Form 10KSB
period 1995-06-30
DELTA PETROLEUM CORP/CO
filed 1995-10-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1995.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         .

                        Commission File No. 0-16203

                      DELTA   PETROLEUM   CORPORATION
          (Exact name of registrant as specified in its charter)

          Colorado                                 84-1060803
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification No.)

 Suite 3310, 555 Seventeenth Street, Denver, Colorado     80202
 (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:
                        (303) 293-9133

   Securities registered under Section 12(b) of the Exchange Act:
                               None

     Securities registered under to Section 12(g) of the Exchange
Act:
                       Common Stock, $.01 par value

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes      X                      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value as of October 9, 1995, of voting stock held by non-affiliates of the registrant was $16,112,154.

As of October 9, 1995, 4,029,154 shares of registrant's Common
Stock $.01 par value were issued and outstanding.

                 The Index to Exhibits appears at Page 42.

                             TABLE OF CONTENTS


                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           6
ITEM 3.   LEGAL PROCEEDINGS                                 15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          15


                                  PART II


ITEM 5.   MARKET FOR DELTA'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              15
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS                        16
ITEM 7.   FINANCIAL STATEMENTS                              25
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     25


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 26
ITEM 10.  EXECUTIVE COMPENSATION                            29
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        31
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                35
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  40

                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS

     (a)  Business Development.

          Delta Petroleum Corporation ("Delta", "Registrant" or "Company") is a Colorado corporation organized December 21, 1984. Delta maintains its principal executive offices at Suite 3310, 555 Seventeenth Street, Denver, Colorado, 80202, and its telephone number is (303) 293-9133. The company's common stock is listed on NASDAQ under the symbol DPTR.

          The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 1995, the Company had varying interests in 80 gross (11.51 net) productive wells located in four states. The Company has undeveloped properties in four states, including interests in
four Federal Units and one lease offshore California.   The
Company operates 14 of the wells and the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 1995, the Company estimated its proved reserves attributable to its onshore properties to be 121,000 Bbls of oil and 4.16 Bcf of gas of which 43,000 Bbls of oil and 2.55 Bcf of gas are proved developed reserves. At June 30, 1995, the Company estimated its proved undeveloped reserves attributable to its offshore California properties to be 57,044,952 Bbls of oil and 62.1 Bcf of gas. There are significant uncertainties as to the timing of the development of the offshore properties. (See "Description of Property"; Item 2 herein.)

           Delta has an authorized capital of 3,000,000 shares of $.10 par value preferred stock and 300,000,000 shares of $.01 par value common stock of which 4,029,154 shares of common stock were issued and outstanding as of October 9, 1995. Delta has outstanding warrants and options to purchase 1,187,000 shares at prices ranging from $1.25 per share to $11.00 per share. Additionally, Delta has outstanding options which were granted to officers, employees and consultants under the Company's 1993 Incentive Plan to purchase up to 970,375 shares of common stock at prices from $1.25 to $9.75 per share. On December 18, 1992, the Company reverse split its common stock on a one for one hundred (1:100) share basis (with fractional shares rounded up). All references to common stock herein give effect to the reverse split.

          At October 9, 1995, the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations.
Amber owns interests in producing oil and gas properties in Oklahoma and non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective March 31, 1993 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

          Reorganization. In October 1992, Delta concluded a series of agreements with Underwriters Financial Group, Inc. ("UFG", formerly Chippewa Resources Corporation) (collectively, the "UFG Agreement") to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Prior to the reorganization, UFG owned approximately 89% of the outstanding shares of Delta's common stock. Under the terms of the UFG Agreement, UFG transferred its oil and gas properties and certain other related assets to Delta as a contribution to the capital of Delta. The assets transferred included producing and non-producing oil and gas properties, accounts receivable, oil field equipment, and office furniture and equipment. UFG also transferred 4,110,660 shares of common stock of Amber Resources Company ("Amber") to Delta. The shares transferred represented an 88.09% interest in Amber.

           Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively, "Ogle") in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of Amber.

          The oil and gas properties and shares of common stock of Amber received from Ogle were recorded at Ogle's predecessor cost of approximately $45,000. The assets transferred to Delta by UFG were recorded at the predecessor cost of the assets to UFG, as adjusted. UFG followed the full cost method of accounting for its oil and gas properties. The predecessor cost of the producing properties transferred was adjusted to conform to the Company's policy of accounting for oil and gas properties under the successful efforts method of accounting. The predecessor cost of each oil and gas property was further adjusted, if necessary, to reduce the amount recorded to the estimated fair value of the oil and gas reserves attributable to the property, if less than the adjusted predecessor cost of the property.

          Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and provided for clarification and revision of certain other provisions of the UFG Agreement.

          On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of October 9, 1995, the registration statement has not been declared effective. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

          Certain of the oil and gas properties transferred had been pledged to secure existing indebtedness of UFG, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property was less than the adjusted predecessor cost, the property was recorded at its adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments by UFG are recorded as a reduction of the liability and a capital contribution.

          3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the "Snyder Note"). The balance due on the note payable at the time of the transfer of the Amber shares to Delta was recorded as a liability of Delta, because of the uncertainty of the ability of UFG to fulfill its obligations under the note.

          The Company believes there is substantial risk that UFG
will be unable to repay the Snyder Note, which is currently in default, and that the encumbered portion of the Amber shares owned by Delta could be lost.  The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to
19.74%.  Amber's oil and gas revenue during the year ended June
30, 1995 amounted to approximately $730,000 which constituted approximately 57% of the Company's consolidated oil and gas
revenues (see Note 4 to the "Consolidated Financial Statements"). Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,100 Bbls of oil and 1.91 Bcf of gas.  Amber's proved undeveloped oil and gas reserves
attributable to its offshore California properties are estimated
to be 10,582,000 Bbls of oil and 12.96 Bcf of gas.   A loss of
the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company. (See "Financial
Statements"; Item 7 herein and "Management's Discussion and
Analysis or Plan of Operation"; Item 6.)

          The UFG Agreement also contained provisions regarding employment agreements, voting agreements and consulting agreements for the Company's executive officers, Aleron H.Larson, Jr. and Roger A. Parker, and provided for the transfer to each of Messrs. Parker and Larson 162,330 shares of the Company's outstanding common stock owned by UFG in exchange for certain securities of UFG. As of October 9, 1995, UFG owns 888,063 shares or approximately 22.04% of Delta's outstanding common stock, all of which is voted by Messrs. Parker and Larson, under a voting agreement. (See "Certain Relationships and Related Transactions"; Item 12 herein.)

           Recent Acquisitions.   Effective February 25, 1994,
Burdette A. Ogle ("Ogle"), a 21.44% shareholder of Delta, granted Delta an option ("Option") to acquire working interests in three proved undeveloped offshore Santa Barbara California, federal oil and gas units ("Interests"). On August 31, 1994, in an addendum to the February 25, 1994 Agreement granting the Option, Ogle agreed to extend the period during which the Option could be exercised until January 3, 1995 in consideration of the issuance by Delta to Ogle of warrants to purchase 100,000 shares of common stock at a price of $8.00 per share until August 31, 1999 with a call provision whereby Delta may repurchase any unexercised warrants for an aggregate sum of $1,000 after the stock has traded at $10.00 per share or greater for thirty consecutive trading days. On January 3, 1995, the Company exercised its option to acquire these properties from Ogle.
Under the Purchase and Sale Agreement and related assignment and conveyance of the interests, Ogle immediately assigned and conveyed the Interests to Delta. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of assignment and conveyance and is payable out of three percent (3%) of the oil and gas production from the Interests. Delta paid Ogle $250,000 in 1995, is to pay an additional $250,000 in 1996 and a minimum of $350,000 annually thereafter until: 1) the $8,000,000 purchase price is paid; 2) 80% of the ultimate reserves of any lease were produced; or 3) 30
years from the date of the conveyance.   Delta already owned
other interests in these same federal units.

     (b)  Business of Issuer.

          During the year ended June 30, 1995, Delta was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. The Company, directly and through Amber, currently has producing oil and gas interests, undeveloped leasehold interests and related assets in south Texas; interests in proven but undeveloped offshore Federal leases and units near Santa Barbara, California; producing and non-producing interests in the Denver-Julesburg, Piceance and North Park Basins of Colorado; and producing interests in the Anadarko Basin in Oklahoma and in the Arkoma Basin in western Arkansas. As of June 30, 1995, the Company had interests in 80
wells.   The Company operates 14 of the wells and the remaining
wells are operated by independent operators under contracts that are standard within the industry. The Company intends to continue its emphasis on the drilling of exploratory and development wells primarily in Colorado, Oklahoma and elsewhere in the Rocky Mountain and Mid-Continent regions.

          The Company intends to drill on some of its leases (presently owned or subsequently acquired); may farm out or sell all or part of some of the leases to others; and/or may participate in joint venture arrangements to develop certain other leases. Only rarely will the Company drill its entire interest in a lease rather than negotiating participation in some portion by others. Such transactions may be structured in any number of different manners which are in use in the oil and gas industry. Each such transaction is likely to be individually negotiated and no standard terms may be predicted.

          (1) Principal Products or Services and Their Markets. The principal products produced by the Company are crude oil and natural gas. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies which have facilities near the Company's producing properties.

          (2) Distribution Methods of the Products or Services. Oil and natural gas produced from the Company's wells are normally sold to the purchasers referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances the Company will be charged a fee for the cost of transporting the oil which fee is deducted from or included in the price paid for the oil. Natural gas wells are connected to pipelines owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

          (3) Status of Any Publicly Announced New Product or Service. The Company has not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of the Company's total assets.

          (4) Competitive Business Conditions. Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. The Company competes with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. The Company does not hold a significant competitive position in the oil and gas industry.

          (5) Sources and Availability of Raw Materials and Names of Principal Suppliers. Oil and gas may be considered raw materials essential to Delta's business. The acquisition, exploration, development, production, and sale of oil and gas are subject to many factors which are outside of Delta's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities.

          (6) Dependence on One or a Few Major Customers. Delta has nine major customers for the sale of oil and gas as of the date of this report, namely, Koch Oil Company, Koch Hydrocarbon Company, Howell Petroleum, Oryx Energy, Apache Corporation, Natural Gas Clearinghouse, El Paso Natural Gas Company, Transok and Twister Transmission Company. The loss of any one or all of these customers would not have a material adverse effect on Delta's business.

          (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts. Delta does not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. Delta is not a party to any labor contracts.

          (8) Need for Any Governmental Approval of Principal Products or Services. Except that the Company must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, the Company does not need to obtain governmental approval of its principal products or services.

          (9) Effect of Existing or Probable Governmental Regulations on the Business. The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant view for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

          (10) Research and Development. Delta does not engage in any research and development activities. Since its inception, Delta has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products, services or techniques.

          (11) Environmental Protection. Because Delta is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect Delta's earnings potential, and could cause material change in Delta's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect Delta's business. Capital expenditures relating to environmental control facilities have not been material to the operation of Delta since its inception. In addition, Delta does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1996.

          (12) Employees. The Company has six full time employees.


ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.

          Delta's offices are located at 555 Seventeenth Street, Suite 3310, Denver, Colorado 80202. Delta leases approximately 4,837 square feet of office space for $5,679 per month and the lease will expire in March of 1998. Currently, Delta subleases approximately 500 square feet to Bion Environmental Technologies, Inc. for $940 per month.

     (b)  Oil and Gas Properties.

          The Company owns interests in oil and gas properties located in California, Colorado, Oklahoma, Texas and elsewhere. Wells from which the Company receives revenues are owned only partially by the Company. For information concerning the Company's oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Note 12 of Notes to Financial Statements" included in this report. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the S.E.C. during the year ended June 30, 1995, the six months ended June 30, 1994, or the year ended December 31, 1993.

          (1)  Principal Properties.

               The following is a brief description of Delta's principal properties:

               California.

               The Company's Offshore California proved undeveloped reserves are attributable to its interests in four federal units (plus one additional lease) located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

               These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered the these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

          Gato Canyon Unit. The most significant unit is known as the Gato Canyon Unit, in which the Company owns a 15.60% working interest (directly 8.63% and through Amber 6.97%). This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April 1989, Samedan announced the completion and test of the Samedan P-0460 #2 which yielded a test flow rate of 5,500 Bbls of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth.
The Monterey Formation is a highly fractured shale formation. The
Monterey (which ranges from 1,500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal leases and/or units). As of July 1, 1995, Mannon Associates, Inc. ("Mannon"), an independent petroleum engineering firm based in Santa Barbara, California, issued a report stating that Gato Canyon contains recoverable reserves estimated to be 72.6 million Bbls of oil and
102.6 Bcf of natural gas representing 11.32 million Bbls of oil and 16.01 Bcf of natural gas net to the Company's 15.60% working interest at July 1, 1995. The oil has an estimated average gravity of 16 degrees API. Based on prices of $11 per Bbl and $1.68 per Mcf and SEC parameters, the Company's 15.60% working interest in the Gato Canyon Unit had a pretax discounted (10%) present value of approximately $17,024,000 as of July 1, 1995. (See "--Oil and
Gas Reserves".) No production in the Gato Canyon Unit is presently anticipated before 2002.

          Point Sal Unit. The Company holds a 6.83% working interest in the Point Sal Unit. This 22,772 acre unit is operated by Shell Oil Company. All four wells drilled on this unit have indicated the presence of producible oil and gas reserves in the Monterey Formation. The largest of these, the Sun P-0422 #1 yielded a combined test flow rate of 3,750 Bbls of oil per day from the Monterey. The oil in the upper block has an average estimated gravity of 10 degrees API and the oil in the subthrust block has an average estimated gravity of 15 degrees API. Based on a report prepared by Mannon effective July 1, 1995, Point Sal Unit contains proved undeveloped recoverable reserves of 266.3 million
Bbls of oil and 298.3 Bcf of natural gas, equivalent to 18.17 million Bbls of oil and 20.36 Bcf of natural gas net to the Company's interest at July 1, 1995. Based on prices of $11 per barrel and $1.68 per Mcf and SEC parameters, the Company's 6.83% working interest in the Point Sal Unit had a pre-tax present value (discounted at 10%) of approximately $22,417,000 as of July
1, 1995.  (See "--- Oil and Gas Reserves".)  No production in the
Point Sal Unit is presently anticipated before 2003.

          Lion Rock Unit and Federal OCS Tract P-0409. The
Company holds a 1% net profits interest (through Amber) in the Lion Rock Unit and a 17.67% working interest (directly) in 5,693 acres in Federal OCS Tract P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San Miguel
Field reservoir. Lion Rock is operated by Shell Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Mannon on July 1, 1995, the Lion Rock Unit contains proved undeveloped recoverable reserves of 452.7 million
Bbls of oil and 408.8 Bcf of natural gas, equivalent to 25.27 million Bbls of oil and 22.82 Bcf of natural gas net to the Company's interest at July 1, 1995. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $11 per barrel and $1.68 per Mcf and SEC parameters, the Company's aggregate interest in the Lion Rock Unit had a pre-tax present value
(discounted at 10%) of approximately $24,248,000 as of July 1, 1995. (See "--Oil and Gas Reserves".) The Mannon evaluation includes the Lion Rock Unit and Federal OCS Tract P-0409 each of which comprise a portion of the San Miguel Field. This tract is not currently part of the Lion Rock Unit, but prior to development the Lion Rock Unit is expected to be expanded to include P-0409. No production in the Lion Rock Unit is presently anticipated before 2002.

          Sword Unit. The Company (through Amber) holds a .8731% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil and gas reserves in the Monterey Formation. Based on a July 1, 1995 report prepared by Mannon, the Sword Unit contains proved undeveloped recoverable reserves of 261.1 million Bbls of oil and 330.0 Bcf of natural gas representing reserves of 2.28 million Bbls of oil (having an estimated average gravity of 10.6 API) and 2.88 Bcf of natural gas to the Company's interest at July 1, 1995. Based on prices of $11 per barrel and $1.68 per Mcf and SEC parameters, the Company's interest in the Sword Unit had a pre-tax present value (discounted at 10%) of approximately $1,768,000 as of July 1, 1995. (See "--Oil and Gas Reserves".) No production in the Sword Unit is presently anticipated before 2006.

          Colorado.

          Denver-Julesburg Basin. The Company owns leasehold interests in approximately 560 gross (64 net) acres in the Denver-Julesburg Basin of Colorado and has interests in nine gross (1.03 net) wells in the Denver-Julesburg Basin producing primarily from the D-Sand and J-Sand formations.

          Piceance Basin. During the fiscal year ended December 31, 1993, Delta acquired the entire working interests in five gas wells (5 net), oil and gas leases covering 17,852 gross and 11,723 net acres and options to lease an additional 2,493 gross and 2,203 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. The acreage is located in and around Plateau Field. The Company plans to attempt re-stimulation and/or re-completion of the five wells during the next twelve months and possibly drill new wells on the acreage depending on the success of the workovers. Because of low natural gas prices during the fiscal year ended June 30, 1995 the Company allowed the options to lease the additional 2,203 net acres to expire. The Company has recently begun recompleting one of the five wells acquired but does not have conclusive results at this time.

          North Park Basin. The Company owns leasehold interests in approximately 11,986 gross and net acres in the North Park Basin of Colorado. This acreage is prospective for horizontal drilling to the fractured Niobrara Shale formation. In acquiring its North Park properties, the Company has selected areas known to be in close proximity to vertical wells drilled into the Niobrara Formation that were either producers or exhibited oil and gas shows. Horizontal exploration has only recently begun in the North Park Basin and no commercial horizontal wells have yet been completed. The Company has formed a joint venture with industry partners to explore the Niobrara formation on the portion of its lease block in and around the Coalmont Field area where North Park Basin's most productive Niobrara production has been found to date. In addition to the Niobrara formation, the Company's leasehold is prospective for conventional drilling to the Pierre, Frontier, Muddy, Dakota, Lakota and Entrada formations, all of which produce in the North Park Basin.

          Oklahoma.

          The Company directly (17 wells) and through Amber (42 wells) owns non-operating working interests in 59 natural gas wells in Oklahoma. The wells range in depth from 4,500 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Atoka formation. Apache Corporation operates 20 of the wells in which the Company owns an interest. Other major operators include Samson Resources Corporation, Meridian Oil Company and Ricks Exploration. The working interests range from less than 1% to 40% and average about 6% per well. Many of the wells have remaining productive lives of 20 to 30 years.

          Approximately half of the Oklahoma wells were acquired by Amber subject to a recoupment agreement with a gas purchaser. Under the terms of the recoupment agreement, the gas purchaser was entitled to receive up to 75% of future production to recoup gas purchased in connection with the settlement of a previous take or pay contract covering the properties. The Company was responsible for royalties and for production costs associated with the properties subject to the recoupment agreement.

          The obligation under the recoupment agreement has been accounted for in a manner similar to a production payment. The estimated present value of the obligation at the date of the acquisition of the properties was recorded as a liability. The liability was calculated based on remaining volumes of gas due, using the price of gas at the date of the acquisition of the properties, discounted at 15% over the period the gas was expected to be recouped. The liability was periodically increased by the accretion of the discount and was reduced as the gas was delivered to the gas purchaser. The gas produced and delivered to the gas purchaser (recoupment gas) was recorded as revenue at the then current price of natural gas. Any difference between the revenue recorded for the recoupment gas and the reduction in the recoupment obligation was accounted for as an increase or decrease in interest expense.

          Recoupment gas royalties represent royalties due on recoupment gas produced and delivered to the gas purchasers pursuant to the terms of the recoupment agreement described
above.   The Company has estimated the liability to the royalty
owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser. The Company's method of estimating the liability to royalty owners is based upon its interpretation of existing law in the jurisdiction as applied to the circumstances relating to its properties.
There is no assurance that the Company's method of calculating its liability to the royalty owners would prevail in court if challenged and if challenged that another method of calculation would not be imposed on the Company.

          On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which Amber agreed to transfer to El Paso, Amber's interest in four wells and the associated acreage in complete satisfaction of
Amber's recoupment gas obligation.   As a result of this
agreement, the Company is no longer be obligated to El Paso for recoupment gas from the remaining wells originally subject to the recoupment agreement.

          Texas.

          Austin Chalk Trend. The Company owns leasehold interests in approximately 1,558 gross acres (393 net acres) in the area encompassing the Austin Chalk Trend in Gonzales and Zavala Counties, Texas and owns interests in four gross (1.28 net) horizontal wells in the Austin Chalk Trend. This does not include the interest of the Company in an additional well, the ownership of which is subject to pending litigation.

          (2)      Other Properties.

          San Juan Basin - New Mexico. The Company owns leasehold interests in approximately 2,230 gross (1,115 net) acres in the San Juan Basin in New Mexico. This leasehold is prospective for drilling to the fractured Mancos Shale Formation. The Company's leasehold is situated between and on trend with existing fractured Mancos production. The Company formed a joint venture with two industry partners to explore the Mancos Shale (either vertically or horizontally) on this leasehold, which directly offsets the LaPlata Mancos Unit, which has produced over 622,000 Bbls of oil (six wells) at an average depth of less than 5,900 feet. Other objectives are the Fruitland, Mesa Verde and Dakota Formations which produce natural gas throughout the immediate area. To date the parties have not developed plans for commencing exploration activities.

          During February 1994, Delta conveyed an interest in certain leases in San Juan County, New Mexico to an unaffiliated party reserving an overriding royalty interest of approximately 1.25% net to Delta. Delta retained the rights to its interest in these leases below the Fruitland Coal formation. The conveyance related to leases covering 1,400 gross acres. During fiscal 1995, Delta conveyed additional interests on the same terms and conditions on approximately 600 gross acres nearby.

          Southwest Sulu Sea - Philippines. The Company holds an interest in the proposed Southwest Sulu Sea "Geophysical Survey and Exploration Contract" (GSEC) Application located offshore in the Philippine Islands. During fiscal 1995, Delta acquired the interest of Troy Bates in exchange for 50,000 shares of common stock, giving Delta a total interest of 5.5%. This approximate 3,800,000 acre contract area will be operated by Crestone Energy
Corporation.   The GSEC has been applied for but has not yet been
granted. The focus of the GSEC will be to develop drillable prospects through the acquisition and evaluation of geophysical/geological data within the contract area. Portions of three geologic sub-basins exist within the contract area and the presence of hydrocarbons has been identified from some of the exploratory wells drilled to date in nearby areas outside the contract area. The Company has reported no reserves related to the GSEC. Management believes the potential value of the GSEC is entirely speculative as of this date.

          (c)  Production.

          The Company is not obligated to provide a fixed and determined quantity of oil and gas in the future under existing
contracts or agreements.   During the year ended June 30, 1995,
the six months ended June 30, 1994 and the year ended December 31, 1993, the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities pursuant to which the Company acted as producer. The following table sets forth the Company's average sales prices and average production costs (excluding amounts attributable to recoupment gas produced) during the periods indicated:


                         Year Ended    Six Months     Year Ended
                           June 30,  Ended June 30,  December 31,
                             1995         1994             1993


Average sales price:
   Oil (per barrel)         $16.34         $13.61         $21.38

   Natural Gas (per Mcf)    $ 1.55         $ 1.94         $ 1.95

Production costs
 (per Mcf equivalent)       $  .48         $  .66           $.61


The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's Discussion and Analysis or Plan of Operations.")

(d)       Productive Wells and Acreage.

          The table below shows, as of June 30, 1995, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Calculations include 100% of wells and acreage owned by Delta and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

             Oil (3) (4)     Gas (3) (4)    Developed Acres (4)
       Gross (1)  Net (1) Gross (1) Net (2) Gross (1)   Net (2)

Texas        4    1.28          0    0           1,558    393
Colorado     9    1.03          4    4           1,240    744
Oklahoma(6)  1     .056        60    4.57       24,153  1,809
Kansas       2     .29          0    0             120     39
            16    2.65         64    8.57       27,071 2,985

(1) A "gross well" or "gross acre" is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(2) A "net well" or "net acre" is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(3) All of the wells classified as "oil" wells are also productive of various amounts of natural gas.

(4)  See "Oil and Gas Reserves" below for reserve data.

(5)  The Company also owns interests in additional wells in West
Virginia for which no reserves are reported because the wells are only marginally profitable. These wells are not reflected in the table above.

(6) Includes acreage which contains proved undeveloped reserves as a result of potential increased density drilling and development of additional zones within certain wells.

          (e)  Undeveloped Acreage.

          At June 30, 1995, the Company held undeveloped acreage by state as set forth below:

                     Undeveloped Acres (1) (2) (3)


     Location           Gross           Net

     California (3)     50,805         4,244

     Colorado           35,773        29,645

     Oklahoma            3,360           271

     New Mexico          2,230         1,115
         TOTAL          92,168        35,275

(1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(2)  Includes acreage owned by Amber.

(3)  Consists of Federal leases offshore California near Santa
Barbara.

     (f)  Drilling Activity


          During the periods indicated, the Company drilled or participated in the drilling of the following productive and nonproductive Exploratory and Development Wells:


                    Year Ended   Six Months Ended    Year Ended
                   June 30, 1995  June 30,1994   December 31,1993
                     Gross   Net    Gross   Net     Gross     Net


Exploratory Wells(1):
Productive:
  Oil. . . . . . . . . 0    .000      0    .000        2     .118
  Gas. . . . . . . . . 1    .056      1    .056        3     .307
Nonproductive. . . . . 1    .125      0    .000        0     .000
Total. . . . . . . . . 2    .181      2    .056        5     .425


Development Wells(1):.
Productive:
  Oil. . . . . . . . . 2    .112      0    .000        0     .000
  Gas. . . . . . . . . 4    .186      0    .025        3     .045
Nonproductive. . . .   2    .112      0    .000        0     .000
Total. . . . . . . . . 8    .410      1    .025        3     .045


Total Wells(1):
Productive:
  Oil. . . . . . . . . 2    .112      0    .000        2     .118
  Gas. . . . . . . . . 5    .242      2    .081        6     .352
Nonproductive. . . . . 3    .237      0    .000        0     .000
Total Wells. . . . .  10    .591      2    .081        8     .47

(1) Does not include wells in which the Company had only a royalty interest.

ITEM 3.     LEGAL PROCEEDINGS

       The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.


                                  PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

       (a)  Market Information.

            Until Delta was listed on NASDAQ on June 11, 1993, Delta had only limited trading in the over-the-counter market. Delta stock is not traded in certain states and will not be until and unless Delta is able to qualify, exempt or register its stock. At present Delta's common stock trades under the symbol "DPTR" on NASDAQ. To date, trading volumes have been relatively light. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended             High Bid        Low Bid

         September 30, 1993              6.75          4.75
         December 31, 1993               5.87          3.50
         March 31, 1994                  5.75          3.62
         June 30, 1994                   5.25          4.37
         September 30, 1994              6.00          4.75
         December 31, 1994               6.87          5.75
         March 31, 1995                  6.87          6.75
         June 30, 1995                   6.75          6.00


              On October 9, 1995 the closing price of the Common
Stock was $7.75 bid and $8.00 asked.

         (b)  Approximate Number of Holders of Common Stock.

              The number of holders of record of the Company's
Common Stock at September 30, 1995 was approximately 800 which does not include an unknown number of additional holders whose stock is held in "street name".

         (c)  Dividends.

              The Company has not paid dividends on its stock and does not expect to do so in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS

    Background

              In October 1992, Delta concluded a series of agreements with Underwriters Financial Group, Inc. ("UFG") (collectively, the "UFG Agreement") to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Prior to the reorganization, UFG owned approximately 89% of the outstanding shares of Delta's common stock. Under the terms of the UFG Agreement, UFG transferred its oil and gas properties and certain other related assets to Delta as a contribution to the capital of Delta. The assets transferred included producing and non-producing oil and gas properties, accounts receivable, oil field equipment, and office furniture and equipment. UFG also transferred 4,110,660 shares of common stock of Amber to Delta. The shares transferred represented an 88.09% interest in Amber.

              Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of common stock to Messrs. Burdette
A. Ogle and Ronald Heck (collectively, "Ogle") in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of Amber.

              The oil and gas properties and shares of common stock of Amber received from Ogle were recorded at Ogle's predecessor cost of approximately $45,000. The assets transferred to Delta by UFG were recorded at the predecessor cost of the assets to UFG, as adjusted. UFG followed the full cost method of accounting for its oil and gas properties. The predecessor cost of the producing properties transferred was adjusted to conform to the Company's policy of accounting for oil and gas properties under the successful efforts method of accounting. The predecessor cost of each oil and gas property was further adjusted, if necessary, to reduce the amount recorded to the estimated fair value of the oil and gas reserves attributable to the property, if less than the adjusted predecessor cost of the property.

              Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG has assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG Agreement. In February 1995, UFG transferred 92,117 shares of the Company's common stock, and 491,300 shares of UFG common stock to the Company in satisfaction of the note receivable from UFG. The market value of the Company's common stock received from UFG was accounted for as a capital contributions and an increase in treasury stock. The treasury stock was subsequently retired. Trading on UFG's common stock has been suspended by the American Stock Exchange, therefore, the value of the 491,300 shares of UFG's common stock owned by the Company is uncertain. Accordingly the Company has not placed any value on the shares received.

              Certain of the oil and gas properties transferred had been pledged by UFG to secure existing indebtedness, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property was less than the adjusted predecessor cost, the property was recorded at its adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments by UFG which reduce the liabilities recorded by the Company are recorded as a reduction of the liability and a capital contribution.

              3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the "Snyder Note"). The balance due on the note payable at the time of the transfer of the Amber shares to Delta of $2,292,456 was recorded as a liability of Delta because of the uncertainty of the ability of UFG to fulfill its obligations under the note.

    Liquidity and Capital Resources.

              At June 30, 1995, the Company had a working capital deficit of $3,815,047 compared to a working capital deficit of $3,473,977 at June 30, 1994. The Company's working capital deficit is in part a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,232,855 which is non recourse to Delta and payable by its former parent, UFG. Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

              The Company's current liabilities also include royalties payable in suspense of $241,233 at June 30, 1995 which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against Amber by royalty owners for amounts due for prior production. The Company's current liabilities also include royalties payable on recoupment gas produced on certain wells owned by Amber of $669,841 at June 30, 1995. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. During the year ended June 30, 1995, the Company settled its recoupment gas obligation. As a result of the recoupment settlement, subsequent royalty obligations are the responsibility of the operator.

              The Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. Further, Amber, rather than Delta, would be directly liable for payment of any such claims. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable in suspense and recoupment royalties payable.

              The Company's current liabilities include amounts due to stockholders for consulting fees of $162,500 at June 30, 1995. Subsequent to year end, the consulting fee payable was paid in full. The Company's current liabilities also include a note payable to a third party that was paid subsequent to year end.

              On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which Amber agreed to transfer to El Paso Amber's interest in four wells and the associated acreage in complete satisfaction of Amber's recoupment gas obligation. As a result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. As a result of this transaction, the Company recorded an extraordinary gain of $493,850.

              In May 1995, a portion of the convertible note payable was transferred from a third party to Bion Technologies, Inc. During June 1995, the Company issued 461,002 restricted shares of the Company's common stock in satisfaction of the note payable and related accrued interest. In connection with the conversion, Aleron H. Larson and Roger A. Parker, officers of the Company, entered into voting agreements granting them the right to vote the 461,002 shares of common stock until 2004.

              The Company estimates its capital expenditures for onshore proved undeveloped properties to be approximately $700,000 for the year ended June 30, 1996. However, the Company is not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes the Company has ability to fund such projects.

              The Company's working interest share of the future estimated development costs relating to its offshore California proved undeveloped properties approximate $163 million. No significant amounts are expected to be incurred during fiscal 1996 and $2.85 and $3.62 million are expected to be incurred during fiscal 1997 and 1998, respectively. Based on current engineering estimates the Company's share of future development costs are expected to be $64 million through fiscal year 2002, after which the production revenue is expected to exceed both the operating and annual development costs. The amounts required for development of these proved undeveloped reserves are so substantial relative to the Company's present financial resources, the Company may ultimately determine to farmout all or a portion of its interest. If it were to farmout its interests, the Company's share of proved reserves would be decreased substantially. Alternatively, the Company may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that the Company can obtain any such financing. If the Company were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

              The Company received the proceeds from the exercise of options to purchase shares of its common stock for $269,963 during the year ended June 30, 1995, $252,700 during the six months ended June 30, 1994 and $98,750 during the year ended December 31, 1993. Subsequent to year end, the Company completed a sale of 231,000 shares of the Company's common stock to third parties for $750,000 with net of proceeds to the Company of $675,000 after payment of certain fees. Under the purchase agreement the Company has committed to register the shares within 30 days or increase the number of shares by 25,000 with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore, with interest payable at 15% per annum from the date funds were received.

              The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of development wells on its proved undeveloped properties during the next twelve months. There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

              After evaluation of the considerations described above the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

    Results of Operations

              Net Earnings (Loss). The Company's net loss for the year ended June 30, 1995 was $3,573,317, net of a $493,850 extraordinary gain on the settlement of the Company's recoupment gas obligation compared to a net loss of $1,310,047 for the six months ended June 30, 1994 and a net loss of $1,774,473 for the year ended December 31, 1993. The loss for the year ended June 30, 1995 included stock option expense of $1,508,750 for options granted under the Company's Incentive Plan to two officers to each purchase 177,500 shares of common stock at $1.25. In addition, the loss for the year ended June 30, 1995 also included a $250,000 minimum royalty to a related party as part of the acquisition of three proved undeveloped offshore Santa Barbara,
California federal oil and gas units.   The loss for the year
ended June 30, 1995 also included $559,445 for abandoned and impaired properties. Included in the $559,445 is a write down of its oil and gas properties of $411,791 to comply with SFAS 121 "Accounting for the impairment of long-lived assets and long-lived assets to be disposed of". The write down of the Company's producing oil and gas properties are primarily due to the depressed natural gas prices. The loss for the six months ended June 30, 1994 included $233,363 for abandoned and impaired properties and a write-off of advances to UFG of $148,864. The loss for the years ended December 31, 1993 included $72,366 for
abandoned and impaired properties.   In addition, the loss for
the year ended December 31, 1993 included a write off of investments and related receivables of $350,200 relating to the Company's investments in Rio Pecos Transmission Company, LLC and Engas Corporation.

              Revenue. Total revenue for the year ended June 30, 1995 was $1,428,907 compared to $740,280 for the six months ended June 30, 1994 and $1,923,998 for the year ended December 31, 1993. Oil and gas sales for the year ended June 30, 1995 were $1,272,989 compared to $687,811 for the six months ended June 30, 1994 and $1,873,088 for the year ended December 31,
1993.   The decrease in oil and gas sales during the year ended
June 30, 1995 resulted from a decline in the average price for natural gas and the normal decline in production rates from the Company's wells. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $167,009 for the year ended June 30, 1995, $255,859 for the six months ended June 30, 1994 and $632,116 for the year ended December 31, 1993. Revenue was recorded as the recoupment gas was produced and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas. On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company under which Amber agreed to transfer to El Paso Amber's interest in four wells and the associated acreage in complete satisfaction of the obligation. As a result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells originally subject to the recoupment agreement.

              Production volumes and average prices received
(excluding amounts attributable to recoupment gas produced) for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 are as follows:

                                    Six Months
                    Year Ended         Ended           Year Ended
                      June 30,       June 30,        December 31,
                         1995            1994               1993


Production:

    Oil (barrels)      12,261            7,125             13,259
    Gas (Mcf)         582,844          173,021            490,868

Average Price:

    Oil (per barrel)   $16.34           $13.61             $21.38
    Gas (per Mcf)      $ 1.55            $1.94              $1.95

              Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1995 were $369,683 compared to $239,948 and $497,339 for the six months ended June 30, 1994 and year ended December 31, 1993, respectively. On a MCF equivalent basis, production expenses and taxes were $.48 per Mcf equivalent during the year ended June 30, 1995 compared to $.66 and $.61, respectively, per Mcf equivalent for the six months ended June 30, 1994 and the year ended December 31, 1993. The decline in lease operating expenses on an equivalent Mcf basis can be attributed to the decrease in recoupment royalty expense resulting from the settlement of the recoupment gas obligation.

              Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 1995 was $542,979 compared to $398,697 and $746,377, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. On a MCF equivalent basis, the depletion rate was $.71 per Mcf equivalent during the year ended June 30, 1995 compared to $1.11 and $.91 per Mcf equivalent, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. The decrease in the depletion rate for 1995 is primarily a result of the settlement of the recoupment gas obligation.

              Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $23,811 for the year ended June 30, 1995 compared to $86,804 and $70,883, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993.

              Abandonment and Impairment of Oil and Gas
Properties. The Company recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 1995 of $559,445, including $411,791 recorded upon the adoption of SFAS 121, compared to $233,363 and $72,366, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. The write down of the Company's producing oil and gas properties was primarily due to the depressed natural gas prices.

              General and Administrative Expenses. General and administrative expense for the year ended June 30, 1995 was $1,589,042 compared to $587,939 and $1,014,668, respectively, for the six months ended June 30, 1994 and years ended December 31, 1993. General and administrative expenses increased an annualized basis from 1993 to 1994 primarily because of the Company's increased level of activity beginning in April of 1993 after the Company's management resigned as management of the Company's former parent, UFG, and became employed by Delta on a full time basis. General and administrative expense increased from an annualized basis from 1994 to 1995 primarily as a result of additional legal and accounting costs relating to the restatement of the Company's financial statements for the change in method of accounting for oil and gas properties to the successful efforts method from the full cost method along with an increase in broker and shareholder relations expense in an attempt to create a more liquid trading market for the Company's common stock.

              Stock Option Expense. On September 21, 1994, the Company's Incentive Plan Committee granted to each of two officers options to purchase 177,500 shares of common stock at $1.25 per share under the Incentive Plan. The options are immediately exercisable and expire September 21, 2004. Also on September 21, 1994, each officer surrendered to the Company 177,500 warrants to purchase shares at $1.25 per share owned by them. Stock option expense of $1,508,750 has been recorded for the year ended June 30, 1995 based on the difference between the option price and the quoted market price on the date of grant for the options granted.

              Minimum Royalty To Related Party.   The minimum
royalty to related party represents the minimum royalty paid in 1995 pursuant to the terms of the agreement with to acquire interests in three proved undeveloped offshore Santa Barbara, California federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payment. Delta paid Ogle $250,000 in 1995, is to pay an additional $250,000 in 1996 and a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance.

              Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $113,285 for the year ended June 30, 1995 and $99,603 and $443,676, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993.

              Interest on Notes Payable. Interest on notes payable was $539,079 for the year ended June 30, 1995 and $255,109 and $502,962, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. Interest expense includes interest on the Company's convertible note payable issued in November 1992 and interest on the Snyder Note.
Although the Company is not obligated to make payments on the Snyder Note, the Company records interest expense pursuant to the terms of the note. This note is non-recourse to the Company and, although there is no assurance that it will do so, the Company expects that its former parent, UFG, will discharge this note during the next twelve months thereby eliminating interest expense on this note.

              On May 22, 1995, a portion of the convertible promissory note was transferred to Bion. During June 1995, the entire note and related accrued interest was converted into 461,002 restricted shares of the Company's common stock. In connection with the conversion, Aleron H. Larson, Jr. and Roger
A. Parker, officers of the Company, entered into voting agreements granting them the right to vote the 461,002 shares of common stock until 2004.

    Future Operations

              The Company believes there is risk that UFG will be unable to timely repay the Snyder Note which is currently in default, and that the encumbered portion of the Amber shares owned by Delta could be lost to Delta unless Delta is able to make other arrangements to allow it to keep the shares and/or to realize the equivalent value from UFG. Such other arrangements might include legal action by Delta against UFG. In addition, the Company holds certificates representing 888,063 shares of Delta common stock which are in the name of UFG as collateral pending the discharge of UFG's obligation to Snyder Oil Corporation. As a result, the Company could cancel such collateral shares and reduce the number of shares outstanding or attempt to resell some or all of these shares and use the proceeds therefrom to pay the debt owed by UFG encumbering the Amber shares.

              The loss of the encumbered Amber shares would
reduce Delta's ownership interest in Amber to 19.74%.  Amber's oil and gas revenue during the year ended June 30, 1995 amounted to approximately $730,000 which constituted approximately 57% of the Company's consolidated oil and gas revenues Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,100 Bbls of oil and 1.91 Bcf of gas. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,000 Bbls of oil
and 12.96 Bcf of gas.   A loss of the encumbered Amber shares
would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company (see Note 4 to the "Consolidated Financial Statements").

              The Company's Offshore California proved undeveloped reserves are attributable to its interests in four federal units (plus one additional lease) located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

              These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered the these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

ITEM 7.       FINANCIAL STATEMENTS

              Financial Statements and Supplementary Data are included herein beginning on page F-1.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                 PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

              The following table sets forth the names, ages and positions held with respect to each Director and Executive
Officer of the Company who served during the period ended June
30, 1995, along with the period served as a Director.


       Name            Age      Position(s)            Period of
                                                       Service

Aleron H. Larson, Jr.  50   Chairman of the Board,   May 1987 to
                            Chief Executive Officer     Present
                            Secretary, Treasurer
                            and a Director

Roger A. Parker        33   President and             May 1987 to
                             a Director                  Present

Terry D. Enright       46   Director                November 1987
                                                     to Present

Don Mettler            71   Director                  May 1993 to
                                                        Present

     All directors will hold office until the next annual meeting of shareholders. There are no arrangements or understandings between any director of the Company and any other person or persons pursuant to which such director was or is to be selected as a director.

     All officers of the Company will hold office until the next annual meeting of the Company. There is no arrangement or understanding between any such officer or any person pursuant to which such officer is to be selected as an officer of the Company. There is no employee who is not a designated officer or director who is expected to make any significant contribution to the business of the Company.

     The following set forth biographical information as to the business experience of each current officer and director of the Company.

     Aleron H. Larson, Jr., age 50, has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company listed on the American Stock Exchange which presently owns approximately 22% of the outstanding equity securities of Delta. Mr. Larson submitted his resignation from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Amber, a public oil and gas company which was a majority-owned subsidiary of UFG from August 1991 until October 1992, at which time it became a majority-owned subsidiary of Delta. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas Company which is now inactive. During part of 1989 and part of 1990, he served as a Director of Apex Operating Company, Inc. and P & G Exploration (formerly Texco Exploration, Inc.). Mr. Larson has been principally involved in the oil and gas business since 1978.
 Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 33, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker submitted his resignation from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex Operating Company, Inc. since its inception in 1987. He has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and Shareholder of Ampet, Inc. He was a Director of Universal Exploration, Inc., from 1986 to 1989. He attended the University of Colorado where he received a Bachelor of Science in Mineral Land Management in the spring of 1983. He is a member of the Rocky Mountain Oil and Gas Association and the National Federation of Independent Businesses.

     Terry D. Enright, age 46, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil
and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     Don E. Mettler, age 71, served as a Director and Audit Committee member of Underwriters Financial Group, Inc. (formerly Chippewa Resources Corporation) from June 1991 until March 31, 1993. Mr. Mettler has been active in the oil and gas field for over 30 years. He received a B.S. Degree in Geology/Engineering from Kansas State University in 1948, and a M.S. Degree in Geology from Kansas University in 1955. From 1951 to 1961, Mr. Mettler was a Geologist and District Geologist at Shell Oil Company. From 1961-1963 he was a Geologist and then Chief Geologist from 1963 to 1968 for Davis Oil Co., Denver, Colorado. Mr. Mettler served as Director/Vice President of Exploration for Petro Lewis Corporation, Denver, Colorado from 1968 to 1973. Between 1971 to 1986, Mr. Mettler also served as Chairman of Trustees at Randell-Moore Accelerated Schools. Between 1975-1978, Mr. Mettler was Vice President of Exploration for Canus Petroleum, Inc., Denver, Colorado. From 1978 to 1985, Mr. Mettler was a Chairman/Vice President of Exploration for Tri-Ex Oil & Gas, Inc., Denver, Colorado. From 1982 to the present, Mr. Mettler has served as Chairman/President and principal owner of Air Carrier International Flight Academy, Denver, Colorado, a training school for airline pilots.

    There is no family relationship among or between any of the Directors.

    Messrs. Enright and Mettler serve as the audit committee and as the compensation committee. Messrs. Enright and Mettler also constitute the Incentive Plan Committee for the Delta 1993
Incentive Plan for the Company.


ITEM 10.     EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION


                                   ANNUAL COMPENSATION
NAME AND
PRINCIPAL
POSITION                 PERIOD          SALARY       BONUS

Aleron H. Larson, Jr.   Year Ended
CEO, Director           6/30/95        $180,000       $  -0-
                      6 mos. ended
                        6/30/94          90,000          -0-
                        Year 1993       135,000(2)       -0-
                        Year 1992         -0-            -0-

Roger A. Parker        Year Ended
President,               6/30/95       $180,000       $  -0-
Director             6 mos. ended
                         6/30/94         90,000          -0-
                       Year 1993        135,000(2)       -0-
                       Year 1992          -0-            -0-



                                     LONG TERM
                                    COMPENSATION
                                      AWARDS

                                     SECURITIES
                                     UNDERLYING
NAME AND                              OPTIONS/         ALL OTHER
PRINCIPAL POSITION      PERIOD          SARS         COMPENSATION


Aleron H. Larson, Jr.   Year Ended
CEO, Director           6/30/95         177,500(4)        $ -0-
                      6 mos. ended
                        6/30/94           -0-               -0-
                      Year 1993         100,000(3)          -0-
                      Year 1992           -0-               -0-


Roger A. Parker        Year Ended
President,               6/30/95       $177,500(4)        $6,338
Director             6 mos. ended
                         6/30/94          -0-               -0-
                       Year 1993        100,000(3)          -0-
                       Year 1992          -0-               -0-


(1) This table does not include compensation received during these periods by Messrs. Larson and Parker as officers and directors of UFG, the former parent of Delta.

(2)    Includes reimbursement of certain expenses.

(3) Options to purchase shares of common stock at $3.75/share until June 9, 2003 under the Delta 1993 Incentive Plan.

(4) Options to purchase 177,500 shares each of common stock @ $1.25/share until September 21, 2004 were granted to Aleron H. Larson, Jr. and Roger A. Parker on September 21, 1994 under the Delta 1993 Incentive Plan. On that date, the same parties each surrendered for cancellation an equal number of Class D warrants to purchase shares at $1.25 per share until August 8, 1995.

(5) These amounts represent imputed interest on a non interest bearing advance to this officer with interest imputed at eight percent (8%) per annum.


             AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/VALUES


                                     Shares Acquired    Realized
Name                                 On Exercise (#)        $

Aleron H. Larson, Jr.                        -0-           -0-
CEO

Roger A. Parker                              -0-            -0-
President
                                   Number of
                                  Securities            Value of
                                  Underlying          Unexercised
                                  Unexercised        In-the-Money
                                   Options              Options
                                 at FY-End (#)      at FY-End ($)

                                Exercisable/         Exercisable/
Name                            Unexercisable       Unexercisable

Aleron H. Larson, Jr.              284,500           $842,545/0
CEO

Roger A. Parker                    284,500            842,545/0
President

(1) Includes 177,500 Options to purchase common stock exercisable at $1.25 per share until September 21, 2004; 7,000 Class F warrants to purchase common stock exercisable at $2.50 per share until August 8, 1995; 100,000 options to purchase common stock exercisable at $3.75 per share until June 9, 2003. On September 21, 1994 the Company's Incentive Plan Committee granted Messrs. Larson and Parker each 177,500 immediately exercisable options to purchase Common Stock exercisable at $1.25 per share until September 21, 2004, which options were granted under the Company's 1993 Incentive Plan. Also on September 21, 1994, Messrs. Larson and Parker each surrendered for cancellation 177,500 Class D warrants to purchase shares at $1.25 per share.

    (a)  Compensation of Directors.

     Directors were not compensated for serving as directors or for any services provided as directors during the period ended
June 30, 1995.

    (b)  Employment Contracts and Termination of Employment and
Change-in-Control Agreement.

     On September 21, 1994, the Company's Compensation Committee authorized the Company to enter into employment agreements with the Company's Chairman and President which employment agreements replaced and superseded the prior employment agreements with such persons. (See Form 8-K dated September 21, 1994). During the period ended June 30, 1994, the Chairman and President were compensated pursuant to provisions in the Employment agreements which were then in effect dated December 21, 1992. Under both the previous and current employment agreements the Chairman and President each received a salary of $180,000 per year. The September 21, 1994 employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the September 21, 1994 employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event of a change in control of the Company, as defined in Delta's 1993 Incentive Plan, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL SHAREHOLDERS
     AND MANAGEMENT

    (a)  Security Ownership of Certain Beneficial Owners:

     The following table presents information concerning persons known by management to own beneficially 5% or more of the Company's issued and outstanding voting securities of the Company at October 9, 1995.


               Name and Address       Amount and Nature
Title of       of Beneficial           of Beneficial      Percent
Class (1)          Owner               Ownership         of Class(2)


Common Stock   Aleron H. Larson,Jr.  1,777,065 shares(3)   40.49%
               555 17th St., #3310
               Denver, CO 80202

Common Stock   Roger A. Parker       1,762,645 shares(4)   40.16%
               555 17th St., #3310
               Denver, CO 80202

Common Stock   Aleron H. Larson,Jr.  2,264,645 shares(5)   47.70%
               & Roger A. Parker
               (as a group)
               555 17th St., #3310
               Denver, CO 80202

Common Stock   Underwriters Financial   888,063 shares(6)  22.04%
               Group, Inc.
               80 Maiden Lane
               New York, NY 10038

Common Stock   Burdette A. Ogle          885,264 shares(7) 21.44%
               422 White Avenue, #331
               Grand Junction, CO 81501

Common Stock   Corporate Relations Group  310,546 shares    7.71%
               1801 Lee Road, Suite 301
               Winter Park, FL 32789

Common Stock   LoTayLingKyur, Inc.        289,960 shares(8) 7.02%
               1345 Spruce Street, Suite I
               Boulder, CO 80302

Common Stock   Pow Wow, Inc.              300,000 shares(9) 6.93%
               101 E. Lawren Ct.
               Fern Park, FL 32730

Common Stock   Fondo de Adquisiciones    300,000 shares(10) 6.93%
               E. Internacionales XL SA
               Apartado 1474 - 1000
               San Jose, Costa Rica

Common Stock   Ronald Heck               250,000 shares    6.20%
               Suite I
               5464 Carpinteria Avenue
               Carpinteria, CA 93013


(1) Delta has an authorized capital of 300,000,000 shares of $.01 par value common stock of which 4,029,154 shares were issued and outstanding as of October 9 1995. Delta also has an authorized capital of 3,000,000 shares of $.10 par value preferred stock. In addition, Delta had outstanding warrants and options to purchase 1,187,000 shares at prices ranging from $1.25 per share to $11.00 per share: Additionally, Delta has outstanding options which were granted to officers, employees and consultant to purchase up to 970,375 shares of common stock at prices from $1.25 to $9.75 per share.

(2) The percentage set forth after the shares listed for each beneficial owner is based upon total shares outstanding of 4,029,154. The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised. Warrants and options are aggregated without regard to the class of warrant or option.

(3) Includes 142,500 shares owned by Mr. Larson's wife; 7,000 Options to purchase shares of common stock at $2.50 per share until July 25, 2005; 100,000 options exercisable at a price of $3.75 per share until June 9, 2003; 177,500 options exercisable at a price of $1.25 per share until September 21, 2004; 75,000 options (granted subsequent to June 30, 1995) exercisable at a price of $6.375 per share until August 30, 2005; and 888,063 shares owned by Underwriters Financial Group, Inc.; 191,042 shares owned by Bion Environmental Technologies, Inc.; 189,960 shares owned by LoTayLingKyur, Inc.; 3,000 shares owned by Willie Lee Lipsey and 3,000 shares owned by the Woolworth Fund, Inc., for which Mr. Larson has shared voting power with Mr. Parker but for which he has no investment power. The durations of the voting agreements affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) are as follows: Underwriters Financial Group, Inc. - until December 31, 2002; Bion Environmental Technologies, Inc. - until June 30, 2004; LoTayLingKyur, Inc. - until March 17, 2004; Willie Lee Lipsey - until December 31, 1997; Woolworth Fund, Inc. - until December 31, 1997.

(4) Includes 128,080 shares owned by Mr. Parker directly; 7,000 Options to purchase shares of common stock at $2.50 per share until July 25, 2005; 100,000 options exercisable at a price of $3.75 per share until June 9, 2003; 177,500 options exercisable at a price of $1.25 per share until September 21, 2004; 75,000 options (granted subsequent to June 30, 1995) exercisable at a price of $6.375 per share until August 30, 2005 and 888,063 shares owned by Underwriters Financial Group, Inc.; 191,042 shares owned by Bion
Environmental Technologies, Inc.; 189,960 shares owned by
LoTayLingKyur, Inc.; 3,000 shares owned by Willie Lee Lipsey and
3,000 shares owned by the Woolworth Fund, Inc., for which Mr.
Parker has shared voting power with Mr. Larson but for which he has no investment power. The durations of the voting agreements affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) are as follows: Underwriters Financial Group, Inc. - until December 31,
2002; Bion Environmental Technologies,  Inc. - until June 30,
2004; LoTayLingKyur, Inc. - until March 17, 2004; Willie Lee
Lipsey - until December 31, 1997; Woolworth Fund, Inc. - until
December 31, 1997.

(5) Includes all warrants, options and shares referenced in footnotes (3) and (4) above as if all warrants and options were exercised and as if all resulting shares, including shares covered by the above referenced voting agreements were voted as a group.

(6) These shares are subject to the voting agreement referenced in footnotes (3), (4) and (5) above.

(7) Includes 785,264 shares owned by Mr. Ogle directly and warrants to purchase 100,000 shares of common stock at $8.00 per share until August 31, 1999 with a call provision whereby the Company may repurchase any unexercised warrants for an aggregate sum of $1,000 after the Company stock has traded for $10.00 per share or greater for 30 consecutive trading days.

(8) Includes 189,960 shares held of record, 50,000 shares of common stock underlying a currently exercisable warrant to purchase shares at $1.25, and 50,000 shares underlying a currently exercisable option to purchase shares at $6.00.

(9) Includes 300,000 shares underlying Options which are currently exercisable at $5.50 per share (as to 75,000 shares), $6.60 per share (as to 75,000 shares), $7.70 per share (as to 50,000 shares), $8.80 per share (as to 50,000 shares) and $11.00 per share (as to 50,000 shares), respectively, subject to adjustment under certain circumstances.

(10) Includes 300,000 shares underlying Options which are currently exercisable at $5.50 per share (as to 75,000 shares), $6.60 per share (as to 75,00 shares), $7.70 per share (as to 50,000 shares), $8.80 per share (as to 50,000 shares) and $11.00 per share (as to 50,000 shares), respectively, subject to adjustment under certain circumstances.

     (b)  Security Ownership of Management:

                                         Amount
                                       and Nature
Title of        Name of Beneficial    of Beneficial       Percent
Class (1)            Owner               Ownership    of Class(2)

Common Stock      Aleron H. Larson, Jr.   1,777,065      40.49%
                                          shares (3)

Common Stock      Roger A. Parker         1,762,645      40.16%
                                          shares (4)

Common Stock      Terry D. Enright           21,200      00.52%
                                          shares (5)

Common Stock      Don E. Mettler             10,000      00.25%
                                          share (6)

Common Stock   Officers and Directors     2,295,845      48.11%
               as a Group (4 persons)    shares (7)

(1) See Note (1) to preceding table
(2) See Note (2) to preceding table
(3) See Note (3) to preceding table
(4) See Note (4) to preceding table
(5) Includes 5,000 shares owned by Mr. Enright directly and 1,200 shares owned by Enright Gas & Oil, Inc., a private oil and gas company owned by Mr. Enright and his wife; includes 5,000 Class D Warrants to purchase shares of common stock at $1.25 per share until the underlying shares are registered, and includes 10,000 Class I warrants to purchase stock at $3.50 per share until June 9, 2003.
(6) Includes 10,000 Class I warrants to purchase stock at $3.50 per share until June 9, 2003.
(7) Includes 888,063 shares owned by UFG ; 191,042 shares owned by Bion Environmental Technologies, Inc.; 189,960 shares owned by LoTayLingKyur, Inc.; 3,000 shares owned by Willie Lee Lipsey and 3,000 shares owned by the Woolworth Fund, Inc. as of September 7, 1995 which are voted by Messrs. Larson and Parker under voting agreements described in footnotes (3) and (4) above and includes all warrants and options referenced in footnotes (3), (4), (5) and (6) above.

    (c)  Change in Control.  None.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)   Background and Reorganization

         During the period from July, 1990 through October, 1992, in a series of transactions, UFG acquired 1,437,340 shares of common stock of Delta which represented approximately 89% of the then outstanding shares of common stock of Delta.

         In October 1992, Delta concluded a series of agreements with UFG (collectively, the "UFG Agreement") to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the UFG Agreement, UFG transferred its oil and gas properties and certain other related assets to Delta as a contribution to the capital of Delta. The assets transferred included producing and non-producing oil and gas properties, accounts receivable, oil field equipment, and office furniture and equipment. UFG also transferred 4,110,660 shares of common stock of Amber to Delta. The shares transferred represented an 88.09% interest in Amber.

         Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of common stock to Messrs. Burdette
A. Ogle and Ronald Heck (collectively, "Ogle") in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of Amber.

         The oil and gas properties and shares of common stock of Amber received from Ogle were recorded at Ogle's predecessor cost of approximately $45,000. The assets transferred to Delta by UFG were recorded at the predecessor cost of the assets to UFG, as adjusted. UFG followed the full cost method of accounting for its oil and gas properties. The predecessor cost of the producing properties transferred was adjusted to conform to the Company's policy of accounting for oil and gas properties under the successful efforts method of accounting. The predecessor cost of each oil and gas property was further adjusted, if necessary, to reduce the amount recorded to the estimated fair value of the oil and gas reserves attributable to the property, if less than the adjusted predecessor cost of the property.

         Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of
certain other provisions of the UFG Agreement.   On February 23,
1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, under which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta common stock owned by UFG. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation (Snyder) thereby releasing to Delta the Amber Resources Company common stock held by Snyder as collateral for the promissory note.

         Certain of the oil and gas properties transferred had been pledged to secure existing indebtedness of UFG, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property was less than the adjusted predecessor cost, the property was recorded at its adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments by UFG are recorded as a reduction of the liability and a capital contribution.

         3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the "Snyder Note"). The balance due on the note payable at the time of the transfer of the Amber shares to Delta of $2,292,456 was recorded as a liability of Delta, because of the uncertainty of the ability of UFG to fulfill its obligations under the note.

         The Company believes there is substantial risk that UFG will be unable to timely repay the Snyder Note, which is currently in default, and that the encumbered portion of the Amber shares owned by Delta could be lost. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's revenue during the year ended
June 30, 1995 amounted to approximately $730,000 which constituted approximately 57% of the Company's consolidated revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,100 Bbls of oil and
1.91 Bcf of gas. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,00 Bbls of oil and 12.96 Bcf of gas. A loss of the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company. (See "Financial Statements"; Item 7 herein and "Management's Discussion and Analysis or Plan of Operation"; Item 6.)

         The UFG Agreement also contained provisions regarding employment, voting agreements and consulting agreements for the Company's executive officers, Aleron H. Larson, Jr. and Roger A. Parker, and provided for the transfer to each of Messrs. Parker and Larson 162,330 shares of the Company's outstanding common stock owned by UFG in exchange for certain securities of UFG. Subsequent to the reorganization, UFG owned 1,112,680 shares of common stock.

    Other Agreements/Transactions.

         (a) On December 21, 1992, pursuant to the terms of an agreement dated October 21, 1992 (see Exhibit 28.1 to Form 8-K dated December 4, 1992), UFG executed a voting agreement (See Form 8-K dated February 5, 1993; Exhibit 9.1) which voting agreement gives to Aleron H. Larson, Jr., C.E.O. of Registrant, and Roger A. Parker, President of Registrant, the right to vote the shares of Registrant's common stock owned by UFG (unless sold to non-affiliates in the public market) until December 31, 2002.

         (b) Effective October 28, 1992, the Company entered into a five year consulting agreement with Burdette A. Ogle and Ronald Heck which provides for a fee of $10,000 per month. (See Form 8-K dated December 4, 1992; Exhibit 28.2.) Messrs. Ogle and Heck own beneficially 21.44% and 6.20%, respectively, of the Company's outstanding common stock. To the Company's best knowledge and belief, the $10,000 per month consulting fee paid to Messrs. Ogle and Heck is comparable to those fees charged by Messrs. Ogle and Heck to other companies owning interests in offshore California for consulting services rendered to those other companies with respect to their own offshore California interests. It is the Company's understanding that, in the aggregate, Mr. Ogle represents, as a consultant, a significant percentage of all of the ownership interests in the various properties that are located in the same general vicinity of the Company's offshore California properties. Mr. Ogle also consults and advises the Company relative to properties in areas other than offshore California, relative to potential property acquisitions and with respect to the Company's general oil and gas business. It is the Company's opinion that the fees paid to Messrs. Ogle and Heck for the services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons for similar services.

         (c) As of June 30, 1995 the Company was owed $83,137 by affiliates (Apex Operating Company, Inc. and P & G Exploration, Inc.) of its president, Roger A. Parker. Mr. Parker, is an officer, director and greater than 10% shareholder of both Apex Operating Company and P & G Exploration, Inc. During the year ended June 30, 1995, the balance Mr. Parker was indebted to the Company was paid in full. No interest is being charged by the Company on amounts owed by Mr. Parker and his affiliates.

         (d) During the year ended December 31, 1993, Delta acquired working interests in five gas wells, oil and gas leases covering 11,862 gross and 6,920 net acres and options to lease an additional 2,493 gross and 2,203 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. The terms of the acquisition included certain drilling commitments related to the options and the issuance by Delta of 38,803 shares of its restricted common stock. One of the parties to the agreement was Burdette A. Ogle, a shareholder and affiliate of the company, who received 5,264 of these shares as his pro-rata portion based solely upon his percentage interest in these properties.

         (e) Effective February 25, 1994, Burdette A. Ogle ("Ogle"), a 21.44% shareholder of Delta, granted Delta an option ("Option") to acquire working interests in three proved undeveloped offshore Santa Barbara California, federal oil and gas units ("Interests"). On August 31, 1994, in an addendum to the February 25, 1994 Agreement granting the Option, Ogle agreed to extend the period during which the Option could be exercised until January 3, 1995 in consideration of the issuance by Delta to Ogle of warrants to purchase 100,000 shares of common stock at a price of $8.00 per share until August 31, 1999 with a call provision whereby Delta may repurchase any unexercised warrants for an aggregate sum of $1,000 after the stock has traded at $10.00 per share or greater for thirty consecutive trading days. On January 3, 1995, the Company exercised its option to acquire these properties from Ogle.
Under the Purchase and Sale Agreement and related assignment and conveyance of the interests, Ogle immediately assigned and conveyed the Interests to Delta. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of assignment and conveyance and is payable out of three percent (3%) of the oil and gas production from the Interests. Delta paid Ogle $250,000 in 1995, is to pay an additional $250,000 in 1996 and a minimum of $350,000 annually thereafter until: 1) the $8,000,000 purchase price was paid; 2) 80% of the ultimate reserves of any lease were produced; or 3) 30 years from the date of the conveyance. Delta already owned other interests in these same federal units.

    The terms of the transaction with Mr. Ogle were arrived at through arms-length negotiations initiated by management of the Company. The Company is of the opinion that the transaction is on terms no less favorable to the Company than those which could have been obtained from non-affiliated parties. No independent determination of the fairness and reasonableness of the terms of the transaction was made by any outside person. Management believes the terms are comparable to terms that would have been negotiated in a transaction with non-affiliates.

         (f) Effective May 18, 1994, Delta entered into an agreement ("Agreement")with LoTayLingKyur, Inc. ("LTLK") a copy of which is attached as Exhibit 28.2 to the Form 8-K dated May 24, 1994. Under the Agreement, Delta consented to the assignment of the convertible promissory note ("Note") dated November 30, 1992 given by Delta in favor of Stonehenge Capital Corporation ("SCC") from SCC to LTLK. In addition, LTLK executed a Stock Voting Agreement with Delta relating to any Delta common stock into which the promissory note might later convert under which LTLK irrevocably appointed Aleron H. Larson, Jr. and Roger
A. Parker (the CEO and President, respectively, of Delta) as its proxies to vote any and all such shares. The Stock Voting Agreement also covers any stock that might be issued to LTLK through the exercise by LTLK of its Class D warrant for 50,000 shares, which warrant has been transferred from SCC to LTLK.

         (g) On September 21, 1994, the Company's Compensation Committee authorized the Company to enter into employment agreements with the Company's Chairman and President, which employment agreements replaced and superseded the prior employment agreements with such persons. (See Form 8-K dated September 21, 1994). The September 21, 1994 employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the September 21, 1994 employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event of a change in control of the Company, as defined in Delta's 1993 Incentive Plan, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements. (See Item 10; "Executive Compensation", herein.)

         (h) On May 22, 1995, the Company was informed by LoTayLingKyur, Inc. ("LTLK") that it had assigned a portion of its convertible promissory note from the Company in the original principal amount of $1,250,000 dated November 20, 1992 ("Note") to Bion Environment Technologies, Inc. ("BION"). Thereafter, on June 15, 1995 and on June 16, 1995, Bion and LTLK, respectively, each agreed to convert its portion of the Note to the Company's common stock. Copies of agreements relating to the conversions are attached as Exhibits 99.3 and 99.4 to the Company's August 18, 1995 Form 8-K. As a result of the conversion, on July
7, 1995 the Company issued 192,160 shares of restricted common stock to LTLK and on July 26, 1995 the Company issued 178,042 shares of restricted common stock to Bion. Both Bion and LTLK have executed voting agreements in favor of the Company's Chairman/CEO, Aleron H. Larson, Jr. and its President, Roger A. Parker, for the shares purchased. The voting agreement of LTLK, dated May 19, 1994, is incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated May 24, 1994. The voting agreement of Bion dated June 26, 1995 is included in Exhibit 99.3 to the Company's Form 8-K dated August 18, 1995.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 42 are filed as part of this report.

         (b)  Reports on Form 8-K.

              No current reports on Form 8-K were filed during the three months ended June 30, 1995.


                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    (Registrant)                  DELTA PETROLEUM CORPORATION


    By (Signature and Title)       /s/Aleron H. Larson, Jr.
                               Aleron H. Larson, Jr., Secretary,
                               Chairman of the Board, Treasurer
                               and Principal Financial Officer



    By (Signature and Title)       /s/Kevin K. Nanke
                              Kevin K. Nanke, Controller and
                              Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    By (Signature and Title)    /s/Aleron H. Larson, Jr.
                             Aleron H. Larson, Jr., Director
    Date                             10/11/95


    By (Signature and Title)    /s/Roger A. Parker
                             Roger A. Parker, Director
    Date                            10/11/95


    By (Signature and Title)   /s/Terry D. Enright
                             Terry D. Enright, Director
    Date                            10/11/95


    By (Signature and Title)   /s/Don E. Mettler
                             Don E. Mettler, Director
    Date                             10/11/95


                             INDEX TO EXHIBITS

(2) Plan of Acquisitions, Reorganization, Arrangement,
Liquidation, or Succession.      Not applicable.

(3) Articles of Incorporation and By-laws. The Articles of Incorporation and Articles of Amendment to Articles of Incorporation and By-laws of the Registrant were filed as Exhibits 3.1, 3.2, and 3.3, respectively, to the Registrant's Form 10 Registration Statement under the Securities and Exchange Act of 1934, filed September 9, 1987, with the Securities and Exchange Commission and are incorporated herein by reference. Statement of Designation and Determination of Preferences of Series A Convertible Preferred Stock of Delta Petroleum Corporation is incorporated by Reference to Exhibit 28.3 of the Current Report on Form 8-K dated June 15, 1988. Statement of Designation and Determination of Preferences of Series B Convertible Preferred Stock of Delta Petroleum Corporation is incorporated by reference to Exhibit 28.1 of the Current Report on Form 8-K dated August 9, 1989.

(4) Instruments Defining the Rights of Security Holders.
         Not applicable.

(9) Voting Trust Agreement.  Not applicable.

(10) Material Contracts.

10.1          Exchange Agreement dated August 10, 1989.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated August 10, 1989.

10.2 Agreement between Daniel A. Sisk, Trustee of the Roger A. Parker and Pamela E. Parker Trust and Delta Petroleum Corporation dated December 7, 1989. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated February 9, 1990.

10.3 Agreement between Daniel A. Sisk, Trustee of the Roger A. Parker and Pamela E. Parker Trust and Delta Petroleum Corporation dated December 7, 1989. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated February 9, 1990.

10.4          Letter Agreement between Enright Gas & Oil, Inc.
and Delta Petroleum Corporation dated January 22, 1990.
Incorporated by reference from Exhibit 28.3 to the Company's Form
8-K dated February 9, 1990.

10.5          Exchange Agreement dated February 16, 1990.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated February 20, 1990.

10.6          Purchase Agreement dated March 15, 1990.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated March 15, 1990.

10.7          Purchase Agreement dated March 15, 1990.
Incorporated by reference from Exhibit 28.1 to Form 8-K dated
March 20, 1990.

10.8          Agreement between Crestone Energy Corporation and
Delta Petroleum Corporation dated July 6, 1990. Incorporated by reference from Exhibit 28.1 to Form 8-K dated July 12, 1990.

10.9          Agreement between Crestone Energy Corporation and
Delta Petroleum Corporation dated June 28, 1990. Incorporated by reference from Exhibit 28.2 to Form 8-K dated July 12, 1990.

10.10         Agreement between Troy Bates and Delta Petroleum
Corporation dated July 2, 1990.  Incorporated by reference from
Exhibit 28.3 to Form 8-K dated July 12, 1990.

10.11         Agreement between Channel Way Industries dated
7-12-90 and Delta Petroleum Corporation dated July 6, 1990.
Incorporated by reference from Exhibit 28.4 to Form 8-K dated
July 12, 1990.

10.12         Agreement between John C. Riley and Delta Petroleum
Corporation dated July 6, 1990.  Incorporated by reference from
Exhibit 28.5 to Form 8-K dated July 12, 1990.

10.13         Minutes of the Board of Directors of Delta
Petroleum Corporation dated July 6, 1990. Incorporated by reference from Exhibit 28.6 to Form 8-K dated July 12, 1990.

10.14         Exchange Agreement dated June 30, 1990, between
High Alpine Petroleum, Inc., and Delta Petroleum Corporation.
Incorporated by reference from Exhibit 28.7 to Form 8-K dated
July 12, 1990.

10.15         Exchange offer from Delta Petroleum Corporation to
Resources Acquisition, Inc.  Incorporated by reference from
Exhibit 28.8 to Form 8-K dated July 12, 1990.

10.16         Agreement between Delta Petroleum Corporation and
Chippewa Resources Corporation dated August 1, 1990. Incorporated by reference from Exhibit 28.1 to Form 8-K dated August 15, 1990.

10.17         Letter dated August 6, 1990 from Delta Petroleum
Corporation to Ridgewood Energy Industries, Inc. Incorporated by reference from Exhibit 28.2 to Form 8-K dated August 15, 1990.

10.18 Amended Exchange Agreement dated June 30, 1990, dated 8-15-90 between High Alpine Petroleum, Inc. and Delta Petroleum Corporation (replacing the first page of Exhibit 28.7 to Form 8-K dated July 12, 1990.) Incorporated by reference from Exhibit 28.3 to Form 8-K dated August 15, 1990.

10.19         Agreement dated September 30, 1990 between Apex
Operating Company and Delta Petroleum Corporation. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated
October 12, 1990.

10.20         Addendum to Agreement dated June 28, 1990, between
Crestone Energy Corporation and Delta Petroleum Corporation.
Incorporated by reference from Exhibit 28.2 to Form 8-K dated
October 12, 1990.

10.21         Agreement dated February 18, 1991 between Chippewa
Resources Corporation and Delta Petroleum Corporation.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated February 26, 1991.

10.22         Addendum dated June 28, 1991 between Chippewa
Resources Corporation and Delta Petroleum Corporation.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated June 28, 1991.

10.23         UFG Agreement effective October 21, 1992.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated December 4, 1992.

10.24         Voting Agreement dated December 21, 1992.
Incorporated by reference from Exhibit 9.1 to the Company's Form
8-K dated February 5, 1993.

10.25         Employment Agreement with Aleron H. Larson, Jr.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated February 5, 1993.

10.26         Employment Agreement with Roger A. Parker.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated February 5, 1993.

10.27         Professional Consulting Agreement with Market
Development Group, Inc. Incorporated by reference from Exhibit
28.3 to the Company's Form 8-K dated February 5, 1993.

10.28         Consulting Agreement with Stonehenge Capital
Corporation. Incorporated by reference from Exhibit 28.4 to the Company's Form 8-K dated February 5, 1993.

10.29         Clarification Agreement effective March 31, 1993.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated April 14, 1993.

10.30         Option Amendment Agreement effective March 30,
1993. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated April 14, 1993.

10.31         1993 Incentive Plan. Incorporated by reference from
Exhibit 28.1 to the Company's Form 8-K dated May 21, 1993.

10.32         Rio Pecos Documents. Incorporated by reference from
Exhibit 28.2 to the Company's Form 8-K dated May 21, 1993.

10.33 MDC Group, Inc. Amendment #3. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated June
30, 1993.

10.34 MDC Group, Inc. Amendment #4. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated
October 5, 1993.

10.35 Agreements and other documents relating to the acquisition of properties. Incorporated by reference from Exhibit
28.1 to the Company's Form 8-K dated November 3, 1993.

10.36         EL Paso Natural Gas Company Agreement, dated
November 18, 1994. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated November 21, 1993.

10.37 Agreement between Delta Petroleum Corporation and Burdette A. Ogle dated February 24, 1994 for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated February 25, 1994.

10.38 Agreement between Delta Petroleum Corporation and Mr. Hunt Walker for leasehold acres in the Piceance Basin of Colorado dated January 25, 1994. Incorporated by reference from
Exhibit 28.2 to the Company's Form 8-K dated February 25, 1994.

10.39 Amendment #5 between Delta Petroleum Corporation and MDC Group, Inc. effective December 30, 1993. Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated
February 25, 1994.

10.40 Addendum to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated May 24, 1994.

10.41         LoTayLingKyur, Inc. agreement effective May 18,
1994. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated May 24, 1994.

10.42         Amendment #6 and #7 between Delta Petroleum
Corporation and MDC Group, Inc. effective April 30, 1994 and May
24, 1994. Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated May 24, 1994.

10.43 Amendment #8 between Delta Petroleum Corporation and MDC Group effective July 15, 1994. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated July 15, 1994.

10.44 Addendum #2 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated July 15, 1994.

10.45         Memorandum of Agreement between Delta Petroleum
Corporation and Underwriters Financial Group, Inc. and attached
Letter of Intent. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated August 9, 1994.

10.46         Letter Agreement between Bion Environmental
Technologies, Inc. and Delta Petroleum Corporation. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated
August 9, 1994.

10.47 Addendum #3 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle.
Incorporated by reference from Exhibit 28.3 to the Company's Form
8-K dated August 9, 1994.

10.48 Addendum #4 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated August 31, 1993.

10.49         Employment agreement for Aleron H. Larson, Jr.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated September 21, 1994.

10.50         Employment agreement for Roger A. Parker.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated September 21, 1994.

10.51 Burdette A. Ogle "Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment", "Lease Interests Purchase Option Agreement" and "Purchase and Sale Agreement". Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated January 3, 1995.

10.52         Bion Environmental Technologies, Inc. "Settlement
Agreement and General Release", "Letter Agreement" and
"Investment Representation Agreement". Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated January 3,
1995.

10.53         Troy Bates "Agreement and Assignment" and
"Investment Representation Agreement". Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated January 3,
1995.

10.54         Bruce Heafitz and Heafitz Energy Management, Inc.
"Agreement/Release", "Assignment and Conveyance" and "Investment
Representation Agreement". Incorporated by reference from Exhibit
28.1 to the Company's Form 8-K dated January 23, 1995.

10.55         Letter Agreement between Delta Petroleum
Corporation and Underwriters Financial Group, Inc. dated February
22, 1995. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated February 22, 1995.

10.56         Agreement between Delta Petroleum Corporation and
John Lefebvre, Shareholder Relations. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated February 22,
1995.

10.57         Agreement effective October 28, 1992 between Delta
Petroleum Corporation, Burdette A. Ogle and Ron Heck.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated December 4, 1992.

10.58         Agreement and Promissory Note effective November
20, 1992 between Delta Petroleum Corporation and Stonehenge
Capital Corporation. Incorporated by reference to Exhibit 28.3 to the Company's Form 8-K dated December 4, 1992.

10.59 November 28, 1994 agreement between Amber Resources Company (a 92% owned subsidiary of the Company) and El Paso Natural Gas Company exchanging four Amber wells for satisfaction of Amber's +967,911 recoupment gas obligation. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated November 21, 1994.

10.60         Agreement dated August 10, 1995 with Corporate
Relations Group. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated August 18, 1995.

10.61         Agreements dated August 15, 1995 with Corporate
Relations Group, Inc. relating to the purchase of stock.
Incorporated by reference from Exhibit 99.2 to the Company's Form
8-K dated August 18, 1995.

10.62 Agreement with Bion Environmental Technologies, Inc. dated June 26, 1995 including an agreement to convert a portion of a promissory note to common stock and a stock voting agreement in favor of the Company's President and Chairman. Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated August 18, 1995.

10.63         Agreement dated June 15, 1995 with LoTayLingKyur,
Inc. to convert a portion of a promissory note to common stock.
Incorporated by reference to Exhibit 99.4 to the Company's Form
8-K dated November 18, 1994.

10.64         Agreement dated May 19, 1994 with LoTayLingKyur,
Inc.  Incorporated by reference to Exhibit 28.2 to the Company's
Form 8-K dated May 24, 1994.

10.65         Agreement with Miller Financial Group, Inc. dated
August 3, 1995.  Incorporated by reference to Exhibit 99.5 to the
Company's Form 8-K dated August 18, 1995.

10.66 Agreement with Howard Jenkins dated July 20, 1995 for purchase of warrant. Incorporated by reference to Exhibit
99.6 to the Company's Form 8-K dated August 18, 1995.

10.67 Agreement dated August 1, 1995 with David Castaneda relating to employment. Incorporated by reference to Exhibit 99.8 to the Company's Form 8-K dated August 18, 1995.

10.68         Agreement with LoTayLingKyur, Inc. dated June 29,
1995 relating to note extension and option grant. Incorporated by reference to Exhibit 99.9 to the Company's Form 8-K dated
August 18, 1995.

(11)     Statement Regarding Computation of Per Share Earnings.
Not applicable.

(12)     Statement Regarding Computation of Ratios.
Not applicable.

(13)     Annual Report to Security Holders, Form 10-Q or
Quarterly Report to Security Holders.  Not applicable.

(16)     Letter re: Change in Certifying Accountants.
Not applicable.

(17)     Letter re: Director Resignation. Not applicable.

(18)     Letter Regarding Change in Accounting Principals.
Not applicable.

(19)     Previously Unfiled Documents.  Not applicable.

(21)     Subsidiaries of the Registrant. Not applicable.

(22)     Published Report Regarding Matters Submitted to Vote of
Security Holders. Not applicable.

(23)     Consent of Experts and Counsel.

23.1     Consent of KPMG Peat Marwick, LLP

23.2     Consent of Mannon and Associates, Inc.

23.3     Consent of Kent B. Lina, P.E.

(24)     Power of Attorney.  Not applicable.

(27)     Financial Data Schedule.

(99)     Additional Exhibits. Not applicable.


                       Independent Auditors' Report


The Board of Directors and Stockholders
Delta Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiary as of June
30, 1995 amd 1994 and the results of their operations and their cash flows for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 4 to the consolidated financial statements, a portion of the shares of Amber Resources Company, a majority owned consolidated subsidiary of the Company, are pledged to secure a note payable by the Company's former parent, which note is currently in default. Significant uncertainty exists as to the former parent's ability to ultimately repay or otherwise satisfy the obligation. The ultimate outcome of this matter cannot presently be determined. Accordingly, the consolidated financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares.

As discussed in Note 11 to the consolidated financial statements, the Company has an investment in certain undeveloped offshore
California properties of $6,786,580 at June 30, 1995.

The Company's ability to ultimately develop the properties is subject to a number of significant uncertainties, including the operators ability to obtain the necessary permits and authorizations relating to the development activities.
Accordingly, the Company's ability to realize its investment in the offshore California properties is uncertain and is ultimately dependent on its ability to develop the properties and/or to sell some or all of its interests in the properties. The consolidated financial statements do not include any adjustments that would result if the Company could not realize its investment in the properties.

As discussed in Notes 1 and 3 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in the year ended
June 30, 1995.


                                          /s/KPMG Peat Marwick
                                          KPMG Peat Marwick LLP

Denver, Colorado
October 10, 1995



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS



                                                              June 30,            June 30,
                                                                1995                1994

    ASSETS

    Current Assets:
      Cash                                                        $55,833               6,860
      Trade accounts receivable,  net of
          allowance for doubtful accounts
          of $48,722 in 1995 and $92,552 in 1994                  327,185             314,942
      Other current assets                                          2,100              21,166

          Total current assets                                    385,118             342,968


    Property and Equipment:
      Oil and gas properties, at cost (using
        the successful efforts method
        of accounting) (Notes 2 and 11):
          Undeveloped offshore California
          properties                                            6,786,580           6,648,580
          Undeveloped foreign properties                          318,840             146,340
          Undeveloped onshore domestic properties                 498,799             503,111
          Developed onshore domestic properties                 2,703,762           4,609,475
      Office furniture and equipment                               60,830              55,670
                                                               10,368,811          11,963,176

      Less accumulated depreciation and depletion              (1,426,818)         (1,926,611)

          Net property and equipment                            8,941,993          10,036,565

    Investment in Bion Environmental
      Technologies, Inc. (Bion) (Note 3)                          316,525             666,667

    Accounts receivable from officer
      and affiliates (Note 9)                                      83,137             124,815

                                                               $9,726,773          11,171,015


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                              June  30,           June 30,
                                                                1995                1994

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current  Liabilities:
      Note payable (Note 4)                                      $100,000             -
      Accounts payable trade                                      602,738             373,085
      Accrued interest payable                                      8,000             132,322
      Other accrued liabilities                                   182,998              88,939
      Consulting fees payable to stockholders (Note 9)            162,500             102,500
      Royalties payable held in suspense                          241,233             231,875
      Recoupment gas royalties payable                            669,841             643,841
      Liabilities payable by Underwriters Financial
        Group (UFG) (the Company's former parent)
        (Notes 2 and 5):
          Note payable, including accrued interest              2,232,855           2,091,761
          Encumbrances payable                                    -                   152,622

          Total current liabilities                             4,100,165           3,816,945

    Convertible note payable (Note 6)                             -                 1,250,000

    Recoupment gas obligation                                     -                   967,911

    Stockholders' Equity (Note 7)
      Preferred stock, $.10 par value;
          authorized 3,000,000 shares; none issued                -                   -
      Common stock, $.01 par value;
          authorized 300,000,000 shares, issued 3,550,882
          shares in 1995 and 2,949,847 shares in 1994              35,509              29,498
      Obligation payable in common stock                           46,400             -
      Additional paid-in capital                               15,627,201          11,465,704
      Unamortized consulting expense                              -                  (100,000)
      Cumulative unrealized loss (Note 3)                        (350,142)            -
      Accumulated deficit                                      (9,832,360)         (6,259,043)

          Total stockholders' equity                            5,526,608           5,136,159

    Commitments and contingencies (Notes 2,4,9 and 10)
                                                               $9,726,773          11,171,015


                        See accompanying notes to consoldiated financial statements.



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Year Ended       Six Months        Year Ended
                                                            June 30,       ended June 30,    December 31,
                                                              1995             1994              1993
    Revenue:

      Oil and gas sales, including recoupment
          gas $167,009 in 1995 and $255,859 in
          1994 and $632,116 in 1993 (Note 1)                $1,272,989           687,811        1,873,088
      Gain on sale of oil and gas properties                   113,721           -                -
      Other revenue                                             42,197            52,469           50,910

      Total Revenue                                          1,428,907           740,280        1,923,998

    Expenses:

      Lease operating expenses                                 369,683           239,948          497,339
      Depreciation and depletion                               542,979           398,697          746,377
      Exploration expenses                                      23,811            86,804           70,883
      Abandoned and impaired properties                        559,445           233,363           72,366
      Minimum royalty to related party (Note 9)                250,000           -                -
      General and administrative                             1,589,042           587,939        1,014,668
      Stock option expense (Note 7)                          1,508,750           -                -
      Interest on notes payable                                539,079           255,109          502,962
      Interest on recoupment gas obligation (Note 1)           113,285            99,603          443,676
      Write-off of advances to UFG (Note 9)                    -                 148,864          -
      Write-off of investments and related
          receiveables (Note 3)                                -                 -                350,200

      Total Expenses                                         5,496,074         2,050,327        3,698,471

        Loss before extraordinary item                      (4,067,167)       (1,310,047)      (1,774,473)

        Extraordinary gain on settlement of
          recoupment gas obligation (Note 1)                   493,850           -                -

        Net loss                                           ($3,573,317)       (1,310,047)      (1,774,473)

      Loss per common share:

        Loss before extraordinary item                          ($1.33)            (0.45)           (0.63)
        Extraordinary gain on settlement of
          recoupment gas obligation                               0.16           -                -
        Net loss                                                ($1.17)            (0.45)           (0.63)

      Weighted average number of common
          shares outstanding                                 3,052,341         2,919,844        2,821,791



                                     See accompanying notes to financial statements.


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1995, Six Months Ended
    June 30, 1994 and Year Ended December 31, 1993


                                                                                 Obligation       Additional    Unamortized
                                                   Common           Stock        payable in        paid-in      consulting
                                                   Shares           Amount       common stock      capital       expense

Balance, January 1, 1993                        2,795,299        $27,953           -             8,840,829      (200,000)
Shares issued for cash                              4,445             44           -                 9,956          -
Shares issued for cash upon exercise of
      options (Note 7)                             20,790            208           -                98,542          -
Shares issued for undeveloped and producing
      oil and gas properties (Note 9)              38,803            388           -               181,415          -
Shares issued for services (Note 7)                18,750            188           -                84,812          -
Capital contributions from UFG (Note 2)            -              -                -             1,043,026          -
Decrease in advances to UFG (Note 9)               -              -                -                -               -
Net loss                                           -              -                -                -               -

Balance, December 31, 1993                      2,878,087         28,781           -            10,258,580      (200,000)

Shares issued for cash upon exercise of
       options (Note 7)                            53,200            532           -               252,168          -
Shares issued for undeveloped oil and gas
       properties (Note 7)                         18,560            185           -                87,975          -
Capital contributions from UFG (Note 2)            -              -                -               866,981          -
Amortization of consulting expense (Note 7)        -              -                -                -            100,000
Decrease in advances to UFG (Note 9)               -              -                -                -               -
Write-off of advances to UFG (Note 9)              -              -                -                -               -
Net loss                                           -              -                -                -               -

Balance, June 30, 1994                          2,949,847         29,498           -            11,465,704      (100,000)

Cumulative effect of adoption of SFAS 115
       (Note 3)                                     -              -                -                -               -
Unrealized loss on equity securities (Note 3)       -              -                -                -               -
Shares issued for cash                             39,000            390            -               134,200          -
Capital contributions from UFG (Note 2)             -              -                -               284,073          -
Shares issued for cash upon exercise of
     options (Note 7)                              63,150            632            -               269,331          -
Shares isued for undeveloped oil and gas
     properties (Note 7)                           90,000            900            -               309,600          -
Shares issued for services (Note 7)                20,000            200            -                68,800          -
Treasury stock contributed by UFG (Note 2)          -              -                -               633,304          -
Retirement of treasury stock (Note 2)             (92,117)          (921)           -              (632,383)         -
Stock options granted as compensation (Note 7)      -              -                -             1,508,875          -
Shares to be issued to former employee under a
  severance agreement                               -              -                 46,400          -               -
Shares issued for reduction of note payable
  and accrued interest (Note 6)                   461,002          4,610            -            1,516,697          -
Amortization of consulting expense (Note 7)         -              -                -                -              100,000
Shares issued for settlement agreement (Note 9)    20,000            200            -                69,000          -
Net loss                                            -              -                -                -               -

Balance, June 30, 1995                          3,550,882        $35,509            46,400      15,627,201           -

                                                                                    Cumulative
                                                                                    unrealized
                                                    Advances        Treasury        gain         Accumulated
                                                     to UFG          stock         (loss)         deficit          Total

Balance, January 1, 1993                          (224,911)        -                -            (3,174,523)      5,269,348

Shares issued for cash                              -              -                -                -               10,000
Shares issued for cash upon exercise of
      options (Note 7)                              -              -                -                -               98,750
Shares issued for undeveloped and producing
      oil and gas properties (Note 9)               -              -                -                -              181,803
Shares issued for services (Note 7)                 -              -                -                -               85,000
Capital contributions from UFG (Note 2)             -              -                -                -            1,043,026
Decrease in advances to UFG (Note 9)                52,718         -                -                -               52,718
Net loss                                            -              -                -            (1,774,473)     (1,774,473)

Balance, December 31, 1993                        (172,193)        -                -            (4,948,996)      4,966,172

Shares issued for cash upon exercise of
       options (Note 7)                             -              -                -                -              252,700
Shares issued for undeveloped oil  and gas
       properties (Note 7)                          -              -                -                -               88,160
Capital contributions from UFG (Note 2)             -              -                -                -              866,981
Amortization of consulting expense (Note 7)         -              -                -                -              100,000
Decrease in advances to UFG (Note 9)                23,329         -                -                -               23,329
Write-off of advances to UFG (Note 9)              148,864         -                -                -              148,864
Net loss                                            -              -                -            (1,310,047)     (1,310,047)

Balance, June 30, 1994                              -              -                -            (6,259,043)      5,136,159

Cumulative effect of adoption of SFAS 115
      (Note 3)                                      -              -                266,666          -              266,666
Unrealized loss on equity securities (Note 3)       -              -               (616,808)         -             (616,808)
Shares issued for cash                              -              -                -                -              134,590
Capital contributions from UFG (Note 2)             -              -                -                -              284,073
Shares issued for cash upon exercise of
       options (Note 7)                             -              -                -                -              269,963
Shares isued for undeveloped oil and gas
       properties (Note 7)                          -              -                -                -              310,500
Shares issued for services (Note 7)                 -              -                -                -               69,000
Treasury stock contributed by UFG (Note 2)          -            (633,304)          -                -               -
Retirement of treasury stock (Note 2)               -             633,304           -                -               -
Stock options granted as compensation (Note 7)      -              -                -                -            1,508,875
Shares to be issued to former employee under a
     severance agreement                            -              -                -                -               46,400
Shares issued for reduction of note payable
      and accrued interest (Note 6)                 -              -                -                -            1,521,307
Amortization of consulting expense (Note 7)         -              -                -                -              100,000
Shares issued for settlement agreement (Note 9)     -              -                -                -               69,200
Net loss                                            -              -                -            (3,573,317)     (3,573,317)

Balance,  June 30, 1995                             -              -               (350,142)     (9,832,360)      5,526,608

                            See accompanying notes to consolidated financial statements.



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months
                                                      Year Ended       Ended       Year Ended
                                                       June 30,      June 30,     December 31,
                                                         1995          1994           1993

    Cash flows from operating activities:
      Net loss                                       ($3,573,317)   (1,310,047)    (1,774,473)
      Adjustments to reconcile net loss to cash
         provided by (used in) operating activities:
        Recoupment gas revenue                          (167,009)     (255,859)      (632,116)
        Interest on recoupment gas obligation            113,285        99,603        443,676
        Interest on note payable by UFG                  371,094       193,875        382,500
        Depreciation and depletion                       542,979       398,697        746,377
        Gain on sale of oil and gas properties          (113,721)       -              -
        Abandoned and impaired properties                559,445       233,363         72,366
        Extraordinary gain on settlement of
                         recoupment gas obligation      (493,850)       -              -
        Write-off of advances to UFG                      -            148,864         -
        Write-off of investment and related receivable    -             -             350,200
        Amortization of consulting expense               100,000       100,000         -
        Stock option expense                           1,508,875        -              -
        Stock issued to former employee under
                    severence agreement                   46,400        -              -
        Common stock issued for services                  69,000        -              85,000
        Common stock issued for settlement                69,200        -              -
        Net changes in current assets and
                    and current liabilities:
        Decrease (increase) in trade accounts
                         receivable                      (12,243)       63,537        (36,855)
        Decrease (increase) in other current assets       19,066           304        (21,370)
        Increase (decrease) in accounts payable trade    131,104       (65,452)       455,248
        Increase (decrease) in accrued interest payable  146,985        30,617         87,107
        Increase in other accrued liabilities             94,059        15,330         49,186
        Increase in consulting fees payable
                         to stockholder                   60,000        30,000         72,500
        Increase (decrease) in accounts payable
                         to affiliate                     -             -             (34,608)
        Increase in royalties payable in suspense          9,358        20,023         59,381
        Increase in recoupment gas royalties payable      26,000        55,484        139,453
    Net cash provided by (used in) operating activities (493,290)     (241,661)       443,572

    Cash flows from investing activities:
        Additions to property and equipment             (373,556)     (148,484)      (282,195)
        Proceeds from sale of oil and gas properties     369,588        -              -
        Increase in investments                           -             -            (150,000)
    Net cash provided by (used in) investing activities   (3,968)     (148,484)      (432,195)

    Cash flows from financing activities:
        Borrowings under note payable                    100,000        -              -
        Payment of notes payable                          -             -             (26,623)
        Issuance of common stock for cash                134,590       252,700        108,750
        Stock issued for cash upon exercise of option    269,963        -              -
        Decrease (increase) in advances to UFG                -         23,329         52,718
        Decrease (increase) in accounts receivable from
                       officer and affiliates             41,678        (3,770)       (21,476)
    Net  cash provided by (used in) financing activities 546,231       272,259        113,369

    Net increase (decrease) in cash                       48,973      (117,886)       124,746

    Cash at beginning of period                            6,860       124,746              0

    Cash at end of period                                $55,833         6,860        124,746

    Supplemental cashflow information:
    Cash paid for interest                               $20,796        30,414         27,188

    Non-cash financing activities:
    Stock issued for oil and gas properties             $310,500        88,160        181,803


                                     See accompanying notes to consolidated financial statements



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 1995, June 30, 1994 and December 31, 1993


(1)   Summary of Significant Accounting Policies

      Organization and Principles of Consolidation

      Delta Petroleum Corporation (Delta) was organized December 21, 1984 and is principally engaged in acquiring,exploring, developing and producing oil and gas properties. The Company owns interests in undeveloped oil and gas properties in Federal Units offshore California, near Santa Barbara, an interest in a venture to explore an undeveloped property in the Philippines, and developed and undeveloped oil and gas properties in the continental United States.

      At June 30, 1995, the Company owned 4,277,977 shares of the common stock of Amber Resources Company (Amber), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

      The consolidated financial statements include the accounts of Delta and Amber (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.

      The Company changed its year-end from December 31 to June
      30 effective in 1994.

      Cash Equivalents

      Cash equivalents consist of money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Property and Equipment

      The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized.

     Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is credited or charged to operations.

     Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations.

     Furniture and equipment are depreciated using the straight-line method over estimated lives ranging from three to five years.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was issued in March 1995. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

     Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future.

     In the fourth quarter of fiscal 1995, the Company adopted SFAS 121 for its proved oil and gas properties. The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision of $411,791 attributable to certain producing properties.

     Prior to the adoption of SFAS 121, the Company assessed its proved oil and gas properties on an aggregate basis using undiscounted future net revenue, calculated using constant prices and costs.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of the related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1995, the Company had produced approximately 145,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $220,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

     Recoupment Gas Obligation

     Certain oil and gas properties were acquired by Amber subject to a recoupment agreement with a gas purchaser. Under the terms of the recoupment agreement, the gas purchaser was entitled to receive up to 75% of future production to recoup gas purchased in connection with the settlement of a previous take or pay contract covering the properties. The gas purchaser had recourse only to the properties subject to the agreement.

     The obligation under the recoupment agreement was accounted for in a manner similar to a production payment. The estimated present value of the obligation at the date of the acquisition of the properties was recorded as a liability. The liability was calculated based on remaining volumes of gas due, using the price of gas at the date of the acquisition of the properties, discounted at 15% over the period the gas was expected to be recouped. The liability was periodically increased by the accretion of the discount and was reduced as the gas was delivered to the gas purchaser. The gas produced and delivered to the gas purchaser (recoupment gas) is recorded as revenue at the then current price of natural gas. Any difference between the revenue recorded for the recoupment gas and the reduction in the recoupment obligation was accounted for as an increase or decrease in interest expense.

     The Company was responsible for royalties and for production costs associated with the properties subject to the recoupment agreement.

     On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company (El Paso) under which Amber agreed to transfer to El Paso, Amber's interest in four wells and the associated acreage in complete satisfaction of Amber's recoupment gas obligation. As a result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells originally subject to the recoupment agreement. As a result of this transaction, the Company recorded an extraordinary gain of $493,850 in fiscal 1995.

     Recoupment Gas Royalties Payable

     Recoupment gas royalties represent royalties due on recoupment gas produced and delivered to the gas purchaser pursuant to the terms of the recoupment agreement described above. The Company has estimated the liability to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     Income (Loss) Per Common Share

     Income (loss) per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Common stock options and warrants have not been considered in the calculation of earnings per share as their effect is antidilutive.

(2)  Plan of Reorganization

     In October 1992, Delta concluded a series of agreements with Underwriters Financial Group, Inc. (UFG) (collectively, the UFG Agreement) to participate in a plan to reorganize and recapitalize Delta (the Plan of Reorganization). Prior to the reorganization, UFG owned approximately 89% of the outstanding shares of Delta's common stock. Under the terms of the UFG Agreement, UFG transferred its oil and gas properties and certain other related assets to Delta as a contribution to the capital of Delta. The assets transferred included producing and non-producing oil and gas properties, accounts receivable, oil field equipment, and office furniture and equipment. UFG also transferred 4,110,660 shares of common stock of Amber to Delta. The shares transferred represented an 88.09% interest in Amber.

     Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of common stock to Messrs. Burdette
     A. Ogle and Ronald Heck (collectively, Ogle) in exchange for their working interests in two federal offshore California oil and gas property and 167,317 shares of common stock of Amber.

     The oil and gas properties and shares of common stock of Amber received from Ogle were recorded at Ogle s predecessor cost of approximately $45,000. The assets transferred to Delta by UFG were recorded at the predecessor cost of the assets to UFG, as adjusted. UFG followed the full cost method of accounting for its oil and gas properties. The predecessor cost of the producing properties transferred was adjusted to conform to the Company s policy of accounting for oil and gas properties under the successful efforts method of accounting. The predecessor cost of each oil and gas property was further adjusted, if necessary, to reduce the amount recorded to the estimated fair value of the oil and gas reserves attributable to the property at the time of the transfer, if less than the adjusted predecessor cost of the property.

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the Clarification Agreement) which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG s obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement.

     The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and provided for the clarification and revision of certain other provisions of the UFG Agreement. In February 1995, UFG transferred 92,117 shares of the Company's common stock, and 491,300 shares of UFG common stock to the Company in satisfaction of amounts due under the note receivable from UFG and, further, agreed that the remaining 888,063 shares
     of   the Company's common stock owned by UFG would be held
     by Delta pending discharge of UFG's obligations to Snyder Oil Corporation, described below. The note receivable from UFG had not been previously recorded in the Company's financial statements. The market value of the Company's common stock received from UFG was accounted for as a capital contribution and an increase in treasury stock. The treasury stock was subsequently retired. Trading on UFG's common stock has been suspended by the American Stock Exchange, therefore, the value of the 491,300 shares of UFG's common stock owned by the Company is uncertain. Accordingly, the Company has not placed any value on the shares received.

     Certain of the oil and gas properties transferred had been pledged by UFG to secure existing indebtedness of UFG, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property is less than the adjusted predecessor cost, the property was recorded at its adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments by UFG which reduce the liabilities recorded by the Company are accounted for as a reduction of the liability and a capital contribution. Amounts reflected as capital contributions by UFG were $284,073 during the year ended June 30, 1995, $866,981 during the six months ended June 30, 1994 and $1,043,026 during the year ended December 31, 1993.

     3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the Snyder Note). The balance due on the note payable at the time of the transfer of the Amber shares to Delta of $2,292,456 was recorded as a liability of Delta, because of uncertainties regarding UFG s ability to fulfill its obligations under the note.

     The Company believes there is substantial risk that UFG will be unable to repay the Snyder Note, which is currently in default and that the encumbered portion of the Amber shares owned by Delta could be lost. The loss of the encumbered Amber shares would reduce Delta s ownership interest in Amber to approximately 19.74%. Amber s oil and gas revenue during the year ended June 30, 1995 amounted to approximately $730,000 which constituted approximately 57% of the Company s consolidated oil and gas revenue. A loss of the encumbered Amber shares would significantly reduce the Company s oil and gas revenue and reserves and have a material affect on the financial condition and results of operations of the Company (see note 5).

     In connection with the Plan of Reorganization, UFG entered into a voting agreement granting to Aleron H. Larson and Roger A. Parker, officers of the Company, the right to vote the shares of the Company s common stock owned by UFG until December 31, 2002.

(3)  Investments

     On April 9, 1992, UFG issued a convertible promissory note to Bion Environmental Technologies, Inc. (Bion) in exchange for 125,000 unregistered shares of common stock of Bion and a warrant to purchase an additional 125,000 shares of common stock of Bion for $10 per share. Bion is a publicly traded company in the business of designing, marketing and overseeing the installation of treatment systems for the bio-conversion of wastewater. During 1992, UFG transferred the shares of common stock of Bion to the Company in exchange for 133,333 shares of the Company s common stock.

     The shares of Bion received were recorded at UFG s predecessor cost of $666,667. The Company subsequently received 1,610 shares of common stock of Bion for rent and other services provided by the Company. The 126,610 shares of common stock of Bion owned by the Company are subject to certain restrictions on their transfer. The shares of Bion represent approximately 8.7% of the outstanding shares of Bion as of June 30, 1995.

     The Company adopted Statement of Financial Standards No. 115 as of July 1, 1994. The Company's investment in Bion is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Prior to July 1, 1994, the Company's investment in Bion was accounted for at the lower of cost or market.

     The cost and estimated market value of its investment in Bion at June 30, 1995 and 1994 is as follows:

                             Unrealized      Estimated
                                Gain           Market
                  Cost         (Loss)          Value

      1995      $666,667      (350,142)        316,525

      1994      $666,667       266,666         933,333

      As of October 10, 1995, the estimated market value of the Company's investment in Bion, based on the quoted bid price of Bions common stock, was $540,000.

      During the year ended December 31, 1993, the Company wrote off its investment in the common stock of two other companies totaling $255,000 and a related note receivable for $95,200 from one of the companies.

(4)   Note Payable

      In December 1994, the Company borrowed $100,000 from a third party. The note is unsecured and is payable on or before September 1, 1995, with interest at 18%. In connection with the borrowing, the Company granted options to purchase 50,000 shares of the Company's common stock at $6.00 per share, expiring the later of September 30, 1997 or 30 days after registration of the underlying shares. Subsequent to year end, the note payable and accrued interest was paid in full.

(5)   Note Payable by UFG

      At June 30, 1995 and 1994, the note payable by UFG recorded in the accompanying consolidated financial statements represents UFG s obligation under the Snyder
      Note, which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization (see note 2). The note payable bears interest at 18% and was due January 15, 1994.
      The note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber.
      The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG s ability to fulfill its obligations under the note (see note 2).

      Although the Company is not obligated to make payments on the note, the Company records interest expense pursuant to the terms of the note. Payments of principal and interest by UFG to Snyder are recorded as a reduction of the note and accrued interest payable with a corresponding adjustment to additional paid-in capital. During the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, payments to Snyder by UFG amounted to $230,000, $59,570, and $717,500, respectively.

      As discussed in note 2, the Company believes there is substantial risk that UFG will be unable to perform its obligations under the note and, as a result, the encumbered portion of the Amber shares could be lost, thereby reducing the Company s interest in Amber to 19.74%.

      The net assets and liabilities of Amber included in the accompanying consolidated financial statements are summarized as follow:

                                     June 30,        June 30,
                                      1995             1994
      Assets:

      Current assets               $  103,809          66,058
      Oil and gas properties:
        Undeveloped offshore
           California properties    5,007,086       4,821,069
        Developed onshore
           properties, net            776,046       1,823,950
                                    5,886,941       6,711,077

      Liabilities:

      Current liabilities           1,189,557         926,948
      Recoupment gas obligation         -             967,911

                                    1,189,557       1,894,859

      Net assets                   $4,697,384       4,816,218

      The revenue and expenses of Amber included in the accompanying consolidated financial statements for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 are as follows:


                            1995           1994         1993

      Revenue            $788,619        368,339      1,078,444
      Expenses         (1,401,303)      (617,523)    (1,445,242)
      Extraordinary
       gain               493,850          -              -

      Net loss         $ (118,834)      (249,184)      (366,798)

(6)     Convertible Note Payable

        Effective November 30, 1992, the Company acquired certain oil and gas properties from a third party in exchange for a convertible note payable in the amount of $1,250,000. The note was unsecured and was payable on or before November 20, 1999, with interest at 9% payable at maturity.

        On May 22, 1995, a portion of the convertible promissory note was transferred to Bion.

        During June 1995, the entire note and related accrued interest was converted into 461,002 restricted shares of the Company's common stock. In connection with the conversion, Aleron H. Larson, Jr. and Roger A. Parker, officers of the Company, entered into a voting agreement granting them the right to vote the 461,002 shares of common stock until 2004.

(7)    Stockholders  Equity

      Common Stock

      During the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, the Company issued shares of its common stock in exchange for oil and gas properties, for services rendered in connection with a severance agreement, and in connection with a settlement agreement. The transactions were recorded at the estimated fair value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

      Subsequent to June 30, 1995, the Company received the proceeds form the exercise of options to purchase shares of its common stock for $269,963 during the year ended June 30, 1995, $252,700 during the six months ended June 30, 1994 and $98,750 during the year ended December 31, 1993. Subsequent to year end, the Company completed a sale of 231,000 shares of the Company's common stock to third parties for $750,000 with net proceeds to the Company of $675,000 after payment of certain fees. Under the purchase agreement the Company has committed to register the shares within 30 days or increase the number of shares by 25,000 with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore, with interest payable at 15% per annum from the date funds were received.

      Incentive Stock Options

      The Company s 1993 Incentive Plan (the Incentive Plan) was adopted by the Board of Directors on May 24, 1993 and ratified and adopted by the shareholders on October 5, 1993. The Company has reserved 500,000 shares of common stock (or 20% of the issued and outstanding common stock of the Company, whichever equates to a greater number of shares during the term of the Incentive Plan) for issuance upon the exercise of options granted under the Incentive Plan. Options under the Company's Incentive Plan are immediately exercisable upon issuance.

     As of June 30, 1995, the following options were outstanding:


        Options             Exercise             Expiration
      Outstanding            Price                  Date

      355,000                  $1.25                9/21/04
      210,000                   3.75                6/09/03
       14,350                   4.75                6/09/03

      On September 21, 1994, the Company s Incentive Plan Committee granted to each of two officers options to purchase 177,500 shares of common stock at $1.25 per share under the Incentive Plan. The options are immediately exercisable and expire September 21, 2004. Also on September 21, 1994, each officer surrendered to the Company 177,500 warrants to purchase shares at $1.25 per share owned by them. Stock option expense of $1,508,750 has been recorded for the year ended June 30, 1995 based on the difference between the option price and the quoted market price on the date of grant for the options granted.

      Other Warrants/and Options

      In addition to options outstanding under the Incentive
      Plan, the following warrants/and options were outstanding as of June 30, 1995:

           Number            Exercise            Expiration
         Outstanding          Price                 Date

         59,000(1)             $ 1.25               8/08/95
         28,000(2)               2.50               8/08/95
         20,000                  3.50               6/09/03
         50,000                  5.50               3/02/98
         50,000(3)               6.00               9/30/97
         60,000                  6.88               2/15/97
         100,000                 8.00               8/31/99


         (1) Subsequent to June 30, 1995, the warrants were extended to thirty days after registration of the underlying shares.

         (2) Subsequent to year end, two officers of the Company each exchanged 7,000 warrants for options to purchase 7,000 shares at $2.50 per share under the Company's 1993 Incentive Plan. The options are immediately exercisable and expire July 25, 2005.

         (3) The 50,000 options issued at $6.00 expire the later of expiration date or thirty days after registration of the underlying shares.

         Consulting Agreement

         During 1992, the Company entered into an agreement with an unrelated party to consult with the Company in assembling and disseminating public information about the Company for a period ending in December 1994. The Company issued 92,000 shares of its common stock for services rendered in 1992. The shares issued were placed into escrow and were released from escrow over approximately a two-year period. The fair value of the common stock issued of $368,000 was estimated based on the quoted market price of the common stock and was charged to operations in 1992.

         Under the terms of the agreement, the Company also issued options to purchase 650,000 shares of common stock exercisable at various dates through 1998 at prices ranging from $4.75 to $7.75. Options to purchase 20,790 shares at $4.75 per share were exercised in 1993 for total proceeds of $98,750. Options to purchase 53,200 shares were exercised during the six months ended June 30, 1994 for total proceeds of $252,700. Options to purchase 12,500 shares were exercised during the year ended June 30, 1995 for total proceeds of $59,375. At June 30, 1995, there were remaining options outstanding under the agreement to purchase 50,000 shares of common stock at $5.50 per share, expiring in March 1998.

         Under the terms of the agreement, the Company also issued 50,000 shares of common stock for services rendered in 1994. The shares were placed in escrow and were released from escrow in January 1995. The fair value of the common stock issued of $200,000 was estimated based on the quoted market price of the common stock at the time it was issued and was charged to unamortized consulting expense. Unamortized consulting expense was recorded as a component of stockholders equity and amortized ratably over the calendar year 1994.

(8)      Income Taxes

         At June 30, 1995 and 1994, the Company s significant deferred tax assets and liabilities are summarized as follows:

                                            1995         1994
      Deferred tax assets:
         Net operating loss
           carryforwards               $4,173,000     3,608,000
         Allowance for doubtful
           accounts not deductible
              for tax purposes             19,000        35,000
         Consulting fees payable
           to stockholders not
              deductible until paid        62,000        39,000
         Recoupment gas obligation              -       368,000
         Gross deferred tax assets      4,254,000     4,050,000

         Less valuation allowance     ( 2,354,000)   (1,900,000)
         Net deferred tax assets        1,900,000     2,150,000
      Deferred tax liabilities -
           oil and gas properties,
           principally due to
           differences in basis and
           depreciation and depletion ( 1,900,000)   (2,150,000)

      Net deferred tax asset            $  -             -


      No income tax benefit has been recorded for the year ended June 30, 1995, the six months ended June 30, 1994 or the year ended December 31, 1993 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

      At June 30, 1995, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $11,000,000 and $10,800,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1996 through 2010. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $4,100,000 are available only to offset future taxable income of Amber and are further limited to approximately $430,000 per year, determined on a cumulative basis.


(9)   Related Party Transactions

      Accounts Receivable from Officer and Affiliates

      At June 30, 1995, the Company had $83,137 of receivables from affiliates of an officer of the Company primarily for production taxes and other expenses on wells owned by the affiliates and operated by the Company. The amounts are due on open account and are non-interest bearing.

      During the year ended December 31, 1993, the Company advanced an officer of the Company $33,877. During 1993, the officer repaid $5,679 of the advances. During the six months ended June 30, 1994, the Company made additional advances of $4,053 to the officer. During the year ended June 30, 1995, the advances were paid in full.

      Transactions with UFG

      The Company entered into other transactions with UFG in addition to the transactions entered into with UFG in connection with the Plan of Reorganization described in note 2 and the acquisition of the Company s investment in Bion described in note 3. These additional transactions are described below.

      The Company issued 50,000 shares of common stock to UFG in 1992 in exchange for a note receivable from an unrelated company in the amount of $95,200. The note receivable was written off in 1993 in connection with the write-off of the Company s investment in that company. See note 3.

      Subsequent to the Plan of Reorganization, the Company paid certain amounts on behalf of UFG, which amounts were reflected as advances to UFG in the accompanying financial statements. The advances to UFG were classified as a reduction of stockholders equity due to their related party nature. Subsequent to June 30, 1994, UFG was unable to complete its obligations under an agreement, which included among things, the repayment of the advances with registered shares of common stock of UFG, and the agreement expired by its terms. As a result the Company wrote-off the advances during the six months ended June 30, 1994.

       Transactions with Other Stockholders

     In connection with the transaction with Ogle described in
     note 2, the Company entered into a consulting agreement with Ogle effective December 1, 1992 which provides for a monthly fee of $10,000 for a period of five years. For the first three months of the agreement $2,500 is payable currently and for the remainder of the term of the agreement $5,000 of the monthly fee is payable currently. Subsequent to June 30, 1995, the accrued consulting fees payable were paid in full.

     During 1993, the Company issed 38,308 shares of its common stock in exchange for interests in certain producing oil and gas properties and undeveloped properties. The properties were recorded at the estimated fair value of the stock issued, based on the quoted market price of the common stock on the date of the acquisition. Ogle received 5,264 of the shares issued.

     Effective February 24, 1994, Ogle granted the Company an option to acquire working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. In August 1994, the Company issued a warrant to Ogle to purchase 100,000 shares of the Company's common stock for five years at a price of $8 per share in consideration of the agreement by Ogle to extend the Expiration date of the option to January 3, 1995.
     On January 3, 1995, the Company exercised the option from Ogle to acquire the working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. Delta paid Ogle $250,000 in 1995, is to pay an additional $250,000 in 1996 and a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. Under the terms of the agreement, the Company may reassign the working interests to Ogle upon notice of not more than 14 months nor less than 12 months, thereby releasing the Company of any further obligations to Ogle after the reassignment.

     Until such time as the property has been developed and placed into production, the Company is recording the minimum annual payments under the agreement as an expense, similar to the accounting treatment afforded a delay rental. If and when the property is placed on production, the Company intends to account for the royalty interest retained by the seller in a manner similar to the treatment afforded a royalty interest retained by a landowner.

     Delta agreed to issue 20,000 shares of its restricted common stock to Bion to induce Bion to enter into an agreement with UFG wherein both Bion and UFG agreed to release Delta and its officers from any claims that either Bion or UFG might have against Delta.

(10)  Commitments

      The Company rents an office in Denver under an operating lease which expires in March 1998. Rent expense, net of sublease rental income, for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 was approximately $62,000, $45,000 and $87,000, respectively. Future minimum payments under noncancelable operating leases are as follows:

          1996                        $ 99,426
          1997                          99,426
          1998                          72,949
          1999                          12,604

(11)  Disclosures About Capitalized Costs, Cost Incurred and
      Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                       June 30,       June 30,
                                         1995           1994
         Undeveloped offshore
           California properties     $6,786,580       6,648,580
         Undeveloped foreign
           properties                   318,840         146,340
         Undeveloped onshore
           domestic properties          498,799         503,111
         Developed onshore domestic
           properties                 2,703,762       4,609,475
                                     10,307,981      11,907,506
         Accumulated depreciation
           and depletion             (1,366,770)     (1,874,564)

                                     $8,941,211      10,032,942

      Cost incurred in oil and gas producing activities for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 are as follows:

                                1995         1994        1993
         Unproved property
          acquisition costs   $310,500      156,111     160,000
         Proved property
          acquisition costs     71,935       66,401     170,642
         Exploration expenses   23,811       86,804      70,883
         Development costs     296,325       14,124     133,356
                             $ 702,571      323,440     534,881

      The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales were:

                                  Six Months
                 Year Ended           Ended           Year Ended
                   June 30,          June 30,        December 31,
                    1995              1994                1993

         A           27%                4%                  7%
         B           19%                 -                   -
         C           15%               37%                 33%
         D            6%                9%                 17%
         E            2%                4%                 10%
         F             -               15%                 17%



(12)  Information Regarding Proved Oil and Gas Reserves
      (Unaudited)

      Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

      The Company s Offshore California proved undeveloped reserves are attributable to its interests in four federal units (plus one additional lease) located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

      These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company s estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Notes to Consolidated Financial Statements, Continued


(12) Information Regarding Proved Oil and Gas Reserves (Unaudited)-Continued

Future net cash flows presented below are computed using year-end prices and costs and exclude amounts attributable to recoupment gas. Future corporate overhead expenses and interest expense have not been included.


                                                                           Offshore
                                                           Onshore        California        Total


        December 31, 1993:

        Future cash inflows                               $24,534,944     400,297,853     424,832,797
        Future costs:
           Production                                       7,262,875      75,224,293      82,487,168
           Development                                      3,714,727      84,676,117      88,390,844
           Income taxes                                       -            82,685,791      82,685,791

        Future net cash flows                              13,557,342     157,711,652     171,268,994

         10% discount factor                                7,718,149     131,707,511     139,425,660

        Standardized  measure of discounted future
              net cash flows                               $5,839,193      26,004,141      31,843,334

        June 30, 1994:

        Future cash inflows                               $17,920,081     400,297,854     418,217,935
        Future costs:
           Production                                       5,676,783      75,224,293      80,901,076
           Development                                      2,389,701      84,676,117      87,065,818
           Income taxes                                       -            80,766,817      80,766,817

        Future net cash flows                               9,853,597     159,630,627     169,484,224

         10% discount factor                                5,200,183     131,709,162     136,909,345

        Standardized  measure of discounted future
              net cash flows                               $4,653,414      27,921,465      32,574,879


        June 30, 1995

        Future cash inflows                                $7,483,671     712,615,718     720,099,389
        Future costs:
           Production                                       3,043,357     134,494,357     137,537,714
           Development                                      1,142,281     163,303,136     164,445,417
           Income taxes                                       -           136,491,549     136,491,549

        Future net cash flows                               3,298,033     278,326,676     281,624,709

         10% discount factor                                1,324,722     234,880,292     236,205,014

        Standardized  measure of discounted future
              net cash flows                               $1,973,311      43,446,384      45,419,695



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Notes to Consolidated Financial Statements


(12) Information Regarding Proved OIl and Gas Reserves (Unaudited)-Continued

A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the year ended June 30, 1995, the six months ended
June 30, 1994 and the year ended December 31, 1993 are as follows:


                                                Onshore                        Offshore
                                                  GAS             OIL             GAS             OIL
                                                 (MCF)          (BBLS)           (MCF)          (BBLS)

    Balance at January 1, 1993                  5,493,738         192,149      37,580,553      32,514,986
     Purchases of reserves in place             2,124,741           1,368          -               -
     Revisions of quantity estimates            4,443,696         (14,922)        (45,560)        (88,807)
     Production                                  (490,868)        (13,259)         -               -
    Balance at December 31, 1993               11,571,307         165,336      37,534,993      32,426,179

     Purchases of reserves in place               147,753          -               -               -
     Extensions and discoveries                   122,645             107          -               -
     Revisions of quantity estimates           (2,722,831)        (15,709)         -               -
     Production                                  (173,021)         (7,125)         -               -
    Balance at June 30, 1994                    8,945,853         142,609      37,534,993      32,426,179

     Purchases of reserves in place                -               -           24,538,651      24,618,773
     Extensions and discoveries                     6,502              13          -               -
     Revisions of quantity estimates           (3,571,359)         (9,545)         -               -
     Sales of properties                         (635,267)         -               -               -
     Production                                  (582,844)        (12,261)         -               -
    Balance at June 30, 1995                    4,162,885         120,816      62,073,644      57,044,952

    Proved developed reserves:
       December 31, 1992                        4,677,392          93,135          -               -
       December 31, 1993                        5,071,384          74,198          -               -
       June 30, 1994                            4,658,634          61,590          -               -
       June 30, 1995                            2,494,934          42,918          -               -




    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Notes to Consolidated Financial Statements, Continued


(12) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued


The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 1995, the six months ended
June 30, 1994 and the year ended December 31, 1993 are as follows:


                                                         Year  Ended      Six Months      Year Ended
                                                           June 30,     Ended June 30,   December 31,
                                                             1995            1994            1993

        Beginning of  year                                $32,574,879      31,843,334      42,494,068

        Sales of oil and gas produced during the
            period , net of production costs                 (759,226)       (194,002)       (743,633)
        Net change in prices and production costs            (124,704)       (244,694)    (18,104,274)
        Changes in estimated future development costs        (133,136)        289,563        (381,599)
        Purchase of reserves in place                      22,899,681          43,315         757,966
        Extensions, discoveries and improved recovery           4,616          17,005               -
        Revisions of previous quantity estimates and       (5,757,236)       (667,831)     (2,210,231)
             other
        Net change in income taxes                         (6,120,256)       (103,978)      5,781,630
        Sales of reserves in place                           (422,411)                                       -
        Accretion of discount                               3,257,488       1,592,167       4,249,407

        End of  year                                      $45,419,695     $32,574,879      31,843,334




The stanardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates of future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.


                     Consent of Independent Auditors


The Board of Directors
Delta Petroleum Corporation:


We consent to the incorporation by reference in the registration statement No. 33-87106 on Form S-8 of Delta Petroleum Corporation (the Company) of our report dated October 10, 1995 relating to the consolidated balance sheets of Delta Petroleum Corporation and subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders equity, and cash flows for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993, which report appears in the June 30, 1995 Annual Report on Form 10-KSB of Delta Petroleum Corporation for the period ending June 30, 1995.

Our report contains an explanatory paragraph that states that a portion of the shares of Amber Resources Company, a majority owned consolidated subsidiary of the Company, are pledged to secure a note payable by the Company s former parent, which note is currently in default. Significant uncertainty exists as to the former parent s ability to repay or otherwise satisfy the obligation. The ultimate outcome of this matter cannot presently be determined. Accordingly, the consolidated financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares.

Our report also contains an explanatory paragraph that states that the Company has an investment in certain undeveloped offshore California properties of $6,786,580 at June 30, 1995. The
Company s ability to ultimately develop the properties is subject to a number of significant uncertainties, including the operator s ability to obtain the necessary permits and authorizations relating to the development activities. Accordingly, the Company s ability to realize its investment in the offshore California properties is uncertain and is ultimately dependent on its ability to develop the properties and/or to sell some or all of its interests in the properties. Accordingly, the consolidated financial statements do not include any adjustments that would result if the Company could not realize its investment in the properties.

Our report also refers to the Company's adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in the year ended June 30, 1995.



                                      /s/KPMG Peat Marwick
                                      KPMG Peat Marwick LLP


Denver, Colorado
October 10, 1995


                          CONSENT OF PETROLEUM ENGINEER



Board of Directors
Delta Petroleum Corporation


     I hereby consent to the use of my report dated July 1, 1995 relating to the oil and gas reserves of Delta Petroleum Corporation in Delta's Form 10-KSB for the period ended June 30, 1995, which report may be referenced in or appear as an exhibit in such document.

                               /s/Robert W. Mannon
                              Mannon Associates


                       CONSENT OF PETROLEUM ENGINEER


Board of Directors
Delta Petroleum Corporation


     I hereby consent to the use of my report relating to the oil and gas reserves of Delta Petroleum Corporation in Delta's Form 10-KSB for the period ended June 30, 1995, which report may be referenced in or appear as an exhibit in such document.




                                /s/Kent B. Lina
                              Kent B. Lina, P.E.