Form 10KSB/A
period 1995-06-30
DELTA PETROLEUM CORP/CO
filed 1995-11-17
CIK 821483

THIS DOCUMENT IS BEING RESUBMITTED ONLY TO INCLUDE THE
FINANCIAL DATA SCHEDULE AS EXHIBIT 27 INSTEAD OF EXHIBIT 1
AS ORIGINALLY SUBMITTED -  NO OTHER CHANGES MADE


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB/A

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





Dated: November 17, 1995