Form 10QSB
period 1995-09-30
DELTA PETROLEUM CORP/CO
filed 1995-11-20
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                   Commission file number    0-16203


                        Delta Petroleum Corporation
          (Exact name of registrant as specified in its charter)


       Colorado                                 84-1060803
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)


555 17th Street, Suite 3310
Denver, Colorado                                80202
(Address of principal                        (Zip Code)
 executive offices)


                              (303) 293-9133

           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___

4,060,805 shares of common stock $.01 par value were outstanding as of November 15, 1995.


FORM 10-QSB
1st QTR.
FY 1996

                                   INDEX


PART I FINANCIAL INFORMATION


                                                          PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1995 and
          June 30, 1995 (unaudited). . . . . . . . . . . . . .1

          Consolidated Statements of Operations -
          Three Months Ended
          September 30, 1995 and 1994 (unaudited). . . . . . .3

          Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1995 and
          Three Months Ended September 30, 1995 (unaudited). .4

          Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 1995 and 1994 (unaudited). . . . . . .5

          Notes to Consolidated Financial Statements
          (unaudited). . . . . . . . . . . . . . . . . . . . .6


Item 2.   Management's Discussion and Analysis
          Or Plan of Operations . . . . . . . . . . . . . . . 10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 17
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 17
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 17
Item 4.   Submission of Matters to a Vote of
          Security Holders.  . . . . . . . . . . . . . . . . 17
Item 5.   Other Information. . . . . . . . . . . . . . . . . 17
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 17



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                                  September 30,       June 30,
                                                      1995              1995

ASSETS

Current Assets:
      Cash                                         $444,442            55,833
      Trade accounts receivable, net of
        allowance for doubtful accounts
        of $48,722 in 1995 and $92,552 in 1994      326,563           327,185
      Other current assets                           11,100             2,100

        Total current assets                        782,105           385,118


    Property and Equipment:
      Oil and gas properties, at cost (using
            the successful efforts method
            of accounting):
        Undeveloped offshore California
                 properties                       6,786,580         6,786,580
        Undeveloped foreign properties              318,840           318,840
        Undeveloped onshore domestic properties     621,068           498,799
        Developed onshore domestic properties     2,750,492         2,703,762
      Office furniture and equipment                 63,793            60,830
                                                 10,540,773        10,368,811

      Less accumulated depreciation
             and depletion                       (1,505,709)       (1,426,818)

        Net property and equipment                9,035,064         8,941,993

    Investment in Bion Environmental
      Technologies, Inc. (Bion)                     451,058           316,525

    Accounts receivable from officer
      and affiliates                                 87,265            83,137

                                                $10,355,492         9,726,773



                                                 September  30,     June  30,
                                                    1995              1995

    LIABILITIES AND STOCKHOLDERS' EQUITY


 Current  Liabilities:
   Note payable                                  $       -            100,000
   Accounts payable trade                           263,285           602,738
   Accrued interest payable                          -                  8,000
   Other accrued liabilities                        243,592           182,998
   Consulting fees payable to stockholders           -                162,500
   Royalties payable held in suspense               245,108           241,233
   Recoupment gas royalties payable                 669,841           669,841
   Liabilities payable by Underwriters Financial
     (UFG) (the Company's former parent)
          Note payable, including accrued
               interest                           2,333,333         2,232,855

     Total current liabilities                    3,755,159         4,200,165


 Redeemable common stock                            750,000            -

 Stockholders' Equity
   Preferred stock, $.10 par value;
     authorized 3,000,000 shares; none issued        -                 -
   Common stock, $.01 par value;
    authorized 300,000,000 shares, issued 3,782,280
    shares, net of 256,000 redeemable common shares,
    in 1995 and 2,949,847 issued shares in 1994      37,822            35,509
   Obligation payable in  common stock               29,000            46,400
   Additional paid-in capital                    16,917,338        15,627,201
   Unamortized consulting expense                  (367,300)           -
   Cumulative unrealized loss                      (215,609)         (350,142)
   Accumulated deficit                          (10,550,918)       (9,832,360)

     Total stockholders' equity                   5,850,333         5,526,608

    Commitments and contingencies               $10,355,492        $9,826,773


          See accompanying notes to consolidated financial statements.


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                     Three Months Ended
                                               September 30,    September 30,
                                                     1995             1994
    Revenue:

      Oil and gas sales, including recoupment
        gas $0 in 1995 and $86,105 in 1994         $203,869          399,010
      Other revenue                                  14,072           10,847

         Total revenue                              217,941          409,857

    Expenses:

      Lease operating expenses                       95,329          107,639
      Depreciation and depletion                     78,891          113,460
      Exploration expenses                           14,663           14,169
      General and administrative                    351,598          345,276
      Stock option expense                          293,125        1,508,750
      Interest on notes payable                     102,893          125,266
      Interest on recoupment gas obligation            -              59,260

         Total expenses                             936,499        2,273,820

           Net loss                               ($718,558)      (1,863,963)

        Net loss per common share                    ($0.20)           (0.64)

           Weighted average number of common
                   shares outstanding             3,649,698        2,908,557



    See accompanying notes to consolidated financial statements.


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1995 and Three Months
    Ended September 30, 1995
    (Unaudited)

                                                                                    Obligation     Additional    Unamortized
                                                                Common Stock         payable in      paid-in       consulting
                                                        Shares         Amount      common stock     capital        expense

    Balance, June 30, 1994                             2,949,847        $29,498         -          11,465,704       (100,000)

    Cumulative effect of adoption of SFAS 115             -              -              -              -              -
    Unrealized gain on equity securities                  -              -              -              -              -
    Shares issued for cash                                39,000            390         -             134,200         -
    Capital contributions from UFG                        -              -              -             284,073         -
    Shares issued for cash upon exercise of options       63,150            632         -             269,331         -
    Shares isued for undeveloped oil and gas properties   90,000            900         -             309,600         -
    Shares issued for services                            20,000            200         -              68,800         -
    Treasury stock contributed by UFG                     -              -              -             633,304         -
    Retirement of treasury stock                         (92,117)          (921)        -            (632,383)        -
    Stock options granted as compensation                 -              -              -           1,508,875         -
    Shares to be issued to former employee under a
      severance agreement                                 -              -              46,400         -              -
    Shares issued for reduction of note payable and
      accrued interest                                   461,002          4,610         -           1,516,697         -
    Amortization of consulting expense                    -              -              -              -             100,000
    Shares issued for settlement agreement                20,000            200         -              69,000         -
    Net loss                                              -              -              -              -              -

    Balance, June 30, 1995                             3,550,882         35,509         46,400     15,627,201          -

    Unrealized gain on equity securities                  -              -              -              -              -
    Shares issued for cash                                 6,000             60         -              20,220         -
    Shares issued for cash upon exercise of options      101,825          1,018         -             477,026         -
    Shares issued for undeveloped oil and gas properties  26,627            266         -              99,585         -
    Shares issued for services                            94,546            945         -             457,805       (458,750)
    Stock options granted as compensation                 -              -              -             293,125         -
    Amortization of obligation payable in common stock     2,400             24        (17,400)        17,376         -
    Amortization of consulting expense                    -              -              -              -              91,450
    Shares issued for redeemable common stock            256,000         -              -              -              -
    Commission paid on issuance of redeemable common      -              -              -             (75,000)        -
    Net loss                                              -              -              -              -              -

    Balance, September 30, 1995                        4,038,280        $37,822         29,000     16,917,338       (367,300)


                                                                     Cumulative
                                                                     unrealized
                                                       Treasury        gain        Accumulated
                                                        stock          (loss)        deficit         Total


    Balance, June 30, 1994                                -              -          (6,259,043)     5,136,159

    Cumulative effect of adoption of SFAS 115             -             266,666         -             266,666
    Unrealized loss on equity securities                  -            (616,808)        -            (616,808)
    Shares issued for cash                                -              -              -             134,590
    Capital contributions from UFG                        -              -              -             284,073
    Shares issued for cash upon exercise of options       -              -              -             269,963
    Shares isued for undeveloped oil and gas properties   -              -              -             310,500
    Shares issued for services                            -              -              -              69,000
    Treasury stock contributed by UFG                   (633,304)        -              -              -
    Retirement of treasury stock                         633,304         -              -              -
    Stock options granted as compensation                 -              -              -           1,508,875
    Shares to be issued to former employee under a
      severance agreement                                 -              -              -              46,400
    Shares issued for reduction of note payable and
      accrued interest                                    -              -              -           1,521,307
    Amortization of consulting expense                    -              -              -             100,000
    Shares issued for settlement  agreement               -              -              -              69,200
    Net loss                                              -              -          (3,573,317)    (3,573,317)

    Balance,  June 30, 1995                               -            (350,142)    (9,832,360)     5,526,608

    Unrealized gain on equity securities                  -             134,533         -             134,533
    Shares issued for cash                                -              -              -              20,280
    Shares issued for cash upon exercise of options       -              -              -             478,044
    Shares issued for undeveloped oil and gas properties  -              -              -              99,851
    Shares issued for services                            -              -              -              -
    Stock options granted as compensation                 -              -              -             293,125
    Amortization of obligation payable in common stock    -              -              -              -
    Amortization of consulting expense                    -              -              -              91,450
    Shares issued for redeemable common stock             -              -              -              -
    Commission paid on issuance of redeemable common      -              -              -             (75,000)
    Net loss                                              -              -            (718,558)      (718,558)

    Balance, September 30, 1995                           -            (215,609)   (10,550,918)     5,850,333


      See accompanying notes to consolidated financial statements.


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                       Three Months Ended
                                               September 30,    September 30,
                                                     1995             1994



Net cash used in operating activities             (608,476)          (29,937)

Cash flows from investing activities:
    Additions to property and equipment            (72,111)          (25,121)

Net cash used in investing activities              (72,111)          (25,121)

Cash flows from financing activities:
    Payment of notes payable                      (100,000)             -
    Issuance of common stock for cash               20,280            59,250
    Stock issued for cash upon exercise
      of options                                   478,044              -
    Issuance of redeemble common stock             750,000              -
    Commission paid on issuance of redeemable
      common stock                                 (75,000)             -
    Increase in accounts receivable from
      officer and affiliates                        (4,128)           (5,893)

Net cash provided by financing activities        1,069,196            53,357

Net increase (decrease) in cash                    388,609            (1,701)

Cash at beginning of period                         55,833             6,860

Cash at end of period                              444,442             5,159

Supplemental cashflow information:
Cash paid for interest                               -                   -

Non-cash financing activities:
Stock issued for oil and gas properties            $99,851               -


    See accompanying notes to consolidated financial statements.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 1995 and 1994
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

(2)  Investments

     The Company adopted Statement of Financial Standards No. 115 as of July 1, 1994. The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Prior to July 1, 1994, the Company's investment in Bion was accounted for at the lower of cost or market.

     The cost and estimated fair market value of its investment in Bion at September 30, 1995 and June 30, 1995 are as follows:



                                                    Estimated
                                     Unrealized      Market
                           Cost       (Loss)          Value

September 30, 1995       $666,667    (215,609)       451,058

June 30, 1995            $666,667    (350,142)       316,525


(3)  Note Payable

     In December 1994, the Company borrowed $100,000 from a third party. The note is unsecured and is payable on or before September 1, 1995, with interest at 18%. In connection with the borrowing, the Company granted options to purchase 50,000 shares of the Company's common stock at $6.00 per share, expiring the later of September 30, 1997 or 30 days after registration of the underlying shares. During the first quarter, the note payable and accrued interest was paid in full.

(4)  Contingencies

     Investment in Offshore California Property:

     The Company has an investment in certain undeveloped offshore California properties of $6,786,580 at September 30, 1995. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

     Investment in Amber - Note Payable by UFG:

     A portion of the shares of Amber Resources Company, a majority owned subsidiary of the Company, are pledged to secure a note payable by the Company's former parent, which note is currently in default. There exists an uncertainty as to whether the Company's former parent's has the ability to ultimately repay or otherwise satisfy the obligation. If the encumbered portion of the Amber shares were lost the company's interest in Amber would be reduced from 91.68% to 19.74%. The ultimate outcome of the matter cannot presently be determined. Accordingly, the financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares.

     At September 30, 1995 and June 30, 1995, the note payable recorded in the accompanying financial statements represents UFG's obligation under the Snyder Note, which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization. The note payable bears interest at 18% and was due January 15, 1995. The note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the note.

     The net assets and liabilities of Amber included in the accompanying consolidated financial statements as of September
30, 1995 are summarized as follows:

    Assets:
     Current Assets                                 $   116,562
     Oil and gas properties:
       Undeveloped offshore California properties     5,006,276
       Developed onshore properties, net              1,418,240
                                                      6,424,516
     Accumulated depreciation and depletion            (640,716)

     Net oil and gas properties                       5,783,800

       Total Assets                                   5,900,362

    Liabilities -
     Current liabilities                              1,362,543

       Net assets                                   $ 4,537,819

    The revenue and expenses of Amber included in the accompanying consolidated financial statements for the three months ended September 30, 1995 are as follows:

    Revenue                                          $   97,860
    Expenses                                          ( 257,425)

    Net loss                                        $  (159,565)

(5)  Redeemable Common Stock

     On August 18, 1995, the Company completed the sale of 231,000 shares of the Company's common stock to a third party and its designees for $750,000 with net proceeds to the Company of $675,000 after the payment of certain fees. Under the purchase agreement, the Company committed to register the shares within 30 days or to increase the number of shares to be delivered by 25,000 shares with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore until payment has been made at 15% per annum from the date funds were received.

(6)  Stockholders' Equity

     On July 25, 1995, the Company's Incentive Plan Committee granted to each of two officers options to purchase 7,000 shares of common stock at $2.50 per share under the Incentive Plan. The options are immediately exercisable and expire July 25, 2005. Also on July 25, 1995, each officer surrendered to the Company 7,000 Class D warrants to purchase stock at $2.50 per share owned by them. Stock option expense of $43,750 has been recorded on the three months ended September 30, 1995 based on the difference between the option price and the quoted market price on the date of grant.

     On August 7, 1995, the Company extended to a director and two unrelated consultants the expiration date to thirty days after registration on the Company's Class D warrants to purchase 57,000 shares of the Company's common stock at $1.25 per share. Stock option expense of $249,375 has been recorded on the three months ended September 30, 1995 based on the difference between the option price and the quoted market price on the date of grant.


Item 2.   Management's Discussion and Analysis or Plan of
          Operations

     Background

     In October 1992, Delta concluded a series of agreements with Underwriters Financial Group, Inc. ("UFG") (collectively, the "UFG Agreement") to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Prior to the reorganization, UFG owned approximately 89% of the outstanding shares of common stock of Delta. Under the terms of the UFG Agreement, UFG transferred its oil and gas properties and certain other related assets to Delta as a contribution to the capital of Delta. The assets transferred included producing and non-producing oil and gas properties, accounts receivable, oil field equipment, and office furniture and equipment. UFG also transferred 4,110,660 shares of common stock of Amber to Delta. The shares transferred represented an 88.09% interest in Amber.

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

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG
Agreement. On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta's common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of November 15, 1995, the registration statement has not been declared effective. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

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

     Liquidity and Capital Resources.

     At September 30, 1995, the Company had a working capital deficit of $2,973,054 compared to a working capital deficit of $3,815,047 at June 30, 1995. The Company's working capital deficit is in part a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,333,333 which is non recourse to Delta and which are payable by its former parent, UFG.
Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

     The Company's current liabilities also include royalties payable in suspense which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against Amber by royalty owners for amounts due for prior production. The
Company's current liabilities also include royalties payable on recoupment gas produced on certain wells owned by Amber. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators.

     Although there is no assurance that it would not happen, the Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. Further, Amber, rather than Delta, would be directly liable for payment of any such claims. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable in suspense and recoupment royalties payable.

     On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which Amber agreed to transfer to El Paso Amber's interest in four wells and the associated acreage in complete satisfaction of Amber's
recoupment gas obligation.   As a result of this agreement, the
Company will is longer obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements. As a result of the transaction, the Company recorded an extraordinary gain on settlement of recoupment gas obligation of $493,850.

     The Company received the proceeds from the exercise of options to purchase shares of its common stock for $477,026 during the three months ended September 30, 1995. In addition,
the Company received $20,280 from sales of its common stock.   On
August 18, 1995, the Company completed the sale of 231,000 shares of the Company's common stock to a third party and its designees for $750,000 with net proceeds to the Company of $675,000 after the payment of certain fees. Under the purchase agreement, the Company committed to register the shares within 30 days or to increase the number of shares to be delivered by 25,000 shares with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore until payment has been made at 15% per annum from the date funds were received. The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of development wells on its proved undeveloped properties during the next twelve months. There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

     On January 3, 1995, Delta Petroleum Corporation ("Delta") exercised an option from Burdette A. Ogle ("Ogle"), a 28% shareholder of Delta, to acquire working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. According to an independent engineering report dated August 10, 1993, the proved undeveloped reserves attributable to these working interests are approximately 28,000,000 barrels of oil and gas equivalent. Ogle has assigned and conveyed the working interests in the properties to Delta pursuant to the terms of the Purchase and Sale Agreement.

     The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. Delta has paid $250,000 for the first year, will pay an additional $250,000 for the second year and a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance.

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three months ended September 30, 1995 was $718,558 compared to a net loss of $1,863,963 for the three months ended September 30, 1994. The loss for the three months ended September 30, 1995 and 1994 included $293,125 and $1,508,750, respectively, for a "stock option expenses" resulting from the issuance of options during the quarter.

     Revenue. Total revenue for the three month period ended September 30, 1995 was $217,941 compared to $409,857 for the
three months ended September 30, 1994.   Oil and gas
sales for the three months ended September 30, 1995 were $203,869 compared to $399,010 for the three months ended September 30, 1994. The Company's oil and gas sales were impacted by a decline in gas price, the sale of oil and gas properties during the last year and by the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales include amortization of the Company's recoupment gas obligation of $86,105 for the three months ended September 30, 1994.
Revenue was recorded as the recoupment gas was produced and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas.

     Production volumes and average prices received for the three month period ended September 30, 1995 and 1994 are as follows:

                                  Three Months Ended
                                      September 30,
                                 1995           1994

Production:
     Oil (barrels)                2,153          2,398
     Gas (Mcfs)                 116,795        222,538

Average Price:
     Oil (per barrel)            $16.50         $15.70
     Gas (per Mcf)                $1.44          $1.62


     Lease Operating Expenses. Lease operating expenses were $95,329 and $107,639 for the three months ended September 30, 1995 and 1994, respectively. On a MCF equivalent basis, production expenses and taxes were $.73 and $.45, respectively, during the three months period ended September 30, 1995 and 1994.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended September 30, 1995
and 1994, respectively, were $78,891 and $113,460.   On
a MCF equivalent basis, depreciation and depletion expense were $.61 and $.49, respectively, per Mcf equivalent during the three months period ended September 30, 1995 and 1994.

     Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $9,679 and $74,704 for the three and nine months ended March 31, 1995, respectively. There were no abandonment and impairment expenses by the company for the same periods in 1994.

     General and Administrative Expenses.   General and
administrative expenses for the three months ended September 30, 1995 were $351,598 compared to $345,276 for the three months ended September 30, 1994. General and Administrative expenses increased from 1993 to 1994 primarily because of the Company's increased level of activity following the reorganization.

     Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $0 for the three months ended September 30, 1995 and $59,260 for the three months ended September 30, 1994. Effective December 1, 1994, the Company will not be subject to interest on its recoupment gas obligation because the recoupment gas obligation was eliminated in the settlement with El Paso Natural Gas.

     Interest on Notes Payable. Interest on notes payable was $102,893 for the three months ended September 30, 1995 and $125,266 for the three months ended September 30, 1994.
Interest expense includes interests on the Company's convertible note payable issued in November 1992 and interest on the Snyder Note which was recorded in October 1992. Although the Company is not obligated to make payments on the Snyder Note, the Company records interest expense pursuant to the terms of the note. This note is non-recourse to the Company and, although there is no assurance that it will do so, the Company expects that its former parent, UFG, will discharge this note during the next twelve months thereby eliminating interest expense on this note.


     Future Operations

          The Company believes there is risk that UFG will be unable to timely repay one or more of the obligations encumbering the assets contributed by UFG and that such UFG assets could be lost to Delta unless Delta is able to make other arrangements to allow it to keep the assets and/or to realize the equivalent value from UFG. Such other arrangements might include legal action by Delta against UFG. In addition, the Company holds as collateral certificates representing 888,063 shares of Delta common stock which are in the name of UFG. This collateral is held to secure the discharge of liabilities payable by UFG including UFG's obligations to Snyder and the release of Amber's shares held by Snyder as collateral for the Snyder note. It is and has been the Company's position that Delta could either cancel such collateral shares and reduce the number of shares outstanding or attempt to resell some or all of these shares and use the proceeds therefrom to pay the debt owed by UFG encumbering Delta's assets or contractually owed directly to Delta. In April 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 (amended October 31, 1995) to register 1,360,888 shares of common stock previously issued to certain shareholders, including UFG along with 1,187,000 shares underlying outstanding warrants and options. While the Company will not receive any of the proceeds, UFG has agreed that the proceeds from sales of shares owned by UFG, will be used to reduce the liabilities payable by UFG including the Snyder note. Payments by UFG on the note payable and other liabilities are accounted from as a capital contribution to the Company.

          The principal asset at risk of loss is the encumbered portion of the Amber shares owned by Delta. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's oil and gas revenue during the three months ended September 30, 1995 amounted to $97,805 which constituted approximately 48% of the Company's consolidated oil and gas revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be approximately 17,000 Bbls of oil and 3.85 Bcf of gas at June 30, 1994. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,000 Bbls of oil and 12.96 Bcf of gas
at June 30, 1994.   A loss of the encumbered Amber shares would
significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company.

          The Company owns interests (directly and through Amber) in four federal units (plus one additional lease) located offshore near Santa Barbara, California. While these interests appear to have substantial oil and gas reserves, the cost to develop them will be extremely high. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of development costs. There can be no assurance that the Company can farm out its interests on acceptable terms, if at all. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. In addition, environmental issues in California make the timing of their development somewhat uncertain. These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to persistent opposition to offshore drilling and production in California, the process of obtaining the necessary permits and authorizations will probably be lengthy and even after all required approvals are obtained, environmental lawsuits may possibly be filed to delay or prevent development and/or production. While the Federal Government has recently attempted to expedite the process, there can be no assurance when and if one or more of the offshore units in which the Company owns an interest will be able to go on production. The Company does not have a controlling interest and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27. Financial Data Schedule.

          (b) Reports on Form 8-K:
              Form 8-K dated August 18, 1995;
                   Item 5. Other Events
              Form 8-K dated November 1, 1995;
                   Item 5. Other Events

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DELTA PETROLEUM CORPORATION
                              (Registrant)

                                /s/ Aleron H. Larson, Jr.
                               Aleron H. Larson, Jr.
                              Chairman of the Board, Treasurer
                              and Chief Financial Officer


                               /s/Kevin K. Nanke
                              Kevin K. Nanke, Controller and
                              Principal Accounting Officer



Date: November 15, 1995


                                   INDEX

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

(10) Material Contracts. Not applicable.

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

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule.

(99) Additional Exhibits. Not applicable.