Form 10QSB
period 1995-12-31
DELTA PETROLEUM CORP/CO
filed 1996-02-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

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

4,238,784 shares of common stock $.01 par value were outstanding as of February 6, 1996.


                                               FORM 10-QSB
                                                   2nd QTR
                                                   FY 1996

                                   INDEX

PART I FINANCIAL INFORMATION

PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - December 31, 1995 and
          June 30, 1995 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 1995 and 1994 (unaudited) . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1995 and
          Six Months Ended December 31, 1995 (unaudited) . . .5

       Consolidated Statements of Cash Flows -
          Six Months Ended
          December 31, 1995 and 1994 (unaudited) . . . . . . .6

       Notes to Consolidated Financial Statements (unaudited) 7


Item 2.   Management's Discussion and Analysis
          Or Plan of Operations .. . . . . . . . . . . . . . 11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 19
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 19
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 19
Item 4.   Submission of Matters to a Vote of
          Security Holders. . .. . . . . . . . . . . . . . . 19
Item 5.   Other Information. . . . . . . . . . . . . . . . . 19
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 19

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                 December 31,        June 30,
                                                     1995              1995
ASSETS

Current Assets:
  Cash                                            $469,677            55,833
  Trade accounts receivable,  net of
    allowance for doubtful accounts of $48,722
    at December 31, 1995 and June 30, 1995         432,758           327,185
  Other current assets                              12,100             2,100

    Total current assets                           914,535           385,118

Property and Equipment:
  Oil and gas properties, at cost (using
        the successful efforts method
        of accounting):
    Undeveloped offshore California
             properties                          6,786,580         6,786,580
    Undeveloped foreign properties                 318,840           318,840
    Undeveloped onshore domestic properties        643,030           498,799
    Developed onshore domestic properties        2,821,993         2,703,762
  Office furniture and equipment                    63,793            60,830
                                                10,634,236        10,368,811

  Less accumulated depreciation and depletion   (1,520,983)       (1,426,818)

    Net property and equipment                   9,113,253         8,941,993

Investment in Bion Environmental
  Technologies, Inc. (Bion)                        474,788           316,525

Accounts receivable from officer
  and affiliates                                    77,580            83,137

                                               $10,580,156         9,726,773


                                              December 31,        June  30,
                                                  1995              1995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Note payable                                  $     -              100,000
  Accounts payable trade                           421,945           602,738
  Accrued interest payable                          -                  8,000
  Other accrued liabilities                        142,179           182,998
  Consulting fees payable to stockholders           -                162,500
  Royalties payable held in suspense               253,979           241,233
  Recoupment gas royalties payable                 669,841           669,841
  Liabilities payable by Underwriters Financial
    (UFG) (the Company's former parent)
     Note payable, including accrued interest    2,441,500         2,232,855

    Total current liabilities                    3,929,444         4,200,165

Stockholders' Equity
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares; none issued        -                 -
  Common stock, $.01 par value;
    authorized 300,000,000 shares, issued
    4,174,283 shares, at December 31, 1995
    and 2,949,847 issued
    shares at June 30, 1995                         41,742            35,509
  Obligation payable in  common stock               -                 46,400
  Additional paid-in capital                    18,326,553        15,627,201
  Unamortized consulting expense                  (230,100)           -
  Cumulative unrealized loss                      (191,879)         (350,142)
  Accumulated deficit                          (11,295,604)       (9,832,360)

    Total stockholders' equity                   6,650,712         5,526,608

Commitments and contingencies
                                               $10,580,156         9,726,773


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      Three Months Ended
                                               December 31,     December 31,
                                                   1995             1994
Revenue:

Oil and gas sales, including recoupment
  gas of $80,904 in 1994                         $255,417          368,734
Other revenue                                      14,914            8,452
Gain on sale of oil and gas properties               -             182,852

  Total revenue                                   270,331          560,038

Expenses:

  Lease operating expenses                         97,961          133,921
  Depreciation and depletion                       52,923          144,342
  Exploration expenses                             20,148             -
  Abandoned and impaired properties                  -              65,025
  General and administrative                      735,813          468,900
  Interest on notes payable                       108,172          166,598
  Interest on recoupment gas obligation              -              54,025

     Total expenses                             1,015,017        1,032,811


Net loss before extraordinary item               (744,686)        (472,773)
Extraordinary gain on settlement of
 recoupment gas obligation                           -             493,850
Net loss                                        ($744,686)          21,077

Loss per common shares:
 Net loss before extraordinary item                 (0.18)           (0.16)
    Extraordinary gain on settlement of
      recoupment gas obligation                      -                0.17
    Net loss                                       ($0.18)            0.01

    Weighted average number of common
        shares outstanding                      4,093,474        2,994,070



CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      Six Months Ended
                                                December 31,     December 31,
                                                    1995             1994
Revenue:

  Oil and gas sales, including recoupment
    gas of $167,009 in 1994                      $459,286          767,744
  Other revenue                                    28,986           19,299
  Gain on sale of oil and gas properties              -            182,852

     Total revenue                                488,272          969,895

Expenses:

  Lease operating expenses                        193,290          241,560
  Depreciation and depletion                      131,814          257,802
  Exploration expenses                             34,811           14,169
  Abandoned and impaired properties                  -              65,025
  General and administrative                     1,087,411         814,176
  Stock option expense                             293,125       1,508,750
  Interest on notes payable                        211,065         291,864
  Interest on recoupment gas obligation              -             113,285

     Total expenses                              1,951,516       3,306,631

  Net loss before extraordinary item            (1,463,244)     (2,336,736)
  Extraordinary gain on settlement of
    recoupment gas obligation                        -             493,850
  Net loss                                     ($1,463,244)     (1,842,886)

  Loss per common shares:
    Net loss before extraordinary item               (0.38)          (0.78)
    Extraordinary gain on settlement of
      recoupment gas obligation                      -                0.16
    Net loss                                        ($0.38)          (0.62)

     Weighted average number of common
         shares outstanding                      3,871,586       2,988,598


Consolidated Statement of Stockholders' Equity
Year ended June 30, 1995 and Six Months
Ended December 31, 1995
(Unaudited)

                                                                                Obligation     Additional      Unamortized
                                                         Common Stock           payable in      paid-in         consulting
                                                    Shares          Amount      common stock     capital        expense

Balance, June 30, 1994                             2,949,847        $29,498         -          11,465,704       (100,000)

Cumulative effect of adoption of SFAS 115             -              -              -              -              -
Unrealized gain on equity securities                  -              -              -              -              -
Shares issued for cash                                39,000            390         -             134,200         -
Capital contributions from UFG                        -              -              -             284,073         -
Shares issued for cash upon exercise of options       63,150            632         -             269,331         -
Shares issued for undeveloped oil and gas properties  90,000            900         -             309,600         -
Shares issued for services                            20,000            200         -              68,800         -
Treasury stock contributed by UFG                     -              -              -             633,304         -
Retirement of treasury stock                         (92,117)          (921)        -            (632,383)        -
Stock options granted as compensation                 -              -              -           1,508,875         -
Shares to be issued to former employee under a
  severance agreement                                 -              -              46,400         -              -
Shares issued for reduction of note payable and
  accrued interest                                   461,002          4,610         -           1,516,697         -
Amortization of consulting expense                    -              -              -              -             100,000
Shares issued for settlement agreement                20,000            200         -              69,000         -
Net loss                                              -              -              -              -              -

Balance, June 30, 1995                             3,550,882         35,509         46,400     15,627,201          -

Unrealized gain on equity securities                  -              -              -              -              -
Shares issued for cash                                25,478            255         -              88,860         -
Shares issued for cash upon exercise of options      182,350          1,823         -             991,090         -
Shares issued for undeveloped oil and gas properties  31,127            311         -             115,290         -
Shares issued for developed oil and gas properties     5,000             50         -              16,825         -
Shares issued for services                            97,046            970         -             475,586       (458,750)
Stock options granted as compensation                 -              -              -             293,125         -
Amortization of obligation payable in common stock     6,400             64        (46,400)        46,336         -
Amortization of consulting expense                    -              -              -              -             228,650
Shares issued for redeemable common stock            276,000          2,760         -             747,240         -
Commission paid on issuance of redeemable common
    stock                                             -              -              -             (75,000)        -
Net loss                                              -              -              -              -              -

Balance, December 31, 1995                         4,174,283        $41,742              0     18,326,553       (230,100)

                                                                 Cumulative
                                                                 unrealized
                                                   Treasury        gain        Accumulated
                                                    stock          (loss)        deficit         Total

Balance, June 30, 1994                                -              -          (6,259,043)     5,136,159

Cumulative effect of adoption of SFAS 115             -             266,666         -             266,666
Unrealized loss on equity securities                  -            (616,808)        -            (616,808)
Shares issued for cash                                -              -              -             134,590
Capital contributions from UFG                        -              -              -             284,073
Shares issued for cash upon exercise of options       -              -              -             269,963
Shares isued for undeveloped oil and gas properties   -              -              -             310,500
Shares issued for services                            -              -              -              69,000
Treasury stock contributed by UFG                   (633,304)        -              -              -
Retirement of treasury stock                         633,304         -              -              -
Stock options granted as compensation                 -              -              -           1,508,875
Shares to be issued to former employee under a
  severance agreement                                 -              -              -              46,400
Shares issued for reduction of note payable and
  accrued interest                                    -              -              -           1,521,307
Amortization of consulting expense                    -              -              -             100,000
Shares issued for settlement  agreement               -              -              -              69,200
Net loss                                              -              -          (3,573,317)    (3,573,317)

Balance,  June 30, 1995                               -            (350,142)    (9,832,360)     5,526,608

Unrealized gain on equity securities                  -             158,263         -             158,263
Shares issued for cash                                -              -              -              89,115
Shares issued for cash upon exercise of options       -              -              -             992,913
Shares issued for undeveloped oil and gas properties  -              -              -             115,601
Shares issued for developed oil and gas properties    -              -              -              16,875
Shares issued for services                            -              -              -              17,806
Stock options granted as compensation                 -              -              -             293,125
Amortization of obligation payable in common stock    -              -              -              -
Amortization of consulting expense                    -              -              -             228,650
Shares issued for redeemable common stock             -              -              -             750,000
Commission paid on issuance of redeemable common      -              -              -             (75,000)
Net loss                                              -              -          (1,463,244)    (1,463,244)

Balance, December 30, 1995                            -            (191,879)   (11,295,604)     6,650,712



CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Six Months Ended
                                                December 31,     December 31,
                                                    1995               1994



Net cash used in operating activities          (1,078,143)         (202,461)

Cash flows from investing activities:
 Additions to property and equipment             (170,598)         (137,720)
 Proceeds from sale of oil and gas properties          -            337,903

Net cash (used in) provided by investing
   activities                                    (170,598)          200,183

Cash flows from financing activities:
    Proceeds from borrowing                            -            100,000
    Payment of notes payable                     (100,000)             -
    Issuance of common stock for cash              89,115           115,940
    Stock issued for cash upon exercise
        of options                                992,913              -
    Issuance of redeemble common stock            750,000              -
    Commission paid on issuance of redeemable
      common stock                                (75,000)             -
    Increase in accounts receivable from
                   officer and affiliates           5,557            60,377

Net cash provided by financing activities       1,662,585           276,317

Net increase in cash                              413,844           274,039

Cash at beginning of period                        55,833             6,860

Cash at end of period                            $469,677           280,899

Supplemental cashflow information:
Cash paid for interest                             $2,420              -

Non-cash financing activities:
Stock issued for oil and gas properties          $132,476              -

  See accompanying notes to consolidated financial statements.



Notes to Consolidated Financial Statements
Six Months Ended December 31, 1995 and 1994
(Unaudited)

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

     The cost and estimated fair market value of its investment in Bion at December 31, 1995 and June 30, 1995 are as follows:

                                                        Estimated
                                        Unrealized       Market
                             Cost        (Loss)          Value

December 31, 1995           $666,667     (191,879)        474,788

June 30, 1995               $666,667     (350,142)        316,525


(3)  Note Payable

     In December 1994, the Company borrowed $100,000 from a third party. The note is unsecured and is payable on or before September 1, 1995, with interest at 18%. In connection with the borrowing, the Company granted options to purchase 50,000 shares of the Company's common stock at $6.00 per share, expiring the later of September 30, 1997 or 30 days after registration of the underlying shares. During the first quarter, the note payable and accrued interest were paid in full.

(4)  Contingencies

     Investment in Offshore California Property:

     The Company has an investment in certain undeveloped offshore California properties of $6,786,580 at December 31, 1995. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

     Investment in Amber - Note Payable by UFG:

     A portion of the shares of Amber Resources Company, a majority owned subsidiary of the Company, are pledged to secure a note payable by the Company's former parent, which note is currently in default. There exists an uncertainty as to whether the Company's former parent's has the ability to ultimately repay or otherwise satisfy the obligation. If the encumbered portion of the Amber shares were lost the company's interest in Amber would be reduced from 91.68% to 19.74%. The ultimate outcome of the matter cannot presently be determined. Accordingly, the financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares. The Company holds 888,063 shares of Delta's common stock owned by the Company's former parent as collateral pending discharge of the obligation.

     At December 31, 1995 and June 30, 1995, the note payable recorded in the accompanying financial statements represents UFG's obligation under the Snyder Note, which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization. The note payable bears interest at 18% and was due January 15, 1995. The note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the note.

     The net assets and liabilities of Amber included in the accompanying consolidated financial statements as of December 31, 1995 are summarized as follows:

Assets:
 Current Assets                                   $   111,619
 Oil and gas properties:
  Undeveloped offshore California properties        5,006,276
  Developed onshore properties, net                 1,430,583
                                                    6,436,859
     Accumulated depreciation and depletion          (664,582)

     Net oil and gas properties                     5,772,277

       Total Assets                                 5,883,896

    Liabilities -
     Current liabilities                            1,579,071

       Net assets                                 $ 4,304,825

    The revenue and expenses of Amber included in the accompanying consolidated financial statements for the six months ended December 31, 1995 are as follows:

    Revenue                                   $   229,664
    Expenses                                     (662,223)

    Net loss                                  $  (392,559)

(5)  Redeemable Common Stock

     On August 18, 1995, the Company completed the sale of
231,000 shares of the Company's common stock to a third party and its designees for $750,000 with net proceeds to the Company
of $675,000 after the payment of certain fees.  Under
the purchase agreement, the Company committed to register the shares within 30 days or to increase the number of shares
to be delivered by 25,000 shares with an increase of an
additional 5,000 shares each 30 days thereafter until the
expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore until payment has been
made at 15% per annum from the date funds were received.   During
the quarter ended December 31, 1995 the redeemable shares were sold privately thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of certain commissions) was credited to equity during the quarter ended December 31, 1995.

(6)  Stockholders' Equity

     On July 25, 1995, the Company's Incentive Plan Committee granted to each of two officers options to purchase 7,000 shares of common stock at $2.50 per share under the Incentive Plan. The options are immediately exercisable and expire July 25, 2005. Also on July 25, 1995, each officer surrendered to the Company 7,000 Class D warrants to purchase stock at $2.50 per share owned by them. Stock option expense of $43,750 has been recorded for the six months ended December 31, 1995 based on the difference between the option price and the quoted market price on the date of grant.

     On August 7, 1995, the Company extended to a director and two unrelated consultants the expiration date to thirty days after registration on the Company's Class D warrants to purchase 57,000 shares of the Company's common stock at $1.25 per share. Stock option expense of $249,375 has been recorded for the six months ended December 31, 1995 based on the difference between the option price and the quoted market price on the date of grant.

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

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG
Agreement. On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta's common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of February 5, 1995, the registration statement has been filed with the SEC but has not yet been declared effective. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

     On December 11, 1995, UFG filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. Delta's position and alternative courses of action are being reviewed by its management, legal counsel.

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

     Liquidity and Capital Resources.

     At December 31, 1995, the Company had a working capital deficit of $3,014,909 compared to a working capital deficit of $3,815,047 at June 30, 1995. The Company's working capital deficit is in part a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,441,500 which is non recourse to Delta and which are payable by its former parent, UFG.
Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

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

     On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which Amber agreed to transfer to El Paso Amber's interest in four wells and the associated acreage in complete satisfaction
of Amber's recoupment gas obligation.   As a result of this
agreement, the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company has lost the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements. As a result of the transaction, the Company recorded an extraordinary gain on settlement of recoupment gas obligation of $493,850.

     The Company received proceeds from the exercise of options to purchase shares of its common stock for $992,913 during the six months ended December 31, 1995.  In addition, the
Company received $89,115 from sales of its common stock.   On
August 18, 1995, the Company completed the sale of 231,000 shares of the Company's common stock to a third party and its designees for $750,000 with net proceeds to the Company of, net $675,000 after the payment of certain fees. Under the purchase agreement, the Company committed to register the shares within 30 days or to increase the number of shares to be delivered by 25,000 shares with an increase of an additional
5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore until payment has been made at 15% per annum from the date funds were received. During the quarter ended December 31, 1995 the redeemable shares were sold privately thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of certain commissions) was credited to equity during the quarter ended December 31, 1995. The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of development wells on its proved undeveloped properties during the next twelve months.
There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The
Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

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

     The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. Delta has paid $250,000 each for the first and second years, and will pay a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price;
2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance.

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three and six months ended December 31, 1995 of $744,686 and $1,463,244 compared to net income of $21,077 and a net loss of $1,842,886 for the three and six months ended December 31, 1994. The loss for the six months ended December 31, 1995 and 1994 included $293,125 and $1,508,750, respectively, for "stock option expenses" resulting from the issuance of options.

     Revenue. Total revenue for the three and six month ended December 31, 1995 were $270,331 and $488,272 compared to $560,038 and $969,895 for the three and six months ended
December 31, 1994, respectively.   Oil and gas sales for the
three and six months ended December 31, 1995 were $255,417 and $459,286 compared to $368,734 and $767,744 for the three and six months ended December 31, 1994, respectively. The Company's oil and gas sales were impacted by the settlement of the recoupment gas obligation, the sale of oil and gas properties during the last year and by the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales include amortization of the Company's recoupment gas obligation of $80,904 and $167,009 for the three and six months
ended December 31, 1994,respectively.   Revenue was recorded as
the recoupment gas was produced and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas.

     Production volumes and average prices received for the three and six months ended December 31, 1995 and 1994 are as follows:


                    Three Months Ended          Six Months Ended
                       December 31,                 December 31,

                        1995      1994           1995      1994

Production:
     Oil (barrels)      2,221     2,612         4,374     5,010
     Gas (Mcfs)        25,477   219,769       242,272   442,307

Average Price:
     Oil (per barrel)   $15.72   $15.80        $16.14    $16.40
     Gas (per Mcf)      $ 1.76    $1.49         $1.60     $1.55

     Lease Operating Expenses. Lease operating expenses were $97,961 and $193,290 for the three and six months ended December 31, 1995 and $133,921 and $241,560 for the three and six months ended December 31, 1994, respectively. On a Mcf equivalent basis, production expenses and taxes were $.71 and $.72, respectively, per Mcf equivalent during the three and six months ended December 31, 1995 compared to $.56 and $.51, respectively, per Mcf equivalent for the same periods in 1994. During the six months ended December 31, 1995, the Company incurred additional expenses relating to several workovers.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 1995 were $52,923 and $131,814 compared to $144,342
and $257,802 for the same period in 1994.   On a Mcf equivalent
basis, depreciation and depletion expense were $.38 and $.49, respectively, per Mcf equivalent during the three and six months ended December 31, 1995 compared to $.61 and $.54, respectively, per Mcf equivalent for the same periods in 1994.

     Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $65,025 and $65,025 for the three and six months ended December 31, 1994, respectively. There were no abandonment and impairment expenses by the company for the same periods in 1995.

     Exploration Expenses.   Exploration expenses consist of
geological and geophysical costs and lease rentals. Exploration expenses the three and six months ended December 31, 1995 were $20,148 and $34,811 compared to $0 and $14,169 for the same period in 1994.

     General and Administrative Expenses.   General and
administrative expenses for the three and six months ended December 31, 1995 were $735,813 and $1,087,411 compared to $468,900 and $814,176 for the same periods in 1994. General and Administrative expenses increased from 1994 to 1995 primarily because of the Company's increased level in investor and broker relation costs.

     Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $0 for the three and six months ended December 31, 1995 and $54,025 and $113,285 for the three and six months ended December 31, 1994. Effective December 1, 1994, the Company will not be subject to interest on its recoupment gas obligation because the recoupment gas obligation was eliminated in the settlement with El Paso Natural Gas.

     Interest on Notes Payable. Interest on notes payable were $108,172 and $211,065 for the three and six months ended December 31, 1995 and $166,598 and $291,864 for the three and six months ended December 31, 1994. Interest expense includes interests on the Company's convertible note payable issued in November 1992 and interest on the Snyder Note which was recorded in October 1992. Although the Company is not obligated to make payments on the Snyder Note, the Company records interest expense pursuant to the terms of the note. This note is non-recourse to the Company and, although there is no assurance that it will do so, the Company expects that its former parent, UFG, will discharge this note during the next twelve months thereby eliminating interest expense on this note.

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

     On December 11, 1995, UFG filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. Delta's position and alterative courses of action are being reviewed by its management, legal counsel.

     The principal asset at risk of loss is the encumbered portion of the Amber shares owned by Delta. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's oil and gas revenue during the six months ended December 31, 1995 amounted to $229,562 which constituted approximately 50% of the Company's consolidated oil and gas revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be approximately 17,000 Bbls of oil and 3.85 Bcf of gas at
June 30, 1994. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,000 Bbls of oil and 12.96 Bcf of gas at June
30, 1995.   A loss of the encumbered Amber shares would
significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27. Financial Data Schedule.

          (b) Reports on Form 8-K:
               Form 8-K dated November 1, 1995;
               Item 5. Other Events
               Form 8-K dated December 14, 1995;
               Item 5. Other Events


                                 SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DELTA PETROLEUM CORPORATION
                             (Registrant)


                             /s/Aleron H. Larson, Jr.
                             Aleron H. Larson, Jr.
                             Chairman of the Board, Treasurer and
                             Chief Financial Officer


                             /s/Kevin K. Nanke
                             Kevin K. Nanke, Controller and
                             Principal Accounting Officer



Date: February 9, 1996


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