Form 10QSB
period 1996-03-31
DELTA PETROLEUM CORP/CO
filed 1996-05-15
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

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

4,428,783 shares of common stock $.01 par value were outstanding as of May 10, 1996.


                                                    FORM 10-QSB
                                                    3rd QTR.
                                                    FY 1996

                                   INDEX


PART I FINANCIAL INFORMATION


                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and
          June 30, 1995 (unaudited). . . . . . . . . . . . . .  1

       Consolidated Statements of Operations -
          Three and Nine Months Ended
          March 31, 1996 and 1995 (unaudited). . . . . . . . .  3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1995 and
          Nine Months Ended March 31, 1996 (unaudited) . . . .  5

       Consolidated Statements of Cash Flows -
          Nine Months Ended
          March 31, 1996 and 1995 (unaudited). . . . . . . . .  6

       Notes to Consolidated Financial Statements (unaudited)   7


Item 2.   Management's Discussion and Analysis
          Or Plan of Operations . . . . . . . . . . . . . .    11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .   18
Item 2.   Changes in Securities. . . . . . . . . . . . . . .   18
Item 3.   Defaults upon Senior Securities. . . . . . . . . .   18
Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . .    18
Item 5.   Other Information. . . . . . . . . . . . . . . .     18
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .     18


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                March 31,         June 30,
                                                  1996              1995

ASSETS

Current Assets:
  Cash                                            $956,993            55,833
  Trade accounts receivable,  net of
    allowance for doubtful accounts of $48,722
    at March 31, 1996 and June 30, 1995            492,111           327,185
  Other current assets                               2,100             2,100

    Total current assets                         1,451,204           385,118


Property and Equipment:
  Oil and gas properties, at cost (using
        the successful efforts method
        of accounting):
    Undeveloped offshore California
             properties                          6,786,580         6,786,580
    Undeveloped foreign properties                 318,840           318,840
    Undeveloped onshore domestic properties        675,670           498,799
    Developed onshore domestic properties        2,883,737         2,703,762
  Office furniture and equipment                    76,788            60,830
                                                10,741,615        10,368,811

  Less accumulated depreciation and depletion   (1,579,810)       (1,426,818)

    Net property and equipment                   9,161,805         8,941,993

Investment in Bion Environmental
  Technologies, Inc. (Bion)                        443,135           316,525

Accounts receivable from officer
  and affiliates                                    86,370            83,137

                                               $11,142,514         9,726,773



                                                  March 31,         June  30,
                                                     1996              1995

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Note payable                                    $      -            100,000
  Accounts payable trade                            389,996           602,738
  Accrued interest payable                           -                  8,000
  Other accrued liabilities                         161,833           182,998
  Consulting fees payable to stockholders            -                162,500
  Royalties payable held in suspense                260,095           241,233
  Recoupment gas royalties payable                  669,841           669,841
  Liabilities payable by Underwriters Financial
    (UFG) (the Company's former parent)
         Note payable, including accrued interest 2,553,024         2,232,855

    Total current liabilities                     4,034,789         4,200,165

Stockholders' Equity
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares; none issued        -                 -
  Common stock, $.01 par value;
    authorized 300,000,000 shares, issued 4,428,783
    shares at March 31, 1996 and 2,949,847
    at June 30, 1995                                44,287            35,509
  Obligation payable in  common stock               -                 46,400
  Additional paid-in capital                    19,495,820        15,627,201
  Unamortized consulting expense                  (272,900)           -
  Cumulative unrealized loss                      (223,532)         (350,142)
  Accumulated deficit                          (11,935,950)       (9,832,360)

    Total stockholders' equity                   7,107,725         5,526,608

Commitments and contingencies
                                               $11,142,514         9,726,773

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                         Three Months Ended
                                                    March 31,        March 31,
                                                        1996             1995
Revenue:

  Oil and gas sales                                 $347,791          222,773
  Other revenue                                       10,882            9,600

     Total revenue                                   358,673          232,373

Expenses:

  Lease operating expenses                           166,162          109,017
  Depreciation and depletion                          58,827          117,545
  Exploration expenses                                14,312               -
  Abandoned and impaired properties                      -              9,679
  Minimum royalty-related party                      250,000          250,000
  General and administrative                         398,084          342,570
  Interest on notes payable                          111,634           81,010

     Total expenses                                  999,019          909,821


  Net loss before extraordinary item               ($640,346)        (677,448)


  Loss per common share                                ($.15)            (.22)

  Weighted average number of common
    shares outstanding                             4,274,810        3,052,334


                                                       Nine Months Ended
                                                    March 31,      March 31,
                                                       1996           1995
Revenue:

  Oil and gas sales, including recoupment
    of $167,009 in fiscal 1995                       $807,077        990,517
  Other revenue                                        39,868         28,899
  Gain on sale of oil and gas properties                  -          182,852

     Total revenue                                    846,945      1,202,268

Expenses:

  Lease operating expenses                            359,452        350,577
  Depreciation and depletion                          190,641        375,347
  Exploration expenses                                 49,123         14,169
  Abandoned and impaired properties                      -            74,704
  Minimum royalty-related party                       250,000        250,000
  General and administrative                        1,485,495      1,156,746
  Stock option expense                                293,125      1,508,750
  Interest on notes payable                           322,699        372,874
  Interest on recoupment gas obligation                  -           113,285

     Total expenses                                 2,950,535      4,216,452

  Net loss before extraordinary item               (2,103,590)    (3,014,184)
  Extraordinary gain on settlement of
    recoupment gas obligation                            -           493,850
  Net loss                                        ($2,103,590)    (2,520,334)

  Loss per common share:
    Net loss before extraordinary item                  ($.53)         (1.00)
    Extraordinary gain on settlement of
      recoupment gas obligation                          -               .16
    Net loss per share                                  ($.53)          (.84)

  Weighted average number of common
      shares outstanding                            4,004,384      3,013,770

Consolidated Statement of Stockholders' Equity
Year ended June 30, 1995 and Nine Months
Ended March 31, 1996
(Unaudited)
                                                                                Obligation     Additional    Unamortized
                                                         Common Stock           payable in      paid-in       consulting
                                                    Shares         Amount      common stock     capital        expense

Balance, June 30, 1994                             2,949,847        $29,498         -          11,465,704       (100,000)

Cumulative effect of adoption of SFAS 115             -              -              -              -              -
Unrealized gain on equity securities                  -              -              -              -              -
Shares issued for cash                                39,000            390         -             134,200         -
Capital contributions from UFG                        -              -              -             284,073         -
Shares issued for cash upon exercise of options       63,150            632         -             269,331         -
Shares issued for undeveloped oil and gas properties  90,000            900         -             309,600         -
Shares issued for services                            20,000            200         -              68,800         -
Treasury stock contributed by UFG                     -              -              -             633,304         -
Retirement of treasury stock                         (92,117)          (921)        -            (632,383)        -
Stock options granted as compensation                 -              -              -           1,508,875         -
Shares to be issued to former employee under a
  severance agreement                                 -              -              46,400         -              -
Shares issued for reduction of note payable and
  accrued interest                                   461,002          4,610         -           1,516,697         -
Amortization of consulting expense                    -              -              -              -             100,000
Shares issued for settlement agreement                20,000            200         -              69,000         -
Net loss                                              -              -              -              -              -

Balance, June 30, 1995                             3,550,882         35,509         46,400     15,627,201          -

Unrealized gain on equity securities                  -              -              -              -              -
Shares issued for cash                               140,478          1,405         -             637,710         -
Shares issued for cash upon exercise of options      291,850          2,918         -           1,431,807         -
Shares issued for undeveloped oil and gas properties  31,127            311         -             115,290         -
Shares issued for developed oil and gas properties     5,000             50         -              16,825         -
Shares issued for services                           127,046          1,270         -             655,286       (638,750)
Stock options granted as compensation                 -              -              -             293,125         -
Amortization of obligation payable in common stock     6,400             64        (46,400)        46,336         -
Amortization of consulting expense                    -              -              -              -             365,850
Shares issued for redeemable common stock            276,000          2,760         -             747,240         -
Commission paid on issuance of redeemable common      -              -              -             (75,000)        -
Net loss                                              -              -              -              -              -

Balance, March 31, 1996                            4,428,783        $44,287         -          19,495,820       (272,900)


                                                                 Cumulative
                                                                 unrealized
                                                   Treasury        gain        Accumulated
                                                    stock          (loss)        deficit         Total

Balance, June 30, 1994                                -              -          (6,259,043)     5,136,159
Cumulative effect of adoption of SFAS 115             -             266,666         -             266,666
Unrealized loss on equity securities                  -            (616,808)        -            (616,808)
Shares issued for cash                                -              -              -             134,590
Capital contributions from UFG                        -              -              -             284,073
Shares issued for cash upon exercise of options       -              -              -             269,963
Shares isued for undeveloped oil and gas properties   -              -              -             310,500
Shares issued for services                            -              -              -              69,000
Treasury stock contributed by UFG                   (633,304)        -              -              -
Retirement of treasury stock                         633,304         -              -              -
Stock options granted as compensation                 -              -              -           1,508,875
Shares to be issued to former employee under a
  severance agreement                                 -              -              -              46,400
Shares issued for reduction of note payable and
  accrued interest                                    -              -              -           1,521,307
Amortization of consulting expense                    -              -              -             100,000
Shares issued for settlement  agreement               -              -              -              69,200
Net loss                                              -              -          (3,573,317)    (3,573,317)

Balance,  June 30, 1995                               -            (350,142)    (9,832,360)     5,526,608

Unrealized gain on equity securities                  -             126,610         -             126,610
Shares issued for cash                                -              -              -             639,115
Shares issued for cash upon exercise of options       -              -              -           1,434,725
Shares issued for undeveloped oil and gas properties  -              -              -             115,601
Shares issued for developed oil and gas properties    -              -              -              16,875
Shares issued for services                            -              -              -              17,806
Stock options granted as compensation                 -              -              -             293,125
Amortization of obligation payable in common stock    -              -              -              -
Amortization of consulting expense                    -              -              -             365,850
Shares issued for redeemable common stock             -              -              -             750,000
Commission paid on issuance of redeemable common      -              -              -             (75,000)
Net loss                                              -              -          (2,103,590)    (2,103,590)

Balance, March 31, 1996                               -            (223,532)   (11,935,950)     7,107,725


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                        Nine Months Ended
                                                             March 31,            March 31,
                                                                1996                 1995



Net cash used in operating activities                          ($1,466,470)         (407,552)

Cash flows from investing activities:
    Additions to property and equipment                           (277,977)         (314,526)
    Proceeds from sale of oil and gas properties                 -                   374,989

Net cash (used in) provided by investing activities               (277,977)           60,463

Cash flows from financing activities:
    Proceeds from borrowing                                      -                   100,000
    Payment of notes payable                                      (100,000)             -
    Issuance of common stock for cash                              639,115            56,850
    Stock issued for cash upon exercise of options               1,434,725            130,350
    Issuance of redeemble common stock                             750,000              -
    Commission paid on issuance of redeemable
      common stock                                                 (75,000)             -
    (Increase) decrease in accounts receivable from
      officer and affiliates                                        (3,233)            59,845

Net  cash provided by financing activities                       2,645,607            347,045

Net increase (decrease) in cash                                    901,160                (44)

Cash at beginning of period                                         55,833              6,860

Cash at end of period                                             $956,993              6,816

Supplemental cashflow information:
Cash paid for interest                                              $2,530              -

Non-cash financing activities:
Stock issued for oil and gas properties                           $132,476              -

See accompanying notes to consolidated financial  statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 1996 and 1995
(Unaudited)


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

     The cost and estimated fair market value of its investment in Bion at March 31, 1996 and June 30, 1995 are as follows:

                                                        Estimated
                                        Unrealized        Market
                                           Cost           (Loss)
                             Value

March  31, 1996             $666,667     (223,532)        443,135

June 30, 1995               $666,667     (350,142)        316,525

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

(4)  Contingencies

     Investment in Offshore California Property:

     The Company has an investment in certain undeveloped offshore California properties of $6,786,580 at March 31, 1996. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

     Investment in Amber - Note Payable by UFG:

     A portion of the shares of Amber Resources Company, a majority owned subsidiary of the Company, are pledged to secure a note payable by the Company's former parent, which note is currently in default. There exists an uncertainty as to whether the Company's former parent has the ability to ultimately repay or otherwise satisfy the obligation. If the encumbered portion of the Amber shares were lost, the company's interest in Amber would be reduced from 91.68% to 19.74%. The ultimate outcome of the matter cannot presently be determined. Accordingly, the financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares. The Company holds 888,063 shares of Delta's common stock owned by the Company's former parent as collateral pending discharge of the obligation.

     At March 31, 1996 and June 30, 1995, the note payable recorded in the accompanying financial statements represents UFG's obligation under the Snyder Note, which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization. The note payable bears interest at 18% and was due January 15, 1995. The note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the note.

     The net assets and liabilities of Amber included in the accompanying consolidated financial statements as of March 31, 1996 are summarized as follows:

    Assets:
     Current Assets                                  $   167,878
     Oil and gas properties:
       Undeveloped offshore California properties      5,006,276
       Developed onshore properties, net               1,429,950
                                                       6,436,859
     Accumulated depreciation and depletion             (699,733)

     Net oil and gas properties                        5,736,493

       Total Assets                                    5,904,371

    Liabilities -
     Current liabilities                               1,631,830

       Net assets                                    $ 4,272,541

    The revenue and expenses of Amber included in the accompanying consolidated financial statements for the nine months ended March 31, 1996 are as follows:

    Revenue                                         $   393,332
    Expenses                                           (818,175)

    Net loss                                        $  (424,843)

(5)  Redeemable Common Stock

     On August 18, 1995, the Company completed the sale of 231,000 shares of the Company's common stock to a third party and its designees for $750,000 with net proceeds to the Company of $675,000 after the payment of certain fees. Under the purchase agreement, the Company committed to register the shares within 30 days or to increase the number of shares to be delivered by 25,000 shares with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore until payment has been
made at 15% per annum from the date funds were received.   During
the quarter ended December 31, 1995 the redeemable shares were sold privately thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of certain commission) was credited to equity during the quarter ended December 31, 1995.

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

     During the nine months ended March 31, 1996, the Company sold 140,478 shares of its common stock to three unrelated entities for $639,115.

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

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG
Agreement. On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta's common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of May 10, 1996, the registration statement has been filed with the SEC but has not yet been declared effective. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

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

     Liquidity and Capital Resources.

     At March 31, 1996, the Company had a working capital deficit of $2,583,585 compared to a working capital deficit of $3,815,047 at June 30, 1995. The Company's working capital deficit is in part a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,553,024 which is non-recourse to Delta and which are payable by its former parent, UFG. Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

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

     The Company received proceeds from the exercise of options to purchase 291,850 shares of its common stock for $1,434,725 during the nine months ended March 31, 1996. In addition, the Company received $1,314,115 from the following sales of its common stock. On August 18, 1995, the Company completed the sale of 231,000 shares of the Company's common stock to a third party and its designees for $750,000 with net proceeds to the Company of $675,000 after the payment of certain fees. Under the purchase agreement, the Company committed to register the shares within 30 days or to increase the number of shares to be delivered by 25,000 shares with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore until payment has been made at 15% per annum from the date funds were received. During the quarter ended December 31, 1995 the redeemable shares were sold privately thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of certain commissions) was credited to equity during the quarter ended December 31, 1995. During the nine months ended March 31, 1996, the Company also sold 140,478 shares of its common stock to three unrelated entities for $639,115.

     The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of both development and exploratory wells on its proved undeveloped properties during the next twelve months. There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing
properties.   The Company will continue to explore additional
sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

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

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three and nine months ended March 31, 1996 of $640,346 and $2,103,590 compared to net loss of $677,448 and $2,520,334 for the three and nine months ended March 31, 1995. The loss for the nine months ended March 31, 1996 and 1995 included $293,125 and $1,508,750, respectively, for "stock option expenses" resulting from the issuance of options.

     Revenue. Total revenue for the three and nine months ended March 31, 1996 were $358,673 and $846,945 compared to $232,373 and $1,202,268 for the three and nine months
ended March 31, 1995, respectively.   Oil and gas sales for the
three and nine months ended March 31, 1996 were $347,791 and $807,077 compared to $222,773 and $990,517 for the three and nine months ended March 31, 1995, respectively. The Company's oil and gas sales were impacted by the settlement of the recoupment gas obligation, the sale of oil and gas properties during the last year, by the over production of gas by other working interest owners in certain gas wells in Oklahoma and the increase in oil and gas prices during the quarter. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales include amortization of the Company's recoupment gas obligation of $167,009 for the nine months ended March 31,
1995.   Revenue was recorded as the recoupment gas was produced
and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas.

     Production volumes and average prices received for the three and nine months ended March 31, 1996 and 1995 are as follows:


                      Three Months Ended       Nine Months Ended
                             March 31,               March 31,
                          1996      1995         1996      1995

Production:
     Oil (barrels)       6,559       3,356      10,933     9,665
     Gas (Mcfs)        127,050     194,728     369,322   541,325

Average Price:
     Oil (per barrel)   $17.27      $16.10      $16.12    $16.50
     Gas (per Mcf)       $1.84       $1.88       $1.71     $1.54

     Lease Operating Expenses. Lease operating expenses were $166,162 and $359,452 for the three and nine months ended March 31, 1996 and $109,017 and $350,577 for the three and nine months ended March 31, 1995, respectively. On a Mcf equivalent basis, production expenses and taxes were $.99 and $.83, respectively, per Mcf equivalent during the three and nine months ended March 31, 1996 compared to $.51 and $.58, respectively, per Mcf equivalent for the same periods in 1995. During the nine months ended March 31, 1996, the Company incurred additional expenses relating to several workovers.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 1996 were $58,827 and $190,641 compared to $117,545 and
$375,347 for the same period in 1995.   On a Mcf equivalent
basis, depreciation and depletion expense were $.35 and $.44, respectively, per Mcf equivalent during the three and nine months ended March 31, 1996 compared to $.55 and $.63, respectively, per Mcf equivalent for the same periods in 1995.

     Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $9,679 and $74,704 for the three and nine months ended March 31, 1995, respectively. There were no abandonment and impairment expenses by the company for the same periods in 1996.

     Exploration Expenses.   Exploration expenses consist of
geological and geophysical costs and lease rentals. Exploration expenses the three and nine months ended March 31, 1996 were $14,312 and $49,123 compared to $0 and $14,169 for the same period in 1995.

     General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March
31, 1996 were $398,084 and $1,485,495 compared to $342,570
and $1,156,746 for the same periods in 1995. General and administrative expenses increased from 1995 to 1996 primarily because of the Company's increased level in investor and broker relation costs.

     Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $113,285 for the nine months ended March 31, 1995. Effective
December 1, 1994, the Company will not be subject to interest on its recoupment gas obligation because the recoupment gas obligation was eliminated in the settlement with El Paso Natural Gas.

     Interest on Notes Payable. Interest on notes payable were $111,634 and $322,699 for the three and nine months ended March 31, 1996 and $81,010 and $372,874 for the three and nine months ended March 31, 1995. Interest expense includes interests on the Company's convertible note payable issued in November 1992 and interest on the Snyder Note which was recorded in October 1992. Although the Company is not obligated to make payments on the Snyder Note, the Company records interest expense pursuant to the terms of the note. This note is non-recourse to the Company and, although there is no assurance that it will do so, the Company expects that its former parent, UFG, will discharge this note during the next twelve months thereby eliminating interest expense on this note.

     Future Operations

     The Company believes there is risk that UFG will be unable to timely repay one or more of the obligations encumbering the assets contributed by UFG and that such UFG assets could be lost to Delta unless Delta is able to make other arrangements to allow it to keep the assets and/or to realize the equivalent value from UFG. Such other arrangements might include legal action by Delta against UFG. In addition, the Company holds as collateral certificates representing 888,063 shares of Delta common stock which are in the name of UFG. This collateral is held to secure the discharge of liabilities payable by UFG including UFG's obligations to Snyder and the release of Amber's shares held by Snyder as collateral for the Snyder note. It is and has been the Company's position that Delta could either cancel such collateral shares and reduce the number of shares outstanding or attempt to resell some or all of these shares and use the proceeds therefrom to pay the debt owed by UFG encumbering Delta's assets or contractually owed directly to Delta. In April 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 (amended October 31, 1995) to register 1,360,888 shares of common stock previously issued to certain shareholders, including UFG along with 1,187,000 shares underlying outstanding warrants and options. While the Company will not receive any of the proceeds, UFG has agreed that the proceeds from sales of shares owned by UFG, will be used to reduce the liabilities payable by UFG including the Snyder note. Payments by UFG on the note payable and other liabilities are accounted for as a capital contribution to the Company.

     On December 11, 1995, UFG filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. Delta's position and alternative courses of action are being reviewed by management and its legal counsel.

     The principal asset at risk of loss is the encumbered portion of the Amber shares owned by Delta. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's oil and gas revenue during the nine months ended March 31, 1996 amounted to $393,215 which constituted approximately 50% of the Company's consolidated oil and gas revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be approximately 17,000 Bbls of oil and 3.85 Bcf of gas at
June 30, 1995. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,000 Bbls of oil and 12.96 Bcf of gas at June
30, 1995.   A loss of the encumbered Amber shares would
significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company.

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

          (b) Reports on Form 8-K: April 5, 1996

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



Date: May 14, 1996


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