Form 10KSB
period 1996-06-30
DELTA PETROLEUM CORP/CO
filed 1996-09-30
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1996.

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

          Suite 3310, 555 Seventeenth Street
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value as of September 13, 1996 of voting stock held by non-affiliates of the registrant was $19,701,221.

As of September 13, 1996, 5,002,384 shares of registrant's Common
Stock $.01 par value were issued and outstanding.
                 The Index to Exhibits appears at Page 40.


                             TABLE OF CONTENTS


                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           7
ITEM 3.   LEGAL PROCEEDINGS                                 15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          16


                                  PART II


ITEM 5.   MARKET FOR DELTA'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              16
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS                        17
ITEM 7.   FINANCIAL STATEMENTS                              25
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     25


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 26
ITEM 10.  EXECUTIVE COMPENSATION                            29
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        31
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                34
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  38

                                     i
                        PART I


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

          The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 1996, the Company had varying interests in 90 gross (14.88 net) productive wells located in four states. The Company has undeveloped properties in five states, including interests in four federal units and one lease offshore California
near Santa Barbara.   The Company operates 21 of the wells and
the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 1996, the Company estimated its proved reserves attributable to its onshore properties to be approximately 144,000 Bbls of oil and 5.3 Bcf of gas of which approximately 47,000 Bbls of oil and 3.1 Bcf of gas were proved developed reserves. At June 30, 1996, the Company estimated its proved undeveloped reserves attributable to its offshore California properties to be 57,989,000 Bbls of oil and 62.4 Bcf of gas. There are significant uncertainties as to the timing of the development of the offshore properties. (See "Description of Property"; Item 2 herein.)

          At June 30, 1996, Delta has an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which 160 shares of preferred stock were issued and outstanding and 300,000,000 shares of $.01 par value common stock of which 4,488,283 shares of common stock were issued and outstanding. Delta has outstanding warrants and options to purchase
887,000 shares at prices ranging from $1.25 per share to $8.50 per share at June 30, 1996. Additionally, Delta has outstanding options which were granted to officers, employees and consultants under the Company's 1993 Incentive Plan to purchase up to 922,350 shares of common stock at prices from $1.25 to $9.75 per share at June 30, 1996.

          At September 13, 1996, the Company owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations.
Amber owns interests in producing oil and gas properties in Oklahoma and non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective March 31, 1993 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

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

          On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. On December 11, 1995, UFG filed Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. As of September 13, 1996, the registration statement had not been declared effective. The agreement calls for an escrow to be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber common stock held by SOCO as collateral for the promissory note.

          Certain of the oil and gas properties transferred had been pledged to secure existing indebtedness of UFG, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property was less than the adjusted predecessor cost, the property was recorded at its adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments of the secured indebtedness by UFG are recorded as a reduction of the liability and a capital contribution.

          3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the "Snyder Note"). The balance due on the note payable at the time of the transfer of the Amber shares to Delta was recorded as a liability of Delta, because of the uncertainty of the ability of UFG to fulfill its obligations under the note.

          The Company believes there is substantial risk that UFG will be unable to repay the Snyder Note, which is currently in default, and that the encumbered portion (3,357,003 shares) of the Amber shares owned by Delta (4,277,977 shares) could be lost. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%.
Amber's oil and gas revenue during the year ended June 30, 1996 amounted to approximately $555,000 which constituted approximately 53% of the Company's consolidated oil and gas revenues (see Note 4 to the "Consolidated Financial Statements"). Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,300 Bbls of oil and 1.85 Bcf of gas. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,000 Bbls of oil and 12.96
Bcf of gas.   A loss of the encumbered Amber shares would
significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company. (See "Financial Statements"; Item 7 herein and "Management's Discussion and Analysis or Plan of Operation";
Item 6.)

          The UFG Agreement also contained provisions regarding employment agreements, voting agreements and consulting agreements for the Company's executive officers, Aleron H. Larson, Jr. and Roger A. Parker, and provided for the transfer to each of Messrs. Parker and Larson 162,330 shares of the Company's outstanding common stock owned by UFG in exchange for certain securities of UFG. As of September 13, 1996, UFG owns 888,063 shares or approximately 17.75% of Delta's outstanding common stock, all of which is voted by Messrs.
Parker and Larson, under a voting agreement. (See "Certain Relationships and Related Transactions"; Item 12 herein.)

          Acquisition.   Effective February 25, 1994, Burdette A.
Ogle ("Ogle"), a then 21.44% and currently 15.26% beneficial interest owner of Delta, granted Delta an option
("Option") to acquire working interests in three proved undeveloped offshore Santa Barbara California, federal oil and gas units ("Interests"). On August 31, 1994, in an addendum to the February 25, 1994 Agreement granting the Option, Ogle agreed to extend the period during which the Option could be exercised until January 3, 1995 in consideration of the issuance by
Delta to Ogle of warrants to purchase 100,000 shares of common stock at a price of $8.00 per share until August 31, 1999 with a call provision whereby Delta may repurchase any unexercised warrants for an aggregate sum of $1,000 after the stock has traded at $10.00 per share or greater for thirty consecutive trading days. On January 3, 1995, the Company exercised its option to acquire these properties from Ogle. Under the Purchase and Sale Agreement and related assignment and conveyance of the interests, Ogle immediately assigned and conveyed the
Interests to Delta. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of assignment and conveyance and is payable out of three percent (3%) of the oil and gas production from the Interests. Delta paid Ogle $250,000 in 1996 and $250,000 in 1995, and is to pay a minimum of $350,000 annually thereafter until: 1) the
$8,000,000 purchase price is paid; 2) 80% of the ultimate reserves of any lease were produced; or 3) 30 years from the date
of the conveyance.   Delta already owned other interests in these
same federal units.

     (b)  Business of Issuer.

          During the year ended June 30, 1996, Delta was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. The Company, directly and through Amber, currently has producing oil and gas interests, undeveloped leasehold interests and related assets in south Texas; interests in proven but undeveloped offshore Federal leases and units near Santa Barbara, California; producing and non-producing interests in the Denver-Julesburg, Piceance and North Park Basins of Colorado; and producing interests in the Anadarko Basin in Oklahoma and in the Arkoma Basin in western Arkansas. As of June 30, 1996, the Company
had interests in 90 wells.   The Company operates 21 of the wells
and the remaining wells are operated by independent operators under contracts that are standard within the industry. The Company intends to continue its emphasis on the drilling of exploratory and development wells primarily in Colorado, Wyoming and Oklahoma and elsewhere in the Rocky Mountain and Mid-Continent regions.

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

          (6) Dependence on One or a Few Major Customers. Delta has three major customers for the sale of oil and gas as of the date of this report, namely, Natural Gas Clearinghouse, Tristar
Gas Marketing and KN Energy.   The loss of any one or all of
these customers would not have a material adverse effect on Delta's business.

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

          (10) Research and Development. Delta does not engage in any research and development activities. Since its inception, Delta has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

          (11) Environmental Protection. Because Delta is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect Delta's earnings potential, and could cause material change in Delta's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect Delta's business. Capital expenditures relating to environmental control facilities have not been material to the operation of Delta since its inception. In addition, Delta does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1997.

          (12) Employees. The Company has six full time employees.


ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.

          Delta's offices are located at 555 Seventeenth Street, Suite 3310, Denver, Colorado 80202. Delta leases approximately 4,837 square feet of office space for $5,744 per month and the lease will expire in March of 1998. Currently, Delta subleases approximately 500 square feet to Bion Environmental Technologies, Inc. for $940 per month.

     (b)  Oil and Gas Properties.

          The Company owns interests in oil and gas properties located in California, Colorado, Oklahoma, Texas, Wyoming and elsewhere. Wells from which the Company receives revenues are owned only partially by the Company. For information concerning the Company's oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Note 12 of Notes to Financial Statements" included in this report. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the years ended June 30, 1996 and 1995 and the six months ended June 30, 1994.

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

          Gato Canyon Unit. The company holds a 15.60% working interest (directly 8.63% and through Amber 6.97%) in the Gato
Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April 1989, Samedan announced the completion and test of the Samedan P-0460 #2 which yielded a test flow rate of 5,500 Bbls of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 1,500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields
(including the Company's federal leases and/or units). As of July 1, 1996, Mannon Associates, Inc. ("Mannon"), an independent petroleum engineering firm based in Santa Barbara, California, issued a report stating that Gato Canyon contains recoverable reserves estimated to be 89.4 million Bbls of oil and 128.1 Bcf of natural gas, representing 11.63 million Bbls of oil and
16.66 Bcf of natural gas net to the Company's 15.60% working interest at July 1, 1996. The oil has an estimated average gravity of 16 degrees API. Based on prices of $12 per Bbl and $1.68 per Mcf and SEC parameters, the Company's 15.60% working interest in the Gato Canyon Unit had a pretax discounted (10%) present value of approximately $20,915,000 as of July 1, 1996. (See
"--Oil and Gas Reserves".) No production in the Gato Canyon Unit is presently anticipated before 2001.

          Point Sal Unit. The Company holds a 6.83% working interest in the Point Sal Unit. This 22,772 acre unit is operated by Shell Oil Company. All four wells drilled on this unit have indicated the presence of producible oil and gas reserves in the Monterey Formation. The largest of these, the Sun P-0422 #1 yielded a combined test flow rate of 3,750 Bbls of oil per day from the Monterey. The oil in the upper block has an average estimated gravity of 10 degrees API and the oil in the subthrust block has an average estimated gravity of 15 degrees API. Based on a report prepared by Mannon effective July 1, 1996, Point Sal
Unit contains proved undeveloped recoverable reserves of 267.7 million Bbls of oil and 299.9 Bcf of natural gas, equivalent to
15.23 million Bbls of oil and 17.06 Bcf of natural gas net to the Company's interest at July 1, 1996. Based on prices of $12 per barrel and $1.68 per Mcf and SEC parameters, the Company's 6.83% working interest in the Point Sal Unit had a pre-tax present value (discounted at 10%) of approximately
$21,509,000 as of July 1, 1996.  (See "--- Oil and Gas
Reserves".) No production in the Point Sal Unit is presently anticipated before 2003.

          Lion Rock Unit and Federal OCS Tract P-0409. The
Company holds a 1% net profits interest (through Amber) in the Lion Rock Unit and a 17.67% working interest (directly) in 5,693 acres in Federal OCS Tract P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San
Miguel Field reservoir.  Lion Rock is operated by Shell
Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey
Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Mannon on July 1, 1996, the Lion Rock Unit contains proved undeveloped recoverable reserves of 543.3 million Bbls of oil and
490.7 Bcf of natural gas, equivalent to 29.18 million Bbls of oil and 26.34 Bcf of natural gas net to the Company's interest at July 1, 1996. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $12 per barrel and $1.68 per Mcf and SEC parameters, the Company's aggregate interest in the Lion Rock
Unit had a pre-tax present value (discounted at 10%) of approximately $42,906,000 as of July 1, 1996. (See "--Oil and
Gas Reserves".)  The Mannon evaluation includes the Lion Rock
Unit and Federal OCS Tract P-0409 which are both included in the San Miguel Field. This tract is not currently part of the Lion Rock Unit, but prior to development the Lion Rock Unit is expected to be expanded to include P-0409. No production in the Lion Rock Unit is presently anticipated before 2001.

          Sword Unit. The Company (through Amber) holds a .8731% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil and gas reserves in the Monterey Formation. Based on a July 1, 1996 report prepared by Mannon, the Sword Unit contains proved undeveloped recoverable reserves of 266.5 million Bbls of oil and
323.7 Bcf of natural gas representing reserves of 1.93 million Bbls of oil (having an estimated average gravity of 10.6 API) and
2.35 Bcf of natural gas to the Company's interest at July 1, 1996. Based on prices of $12 per barrel and $1.68 per Mcf and SEC parameters, the Company's interest in the Sword Unit had a pre-tax present value (discounted at 10%) of approximately $2,182,000 as of July 1, 1996. (See "--Oil and Gas Reserves".)
No production in the Sword Unit is presently anticipated before 2004.

          Colorado.

          Denver-Julesburg Basin. The Company owns leasehold interests in approximately 560 gross (50 net) acres in the Denver-Julesburg Basin of Colorado and has interests in nine gross (.81 net) wells in the Denver-Julesburg Basin producing primarily from the D-Sand and J-Sand formations.

          Piceance Basin. During the fiscal year ended December 31, 1993, Delta acquired the entire working interests in five gas wells (4 net), oil and gas leases covering 15,772 gross and 12,643 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. The acreage is located in and around the Plateau Field. During the fiscal year 1996, the Company recompleted two of the wells in uphole zones thereby increasing production from the wells. The Company is currently evaluating other potential zones for recompletion, although, there are no current plans to drill new wells because of low gas prices.

          On August 15, 1996, the Company completed the purchase of six additional wells and approximately 3,000 additional acres in the same area. The Company is also evaluating recompletion possibilities in these wells.

          North Park Basin. The Company owns leasehold interests in approximately 15,401 gross and net acres in the North Park Basin of Colorado. This acreage is prospective for drilling to the fractured Niobrara Shale formation. In acquiring its North Park properties, the Company has selected areas known to be in close proximity to wells drilled into the Niobrara Formation that were either producers or exhibited oil and gas shows.
During the fiscal year 1996, the Company acquired the interest of its former joint venture partners which amounted to 5,806 net
acres.   The acreage surrounds the Coalmont Field area where
North Park Basin's most productive Niobrara production has been found to date. In addition to the Niobrara formation, the Company's leasehold is prospective for conventional drilling to the Pierre, Frontier, Muddy, Dakota, Lakota and Entrada formations, all of which produce in the North Park Basin.

          Oklahoma.

          The Company directly (23 wells) and through Amber (41 wells) owns non-operating working interests in 64 natural gas wells in Oklahoma. The wells range in depth from 4,500 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Atoka formation. Apache Corporation operates 20 of the wells in which the Company owns an interest. Other major operators include Samson Resources Corporation, Meridian Oil Company and Ricks Exploration. The working interests range from less than 1% to 40% and average about 6% per well. Many of the wells have remaining productive lives of 20 to 30 years.

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

          Recoupment royalties, included in royalties payable, represent amounts that may be due on recoupment gas produced and delivered to the gas purchasers pursuant to the terms
of the recoupment agreement described above.   The Company has
estimated an amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser. The Company's method of estimating the liability to royalty owners is based upon its interpretation of existing law in the jurisdiction as applied to the circumstances relating to its properties. There is no assurance that the Company's method of calculating its liability to the royalty owners would prevail in court if challenged and if challenged that another method of calculation would not be imposed on the Company. The Company believes that the operators of the affected wells have paid some or all of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statute of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, this amount has been written off and recorded as other income in 1996.

          Wyoming.

          Moneta Hills. The Company, recently acquired approximately 30,000 acres of oil and gas leasehold, six wells and a 13 mile gas gathering pipeline from two other oil and gas companies.

          Subsequent to the acquisition, the Company has drilled one new well (which was plugged and abandoned) recompleted two existing wells and re-equipped three shut-in wells.
The Company has returned a total of four wells to production and is continuing to evaluate one of the recompletions. Additional development is also being considered.

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

          (2)       Other Properties.

          San Juan Basin - New Mexico. The Company owns leasehold interests in approximately 2,230 gross (1,115 net) acres in the San Juan Basin in New Mexico. This leasehold is prospective for drilling to the fractured Mancos Shale Formation. The Company's leasehold is situated between and on trend with existing fractured Mancos production. The
Company formed a joint venture with two industry partners to explore the Mancos Shale on this leasehold, which directly offsets the LaPlata Mancos Unit, which has produced over 622,000 Bbls of oil (six wells) at an average depth of less than 5,900 feet. Other objectives are the Mesa Verde and Dakota Formations which produce natural gas throughout the immediate area. To date the parties have not developed plans for commencing exploration activities.

          In February 1994, Delta conveyed an interest in these leases in San Juan County, New Mexico to an unaffiliated party reserving an overriding royalty interest of approximately
1.25% net to Delta. Delta retained the rights to its interest in these leases below the Fruitland Coal formation. The conveyance related to leases covering 1,400 gross acres. During fiscal
1995, Delta conveyed additional interests on the same terms and conditions on approximately 600 gross acres nearby.

          Southwest Sulu Sea - Philippines.   The Company has
participated with Crestone Energy Corporation ("Crestone") and others in submitting an application for a "Geophysical
Survey and Exploration Contract ("GSEC") covering a portion of the Southwest Sulu Sea, offshore in the Philippine Islands.
There are approximately 3,800,000 acres in the proposed contract area. Delta would have an interest of 6.75%in the GSEC. The focus of the GSEC will be to develop drillable prospects through the acquisition and evaluation of geophysical/geological data within the contract area. Portions of three geologic sub-basins exist within the contract area and the presence of hydrocarbons has been identified from some of the exploratory wells drilled to date in nearby areas outside the contract area. The Company has reported no reserves related to the proposed GSEC.

          Subsequent to June 30, 1996, the government of the Philippines has requested that Crestone resubmit the application for the GSEC. As a result, the Company has provided a valuation allowance for the cost of its investment to date. Management believes the potential value of the proposed application for the GSEC is entirely speculative as of this date.

          (c)  Production.

          The Company is not obligated to provide a fixed and determined quantity of oil and gas in the future under existing
contracts or agreements.   During the years ended June 30,
1996 and 1995 and the six months ended June 30, 1994, the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities pursuant to which the Company acted as producer. The following table sets forth the Company's average sales prices and average production costs (excluding amounts attributable to recoupment gas produced) during the periods indicated:

                       Year Ended   Year Ended   Six Months Ended
                          June 30,     June 30,         June 30,
                             1996         1995            1994

Average sales price:
   Oil (per barrel)        $17.74         $13.64         $13.61

   Natural Gas (per Mcf)   $ 1.71         $ 1.55         $ 1.94

Production costs
 (per Mcf equivalent)      $  .63         $  .48           $.66

The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's Discussion and Analysis or Plan of Operations.")

(d)       Productive Wells and Acreage.

          The table below shows, as of June 30, 1996, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Calculations include 100% of wells and acreage owned by Delta and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                 Oil (1)              Gas        Developed Acres
        Gross (2)  Net (3)   Gross (2) Net (3)  Gross (2) Net (3)

Texas        5    1.28          0    0           1,558       393
Colorado     9     .81          5    4           1,240       744
Oklahoma     1     .056        63    3.89       24,793     1,857
Wyoming      0     .0           6    4.8           960       768
Nebraska     1     .05          0    0             120        39
            16    2.19         74   12.69       28,671     3,801

(1) All of the wells classified as "oil" wells are also productive of various amounts of natural gas.

(2) A "gross well" or "gross acre" is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(3) A "net well" or "net acre" is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

          (e)  Undeveloped Acreage.

          At June 30, 1996, the Company held undeveloped acreage by state as set forth below:

                                     Undeveloped Acres (1) (2)

     Location                         Gross           Net

     Wyoming                          27,723        22,179
     California (3)                   50,805         4,244
     Colorado                         31,733        25,604
     Oklahoma                          3,360           271
     New Mexico                        2,230         1,115
                    TOTAL            115,851        53,413


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

(3)  Consists of Federal leases offshore California near Santa
Barbara.

      (f)  Drilling Activity

          During the periods indicated, the Company drilled or participated in the drilling of the following productive and nonproductive Exploratory and Development Wells:


                         Year         Year          Six Months
                         Ended        Ended            Ended
                     June 30, 1996  June 30, 1995   June 30, 1994
                     Gross     Net   Gross   Net     Gross    Net

Exploratory Wells(1):
Productive:
  Oil. . . . . . . . .    0    .000    0    .000      0    .000
  Gas. . . . . . . . .    0    .000    1    .056      1    .056
Nonproductive. . . . .    0    .000    1    .125      0    .000
Total. . . . . . . . .    0    .000    2    .181      1    .056

Development Wells(1):.
Productive:
  Oil. . . . . . . . .    0    .000    2    .112      0    .000
  Gas. . . . . . . . .    2    .076    4    .186      1    .025
Nonproductive. . . . .    0    .000    2    .112      0    .000
Total. . . . . . . . .    2    .076    8    .410      1    .025

Total Wells(1):
Productive:
  Oil. . . . . . . . .    0    .000    2    .112      0    .000
  Gas. . . . . . . . .    2    .076    5    .242      2    .081
Nonproductive. . . . .    0    .000    3    .237      0    .000
Total Wells. . . . . .    2    .076   10    .591      2    .081

    (1) Does not include wells in which the Company had only a royalty interest.

         In addition, the Company, acting as the operator, recompleted three wells on its acreage, two in western Colorado and one in central Wyoming, and participated in the recompletion by another operator of one other well in Oklahoma during the fiscal year.

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

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a)  Market Information.

              Delta stock is not traded in certain states and will not be until and unless Delta is able to qualify, exempt or register its stock. Delta's common stock currently trades under the symbol "DPTR" on NASDAQ. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended               High Bid        Low Bid

         March 31, 1994                  5.75          3.62
         June 30, 1994                   5.25          4.37
         September 30, 1994              6.00          4.75
         December 31, 1994               6.87          5.75
         March 31, 1995                  6.87          6.75
         June 30, 1995                   6.75          6.00
         September 30, 1995              7.50          7.25
         December 31, 1995               7.63          6.75
         March 31, 1996                  6.63          6.38
         June 30, 1996                   6.87          6.50

              On September 23, 1996 the closing price of the Common Stock was $6.188 bid and $6.438 asked.

         (b)  Approximate Number of Holders of Common Stock.

              The number of holders of record of the Company's
Common Stock at September 13, 1996 was approximately 1,400 which does not include an unknown number of additional holders whose stock is held in "street name".

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

         Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG has assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG Agreement. In February 1995, UFG transferred 92,117 shares of the Company's common stock, and 491,300 shares of UFG common stock to the Company in satisfaction of the note receivable from UFG. The market value of the Company's common stock received from UFG was accounted for as a capital contributions and an increase in treasury stock. The treasury stock was subsequently retired. Trading on UFG's common stock has been suspended by the American Stock Exchange and on December 11, 1995 UFG filed Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. As a result, the value of the 491,300 shares of UFG's common stock owned by the Company is uncertain and the Company has not placed any value on the shares received.

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

         3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the "Snyder Note"). The balance due on the note payable at the time of the transfer of the Amber shares to Delta of $2,091,761 was recorded as a liability of Delta because of the uncertainty of the ability of UFG to fulfill its obligations under the note.

    Liquidity and Capital Resources.

         At June 30, 1996, the Company had a working capital deficit of $1,444,584 compared to a working capital deficit of $3,815,047 at June 30, 1995. The Company's working capital deficit is in part a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,669,642 which is non recourse to Delta and payable by its former parent, UFG. Although there is no assurance that it will do so, the Company expects the note will be discharged during the next twelve months through the sale by UFG of its 888,063 Delta shares, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

         The Company's current liabilities include royalties payable of $649,835 at June 30, 1996 which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against Amber by royalty owners for amounts due for prior production. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, this amount has been written off and recorded as other income in 1996.

         The Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. Further, Amber, rather than Delta, would be directly liable for payment of any such claims. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

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

         In May 1995, a portion of a convertible note payable was transferred from a third party to Bion Technologies, Inc. During June 1995, the Company issued 461,002 restricted shares of the Company's common stock in satisfaction of the note payable and related accrued interest. In connection with the conversion, Aleron H. Larson and Roger A. Parker, officers of the Company, entered into voting agreements granting them the right to vote the 461,002 shares of common stock until 2004 or until it is sold.

         The Company estimates its capital expenditures for onshore proved undeveloped properties to be approximately $1,250,000 for the year ended June 30, 1997. However, the Company is not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes the Company has ability to fund such projects.

         The Company's working interest share of the future estimated development costs relating to its offshore California proved undeveloped properties approximates $163 million.
No significant amounts are expected to be incurred during fiscal 1997 and $2.85 and $3.62 million are expected to be incurred during fiscal 1998 and 1999, respectively. Based on current engineering estimates the Company's share of future development costs are expected to be $64 million through fiscal year 2002, after which the production revenue is expected to exceed both the operating and annual development costs. The amounts required for development of these proved undeveloped reserves are so substantial relative to the Company's present financial resources, the Company may ultimately determine to farmout all or a portion of its interest. If it were to farmout its interests, the Company's share of proved reserves would be decreased substantially. Alternatively, the Company may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that the Company can obtain any such financing. If the Company were to sell additional equity securities to finance the development of the properties, the existing common shareholders'interest would be diluted significantly.

         The Company received the proceeds from the exercise of options to purchase shares of its common stock of $1,664,350 during the year ended June 30, 1996, $284,073 during the year ended June 30, 1995 and $252,700 during the six months ended June 30, 1994. On August 18, 1995, the Company completed a sale of 231,000 shares of the Company's common stock to third parties for $750,000 with net of proceeds to the Company of $675,000 after payment of certain fees. Under the purchase agreement the Company committed to register the shares within 30 days or increase the number of shares by 25,000 with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company had agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore, with interest payable at 15% per annum from the date funds were received.
During fiscal 1996, in a series of transaction, the redeemable shares were sold privately thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of commissions) was credited to equity.

         During the year ended June 30, 1996, the Company raised an additional $639,115 through the issuance of 140,478 shares of the Company's common stock in private transactions.

         The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of development wells on its proved undeveloped properties during the next twelve months. There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow againstits existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

         After evaluation of the considerations described above, the Company believes that its existing cash balances, cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

    Results of Operations

         Net Earnings (Loss). The Company's net loss for the year ended June 30, 1996 was $3,009,390 compared to the net loss of $3,573,317, net of a $493,850 extraordinary gain on the settlement of the Company's recoupment gas obligation, for the year ended June 30, 1995. The loss for the years ended
June 30, 1996 and 1995 included stock option expense of $293,125 and $1,508,750, respectively, for options granted to certain officers, directors, employees and consultants.
In addition, the loss for the year ended June 30, 1996 and 1995 also included a $250,000 minimum royalty to a related party as part of the acquisition of three proved undeveloped offshore California federal oil and gas units. The loss for the year ended
June 30, 1996 and 1995 also included $375,301 and $559,445,
respectively, for abandoned and impaired properties.
Of these amounts, $56,461 in 1996 and the $411,791 in 1995 are write downs of its oil and gas properties to comply with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". The write down of the Company's producing oil and gas properties in 1995 was primarily due to the depressed natural gas price.

         Revenue. Total revenue for the year ended June 30, 1996 was $1,385,317 compared to $1,428,907 for the year ended June 30, 1995. Oil and gas sales for the year ended June 30, 1996 was $1,044,873 compared to $1,272,989 for the year ended June 30,
1995.   The decrease in oil and gas sales during the year ended
June 30, 1996 resulted from the sale of certain properties during 1995. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $167,009 for the year ended June 30, 1995. Revenue was recorded as the recoupment gas was produced and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas. On November 18, 1994, the Company entered into an agreement with El
Paso Natural Gas Company under which Amber agreed to transfer to El Paso Amber's interest in four wells and the associated acreage in complete satisfaction of the obligation. As a result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells originally subject to the recoupment agreement.

         Production volumes and average prices received
(excluding amounts attributable to recoupment gas produced) for the years ended June 30, 1996 and 1995 are as follows:


                                    1996                   1995


Production:

    Oil (barrels)                  10,713                12,261
    Gas (Mcf)                     499,294               582,844

Average Price:

    Oil (per barrel)               $17.74                 16.34
    Gas (per Mcf)                  $ 1.71                  1.55

         Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1996 were $439,805 compared to $369,683 for the year ended June 30, 1995. On a MCF equivalent basis, production expenses and taxes were $.78 per Mcf equivalent during the year ended June 30, 1996 compared to $.48 per Mcf equivalent for the year ended June 30, 1995.
The increase in lease operating costs on an equivalent basis compared to 1995 resulted from the costs of a number of workovers on the Company's properties.

         Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 1996 was $341,813 compared to $542,979 for the year ended June 30, 1995. On a MCF equivalent basis, the depletion rate was $.61 per Mcf equivalent during the year ended June 30, 1996 compared to $.71 per MCF equivalent for the year ended June 30, 1995. The decrease in depletion rate compared to 1995 is primarily the result of the impairment of properties recorded in 1995 which reduced the depletable basis in the properties.

         Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $116,681 for the year ended June 30, 1996 compared to $23,811 for the year ended June 30, 1995. The increase in exploration expenses compared to 1995 is primarily the result the increase in delay rentals attributable to an acquisition of undeveloped properties in Wyoming during 1996.

         Abandonment and Impairment of Oil and Gas Properties. The Company recorded an expense for the abandonment and impairment of oil and gas properties for the year ended
June 30, 1996 of $375,301 compared to $559,445 in 1995, including
$411,791 recorded upon the adoption of SFAS 121.
The expense in 1996 includes a provision for impairment of the costs associated with the original application for the South Sulu Sea Geophysical Survey and Exploration Contract of $318,840.
The Company recorded a provision for impairment of the costs incurred to date as a result of the Philippine Government's request to resubmit the application. The write down of the Company's producing oil and gas properties in 1995 was primarily due to the depressed natural gas prices in 1995.

       General and Administrative Expenses. General and administrative expense for the year ended June 30, 1996 were $2,457,423 compared to $1,589,042 for the year ended June
30, 1995.   General and administrative expense increased from
1995 to 1996 primarily as a result of an increase in broker and shareholder relations expense to attempt to create a more liquid trading market for the Company's common stock.

         Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 1996 and 1995 of $293,125 and $1,508,750, respectively, for options granted to certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

         Minimum Royalty To Related Party.   The minimum royalty
to related party represents the minimum royalty paid in 1995 and in 1996 pursuant to the terms of the agreement with Ogle to acquire interests in three proved undeveloped offshore Santa Barbara, California federal oil and gas units.
The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payment. Delta paid Ogle $250,000 in 1996 and $250,000 in 1995 and is to pay a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced;
or 3) 30 years from the date of the conveyance.

         Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $113,285 for the year ended June 30, 1995.

         Interest on Notes Payable. Interest on notes payable was $211,257 for the year ended June 30, 1996 compared to $539,079 for the year ended June 30, 1995. Interest expense includes interest on the Company's convertible note payable issued in November 1992 until converted in June 1995 and interest on the Snyder Note. Although the Company is not obligated to make payments on the Snyder Note, the Company has recorded interest expense pursuant to the terms of the note. This note is non-recourse to the Company and, although there is no assurance that it will occur, the Company expects the Note will be discharged during the next twelve months through the sale by UFG of its 888,063 Delta shares.

         On May 22, 1995, a portion of a convertible promissory note was transferred to Bion. During June 1995, the entire note and related accrued interest was converted into 461,002 restricted shares of the Company's common stock.

    Future Operations

         The Company believes there is risk that UFG will be unable to timely repay the Snyder Note which is currently in default, and that the encumbered portion of the Amber shares owned by Delta could be lost to Delta unless Delta is able to make other arrangements to allow it to keep the shares and/or to realize the equivalent value from UFG. On December 11, 1995, UFG filed Chapter 11 bankruptcy protection with the Unites States Bankruptcy Court for the Southern District of New York.
The Company holds certificates representing 888,063 shares of Delta common stock which are in the name of UFG as collateral pending the discharge of UFG's obligation to Snyder Oil Corporation. As a result, the Company could cancel such collateral shares and reduce the number of shares outstanding or attempt to resell some or all of these shares and use the proceeds therefrom to pay the debt owed by UFG encumbering the Amber shares.

         The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's oil and gas revenue during the year ended June 30, 1996 amounted to approximately $555,000 which constituted approximately 53% of the Company's consolidated oil and gas revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,300 Bbls of oil and
1.85 Bcf of gas. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated
to be 10,162,000 Bbls of oil and 14.38 Bcf of gas.   A loss of
the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company (see Note 4 to the "Consolidated Financial Statements).

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

    Recent Accounting Standards

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by SFAS No. 123 in the notes to future financial statements.


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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

         The following table sets forth the names, ages and positions held with respect to each Director and Executive
Officer of the Company who served during the period ended June
30, 1996, along with the period served as a Director.

     Name                    Age       Position(s)        Period of
                                                           Service

Aleron H. Larson, Jr.         51    Chairman of the     May 1987 to
                                     Board, Chief         Present
                                    Executive Officer,
                                    Secretary, Treasurer
                                     and a Director

Roger A. Parker               34    President and        May 1987 to
                                     a Director            Present

Terry D. Enright              47    Director             November 1987
                                                           to Present

Don Mettler                   72    Director              May 1993 to
                                                      September 3, 1996*

     * Mr. Mettler died on September 3, 1996. The remaining directors of the Company are in the process of seeking a replacement for Mr. Mettler to be appointed to serve until the next shareholder's meeting.

     All directors will hold office until the next annual meeting of shareholders. There are no arrangements or understandings between any director of the Company and any other person or persons pursuant to which such director was or is to be selected as a director.

     All officers of the Company will hold office until the next annual director's meeting of the Company. There is no arrangement or understanding between any such officer or any person pursuant to which such officer is to be selected as an officer of the Company. There is no employee who is not a designated officer or director who is expected to make any significant contribution to the business of the Company.

     The following set forth biographical information as to the business experience of each current officer and director of the Company.

     Aleron H. Larson, Jr., age 51, has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 17.75% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Amber, a public oil and gas company which is a majority-owned subsidiary of Delta. He has also served,since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas Company which is now inactive. During part of 1989 and part of 1990, he served as a Director of Apex Operating Company, Inc. and P & G Exploration (formerly Texco Exploration, Inc.). Mr. Larson has been principally involved in the oil and gas business since 1978.
Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.


     Roger A. Parker, age 34, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex Operating Company, Inc. since its inception in 1987. He has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President,President and Shareholder of Ampet, Inc. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Terry D. Enright, age 47, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager
for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily
in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil
and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum
Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     Don E. Mettler, age 72 at the time of his death on September 3, 1996, served as a Director and Audit Committee member of Underwriters Financial Group, Inc. (formerly Chippewa Resources Corporation) from June 1991 until March 31, 1993. Mr. Mettler was active in the oil and gas field for over 30 years. He received a B.S. Degree in Geology/Engineering from Kansas State University in 1948, and a M.S. Degree in Geology from Kansas University in 1955. From 1951 to 1961, Mr. Mettler was a Geologist and District Geologist at Shell Oil Company. From 1961-1963 he was a Geologist and then Chief Geologist from 1963 to 1968 for Davis Oil Co., Denver, Colorado. Mr. Mettler served as Director/Vice President of Exploration for Petro Lewis Corporation, Denver, Colorado from 1968 to 1973. Between 1971 to 1986, Mr. Mettler also served as Chairman of Trustees at Randell-Moore Accelerated Schools. Between 1975-1978, Mr. Mettler was Vice President of Exploration for Canus Petroleum, Inc., Denver, Colorado. From 1978 to 1985, Mr. Mettler was a Chairman/Vice President of Exploration for Tri-Ex Oil & Gas, Inc., Denver, Colorado. From 1982 to the present, Mr. Mettler has served as Chairman/President and principal owner of Air Carrier International Flight Academy, Denver, Colorado, a training school for airline pilots.

     There is no family relationship among or between any of the Directors.

     Messrs. Enright and Mettler served as the audit committee and as the compensation committee. Messrs. Enright and Mettler also constituted the Incentive Plan Committee for the Delta 1993
Incentive Plan for the Company.

ITEM 10.     EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                 LONG TERM
                                                COMPENSATION
                    ANNUAL COMPENSATION            AWARDS
                                                  SECURITIES
                                                  UNDERLYING
NAME AND                                           OPTIONS/    ALL OTHER
PRINCIPAL POSITION  PERIOD    SALARY(2)    BONUS    SARS(#) COMPENSATION($)

Aleron H.        Year Ended
Larson, Jr.       6/30/96     $189,000  $55,000    75,000 (6)        -0-
CEO, Director    Year Ended
                  6 /30/95     180,000     -0-    177,500 (4)        -0-
                 6 mos. ended
                  6/30/94       90,000     -0-       -0-             -0-
                 Year 1993     135,000(1)  -0-    100,000(3)         -0-

Roger A. Parker   Year Ended
President,          6/30/96   $189,000  $55,000    75,000(6)          -0-
Director          Year Ended
                    6/30/95    180,000     -0-    177,500(4)      $6,338(5)
                6 mos. ended
                    6/30/94     90,000     -0-       -0-           1,500(5)
                  Year 1993    135,000(1)  -0-    100,000(3)         207(5)

(1) This table does not include compensation received during these periods by Messrs. Larson and Parker as officers and directors of UFG, the former parent of Delta.

(2)    Includes reimbursement of certain expenses.

(3) Options to purchase shares of common stock at $3.75/share until June 9, 2003 under the Delta 1993 Incentive Plan.

(4) Options to purchase 177,500 shares each of common stock at $1.25/share until September 21, 2004 were granted to Aleron H. Larson, Jr. and Roger A. Parker on September 21, 1994 under the Delta 1993 Incentive Plan. On that date, the same parties each surrendered for cancellation an equal number of Class D warrants to purchase shares at $1.25 per share until August 8, 1995.

(5) These amounts represent imputed interest on a non interest bearing advance to this officer with interest imputed at eight percent (8%) per annum.

(6) Options to purchase 75,000 shares each of common stock at $5.375/share until August 30, 2005 were granted to Aleron H.
Larson, Jr. and Roger A. Parker under the Delta 1993 Incentive
Plan.

             AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/VALUES

                                            Number of
                                           Securities          Value of
                                            Underlying        Unexercised
                                           Unexercised        In-the-Money
                                              Options            Options
                                            at FY-End (#)     at FY-End ($)
           Shares Acquired       Realized   Exercisable/       Exercisable/
Name        On Exercise (#)        $       Unexercisable      Unexercisable

Aleron H.        -0-              -0-      359,500 (1)/0      $1,454,063/0
Larson, Jr.,
CEO

Roger A. Parker  -0-              -0-      334,500(1)/0        $1,313,438/0
President

(1) Includes 177,500 options for Mr. Larson and 152,500 options for Mr. Parker to purchase common stock exercisable at $1.25 per share until September 21, 2004; 7,000 Class F warrants to purchase common stock exercisable at $2.50 per share until August 8, 1995; 100,000 options to purchase common stock exercisable at $3.75 per share until June 9, 2003; 75,000 options to purchase common stock exercisable at $5.375 per share until August 30, 2005.

    (a)  Compensation of Directors.

     The Company has committed to grant, on an annual basis, to each non-employee director, options to purchase, on a pro rata basis, 7,500 shares of the Company's common stock for services performed during the previous 12 months at 50% of the yearly Market prices in which the services were performed.

     During 1996, the Company committed to grant 15,000 options to purchase the Company's common stock to two non-employee directors at $3.30 per share.

     In addition, the outside directors Don E. Mettler and Terry
D. Enright were each paid $6,000 during the year ended June 30, 1996.

    (b)  Employment Contracts and Termination of Employment and
Change-in-Control Agreement.

     On May 29, 1996, the Company's Compensation Committee authorized the Company to enter into employment agreements with the Company's Chairman and President which employment agreements replaced and superseded the prior employment agreements with such persons. (See Form 8-K dated June 27, 1996). Under the employment agreements the Chairman and President each receive a salary of $198,000 per year. The employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event of a change in control of the Company, as defined in Delta's 1993 Incentive Plan, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements. Also in the event of a change of control and irrespective of any resulting termination the Company will immediately cause all of each employee's then outstanding unexercised options to be exercised by the Company on behalf of the employee with the Company paying the employee's federal, state and local taxes applicable to the exercise of the options and warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL SHAREHOLDERS
         AND MANAGEMENT

    (a)  Security Ownership of Certain Beneficial Owners:

     The following table presents information concerning persons known by management to own beneficially 5% or more of the Company's issued and outstanding voting securities of the Company at August 28, 1996.

                   Name and Address     Amount and Nature
Title of           of Beneficial        of Beneficial             Percent
Class (1)           Owner                 Ownership            of Class (2)

Common Stock    Aleron H. Larson, Jr.  1,423,041 shares(3)         27.10%
                555 17th St., #3310
                Denver, CO 80202

Common Stock    Roger A. Parker        1,421,121 shares (4)        27.19%
                555 17th St., #3310
                Denver, CO 80202

Common Stock    Aleron H. Larson, Jr.  1,910,621 shares(5)          34.20%
                & Roger A. Parker
                 (as a group)
               555 17th St., #3310
               Denver, CO 80202

Common Stock   Underwriters Financial    888,063 shares(6)          18.15%
                  Group, Inc.
               80 Maiden Lane
               New York, NY 10038

Common Stock   Burdette A. Ogle          761,891 shares(7)          15.26%
               1224 Coast Village Rd, #24
               Santa Barbara, CA 93108

Common Stock   Ronald Heck               250,000 shares             5.11%
               Suite 104
               1253 Coast Village Rd.
               Santa Barbara, CA 93108



(1) Delta has an authorized capital of 300,000,000 shares of $.01 par value common stock of which 4,891,884 shares were issued and outstanding as of August 28, 1996. Delta also has an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which 160 shares of restricted Series C Convertible Preferred stock was issued during the year ended June 30, 1996. Subsequent to year end, the 160 shares of Series C Convertible Preferred stock were converted into 306,103 shares of common stock which is included in the outstanding common stock referenced above.
 As of September 13, 1996, Delta had outstanding warrants and options to purchase 887,000 shares at prices ranging from $1.25 per share to $8.50 per share. Additionally, Delta had outstanding options which were granted to officers and employees to purchase up to 917,350 shares of common stock at prices from $1.25 to $9.75 per share.

(2) The percentage set forth after the shares listed for each beneficial owner is based upon total shares outstanding of 4,891,884. The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised. Warrants and options are aggregated without regard to the class of warrant or option.

(3) Includes 130,000 shares owned by Mr. Larson's wife; 7,000 Options to purchase shares of common stock at $2.50 per share until July 25, 2005; 100,000 options exercisable at a price of $3.75 per share until June 9, 2003; 177,500 options exercisable at a price of $1.25 per share until September 21, 2004; 75,000 options exercisable at a price of $5.375 per share until August 30, 2005; and 888,063 shares owned by Underwriters Financial Group, Inc.; 20,000 shares owned by Bion Environmental Technologies, Inc.; 5,178 shares owned by Willie Lee Lipsey; 13,000 shares owned by the Woolworth Fund, Inc.,; and 7,300 shares owned by the Gaylord-Woolworth Trust, for which Mr.
Larson has shared voting power with Mr. Parker but for which he has no investment power. The durations of the voting agreements affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates)
are as follows:   Underwriters Financial Group, Inc. - until
December 31, 2002; Bion Environmental Technologies, Inc. - until June 30, 2004; Willie Lee Lipsey - until December 31, 1997; Woolworth Fund, Inc. - until December 31, 1997; Gaylord-Woolworth Trust until December 31, 1997.

(4) Includes 153,080 shares owned by Mr. Parker directly; 7,000 Options to purchase shares of common stock at $2.50 per share until July 25, 2005; 100,000 options exercisable at a price of $3.75 per share until June 9, 2003; 152,500 options exercisable at a price of $1.25 per share until September 21, 2004; 75,000 options exercisable at a price of $5.375 per share until August 30, 2005 and 888,063 shares owned by Underwriters Financial Group, Inc.; 20,000 shares owned by Bion Environmental Technologies, Inc.; 5,178 shares owned by Willie Lee Lipsey; 13,000 shares owned by the Woolworth Fund, Inc., and 7,300 shares owned by the Gaylord-Woolworth Trust, for which Mr. Parker has shared voting power with Mr. Larson but for which he has no investment power. The durations of the voting agreements affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) are as follows: Underwriters Financial Group, Inc. - until December 31, 2002; Bion Environmental Technologies, Inc. - until June 30, 2004; Willie Lee Lipsey - until December 31, 1997; Woolworth Fund, Inc. - until December 31, 1997; Gaylord-Woolworth Trust until December 31, 1997.

(5) Includes all warrants, options and shares referenced in footnotes (3) and (4) above as if all warrants and options were exercised and as if all resulting shares, including shares covered by the above referenced voting agreements were voted as a group.

(6) These shares are subject to a voting agreement referenced in footnotes (3) and (4) above.

(7) Includes 635,264 shares owned by Mr. Ogle directly, 26,627 shares owned beneficially by Sunnyside Production Company, and warrants to purchase 100,000 shares of common stock at $8.00 per share until August 31, 1999 with a call provision whereby the Company may repurchase any unexercised warrants for an aggregate sum of $1,000 after the Company stock has traded for $10.00 per share or greater for 30 consecutive trading days.

    (b)  Security Ownership of Management:

                                           Amount and Nature
Title of           Name of Beneficial       of Beneficial        Percent
Class (1)                Owner                 Ownership       of Class (2)

Common Stock      Aleron H. Larson, Jr.   1,423,041 shares (3)      27.10%
Common Stock      Roger A. Parker         1,421,121 shares (4)      27.19%
Common Stock      Terry D. Enright           15,000 shares (5)      00.31%
Common Stock      Don E. Mettler             10,000 shares (6)      00.20%
Common Stock      Officers and Directors  1,935,541 shares (7)      28.35%
                  as a Group (4 persons)

(1) See Note (1) to preceding table
(2) See Note (2) to preceding table
(3) See Note (3) to preceding table
(4) See Note (4) to preceding table
(5) Includes 5,000 Class D Warrants to purchase shares of common stock at $1.25 per share until the underlying shares are registered, and includes 10,000 Class I warrants to purchase stock at $3.50 per share until June 9, 2003.
(6) Includes 10,000 Class I warrants to purchase stock at $3.50 per share until June 9, 2003.
(7) Includes 888,063 shares owned by UFG ; 20,000 shares owned by Bion Environmental Technologies, Inc.; 5,178 shares owned by Willie Lee Lipsey; 13,000 shares owned by the Woolworth Fund, Inc. as of August 28, 1996 which are voted by Messrs. Larson and Parker under voting agreements described in footnotes (3) and
(4) above and includes all warrants and options referenced in footnotes (1), (2), (3) and (4) above.

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

        Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG
Agreement.   On February 23, 1995, the Company and UFG executed
and entered into a letter agreement dated February 22, 1995, under which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta common stock owned by UFG.
Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of September 13, 1996, the registration statement had not been declared effective. The agreement calls for an escrow to be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber common stock held by SOCO as collateral for the promissory note.

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

         The Company believes there is substantial risk that UFG will be unable to timely repay the Snyder Note, which is currently in default, and that the encumbered portion of the Amber shares owned by Delta could be lost. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's revenue during the year ended
June 30, 1996 amounted to approximately $555,000 which constituted approximately 53% of the Company's consolidated revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,100 Bbls of oil and
1.91 Bcf of gas. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,582,000 Bbls of oil and 12.96 Bcf of gas. A loss of the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company. (See "Financial Statements"; Item 7 herein and "Management's Discussion and Analysis or Plan of Operation"; Item 6.)

         The UFG Agreement also contained provisions regarding employment, voting agreements and consulting agreements for the Company's executive officers, Aleron H. Larson,
Jr. and Roger A. Parker, and provided for the transfer to each of Messrs. Parker and Larson 162,330 shares of the Company's outstanding common stock owned by UFG in exchange for certain securities of UFG.

    Other Agreements/Transactions.

         (a) On December 21, 1992, pursuant to the terms of an agreement dated October 21, 1992 (see Exhibit 28.1 to Form 8-K dated December 4, 1992), UFG executed a voting agreement (See Form 8-K dated February 5, 1993; Exhibit 9.1) which voting agreement gives to Aleron H. Larson, Jr., C.E.O. of Registrant, and Roger A. Parker, President of Registrant, the right to vote the 888,063 shares of Registrant's common stock presently owned by UFG (unless sold to non-affiliates in the public market) until December 31, 2002.

         (b) Effective October 28, 1992, the Company entered into a five year consulting agreement with Burdette A. Ogle and Ronald Heck which provides for an aggregate fee to the two of them of $10,000 per month. (See Form 8-K dated December 4, 1992; Exhibit 28.2.) Messrs. Ogle and Heck own beneficially 15.26% and 5.11%, respectively, of the Company's outstanding common stock. To the Company's best knowledge and belief, the consulting fee paid to Messrs. Ogle and Heck is comparable to those fees charged by Messrs. Ogle and Heck to other companies owning interests in properties offshore California for consulting services rendered to those other companies with respect to their own offshore California interests. It is the Company's understanding that, in the aggregate, Mr. Ogle represents, as a consultant, a significant percentage of all of the ownership interests in the various properties that are located in the same general vicinity of the Company's offshore California properties. Mr. Ogle also consults and advises the Company relative to properties in areas other than offshore California, relative to potential property acquisitions and with respect to the Company's general oil and gas business. It is the Company's opinion that the fees paid to Messrs. Ogle and Heck for the services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons for similar services.

         (c) As of June 30, 1996 the Company was owed $116,727 by affiliates (Apex Operating Company, Inc. and P & G Exploration, Inc.) of its president, Roger A. Parker. Mr. Parker, is an officer, director and greater than 10% shareholder of both Apex Operating Company and P & G Exploration, Inc. No interest is being charged by the Company on amounts owed by the affiliates of Mr. Parker.

         (d) Effective February 25, 1994, Burdette A. Ogle ("Ogle"), at the time a 21.44% shareholder of Delta, granted Delta an option ("Option") to acquire working interests in three proved undeveloped offshore Santa Barbara California, federal oil and gas units ("Interests"). On August 31, 1994, in an addendum to the February 25, 1994 Agreement granting the Option, Ogle agreed to extend the period during which the Option could be exercised until January 3, 1995 in consideration of the issuance by Delta to Ogle of warrants to purchase 100,000 shares of common stock at a price of $8.00 per share until August 31, 1999 with a call provision whereby Delta may repurchase any unexercised warrants for an aggregate sum of $1,000 after the stock has traded at $10.00 per share or greater for thirty consecutive trading days. On January 3, 1995, the Company exercised its option to acquire these properties from Ogle. Under the Purchase and Sale Agreement and related assignment and conveyance of the interests, Ogle immediately assigned and conveyed the Interests to Delta. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payment. Delta paid Ogle $250,000 in 1996 and $250,000 in 1995 and is to pay a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. Delta already owned other interests in these same federal units.

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

         (e) On May 29, 1996, the Company's Compensation Committee authorized the Company to enter into employment agreements with the Company's Chairman and President, which employment agreements replaced and superseded the prior employment agreements with such persons. (See Form 8-K dated June 27, 1996). The employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event of a change in control of the Company, as defined in Delta's 1993 Incentive Plan, then the employees will continue to receive the compensation provided for in the employment agreements for the
remaining terms of the employment agreements.   Also in the event
of a change of control and irrespective of any resulting termination the Company will immediately cause all of each employee's then outstanding unexercised options to be exercised by the Company on behalf of the employee with the Company paying the employee's federal, state and local taxes applicable to the exercise of the options and warrants. (See Item 10; "Executive Compensation", herein.)

         (f) In a Voting Agreement dated June 26, 1995, Bion Environmental Technologies, Inc. ("Bion") granted voting rights for shares of the Company owned by Bion to the Company's Chairman/CEO, Aleron H. Larson, Jr. and its President, Roger A. Parker. Bion owned 20,000 shares of the Company's common stock at August 28, 1996.

         (g)  In a Voting Agreement dated May 19, 1994,
LoTayLingKyur, Inc. ("LTLK") granted voting rights for shares of the Company owned by LTLK to the Company's
Chairman/CEO, Aleron H. Larson, Jr. and its President, Roger A.
Parker. LTLK owned no shares of the Company's common stock at August 28, 1996.

         (h) On February 12, 1996, the Board of Directors granted Aleron H. Larson, Jr. and Roger A. Parker, the Company's Chairman and President, respectively, the right to participate on a non-promoted basis in up to a five percent (5%) working interest in any Delta well drilled, re-entered, completed or recompleted by Delta on its acreage (provided that any well to be re-entered or recompleted is not then producing economic quantities of hydrocarbons). Messrs. Larson and Parker shall pay to the Company the actual cost thereof as estimated by the Company's consulting engineers prior to commencement of the work.

         (i) On September, 5 1995, the Company acquired certain leases in Jackson County, Colorado from Sunnyside Production Company, LLC ("Sunnyside"), a company in which Ogle is an affiliate owner, for 26,627 shares of the Company's common stock. This transaction was recorded at Sunnyside's predecessor cost for the portion attributable to Ogle's interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 40 are filed as part of this report.

         (b)  Reports on Form 8-K.

              Form 8-K June 27, 1996 Items 5 and 7



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



    By (Signature and Title)        /s/Aleron H. Larson, Jr.
                                  Aleron H. Larson, Jr., Director

    Date                                   9/26/96


    By (Signature and Title)        /s/Roger A. Parker
                                  Roger A. Parker, Director

    Date                                   9/26/96


    By (Signature and Title)        /s/Terry D. Enright
                                   Terry D. Enright, Director

    Date                                   9/26/96


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

10.23         UFG Agreement effective October 21, 1992.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated December 4, 1992.

10.24         Agreement effective October 28, 1992 between Delta
Petroleum Corporation, Burdette A. Ogle and Ron Heck.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated December 4, 1992.

10.25         Agreement and Promissory Note effective November
20, 1992 between Delta Petroleum Corporation and Stonehenge
Capital Corporation. Incorporated by reference to Exhibit 28.3 to the Company's Form 8-K dated December 4, 1992.

10.26         Voting Agreement dated December 21, 1992.
Incorporated by reference from Exhibit 9.1 to the Company's Form
8-K dated February 5, 1993.

10.27         Employment Agreement with Aleron H. Larson, Jr.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated February 5, 1993.

10.28         Employment Agreement with Roger A. Parker.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated February 5, 1993.

10.29         Professional Consulting Agreement with Market
Development Group, Inc. Incorporated by reference from Exhibit
28.3 to the Company's Form 8-K dated February 5, 1993.

10.30         Consulting Agreement with Stonehenge Capital
Corporation. Incorporated by reference from Exhibit 28.4 to the Company's Form 8-K dated February 5, 1993.

10.31         Clarification Agreement effective March 31, 1993.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated April 14, 1993.

10.32         Option Amendment Agreement effective March 30,
1993. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated April 14, 1993.

10.33         1993 Incentive Plan. Incorporated by reference from
Exhibit 28.1 to the Company's Form 8-K dated May 21, 1993.

10.34         Rio Pecos Documents. Incorporated by reference from
Exhibit 28.2 to the Company's Form 8-K dated May 21, 1993.

10.35 MDC Group, Inc. Amendment #3. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated June
30, 1993.

10.36 MDC Group, Inc. Amendment #4. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated
October 5, 1993.

10.37 Agreements and other documents relating to the acquisition of properties. Incorporated by reference from
Exhibit 28.1 to the Company's Form 8-K dated November 3, 1993.

10.38         EL Paso Natural Gas Company Agreement, dated
November 18, 1994. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated November 21, 1993.

10.39         Agreement between Delta Petroleum Corporation and
Burdette A. Ogle dated February 24, 1994 for offshore Santa
Barbara, California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated February 25, 1994.

10.40 Agreement between Delta Petroleum Corporation and Mr. Hunt Walker for leasehold acres in the Piceance Basin of Colorado dated January 25, 1994. Incorporated by reference from
Exhibit 28.2 to the Company's Form 8-K dated February 25, 1994.

10.41 Amendment #5 between Delta Petroleum Corporation and MDC Group, Inc. effective December 30, 1993. Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated
February 25, 1994.

10.42 Addendum to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara, California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated May 24, 1994.

10.43         LoTayLingKyur, Inc. agreement effective May 18,
1994. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated May 24, 1994.

10.44         Amendment #6 and #7 between Delta Petroleum
Corporation and MDC Group, Inc. effective April 30, 1994 and May
24, 1994. Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated May 24, 1994.

10.45 Amendment #8 between Delta Petroleum Corporation and MDC Group effective July 15, 1994. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated July 15, 1994.

10.46 Addendum #2 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara, California federal oil and gas units. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated July 15, 1994.

10.47         Memorandum of Agreement between Delta Petroleum
Corporation and Underwriters Financial Group, Inc. and attached
Letter of Intent. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated August 9, 1994.

10.48         Letter Agreement between Bion Environmental
Technologies, Inc. and Delta Petroleum Corporation. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated
August 9, 1994.

10.49 Addendum #3 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle.
Incorporated by reference from Exhibit 28.3 to the Company's Form
8-K dated August 9, 1994.

10.50 Addendum #4 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara, California federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated August 31, 1993.

10.51         Employment agreement for Aleron H. Larson, Jr.
Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated September 21, 1994.

10.52         Employment agreement for Roger A. Parker.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated September 21, 1994.

10.53         Agreement dated June 15, 1995 with LoTayLingKyur,
Inc. to convert a portion of a promissory note to common stock.
Incorporated by reference to Exhibit 99.4 to the Company's Form
8-K dated November 18, 1994.

10.54 November 28, 1994 agreement between Amber Resources Company (a 92% owned subsidiary of the Company) and El Paso Natural Gas Company exchanging four Amber wells for satisfaction of Amber's +967,911 recoupment gas obligation. Incorporated by reference from Exhibit 28.1 to the Company's Form
8-K dated November 21, 1994.

10.55 Burdette A. Ogle "Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production
Payment", "Lease Interests Purchase Option Agreement" and
"Purchase and Sale Agreement". Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated
January 3, 1995.

10.56         Bion Environmental Technologies, Inc. "Settlement
Agreement and General Release", "Letter Agreement" and
"Investment Representation Agreement". Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated January 3,
1995.

10.57         Troy Bates "Agreement and Assignment" and
"Investment Representation Agreement". Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated January 3,
1995.

10.58         Bruce Heafitz and Heafitz Energy Management, Inc.
"Agreement/Release", "Assignment and Conveyance" and "Investment Representation Agreement". Incorporated by reference from
Exhibit 28.1 to the Company's Form 8-K dated January 23, 1995.

10.59         Letter Agreement between Delta Petroleum
Corporation and Underwriters Financial Group, Inc. dated February
22, 1995. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated February 22, 1995.

10.60         Agreement between Delta Petroleum Corporation and
John Lefebvre, Shareholder Relations. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated February 22,
1995.

 10.61         Agreement between Corporate Relations Group and
Delta Petroleum Corporation effective August 10, 1995.
Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated August 18, 1995.

10.62         Agreements dated August 15, 1995 with Corporate
Relations Group, Inc. relating to the purchase of stock.
Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated August 18, 1995.

10.63         Agreement with Bion Environmental Technologies,
Inc. dated June 26, 1995 including an agreement to convert a portion of a promissory note to common stock and a stock voting agreement in favor of the Company's President and Chairman. Incorporated by reference to Exhibit
99.3 to the Company's Form 8-K dated August 18, 1995.

10.64         Agreement between LoTayLingKyur, Inc. and Delta
Petroleum Corporation effective June 15, 1995. Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated August
18, 1995.

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

10.69         Agreement dated October 31, 1995 between Delta,
Melange Associates, Inc., Nautilus Oil and Gas Company and
Thorofare Resources, Inc.  Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated November 1, 1995.

10.70         Agreement between Delta and Sunnyside Production
Company, LLC. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated November 1, 1995.

10.71         Copies of Aleron H. Larson, Jr. and Roger A. Parker
Employment Agreements.  Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated December 14, 1995.

10.72         Copy of the 1995 Non-employee Director Stock Plan.
Incorporated by reference from Exhibit 99.2 to the Company's Form
8-K dated December 14, 1995.

10.73         Wagner & Brown, Ltd. Moneta Hills Purchase and Sale
Agreement (without exhibits) and Assignment and Assumption
Agreement. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated April 5, 1996.

10.74         C.A. Opportunidad stock purchase agreement.
Incorporated by reference from Exhibit 99.2 to the Company's Form
8-K dated April 5, 1996.

10.75         Employment and related agreements including Stock
Voting Agreement. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated April 5, 1996.

10.76 Employment agreement. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated April 5, 1996.

10.77         Statement of Designation and Determination of
Preferences of Series C Convertible Preferred stock of Delta
Petroleum Corporation. Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 27, 1996.

10.78         Amendment to Corporate Relations Group, Inc. and
Delta Petroleum Corporation, Public Relations/Marketing Contract dated August 10, 1995. Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated June 27, 1996.

10.79         Investment Representation Agreement Regarding
Offshore Subscriptions for C.A. Opportunidad. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated June
27, 1996.

10.80         Investment Representation Agreement Regarding
Offshore Subscriptions for Fondo de Adquisciones E Inversiones
Internacionales XL S.A.  Incorporated by reference from Exhibit
99.3 to the Company's Form 8-K dated June 27, 1996.

10.81         Employment agreement with Aleron H. Larson, Jr.,
Chairman. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated June 27, 1996.

10.82         Employment agreement with Roger A. Parker,
President. Incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated June 27, 1996.

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

(27)     Financial Data Schedule.

(99)     Additional Exhibits. Not applicable.


                       Independent Auditors' Report



The Board of Directors and Stockholders
Delta Petroleum Corporation:


We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiary as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



         KPMG Peat Marwick LLP

Denver, Colorado
September  20, 1996


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    June 30, 1996 and 1995


                                                       1996          1995

    ASSETS

    Current Assets:
      Cash                                           $1,629,738       55,833
      Trade accounts receivable,  net of
              allowance for doubtful accounts
              of  $48,722 in 1996 and  1995             377,260      327,185
      Other current assets                               12,100        2,100

        Total current assets                          2,019,098      385,118

    Property and Equipment:
      Oil and gas properties, at cost (using
            the successful efforts method
            of accounting) (Notes 2 and 10):
        Undeveloped offshore California
                 properties                           6,786,580    6,786,580
        Undeveloped foreign properties                   -           318,840
        Undeveloped onshore domestic properties         971,648      498,799
        Developed onshore domestic properties         2,919,451    2,703,762
      Office furniture and equipment                     78,188       60,830
                                                     10,755,867   10,368,811

      Less accumulated depreciation and depletion    (1,787,443)  (1,426,818)

        Net property and equipment                    8,968,424    8,941,993

    Investment in Bion Environmental
      Technologies, Inc. (Bion) (Note 3)                411,483      316,525

    Accounts receivable from affiliates (Note 8)        116,727       83,137

                                                    $11,515,732    9,726,773

                                                               (Continued)



                                                       1996          1995

    LIABILITIES AND STOCKHOLDERS' EQUITY


    Current  Liabilities:
         Note payable (Note 5)                          $            100,000
      Accounts payable trade                            304,050      602,738
      Accrued interest payable                           -             8,000
      Other accrued liabilities                          68,297      182,998
      Consulting fees payable to stockholders (Note 8)   -           162,500
      Royalties payable                                 649,835      911,074
      Note and accrued interest  payable
        by Underwriters Financial Group (UFG)
        (the Company's former parent) (Notes 2 and 4) 2,669,642    2,232,855

        Total current liabilities                     3,691,824    4,200,165


    Stockholders' Equity (Note 6)
      Preferred stock, $.10 par value;
        authorized 3,000,000 shares, issued 160 shares
        in 1996                                              16        -
      Common stock, $.01 par value;
        authorized 300,000,000 shares, issued 4,488,283
        shares in 1996 and 3,550,882 shares in 1995      44,882       35,509
      Obligation payable in common stock                 -            46,400
      Additional paid-in capital                     21,299,784   15,627,201
      Unamortized consulting expense                   (105,000)       -
      Cumulative unrealized loss (Note 3)              (255,184)    (350,142)
      Accumulated deficit                           (13,160,590)  (9,832,360)

        Total stockholders' equity                    7,823,908    5,526,608

    Commitments and contingencies (Notes 2, 8 and 9)
                                                    $11,515,732    9,726,773


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    Years Ended June 30, 1996 and 1995


                                                      1996             1995
 Revenue:

 Oil and gas sales, including recoupment gas of
   $167,009 in 1995 (Note 1)                      $1,044,873        1,272,989
 Gain on sale of oil and gas properties              -                113,721
 Other revenue                                       340,444           42,197

   Total revenue                                   1,385,317        1,428,907

 Expenses:

 Lease operating expenses                            439,805          369,683
 Depreciation and depletion                          341,813          542,979
 Exploration expenses                                116,681           23,811
 Abandoned and impaired properties                   375,301          559,445
 Minimum royalty to related party                    250,000          250,000
 General and administrative                        2,457,423        1,589,042
 Stock option expense                                293,125        1,508,750
 Interest on notes payable                           439,399          539,079
 Interest on recoupment gas obligation               -                113,285

   Total expenses                                  4,713,547        5,496,074

   Loss before extraordinary item                 (3,328,230)      (4,067,167)

   Extraordinary gain on settlement of recoupment
        gas obligation (Note 1)                      -                493,850

   Net loss                                      ($3,328,230)      (3,573,137)

 Loss per common share:

   Loss before extraordinary item                     ($0.81)           (1.33)
   Extraordinary gain on settlement of recoupment
        gas obligation                               -                   0.16
   Net loss                                           ($0.81)           (1.17)

  Weighted average number of common
      shares outstanding                           4,113,251        3,052,341





    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Years ended June 30, 1996 and 1995

                                                                                                                 Obligation
                                                            Preferred Stock           Common Stock               payable in
                                                              Shares       Amount       Shares       Amount    common stock


    Balance, July 1, 1994                                        -          $  -        2,949,847       29,498       -

    Cumulative effect of adoption of SFAS 115 (Note 3)           -            -            -            -            -
    Unrealized loss on equity securities (Note 3)                -            -            -            -            -
    Shares issued for cash                                       -            -            39,000          390       -
    Capital contributions from UFG (Note 2)                      -            -            -            -            -
    Shares issued for cash upon exercise of options (Note 6)     -            -            63,150          632       -
    Shares issued for undeveloped oil and gas properties (Note 6)-            -            90,000          900       -
    Shares issued for services (Note 6)                          -            -            20,000          200       -
    Treasury stock contributed by UFG (Note 2)                   -            -            -            -            -
    Retirement of treasury stock (Note 2)                        -            -           (92,117)        (921)      -
    Stock options granted as compensation (Note 6)               -            -            -            -            -
    Shares to be issued to former employee under a
      severance agreement                                        -            -            -            -            46,400
    Shares issued for reduction of note payable and
      accrued interest (Note 5)                                  -            -           461,002        4,610       -
    Amortization of consulting expense (Note 6)                  -            -            -            -            -
    Shares issued for settlement agreement (Note 8)              -            -            20,000          200       -
    Net loss                                                     -            -            -            -            -

    Balance, June 30, 1995                                       -            -         3,550,882       35,509       46,400

    Unrealized gain on equity securities (Note 3)                -            -            -            -            -
    Shares issued for cash -- preferred stock (Note 6)              160           16       -            -            -
    Commission paid on issuance of preferred stock               -            -            -            -            -
    Shares issued for cash - common stock                        -            -           140,478        1,405       -
    Shares issued for cash-redeemable common stock (Note 6)      -            -           276,000        2,760       -
    Commission paid on issuance of redeemable
      common stock (Note 6)                                      -            -            -            -            -
    Capital contributions from UFG (Note 2)                      -            -            -            -            -
    Shares issued for cash upon exercise of options (Note 6)     -            -           351,350        3,513       -
    Shares issued for undeveloped oil and gas properties (Note 6)-            -            31,127          311       -
    Shares issued for developed oil and gas properties (Note 6)  -            -             5,000           50       -
    Stock options granted as compensation (Note 6)               -            -            -            -            -
    Shares issued for services (Note 6)                          -            -           127,046        1,270       -
    Amortization of consulting expense (Note 6)                  -            -            -            -            -
    Common stock issued for amortization of obligation payab     -            -             6,400           64      (46,400)
    Net loss                                                     -            -            -            -            -

    Balance, June 30, 1996                                          160          $16    4,488,283       44,882       -

                                                                                                    Cumulative
                                                             Additional  Unamortized                unrealized
                                                              paid-in     consulting    Treasury      gain      Accumulated
                                                              capital      expense       stock        (loss)      deficit


    Balance, June 30, 1994                                    11,465,704     (100,000)      -            -        (6,259,043)

    Cumulative effect of adoption of SFAS 115 (Note 3)            -            -            -           266,666       -
    Unrealized gain on equity securities (Note 3)                 -            -            -          (616,808)      -
    Shares issued for cash                                       134,200       -            -            -            -
    Capital contributions from UFG (Note 2)                      284,073       -            -            -            -
    Shares issued for cash upon exercise of options (Note 6)     269,331       -            -            -            -
    Shares issued for undeveloped oil and gas properties (Note 6)309,600       -            -            -            -
    Shares issued for services (Note 6)                           68,800       -            -            -            -
    Treasury stock contributed by UFG (Note 2)                   633,304       -          (633,304)      -            -
    Retirement of treasury stock (Note 2)                       (632,383)      -           633,304       -            -
    Stock options granted as compensation (Note 6)             1,508,875       -            -            -            -
    Shares to be issued to former employee under a
      severance agreement                                         -            -            -            -            -
    Shares issued for reduction of note payable and
      accrued interest (Note 5)                                1,516,697       -            -            -            -
    Amortization of consulting expense (Note 6)                   -           100,000       -            -            -
    Shares issued for settlement agreement (Note 8)               69,000       -            -            -            -
    Net loss                                                      -            -            -            -        (3,573,317)

    Balance, June 30, 1995                                    15,627,201        -           -          (350,142)  (9,832,360)

    Unrealized gain on equity securities (Note 3)                 -            -            -            94,958       -
    Shares issued for cash -- preferred stock (Note 6)         1,599,984       -            -            -            -
    Commission paid on issuance of preferred stock              (160,000)      -            -            -            -
    Shares issued for cash -- common stock                       637,710       -            -            -            -
    Shares issued for cash-redeemable common stock (Note 6)      747,240       -            -            -            -
    Commission paid on issuance of redeemable
      common stock (Note 6)                                      (75,000)      -            -            -            -
    Capital contributions from UFG (Note 2)                       62,098       -            -            -            -
    Shares issued for cash upon exercise of options (Note 6)   1,660,837       -            -            -            -
    Shares issued for undeveloped oil and gas properties (Note 6)115,290       -            -            -            -
    Shares issued for developed oil and gas properties (Note 6)   16,825       -            -            -            -
    Stock options granted as compensation (Note 6)               365,977       -            -            -            -
    Shares issued for services (Note 6)                          655,286     (656,556)      -            -            -
    Amortization of consulting expense (Note 6)                   -           551,556       -            -            -
    Common stock issued for amortization of obligation payable    46,336       -            -            -            -
    Net loss                                                      -            -            -            -        (3,328,230)

    Balance, June 30, 1996                                   21,299,784     (105,000)      -          (255,184) (13,160,590)


                                                               Total

    Balance, June 30, 1994                                      5,136,159

    Cumulative effect of adoption of SFAS 115 (Note 3)            266,666
    Unrealized gain on equity securities (Note 3)                (616,808)
    Shares issued for cash                                        134,590
    Capital contributions from UFG (Note 2)                       284,073
    Shares issued for cash upon exercise of options (Note 6)      269,963
    Shares issued for undeveloped oil and gas properties (Note 6) 310,500
    Shares issued for services (Note 6)                            69,000
    Treasury stock contributed by UFG (Note 2)                        -
    Retirement of treasury stock (Note 2)                             -
    Stock options granted as compensation (Note 6)              1,508,875
    Shares to be issued to former employee under a                    -
      severance agreement                                          46,400
    Shares issued for reduction of note payable and                   -
      accrued interest (Note 5)                                 1,521,307
    Amortization of consulting expense (Note 6)                   100,000
    Shares issued for settlement agreement (Note 8)                69,200
    Net loss                                                   (3,573,317)

    Balance, June 30, 1995                                     5,526,608

    Unrealized gain on equity securities (Note 3)                 94,958
    Shares issued for cash -- preferred stock (Note 6)         1,600,000
    Commission paid on issuance of preferred stock              (160,000)
    Shares issued for cash -- common stock                       639,115
    Shares issued for cash-redeemable common stock (Note 6)      750,000
    Commission paid on issuance of redeemable
      common stock (Note 6)                                       (75,000)
    Capital contributions from UFG (Note 2)                        62,098
    Shares issued for cash upon exercise of options (Note 6)    1,664,350
    Shares issued for undeveloped oil and gas properties (Note 6) 115,601
    Shares issued for developed oil and gas properties (Note 6)    16,875
    Stock options granted as compensation (Note 6)                365,977
    Shares issued for services (Note 6)                                -
    Amortization of consulting expense (Note 6)                   551,556
    Common stock issued for amortization of obligation payab           -
    Net loss                                                   (3,328,230)

    Balance, June 30, 1996                                     7,823,908



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Years Ended June 30, 1996 and 1995



                                                       1996             1995

Cash flows operating activities:
 Net loss                                       ($3,328,230)      (3,573,317)
 Adjustments to reconcile net loss
  to cash (used in) provided by
  operating activities:
        Write-off royalties payable                (288,954)         -
        Depreciation and depletion                  341,813          542,979
        Abandoned and impaired properties           375,301          559,445
        Amortization of consulting expense          551,556          100,000
        Stock option expense                        365,977        1,508,875
        Interest on note payable by UFG             436,787          371,094
        Interest on recoupment gas obligation          -             113,285
        Recoupment gas revenue                         -            (167,009)
        Gain on sale of oil and gas properties         -            (113,721)
        Stock issued to former employee under
                         severence agreement           -              46,400
        Common stock issued for services               -              69,000
        Common stock issued for settlement             -              69,200
        Extraordinary gain on settlement of
                         recoupment gas obligation     -            (493,850)
      Net changes in current assets and
                         and current liabilities:
        (Increase) decrease in trade accounts
                         receivable                 (50,075)         (12,243)
        (Increase) decrease in other
                         current assets             (10,000)          19,066
        (Decrease) increase in accounts
                         payable trade             (236,590)         131,104
        (Decrease) increase in accrued
                         interest payable            (8,000)         146,985
        (Decrease) Increase in other accrued
                         liabilities               (114,701)          94,059
        (Decrease) Increase in consulting
                   fees payable to stockholder     (162,500)          60,000
        Increase in royalties payable                27,715           35,358
    Net cash provided by (used in) operating
                         activities              (2,099,901)        (493,290)

    Cash flows from investing activities:
        Additions to property and equipment        (611,069)        (373,556)
        Proceeds from sale of oil and
                       gas properties               -                369,588
    Net cash provided by (used in) investing
                      activities                   (611,069)          (3,968)

    Cash flows from financing activities:
        Borrowings (repayments) of notes payable   (100,000)         100,000
        Issuance of redeemable preferred stock
                 for cash                         1,600,000             -
        Commission paid on issuance of redeemable
                       preferred stock             (160,000)            -
        Issuance of redeemable common stock
                 for cash                           750,000             -
        Commission paid on issuance of redeemable
                       common stock                 (75,000)            -
        Issuance of common stock for cash           639,115          134,590
        Stock issued for cash upon exercise
                      of option                   1,664,350          269,963
        (Increase) decrease in accounts
                    receivable from affiliates      (33,590)          41,678
    Net  cash provided by (used in) financing
                    activities                    4,284,875          546,231

    Net increase in cash                          1,573,905           48,973

    Cash at beginning of year                        55,833            6,860

    Cash at end of year                          $1,629,738           55,833

    Supplemental cashflow information:
    Cash paid for interest                          $10,612           20,796

    Non-cash financing activities:
    Common stock issued for properties             $132,476          310,500


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 1996 and 1995

(1)   Summary of Significant Accounting Policies

      Organization and Principles of Consolidation

     Delta Petroleum Corporation (Delta) was organized December 21, 1984 and is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company owns interests in undeveloped oil and gas properties in Federal Units offshore California, near Santa Barbara, an interest in a venture to explore an undeveloped property in the Philippines, and developed and undeveloped oil and gas properties in the continental United States.

     At June 30, 1996, the Company owned 4,277,977 shares of the common stock of Amber Resources Company (Amber), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

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

     The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions attributable to certain producing properties of $56,461 and $411,791 for the years ended June
     30, 1996 and 1995, respectively.

     Prior to the adoption of SFAS 121 in fourth quarter of fiscal 1995, the Company assessed its proved oil and gas properties on an aggregate basis using undiscounted future net revenue, calculated using constant prices and costs.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of the related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1996, the Company had produced approximately 82,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $140,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

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

     Royalties Payable

     Recoupment gas royalties, included in royalties payable, represent estimated royalties due on recoupment gas produced and delivered to the gas purchaser pursuant to the terms of the recoupment agreement described above. The Company has estimated an amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser.

     Royalties payable also include estimated royalties payable on other properties held in suspense. A significant portion of the estimated royalties have not been paid pending a determination of what amounts may have previously been paid by the operator of the properties on behalf of the Company and pending the outcome of litigation involving other operators that may impact the calculations of the royalties.

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, this amount has been written off and recorded as other income in 1996.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that aafect the reported amoutns of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period actual. Actual results could differ from these estimates.

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

(2)  Plan of Reorganization

     In October 1992, Delta concluded a series of agreements with Underwriters Financial Group, Inc. ("UFG") (collectively,"the UFG Agreement") to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Prior to the reorganization, UFG owned approximately 89% of the outstanding shares of Delta's common stock. Under the terms of the UFG Agreement, UFG transferred its oil and gas properties and certain other related assets to Delta as a
     contribution to the capital of Delta.   The assets trans-
     ferred included producing and non-producing oil and gas properties, accounts receivable, oil field equipment, and office furniture and equipment. UFG also transferred 4,110,660 shares of common stock of Amber to Delta. The shares transferred represented an 88.09% interest in Amber.

     Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of common stock to Messrs. Burdette
     A. Ogle and Ronald Heck (collectively,"Ogle") in exchange for their working interests in two federal offshore California oil and gas properties and 167,317 shares of common stock of Amber.

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

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the" Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG s obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement.

     The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and provided for the clarification and revision of certain other provisions of the UFG Agreement. In February 1995, UFG transferred 92,117 shares of the Company's common stock, and 491,300 shares of UFG common stock to the Company in satisfaction of amounts due under the note receivable from UFG and, further, agreed that the remaining 888,063 shares
     of   the Company's common stock owned by UFG would be held
     by Delta pending discharge of UFG's obligations to Snyder Oil Corporation, described below. The note receivable from UFG had not been previously recorded in the Company's financial statements. The market value of the Company's common stock received from UFG was accounted for as a capital contribution and an increase in treasury stock. The treasury stock was subsequently retired. Trading on UFG's common stock has been suspended by the American Stock Exchange and on December 11, 1995 UFG filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. As a result, the value of the 491,300 shares of UFG's common stock owned by the Company is uncertain and the Company has not placed any value on the shares received.

     Certain of the oil and gas properties transferred had been pledged by UFG to secure existing indebtedness of UFG, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property is less than the adjusted predecessor cost, the property was recorded at its adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments by UFG which reduce the liabilities recorded by the Company are accounted for as a reduction of the liability and a capital contribution. Amounts reflected as capital contributions by UFG were $62,098 and $284,073 during the years ended June 30, 1996 and 1995.

     3,357,003 shares of common stock of Amber transferred to the Company by UFG are pledged to secure a note payable to Snyder Oil Corporation (the "Snyder Note"). The balance due on the note payable at the time of the transfer of the Amber shares to Delta of $2,091,761 was recorded as a liability of Delta, because of uncertainties regarding UFG s ability to fulfill its obligations under the note.

     The Company believes there is substantial risk that UFG will be unable to repay the Snyder Note, which is currently in default and that the encumbered portion of the Amber shares owned by Delta could be lost. The loss of the encumbered Amber shares would reduce Delta s ownership interest in Amber to approximately 19.74%. Amber's oil and gas revenue during the year ended June 30, 1996 amounted to approximately $555,000 which constituted approximately 53% of the Company s consolidated oil and gas revenue. A loss of the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material affect on the financial condition and results of operations of the Company (see note 4).

     In connection with the Plan of Reorganization, UFG entered into a voting agreement granting to Aleron H. Larson and Roger A. Parker, officers of the Company, the right to vote the shares of the Company s common stock owned by UFG until December 31, 2002.

(3)  Investments

     On April 9, 1992, UFG issued a convertible promissory note to Bion Environmental Technologies, Inc. ("Bion") in exchange for 125,000 unregistered shares of common stock of Bion and a warrant to purchase an additional 125,000 shares of common stock of Bion for $10 per share. Bion is a publicly traded company in the business of designing, marketing and over seeing the installation of treatment systems for the bio-conversion of wastewater. During 1992, UFG transferred the shares of common stock of Bion to the Company in exchange for 133,333 shares of the Company's common stock.

     The shares of Bion received were recorded at UFG s predecessor cost of $666,667. The Company subsequently received 1,610 shares of common stock of Bion for rent and other services provided by the Company. 1,610 of the 126,610 shares of common stock of Bion owned by the Company are subject to certain restrictions on their transfer. The shares of Bion represent approximately 7.5% of the outstanding shares of Bion as of June 30, 1996.

     The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) as of July 1, 1994. The Company's investment in Bion is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Prior to adopting SFAS 115, the Company's investment in Bion was accounted for at the lower of cost or market.

     The cost and estimated market value of the Company's investment in Bion at June 30, 1996 and 1995 is as follows:


                                             Estimated
                             Unrealized        Market
                  Cost         (Loss)          Value

      1996      $666,667      (255,184)        411,483

      1995      $666,667      (350,142)        316,525

      As of September 13, 1996 the estimated market value of the Company's investment in Bion, based on the quoted bid price of Bions common stock, was $475,000.

(4)   Note Payable by UFG

      At June 30, 1996 and 1995, the note payable by UFG recorded in the accompanying consolidated financial statements represents UFG s obligation under the Snyder Note, which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization (see note 2). The note payable
      bears interest at 18% and was due January 15, 1994.    The
      note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG s ability to fulfill its obligations under the note (see note 2).

      Although the Company is not obligated to make payments on the note, the Company has recorded interest expense pursuant to the terms of the note. Payments of principal and interest by UFG to Snyder are recorded as a reduction of the note and accrued interest payable with a corresponding adjustment to additional paid-in capital. During the year ended June 30, 1995 payments to Snyder by UFG amounted to $230,000.

      As discussed in note 2, the Company believes there is substantial risk that UFG will be unable to perform its obligations under the note and, as a result, the encumbered portion of the Amber shares could be lost, thereby reducing the Company s interest in Amber to 19.74%.

      The net assets and liabilities of Amber included in the accompanying consolidated financial statements are summarized as follow:

                                     June 30,        June 30,
                                      1996             1995

      Assets:

      Current assets               $  152,697         103,809

      Oil and gas properties:
        Undeveloped offshore
          California properties     5,007,086       5,007,086
        Developed onshore
           properties, net            702,473         776,046
                                    5,709,559       5,783,132
      Liabilities:

      Current liabilities           1,314,410       1,189,557

      Net assets                   $4,547,846       4,697,384

      The revenue and expenses of Amber included in the accompanying consolidated financial statements for the years ended June 30, 1996 and 1995 are as follows:

                                        1996           1995


      Revenue                         $841,702        788,619
      Expenses                        (991,240)    (1,401,303)
      Extraordinary
       gain                               -           493,850

      Net loss                       $(149,538)      (118,834)

(5)      Convertible Note Payable

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

(6)     Stockholders  Equity

        Preferred Stock

        The Company has 3,000,000 shares of Preferred Stock authorized, par value $.10 per share, issuable from time to time in one or more series.

        On May 9, 1996, the Company established a series of 1,000 shares of Convertible Preferred Stock designated Series
        C. This stock converts into a number of shares of Common Stock determined by a fraction the numerator of which is $10,000 and the denominator of which is the lesser of $4.50 or 65% of the previous five day average closing price of the corporation's share reported by NASDAQ; provided that if the five day average closing price is less than $3.00 per share then the $3.00 shall be the demoninator.

        On May 17, 1996 and June 6, 1996 the Company sold a total of 160 shares of Series C Convertible Preferred Stock to certain unrelated individuals for $1,600,000.
        Commissions paid on the sale of the preferred stock amounted to $160,000.

        Subsequent to year end, the 160 share of Series C
        Convertible Preferred Stock were converted into 396,601 shares of the Company's common stock.

        Common Stock

        On August 18, 1995, the Company completed a sale of 231,000 shares of the Company's common stock to third parties for $750,000 with net proceeds to the Company of $675,000 after payment of certain fees. Under the purchase agreement the Company has committed to register the shares within 30 days or increase the number of shares by 25,000 with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore, with interest payable at 15% per annum from the date funds were received. During fiscal 1996, in a series of transactions, the redeemable shares were sold privately thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of certain commission) was credited to shareholders' equity.

        During the year ended June 30, 1996, the Company raised
        $639,115 through the issuance of 140,478 shares of the Company's common stock in private transactions.

        The Company received proceeds from the exercise of options to purchase shares of its common stock of $1,664,350 during the year ended June 30, 1996 and $269,963 during the year ended June 30, 1995.

        During the years ended June 30, 1996 and 1995, the Company issued shares of its common stock in exchange for oil and gas properties, for services, and in connection with a settlement agreement. These transactions were recorded at the estimated fair value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

        Incentive Stock Options

        The Company's 1993 Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on May 24, 1993 and ratified and adopted by the shareholders on October 5, 1993. The Company has reserved 500,000 shares of common stock (or 20% of the issued and outstanding shares of common stock of the Company, whichever equates to a greater number of shares during the term of the Incentive
        Plan) for issuance upon the exercise of options granted under the Incentive Plan. Options under the Company's Incentive Plan are immediately exercisable upon issuance.

        Incentive Stock Options

        As of June 30, 1996, the following options were outstanding:

        Options             Exercise             Expiration
      Outstanding            Price                  Date

      330,000                 $1.250                9/21/04
       14,000                  2.500                7/25/05
      200,000                  3.750                6/09/03
       30,000                  5.500                7/25/05
       25,000                  5.625                8/01/00
      223,350                  5.750                8/30/05
       20,000                  5.750                9/26/96
       50,000                  7.000                1/31/02
       25,000                  9.750                8/30/98

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

      On July 25, 1995, the Company's Incentive Plan Committee granted to each of the two officers options to purchase 7,000 shares of common stock at $2.50 per share under the Incentive Plan. The Options are immediately exercisable and expire July 25, 2005. Also on July 25, 1995, each officer surrendered to the Company 7,000 Class D warrants to purchase stock at $2.50 per share owned by them. Stock option expense of $43,750 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of grant for the options granted.

      In July, 1995, the Company's Incentive Plan Committee granted 1,500 options at $1.25 to an employee of the Company. Stock option expense of $7,125 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of grant for the options granted. The options were exercised during the year ended June 30, 1996.

      In addition to options outstanding under the Incentive
      Plan, the following warrants and options were outstanding as of June 30, 1996:

           Number            Exercise          Expiration
         Outstanding          Price               Date

           7,000              $ 1.250           8/08/95 (1)
          20,000                3.500           6/09/03
         100,000                5.500           8/03/97
          50,000                5.500           3/02/98
         200,000                5.750           5/02/97
          50,000                6.000               -   (2)
          50,000                6.000           9/30/97 (3)
         150,000                6.600           8/10/96
          60,000                6.875           2/15/97
         100,000                8.000           8/31/99
         100,000                8.500           8/03/97

 (1) On August 7, 1995, the Company extended the expiration date to thirty days after registration of the underlying shares. The options are held by a director and unrelated consultants. Stock option expense of $29,750 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of the options were extended.

(2) On August 7, 1995, the Company extended the expiration date of these options to thirty days after registration of the underlying shares. The options are held by a director and an unrelated consultant. Stock option expense of $212,500 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of the options were extended.

(3) The 50,000 options granted at $6.00 expire on the later of the original expiration date or thirty days after registration of the underlying shares.

     During fiscal 1996, the Company entered into employment agreements with an employee to assist the Company in assembling and disseminating public information about the Company for a period through January 1997.

     Under the terms of the agreements, the Company issued 47,500 shares of common stock for the above mentioned services.
     The shares were placed in escrow and are released ratably as services are rendered. The fair value of the common stock issued of $287,608 was estimated based on the quoted market price of the common stock at the time it was issued and was charged to unamortized consulting expense. Unamortized consulting expense was recorded as a component of stockholders equity and is being amortized ratably as services are performed.

     Consulting Agreements

     During 1992, the Company entered into an agreement with an unrelated party to consult with the Company in assembling and disseminating public information about the Company for a period ending in December 1994.

     The consultant exercised options to purchase 12,500 shares during the year ended June 30, 1995 for total proceeds of $59,375.

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

     During 1996, the Company entered into consulting agreements with unrelated companies to provide investor and broker services. The fair value of the common stock issued in connection with the agreement of $368,750 was estimated based on the quoted market price of the common stock at the time it was issued and was charged to unamortized consulting expense. Unamortized consulting expense was recorded as a component of stockholders equity and amortized ratably over the period services were provided during 1996.

(7)  Income Taxes

     At June 30, 1996 and 1995, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                            1996         1995
      Deferred tax assets:
         Net operating loss
           carryforwards               $5,098,000     4,173,000
         Allowance for doubtful
           accounts not deductible
              for tax purposes             19,000        19,000
         Consulting fees payable
           to stockholders not
            deductible until paid               -        62,000
         Gross deferred tax assets      5,117,000     4,254,000

         Less valuation allowance     ( 3,317,000)   (2,354,000)
         Net deferred tax assets        1,800,000     1,900,000
      Deferred tax liabilities -
           oil and gas properties,
           principally due to
           differences in basis and
           depreciation and depletion  (1,800,000)   (1,900,000)

      Net deferred tax asset           $    -             -

      No income tax benefit has been recorded for the years ended June 30, 1996 and 1995 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

      At June 30, 1996, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $13,400,000 and $12,000,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1997 through 2011. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $4,100,000 are available only to offset future taxable income of Amber and are further limited to approximately $430,000 per year, determined on a cumulative basis.

(8)   Related Party Transactions

      Accounts Receivable from Officer and Affiliates

      At June 30, 1996, the Company had $116,727 of receivables from affiliates of an officer of the Company primarily for production taxes and other expenses on wells owned by the affiliates and operated by the Company. The amounts are due on open account and are non-interest bearing.

            Transactions with Directors

      The Company has an agreement to grant, on an annual basis, to each non-employee director options to purchase, 7,500 shares of the Company's common stock for services performed during the previous 12 months. The options are granted at an exercise price equal to 50% of the average market prices for the year in which the services are performed.

            Transactions with Other Stockholders

      In connection with the transaction with Ogle described in
      note 2, the Company entered into a consulting agreement with Ogle effective December 1, 1992 which provides for a monthly fee of $10,000 for a period of five years.

      Effective February 24, 1994, Ogle granted the Company an option to acquire working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. In August 1994, the Company issued a warrant to Ogle to purchase 100,000 shares of the Company's common stock for five years at a price of $8 per share in consideration of the agreement by Ogle to extend the expiration date of the option to January 3, 1995.
      On January 3, 1995, the Company exercised the option from Ogle to acquire the working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. Delta paid Ogle $250,000 in 1996 and $250,000 in 1995 and is to pay a minimum of $350,000 annually thereafter until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. Under the terms of the agreement, the Company may reassign the working interests to Ogle upon notice of not more than 14 months nor less than 12 months, thereby releasing the Company of any further obligations to Ogle after the reassignment.
      Until such time as the property has been developed and placed into production, the Company is recording the minimum annual payments under the agreement as an expense, similar to the accounting treatment afforded a delay rental. If and when the property is placed on production, the Company intends to account for the royalty interest retained by the seller in a manner similar to the treatment afforded a royalty interest retained by a landowner.

      On September 5, 1995, the Company acquired certain leases in Jackson County, Colorado from Sunnyside Production Company, LLC ("Sunnyside"), a company in which Ogle is a stockholder, for 26,627 shares of the Company's common stock. This transaction was recorded at Sunnyside's predecessor cost for the portion attributable to Ogle's interest.

      Delta agreed to issue 20,000 shares of its restricted common stock to Bion to induce Bion to enter into an agreement with UFG wherein both Bion and UFG agreed to release Delta and its officers from any claims that either Bion or UFG might have against Delta.

(9)   Commitments

      The Company rents an office in Denver under an operating lease which expires in March 1998. Rent expense, net of sublease rental income, for the years ended June 30, 1996 and 1995 was approximately $69,000 and $62,000, respectively. Future minimum payments under noncancelable operating leases are as follows:

                1997                       $ 104,045
                1998                          83,933
                1999                          29,094
               2000                            8,839

(10)  Disclosures About Capitalized Costs, Cost Incurred and
      Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                       June 30,       June 30,
                                         1996           1995
         Undeveloped offshore
           California properties     $6,786,580       6,786,580
         Undeveloped foreign
           properties                         -         318,840
         Undeveloped onshore
           domestic properties          971,648         498,799
         Developed onshore domestic
           properties                 2,919,451       2,703,762
                                     10,677,679      10,307,981
         Accumulated depreciation
           and depletion             (1,724,140)     (1,366,770)

                                     $8,953,539       8,941,211

     Cost incurred in oil and gas producing activities for the years ended June 30, 1996 and 1995 are as follows:

                                             1996         1995

         Unproved property
          acquisition costs                $472,849     310,500
         Proved property
          acquisition costs                  16,875      71,935
         Development costs                  198,814     296,325
         Exploration costs                  116,681      23,811
                                           $805,219     702,571

      The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 1996 and 1995 were:

                                  1996                1995

                       A           34%                 27%
                       B           27%                 19%
                       C           17%                  -
                       D            -                  15%


(11)  Information Regarding Proved Oil and Gas Reserves
      (Unaudited)

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


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Notes to Consolidated Financial Statements


    (11) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued


    A summary of changes in estimated quantities of proved reserves, net of recoupment gas,  for the years en and 1995 are as follows:


                                                Onshore                    Offshore
                                                  GAS           OIL           GAS           OIL
                                                 (MCF)        (BBLS)         (MCF)        (BBLS)

    Balance at July 1, 1995                     8,945,853       142,609    37,534,993    32,426,179

         Purchases of reserves in place            -             -         24,538,651    24,618,773
         Extension and discoveries                  6,502            13        -             -
         Revisions of quantity estimates       (3,571,359)       (9,545)       -             -
         Sales of properties                     (635,267)       -             -             -
         Production                              (582,844)      (12,261)       -             -
    Balance at June 30, 1995                    4,162,885       120,816    62,073,644    57,044,952

         Purchases of reserves in place         1,320,058        25,273        -             -
         Extension and discoveries                 64,727        -             -             -
         Revisions of quantity estimates          255,700        12,381       366,607       943,768
         Sales of properties                      (33,131)       (3,565)       -             -
         Production                              (499,294)      (10,713)       -             -
    Balance at June 30, 1996                    5,270,945       144,192    62,440,251    57,988,720

    Proved developed reserves:
       June 30, 1994                            4,658,634        61,590        -             -
       June 30, 1995                            2,550,626        43,125        -             -
       June 30, 1996                            3,146,357        47,021        -             -


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY

    Notes to Consolidated Financial Statements, Continued


    (11) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued

    Future net cash flows presented below are computed using year-end prices and costs.
    Future corporate overhead expenses and interest expense have not been included.



                                                                            Offshore
                                                            Onshore        California        Total


        June 30, 1995:

        Future cash inflows                                 $7,483,671     712,615,718     720,099,389
        Future costs:
           Production                                        3,043,357     134,494,357     137,537,714
           Development                                       1,142,281     163,303,136     164,445,417
           Income taxes                                        -           136,491,549     136,491,549

        Future net cash flows                                3,298,033     278,326,676     281,624,709

         10% discount factor                                 1,324,722     234,880,292     236,205,014

        Standardized  measure of discounted future
              net cash flows                                $1,973,311      43,446,384      45,419,695


        June 30, 1996:

        Future cash inflows                                $10,384,701     779,833,105     790,217,806
        Future costs:
           Production                                        4,071,196     203,812,088     207,883,284
           Development                                       1,250,413     166,640,928     167,891,341
           Income taxes                                        -           134,309,964     134,309,964

        Future net cash flows                                5,063,092     275,070,125     280,133,217

         10% discount factor                                 1,819,295     216,969,625     218,788,920

        Standardized  measure of discounted future
              net cash flows                                $3,243,797      58,100,500      61,344,297



    The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 1996 and 1995 are as follows:


                                                              1996            1995

        Beginning of  year                                 $45,419,695      32,574,879

        Sales of oil and gas produced during the
            period, net of production costs                   (605,068)       (759,226)
        Net change in prices and production costs           (1,562,145)       (124,704)
        Changes in estimated future development costs         (731,662)       (133,136)
        Purchase of reserves in place                          701,476      22,899,681
        Extensions, discoveries and improved recovery           77,312           4,616
        Revisions of previous quantity estimates,
             estimated timing of development and other      22,988,710      (5,757,236)
        Net change in income taxes                          (9,422,283)     (6,120,256)
        Sales of reserves in place                             (63,708)       (422,411)
        Accretion of discount                                4,541,970       3,257,488

        End of  year                                       $61,344,297      45,419,695


The standardized measure of discounted future net cash flows relating to proved oil and gas reserve and the changes in standardized measure of discounted future net cash flows relating to proved oil gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities.
Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.
This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.