Form 10QSB
period 1996-09-30
DELTA PETROLEUM CORP/CO
filed 1996-11-14
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

5,014,884 shares of common stock $.01 par value were outstanding as of November 12, 1996.







                              FORM 10-QSB
                                                         1st QTR.
                                                         FY 1997

                                   INDEX


PART I FINANCIAL INFORMATION

                                                             PAGE
                                   NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - September 30, 1996 and
          June 30, 1996 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three Months Ended
          September 30, 1996 and 1995 (unaudited). . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1996 and
          Three Months Ended September 30, 1995 (unaudited). .4

       Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 1996 and 1995 (unaudited). . . . . . .5

       Notes to Consolidated Financial Statements (unaudited) 6


Item 2.   Management's Discussion and Analysis
           Or Plan of Operations . . . . . . . . . . . . . . .9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 15
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 15
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 15
Item 4.   Submission of Matters to a Vote of
            Security Holders. . .  . . . . . . . . . . . . . 15
Item 5.   Other Information. . . . . . . . . . . . . . . . . 15
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 15

    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                               September 30,       June 30,
                                                   1996              1996

ASSETS

Current Assets:
  Cash                                          $1,128,181         1,629,738
  Trade accounts receivable,  net of
    allowance for doubtful accounts of $48,722 at
    September 30, 1996 and June 30, 1996           449,684           377,260
  Other current assets                              10,100            12,100

    Total current assets                         1,587,965         2,019,098


Property and Equipment:
  Oil and gas properties, at cost (using
        the successful efforts method
        of accounting):
    Undeveloped offshore California
             properties                          6,786,580         6,786,580
    Undeveloped onshore domestic properties        971,648           971,648
    Developed onshore domestic properties        3,150,563         2,919,451
  Office furniture and equipment                    78,188            78,188
                                                10,986,979        10,755,867

  Less accumulated depreciation and depletion   (1,886,023)       (1,787,443)

    Net property and equipment                   9,100,956         8,968,424

Investment in Bion Environmental
  Technologies, Inc. (Bion)                        571,439           411,483

Accounts receivable from officer
  and affiliates                                   120,692           116,727

                                               $11,381,052        11,515,732



                                               September  30,     June  30,
                                                  1996              1996

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable trade                          $258,203           304,050
  Other accrued liabilities                         87,729            68,297
  Royalties payable                                611,990           649,835
  Liabilities payable by Underwriters Financial
    (UFG) (the Company's former parent)
     Note payable, including accrued interest    2,669,642         2,669,642

    Total current liabilities                    3,627,564         3,691,824

Stockholders' Equity
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares; none issued        -                     16
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 5,014,884
    shares at September 30, 1996 and
     issued 3,550,882
     shares at June 30, 1996                        50,148            44,882
  Additional paid-in capital                    21,850,210        21,299,784
  Unamortized consulting expense                   (60,000)         (105,000)
  Cumulative unrealized loss                      (118,768)         (255,184)
  Accumulated deficit                          (13,968,102)      (13,160,590)

    Total stockholders' equity                   7,753,488         7,823,908

Commitments and contingencies
                                               $11,381,052        11,515,732

    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)




                                                  Three Months Ended
                                              September 30,    September 30,
                                                   1996             1995


Revenue:
  Oil and gas sales                                $346,651          203,869
  Other revenue                                      62,717           14,072

     Total revenue                                  409,368          217,941


Expenses:
  Lease operating expenses                          113,868           95,329
  Depreciation and depletion                         98,580           78,891
  Exploration expenses                              219,620           14,663
  Abandoned and impaired expense                    180,508          -
  General and administrative                        591,425          351,598
  Stock option expense                               12,879          293,125
  Interest on notes payable                         -                102,893

     Total expenses                               1,216,880          936,499

       Net loss                                   ($807,512)        (718,558)

    Net loss per common share                        ($0.17)           (0.20)

           Weighted average number of common
               shares outstanding                 4,789,408        3,649,698


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1996 and three months ended
    September 30, 1996
    (UNAUDITED)

                                                                                                                  Obligation
                                                      Preferred Stock              Common Stock                   payable in
                                                         Shares         Amount        Shares         Amount      common stock

Balance, July 1, 1995                                  -              $-         3,550,882         35,509         46,400

Unrealized gain on equity securities                   -              -             -              -              -
Shares issued for cash -- preferred stock                 160             16        -              -              -
Commission paid on issuance of preferred stock         -              -             -              -              -
Shares issued for cash - common stock                  -              -            140,478          1,405         -
Shares issued for cash-redeemable common stock         -              -            276,000          2,760         -
Commission paid on issuance of redeemable
  common stock                                         -              -             -              -              -
Capital contributions from UFG                         -              -             -              -              -
Shares issued for cash upon exercise of options        -              -            351,350          3,513         -
Shares issued for undeveloped oil and gas properties   -              -             31,127            311         -
Shares issued for developed oil and gas properties     -              -              5,000             50         -
Stock options granted as compensation                  -              -             -              -              -
Shares issued for services                             -              -            127,046          1,270         -
Amortization of consulting expense                     -              -             -              -              -
Common stock issued for amortization of obligation     -              -              6,400             64        (46,400)
Net loss                                               -              -             -              -              -

Balance, June 30, 1996                                    160             16     4,488,283         44,882         -

Unrealized gain on equity securities                   -              -             -              -              -
Preferred stock converted into common stock              (160)           (16)      396,601          3,966         -
Shares issued for cash upon exercise of options        -              -            129,500          1,295         -
Shares issued for developed oil and gas properties     -              -                500              5         -
Stock options granted as compensation                  -              -             -              -              -
Amortization of consulting expense                     -              -             -              -              -
Net loss                                               -              -             -              -              -

Balance, September 30, 1996                            -              $-         5,014,884         50,148         -


                                                                                    Cumulative
                                                       Additional    Unamortized    unrealized
                                                        paid-in       consulting      gain        Accumulated
                                                        capital        expense        (loss)        deficit         Total


    Balance, July 1, 1995                              15,627,201          -          (350,142)    (9,832,360)     5,526,608

    Unrealized gain on equity securities                   -              -             94,958         -              94,958
    Shares issued for cash -- preferred stock           1,599,984         -             -              -           1,600,000
    Commission paid on issuance of preferred stock       (160,000)        -             -              -            (160,000)
    Shares issued for cash - common stock                 637,710         -             -              -             639,115
    Shares issued for cash-redeemable common stock        747,240         -             -              -             750,000
    Commission paid on issuance of redeemable
      common stock                                        (75,000)        -             -              -             (75,000)
    Capital contributions from UFG                         62,098         -             -              -              62,098
    Shares issued for cash upon exercise of options     1,660,837         -             -              -           1,664,350
    Shares issued for undeveloped oil and gas properties  115,290         -             -              -             115,601
    Shares issued for developed oil and gas properties     16,825         -             -              -              16,875
    Stock options granted as compensation                 365,977         -             -              -             365,977
    Shares issued for services                            655,286       (656,556)       -              -              -
    Amortization of consulting expense                     -             551,556        -              -             551,556
    Common stock issued for amortization of obligation     46,336         -             -              -              -
    Net loss                                               -              -             -          (3,328,230)    (3,328,230)

    Balance, June 30, 1996                             21,299,784       (105,000)     (255,184)   (13,160,590)     7,823,908

    Unrealized gain on equity securities                   -              -            136,416         -             136,416
    Preferred stock converted into common stock            (3,950)        -             -              -              -
    Shares issued for cash upon exercise of options       539,893         -             -              -             541,188
    Shares issued for developed oil and gas properties      1,604         -             -              -               1,609
    Stock options granted as compensation                  12,879         -             -              -              12,879
    Amortization of consulting expense                     -              45,000        -              -              45,000
    Net loss                                               -              -             -            (807,512)      (807,512)

    Balance, September 30, 1996                        21,850,210        (60,000)     (118,768)   (13,968,102)     7,753,488


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                 Three Months Ended
                                               September 30,   September 30,
                                                      1996            1995



    Net cash used in operating activities         ($809,277)       (608,476)

    Cash flows from investing activities:
        Additions to property and equipment        (229,503)        (72,111)

    Net cash used in investing activities          (229,503)        (72,111)

    Cash flows from financing activities:
        Stock issued for cash upon
            exercise of options                     541,188         478,044
        Payment of notes payable                       -           (100,000)
        Issuance of common stock for cash              -             20,280
        Issuance of redeemble common stock             -            750,000
        Commission paid on issuance of redeemable
          common stock                                 -            (75,000)
        Increase in accounts receivable from
                       officer and affiliates        (3,965)         (4,128)

    Net  cash provided by financing activities      537,223       1,069,196

    Net (decrease) increase in cash                (501,557)        388,609

    Cash at beginning of period                   1,629,738          55,833

    Cash at end of period                        $1,128,181         444,442

    Supplemental cashflow information:
    Cash paid for interest                             -               -

    Non-cash financing activities:
    Stock issued for oil and gas properties          $1,609          99,851

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 1996 and 1995
(Unaudited)

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

(2)  Investments

     The Company adopted Statement of Financial Standards No. 115 as of July 1, 1994. The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During first quarter fiscal 1997, the Company exchanged a $23,540 receivable for 7,846 shares of Bion's common stock.

     The cost and estimated fair market value of its investment in Bion at September 30, 1996 and June 30, 1996 are as follows:

                                                        Estimated
                                       Unrealized         Market
                              Cost        (Loss)          Value

September 30, 1996        $690,207     (118,768)         571,438

June 30, 1996             $666,667     (255,184)         411,483

(3)  Contingencies

     Investment in Offshore California Property:

     The Company has an investment in certain undeveloped offshore California properties of $6,786,580 at September 30, 1996. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

     Investment in Amber - Note Payable by UFG:

     A portion of the shares of Amber Resources Company, a majority owned subsidiary of the Company, are pledged to secure a note payable by the Company's former parent, Underwriters Financial Group ("UFG") which note is currently in default on December 11, 1995, UFG filed Chapter 11 bankruptcy protection with the United States Bankruptcy Court Fourth Southern District of New York. There exists an uncertainty as to whether the Company's former parent has the ability to ultimately repay or otherwise satisfy the obligation. If the encumbered portion of the Amber shares were lost the company's interest in Amber would be reduced from 91.68% to 19.74%. The ultimate outcome of the matter cannot presently be determined. Accordingly, the financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares.

     At September 30, 1996 and June 30, 1996, the note payable recorded in the accompanying financial statements represents UFG's obligation under the Snyder Note, which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization. The note payable bears interest at 18% and was due January 15, 1995. The note is currently in default. Past due amounts accrued interest at 18% per year through June 30, 1996. The Company did not record interest expense related to the UFG note to Snyder Oil Corporation ("SOCO") during the first quarter of fiscal 1997 because bankruptcy rules preclude SOCO from recovering post-petition interest on its claim against UFG. SOCO is listed by UFG as an unsecured creditor in the Schedules and Statements of Affairs filed by UFG with the Bankruptcy Court. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the note.

     The net assets and liabilities of Amber included in the accompanying consolidated financial statements as of September
30, 1996 are summarized as follows:

    Assets:
     Current Assets                                  $   115,789
     Oil and gas properties:
       Undeveloped offshore California properties      5,006,276
       Developed onshore properties, net               1,441,210
                                                       6,447,486
     Accumulated depreciation and depletion             (768,480)

     Net oil and gas properties                        5,679,006

       Total Assets                                    5,794,795

    Liabilities -
     Current liabilities                               1,362,197

       Net assets                                    $ 4,432,598

    The revenue and expenses of Amber included in the accompanying consolidated financial statements for the three months ended September 30, 1996 are as follows:

    Revenue                                            $ 210,937
    Expenses                                           ( 326,185)

    Net loss                                         $  (115,248)

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

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG
Agreement. On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta's common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG would have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of November 12, 1996, the registration statement has not been declared effective. An escrow would be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

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

     Liquidity and Capital Resources.

     At September 30, 1996, the Company had a working capital deficit of $2,039,599 compared to a working capital deficit of $1,672,726 at June 30, 1996. The Company's working capital deficit is in part a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,669,642 which is non recourse to Delta and which are payable by its former parent, UFG.
Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

          The Company's current liabilities include royalties payable of $611,990 at September 30, 1996 which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against Amber by royalty owners for amounts due for prior production. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     The Company received the proceeds from the exercise of options to purchase shares of its common stock for $541,188 during the three months ended September 30, 1996.

          After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three months ended September 30, 1996 of $807,512 compared to a net loss of $718,558 for the three months ended
September 30, 1995.

     Revenue. Total revenue for the three month period ended September 30, 1996 was $409,368 compared to $217,941 for the
three months ended September 30, 1995.   Oil and gas
sales for the three months ended September 30, 1996 were $346,651 compared to $203,869 for the three months ended September 30, 1995. The Company's oil and gas sales were impacted by an increase in oil and gas prices, the recovery of production attributable to underbalanced positions and an increase in production from newly drilled and recompleted wells.

     Production volumes and average prices received for the three month period ended September 30, 1996 and 1995 are as follows:

                                  Three Months Ended
                                     September 30,
                                 1996           1995

Production:
     Oil (barrels)                2,861          2,153
     Gas (Mcfs)                 156,367        116,795

Average Price:
     Oil (per barrel)            $18.24         $16.50
     Gas (per Mcf)                $1.88          $1.44


     Lease Operating Expenses.  Lease operating expenses were
$113,868 and $95,329 for the three months ended September 30, 1996 and 1995, respectively. On a MCF equivalent basis, production expenses and taxes were $.66 and $.73, respectively, during the three months period ended September 30, 1996 and 1995.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended September 30, 1996
and 1995, respectively, were $98,580 and $78,891.   On a
MCF equivalent basis, depreciation and depletion expense were $.57 and $.61, respectively, per Mcf equivalent during the three months period ended September 30, 1996 and 1995.

     Exploration Expense. The Company recorded exploration of oil and gas properties of $219,620 and $14,663 for the three ended September 30, 1996 and 1995, respectively. The increase in exploration costs can be attributed to the Company's participation in the shooting of 3-D seismic on two prospects in Northern California.

     Abandoned and impaired. The company recorded an expense for abandonment and impairment of oil and gas properties of $180,508 for the three months ended September 30, 1996. There were no abandonment and impairment expenses by the company for the same periods in 1995.

     General and Administrative Expenses.   General and
administrative expenses for the three months ended September 30, 1996 were $591,425 compared to $351,598 for the three months ended September 30, 1995. General and Administrative expenses increased from the prior year as a result of an increase in broker and shareholder relations expense to attempt to create a more liquid trading market for the Company's common stock.

     Interest on Notes Payable. Interest on notes payable was $102,893 for the three months ended September 30, 1995. Interest expense includes interests on the Company's convertible note payable issued in November 1992 and paid in full during the first quarter of fiscal 1996 and interest on the Snyder Note which was recorded in October 1992. The Company did not record interest expense related to the UFG note to Snyder Oil Corporation ("SOCO") during the first quarter of fiscal 1997 because bankruptcy rules preclude SOCO from recovering post-petition interest on its claim against UFG. SOCO is listed by UFG as an unsecured creditor in the Schedules and Statements of Affairs filed by UFG with the Bankruptcy Court.

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

     The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's oil and gas revenue during the three months ended September 30,
1996 amounted to approximately $175,000 which constituted approximately 50% of the Company's consolidated oil and gas revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be 5,300 Bbls of oil and 1.85 Bcf of gas. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are
estimated to be 10,162,000 Bbls of oil and 14.38 Bcf of gas.   A
loss of the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company (see Note 4 to the "Consolidated Financial Statements).

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

Item 4.   Submission of Matters to a Vote of Security Holders.
None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27. Financial Data Schedule.

          (b) Reports on Form 8-K:
               Form 8-K dated November 1, 1996; Item 5. Other Events; Item 7. Financial Statements and Exhibits Form 8-K dated October 10, 1996; Item 5. Other Events; Item 7. Financial Statements and Exhibits


                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DELTA PETROLEUM CORPORATION
                              (Registrant)


                               s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman of the Board, Treasurer
                              and Chief Financial Officer

                               s/Kevin K. Nanke
                              Kevin K. Nanke, Controller and
                              Principal Accounting Officer



Date: November 12, 1996


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