Form 10QSB
period 1996-12-31
DELTA PETROLEUM CORP/CO
filed 1997-02-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1996

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

5,149,634 shares of common stock $.01 par value were outstanding as of February 10, 1997.

                                             FORM 10-QSB
                                             2nd QTR.
                                             FY 1997

                                   INDEX


PART I FINANCIAL INFORMATION


                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - December 31, 1996 and
          June 30, 1996 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 1996 and 1995 (unaudited) . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1996 and
          Six Months Ended December 31, 1996 (unaudited) . . .5

       Consolidated Statements of Cash Flows -
          Six Months Ended
          December 31, 1996 and 1995 (unaudited) . . . . . . .6

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



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                              December 31,        June 30,
                                                  1996              1996

    ASSETS

    Current Assets:
      Cash                                           $948,117     1,629,738
      Trade accounts receivable,  net of
        allowance for doubtful accounts
        of $48,722 at December 31, 1996
        and June 30, 1996                             558,523       377,260
      Other current assets                             10,100        12,100

        Total current assets                        1,516,740     2,019,098

    Property and Equipment:
      Oil and gas properties, at cost (using
            the successful efforts method
            of accounting):
        Undeveloped offshore California
                 properties                          6,959,830     6,786,580
        Undeveloped onshore domestic properties      1,133,200       971,648
        Developed onshore domestic properties        3,236,730     2,919,451
      Office furniture and equipment                    78,188        78,188
                                                    11,407,948    10,755,867

      Less accumulated depreciation and depletion  (1,966,846)    (1,787,443)

        Net property and equipment                   9,441,102     8,968,424

    Investment in Bion Environmental
      Technologies, Inc. (Bion)                        731,106       411,483

    Accounts receivable from affiliates                121,437       116,727

                                                   $11,810,385    11,515,732


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY

    CONSOLIDATED BALANCE SHEETS, CONTINUED
    (UNAUDITED)

                                                December 31,        June  30,
                                                    1996              1996

    LIABILITIES AND STOCKHOLDERS' EQUITY


    Current  Liabilities:
      Accounts payable trade                       346,544           304,050
      Other accrued liabilities                     39,475            68,297
      Royalties payable                            574,191           649,835
      Liabilities payable by Underwriters
        Financial (UFG)
        (the Company's former parent)
      Note payable, including accrued interest   2,669,642         2,669,642

        Total current liabilities                3,629,852         3,691,824

    Stockholders' Equity
      Preferred stock, $.10 par value;
        authorized 3,000,000 shares; 160 issued
        at June 30, 1996                                -                 16
      Common stock, $.01 par value;
        authorized 300,000,000 shares,
        issued 5,117,634
        shares, at December 31, 1996
        and 4,488,283
        issued shares at June 30, 1996              51,176            44,882
      Additional paid-in capital                22,224,558        21,299,784
      Unamortized consulting expense               (15,000)         (105,000)
      Cumulative unrealized loss                    40,899          (255,184)
      Accumulated deficit                      (14,121,100)      (13,160,590)

        Total stockholders' equity               8,180,533         7,823,908

    Commitments and contingencies
                                               $11,810,385        11,515,732


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                      Three Months Ended
                                               December 31,     December 31,
                                                   1996             1995
    Revenue:


      Oil and gas sales                          $432,698          255,417
      Other revenue                                58,116           14,914

         Total revenue                            490,814          270,331

    Expenses:

      Lease operating expenses                    134,736           97,961
      Depreciation and depletion                   80,823           52,923
      Exploration expenses                         70,114           20,148
      General and administrative                  346,982          735,813
      Stock option expense                         11,157              -
      Interest on notes payable                        -           108,172

         Total expenses                           643,812        1,015,017

      Net loss                                  ($152,998)        (744,686)

      Loss per common share                        ($0.03)           (0.18)

      Weighted average number of common
        shares outstanding                      5,037,998        4,093,474


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                      Six Months Ended
                                               December 31,     December 31,
                                                  1996             1995
    Revenue:

      Oil and gas sales                          $779,349          459,286
      Other revenue                               120,833           28,986

         Total revenue                            900,182          488,272

    Expenses:

      Lease operating expenses                    248,604          193,290
      Depreciation and depletion                  179,403          131,814
      Exploration expenses                        289,734           34,811
      Abandoned and impaired properties           180,508          -
      General and administrative                  938,407        1,087,411
      Stock option expense                         24,036          293,125
      Interest on notes payable                        -           211,065

         Total expenses                         1,860,692        1,951,516

      Net loss                                  ($960,510)      (1,463,244)


      Loss per common share                        ($0.20)           (0.38)

       Weighted average number of common
        shares outstanding                      4,914,076        3,871,586

    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1996 and six months ended
    December 31, 1996
    Unaudited)


                                                                                                              Obligation
                                                      Preferred Stock                  Common Stock         payable in
                                                  Shares           Amount       Shares         Amount       common stock

Balance, July 1, 1995                                  -              $-         3,550,882         35,509         46,400

Unrealized gain on equity securities                   -              -             -              -              -
Shares issued for cash -- preferred stock                 160             16        -              -              -
Commission paid on issuance of preferred stock         -              -             -              -              -
Shares issued for cash - common stock                  -              -            140,478          1,405         -
Shares issued for cash-redeemable common stock         -              -            276,000          2,760         -
Commission paid on issuance of redeemable
  common stock                                         -              -             -              -              -
Capital contributions from UFG                         -              -             -              -              -
Shares issued for cash upon exercise of options        -              -            351,350          3,513         -
Shares issued for undeveloped oil and gas properties   -              -             31,127            311         -
Shares issued for developed oil and gas properties     -              -              5,000             50         -
Stock options granted as compensation                  -              -             -              -              -
Shares issued for services                             -              -            127,046          1,270         -
Amortization of consulting expense                     -              -             -              -              -
Common stock issued for amortization of obligation     -              -              6,400             64        (46,400)
Net loss                                               -              -             -              -              -

Balance, June 30, 1996                                    160             16     4,488,283         44,882         -

Unrealized gain on equity securities                   -              -             -              -              -
Preferred stock converted into common stock              (160)           (16)      396,601          3,966         -
Shares issued for cash upon exercise of options        -              -            169,250          1,693         -
Shares issued for undeveloped oil and gas properties   -              -             63,000            630         -
Shares issued for developed oil and gas properties     -              -                500              5         -
Stock options granted as compensation                  -              -             -              -              -
Amortization of consulting expense                     -              -             -              -              -
Net loss                                               -              -             -              -              -

Balance, December  31, 1996                            -              $-         5,117,634         51,176         -


                                                                                Cumulative
                                                   Additional    Unamortized    unrealized
                                                    paid-in       consulting      gain        Accumulated
                                                    capital        expense        (loss)        deficit         Total

Balance, July 1, 1995                              15,627,201          -          (350,142)    (9,832,360)     5,526,608

Unrealized gain on equity securities                   -              -             94,958         -              94,958
Shares issued for cash -- preferred stock           1,599,984         -             -              -           1,600,000
Commission paid on issuance of preferred stock       (160,000)        -             -              -            (160,000)
Shares issued for cash - common stock                 637,710         -             -              -             639,115
Shares issued for cash-redeemable common stock        747,240         -             -              -             750,000
Commission paid on issuance of redeemable
  common stock                                        (75,000)        -             -              -             (75,000)
Capital contributions from UFG                         62,098         -             -              -              62,098
Shares issued for cash upon exercise of options     1,660,837         -             -              -           1,664,350
Shares issued for undeveloped oil and gas properties  115,290         -             -              -             115,601
Shares issued for developed oil and gas properties     16,825         -             -              -              16,875
Stock options granted as compensation                 365,977         -             -              -             365,977
Shares issued for services                            655,286       (656,556)       -              -              -
Amortization of consulting expense                     -             551,556        -              -             551,556
Common stock issued for amortization of obligation     46,336         -             -              -              -
Net loss                                               -              -             -          (3,328,230)    (3,328,230)

Balance, June 30, 1996                             21,299,784       (105,000)     (255,184)   (13,160,590)     7,823,908

Unrealized gain on equity securities                   -              -            296,083         -             296,083
Preferred stock converted into common stock            (3,950)        -             -              -              -
Shares issued for cash upon exercise of options       730,464         -             -              -             732,157
Shares issued for undeveloped oil and gas properties  172,620         -             -              -             173,250
Shares issued for developed oil and gas properties      1,604         -             -              -               1,609
Stock options granted as compensation                  24,036         -             -              -              24,036
Amortization of consulting expense                     -              90,000        -              -              90,000
Net loss                                               -              -             -            (960,510)      (960,510)

Balance, December 31, 1996                         22,224,558        (15,000)       40,899    (14,121,100)     8,180,533

    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                       Six Months Ended
                                              December 31,       December 31,
                                                   1996               1995

Net cash used in operating activities             ($931,846)     (1,078,143)

Cash flows from investing activities:
    Additions to property and equipment            (477,222)       (170,598)

Net cash (used in) provided by
    investing activities                           (477,222)       (170,598)

Cash flows from financing activities:
    Stock issued for cash upon exercise
     of options                                     732,157         992,913
    Payment of notes payable                              -        (100,000)
    Issuance of common stock for cash                     -          89,115
    Issuance of redeemble common stock                    -         750,000
    Commission paid on issuance of redeemable
      common stock                                        -         (75,000)
    (Increase) Decrease in accounts
      receivable from officer and affiliates          (4,710)         5,557

Net cash provided by financing activities            727,447      1,662,585

Net (decrease) increase in cash                     (681,621)       413,844

Cash at beginning of period                        1,629,738         55,833

Cash at end of period                               $948,117        469,677

Supplemental cashflow information:
Cash paid for interest                                     -         $2,420

Non-cash financing activities:
Stock issued for oil and gas properties             $174,859        132,476


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 1996 and 1995
(Unaudited)

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

     The cost and estimated fair market value of its investment in Bion at December 31, 1996 and June 30, 1996 are as follows:

                                                      Estimated
                                      Unrealized        Market
                           Cost      Gain/(Loss)        Value

December 31, 1996         $690,207      40,899          731,106

June 30, 1996             $666,667    (255,184)         411,483

(3)  Contingencies

     Investment in Offshore California Property:

     The Company has an investment in certain undeveloped offshore California properties of $6,959,830 at December 31, 1996. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The
Company's ability to realize its investment in the offshore
California properties is dependent on its ability to develop the properties or to farmout or sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

     Investment in Amber - Note Payable by UFG:

     A portion of the shares of Amber Resources Company, a
majority owned subsidiary of the Company, are pledged to secure a note payable by the Company's former parent,
Underwriters Financial Group, Inc. ("UFG") which note is
currently in default.   On December 11, 1995, UFG filed Chapter
11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York.  There exists an
uncertainty as to whether the Company's former parent's has the ability to ultimately repay or otherwise satisfy the obligation.
If the encumbered portion of the Amber shares were lost the
company's interest in Amber would be reduced from 91.68% to
19.74%.  The ultimate outcome of the matter cannot presently be determined.  Accordingly, the financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the
Company were otherwise unable to satisfy the obligation and
retain the shares.

     At December 31, 1996 and June 30, 1996, the note payable recorded in the accompanying financial statements represents
UFG's obligation to Snyder Oil Corporation (the
"Snyder Note"), which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization. The note payable bears interest at 18% and was due January 15, 1995. The note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the note.

     The net assets and liabilities of Amber included in the accompanying consolidated financial statements as of December 31, 1996 are summarized as follows:

Assets:
 Current Assets                                      $   177,925
 Oil and gas properties:
 Undeveloped offshore California properties            5,006,276
 Developed onshore properties, net                     1,446,949
                                                       6,453,225
     Accumulated depreciation and depletion             (809,676)

     Net oil and gas properties                        5,643,549

       Total Assets                                    5,821,474

    Liabilities -
     Current liabilities                               1,320,920

       Net assets                                     $4,500,554

    The revenue and expenses of Amber included in the accompanying consolidated financial statements for the six months ended December 31, 1996 are as follows:

    Revenue                                         $   476,731
    Expenses                                           (524,023)

    Net loss                                         $  (47,292)


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

     UFG followed the full cost method of accounting for its oil and gas properties. The predecessor cost of the producing properties transferred was adjusted to conform to the Company's policy of accounting for oil and gas properties under the successful efforts method of accounting. The predecessor cost of each oil and gas property as further adjusted, if necessary, to reduce the amount recorded to the estimated fair value of the oil and gas reserves attributable to the property, if less than the adjusted predecessor cost of the property.

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling
$1,325,175. On April 14, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The
Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG
Agreement. On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta's common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. As of February 10, 1996, the registration statement has been filed with the SEC but has not yet been declared effective. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

     Certain of the oil and gas properties transferred had been pledged by UFG to secure existing indebtedness, which indebtedness remained an obligation of UFG under the terms of the UFG Agreement. To the extent the existing secured indebtedness on a particular property property exceeded its adjusted predecessor cost, the transfer of the property was recorded in the accompanying financial statements at its adjusted predecessor cost and a liability was recorded in an amount equal to the asset recorded. To the extent the existing secured indebtedness on a particular property was less than the adjusted predecessor cost, the property was recorded at this adjusted predecessor cost, the related liability was recorded and the net amount was reflected as a capital contribution by UFG. Subsequent payments by UFG which reduce the liabilities recorded by the Company are recorded as a reduction of the liability and a capital contribution.

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

     Liquidity and Capital Resources.

     At December 31, 1996, the Company had a working capital deficit of $2,113,112 compared to a working capital deficit of $1,672,726 at June 30, 1996. The decrease in working capital from June 30, 1996 to December 31,1996 can be attributed to the increase in oil and gas drilling including exploration costs attributable to the shooting of 3-D seismic on two prospects in Northern California. The Company's working capital deficit is also in part a result of the note payable to Snyder
Oil Corporation ("Snyder") of $2,669,642 which is nonrecourse to Delta and which is payable by its former parent, UFG. Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future
Operations" below).

     Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future
Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

     The Company's current liabilities also include royalties payable in suspense which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against Amber by royalty owners for amounts due for prior production. The
Company's current liabilities also include royalties payable on recoupment gas produced on certain wells owned by Amber. The
Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts wouldreduce the amounts owed by the Company.
To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions in the state of Oklahoma is five years. The statue of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

     The Company believes that is unlikely that all claims that might be made for payment of the royalties payable would be made at one time. Further, Amber rather than Delta, would be directly liable for payment of any such claims. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

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

     The Company received the proceeds from the exercise of options to purchase shares of its common stock for $732,157 during the six months ended December 31, 1996.

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three and six months ended December 31, 1996 of $152,998 and
$960,510 compared to a net loss of $744,686 and
$1,463,244 for the three and six months ended December 31, 1995.

     Revenue.  Total revenue for the three and six months ended
December 31, 1996 were $490,814 and $900,182 compared to $270,331 and $488,272 for the three and six months ended
December 31, 1995, respectively.   Oil and gas sales for the
three and six months ended December 31, 1996 were $432,698 and
$779,349 compared to $255,417 and $459,286 for the
three and six months ended December 31, 1995, respectively.  The
Company's oil and gas sales were impacted by an increase in oil and gas prices, the recovery of production attributable to
underbalanced positions and an increase in production from newly drilled and recompleted wells.

     Production volumes and average prices received for the three and six months ended December 31, 1996 and 1995 are as follows:

                    Three Months Ended         Six Months Ended
                          December 31,           December 31,
                    1996           1995        1996         1995
Production:
 Oil (barrels)      2,187          2,221       4,721       4,374
 Gas (Mcfs)       175,962        125,477     326,379     242,272
Average Price:
 Oil (per barrel)  $21.92         $15.72      $21.21      $16.14
 Gas (per Mcf)     $ 2.18          $1.76       $2.08       $1.60

     Lease Operating Expenses.  Lease operating expenses were
$134,736 and $248,604  for the three and six months ended
December 31, 1996 and $97,961 and $193,290 for the three and six months ended December 31, 1995, respectively. On a Mcf equivalent basis, lease operating expenses were $.71 and $.70, respectively, per Mcf equivalent during the three and six months ended December 31, 1996 compared to $.71 and $.72, respectively, per Mcf equivalent for the same periods in 1995.

     Depreciation and Depletion Expense.  Depreciation and
depletion expense for the three and six months ended December 31,
1996 were $80,823 and $179,4038 compared to $52,923
and $131,814 for the same period in 1995.   On a Mcf equivalent
basis, depreciation and depletion expense were $.43 and $.51, respectively, per Mcf equivalent during the three and six
months ended December 31, 1996 compared to $.38 and $.49,
respectively, per Mcf equivalent for the same periods in 1995.
The increase in Depreciation and Depletion expense can be attributable to the increase in production of oil and
gas during the three and six months ended December 31, 1996.

     Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $180,508 relating to a dry hole for the six months ended December 31, 1996. There were no abandonment and impairment expenses by the company for the same periods in 1995.

     Exploration Expenses.   Exploration expenses consist of
geological and geophysical costs and lease rentals.  Exploration expenses for the three and six months ended December 31, 1996 were $70,114 and $289,734 compared to $20,148 and $34,811 for the same period in 1995. The increase in exploration costs can be attributed to the Company s participation in the shooting
of 3-D seismic on two prospects in Northern California.

     General and Administrative Expenses.   General and
administrative expenses for the three and six months ended
December 31, 1996 were $346,982 and $938,407
compared to $735,813 and $1,087,411 for the same periods in 1995.
General and Administrative expenses decreased
from 1995 to 1996 primarily because of the Company's decreased level of investor and broker relation costs.

     Interest on Notes Payable. Interest on notes payable were $108,172 and $211,065 for the three and six months ended
December 31, 1995. Interest expense had included interest on the Company's convertible note payable issued in November 1992 and paid in full during the first quarter of fiscal 1996 and interest on the UFG note to Snyder Oil Corporation ("SOCO").
During the first quarter of fiscal 1997, the Company ceased accruing interest for the UFG Note because bankruptcy rules preclude SOCO from recovering post-petition interest on its claim against UFG. SOCO is listed by UFG as an unsecured creditor in the Schedules and Statements of Affairs filed by UFG with the Bankruptcy Court.

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

     On December 11, 1995, UFG filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. Delta's position and alternative courses of action are being reviewed by its management and legal counsel.

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

     The Company's Offshore California proved undeveloped reserves are attributable to its interests in four federal units
(plus one additional lease) located offshore California near
Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will also be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

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

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27. Financial Data Schedule.

          (b) Reports on Form 8-K:

               Form 8-K dated November 1, 1996; Item 5. Other
               Events and Item 7. Financial Statements and
               Exhibits.

               Form 8-K dated January 7, 1997; Item 5. Other
               Events and Item 7. Financial Statements and Exhibits.


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



Date: February 12, 1997

                                   INDEX

(2)  Plan of Acquisitions, Reorganization, Arrangement,
Liquidation, or Succession.    Not applicable.

(3)  Articles of Incorporation and By-laws. The Articles of
Incorporation and Articles of Amendment to Articles of Incorporation and By-laws of the Registrant were filed as Exhibits 3.1, 3.2, and 3.3, respectively, to the Registrant's Form 10 Registration
Statement under the Securities and Exchange Act of 1934, filed September 9, 1987, with the Securities and Exchange Commission and are incorporated herein by reference. Statement of Designation and Determination of Preferences of Series A Convertible
Preferred Stock of Delta Petroleum Corporation is incorporated by Reference to Exhibit
28.3 of the Current Report on Form 8-K dated June 15, 1988.
Statement of Designation and Determination of Preferences of Series B Convertible Preferred Stock of Delta
Petroleum Corporation is incorporated by reference to
Exhibit 28.1 of the Current Report
on Form 8-K dated August 9, 1989. Statement of Designation and Determination of Preferences of Series C Convertible
Preferred Stock of Delta Petroleum Corporation is incorporated by reference to Exhibit 4.1 of the Current
Report on Form 8-K dated June 7, 1996.

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


