Form 10QSB
period 1997-03-31
DELTA PETROLEUM CORP/CO
filed 1997-05-15
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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

5,141,784 shares of common stock $.01 par value were outstanding as of May 10, 1997.

                                               FORM 10-QSB
                                                   3rd QTR
                                                   FY 1997

                                   INDEX


PART I FINANCIAL INFORMATION


                                                          PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - March 31, 1997 and
          June 30, 1996 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Nine Months Ended
          March 31, 1997 and 1996 (unaudited). . . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1996 and
          Nine Months Ended March 31, 1997 (unaudited) . . . .5

       Consolidated Statements of Cash Flows -
          Nine Months Ended
          March 31, 1997 and 1996 (unaudited). . . . . . . . .6

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
Item 5.   Other Information. . . . . . . . . . . . . . . . . 17
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 17


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                 March 31,         June 30,
                                                  1997              1996

ASSETS

Current Assets:
 Cash                                            $427,976         1,629,738
 Trade accounts receivable, net of
   allowance for doubtful accounts of $48,722
   at March 31, 1997 and June 30, 1996            511,840           377,260
 Other current assets                              10,100            12,100

   Total current assets                           949,916         2,019,098


Property and Equipment:
 Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
   Undeveloped offshore California
            properties                          6,959,830         6,786,580
   Undeveloped onshore domestic properties      1,187,508           971,648
   Developed onshore domestic properties        3,341,199         2,919,451
 Office furniture and equipment                    80,446            78,188
                                               11,568,983        10,755,867

 Less accumulated depreciation and depletion   (2,038,059)       (1,787,443)

   Net property and equipment                   9,530,924         8,968,424

Investment in Bion Environmental
 Technologies, Inc. (Bion)                        745,671           411,483

Accounts receivable from officer
 and affiliates                                   124,144           116,727

                                              $11,350,655        11,515,732


                                                 March 31,         June  30,
                                                   1997              1996

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable trade                          $500,255           304,050
  Other accrued liabilities                         55,346            68,297
  Royalties payable                                521,579           649,835
  Liabilities payable by Underwriters Financial
   Group (UFG) (the Company's former parent)
      Note payable, including accrued interest   2,669,642         2,669,642

    Total current liabilities                    3,746,822         3,691,824

  Stockholders' Equity
   Preferred stock, $.10 par value;
    authorized 3,000,000 shares; none issued        -                     16
   Common stock, $.01 par value;
    authorized 300,000,000 shares, issued 5,137,714
    shares at March 31, 1997 and 4,488,283
    at June 30, 1996                                51,376            44,882
  Additional paid-in capital                    22,273,379        21,299,784
  Unamortized consulting expense                    -               (105,000)
  Cumulative unrealized loss                        28,374          (255,184)
  Accumulated deficit                          (14,749,296)      (13,160,590)

    Total stockholders' equity                   7,603,833         7,823,908

    Commitments and contingencies
                                               $11,350,655        11,515,732


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                      Three Months Ended
                                                  March 31,        March 31,
                                                     1997             1996
Revenue:


Oil and gas sales                                $448,772          347,791
Other revenue                                      67,710           10,882

 Total revenue                                    516,482          358,673

Expenses:

 Lease operating expenses                         158,340          166,162
 Depreciation and depletion                        71,213           58,827
 Exploration expenses                              51,191           14,312
 Abandoned and impaired properties                 21,718              -
 Minimum royalty-related party                    350,000          250,000
 General and administrative                       482,819          398,084
 Stock option expense                               9,397              -
 Interest on notes payable                           -             111,634

         Total expenses                         1,144,678          999,019


      Net loss                                  ($628,196)        (640,346)


      Loss per common share:                       ($0.12)           (0.15)

 Weighted average number of common
   shares outstanding                           5,122,216        4,274,810


    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                       Nine Months Ended
                                                  March 31,        March 31,
                                                     1997             1996
Revenue:

Oil and gas sales                               $1,228,121          807,077
Other revenue                                      188,543           39,868

   Total revenue                                 1,416,664          846,945

    Expenses:

Lease operating expenses                           406,944          359,452
Depreciation and depletion                         250,616          190,641
Exploration expenses                               340,925           49,123
Abandoned and impaired properties                  202,226          -
Minimum royalty-related party                      350,000          250,000
General and administrative                       1,421,226        1,485,495
Stock option expense                                33,433          293,125
Interest on notes payable                             -             322,699

         Total expenses                          3,005,370        2,950,535

      Net loss                                 ($1,588,706)      (2,103,590)


      Loss per common share:                        ($0.32)           (0.53)

    Weighted average number of common
         shares outstanding                      4,982,443        4,004,384


    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1996 and nine months ended
    March 31, 1997
    Unaudited)

                                                                                                           Obligation
                                                       Preferred Stock             Common Stock             payable in
                                                    Shares        Amount        Shares        Amount       common stock

Balance, July 1, 1995                                  -             $-         3,550,882        35,509        46,400

Unrealized gain on equity securities                   -             -             -             -             -
Shares issued for cash -- preferred stock                 160            16        -             -             -
Commission paid on issuance of preferred stock         -             -             -             -             -
Shares issued for cash - common stock                  -             -            140,478         1,405        -
Shares issued for cash-redeemable common stock         -             -            276,000         2,760        -
Commission paid on issuance of redeemable
  common stock                                         -             -             -             -             -
Capital contributions from UFG                         -             -             -             -             -
Shares issued for cash upon exercise of options        -             -            351,350         3,513        -
Shares issued for undeveloped oil and gas properties   -             -             31,127           311        -
Shares issued for developed oil and gas properties     -             -              5,000            50        -
Stock options granted as compensation                  -             -             -             -             -
Shares issued for services                             -             -            127,046         1,270        -
Amortization of consulting expense                     -             -             -             -             -
Common stock issued for amortization
   of obligation payable                               -             -              6,400            64       (46,400)
Net loss                                               -             -             -             -             -

Balance, June 30, 1996                                    160            16     4,488,283        44,882        -

Unrealized gain on equity securities                   -             -             -             -             -
Preferred stock converted into common stock              (160)          (16)      396,601         3,966        -
Shares issued for cash upon exercise of options        -             -            185,900         1,859        -
Shares issued for undeveloped oil and gas properties   -             -             63,000           630        -
Shares issued for developed oil and gas properties     -             -                500             5        -
Stock options granted as compensation                  -             -             -             -             -
Shares issued for services                             -             -              7,500            75        -
Amortization of consulting expense                     -             -             -             -             -
Reacquired common stock                                -             -             (4,070)           41                -
Net loss                                               -             -             -             -             -

Balance, March  31, 1997                               -             $-         5,137,714        51,376        -


                                                                               Cumulative
                                                   Additional   Unamortized    unrealized
                                                    paid-in      consulting      gain       Accumulated
                                                    capital       expense        (loss)       deficit              Total

Balance, July 1, 1995                              15,627,201         -          (350,142)   (9,832,360)            5,526,608

Unrealized gain on equity securities                   -             -             94,958        -                     94,958
Shares issued for cash -- preferred stock           1,599,984        -             -             -                  1,600,000
Commission paid on issuance of preferred stock       (160,000)       -             -             -                   (160,000)
Shares issued for cash - common stock                 637,710        -             -             -                    639,115
Shares issued for cash-redeemable common stock        747,240        -             -             -                    750,000
Commission paid on issuance of redeemable
 common stock                                        (75,000)        -             -             -                    (75,000)
Capital contributions from UFG                         62,098        -             -             -                     62,098
Shares issued for cash upon exercise of options     1,660,837        -             -             -                  1,664,350
Shares issued for undeveloped oil and gas properties  115,290        -             -             -                    115,601
Shares issued for developed oil and gas properties     16,825        -             -             -                     16,875
Stock options granted as compensation                 365,977        -             -             -                    365,977
Shares issued for services                            655,286      (656,556)       -             -                         -
Amortization of consulting expense                     -            551,556        -             -                    551,556
Common stock issued for amortization
  of obligation payable                                46,336        -             -             -                         -
Net loss                                               -             -             -         (3,328,230)           (3,328,230)

Balance, June 30, 1996                             21,299,784      (105,000)     (255,184)  (13,160,590)            7,823,908

Unrealized gain on equity securities                   -             -            283,558        -                    283,558
Preferred stock converted into common stock            (3,950)       -             -             -                         -
Shares issued for cash upon exercise of options       757,985        -             -             -                    759,844
Shares issued for undeveloped oil and gas properties  172,620        -             -             -                    173,250
Shares issued for developed oil and gas properties      1,604        -             -             -                      1,609
Stock options granted as compensation                  33,433        -             -             -                     33,433
Shares issued for services                             29,925        -             -             -                     29,925
Amortization of consulting expense                     -            105,000        -             -                    105,000
Reacquired common stock                                -             -             -             -                    (18,063)
Net loss                                               -             -             -         (1,588,706)           (1,588,706)

Balance, March 31, 1997                            22,273,379        -             28,374   (14,749,296)            7,603,833



CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                         Nine Months Ended
                                                      March 31,     March 31,
                                                         1997          1996



Net cash used in operating activities             ($1,238,543)   (1,466,470)

Cash flows from investing activities:
   Additions to property and equipment               (638,257)     (277,977)
   Proceeds from sale of oil and gas properties          -             -

Net cash (used in) investing activities              (638,257)     (277,977)

Cash flows from financing activities:
   Stock issued for cash upon exercise of options     741,781     1,434,725
   Payment of notes payable                              -         (100,000)
   Issuance of common stock for cash                     -          639,115
   Issuance of redeemble common stock                    -          750,000
   Commission paid on issuance of redeemable
     common stock                                        -          (75,000)
   Increase in accounts receivable from
     officer and affiliates                           (66,743)       (3,233)

Net cash provided by financing activities             675,038     2,645,607

Net (decrease) increase in cash                    (1,201,762)      901,160

Cash at beginning of period                         1,629,738        55,833

Cash at end of period                                $427,976       956,993

Supplemental cashflow information:
Cash paid for interest                                  -             2,530

Non-cash financing activities:
Stock issued for oil and gas properties              $174,859       132,476


    See accompanying notes to consolidated financial  statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 1997 and 1996
(Unaudited)

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

     The cost and estimated fair market value of its investment in Bion at March 31, 1997 and June 30, 1996 are as follows:

                                                        Estimated
                                      Unrealized          Market
                          Cost        Gain/(Loss)         Value

March  31, 1997          $717,297       28,374            745,671

June 30, 1996            $666,667     (255,184)           411,483


(3)  Contingencies

     Investment in Offshore California Property:

     The Company has an investment in certain undeveloped offshore California properties of $6,786,580 at March 31, 1997. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

     Investment in Amber - Note Payable by UFG:

     A portion of the shares of Amber Resources Company ("Amber"), a majority owned subsidiary of the Company, are pledged to secure a note payable by the Company's former parent, Underwriters Financial Group, Inc. ("UFG") which note is currently in default. On December 11, 1995, UFG filed Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. There exists an uncertainty as to whether the Company's former parent's has the ability to ultimately repay or otherwise satisfy the obligation. If the encumbered portion of the Amber shares were lost the company's interest in Amber would be reduced from 91.68% to 19.74%. The ultimate outcome of the matter cannot presently be determined. Accordingly, the financial statements do not include any adjustments that would result if the holder of the note were to foreclose on the Amber shares held as collateral and the Company were otherwise unable to satisfy the obligation and retain the shares.

     At March 31, 1997 and June 30, 1996, the note payable recorded in the accompanying financial statements represents UFG's obligation to Snyder Oil Corporation (the "Snyder Note") which was recorded upon the transfer of the common stock of Amber to the Company by UFG in connection with the Plan of Reorganization. The note payable bears interest at 18% and was due January 15, 1995. The note is currently in default. Past due amounts accrue interest compounded at 18% per year. The note is secured by 3,357,003 shares of common stock of Amber. The note has been recorded in the accompanying consolidated financial statements as a liability of the Company since a portion of the common shares of Amber owned by the Company are pledged to secure the note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the note.

     The net assets and liabilities of Amber included in the accompanying consolidated financial statements as of March 31, 1997 are summarized as follows:

    Assets:
     Current Assets                                     $134,536
     Oil and gas properties:
       Undeveloped offshore California properties      5,006,276
       Developed onshore properties, net               1,447,628
                                                       6,453,904
     Accumulated depreciation and depletion             (833,953)

     Net oil and gas properties                        5,619,951

       Total Assets                                    5,754,487

    Liabilities -
     Current liabilities                               1,146,099

       Net assets                                    $ 4,608,388


    The revenue and expenses of Amber included in the accompanying consolidated financial statements for the nine months ended March 31, 1997 are as follows:

    Revenue                                         $   823,129
    Expenses                                           (762,587)

    Net income                                         $ 60,542


(4)  Accounts Receivable from Affiliates

     During the quarter ended March 31, 1997, the Company wrote off a $59,326 receivable from a corporation affiliated with the company's president. This amount has been recorded as a bad debt expense and is included in general and administrative expenses.

     On January 7, 1997, the Company, with the consent of its president, cancelled 21,573 of his options to purchase stock at $3.75. The Company believes the estimated fair value of the options cancelled on January 7, 1997 was $59,326.

     At March 31, 1997, the Company's president, Roger A. Parker, owed the Company approximately $61,000 and his affiliated companies owed the Company approximately $63,000. On May 15, 1997, the president's personal debt including interest at 10% to the Company was approximately $42,000.

(5)  Shareholders' Equity

     During the quarter ended March 31, 1997, the Company s president exercised options to purchase 14,450 shares of the Company s common stock. Payment for these shares of Common Stock purchased upon the exercise of an option was made in shares of the Company's Common Stock owned by it s president pursuant to the Company s 1993 incentive plan, as amended. As a result of this transaction, the Company recorded at cost, the 4,070 reacquired shares of the Company's common stock.

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

     Under the terms of the UFG Agreement, UFG agreed to assume certain existing liabilities of Delta and Amber totaling $1,325,175. Effective March 31, 1993, the Company entered into an agreement with UFG (the "Clarification Agreement") which provided for the issuance by UFG of a non-interest bearing promissory note payable to the Company in the amount of $1,325,175 to evidence UFG's obligation to repay the Company for the obligations UFG had assumed under the UFG Agreement. The Clarification Agreement also provided for the pledge of 556,289 shares of common stock of the Company held by UFG as collateral for performance under the promissory note and clarification and revision of certain other provisions of the UFG Agreement. On February 23, 1995, the Company and UFG executed and entered into a letter agreement dated February 22, 1995, in which Delta agreed to convert $736,932 of principal and interest due from UFG under its promissory note dated March 31, 1993 into 491,300 shares of UFG common stock. In addition, UFG and Delta agreed that the remaining $736,932 owed by UFG to Delta would be satisfied by the transfer of 92,117 shares of Delta common stock from UFG to Delta. Delta agreed to file a registration statement covering the registration of the remaining 888,063 shares of Delta's common stock owned by UFG and UFG agreed that the shares would be held by Delta as collateral pending the discharge of UFG's obligations to Snyder Oil Corporation. Upon the effectiveness of the registration statement, UFG will have the right to sell all or some of the Delta shares covered by the registration statement at a price of not less than $6.875 or the bid price on the effective date, whichever is higher. On December 11, 1995, UFG filed Chapter 11 bankruptcy protection with the United States Bankruptcy Court for Southern District of New York. As of February 10, 1996, the registration statement has been filed with the SEC but has not yet been declared effective. An escrow will be established for the 888,063 shares pending sale to assure that the shares are sold pursuant to the terms of the agreement and to assure that the first proceeds are used to discharge UFG's promissory note to Snyder Oil Corporation ("SOCO") thereby releasing to Delta the Amber Resources Company common stock held by SOCO as collateral for the promissory note.

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

     Liquidity and Capital Resources.

     At March 31, 1997, the Company had a working capital deficit of $2,796,906 compared to a working capital deficit of $1,672,726 at June 30, 1996. The increase in working capital from June 30, 1996 to March 31, 1997 can be attributed to the increase in oil and gas drilling including exploration costs attributable to the shooting of 3-D seismic on four prospects in Northern California. The Company's working capital deficit is also in part as a result of the note payable to Snyder Oil Corporation ("Snyder") of $2,669,642 which is non-recourse to Delta and which is payable by its former parent, UFG. Although there is no assurance that it will do so, the Company expects UFG to discharge this note and the other obligations within the next twelve months through the sale of the stock it owns in Delta and/or through other means, at which time the Company's working capital deficit will be correspondingly reduced. If UFG were unable to pay the promissory note payable to Snyder, Delta's ownership interest in Amber could be reduced to 19.74%. Although there is no assurance that it would succeed in doing so, Delta would attempt to make other arrangements to discharge the promissory note and thereby retain the Amber shares securing the promissory note (see "Future Operations" below). Nevertheless, although the loss of these Amber shares would significantly reduce the Company's oil and gas revenues and reserves attributable to its ownership of Amber (see "Future Operations" below), the properties owned directly by Delta and the revenues therefrom would not be affected.

     The Company's current liabilities also include royalties payable which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. The Company's current liabilities also include royalties payable on recoupment gas produced on certain wells owned by Amber. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions in the State of Oklahoma is five years. The statue of limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

     The Company believes that it is unlikely that all claims that might be made for payment of the royalties payable would be made at one time. Further, Amber rather than Delta, would be directly liable for payment of such claims. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

     The Company received proceeds from the exercise of options to purchase 185,900 shares of its common stock for $741,781 during the nine months ended March 31, 1997.

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

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three and nine months ended March 31, 1997 of $628,196 and $1,588,706 compared to net loss of $640,346 and $1,780,891 for the three and nine months ended March 31, 1996.

     Revenue. Total revenue for the three and nine months ended March 31, 1997 were $516,482 and $1,416,664 compared to $358,673 and $846,945 for the three and nine months ended March 31, 1996,
respectively.   Oil and gas sales for the three and nine months
ended March 31, 1997 were $448,772 and $1,228,121 compared to $347,791 and $807,077 for the three and nine months ended March 31, 1996, respectively. The Company's oil and gas sales were impacted by an increase in oil and gas prices, the recovery of production attributable to underbalanced positions and a increase in production from newly drilled and recompleted wells. Included in total revenue, are estimated royalty amounts written off as the Statue of Limitations has expired of $52,612 and $128,256 for the three and nine months ended March 31, 1997, respectively.

     Production volumes and average prices received for the three and nine months ended March 31, 1997 and 1996 are as follows:


                      Three Months Ended       Nine Months Ended
                           March 31,             March 31,
                         1997       1996         1997        1996

Production:
     Oil (barrels)       2,187       6,559        6,908      10,933
     Gas (Mcfs)        152,792     127,050      479,171     369,322

Average Price:
     Oil (per barrel)   $19.85      $17.27       $20.78      $16.12
     Gas (per Mcf)       $2.65       $1.84        $2.26       $1.71


     Lease Operating Expenses. Lease operating expenses were $158,340 and $406,944 for the three and nine months ended March 31, 1997 and $166,162 and $359,452 for the three and nine months ended March 31, 1996, respectively. On a Mcf equivalent basis, lease operating expenses were $.95 and $.78, respectively, per Mcf equivalent during the three and nine months ended March 31, 1997 compared to $.99 and $.83, respectively, per Mcf equivalent for the same periods in 1996.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 1997 were $71,213 and $250,616 compared to $58,827 and $190,641
for the same period in 1996.   On a Mcf equivalent basis,
depreciation and depletion expense were $.43 and $.48, respectively, per Mcf equivalent during the three and nine months ended March 31, 1997 compared to $.35 and $.44, respectively, per Mcf equivalent for the same periods in 1996.


     Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $21,718 and $202,226 relating to a dry hole for the three and nine months ended March 31, 1997, respectively. There were no abandonment and impairment expenses by the company for the same periods in 1996.

     Exploration Expenses.   Exploration expenses consist of
geological and geophysical costs and lease rentals. Exploration expenses the three and nine months ended March 31, 1997 were $51,191 and $340,226 compared to $14,312 and $49,123 for the same period in 1996. The increase in exploration costs can be attributed to the Company s participation in the shooting of 3-D seismic on four prospects in Northern California.

     General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March
31, 1997 were $482,819 and $1,421,226 compared to $398,084 and
$1,485,495 for the same periods in 1996.

    Interest on Notes Payable. Interest on notes payable were $111,634 and $322,699 for the three and nine months ended March 31, 1996. Interest expense had included interest on the Company's convertible note payable issued in November 1992 and paid in full during the first quarter of fiscal 1996 and interest on the UFG note to Snyder Oil Corporation ("SOCO"). During the first quarter of fiscal 1997, the Company ceased accruing interest for the UFG Note because bankruptcy rules preclude SOCO from recovering post-petition interest on its claim against UFG. SOCO is listed by UFG as an unsecured creditor in the Schedules and Statements of Affairs filed by UFG with the Bankruptcy Court.

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

    The principal asset at risk of loss is the encumbered portion of the Amber shares owned by Delta. The loss of the encumbered Amber shares would reduce Delta's ownership interest in Amber to 19.74%. Amber's oil and gas revenue during the nine months ended March 31, 1997 amounted to $698,503 which constituted approximately 57% of the Company's consolidated oil and gas revenues. Amber's proved oil and gas reserves attributable to its onshore properties are estimated to be approximately 5,300 Bbls of oil and 1.85 Bcf of gas at June 30, 1996. Amber's proved undeveloped oil and gas reserves attributable to its offshore California properties are estimated to be 10,162,000 Bbls of oil and 14.38 Bcf of gas at June 30, 1996. A loss of the encumbered Amber shares would significantly reduce the Company's oil and gas revenue and reserves and have a material effect on the operations of the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27. Financial Data Schedule.

          (b) Reports on Form 8-K:

               Form 8-K dated March 3, 1997; Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               Form 8-K dated April 24, 1997; Item 5. Other
               Events and Item 7. Financial Statements and Exhibits.



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



Date: May 14, 1997

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