Form 10KSB
period 1997-06-30
DELTA PETROLEUM CORP/CO
filed 1997-09-25
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 For the fiscal year ended June 30, 1997.

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

        555 17th Street, Suite 3310
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 1997 total $1,812,456.

The aggregate market value as of September 16, 1997 of voting stock held by non-affiliates of the registrant was $13,313,708.

As of September 16, 1997, 5,230,631 shares of registrant's Common
Stock $.01 par value were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS
FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS - PART III, ITEMS 9,
10, 11, AND 12.

                 The Index to Exhibits appears at Page 25.

                             TABLE OF CONTENTS


                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           4
ITEM 3.   LEGAL PROCEEDINGS                                 14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          14
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS                  15

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              17
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         18
ITEM 7.   FINANCIAL STATEMENTS                              22
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     23


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 23
ITEM 10.  EXECUTIVE COMPENSATION                            23
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        23
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                23
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  23


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

          The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 1997, the Company had varying interests in 96 gross (18.61 net) productive wells located in six states. The Company has undeveloped properties in five states, and interests in four federal units and one lease offshore California near Santa Barbara. The Company operates 24 of the wells and the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 1997, the Company estimated proved reserves attributable to its onshore properties to be approximately 163,000 Bbls of oil and 5.42 Bcf of gas, of which approximately 34,000 Bbls of oil and 3.42 Bcf of gas were proved developed reserves. At June 30, 1997, the Company estimated proved undeveloped reserves attributable to its offshore California properties to be approximately 72,328,000 Bbls of oil and 77.7 Bcf of gas. There are uncertainties as to the timing of the development of the offshore properties. (See "Description of Property"; Item 2 herein.)

          At June 30, 1997, Delta had an authorized capital of 3,000,000 shares of $.10 par value preferred stock, of which no shares of preferred stock were issued, and 300,000,000 shares of $.01 par value common stock of which 5,230,631 shares of common stock were issued and outstanding. Delta has outstanding warrants and options to purchase 639,500 shares of common stock at prices ranging from $1.25 per share to $8.50 per share at June 30, 1997. Additionally, Delta has outstanding options which were granted to officers, employees and consultants under the Company's 1993 Incentive Plan to purchase up to 1,260,077 shares of common stock at prices ranging from $1.25 to $9.75 per share at June 30, 1997.

          At June 30, 1997, the Company owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations. Amber owns interests in producing oil and gas properties in Oklahoma and non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective March 31, 1993 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

          On May 23, 1997 Delta, Underwriters Financial Group, Inc. ("UFG") and Snyder Oil Corporation ("SOCO") entered into an agreement under which SOCO released its lien upon the Amber stock owned by Delta. Prior to fiscal 1997, Delta had recorded a promissory note ("UFG Note") from UFG to SOCO as a liability because a portion of the common shares of Amber owned by Delta were pledged to secure the UFG Note and because of uncertainties regarding UFG's ability to fulfill its obligations under the UFG Note. As a result of the agreement, the liability for the UFG Note was eliminated with a corresponding increase in Delta's stockholders' equity. (See "Management's Discussion and Analysis or Plan of Operations"; Item 6 herein.)

     (b)  Business of Issuer.

          During the year ended June 30, 1997, Delta was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. The Company, directly and through Amber, currently has producing oil and gas interests, undeveloped leasehold interests and related assets in south Texas; interests in proven but undeveloped offshore Federal leases and units near Santa Barbara, California; producing and non-producing interests in the Denver-Julesburg and Piceance Basins of Colorado; non-producing interests in the Sacramento Basin of California and producing and non-producing interests in the Wind River Basin of Wyoming, the Anadarko Basin in Oklahoma and in the Arkoma Basin in Western Arkansas. The Company intends to continue its emphasis on the drilling of exploratory and development wells primarily in Colorado, California, Texas, Wyoming and Oklahoma.

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

          (2) Distribution Methods of the Products or Services. Oil and natural gas produced from the Company's wells are normally sold to the purchasers referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances the Company is charged a fee for the cost of transporting the oil, which fee is deducted from or included in the price paid for the oil. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

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

          (6) Dependence on One or a Few Major Customers. Delta has four major customers for the sale of oil and gas as of the date of this report, namely, Tristar Gas Marketing, KN Energy,
Colorado Interstate Gas, and Chesapeake Gas Marketing.   The loss
of any one or all of these customers would not have a material adverse effect on Delta's business.

          (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts. Delta does not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. Delta is not a party to any labor contracts.

          (8) Need for Any Governmental Approval of Principal Products or Services. Except that the Company must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, the Company does not need to obtain governmental approval of its principal products or services.

          (9) Effect of Existing or Probable Governmental Regulations on the Business. The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

          (10) Research and Development. Delta does not engage in any research and development activities. Since its inception, Delta has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

          (11) Environmental Protection. Because Delta is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect Delta's earnings potential, and could cause material changes in Delta's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect Delta's business. Capital expenditures relating to environmental control facilities have not been material to the operation of Delta since its inception. In addition, Delta does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1998.

          (12) Employees. The Company has six full time employees.


ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.

          Delta's offices are located at 555 Seventeenth Street, Suite 3310, Denver, Colorado 80202. Delta leases approximately 4,837 square feet of office space for $6,975 per month and the lease will expire in March of 2002. Currently, Delta subleases approximately 2,500 square feet to Bion Environmental Technologies, Inc. for $2,500 per month.

     (b)  Oil and Gas Properties.

          The Company owns interests in oil and gas properties located in California, Colorado, Oklahoma, Texas, Wyoming and elsewhere. Most wells from which the Company receives revenues are owned only partially by the Company. For information concerning the Company's oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Notes to Financial Statements" included in this report. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the years ended June 30, 1997, 1996 and 1995.

          Principal Properties.

          The following is a brief description of Delta's principal properties:

          Onshore:

          California: Sacramento Basin Area

          The Company is participating in four 3-D seismic survey programs located in Colusa and Yolo counties in the Sacramento Basin in California with interests ranging from 12% to 15%.
These programs are operated by Slawson Exploration Company, Inc. The program areas contain approximately 120 square miles in the aggregate upon which the Company will participate in the costs of collecting and processing 3-D seismic data, acquiring leases and drilling wells upon these leases. As of September 23, 1997 leases or options to lease have been acquired within the program areas totalling 41,170 gross acres. Seismic information has been gathered on three of the prospects and has been further processed and interpreted on two of these prospects. Processing and interpretation of the 60 square miles of seismic information which has already been run in these areas has revealed at least 41 drillable prospects. Another approximately 32 square miles of seismic information has been collected and another approximately 28 miles remain to be shot. Wells will be drilled on these prospects to test the Forbes, Starkey and Winters gas formations at depths ranging from 3,000 to 8,000 feet and are expected to cost up to $450,000 per well to drill and complete. The Company has the right to participate with a 12% to 15% working interest in the wells to be drilled on the prospects revealed by the 3-D seismic evaluations. As of September 23, 1997, one well has been drilled and casing has been run. The area appears to have adequate markets for the volumes of natural gas that are projected from the drilling activity in the area.

          Colorado.

          Denver-Julesburg Basin. The Company owns leasehold interests in approximately 480 gross (47 net) acres in the Denver-Julesburg Basin of Colorado and has interests in eight gross (.77 net) wells in the Denver-Julesburg Basin producing primarily from the D-Sand and J-Sand formations. No new activity is planned for this area for the next fiscal year.

          Piceance Basin. The Company owns working interests in 13 gas wells (10.3 net), and oil and gas leases covering 16,576 gross and 10,067 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. The Company is evaluating the possibility of recompleting additional zones in many of the wells. The acreage is located in and around the Plateau Field.

          Oklahoma.

          The Company directly (21 wells) and through Amber (42 wells) owns non-operating working interests in 63 natural gas wells in Oklahoma. The wells range in depth from 4,500 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Red Fork/Atoka formation. Apache Corporation operates 16 of the wells in which the Company owns an interest. Other major operators include
Samson Resources Corporation, Meridian Oil Company and Ricks Exploration. The working interests range from less than 1% to 40% and average about 8% per well. Many of the wells have remaining productive lives of 20 to 30 years.

          Wyoming.

          Moneta Hills. The Company recently sold an 80% interest in its Moneta Hills project to KCS Mountain Resources, Inc., a subsidiary of KCS Energy ("KCS"). The Moneta Hills project presently consists of approximately 9,696 acres, six wells and a 13 mile gas gathering pipeline. Under the terms of the sale, KCS paid $450,000 to Delta for the interests acquired and agreed to drill two wells to the Fort Union formation at approximately 10,000 feet. KCS will carry Delta for a 20% back in after payout interest in each of the two wells. The first well has been drilled and casing has been run. The second well is scheduled to be drilled prior to the end of calendar 1997. Delta will evaluate the results of these first two wells in addition to other factors in making its decisions to participate for its 20% working interest in any subsequent wells.

          Texas.

          Austin Chalk Trend. The Company owns leasehold interests in approximately 1,558 gross acres (393 net acres) and owns substantially all of the working interests in three horizontal wells in the area encompassing the Austin Chalk Trend in Gonzales County and a small minority interest in one additional horizontal well in Zavala County, Texas. The Company also has an interest in an additional horizontal well, the ownership of which is subject to pending litigation. The Company is evaluating the possibility of re-entering one or more of these wells and drilling additional horizontal bores in other untapped zones.

          Offshore:

          Offshore Federal Waters: Santa Barbara, California Area

          Delta Petroleum Corporation, directly and through its subsidiary, Amber Resources Company, owns interests in four proved undeveloped federal units (plus one additional lease) located in federal waters offshore California near Santa Barbara.

          At June 30, 1997, Delta's Offshore California reserves from these units totaled approximately 72,328,000 Bbls of oil and
77.7 Bcf of gas for an aggregate equivalent of approximately
85,274,000 BOE.

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 750 million Bbls of oil and 700 billion cubic feet of gas have been produced and sold. Currently, POCS production is approximately 160,000 Bbls of oil and 186 million cubic feet of gas per day according to the Minerals Management Service of the Department of the Interior ("MMS").

          Most of the early offshore production was from Pliocene age sandstone reservoirs. The more recent developments are from the highly fractured zones of the Miocene age Monterey Formation. The Monterey is productive in both the Santa Barbara Channel and the offshore Santa Maria Basin. It is the principal producing horizon in the Point Arguello field, the Point Pedernales field, and the Hondo and Pescado fields in the Santa Ynez Unit. Because the Monterey is capable of relatively high productive rates, the Hondo field, which has been on production since late 1981, has already surpassed 150 million Bbls of production.

          California's active tectonic history over the last few million years has formed the large linear anticlinal features which trap the oil and gas. Marine seismic surveys have been used to locate and define these structures offshore. Recent seismic surveying utilizing modern 3-D seismic technology, coupled with exploratory well data, has greatly improved knowledge of the size of reserves in fields under development and in fields for which development is planned. Currently, 10 fields are producing from 19 platforms in the Santa Barbara Channel and offshore Santa Maria Basin. Implementation of extended high-angle to horizontal drilling methods is reducing the number of wells needed to develop reserves in the area. Use of these new drilling methods and seismic technologies is expected to improve development economics.

          The first three miles off the shore of the coastline are administered by each state and are known as "state waters". Within the state waters offshore Santa Barbara County, the State of California regulates oil and gas leases, drilling, and the installation of permanent and temporary producing facilities. Because the four units in which the Company owns interests are located outside and beyond the state waters in the POCS, the offshore area beyond the three-mile limit, leasing and drilling of these units are not regulated by the State of California. However, to the extent that the production will be transported to an on-shore facility through the state waters, the Company's pipelines (or other transportation facilities) will be subject to California state regulations. Construction and operation of the pipelines will require permits from the state. State regulations also govern the construction and operations of on-shore facilities such as terminals, pumping stations, and water separation facilities, all of which require a comprehensive
permitting process.   Ocean disposal of effluents, such as
drilling muds and produced waters, is administered by the EPA. Additionally, all development plans must be consistent with the
Federal Coastal Zone Management Act ("CZM").   In California the
CZM consistency determination is taken by the California Coastal
Commission.

          Santa Barbara County, through its Board of Supervisors, also has a significant impact on the method and timing of any offshore field development through its concurrent regulation of the construction and operation of on-shore facilities.

          Leasing, lease administration, development, and production within the POCS all fall under federal regulations administered by the MMS.

          The Company's offshore California proved undeveloped reserves are attributable to its interests in these four federal units (plus one additional lease) located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

          These units have been formally approved and are regulated by the MMS. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

          Current Status. On November 5, 1996, the MMS issued a Directed Suspension of Operations for the POCS Non-Producing Leases and Units, pursuant to CFR 250.10(b)(4), extending the existing Suspension of Operations ("SOO") from January 1, 1997 until December 31, 1998. This action permitted unit owners to cease paying lease payments to the Federal government and suspended the requirements relating to development of the leases during this period. The Directive cited the fact that the MMS had requested in 1992 that the lease owners participate in what became known as the COOGER (California Offshore Oil and Gas Energy Resources) Study and during the term of the Study that the leases would be held under a SOO.

          The MMS issued a second letter on December 24, 1996 with the intent to expand and clarify the November 5th Directive and to notify all lease owners of the course of action to be followed by the lease and unit operators during 1997 and 1998 prior to the expiration of the SOO. This letter requests that each operator submit a Unit (or Lease) Plan of Operations ("Plan") to the MMS by December 31, 1997. This will not be a binding document but the MMS intends to use it in determining a strategy for development. In early 1998 each operator is to meet with the MMS for a review of the Plan. Based on this meeting the operator will submit, by September 1, 1998, a final Plan for approval. The approved Plans for the units will go into effect on January 1, 1999.

          In order to carry out the requirements of this December
24, 1996 letter, all operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location.
For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the operators in meeting the MMS schedules through meetings, consultations, and is sharing in the costs as invoiced by the operators.
The operators have committed to meet the MMS schedules as set out above.

          Gato Canyon Unit. The Company holds a 15.60% working interest (directly 8.63% and through Amber 6.97%) in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April 1989, Samedan announced the completion and test of the Samedan P-0460 #2 which yielded a test flow rate of 5,500 Bbls of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal leases and/or units). As of July 1, 1997, Forrest A. Garb & Associates, Inc. ("Garb"), an independent petroleum engineering firm based in Dallas, Texas, issued a report stating that Gato Canyon contains proved recoverable reserves estimated to be 123.8 million Bbls of oil and 173.3 Bcf of natural gas, representing
15.84 million Bbls of oil and 22.17 Bcf of natural gas net to the Company's 15.60% working interest at July 1, 1997. The oil has an estimated average gravity of 16 degrees API. Based on prices of $12.50 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's 15.60% working interest in the Gato Canyon Unit had a pretax discounted (10%) present value of approximately $18,357,000 as of July 1, 1997. (See "--Oil and Gas Reserves".)

          Point Sal Unit. The Company holds a 6.83% working interest in the Point Sal Unit. This 22,772 acre unit is operated by Aera Energy LLC, a subsidiary of Shell Oil Company.
All four wells drilled on this unit have indicated the presence of producible oil and gas reserves in the Monterey Formation.
The largest of these, the Sun P-0422 #1, yielded a combined test flow rate of 3,750 Bbls of oil per day from the Monterey. The oil in the upper block has an average estimated gravity of 10 degrees API and the oil in the subthrust block has an average estimated gravity of 15 degrees API. Based on a report prepared by Garb effective July 1, 1997, Point Sal Unit contains proved undeveloped recoverable reserves of 280.7 million Bbls of oil and 314.3 Bcf of natural gas, equivalent to 15.71 million Bbls of oil and 17.59
Bcf of natural gas net to the Company's interest at July 1, 1997.
Based on prices of $12.50 per barrel and $1.41 per Mcf and applicable regulatory parameters, the Company's 6.83% working interest in the Point Sal Unit had a pre-tax present value
(discounted at 10%) of approximately $16,220,000 as of July 1, 1997. (See "-- Oil and Gas Reserves".)

          Lion Rock Unit and Federal OCS Tract P-0409. The
Company holds a 1% net profits interest (through Amber) in the Lion Rock Unit and a 24.21692% working interest (directly) in 5,693 acres in Federal OCS Tract P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San Miguel Field reservoir. The Lion Rock Unit is also operated by Aera Energy LLC, a subsidiary of Shell Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Garb as of July 1, 1997, the Lion Rock Unit
(including lease P-0409) contains proved undeveloped recoverable reserves of 527.1 million Bbls of oil and 474.4 Bcf of natural gas, equivalent to 36.76 million Bbls of oil and 33.08 Bcf of natural gas net to the Company's interest at July 1, 1997. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $12.50 per barrel and $1.41 per Mcf and applicable regulatory parameters, the Company's aggregate interest in the Lion Rock Unit had a pre-tax present value (discounted at 10%) of approximately $33,035,000 as of July 1, 1997. (See "--Oil and
Gas Reserves".) The Garb evaluation includes the Lion Rock Unit and Federal OCS Tract P-0409 which are both included in the San Miguel Field. This tract is not currently part of the Lion Rock Unit, but prior to development the Lion Rock Unit is expected to be expanded to include P-0409.

          Sword Unit. The Company holds a 2.492% working interest (directly 1.6189% and through Amber .8731%) in the Sword Unit.
This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil (having an estimated average gravity of 10.6 degrees API) and gas reserves in the Monterey Formation. Based on a July 1, 1997 report prepared by Garb, the Sword Unit contains proved undeveloped recoverable reserves of 193.9 million Bbls of oil and
232.7 Bcf of natural gas representing reserves of 4.03 million
Bbls of oil and 4.83 Bcf of natural gas net to the Company's interest at July 1, 1997. Based on prices of $12.50 per barrel and $1.41 per Mcf and applicable regulatory parameters, the Company's interest in the Sword Unit had a pre-tax present value (discounted at 10%) of approximately $3,964,000 as of July 1, 1997. (See "--Oil and Gas Reserves".)

     (c)  Production.

          The Company is not obligated to provide a fixed and determined quantity of oil and gas in the future under existing
contracts or agreements.   During the years ended June 30, 1997,
1996 and 1995, the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities pursuant to which the Company acted as producer. The following table sets forth the Company's average sales prices and average production costs during the periods indicated:

                        Year Ended   Year Ended       Year Ended
                           June 30,     June 30,        June 30,
                             1997         1996            1995

Average sales price:
   Oil (per barrel)       $ 22.36         17.74          13.64
   Natural Gas (per Mcf)  $  2.14          1.71           1.55
Production costs
 (per Mcf equivalent)     $   .85           .78            .48

The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's Discussion and Analysis or Plan of Operation.")

    (d)   Productive Wells and Acreage.

          The table below shows, as of June 30, 1997, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Calculations include 100% of wells and acreage owned by Delta and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.


               Oil (1)            Gas             Developed Acres
       Gross(2)  Net (3)  Gross (2)  Net (3)   Gross (2)  Net (3)

Texas        5    2.2            0      .0         1,558     393
Colorado     8     .8           13    10.3         2,560   2,127
Oklahoma     1     .1           63     4.0        24,793   1,857
Wyoming      0     .0            6     1.2           960     192
            14    3.1           82    15.5        29,871   4,569

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

     (e)  Undeveloped Acreage.

          At June 30, 1997, the Company held undeveloped acreage by state as set forth below:

                                     Undeveloped Acres (1) (2)

     Location                           Gross           Net

     Wyoming                            27,723         4,776
     California, offshore(3)            50,805         4,244
     California, onshore                41,170         5,368
     Colorado                           14,496         7,987
     Oklahoma                            3,360           271
                            Total      137,554        22,646


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

(3)  Consists of Federal leases offshore California near Santa
     Barbara.

    (f)  Drilling Activity

         During the periods indicated, the Company drilled or participated in the drilling of the following productive and nonproductive Exploratory and Development Wells:

                     Year Ended     Year Ended      Year Ended
                    June 30, 1997  June 30, 1996   June 30, 1995
                     Gross   Net    Gross   Net     Gross   Net

Exploratory Wells(1):
Productive:
  Oil. . . . . . . . .  0     .0       0    .0        0    .0
  Gas. . . . . . . . .  0     .0       0    .0        1    .1
Nonproductive. . . . .  1    1.0       0    .0        1    .1
Total. . . . . . . . .  1    1.0       0    .0        2    .2

Development Wells(1):.
Productive:
  Oil. . . . . . . .    0    .0        0    .0        2    .1
  Gas. . . . . . . .    4    .2        2    .1        4    .2
Nonproductive. . . .    0    .0        0    .0        2    .1
Total. . . . . . . .    4    .2        2    .1        8    .4

Total Wells(1):
Productive:
  Oil. . . . . . . .    0    .0        0    .0        2    .1
  Gas. . . . . . . .    4    .2        2    .1        5    .3
Nonproductive. . . .    1   1.0        0    .0        3    .2
Total Wells. . . . .    5   1.2        2    .1       10    .6

    (1) Does not include wells in which the Company had only a royalty interest.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not engaged in any material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

         The following information with respect to Directors and Executive Officers is furnished pursuant to Item 401(a) of Regulation S-B.

                                                        Period of
 Name                     Age       Positions            Service


Aleron H. Larson, Jr.      52      Chairman of the         May 1987
                                   Board, Chief            to Present
                                   Executive Officer
                                   Secretary, Treasurer,
                                   and a Director

Roger A. Parker            35      President and           May 1987
                                   a Director              to Present

Terry D. Enright           48      Director               November 1987
                                                          to Present

Jerrie F. Eckelberger      53      Director               September 1996
                                                          to Present

     * Mr. Eckelberger was appointed as a director on September 27, 1996 to fill the vacancy created by the death of Don Mettler on September 3, 1996.

     The following is biographical information as to the business experience of each current officer and director of the Company.

     Aleron H. Larson, Jr., age 52, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 18.74% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Amber, a public oil and gas company which is a majority-owned subsidiary of Delta. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 35, served as the President, a
Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive
Vice President, President and shareholder of Ampet, Inc.   He
received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Terry D. Enright, age 48, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil and gas
consulting work.   Mr. Enright received a B.S. in Mechanical
Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     Jerrie F. Eckelberger, age 53, is an investor, real estate developer and attorney who has practiced law in the State of Colorado for 26 years. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado . After spending two years in the litigation department of a Denver law firm, he founded Eckelberger & Associates of which he is still the principal member. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. He is presently the President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate. Additionally, Mr. Eckelberger is the General Partner of 2003 Limited, a Colorado limited partnership specializing in real estate development.

     There is no family relationship among or between any of the Directors.

     Messrs. Enright and Mettler served as the audit committee and as the compensation committee. Messrs. Enright and Mettler also constituted the Incentive Plan Committee for the Delta 1993 Incentive Plan for the Company. Upon appointment of Mr. Eckelberger as a director subsequent to Mr. Mettler's death, Mr. Eckelberger was also appointed to the Audit, Compensation and Incentive Plan Committees to serve with Mr. Enright.

     All directors will hold office until the next annual meeting of shareholders. There are no arrangements or understandings among or between any director of the Company and any other person or persons pursuant to which such director was or is to be selected as a director.

     All officers of the Company will hold office until the next annual directors' meeting of the Company. There is no arrangement or understanding among or between any such officer or any person pursuant to which such officer is to be selected as an officer of the Company.

     There is no employee who is not a designated officer or director who is expected to make any significant contribution to the business of the Company.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

         Delta's common stock currently trades under the symbol "DPTR" on NASDAQ. The following quotations reflect inter-dealer high and low sales prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended                  High             Low

         September 30, 1995              8.50            5.00
         December 31, 1995               8.13            6.63
         March 31, 1996                  7.38            6.00
         June 30, 1996                   7.25            5.75
         September 30, 1996              7.63            4.88
         December 31, 1996               6.75            4.25
         March 31, 1997                  6.63            3.88
        June 30, 1997                    4.38            3.25

         On September 23, 1997, the closing price of the Common
Stock was $3.75.

         (b)  Approximate Number of Holders of Common Stock.

              The number of holders of record of the Company's
Common Stock at August 27, 1997 was approximately 1,047 which does not include an unknown number of additional holders whose stock is held in "street name".

         (c)  Dividends.

              The Company has not paid dividends on its stock and does not expect to do so in the foreseeable future.

         (d)  Recent Sales of Unregistered Securities.

              On December 20, 1996, the Company exchanged 63,000 shares of common stock to SOCO Offshore, Inc., an affiliate of Snyder Oil Corporation ("SOCO") in exchange for working interests in undeveloped properties offshore Santa Barbara, California. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

    Liquidity and Capital Resources.

         At June 30, 1997, the Company had a working capital deficit of $530,822 compared to a working capital deficit of $1,444,584 at June 30, 1996. The Company s working capital deficit at June 30, 1996 included a note payable ( Note ) to Snyder Oil Corporation ( SOCO ) by Underwriters Financial Group, Inc., ( UFG ), the Company s former parent, which represents UFG's obligation under the Note, which was recorded upon the transfer by UFG (subject to the Note) of the common stock of
Amber to the Company in 1992.   Prior to fiscal 1997, Delta had
recorded the Note as a liability since a portion of the common shares of Amber owned by the Company were pledged to secure the Note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the Note.

         On May 23, 1997 Delta, UFG and SOCO entered into a settlement agreement under which SOCO released its lien on the Amber shares. In connection with the agreement, Delta reissued 92,117 shares of common stock to UFG. These shares had originally been returned to Delta and cancelled pursuant to an agreement dated February 22, 1995. This agreement was rescinded in connection with the settlement agreement.

         As a result of the settlement agreement, the liability for the Note was eliminated with a corresponding increase in Delta's stockholders' equity. The fair value of the 92,117 shares of common stock reissued to UFG of $322,410 was recorded as an increase in stockholders' equity for the value of shares issued, and as a reduction of the adjustment recorded to stockholders' equity for the elimination of the liability for the Note.

         The Company's current liabilities include royalties payable of $468,968 at June 30, 1997 which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1997 and 1996.

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

         The Company estimates its capital expenditures for onshore properties to be approximately $1,500,000 for the year ended June 30, 1998. However, the Company is not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes the Company has the ability to fund such projects.

         The Company's working interest share of the future estimated development costs relating to its offshore California proved undeveloped properties approximates $217 million. No significant amounts are expected to be incurred during fiscal 1998 and $1.0 and $4.2 million are expected to be incurred during fiscal 1999 and 2000, respectively. The amounts required for development of these proved undeveloped reserves are so substantial relative to the Company's present financial resources, the Company may ultimately determine to farmout all or a portion of its interest. If it were to farmout its interests, the Company's share of proved reserves would be decreased substantially. Alternatively, the Company may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that the Company can obtain any such financing. If the Company were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.


         On May 9, 1996, the Company established a series of 1,000 shares of Convertible Preferred stock designated Series C. This stock converts into a number of shares of common stock determined by a fraction the numerator of which is $10,000 and the denominator of which is the lessor of $4.50 or 65% of the previous five day average closing price of the corporation s shares reported by NASDAQ; provided that if the five day average closing price is less than $3.00 per share, then the $3.00 shall be the denominator. On May 17, 1996 and June 6, 1996 the Company sold a total of 160 shares of Series C Convertible Preferred stock to certain unrelated individuals for $1,600,000. Commissions paid on the sale of the preferred stock amounted to $160,000. In a series of transactions during first quarter of fiscal 1997, the 160 shares Series C Convertible Preferred stock were converted into 396,601 shares of the Company's common stock.

         The Company received the proceeds from the exercise of options to purchase shares of its common stock of $760,844, $1,664,350 and $284,073 during the years ended June 30, 1997, 1996 and 1995, respectively. On August 18, 1995, the Company completed a sale of 231,000 shares of the Company's common stock to third parties for $750,000 with net of proceeds to the Company of $675,000 after payment of certain fees. Under the purchase agreement the Company committed to register the shares within 30 days or increase the number of shares by 25,000 with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company had agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore, with interest payable at 15% per annum from the date funds were received. During fiscal 1996, in a series of transactions, the redeemable shares were sold privately, thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of commissions) was credited to equity.

         During the year ended June 30, 1996, the Company raised an additional $639,115 through the issuance of 140,478 shares of the Company's common stock in private transactions.

         The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of development wells on its undeveloped properties during the next twelve months. There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties, including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

         After evaluation of the considerations described above, the Company believes that its existing cash balances, cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

    Results of Operations

         Net Earnings (Loss). The Company's net loss for the year ended June 30, 1997 was $2,457,007 compared to the net loss of $3,328,230 for the year ended June 30, 1996. The loss for the years ended June 30, 1997 and 1996 included stock option expense of $40,469 and $293,125, respectively, for options granted to certain officers, directors, employees and consultants. In addition, the losses for the years ended June 30, 1997 and 1996 also included $350,000 and $250,000, respectively, of minimum royalty payments to a related party as part of the acquisition of three proved undeveloped offshore California federal oil and gas units. The losses for the years ended June 30, 1997 and 1996 also included $364,019 and $375,301, respectively, for abandoned and impaired properties. Of these amounts, $77,168 in 1997 and $56,461 in 1996 are write-downs of the Company's oil and gas properties to comply with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

         Revenue. Total revenue for the year ended June 30, 1997 was $1,812,456 compared to $1,385,317 for the year ended June 30, 1996. Oil and gas sales for the year ended June 30, 1997 were $1,554,134 compared to $1,044,873 for the year ended June 30, 1996. The increase in oil and gas sales during the year ended June 30, 1997 resulted from workovers, recompletion and additional drilling in the Piceance Basin of Colorado, the Anadarko Basin of Oklahoma, and the Moneta Hills project in Wyoming and the increase in oil and gas prices during fiscal 1997.

         Production volumes and average prices received for the years ended June 30, 1997 and 1996 are as follows:


                                1997                     1996
Production:
    Oil (barrels)              7,755                    10,713
    Gas (Mcf)                644,256                   499,294

Average Price:
    Oil (per barrel)          $22.36                    $17.74
    Gas (per Mcf)             $ 2.14                    $ 1.71

         Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1997 were $587,251 compared to $439,805 for the year ended June 30, 1996. On an Mcf equivalent basis, production expenses and taxes were $.85 per Mcf equivalent during the year ended June 30, 1997 compared to $.78 per Mcf equivalent for the year ended June 30, 1996. The increase in lease operating costs on an equivalent basis compared to 1996 resulted primarily from workover expenses relating to certain wells in Wyoming.

         Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 1997 was $320,292 compared to $341,813 for the year ended June 30, 1996. On a Mcf equivalent basis, the depletion rate was $.46 per Mcf equivalent during the year ended June 30, 1997 compared to $.61 per Mcf equivalent for the year ended June 30, 1996. The decrease in depletion rate compared to 1996 is primarily the result of the impairment of properties recorded in 1996 which reduced the depletable basis in the properties.

         Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $607,431 for the year ended June 30, 1997 compared to $110,963 for the year ended June 30, 1996. The increase in exploration expenses compared to 1996 is primarily the result of the Company s participation in the shooting of 3-D seismic on four surveys in the Sacramento Basin of Northern California.

         Abandonment and Impairment of Oil and Gas Properties. The Company recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 1997 of $364,019 compared to $375,301 in 1996. The expense in 1997 includes a provision for impairment of the costs associated with the North Park Basin in Colorado of $286,851 as the Company made a geological determination based on new information that it may not be economical to explore on these properties. The expense in 1996 includes a provision for impairment of the costs associated with the original application for the South Sulu Sea Geophysical Survey and Exploration Contract of $318,840. The Company recorded a provision for impairment of the costs incurred to date as a result of the Philippine Government's request to resubmit the application.

         General and Administrative Expenses. General and administrative expenses for the year ended June 30, 1997 were $1,808,701 compared to $2,457,423 for the year ended June 30, 1996. General and administrative expenses decreased from 1996 to 1997 primarily as a result of a decrease in broker and shareholder relations expense.

         Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 1997 and 1996 of $40,469 and $293,125, respectively, for options granted to certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

         Minimum Royalty To Related Party.   The minimum royalty
to related party represents the minimum royalty paid in 1997 and in 1996 pursuant to the terms of the agreement with Ogle to acquire interests in three proved undeveloped offshore Santa Barbara, California federal oil and gas units. The purchase price of $8,000,000 is represented by a minimum royalty payment reserved in the documents of Assignment and Conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for a minimum annual payment. Delta paid Ogle $350,000 in 1997 and $250,000 in 1996 and is to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. As of June 30, 1997, the Company has paid a total of $850,000 in minimum royalty payments.

         Interest on Notes Payable. Interest on notes payable was $0 and $439,399 for the years ended June 30, 1997 and June
30, 1996, respectively. Interest expense represents interest on the SOCO Note.

    Recent Accounting Standards

         Statement of Financial Accounting Standards 123, "Accounting for Stock Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 established financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company has disclosed the information required by SFAS 123 in the notes to the consolidated financial statements.

         Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128), was issued by the Financial Accounting Standards Board in February, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. This statement simplifies the computation of earnings per share and is required to be adopted by the Company in the year ending June 30, 1998. The Company has not yet evaluated the effects of adopting this statement.

ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements are included herein beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                 PART III

         The information required by Part III, Items 9
"Compliance with Section 16(a) of the Exchange Act", 10
"Executive Compensation", 11 "Security Ownership of Certain Beneficial Owners and Management" and 12 "Certain Relationships and Related Transactions", is incorporated by reference to Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders. For information concerning Item 9 "Directors and Executive Officers"; see Part I; Item 4A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 25 are filed as part of this report.


         (b)  Reports on Form 8-K.

              Form 8-K dated April 24, 1997; Items 5 and 7.
              Form 8-K dated May 23, 1997; Items 5 and 7.


                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                    DELTA PETROLEUM CORPORATION


By (Signature and Title)
                               s/Aleron H. Larson, Jr.
                               Aleron H. Larson, Jr., Secretary,
                               Chairman of the Board, Treasurer
                               and Principal Financial Officer


By (Signature and Title)
                               s/Kevin K. Nanke
                               Kevin K. Nanke, Controller and
                               Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By (Signature and Title)     s/Aleron H. Larson, Jr.
                             Aleron H. Larson, Jr., Director

Date                         9/24/97

By (Signature and Title)     s/Roger A. Parker
                             Roger A. Parker, Director

Date                         9/24/97

By (Signature and Title)     s/Terry D. Enright
                             Terry D. Enright, Director

Date                         9/24/97

By (Signature and Title)     s/Jerrie F. Eckelberger
                             Jerrie F. Eckelberger, Director

Date                         9/24/97

                             INDEX TO EXHIBITS

(2) Plans of Acquisition, Reorganization, Arrangement,
Liquidation, or Succession.      Not applicable.

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

(4) Instruments Defining the Rights of Security Holders. Statement of Designation and Determination of Preferences of Series A Convertible Preferred Stock of Delta Petroleum Corporation is incorporated by Reference to Exhibit 28.3 of the Current Report on Form 8-K dated June 15, 1988. Statement of Designation and Determination of Preferences of Series B Convertible Preferred Stock of Delta Petroleum Corporation is incorporated by reference to Exhibit 28.1 of the Current Report on Form 8-K dated August 9, 1989. Statement of Designation and Determination of Preferences of Series C Convertible Preferred Stock of Delta Petroleum Corporation is incorporated by reference to Exhibit 4.1 of the current report on Form 8-K dated June 27, 1996.

(9) Voting Trust Agreement.  Not applicable.

(10)     Material Contracts.

10.1     Agreement effective October 28, 1992 between Delta
Petroleum Corporation, Burdette A. Ogle and Ron Heck.
Incorporated by reference from Exhibit 28.2 to the Company's Form
8-K dated December 4, 1992.

10.2     Option Amendment Agreement effective March 30, 1993.
Incorporated by reference from Exhibit 28.2 to the Company's
Form 8-K dated April 14, 1993.

10.3 Agreement between Delta Petroleum Corporation and Burdette A. Ogle dated February 24, 1994 for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated February 25, 1994.

10.4 Addendum to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated May 24, 1994.

10.5 Addendum #2 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.2 to the Company's Form 8-K dated July 15, 1994.

10.6     Addendum #3 to agreement dated February 24, 1994 between
Delta Petroleum Corporation and Burdette A. Ogle. Incorporated by reference from Exhibit 28.3 to the Company's Form 8-K dated
August 9, 1994.

10.7 Addendum #4 to agreement dated February 24, 1994 between Delta Petroleum Corporation and Burdette A. Ogle for offshore Santa Barbara California Federal oil and gas units. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated August 31, 1993.

10.8     November 28, 1994 agreement between Amber Resources
Company (a 92% owned subsidiary of the Company) and El Paso
Natural Gas Company exchanging four Amber wells for satisfaction of Amber's +967,911 Mcf recoupment gas obligation. Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated
November 21, 1994.

10.9 Burdette A. Ogle "Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment", "Lease Interests Purchase Option Agreement" and "Purchase and Sale Agreement". Incorporated by reference from
Exhibit 28.1 to the Company's Form 8-K dated January 3, 1995.

10.10    Agreement between Corporate Relations Group and Delta
Petroleum Corporation effective August 10, 1995. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated
August 18, 1995.

10.11    Agreements dated August 15, 1995 with Corporate
Relations Group, Inc. relating to the purchase of stock.
Incorporated by reference from Exhibit 99.2 to the Company's Form
8-K dated August 18, 1995.

10.12    Agreement with Bion Environmental Technologies, Inc.
dated June 26, 1995 including an agreement to convert a portion of a promissory note to common stock and a stock voting agreement in favor of the Company's President and Chairman.
Incorporated by reference to Exhibit 99.3 to the Company's
Form 8-K dated August 18, 1995.

10.13    Agreement between LoTayLingKyur, Inc. and Delta
Petroleum Corporation effective June 15, 1995. Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated
August 18, 1995.

10.14    Agreement with Miller Financial Group, Inc. dated August
3, 1995. Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K dated August 18, 1995.

10.15 Agreement with Howard Jenkins dated July 20, 1995 for purchase of warrant. Incorporated by reference to Exhibit 99.6 to the Company's Form 8-K dated August 18, 1995.

10.16 Agreement dated August 1, 1995 with David Castaneda relating to employment. Incorporated by reference to Exhibit
99.8 to the Company's Form 8-K dated August 18, 1995.

10.17 Agreement with LoTayLingKyur, Inc. dated June 29, 1995 relating to note extension and option grant. Incorporated by reference to Exhibit 99.9 to the Company's Form 8-K dated
August 18, 1995.

10.18    Agreement dated October 31, 1995 between Delta, Melange
Associates, Inc., Nautilus Oil and Gas Company and Thorofare
Resources, Inc. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1995.

10.19    Agreement between Delta and Sunnyside Production
Company, LLC. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated November 1, 1995.

10.20    Copies of Aleron H. Larson, Jr. and Roger A. Parker
Employment Agreements.  Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated December 14, 1995.

10.21    Copy of the 1995 Non-employee Director Stock Plan.
Incorporated by reference from Exhibit 99.2 to the Company's
Form 8-K dated December 14, 1995.

10.22    Wagner & Brown, Ltd. Moneta Hills Purchase and Sale
Agreement (without exhibits) and Assignment and Assumption
Agreement. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated April 5, 1996.

10.23    C.A. Opportunidad stock purchase agreement.
Incorporated by reference from Exhibit 99.2 to the Company's Form
8-K dated April 5, 1996.

10.24    Employment and related agreements including Stock Voting
Agreement. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated April 5, 1996.

10.25    Employment agreement.  Incorporated by reference from
Exhibit 99.4 to the Company's Form 8-K dated April 5, 1996.

10.26    Amendment to Corporate Relations Group, Inc. and Delta
Petroleum Corporation, Public Relations/Marketing Contract dated August 10, 1995. Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated June 27, 1996.

10.27    Investment Representation Agreement Regarding Offshore
Subscriptions for C.A. Opportunidad. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated
June 27, 1996.

10.28    Investment Representation Agreement Regarding Offshore
Subscriptions for Fondo de Adquisciones E Inversiones
Internacionales XL S.A.  Incorporated by reference from
Exhibit 99.3 to the Company's Form 8-K dated June 27, 1996.

10.29    Employment agreement with Aleron H. Larson, Jr.,
Chairman. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated June 27, 1996.

10.30    Employment agreement with Roger A. Parker, President.
Incorporated by reference from Exhibit 99.5 to the Company's
Form 8-K dated June 27, 1996.

10.31 Letter agreement (without exhibits) with Slawson Exploration Company, Inc. dated August 22, 1996 for an interest in the Yolo Bypass prospect. Incorporated by reference from
Exhibit 99.2 to the Company's Form 8-K dated October 10, 1996.

10.32 Letter agreement (without exhibits) with Slawson Exploration Company, Inc. dated September 30, 1996 for an interest in the West Orion prospect. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated October 10, 1996.

10.33 Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1996.

10.34    Financial consulting agreement with BC Capital Corp.
Incorporated by reference from Exhibit 99.1 to the Company's
Form 8-K dated January 7, 1997.

10.35    Purchase and sale agreement between Snyder Oil
Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated
January 7, 1997.

10.36 Employment agreement with David Castaneda. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated
January 7, 1997.

10.37    Letter agreement (without exhibits) with Slawson
Exploration Company, Inc. dated February 10, 1997 for an interest in the Bali prospect. Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated March 3, 1997.

10.38    Letter agreement (without exhibits) with Slawson
Exploration Company, Inc. dated February 12, 1997 for an interest in the Fiji prospect. Incorporated by reference from Exhibit
99.2 to the Company's Form 8-K dated March 3, 1997.

10.39    Letter agreement (without exhibits) with KCS Resources,
Inc., a subsidiary of KCS Energy and doing business as KCS
Mountain Resources, Inc.  Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated April 24, 1997.

10.40 Agreement among Eva H. Posman, as Chapter 11 Trustee of Underwriters Financial Group, Inc., Snyder Oil Corporation and Delta Petroleum Corporation. Incorporated by reference from
Exhibit 99.1 to the Company's Form 8-K dated May 23, 1997.

(11)     Statement Regarding Computation of Per Share Earnings.
Not applicable.

(12) Statement Regarding Computation of Ratios. Not applicable.

(13)     Annual Report to Security Holders, Form 10-Q or
Quarterly Report to Security Holders.  Not applicable.

(16) Letter re: Change in Certifying Accountants. Not applicable.

(17)     Letter re: Director Resignation. Not applicable.

(18) Letter Regarding Change in Accounting Principles. Not applicable.

(19)     Previously Unfiled Documents.  Not applicable.

(21)     Subsidiaries of the Registrant. Not applicable.

(22)     Published Report Regarding Matters Submitted to Vote of
         Security Holders. Not applicable.

(23)     Consent of Experts and Counsel. Not applicable.

(24)     Power of Attorney.  Not applicable.

(27)     Financial Data Schedule.  Filed herewith electronically.

(99)     Additional Exhibits. Not applicable.


                       Independent Auditor's Report

The Board of Directors and Stockholders
Delta Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statemetns based on our audits.

We conduted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiary as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

                                         s/KPMG Peat Marwick LLP



Denver, Colorado
September 16, 1997


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996



                                                    1997              1996

ASSETS

Current Assets:
  Cash                                             $393,048         1,629,738
  Trade accounts receivable,  net of
    allowance for doubtful accounts
    of  $50,000 in 1997 and  $48,722 in 1996        333,535           377,260
  Other current assets                               10,100            12,100

    Total current assets                            736,683         2,019,098


Property and Equipment:
  Oil and gas properties, at cost (using
        the successful efforts method
        of accounting) (Note 10):
    Undeveloped offshore California
             properties                           6,959,830         6,786,580
    Undeveloped onshore domestic properties         714,605           971,648
    Developed onshore domestic properties         3,383,523         2,919,451
  Office furniture and equipment                     80,446            78,188
                                                 11,138,404        10,755,867

  Less accumulated depreciation and depletion    (2,059,461)       (1,787,443)

    Net property and equipment                    9,078,943         8,968,424

Investment in Bion Environmental
  Technologies, Inc. (Bion) (Note 2)                503,328           411,483

Accounts receivable from affiliates (Note 7)        119,419           116,727

                                                $10,438,373        11,515,732



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1997              1996
Current  Liabilities:
  Accounts payable trade                           $776,702           304,050
  Other accrued liabilities                          21,835            68,297
  Royalties payable                                 468,968           649,835
  Note and accrued interest  payable
    by Underwriters Financial Group (UFG)
    (the Company's former parent) (Note 3)           -              2,669,642

    Total current liabilities                     1,267,505         3,691,824


Stockholders' Equity (Note 4):
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares,
    issued 160 shares in 1996                       -                     16
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 5,230,631 shares in 1997 and
    4,488,283 shares in 1996                         52,306            44,882
  Additional paid-in capital                     24,950,128        21,299,784
  Unamortized consulting expense                     -               (105,000)
  Cumulative unrealized loss (Note 2)              (213,969)         (255,184)
  Accumulated deficit                           (15,617,597)      (13,160,590)

    Total stockholders' equity                    9,170,868         7,823,908

Commitments (Note 8)
                                                $10,438,373        11,515,732


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    Years Ended June 30, 1997 and 1996

                                                       1997             1996
Revenue:

Oil and gas sales                                $1,554,134        1,044,873
  Gain on sale of oil and gas properties              2,524          -
  Other revenue                                     255,798          340,444

        Total revenue                              1,812,456        1,385,317

Expenses:

Lease operating expenses                             587,251          439,805
Depreciation and depletion                           320,292          341,813
Exploration expenses                                 607,431          110,963
Abandoned and impaired properties                    364,019          375,301
Dry hole costs                                       191,300            5,718
Minimum royalty to related party (Note 7)            350,000          250,000
General and administrative                         1,808,701        2,457,423
Stock option expense                                  40,469          293,125
Interest on notes payable                              -              439,399

        Total expenses                             4,269,463        4,713,547

        Net loss                                 ($2,457,007)     ($3,328,230)

    Loss per common share                             ($0.49)           (0.81)

    Weighted average number of common
           shares outstanding                      5,029,009        4,113,251



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Years ended June 30, 1997 and 1996


                                                      Preferred Stock              Common Stock
                                                         Shares         Amount        Shares         Amount

    Balance, July 1, 1995                                  -             $           3,550,882         35,509

    Unrealized gain on equity securities (Note 2)          -              -             -              -
    Shares issued for cash -- preferred stock (Note 4)        160             16        -              -
    Commission paid on issuance of preferred stock         -              -             -              -
    Shares issued for cash - common stock                  -              -            140,478          1,405
    Shares issued for cash-redeemable
       common stock (Note 4)                               -              -            276,000          2,760
    Commission paid on issuance of redeemable
      common stock (Note 4)                                -              -             -              -
    Capital contributions from UFG                         -              -             -              -
    Shares issued for cash upon exercise
      of options (Note 4)                                  -              -            351,350          3,513
    Shares issued for undeveloped oil and
      gas properties (Note 4)                              -              -             31,127            311
    Shares issued for developed oil and
      gas properties (Note 4)                              -              -              5,000             50
    Stock options granted as compensation (Note 4)         -              -             -              -
    Shares issued for services (Note 4)                    -              -            127,046          1,270
    Amortization of consulting expense (Note 4)            -              -             -              -
    Shares issued for obligation payable in common stock   -              -              6,400             64
    Net loss                                               -              -             -              -

    Balance, June 30, 1996                                    160             16     4,488,283         44,882

    Unrealized gain on equity securities (Note 2)          -              -             -              -
    Preferred stock converted into common
      stock (Note 4)                                         (160)           (16)      396,601          3,966
    Shares issued for cash upon exercise of
      options (Note 4)                                     -              -            186,700          1,867
    Shares issued for undeveloped oil and
      gas properties (Note 4)                              -              -             63,000            630
    Shares issued for developed oil and
      gas properties (Note 4)                              -              -                500              5
    Shares issued for services (Note 4)                    -              -              7,500             75
    Amortization of consulting expense (Note 4)            -              -             -              -
    Shares of common stock reacquired and
      retired (Note 4)                                     -              -             (4,070)           (40)
    UFG settlement (Note 3)                                -              -             92,117            921
    Net loss                                               -              -             -              -

    Balance, June 30, 1997                                 -             $           5,230,631         52,306



                                                                      Obligation    Additional    Unamortized
                                                                      payable in     paid-in       consulting
                                                                     common stock    capital        expense

    Balance, July 1, 1995                                                 46,400    15,627,201         -

    Unrealized gain on equity securities (Note 2)                         -             -              -
    Shares issued for cash -- preferred stock (Note 4)                    -          1,599,984         -
    Commission paid on issuance of preferred stock                        -           (160,000)        -
    Shares issued for cash - common stock                                 -            637,710         -
    Shares issued for cash-redeemable common stock (Note 4)               -            747,240         -
    Commission paid on issuance of redeemable
      common stock (Note 4)                                               -            (75,000)        -
    Capital contributions from UFG                                        -             62,098         -
    Shares issued for cash upon exercise of options (Note 4)              -          1,660,837         -
    Shares issued for undeveloped oil and gas properties (Note 4)         -            115,290         -
    Shares issued for developed oil and gas properties (Note 4)           -             16,825         -
    Stock options granted as compensation (Note 4)                        -            365,977         -
    Shares issued for services (Note 4)                                   -            655,286       (656,556)
    Amortization of consulting expense (Note 4)                           -             -             551,556
    Shares issued for obligation payable in common stock                 (46,400)       46,336         -
    Net loss                                                              -             -              -

    Balance, June 30, 1996                                                -         21,299,784       (105,000)

    Unrealized gain on equity securities (Note 2)                         -             40,469         -
    Preferred stock converted into common stock (Note 4)                  -             (3,950)        -
    Shares issued for cash upon exercise of options (Note 4)              -            758,977         -
    Shares issued for undeveloped oil and gas properties (Note 4)         -            172,620         -
    Shares issued for developed oil and gas properties (Note 4)           -              1,604         -
    Shares issued for services (Note 4)                                   -             29,925         -
    Amortization of consulting expense (Note 4)                           -             -             105,000
    Shares of common stock reacquired and retired (Note 4)                -            (18,022)        -
    UFG settlement (Note 3)                                               -          2,668,721         -
    Net loss                                                              -             -              -

    Balance, June 30, 1997                                                -         24,950,128         -




                                                       Cumulative
                                                       unrealized
                                                         gain        Accumulated
                                                         (loss)        deficit        Total

    Balance, July 1, 1995                                (350,142)    (9,832,360)    5,526,608

    Unrealized gain on equity securities (Note 2)          94,958         -             94,958
    Shares issued for cash -- preferred stock (Note 4)     -              -          1,600,000
    Commission paid on issuance of preferred stock         -              -           (160,000)
    Shares issued for cash - common stock                  -              -            639,115
    Shares issued for cash-redeemable
      common stock (Note 4)                                -              -            750,000
    Commission paid on issuance of redeemable
      common stock (Note 4)                                -              -            (75,000)
    Capital contributions from UFG                         -              -             62,098
    Shares issued for cash upon exercise
      of options (Note 4)                                  -              -          1,664,350
    Shares issued for undeveloped oil
      and gas properties (Note 4)                          -              -            115,601
    Shares issued for developed oil
      and gas properties (Note 4)                          -              -             16,875
    Stock options granted as compensation (Note 4)         -              -            365,977
    Shares issued for services (Note 4)                    -              -             -
    Amortization of consulting expense (Note 4)            -              -            551,556
    Shares issued for obligation payable in common stock   -              -             -
    Net loss                                               -          (3,328,230)   (3,328,230)

    Balance, June 30, 1996                               (255,184)   (13,160,590)    7,823,908

    Unrealized gain on equity securities (Note 2)          41,215         -             81,684
    Preferred stock converted into common
      stock (Note 4)                                       -              -             -
    Shares issued for cash upon exercise
      of options (Note 4)                                  -              -            760,844
    Shares issued for undeveloped oil and gas properties   -              -            173,250
    Shares issued for developed oil and gas properties     -              -              1,609
    Shares issued for services (Note 4)                    -              -             30,000
    Amortization of consulting expense (Note 4)            -              -            105,000
    Shares of common stock reacquired and
      retired (Note 4)                                     -              -            (18,062)
    UFG settlement (Note 3)                                -              -          2,669,642
    Net loss                                               -          (2,457,007)   (2,457,007)

    Balance, June 30, 1997                               (213,969)   (15,617,597)    9,170,868



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Years Ended June 30, 1997 and 1996



                                                            1997             1996

    Cash flows operating activities:
      Net loss                                           ($2,457,007)      (3,328,230)
      Adjustments to reconcile net loss to cash used in
               operating activities:
        Write-off royalties payable                         (180,867)        (288,954)
        Depreciation and depletion                           320,292          341,813
        Abandoned and impaired properties                    364,019          375,301
        Bad debt expense (Note 7)                             60,604          -
        Amortization of consulting expense                   105,000          551,556
        Stock option expense                                  40,469          365,977
        Gain on sale of oil and gas properties                (2,524)         -
        Common stock issued for services                      30,000          -
        Interest on note payable by UFG                      -                436,787
      Net changes in current assets and
                         and current liabilities:
        Increase in trade accounts receivable                 (8,183)         (50,075)
        Decrease (increase) in other current assets            2,000          (10,000)
        Increase (decrease) in accounts payable trade        472,652         (236,590)
        Decrease in accrued interest payable                 -                 (8,000)
        Decrease in other accrued liabilities                (46,462)        (114,701)
        Decrease in consulting fees payable
                         to stockholder                      -               (162,500)
        Increase in royalties payable                        -                 27,715
    Net cash  used in operating activities                (1,300,007)      (2,099,901)

    Cash flows from investing activities:
        Additions to property and equipment               (1,068,167)        (611,069)
        Proceeds from sale of oil and gas properties         450,720          -
    Net cash used in investing activities                   (617,447)        (611,069)

    Cash flows from financing activities:
        Stock issued for cash upon exercise of options       742,782        1,664,350
        Repayments of note payable                           -               (100,000)
        Issuance of redeemable preferred stock for cash      -              1,600,000
        Commission paid on issuance of redeemable
                       preferred stock                       -               (160,000)
        Issuance of redeemable common stock for cash         -                750,000
        Commission paid on issuance of redeemable
                       common stock                          -                (75,000)
        Issuance of common stock for cash                    -                639,115
        (Increase) decrease in accounts receivable from
                       affiliates                            (62,018)         (33,590)
    Net  cash provided by financing activities               680,764        4,284,875

    Net (decrease) increase in cash                       (1,236,690)       1,573,905

    Cash at beginning of year                              1,629,738           55,833

    Cash at end of year                                     $393,048        1,629,738

    Supplemental cashflow information:
    Cash paid for interest                                   -                 10,612

    Non-cash financing activities:
    Common stock issued for properties                      $174,859          132,476

          See accompanying notes to consoldiated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 1997 and 1996

(1) Summary of Significant Accounting Policies

    Organization and Principles of Consolidation

    Delta Petroleum Corporation ("Delta") was organized December 21, 1984 and is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company owns interests in undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed and undeveloped oil and gas properties in the continental United States.

    At June 30, 1997, the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber.
    Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

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

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was issued in March 1995. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

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

     The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions attributable to certain producing properties of $77,168 and $56,461 for the years ended June
     30, 1997 and 1996, respectively.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of the related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1997, the Company had produced and recognized as revenue approximately 169,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $340,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

     Royalties Payable

     Recoupment gas royalties, included in royalties payable, represent estimated royalties due on recoupment gas produced and delivered to the gas purchaser pursuant to the terms of a recoupment agreement. The Company has estimated an amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser.

     Royalties payable also include estimated royalties payable on other properties held in suspense. A significant portion of the estimated royalties has not been paid pending a determination of what amounts may have previously been paid by the operator of the properties on behalf of the Company.

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1997 and 1996.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     Income (Loss) Per Common Share

     Income (loss) per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period.

     Common stock options and warrants have not been considered in the calculation of earnings per share as their effect is antidilutive.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

(2)  Investment

     The Company's investment in Bion Environmental Technologies, Inc. ("Bion") is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During fiscal 1997, the Company received an additional 22,524 shares of Bion's common stock for rent and other services provided by the Company. The 149,134 shares of Bion's common stock owned by the Company represents approximately 4% of the outstanding shares of Bion at June 30, 1997.

     The cost and estimated market value of the Company's investment in Bion at June 30, 1997 and 1996 are as follows:

                                                   Estimated
                                 Unrealized          Market
                    Cost           (Loss)            Value

      1997        $717,297        (213,969)          503,327

      1996        $666,667        (255,184)          411,483

      As of September 2, 1997 the estimated market value of the Company's investment in Bion, based on the quoted bid price of Bion's common stock, was $484,685.

(3)   Note Payable by UFG

    At June 30, 1997, the note payable ( Note ) to Snyder Oil Corporation ( SOCO ) by Underwriters Financial Group, Inc.,
    ( UFG ), the Company s former parent, represents UFG s obligation under the Note, which was recorded upon the transfer by UFG (subject to the Note) of the common stock of Amber to the Company in 1992. Prior to fiscal 1997, Delta had recorded the Note as a liability since a portion of the common shares of Amber owned by the Company were pledged to secure the Note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the Note.

    On May 23, 1997 Delta, UFG and SOCO entered into a settlement agreement under which SOCO released its lien on the Amber shares. In connection with the agreement, Delta reissued 92,117 shares of common stock to UFG. These shares had originally been returned to Delta and cancelled pursuant to an agreement dated February 22, 1995. This agreement was rescinded in connection with the settlement agreement.

    As a result of the settlement agreement, the liability for the Note was eliminated with a corresponding increase in Delta's stockholders' equity. The fair value of the common shares issued to UFG of $322,410 was recorded as an increase in stockholders' equity, for the value of shares issued, and as a reduction of the adjustment recorded to stockholder's equity for the elimination of the liability for the Note.

(4) Stockholders  Equity

    Preferred Stock

   The Company has 3,000,000 shares of preferred stock authorized, par value $.10 per share, issuable from time to time in one or more series.

   On May 9, 1996, the Company established a series of 1,000 shares of Convertible Preferred stock designated Series C. This stock converts into a number of shares of common stock determined by a fraction the numerator of which is $10,000 and the denominator of which is the lesser of $4.50 or 65% of the previous five day average closing price of the corporation's share reported by NASDAQ; provided that if the five day average closing price is less than $3.00 per share then the $3.00 shall be the denominator.

   On May 17, 1996 and June 6, 1996 the Company sold a total of
   160 shares of Series C Convertible Preferred stock to certain unrelated individuals for $1,600,000. Commissions paid on the sale of the preferred stock amounted to $160,000.

   During the year ended June 30, 1997, the 160 share of Series
   C Convertible Preferred stock were converted into 396,601 shares of the Company's common stock.

   Common Stock

   On August 18, 1995, the Company completed a sale of 231,000 shares of the Company's common stock to third parties for $750,000 with net proceeds to the Company of $675,000 after payment of certain fees. Under the purchase agreement the Company committed to register the shares within 30 days or increase the number of shares by 25,000 with an increase of an additional 5,000 shares each 30 days thereafter until the expiration of six months after which the Company has agreed to repurchase all shares issued for $750,000 and to deliver a promissory note therefore, with interest payable at 15% per annum from the date funds were received. During fiscal 1996, in a series of transactions, the redeemable shares were sold privately, thereby waiving all rights of redemption. The Company delivered a total of 276,000 shares before the redeemable shares were sold privately. As a result of the sale, $750,000 ($675,000 net of certain commission) was credited to shareholders' equity.

   During the year ended June 30, 1996, the Company raised
   $639,115 through the issuance of 140,478 shares of the Company's common stock in private transactions.

   The Company received proceeds from the exercise of options to purchase shares of its common stock of $760,844 during the year ended June 30, 1997 and $1,664,350 during the year ended
   June 30, 1996.

   During the years ended June 30, 1997 and 1996, the Company issued shares of its common stock in exchange for oil and gas properties, for services, and in connection with a settlement agreement. These transactions were recorded at the estimated fair value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

   Non-Qualified Stock Options

   The Company's 1993 Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on May 24, 1993 and ratified and adopted by the shareholders on October 5, 1993. The Incentive Plan was amended effective November 1, 1996. The Company has reserved the greater of 500,000 shares of common stock or 20% of the issued and outstanding shares of common stock of the Company on a fully diluted basis. Incentive awards under the Incentive Plan may include non-qualified or incentive stock options, limited appreciation rights, tandem stock appreciation rights, phantom stock, stock bonuses or cash bonuses. Options issued to date have been non-qualified stock options as defined in the Incentive Plan.

   A summary of the Plan's stock option activity and related information for the years ended June 30, 1997 and 1996 are as follows:

                                          1997

                                                 Weighted-Average
                                 Options          Exercise Price

Outstanding-beginning
  of year                        922,350                   $3.85
Granted                          546,000                    5.39
Exercised                       (186,700)                   4.06
Returned                         (21,573)                   3.75
Repriced                         918,027                    3.64
Returned for repricing          (918,027)                   5.58

Outstanding-end
  of year                      1,260,077                   $3.25

Exercisable at
  end of year                  1,185,077                   $3.20


                                          1996

                                                 Weighted-Average
                                 Options          Exercise Price

Outstanding-beginning
  of year                        620,850                   $2.32
Granted                          588,850                    6.43
Exercised                       (287,350)                   5.46
Returned                            -                         -
Repriced                         289,850                    5.97
Returned for repricing          (289,850)                   6.85

Outstanding-end
  of year                        922,350                   $3.85

Exercisable at
  end of year                    892,350                   $3.79

Exercise prices for options outstanding under the plan as of June 30, 1997 ranged from $1.25 to $9.75 per share. The weighted-average remaining contractual life of those options is 7.9 years. A summary of the outstanding and exercisable options at June 30, 1997, segregated by exercise price ranges, is as follows:

                                                     Weighted-
                                                      Average
                                       Weighted-      Remaining
Exercise                               Average       Contractual
 Price               Options           Exercise          Life
 Range             Outstanding          Price         (in years)

$1.25 - $3.25        1,110,077           $2.75          7.8
$6.00 - $9.75          150,000            6.96          9.2
                     1,260,077            3.25          7.9


                                           Weighted-
Exercise                                     Average
 Price               Exercisable             Exercise
 Range                 Options                Price

$1.25 - $3.25         1,060,077               $2.73
$6.00 - $9.75           125,000                7.15
                      1,185,000               $3.20


   Proforma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1997 and 1996, respectively, risk-free interest rate of 6.5% and 5.8%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 43.72% and 46.00%, and a weighted-average expected life of the options of 6.87 and 6.35 years.

   The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal or greater to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended June 30, 1997 and 1996, would have been $4,191,673 and $4,848,092, and loss per common share would have been $0.83 and $1.18 per share, respectively.

   During the fiscal year ended June 30, 1997, the Company's president exercised options to purchase 14,450 shares of the Company's common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by the Company's president, valued at the market price of the stock on the date of exercise. The Company recorded the 4,070 shares of the Company's common stock reacquired at cost, which shares were subsequently retired.

   On July 25, 1995, the Company's Incentive Plan Committee granted to each of the two officers options to purchase 7,000 shares of common stock at $2.50 per share under the Company's Incentive Plan. The Options are immediately exercisable and expire July 25, 2005. Also on July 25, 1995, each officer surrendered to the Company 7,000 Class D warrants to purchase stock at $2.50 per share owned by them. Stock option expense of $43,750 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of grant for the options granted.

   In July, 1995, the Company's Incentive Plan Committee granted 1,500 options at $1.25 to an employee of the Company. Stock option expense of $7,125 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of grant for the options granted. The options were exercised during the year ended June 30, 1996.

   Stock Options and Warrants

   In addition to options outstanding under the Company's
   Incentive Plan, the following options and warrants were outstanding at June 30, 1997:

     Number               Exercise            Expiration
   Outstanding             Price                 Date

      7,000                $ 1.250             8/08/95 (1)
     20,000                  3.500             6/09/03
    150,000                  5.000             6/28/98
    100,000                  5.500             8/03/97
     50,000                  6.000                 -   (2)
     50,000                  6.000             9/01/97 (3)
     62,500                  6.125            11/06/00
    100,000                  8.000             8/31/99
    100,000                  8.500             8/03/98


         (1) On August 7, 1995, the Company extended the expiration date to thirty days after registration of the underlying shares. The options are held by a director and unrelated consultant. Stock option expense of $29,750 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of the options were extended.

         (2) The 50,000 options granted at $6.00 expire on the later of the original expiration date or one year after registration of the underlying shares.

         (3) The 50,000 options granted at $6.00 expire on the later of the original expiration date or thirty days after registration of the underlying shares.

   On August 7, 1995, the Company extended the expiration date of certain options to thirty days after registration of the underlying shares. The options were held by an unrelated consultant. Stock option expense of $212,500 has been recorded for the year ended June 30, 1996 based on the difference between the option price and the quoted market price on the date of the options were extended. During fiscal 1997, these options were exercised.

   During fiscal 1996, the Company entered into employment agreements with an employee to assist the Company in assembling and disseminating public information about the Company for a period through January 1997. Under the terms of the agreements, the Company issued 47,500 shares of common stock for the above mentioned services. The shares were placed in escrow and were released ratably as services were rendered. The fair value of the common stock issued of $287,608 was estimated based on the quoted market price of the common stock at the time it was issued and was charged to unamortized consulting expense. Unamortized consulting expense was recorded as a component of stockholders equity and was amortized ratably as services were performed in 1996 and 1997.

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

(5)      Employee Benefits

   During 1997 the Company began sponsoring a qualified tax deferred savings plan in the form of a Savings Incentive Match Plan for Employees ("SIMPLE") IRA plan (the "Plan") available to companies with fewer than 100 employees. Under the Plan, the Company's employees may make annual salary reduction contributions of up to 3% of an employee's base salary up to a maximum of $6,000 (adjusted for inflation) on a pre-tax basis. The Company will make matching contributions on behalf of employees who meet certain eligibility requirements.
   During the fiscal year ended June 30, 1997 the Company contributed $4,491 under the Plan.


(6)      Income Taxes

   At June 30, 1997 and 1996, the Company s significant deferred tax assets and liabilities are summarized as follows:

                                              1997         1996
      Deferred tax assets:
         Net operating loss
           carryforwards                  $7,168,000   6,655,000

         Allowance for doubtful
           accounts not deductible
           for tax purposes                   19,000      19,000
         Oil and gas properties,
               principally due to
               differences in basis and
               depreciation and depletion  1,685,000   1,777,000
         Gross deferred tax assets         8,872,000   8,451,000

         Less valuation allowance         (8,872,000) (8,451,000)

      Net deferred tax asset            $       -            -

         No income tax benefit has been recorded for the years ended June 30, 1997 and 1996 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

         At June 30, 1997, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $18,900,000 and $17,500,000, respectively.
   If not utilized, the tax net operating loss carryforwards will expire during the period from 1998 through 2012. Net operating loss carryforwards attributable to Amber prior to 1993 which are included in the above amounts of approximately $4,100,000 are available only to offset future taxable income of Amber and are further limited to approximately $430,000 per year, determined on a cumulative basis.


(7) Related Party Transactions

    Transactions with Officer

   On January 7, 1997, the Company's President returned
   21,573 options to purchase shares of common stock at $3.75 to the Company. At that time the market price of the Company's
   common stock was $6.50 per share.   On the same date, the
   Company wrote off a receivable in the amount of $59,326 from Apex Operating Company, Inc., a company affiliated with the Company's President by reason of his position as its president and his ownership of 100% of its common stock. The return of the 21,573 options was voluntary and was done as an attempt to restore an approximately equivalent value to the Company.

         Accounts Receivable from Affiliates

    At June 30, 1997, the Company had $119,419 of receivables from affiliates of an officer of the Company primarily for production taxes and other expenses on wells owned by the affiliates and operated by the Company. The amounts are due on open account and are non-interest bearing.

         Transaction with Directors

     The Company has an agreement to grant, on an annual basis, to each non-employee director options to purchase, 7,500 shares of the Company's common stock for services performed during the previous 12 months. The options are granted at an exercise price equal to 50% of the average market prices for the year in which the services are performed.

         Transactions with Other Stockholders

     The Company entered into a consulting agreement with Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle") effective December 1, 1992 which provides for a monthly fee of $10,000 for a period of five years. Subsequent to year end, the Company agreed to extend the term of the consulting agreement for an additional year.

     Effective February 24, 1994, Ogle granted the Company an option to acquire working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. In August 1994, the Company issued a warrant to Ogle to purchase 100,000 shares of the Company's common stock for five years at a price of $8 per share in consideration of the agreement by Ogle to extend the expiration date of the option to January 3, 1995. On January 3, 1995, the Company exercised the option from Ogle to acquire the working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. Delta paid Ogle $350,000 in 1997 and $250,000 in 1996 and is to pay a
     minimum of $350,000 annually
     until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. As of June 30, 1997, the Company has paid a total of $850,000 in minimum royalty payments. Under the terms of the agreement, the Company may reassign the working interests to Ogle upon notice of not more than 14 months nor less than 12 months, thereby releasing the Company of any further obligations to Ogle after the reassignment.

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

(8)  Commitments

      The Company rents an office in Denver under an operating lease which expires in March 2002. Rent expense, net of sublease rental income, for the years ended June 30, 1997 and 1996 was approximately $44,000 and $69,000, respectively. Future minimum payments under noncancelable operating leases are as follows:

                     1998                        $105,642
                     1999                         112,182
                     2000                          97,385
                     2001                          92,444
                     2002                          62,766


(9)  Disclosures About Capitalized Costs, Cost Incurred and
Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                       June 30,        June 30,
                                         1997            1996
         Undeveloped offshore
           California properties     $6,959,830       6,786,580
         Undeveloped onshore
           domestic properties          714,605         971,648
         Developed onshore domestic
           properties                 3,383,523       2,919,451
                                     11,057,958      10,677,679
         Accumulated depreciation
           and depletion             (1,990,954)     (1,724,140)

                                     $9,067,004       8,953,539


         Cost incurred in oil and gas producing activities for the years ended June 30,1997 and 1996 are as follows:


                                           1997           1996
         Unproved property
          acquisition costs             $505,457         472,849
         Proved property
          acquisition costs              182,559          16,875
         Development costs               567,492         198,814
         Exploration costs               607,431         110,963
                                      $1,862,939         799,501

         The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 1997 and 1996 were:

                          1997                     1996

            A              42%                      27%
            B              14%                      34%
            C              13%                       -
            D               7%                      17%

(10)     Information Regarding Proved Oil and Gas Reserves
         (Unaudited)

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

         These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy.
While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the years ended June 30, 1997 and 1996 are as follows:


                                                Onshore                        Offshore
                                                  GAS             OIL             GAS             OIL
                                                 (MCF)          (BBLS)           (MCF)          (BBLS)

Balance at July 1, 1996                     4,162,885         120,816      62,073,644      57,044,952

     Purchases of reserves in place         1,320,058          25,273          -               -
     Extension and discoveries                 64,727          -               -               -
     Revisions of quantity estimates          255,700          12,381         366,607         943,768
     Sales of properties                      (33,131)         (3,565)         -               -
     Production                              (499,294)        (10,713)         -               -
Balance at June 30, 1996                    5,270,945         144,192      62,440,251      57,988,720

     Purchases of reserves in place           659,515          -            3,140,745       2,616,072
     Redetermination of working interest         -             -            9,288,371       8,359,569
     Extension and discoveries                141,127           1,473          -               -
     Revisions of quantity estimates        1,338,004          50,982       2,809,079       3,363,139
     Sales of properties                   (1,348,132)        (26,080)         -               -
     Production                              (644,256)         (7,755)         -               -
Balance at June 30, 1997                    5,417,203         162,812      77,678,446      72,327,500

Proved developed reserves:
   June 30, 1995                            2,550,626          43,125          -               -
   June 30, 1996                            3,146,357          47,021          -               -
   June 30, 1997                            3,419,077          34,176          -               -

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.



                                                                            Offshore
                                                            Onshore        California        Total



        June 30, 1996:

        Future cash inflows                                $10,384,701     779,833,105     790,217,806
        Future costs:
           Production                                        4,071,196     203,812,088     207,883,284
           Development                                       1,250,413     166,640,928     167,891,341
           Income taxes                                        -           134,309,964     134,309,964

        Future net cash flows                                5,063,092     275,070,125     280,133,217

         10% discount factor                                 1,819,295     216,969,625     218,788,920

        Standardized  measure of discounted future
              net cash flows                                $3,243,797      58,100,500      61,344,297


        June 30, 1997

        Future cash inflows                                $13,409,182     999,632,181   1,013,041,363
        Future costs:
           Production                                        4,699,867     308,000,540     312,700,407
           Development                                       1,824,318     217,307,046     219,131,364
           Income taxes                                        -           173,914,122     173,914,122

        Future net cash flows                                6,884,997     300,410,473     307,295,470

         10% discount factor                                 2,565,471     256,324,479     258,889,950

        Standardized  measure of discounted future
              net cash flows                                $4,319,526      44,085,994      48,405,520



The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 1997 and 1996 are as follows:


                                                               1997            1996

        Beginning of year                                  $61,344,297      45,419,695

        Sales of oil and gas produced during the
            period, net of production costs                   (966,883)       (605,068)
        Net change in prices and production costs          (15,964,408)     (1,562,145)
        Changes in estimated future development costs       (1,304,543)       (731,662)
        Purchase of reserves in place                        2,762,518         701,476
        Redetermination of working interest                  7,929,906            -
        Extensions, discoveries and improved recovery          122,389          77,312
        Revisions of previous quantity estimates,
             estimated timing of development and other      (8,530,750)     22,988,710
        Net change in income taxes                          (2,426,782)     (9,422,283)
        Sales of reserves in place                            (694,654)        (63,708)
        Accretion of discount                                6,134,430       4,541,970

        End of  year                                       $48,405,520      61,344,297


The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standard 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.
Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.