Form 10QSB
period 1997-09-30
DELTA PETROLEUM CORP/CO
filed 1997-11-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

5,235,631 shares of common stock $.01 par value were outstanding as of November 10, 1997.

                                               FORM 10-QSB
                                                   1st QTR.
                                                   FY 1998


                                   INDEX

                       PART I FINANCIAL INFORMATION

                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - September 30, 1997 and
          June 30, 1997 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three Months Ended
          September 30, 1997 and 1996 (unaudited). . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1997 and
          Three Months Ended September 30, 1996 (unaudited). .4

       Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 1997 and 1996 (unaudited). . . . . . .5

       Notes to Consolidated Financial Statements (unaudited) 6


Item 2.   Management's Discussion and Analysis
          Or Plan of Operations . . . .  . . . . . . . . . . .7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 10
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 10
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 10
Item 4.   Submission of Matters to a Vote of
          Security Holders. . . .. . . . . . . . . . . . . . 10
Item 5.   Other Information. . . . . . . . . . . . . . . . . 10
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 10


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                               September 30,       June 30,
                                                  1997              1997

ASSETS

Current Assets:
 Cash                                             $53,307           393,048
 Trade accounts receivable,  net of
   allowance for doubtful accounts of
   $50,000 at September 30, 1997
   and $48,722 at June 30, 1997                   577,812           333,535
 Other current assets                              10,100            10,100

   Total current assets                           641,219           736,683

 Property and Equipment:
  Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
  Undeveloped offshore California properties    6,959,830         6,959,830
  Undeveloped onshore domestic properties         787,133           714,605
  Developed onshore domestic properties         3,425,803         3,383,523
  Office furniture and equipment                   80,446            80,446
                                               11,253,212        11,138,404

 Less accumulated depreciation and depletion   (2,093,180)       (2,059,461)

   Net property and equipment                   9,160,032         9,078,943

Investment in Bion Environmental
 Technologies, Inc. (Bion)                        671,104           503,328

Accounts receivable from officer
 and affiliates                                   137,300           119,419

                                              $10,609,655        10,438,373


                                               September  30,     June  30,
                                                   1997              1997

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
 Accounts payable trade                          $797,473           776,702
 Other accrued liabilities                         23,971            21,835
 Royalties payable                                416,406           468,968
   Total current liabilities                    1,237,850         1,267,505

Stockholders' Equity
 Preferred stock, $.10 par value;
   authorized 3,000,000 shares; none issued        -                 -
 Common stock, $.01 par value;
   authorized 300,000,000 shares,
   issued 5,235,631 shares at
   September 30, 1997 and issued 5,230,631
   shares at June 30, 1997                         52,356            52,306
 Additional paid-in capital                    24,970,159        24,950,128
 Cumulative unrealized loss                       (46,193)         (213,969)
 Accumulated deficit                          (15,604,517)      (15,617,597)

   Total stockholders' equity                   9,371,805         9,170,868

Commitments and contingencies
                                              $10,609,655        10,438,373


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)

                                                   Three Months Ended
                                              September 30,    September 30,
                                                  1997             1996


Revenue:
 Oil and gas sales                                $317,206          346,651
 Gain on sale of oil and gas properties            236,602          -
 Other revenue                                      68,112           62,717

    Total revenue                                  621,920          409,368

Expenses:
 Lease operating expenses                           94,604          113,868
 Depreciation and depletion                         89,225           98,580
 Exploration expenses                               50,019          219,620
 Abandoned and impaired expense                    -                180,508
 General and administrative                        368,661          591,425
 Stock option expense                                6,331           12,879

    Total expenses                                 608,840        1,216,880

   Net income (loss)                               $13,080         (807,512)


   Net income (loss) per common share             $  *                (0.17)

          Weighted average number of common
              shares outstanding                 5,231,338        4,789,408

  * less than $.01 per share

    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1997 and the months ended September 30, 1997
    (Unaudited)


                                                            Preferred Stock                Common Stock
                                                         Shares         Amount        Shares           Amount

    Balance, July 1, 1996                                     160            $16     4,488,283         44,882

    Unrealized gain on equity securities                   -              -             -              -
    Stock options granted as compensation                  -              -             -              -
    Preferred stock converted into common stock              (160)           (16)      396,601          3,966
    Shares issued for cash upon exercise of options        -              -            186,700          1,867
    Shares issued for undeveloped oil and gas properties   -              -             63,000            630
    Shares issued for developed oil and gas properties     -              -                500              5
    Shares issued for services                             -              -              7,500             75
    Amortization of consulting expense                     -              -             -              -
    Shares of common stock reacquired and retired          -              -             (4,070)           (40)
    UFG settlement                                         -              -             92,117            921
    Net loss                                               -              -             -              -

    Balance, June 30, 1997                                 -              -          5,230,631         52,306

    Unrealized gain on equity securities                   -              -             -              -
    Stock options granted as compensation                  -              -             -              -
    Shares issued for cash upon exercise of options        -              -              5,000             50
    Net income                                             -              -             -              -

    Balance, September 30, 1997                            -             $-           5,235,631         52,356

                                                                                    Cumulative
                                                       Additional    Unamortized    unrealized
                                                        paid-in       consulting      gain        Accumulated
                                                        capital        expense        (loss)        deficit         Total

    Balance, July 1, 1996                              21,299,784       (105,000)     (255,184)   (13,160,590)     7,823,908

    Unrealized gain on equity securities                   -              -             41,215         -              41,215
    Stock options granted as compensation                  40,469         -             -              -              40,469
    Preferred stock converted into common stock            (3,950)        -             -              -              -
    Shares issued for cash upon exercise of options       758,977         -             -              -             760,844
    Shares issued for undeveloped oil and gas properties  172,620         -             -              -             173,250
    Shares issued for developed oil and gas properties      1,604         -             -              -               1,609
    Shares issued for services                             29,925         -             -              -              30,000
    Amortization of consulting expense                     -             105,000        -              -             105,000
    Shares of common stock reacquired and retired         (18,022)        -             -              -             (18,062)
    UFG settlement                                      2,668,721         -             -              -           2,669,642
    Net loss                                               -              -             -          (2,457,007)    (2,457,007)

    Balance, June 30, 1997                             24,950,128         -           (213,969)   (15,617,597)     9,170,868

    Unrealized gain on equity securities                   -              -            167,776         -             167,776
    Stock options granted as compensation                   6,331         -             -              -               6,331
    Shares issued for cash upon exercise of options        13,700         -             -              -              13,750
    Net income                                             -              -             -              13,080         13,080

    Balance, September 30, 1997                        24,970,159         -            (46,193)   (15,604,517)     9,371,805


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                  Three Months Ended
                                         September 30,     September 30,
                                              1997             1996

Net cash used in operating activities        ($401,898)      (809,277)

Cash flows from investing activities:
  Additions to property and equipment         (228,712)       (229,503)
  Proceeds from sale of oil and gas
    properties                                 295,000         -

    Net cash provided by (used in)
        investing activities                    66,288        (229,503)

Cash flows from financing activities:
   Stock issued for cash upon exercise
      of options                                13,750         541,188
   Increase in accounts receivable from
               officer and affiliates          (17,881)         (3,965)

Net cash (used in) provided by financing
      activities                                (4,131)        537,223

Net decrease in cash                          (339,741)       (501,557)

Cash at beginning of period                    393,048       1,629,738

Cash at end of period                          $53,307       1,128,181

Supplemental cashflow information:
Cash paid for interest                             -               -

Non-cash financing activities:
Stock issued for oil and gas properties            -             1,609


    See accompanying notes to consolidated financial statements.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 1997 and 1996
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 1997, previously filed with the Securities and Exchange Commission.

(2)  Investments

     The Company's investment in Bion Environmental Technologies,
Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     The cost and estimated market value of the Company's investment in Bion at September 30, 1997 and June 30, 1997 are as follows:

                                                       Estimated
                                      Unrealized        Market
                          Cost            Loss           Value

September 30, 1997     $717,297        ( 46,193)        671,104

June 30, 1997          $717,297        (213,969)        503,327

Item 2.   Management's Discussion and Analysis or Plan of Operations

     Liquidity and Capital Resources.

     At September 30, 1997, the Company had a working capital deficit of $596,631 compared to a working capital deficit of $530,822 at June 30, 1997.

          The Company's current liabilities include royalties payable of $416,406 at September 30, 1997 which represent the Company's estimate of royalties payable on production attributable to the Company's 91.68% owned subsidiary, Amber Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     The Company received proceeds from the exercise of options to purchase shares of its common stock for $13,750 during the three months ended September 30, 1997.

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported net income for
the three months ended September 30, 1997 of $13,080 compared to a net loss of $807,512 for the three months ended
September 30, 1996.

     Revenue. Total revenue for the three month period ended September 30, 1997 was $621,920 compared to $409,368 for the three months ended September 30, 1996. Total revenue for the three months ended September 30, 1997 included a gain on sale of oil and gas properties of $236,602. Oil and gas sales for the three months ended September 30, 1997 were $317,206 compared to $346,651 for the three months ended September 30, 1996. The Company's oil and gas sales were impacted by a decrease in oil and gas production and oil prices.

     Production volumes and average prices received for the three month period ended September 30, 1997 and 1996 are as follows:

                                 Three Months Ended
                                    September 30,
                                 1997           1996

Production:
     Oil (barrels)                1,977          2,534
     Gas (Mcfs)                 140,525        150,417

Average Price:
     Oil (per barrel)            $17.96         $20.59
     Gas (per Mcf)                $2.00          $1.96

     Lease Operating Expenses.  Lease operating expenses were
$94,604 and $113,868 for the three months ended September 30, 1997 and 1996, respectively. On a MCF equivalent basis, production expenses and taxes were $.62 and $.69, respectively, during the three months period ended September 30, 1997 and 1996.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended September 30, 1997
and 1996, respectively, were $89,225 and $98,580.   On a
MCF equivalent basis, depreciation and depletion expense were $.59 and $.60, respectively, per Mcf equivalent during the three months period ended September 30, 1997 and 1996.

     Exploration Expense. The Company recorded exploration expenses of $50,019 and $219,620 for the three ended September 30, 1997 and 1996, respectively. Exploration costs were attributed to the Company's participation in the shooting of 3-D seismic on prospects in the Sacramento Basin in Northern California. By virtue of this seismic activity, the Company has identified numerous new drilling locations. Recently the Company began drilling on these properties and expects to continue doing so for the next few years.

     Abandoned and Impaired. The company recorded an expense for abandonment and impairment of oil and gas properties of $180,508 for the three months ended September 30, 1996. There were no abandonment and impairment expenses for the three months ended September 30, 1997.

     General and Administrative Expenses.   General and
administrative expenses for the three months ended September 30, 1997 were $368,661 compared to $591,425 for the three months ended September 30, 1996. General and Administrative expenses decreased from the prior year as a result of a decrease in salaries and public relation expenses.

     Future Operations

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

Item 4.   Submission of Matters to a Vote of Security Holders.
               None.

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27. Financial Data Schedule.

          (b) Reports on Form 8-K:
               None.


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


Date: November 10, 1997

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