Form 10QSB
period 1997-12-31
DELTA PETROLEUM CORP/CO
filed 1998-02-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

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

5,436,758 shares of common stock $.01 par value were outstanding as of February 10, 1998.

                                                                FORM 10-QSB
                                                                    2ND QTR
                                                                    FY 1998

                                   INDEX


PART I FINANCIAL INFORMATION

                                                          PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - December 31, 1997 and
          June 30, 1997 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 1997 and 1996 (unaudited) . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1997 and
          Six Months Ended December 31, 1997 (unaudited) . . .5

       Consolidated Statements of Cash Flows -
          Six Months Ended
          December 31, 1997 and 1996 (unaudited) . . . . . . .6

       Notes to Consolidated Financial Statements (unaudited) 7

Item 2.   Management's Discussion and Analysis
       Or Plan of Operations . . . . . . . . . . . . . . . . 10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 13
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 13
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 13
Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . 13
Item 5.   Other Information. . . . . . . . . . . . . . . . . 13
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 13


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                               December 31,        June 30,
                                                  1997              1997

    ASSETS

    Current Assets:
      Cash                                        $383,848           393,048
      Trade accounts receivable,  net of
        allowance for doubtful accounts of
        $50,000 at December 31, 1997 and
        $48,722 at June 30,                        259,233           333,535
      Other current assets                         129,616            10,100

        Total current assets                       772,697           736,683

    Property and Equipment:
      Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
     Undeveloped offshore California properties   6,959,830         6,959,830
     Undeveloped onshore domestic properties        876,068           714,605
     Developed onshore domestic properties        3,374,455         3,383,523
    Office furniture and equipment                   80,446            80,446
                                                 11,290,799        11,138,404

   Less accumulated depreciation and depletion   (2,083,632)       (2,059,461)

     Net property and equipment                   9,207,167         9,078,943

  Investment in Bion Environmental
   Technologies, Inc. (Bion)                      1,238,454           503,328

  Accounts receivable from officer
   and affiliates                                   143,594           119,419

                                                $11,361,912        10,438,373


                                               December 31,        June  30,
                                                   1997              1997

LIABILITIES AND STOCKHOLDERS' EQUITY


 Current  Liabilities:
  Accounts payable trade                          $567,865           776,702
  Other accrued liabilities                         31,457            21,835
  Royalties payable                                363,732           468,968

    Total current liabilities                      963,054         1,267,505



Stockholders' Equity
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares; none issued        -                 -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 5,436,758 shares at December 31,
    1997 and 5,230,631
    shares at June 30, 1997                         54,368            52,306
      Additional paid-in capital                25,388,313        24,950,128
      Cumulative unrealized gain (loss)            544,039          (213,969)
      Accumulated deficit                      (15,587,862)      (15,617,597)

        Total stockholders' equity              10,398,858         9,170,868

    Commitments and contingencies
                                               $11,361,912        10,438,373


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                     Three Months Ended
                                               December 31,     December 31,
                                                   1997             1996


Revenue:
  Oil and gas sales                               $476,055          432,698
  Gain on sale of oil and gas properties           197,542          -
  Other revenue                                     73,766           58,116

     Total revenue                                 747,363          490,814

Expenses:
  Lease operating expenses                          94,632          134,736
  Depreciation and depletion                        63,446           80,823
  Exploration expenses                             176,423           70,114
  General and administrative                       390,729          346,982
  Stock option expense                               5,478           11,157

     Total expenses                                730,708          643,812


  Net income (loss)                                $16,655         (152,998)


  Basic earnings (loss) per common share        $     *               (0.03)

  Weighted average number of common
     shares outstanding                           5,283,566        5,037,998

      * less than $.01 per share




    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                       Six Months Ended
                                                December 31,     December 31,
                                                    1997             1996


Revenue:

 Oil and gas sales                               $793,261          779,349
 Gain on sale of oil and gas properties           434,144          -
 Other revenue                                    141,878          120,833

    Total revenue                               1,369,283          900,182

Expenses:
 Lease operating expenses                         189,236          248,604
 Depreciation and depletion                       152,671          179,403
 Exploration expenses                             226,442          289,734
 Abandoned and impaired properties                -                180,508
 General and administrative                       759,390          938,407
 Stock option expense                              11,809           24,036

    Total expenses                              1,339,548        1,860,692

 Net income (loss)                                $29,735         (960,510)

 Basic earnings (loss) per common share             $0.01            (0.20)

 Weighted average number of common
   shares outstanding                           5,257,452        4,914,076


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1997 and six months ended December 31, 1997
    (Unaudited)

                                                                                                                      Additional
                                                             Preferred Stock                     Common Stock         paid-in
                                                     Shares          Amount        Shares                Amount       capital

Balance, July 1, 1996                                 160               $16        4,488,283            44,882     21,299,784

Unrealized gain on equity securities                   -                -                -                 -              -
Stock options granted as compensation                  -                -                -                 -          40,469
Preferred stock converted into common stock          (160)              (16)         396,601             3,966        (3,950)
Shares issued for cash upon exercise of options        -                -            186,700             1,867       758,977
Shares issued for undeveloped oil and gas properties   -                -             63,000               630       172,620
Shares issued for developed oil and gas properties     -                -                500                 5         1,604
Shares issued for services                             -                -              7,500                75        29,925
Amortization of consulting expense                     -                -                -                 -              -
Shares reacquired and retired                          -                -             (4,070)              (40)      (18,022)
UFG settlement                                         -                -             92,117               921      2,668,721
Net loss                                               -                -                -                 -             -

Balance, June 30, 1997                                 -                -          5,230,631            52,306     24,950,128

Unrealized gain on equity securities                   -                -                -                 -                 -
Stock options granted as compensation                  -                -                -                 -               11,809
Shares issued for cash upon exercise of options        -                -                 37,000               370         53,380
Shares issued for cash                                 -                -                156,950             1,570        348,430
Shares issued for services                             -                -                 22,500               225         64,463
Shares reacquired and retired                          -                -                (10,323)             (103)       (39,897)
Net income (loss)                                      -                -                -                 -                 -

Balance, December 31, 1997                             -             $  -              5,436,758            54,368     25,388,313

                                                                                        Cumulative
                                                                       Unamortized      unrealized
                                                                       consulting          gain           Accumulated
                                                                         expense          (loss)            deficit            Total

Balance, July 1, 1996                                            (105,000)        (255,184)      (13,160,590)        7,823,908

Unrealized gain on equity securities                               -                41,215            -                 41,215
Stock options granted as compensation                              -                -                 -                 40,469
Preferred stock converted into common stock                        -                -                 -                 -
Shares issued for cash upon exercise of options                    -                -                 -                760,844
Shares issued for undeveloped oil and gas properties               -                -                 -                173,250
Shares issued for developed oil and gas properties                 -                -                 -                  1,609
Shares issued for services                                         -                -                 -                 30,000
Amortization of consulting expense                                105,000          -                 -                 105,000
Shares reacquired and retired                                      -                -                 -                (18,062)
UFG settlement                                                     -                -                 -              2,669,642
Net loss                                                           -                -              (2,457,007)      (2,457,007)

Balance, June 30, 1997                                             -              (213,969)      (15,617,597)       9,170,868

Unrealized gain on equity securities                               -                758,008           -                758,008
Stock options granted as compensation                              -                -                 -                 11,809
Shares issued for cash upon exercise of options                    -                -                 -                 53,750
Shares issued for cash                                             -                -                 -                350,000
Shares issued for services                                         -                -                 -                 64,688
Shares reacquired and retired                                      -                -                 -                (40,000)
Net income                                                         -                -                  29,735           29,735

Balance, December 31, 1997                                         -                544,039       (15,587,862)      10,398,858


    See accompanying notes to consolidated financial statements.


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                                            Six Months Ended
                                                                    December 31,           December 31,
                                                                         1997                   1996



    Net cash used in operating activities                            ($548,556)              (931,846)

    Cash flows from investing activities:
        Additions to property and equipment                           (509,751)              (477,222)
        Proceeds from sale of oil and gas properties                   663,000              -
        Proceeds from sale of securities available for sale             46,532              -

    Net cash provided by investing activities                          199,781               (477,222)

    Cash flows from financing activities:
        Stock issued for cash upon exercise of options                  13,750                732,157
        Issuance of common stock for cash                              350,000              -
        Increase in accounts receivable from
                       officer and affiliates                          (24,175)                (4,710)

    Net  cash provided by financing activities                         339,575                727,447

    Net decrease in cash                                                (9,200)              (681,621)

    Cash at beginning of period                                        393,048              1,629,738

    Cash at end of period                                             $383,848                948,117

    Supplemental cashflow information:
    Cash paid for interest                                              $3,633              -

    Non-cash financing activities:
    Stock issued for oil and gas properties                          -                        174,859


    See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 1997 and 1996
(Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company s annual report on Form 10-KSB for the year ended June 30, 1997, previously filed with the Securities and Exchange Commission.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The Company adopted the provisions of Statement No. 128 as of December 31, 1997. The application of Statement
No. 128 did not have an effect on the presentation of basic earnings per common share for any prior periods.




                                        Quarter Ended       Quarter Ended
                                    September 30, 1997     December 31, 1997

Weighted average number
   of common shares outstanding            5,231,338            5,283,566
Incremental shares from
   assumed conversion of options             246,825              431,948
Diluted weighted average number of
   common shares outstanding               5,478,163            5,715,514


(2)  Investments

     The Company adopted Statement of Financial Standards No. 115 as of July 1, 1994. The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the six months ended December 31, 1997, the Company realized a gain on the sale of securities available for sale of $8,694 which is included in other income.

     The cost and estimated fair market value of its investment in Bion at December 31, 1997 and June 30, 1997 are as follows:

                                                            Estimated
                                          Unrealized          Market
                            Cost         Gain/(Loss)          Value

December 31, 1997         $694,415         544,039           1,238,454

June 30, 1997             $717,297        (213,969)            503,328

(3)  Stockholder's Equity

     On December 23, 1997, the Company completed a sale of 156,950 shares of the Company's Common stock to an industry participant with net proceeds to the Company of $350,000.

     The Company received proceeds from the exercise of options to purchase shares of its common stock of $13,750 during the six months ended December 31, 1997.

     During the six months ended December 31, 1997, the Company s president exercised options to purchase 32,000 shares of the Company s common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company s common stock previously owned by the Company s president, valued at the market price on the date of exercise. The Company recorded the 10,323 shares of the Company s common stock reacquired at cost, which shares were subsequently retired.

     The Company issued 22,500 shares of the Company s common stock to a former employee as a part of a severance package. This transaction was recorded at its estimated fair market value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance. The Company also agreed to forgive approximately $20,000 in debt owed to the Company by the former employee.

Item 2.   Management's Discussion and Analysis or Plan of
Operations

     Liquidity and Capital Resources.

     At December 31, 1997, the Company had a working capital deficit of $190,357 compared to a working capital deficit of $530,822 at June 30, 1997.

          The Company's current liabilities include royalties payable of $363,732 at December 31, 1997 which represent the Company's estimate of royalties payable on production attributable to the Company's 91.68% owned subsidiary, Amber Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     On December 23, 1997, the Company completed a sale of 156,950 shares of the Company s Common stock to an industry participant with net proceeds to the Company of $350,000.




     The Company received the proceeds from the exercise of options to purchase shares of its common stock of $13,750 during the six months ended December 31, 1997.

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported net earnings for
the three and six months ended December 31, 1997 of $16,655 and $29,735 compared to a net loss of $152,998 and $960,510 for the three and six months ended December 31, 1996, respectively.

     Revenue.  Total revenue for the three and six months ended
December 31, 1997 were $747,363 and $1,369,283 compared to $490,814 and $900,187 for the three and six months ended December 31, 1996,
respectively.   Oil and gas sales for the three and six months
ended December 31, 1997 were $476,055 and $793,261 compared to $432,698 and $779,349 for the three and six months ended December
31, 1996, respectively. The Company's oil and gas sales were impacted by an increase in oil and gas prices, the sale of certain oil and gas properties and the receipt of $75,000 of previously unrecorded oil revenues relating to a well which had been held in suspense.

     Production volumes and average prices received for the three and six months ended December 31, 1997 and 1996 are as follows:

                       Three Months Ended                 Six Months Ended
                           December 31,                       December 31,

                        1997           1996               1997         1996
Production:
     Oil (barrels)      6,567          2,187             8,544         4,721
     Gas (Mcfs)       123,937        175,962           262,462       326,379
Average Price:
     Oil (per barrel)  $17.94         $21.92            $17.94        $21.21
     Gas (per Mcf)     $ 2.89          $2.18             $2.42         $2.08

     Lease Operating Expenses. Lease operating expenses were $94,632 and $189,236 for the three and six months ended December 31, 1997 and $134,736 and $248,604 for the three and six months ended December 31, 1996, respectively. On a Mcf equivalent basis, lease operating expenses were $.60 and $.60, respectively, per Mcf equivalent during the three and six months ended December 31, 1997 compared to $.71 and $.70, respectively, per Mcf equivalent for the same periods in 1996.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 1997 were $63,446 and $152,671 compared to $80,823 and $179,403 for
the same period in 1996.   On a Mcf equivalent basis, depreciation
and depletion expense were $.39 and $.48, respectively, per Mcf equivalent during the three and six months ended December 31, 1997 compared to $.43 and $.51, respectively, per Mcf equivalent for the same periods in 1996. The decrease in depreciation and depletion expense can be attributable to the sale of certain oil and gas properties during the first two quarters of fiscal 1998.

     Exploration Expenses.   The Company recorded exploration
expenses of $176,423 and $226,442 for the three and six months ended December 31, 1997 compared to $70,114 and $289,734 for the same period in 1996. Exploration costs were attributed to the Company's participation in the shooting of 3-D seismic on prospects in the Sacramento Basin in Northern California. By virtue of this seismic activity, the Company has identified numerousnew drilling locations. Recently the Company began drilling on these properties and expects to continue doing so for the next few years.

     Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $180,508 relating to a dry hole for the six months ended
December 31, 1996.

     General and Administrative Expenses.   General and
administrative expenses for the three and six months ended
December 31, 1997 were $390,729 and $759,390 compared to $346,982 and $938,407 for the same periods in 1996. General and administrative expenses for the six months ended December 31, 1997 decreased from the prior year as a result of a decrease in salaries and public relation expenses.

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



Date: February 12, 1998

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

(19) Previously Unfiled Documents.  Not applicable.

(21) Subsidiaries of the Registrant. Not applicable.

(22) Published Report Regarding Matters Submitted to Vote of
     Security Holders. Not applicable.

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule. File herewith electronically.

(99) Additional Exhibits. Not applicable.