Form 10QSB
period 1998-03-31
DELTA PETROLEUM CORP/CO
filed 1998-05-14
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

5,488,858 shares of common stock $.01 par value were outstanding as of May 10, 1998.


                                                 FORM 10-QSB
                                                     3rd QTR.
                                                     FY 1998

                                   INDEX


PART I FINANCIAL INFORMATION


                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - March 31, 1998 and
          June 30, 1997 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Nine Months Ended
          March 31, 1998 and 1997 (unaudited). . . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1997 and
          Nine Months Ended March 31, 1998 (unaudited) . . . .5

       Consolidated Statements of Cash Flows -
          Nine Months Ended
          March 31, 1998 and 1997 (unaudited). . . . . . . . .6

       Notes to Consolidated Financial Statements (unaudited) 7


Item 2.   Management's Discussion and Analysis
          Or Plan of Operations . .. . . . . . . . . . . . . .9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 12
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 12
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 12
Item 4.   Submission of Matters to a Vote of
            Security Holders.  . . . . . . . . . . . . . . . 12
Item 5.   Other Information. . . . . . . . . . . . . . . . . 12
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 12


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                 March 31,         June 30,
                                                   1998              1997

ASSETS

Current Assets:
 Cash                                            $240,631           393,048
 Trade accounts receivable,  net of
  allowance for doubtful accounts of $50,000 at
  March 31, 1998 and $48,722 at June 30, 1997    262,604            333,535
 Other current assets                             10,100             10,100

        Total current assets                     513,335            736,683


Property and Equipment:
 Oil and gas properties, at cost (using
  the successful efforts method
  of accounting):
 Undeveloped offshore California properties    6,959,830         6,959,830
 Undeveloped onshore domestic properties         730,315           714,605
 Developed onshore domestic properties         3,410,794         3,383,523
Office furniture and equipment                    80,446            80,446
                                              11,181,385        11,138,404

Less accumulated depreciation and depletion   (2,132,223)       (2,059,461)

  Net property and equipment                   9,049,162         9,078,943

Investment in Bion Environmental
 Technologies, Inc. (Bion)                     1,237,607           503,328

Accounts receivable from officer
  and affiliates                                 108,388           119,419

                                             $10,908,492        10,438,373


                                                March 31,         June  30,
                                                  1998              1997

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
 Accounts payable trade                          $522,777           776,702
 Other accrued liabilities                         48,947            21,835
 Royalties payable                                314,026           468,968

   Total current liabilities                      885,750         1,267,505

Stockholders' Equity
 Preferred stock, $.10 par value;
  authorized 3,000,000 shares; none issued             -                 -
 Common stock, $.01 par value;
  authorized 300,000,000 shares, issued 5,436,758
  shares at March 31, 1998 and 5,230,631
  shares at June 30, 1997                          54,368            52,306
 Additional paid-in capital                    25,393,235        24,950,128
 Cumulative unrealized gain (loss)                621,130          (213,969)
 Accumulated deficit                          (16,045,991)      (15,617,597)

   Total stockholders' equity                  10,022,742         9,170,868

    Commitments and contingencies
                                              $10,908,492        10,438,373


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                    Three Months Ended
                                                  March 31,      March 31,
                                                     1998           1997


    Revenue:
      Oil and gas sales                             $210,808        448,772
      Gain on sale of oil and gas properties         216,273         -
      Other revenue                                   94,541         67,710

         Total revenue                               521,622        516,482


    Expenses:
      Lease operating expenses                        79,560        158,340
      Depreciation and depletion                      48,591         71,213
      Exploration expenses                           192,386         51,191
      Abandoned and impaired properties               -              21,718
      Minimum royalty-related party                  350,000        350,000
      General and administrative                     304,292        482,819
      Stock option expense                             4,922          9,397

         Total expenses                              979,751      1,144,678


      Net loss                                     ($458,129)      (628,196)


      Basic loss per common share                     ($0.08)         (0.12)

      Weighted average number of common
        shares outstanding                         5,436,758      5,122,216


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)


                                                    Nine Months Ended
                                                  March 31,      March 31,
                                                    1998           1997
    Revenue:
      Oil and gas sales                           $1,004,069      1,228,121
      Gain on sale of oil and gas properties         650,417         -
      Other revenue                                  236,419        188,543

         Total revenue                             1,890,905      1,416,664


    Expenses:
      Lease operating expenses                       268,796        406,944
      Depreciation and depletion                     201,262        250,616
      Exploration expenses                           418,828        340,925
      Abandoned and impaired properties               -             202,226
      Minimum royalty- related party                 350,000        350,000
      General and administrative                   1,063,682      1,421,226
      Stock option expense                            16,731         33,433

         Total expenses                            2,319,299      3,005,370


      Net loss                                     ($428,394)    (1,588,706)


      Basic loss per common share                     ($0.08)         (0.32)

      Weighted average number of common
        shares outstanding                         5,316,348      4,982,443


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1997 and nine months ended March 31, 1998
    (Unaudited)

                                                                                                                  Additional
                                                        Preferred Stock               Common Stock                 paid-in
                                                      Shares      Amount         Shares            Amount           capital

Balance, July 1, 1996                                 160            $16        4,488,283            44,882       21,299,784

Unrealized gain on equity securities                   -              -               -                 -                -
Stock options granted as compensation                  -              -               -                 -             40,469
Preferred stock converted into common stock          (160)           (16)         396,601             3,966           (3,950)
Shares issued for cash upon exercise of options        -              -           186,700             1,867          758,977
Shares issued for undeveloped oil and gas properties   -              -            63,000               630          172,620
Shares issued for developed oil and gas properties     -              -               500                 5            1,604
Shares issued for services                             -              -             7,500                75           29,925
Amortization of consulting expense                     -              -                -                 -                -
Shares reacquired and retired                          -              -            (4,070)              (40)         (18,022)
UFG settlement                                         -              -            92,117               921        2,668,721
Net loss                                               -              -               -                 -                -

Balance, June 30, 1997                                 -              -          5,230,631            52,306     24,950,128

Unrealized gain on equity securities                   -              -               -                 -                -
Stock options granted as compensation                  -              -               -                 -           16,731
Shares issued for cash upon exercise of options        -              -             37,000               370        53,380
Shares issued for cash                                 -              -            156,950             1,570       348,430
Shares issued for services                             -              -             22,500               225        64,463
Shares reacquired and retired                          -              -            (10,323)             (103)      (39,897)
Net loss                                               -              -                -                 -               -

Balance, March 31, 1998                                -             $-            5,436,758            54,368    25,393,235

                                                                      Cumulative
                                                      Unamortized     unrealized
                                                       consulting       gain         Accumulated
                                                        expense         (loss)         deficit            Total

    Balance, July 1, 1996                                (105,000)      (255,184)     (13,160,590)        7,823,908

    Unrealized gain on equity securities                   -              41,215          -                  41,215
    Stock options granted as compensation                  -              -               -                  40,469
    Preferred stock converted into common stock            -              -               -                 -
    Shares issued for cash upon exercise of options        -              -               -                 760,844
    Shares issued for undeveloped oil and gas properties   -              -               -                 173,250
    Shares issued for developed oil and gas properties     -              -               -                   1,609
    Shares issued for services                             -              -               -                  30,000
    Amortization of consulting expense                    105,000         -               -                 105,000
    Shares reacquired and retired                          -              -               -                 (18,062)
    UFG settlement                                         -              -               -               2,669,642
    Net loss                                               -              -            (2,457,007)       (2,457,007)

    Balance, June 30, 1997                                 -            (213,969)     (15,617,597)        9,170,868

    Unrealized gain on equity securities                   -             835,099          -                 835,099
    Stock options granted as compensation                  -              -               -                  16,731
    Shares issued for cash upon exercise of options        -              -               -                  53,750
    Shares issued for cash                                 -              -               -                 350,000
    Shares issued for services                             -              -               -                  64,688
    Shares reacquired and retired                          -              -               -                 (40,000)
    Net loss                                               -              -              (428,394)         (428,394)

    Balance, March 31, 1998                                -             621,130      (16,045,991)       10,022,742



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                             Nine Months Ended
                                                               March 31,      March 31,
                                                                 1998           1997



    Net cash used in operating activities                     ($1,092,666)    (1,238,543)

    Cash flows from investing activities:
        Additions to property and equipment                      (544,496)      (638,257)
        Proceeds from sale of oil and gas properties            1,023,432
        Proceeds from sale of securities available for sale        46,532         -

    Net cash provided by (used in) investing activities           525,468       (638,257)

    Cash flows from financing activities:
        Stock issued for cash upon exercise of options             53,750        741,781
        Issuance of common stock for cash                         350,000         -
        Decrease (Increase) in accounts receivable from
          officer and affiliates                                   11,031        (66,743)

    Net  cash provided by financing activities                    414,781        675,038

    Net decrease  in cash                                        (152,417)    (1,201,762)

    Cash at beginning of period                                   393,048      1,629,738

    Cash at end of period                                        $240,631        427,976


    Non-cash financing activities:
    Shares issued for oil and gas properties                       -             174,859


    See accompanying notes to consolidated financial  statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 1998 and 1997
(Unaudited)



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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income (loss) available to common stockholders by all dilutive potential common shares outstanding during the period. The Company adopted the provisions of Statement No. 128 as of December 31, 1997. The application of Statement No. 128 did not have an effect on the presentation of basic earnings per common share for any prior periods.

(2)  Investments

     The Company adopted Statement of Financial Standards No. 115 as of July 1, 1994. The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the nine months ended March 31, 1998, the Company realized a gain on the sale of securities available for sale of $41,506 which is included in other income.

     The cost and estimated fair market value of its investment in Bion at March 31, 1998 and June 30, 1997 are as follows:


                                                          Estimated
                                        Unrealized          Market
                            Cost        Gain/(Loss)         Value

March  31, 1998           $616,477       621,130          1,237,607

June 30, 1997             $717,297      (213,969)           503,327

(3)  Stockholder s Equity

     On December 23, 1997, the Company completed a sale of 156,950 shares of the Company's Common stock to an industry participant for net proceeds to the Company of $350,000.

     The Company received proceeds from the exercise of options to purchase shares of its common stock of $53,750 during the nine months ended March 31, 1998.

     During the nine months ended March 31, 1998, the Company s president exercised options to purchase 32,000 shares of the Company's common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by the Company s president, valued at the market price on the date of exercise. The Company recorded the 10,323 shares of the Company s common stock reacquired at cost, which shares were subsequently retired.

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


Item 2.   Management's Discussion and Analysis or Plan of
          Operations

     Liquidity and Capital Resources.

     At March 31, 1998, the Company had a working capital deficit of $372,415 compared to a working capital deficit of $530,822 at June 30, 1997.

     The Company's current liabilities include royalties payable of $314,026 at March 31, 1998 which represent the Company's estimate of royalties payable on production attributable to the Company's 91.68% owned subsidiary, Amber Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     On December 23, 1997, the Company completed a sale of 156,950 shares of the Company's Common stock to an industry participant for net proceeds to the Company of $350,000.

     The Company received the proceeds from the exercise of options to purchase shares of its common stock of $53,750 during the nine months ended March 31, 1998.

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three and nine months ended March 31, 1998 of $458,129 and $428,394 compared to net loss of $628,196 and $1,588,706 for the three and nine months ended March 31, 1997.

     Revenue. Total revenue for the three and nine months ended March 31, 1998 were $521,622 and $1,890,905 compared to $516,482 and $1,416,664 for the three and nine months ended March 31,
1997, respectively.   Oil and gas sales for the three and nine
months ended March 31, 1998 were $210,808 and $1,004,069 compared to $448,772 and $1,228,121 for the three and nine months ended March 31, 1997, respectively. The Company's oil and gas sales were impacted by a decrease in oil and gas prices and the sale of certain oil and gas properties.

     Production volumes and average prices received for the three and nine months ended March 31, 1998 and 1997 are as follows:

                        Three Months Ended       Nine Months Ended
                             March 31,               March 31,
                          1998      1997           1998     1997
Production:
     Oil (barrels)       1,501     2,187         10,045     6,908
     Gas (Mcfs)         95,490   152,792        357,952   479,171

Average Price:
     Oil (per barrel)   $13.15    $19.85         $17.22    $20.78
     Gas (per Mcf)       $2.00     $2.65          $2.32     $2.26

    Lease Operating Expenses. Lease operating expenses were $79,560 and $268,796 for the three and nine months ended March 31, 1998 and $158,340 and $406,944 for the three and nine months ended March 31, 1997, respectively. On a Mcf equivalent basis, lease operating expenses were $.76 and $.64, respectively, per Mcf equivalent during the three and nine months ended March 31, 1998 compared to $.95 and $.78, respectively, per Mcf equivalent for the same periods in 1997.

    Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 1998 was $48,591 and $201,262 compared to $71,213 and
$250,616 for the same period in 1997.   On a Mcf equivalent
basis, depreciation and depletion expense was $.47 and $.48, respectively, per Mcf equivalent during the three and nine months ended March 31, 1998 compared to $.43 and $.48, respectively, per Mcf equivalent for the same periods in 1997.

    Abandoned and Impaired Expense. The company recorded an expense for abandonment and impairment of oil and gas properties of $21,718 and $202,226 relating to dry holes for the three and nine months ended March 31, 1997, respectively.

    Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses the three and nine months ended March 31, 1998 were $192,386 and $418,828 compared to $51,191 and $340,226 for the same period in 1997. Exploration costs were attributed to the Company's participation in the shooting of 3-D seismic on prospects in the Sacramento Basin in Northern California. By virtue of this seismic activity, the Company has identified numerous new drilling locations. Recently the Company began drilling on these properties and expects to continue doing so for the next few years.

    General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March
31, 1998 were $304,292 and $1,063,682 compared to $482,819
and $1,421,226 for the same periods in 1997. General and administrative expenses for the three and nine months ended March
31, 1998 decreased from the prior year as a result of a decrease in salaries and public relation expenses.

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

Item 4.  Submission of Matters to a Vote of Security Holders.None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
                        27. Financial Data Schedule.

         (b) Reports on Form 8-K:
                        May 23, 1997  Item 5. and 7.
                        April 9, 1998 Item 5., 7., and 9.


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



Date: May 13, 1998


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

(19) Previously Unfiled Documents.  Not applicable.

(21) Subsidiaries of the Registrant. Not applicable.

(22) Published Report Regarding Matters Submitted to Vote of
Security Holders. Not applicable.

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule.  File wherewith electronically.

(99) Additional Exhibits. Not applicable.