Form 10KSB40
period 1998-06-30
DELTA PETROLEUM CORP/CO
filed 1998-09-28
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 For the fiscal year ended June 30, 1998.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
            For the transition period from


                        Commission File No. 0-16203

                         DELTA PETROLEUM CORPORATION
          (Exact name of registrant as specified in its charter)

     Colorado                                      84-1060803
 State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)             Identification No.)


   555 17th Street, Suite 3310
   Denver, Colorado                                 80202
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 1998 total $2,211,955.

The aggregate market value as of September 23, 1998 of voting stock held by non-affiliates of the registrant was $9,180,630.

As of September 23, 1998, 5,513,858 shares of registrant's Common
Stock $.01 par value were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY MATERIALS
FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS - PART III, ITEMS 9,
10, 11, AND 12.

                 The Index to Exhibits appears at Page 30.

                            TABLE OF CONTENTS

                                 PART I

                                                            PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           4
ITEM 3.   LEGAL PROCEEDINGS                                 18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          19
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS                  19

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              21
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         23
ITEM 7.   FINANCIAL STATEMENTS                              27
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     28

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 28
ITEM 10.  EXECUTIVE COMPENSATION                            28
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        28
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                28
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  28


                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS

     (a)  Business Development.

          Delta Petroleum Corporation ("Delta", "Registrant" or "Company") is a Colorado corporation organized December 21, 1984. Delta maintains its principal executive offices at Suite 3310, 555 Seventeenth Street, Denver, Colorado 80202, and its telephone number is (303) 293-9133. The Company's common stock is listed on NASDAQ under the symbol DPTR.

          The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 1998, the Company had varying interests in 96 gross (18.57 net) productive wells located in six states. The Company has undeveloped properties in five states, and interests in four federal units and one lease offshore California near Santa Barbara. The Company operates 24 of the wells and the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 1998, the Company estimated proved reserves attributable to its onshore properties to be approximately 147,000 Bbls of oil and 9.44 Bcf of gas, of which approximately 22,000 Bbls of oil and 3.91 Bcf of gas were proved developed reserves. At June 30, 1998, the Company estimated proved undeveloped reserves attributable to its offshore California properties to be approximately 69,200,000 Bbls of oil and 74.6 Bcf of gas. There are uncertainties as to the timing of the development of the offshore properties. (See "Description of Property"; Item 2 herein.)

          At June 30, 1998, Delta had an authorized capital of 3,000,000 shares of $.10 par value preferred stock, of which no shares of preferred stock were issued, and 300,000,000 shares of $.01 par value common stock of which 5,513,858 shares of common stock were issued and outstanding. Delta has outstanding warrants and options to purchase 889,500 shares of common stock at prices ranging from $1.25 per share to $8.50 per share at June 30, 1998. Additionally, Delta has outstanding options which were granted to officers, employees and directors under the Company's 1993 Incentive Plan to purchase up to 1,162,977 shares of common stock at prices ranging from $1.25 to $9.75 per share at June 30, 1998.

          At June 30, 1998, the Company owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations. Amber owns interests in producing oil and gas properties in Oklahoma and non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective March 31, 1993 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

     (b)  Business of Issuer.

          During the year ended June 30, 1998, Delta was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. The Company, directly and through Amber, currently has producing oil and gas interests, undeveloped leasehold interests and related assets in south Texas; interests in proven but undeveloped offshore Federal leases and units near Santa Barbara, California; producing and non-producing interests in the Denver-Julesburg and Piceance Basins of Colorado; the Sacramento Basin of California, the Wind River Basin of Wyoming, the Anadarko Basin in Oklahoma and in the Arkoma Basin in western Arkansas. The Company intends to continue its emphasis on the drilling of exploratory and development wells primarily in Colorado, California, Texas, Wyoming and Oklahoma.

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

          (2) Distribution Methods of the Products or Services. Oil and natural gas produced from the Company's wells are normally sold to the purchasers referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances the Company is charged a fee for the cost of transporting the oil, which fee is deducted from or accounted for in the price paid for the oil. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

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

          (6) Dependence on One or a Few Major Customers. Delta has one major customer for the sale of oil and gas as of the date of this report, namely, Tristar Gas Marketing. The loss of this customer would not have a material adverse effect on Delta's business.

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

          (11) Environmental Protection. Because Delta is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect Delta's earnings potential, and could cause material changes in Delta's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect Delta's business. Capital expenditures relating to environmental control facilities have not been material to the operation of Delta since its inception. In addition, Delta does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1999.

          (12) Employees. The Company has five full time employees.

ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.

          Delta's offices are located at 555 Seventeenth Street, Suite 3310, Denver, Colorado 80202. Delta leases approximately 4,837 square feet of office space for $7,125 per month and the lease will expire in April of 2002. Currently, Delta subleases approximately 1,500 square feet to Bion Environmental Technologies, Inc. for $2,500 per month.

     (b)  Oil and Gas Properties.

          The Company owns interests in oil and gas properties located in California, Colorado, Oklahoma, Texas, Wyoming and elsewhere. Most wells from which the Company receives revenues are owned only partially by the Company. For information concerning the Company's oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Notes to Financial Statements" included in this report. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the years ended June 30, 1998, 1997 and 1996.

          Principal Properties.

          The following is a brief description of Delta's principal properties:

          Onshore:

          California: Sacramento Basin Area

          The Company is participating in three 3-D seismic survey programs located in Colusa and Yolo counties in the Sacramento Basin in California with interests ranging from 12% to 15%. The Company sold its interest in a fourth such survey in the area in March of 1998. These programs are operated by Slawson Exploration Company, Inc. The program areas contain approximately 90 square miles in the aggregate upon which the Company has participated in the costs of collecting and processing 3-D seismic data, acquiring leases and drilling wells upon these leases. As of September 23, 1998 leases or options to lease have been acquired within the program areas totalling approximately 22,000 gross acres. Seismic information has been gathered, processed and interpreted on all three surveys. Processing and interpretation of the 90 square miles of seismic information which has already been run in these areas has revealed approximately 41 drillable prospects. Wells are being drilled on these prospects to test the Forbes, Starkey and Winters gas formations at depths ranging from 3,000 to 8,000 feet and are expected to cost about $450,000 per well to drill and complete. The Company has the right to participate with a 12% to 15% working interest in the wells to be drilled on the prospects revealed by the 3-D seismic evaluations. As of September 23, 1998, 11 wells have been drilled and casing has been run on six of these. The Company expects to participate in the drilling of an additional nine wells during the remainder of fiscal 1999 assuming the Company has adequate funds. The area appears to have adequate markets for the volumes of natural gas that are projected from the drilling activity in the area.

          Colorado.

          Denver-Julesburg Basin. The Company owns leasehold interests in approximately 480 gross (47 net) acres and has interests in eight gross (.77 net) wells in the Denver-Julesburg Basin producing primarily from the D-Sand and J-Sand formations. No new activity is planned for this area for the next fiscal year.

          Piceance Basin. The Company owns working interests in 13 gas wells (10.3 net), and oil and gas leases covering 14,328 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. The Company is evaluating the possibility of recompleting additional zones in many of its other wells. The acreage is located in and around the Plateau Field.

          Oklahoma.

          The Company directly (21 wells) and through Amber (36 wells) owns non-operating working interests in 57 natural gas wells in Oklahoma. The wells range in depth from 4,500 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Red Fork/Atoka formation. The working interests range from less than 1% to 40% and average about 8% per well. Many of the wells have remaining productive lives of 20 to 30 years.

          Wyoming.

          Moneta Hills. In 1997 the Company sold an 80% interest in its Moneta Hills project to KCS Energy ("KCS"), a subsidiary of KCS Mountain Resources, Inc. The Moneta Hills project presently consists of approximately 9,696 acres, six wells and a 13 mile gas gathering pipeline. Under the terms of the sale, KCS paid $450,000 to Delta for the interests acquired and agreed to drill two wells to the Fort Union formation at approximately 10,000 feet. KCS will carry Delta for a 20% back in after payout interest in each of the two wells. The first well has been drilled and is producing. The second well was scheduled to be drilled prior to the end of calendar 1997, but has been delayed indefinitely. Delta will evaluate the results of these first two wells in addition to other factors in making its decisions to participate for its 20% working interest in any subsequent wells.

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

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 814 million Bbls of oil and 756 billion cubic feet of gas have been produced and sold. During 1998, POCS production has been approximately 160,000 Bbls of oil and 200 million cubic feet of gas per day according to the Minerals Management Service of the Department of the Interior ("MMS").

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

          California's active tectonic history over the last few million years has formed the large linear anticlinal features which trap the oil and gas. Marine seismic surveys have been used to locate and define these structures offshore. Recent seismic surveying utilizing modern 3-D seismic technology, coupled with exploratory well data, has greatly improved knowledge of the size of reserves in fields under development and in fields for which development is planned. Currently, 10 fields are producing from 18 platforms in the Santa Barbara Channel and
offshore Santa Maria Basin.   Implementation of extended
high-angle to horizontal drilling methods is reducing the number of platforms and wells needed to develop reserves in the area. Use of these new drilling methods and seismic technologies is expected to continue to improve development economics.

          Leasing, lease administration, development and production within the Federal POCS all fall under the Code of Federal Regulations administered by the MMS. The EPA controls disposal of effluents, such as drilling fluids and produced waters. Other Federal agencies, including the Coast Guard and the Army Corps of Engineers, also have oversight on offshore construction and operations.

          The first three miles seaward of the coastline are administered by each state and are known as "State Tidelands" in California. Within the State Tidelands off Santa Barbara County, the State of California, through the State Lands Commission, regulates oil and gas leases and the installation of permanent and temporary producing facilities. Because the four units in which the Company owns interests are located in the POCS seaward of the three mile limit, leasing, drilling, and development of these units are not directly regulated by the State of California. However, to the extent that the production will be transported to an on-shore facility through the state waters, the Company's pipelines (or other transportation facilities) will be subject to California state regulations. Construction and operation of the pipelines will require permits from the state. Additionally, all development plans must be consistent with the
Federal Coastal Zone Management Act ("CZM").   In California the
decision of CZM consistency is made by the California Coastal
Commission.

          The Santa Barbara County Energy Division and the Board of Supervisors will have a significant impact on the method and timing of any offshore field development through its permitting and regulatory authority over the construction and operation of on-shore facilities. In addition, the Santa Barbara County Air Pollution Control District has authority in the federal waters off Santa Barbara County through the Federal Clean Air Act as amended in 1990.

          The Company's Offshore California proved undeveloped reserves are attributable to its interests in four federal units (plus one additional lease) located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be substantial. The estimated cost, which will be incurred over the life of the properties (assumed to be 38 years), for the complete development of all of the properties in which Delta owns an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal is currently estimated to be slightly in excess of approximately $3 billion. The Company's share of such costs is estimated to be $216,000,000. Operating expenses for the same properties over the same period of time, including platform operating costs, well maintenance and repair costs, oil, gas and water treating costs, lifting costs and pipeline transportation costs are expected to be approximately $3,325,000,000 with the Company's share estimated to be $285,000,000.

          Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. The size of Delta's working interest in the units varies from 2.492% to 15.60%. The Company may be required to farm out all or a portion of its interests in these properties to a third party if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs. Net revenues over the same time period, to be shared by all of the working interest owners in proportion to the size of their respective working interests, are estimated to be approximately $2,924,000,000 after the payment of all of the above expenses and amounts due to owners of royalty interests with Delta's share estimated to be $228,000,000.

          These units have been formally approved and are regulated by the MMS. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. It is anticipated that, based upon discussion with appropriate governmental agencies, development of the subject leases will require from three to five year for permitting. Because of the substantial reserves contained in the projects, it is generally accepted that they will be developed; however, the time required to complete development may be from five to ten years. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

          The MMS initiated the California Offshore Oil and Gas Energy Resources (COOGER) study at the request of the local regulatory agencies of the three counties (Ventura, Santa Barbara and San Luis Obispo) affected by offshore oil and gas development. A private consulting firm is currently conducting the study under a contract with the MMS. The COOGER study seeks to present a long-term regional perspective of potential onshore constraints that should be considered when developing existing undeveloped offshore leases. COOGER will project the economically recoverable oil and gas production from offshore leases which have not yet been developed. These projections will be utilized to assist in identifying a potential range of scenarios for developing these leases. These scenarios will then be compared to the projected infrastructural, environmental and socioeconomic baselines between 1995 and 2015.

          No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. The exact effects upon offshore development of the adoption of any one of the scenarios are not yet capable of analysis because the study has not yet been completed and reviewed. However, the Company has evaluated its position with regard to the scenarios currently being studied with respect to properties located in the eastern and central subregions (which include the Sword Unit and the Gato Canyon Unit) and the results of such evaluation are set forth below:

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decisionmakers and the industry as the proper course of action for development, the Company's offshore California properties would in all likelihood have little or no value.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decisionmakers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the same scenario that is anticipated by the Company's reserve report.

               Scenario 4     Development of existing leases
               after decommissioning and removal of some or all existing onshore facilities. This scenario includes new facilities, and perhaps new sites, to handle anticipated potential future production. There is currently insufficient information available to assess the impact of this scenario on Delta, but it would appear likely that Delta would incur increased costs and that revenues would be received more quickly.

               The Company has also evaluated its position with regard to the scenarios currently being studied with respect to properties located in the northern subregion (which includes the Lion Rock Unit and the Point Sal Unit), the results of which are as follows:

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decisionmakers and the industry as the proper course of action for development, the Company's offshore California properties would in all likelihood have little or no value.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decisionmakers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the same scenario that is anticipated by the Company's reserve report.

               Scenario 4     Development of existing offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario allows for a new site(s). There is currently insufficient information available to assess the impact of this scenario on Delta.

               Scenario 5     Development of existing offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively higher rate of expanded development. This scenario allows for a new site(s). There is currently insufficient information available to assess the impact of this scenario on Delta, but it would appear likely that Delta would incur increased costs and that revenues would be received more quickly.

          The Company's development plan currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; 60 wells from one platform set in a water depth of approximately 336 feet for the Point Sal Unit; and 183 wells from two platforms
for the Lion Rock Unit.   On the Lion Rock Unit, platform A will
be set in a water depth of approximately 507 feet, and Platform B will be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art."

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

          The MMS issued a second letter on December 24, 1996 with the intent to notify all lease owners of the course of action to be followed by the lease and unit operators prior to
the expiration of the SOO.   In another letter, on September 17,
1998, the MMS informed all owners and operators that due to delays in the COOGER Study, the SOO's on the units would be extended through the first quarter of 1999 and revised the dates for actions required by the previous letters. During 1998 each operator is to meet with the MMS to discuss conceptual plans that will lead to eventual development. By January 15, 1999, each operator will submit what the MMS has termed "Schedule of Events" for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease and unit Schedule of Events, when approved by the MMS, will go into effect on April 1, 1999.

          In order to carry out the requirements of the December 24, 1996 and September 17, 1998 MMS letters, all operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the operators in meeting the MMS schedules through meetings, and consultations and is sharing in the costs as invoiced by the operators.

          Based on prices of $9.11 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's aggregate working interests in these properties had a pre-tax present value (discounted at 10%) of approximately $7,185,000 as of July 1, 1998 according to a reserve report issued by Forrest A. Garb & Associates ("Garb"), an independent petroleum engineering firm in Dallas, Texas. According to Garb's report, Delta's Offshore California reserves from these units totalled approximately 69,201,000 Bbls of oil and 74.6 Bcf of gas for an aggregate equivalent of 81,638,000 BOE.

          Gato Canyon Unit. The Company holds a 15.60% working interest (directly 8.63% and through Amber 6.97%) in the Gato
Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato
Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and, one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union
Oil in 1967. In April 1989, Samedan announced the completion and test of the Samedan P-0460 #2 which yielded a test flow rate of 5,500 Bbls of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal leases and/or units). As of July 1, 1998, Garb issued a report stating that Gato Canyon contains proved recoverable reserves estimated to be 119.8 million
Bbls of oil and 167.8 Bcf of natural gas, representing 15.58 million Bbls of oil and 21.81 Bcf of natural gas net to the Company's 15.60% working interest at July 1, 1998. The oil has an estimated average gravity of 16 degrees API. (See Item 7. Financial
Statements: Footnote 9, "Information Regarding Proved Oil and Gas
Reserves".)

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field will be processed onshore at the existing Las Flores Canyon facility (see Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. The processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distances to access the Las Flores site is approximately six miles. Delta Petroleum's share of estimated capital costs to develop the Gato Canyon field are approximately $45,000,000.

          The Gato Canyon Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include the preparation of an updated Exploration Plan, which will ultimately lead to the drilling of one additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

          Point Sal Unit. The Company holds a 6.83% working interest in the Point Sal Unit. This 22,772 acre unit is operated by Aera Energy LLC, a limited liability company jointly owned by Shell Oil Company and Mobil Oil Company. Four test wells were drilled within this unit. These test wells were drilled as follows: two wells were drilled by Sun Oil (now Oryx Energy), one in 1984 and one in 1985; and the other two wells were drilled by Reading & Bates, both in 1984. All four wells drilled on this unit have indicated the presence of oil and gas in the Monterey Formation. The largest of these, the Sun P-0422
#1, yielded a combined test flow rate of 3,750 Bbls of oil per day from the Monterey. The oil in the upper block has an average estimated gravity of 10 degrees API and the oil in the subthrust block has an average estimated gravity of 15 degrees API. Based on a report prepared by Garb as of July 1, 1998, Point Sal Unit contains proved undeveloped recoverable reserves of 258.5 million Bbls of oil and 289.5 Bcf of natural gas, equivalent to 14.71 million
Bbls of oil and 16.48 Bcf of natural gas net to the Company's
6.83% interest at July 1, 1998.  (See Item 7. Financial
Statements: Footnote 9, "Information Regarding Proved Oil and Gas
Reserves".)

          The Point Sal field is located in the Offshore Santa Maria Basin approximately six miles seaward of the coastline (see
Map). Water depths range from 300 feet to 500 feet in the area of the field. Oil and gas produced from the field will be processed in a new facility at an onshore site or in the existing Lompoc facility (see Map). The processed oil will be transported out of Santa Barbara County in either the All American Pipeline or the Tosco-Unocap Pipeline (see Map). Offshore pipeline distance is approximately six to eight miles depending on the final choice of the point of landfall. Delta Petroleum's share of estimated capital costs to develop the Point Sal unit are approximately $38,000,000.

          The Point Sal Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Unit Schedule of Events under a Suspension of Production. The Schedule of Events will include preparation of an updated Exploration Plan leading to the drilling of an additional delineation well prior to preparing the Development Plan.

          Lion Rock Unit and Federal OCS Lease P-0409. The
Company holds a 1% net profits interest (through Amber) in the
Lion Rock Unit and a 24.21692% working interest (directly) in
5,693 acres in Federal OCS Lease P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San
Miguel Field reservoir.  The Lion Rock Unit is operated by Aera
Energy LLC. An aggregate of 13 test wells have been drilled on the Lion Rock Unit and OCS lease P-0409.  Nine of these wells were completed and tested and indicated the presence of oil and gas in the Monterey Formation.  The test wells were drilled as follows: one well was drilled by Socal (now Chevron) in 1965; six wells were drilled by Phillips Petroleum, one in 1982, two in
1983, two in 1984 and one in 1985; six wells were drilled by
Occidental Petroleum in Lease P-0409, three in 1983 and three in
1984.   Based on a report prepared by Garb as of July 1, 1998,
the Lion Rock Unit (including lease P-0409) contains proved undeveloped recoverable reserves of 516.2 million Bbls of oil and
464.5 Bcf of natural gas, equivalent to 34.06 million Bbls of oil and 30.66 Bcf of natural gas net to the Company's interest at July 1, 1998. The oil has an average estimated gravity of 10.7 degrees API. (See Item 7. Financial Statements: Footnote 9, "Information Regarding Proved Oil and Gas Reserves".) The Garb evaluation includes the Lion Rock Unit and Federal OCS Lease P-0409 which are both included in the San Miguel Field. This lease is not currently part of the Lion Rock Unit, but prior to development the Lion Rock Unit is expected to be expanded to include P-0409.

     The Lion Rock Unit and Lease P-0409 are located in the Offshore Santa Maria Basin eight to ten miles from the coastline (see Map). Water depths range from 300 feet to 600 feet in the area of the field. The oil and gas produced at Lion Rock and P-0409 will be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see Map). The oil will be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocap Pipeline (see Map). Offshore pipeline distance will be eight to ten miles depending on the point of landfill. Delta's share of the estimated capital costs to develop the Lion Rock/San Miguel field is approximately $113,000,000.

          The Lion Rock Unit and Lease P-0409 are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey.

          Sword Unit. The Company holds a 2.492% working interest (directly 1.6189% and through Amber .8731%) in the Sword Unit.
This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with
calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6 degrees API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985. Based on a July 1, 1998 report prepared by Garb, the Sword Unit contains proved undeveloped recoverable reserves of 158.1 million
Bbls of oil and 189.8 Bcf of natural gas representing reserves of
3.28 million Bbls of oil and 3.94 Bcf of natural gas net to the
Company's interest at July 1, 1998.   (See Item 7. Financial
Statements: Footnote 9, "Information Regarding Proved Oil and Gas
Reserves".)

          The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello's field Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. The oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline laid from a platform located in the northern area of the Sword field to Platform Hermosa will be approximately five miles in length. Delta's share of the estimated capital costs to develop the Sword field is approximately $19,300,000.

          The Sword Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the
Unit operator will carry out a Schedule of Events under a Suspension of Production. Included in the Schedule of Events will be preparation of an updated Exploration Plan leading to the drilling of an additional delineation well.

                         MAP INSERT HERE

               Map depicting Santa Barbara County, California oil and gas facilities in relation to offshore federal units in which the Company owns interests.

     (c)  Production.

          The Company is not obligated to provide a fixed and determined quantity of oil and gas in the future under existing
contracts or agreements.   During the years ended June 30, 1998,
1997 and 1996, the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities pursuant to which the Company acted as producer. The following table sets forth the Company's average sales prices and average production costs during the periods indicated:


                           Year Ended    Year Ended     Year Ended
                            June 30,      June 30,       June 30,
                              1998          1997           1996

Average sales price:
   Oil (per barrel)          $16.46         22.36          17.74
   Natural Gas (per Mcf)      $2.26          2.41           1.71
Production costs
 (per Mcf equivalent)          $.67           .85            .78

The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's Discussion and Analysis or Plan of Operation.")

    (d)   Productive Wells and Acreage.

          The table below shows, as of June 30, 1998, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Calculations include 100% of wells and acreage owned by Delta and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

              Oil (1)               Gas              Developed Acres
       Gross (2) Net (3)    Gross (2)  Net (3)    Gross (2)   Net (3)

Texas        4    1.82          0        .0            1,558      393
Colorado     8     .8          13      10.3            2,560    2,127
Oklahoma     1     .1          58       3.68          24,793    1,857
California   0     .0           6        .67             800      100
Wyoming      0     .0           6       1.2              960      192
            13    2.72         83      15.85          30,671    4,669

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

     (e)  Undeveloped Acreage.

          At June 30, 1998, the Company held undeveloped acreage by state as set forth below:

                                     Undeveloped Acres (1) (2)

             Location                       Gross           Net

     California, offshore(3)                50,805        4,244
     California, onshore                    21,760        2,837
     Colorado                               17,018       14,375
     Wyoming                                 9,696        1,939
     Oklahoma                                3,360          271
                           Total           102,639       23,666

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

(3)  Consists of Federal leases offshore California near Santa
     Barbara.

    (f)  Drilling Activity

         During the periods indicated, the Company drilled or participated in the drilling of the following productive and nonproductive Exploratory and Development Wells:


                         Year Ended   Year Ended     Year Ended
                       June 30,1998  June 30,1997  June 30,1996
                       Gross  Net     Gross   Net    Gross   Net

Exploratory Wells(1):
Productive:
  Oil. . . . . . . . .   0    .0        0    .0        0    .0
  Gas. . . . . . . . .   5    .545      0    .0        0    .0
Nonproductive. . . . .   1    .113      1   1.0        0    .0
Total. . . . . . . . .   6    .658      1   1.0        0    .0

Development Wells(1):.
Productive:
  Oil. . . . . . . . .   0    .0        0    .0        0    .0
  Gas. . . . . . . . .   1    .042      4    .2        2    .1
Nonproductive. . . . .   0    .0        0    .0        0    .0
Total. . . . . . . . .   1    .042      4    .2        2    .1

Total Wells(1):
Productive:
  Oil. . . . . . . . .   0    .0        0    .0        0    .0
  Gas. . . . . . . . .   6    .587      4    .2        2    .1
Nonproductive. . . . .   1    .113      1   1.0        0    .0
Total Wells. . . . . .   7    .700      5   1.2        2    .1

    (1) Does not include wells in which the Company had only a royalty interest.

    (g)  Present Drilling Activity

         Between July 1, 1998 and September 23, 1998, the Company participated in the drilling of six new wells on its properties in the Sacramento Basin. Two of the six wells are successful and will be selling gas within a few weeks. The Company plans to participate in the drilling of at least four additional wells on these properties during the next 90 days assuming the Company has sufficient capital.

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


Aleron H. Larson, Jr.     53     Chairman of the Board,       May 1987
                                 Chief Executive Officer      to Present
                                 Secretary, Treasurer,
                                 and a Director

Roger A. Parker           36      President and               May 1987
                                  Director                    to Present

Terry D. Enright          49      Director                    November 1987
                                                              to Present

Jerrie F. Eckelberger     54      Director                    September 1996
                                                              to Present

     The following is biographical information as to the business experience of each current officer and director of the Company.

     Aleron H. Larson, Jr., age 53, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 16.67% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Amber, a public oil and gas company which is a majority-owned subsidiary of Delta. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 36, served as the President, a
Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive
Vice President, President and shareholder of Ampet, Inc.   He
received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Terry D. Enright, age 49, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil and gas
consulting work.   Mr. Enright received a B.S. in Mechanical
Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     Jerrie F. Eckelberger, age 54, is an investor, real estate developer and attorney who has practiced law in the State of Colorado for 26 years. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. After spending two years in the litigation department of a Denver law firm, he founded Eckelberger & Associates of which he is still the principal member. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. He is presently the President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate. Additionally, Mr. Eckelberger is the General Partner of 2003 Limited, a Colorado limited partnership specializing in real estate development.

     There is no family relationship among or between any of the Directors.

     Messrs. Enright and Eckelberger serve as the audit committee and as the compensation committee. Messrs. Enright and Eckelberger also constitute the Incentive Plan Committee for the Delta 1993 Incentive Plan for the Company.

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

         Quarter Ended                  High            Low

         September 30, 1996              7.63           4.88
         December 31, 1996               6.75           4.25
         March 31, 1997                  6.63           3.88
         June 30, 1997                   4.38           3.25
         September 30, 1997              4.00           2.88
         December 31, 1997               3.88           1.66
         March 31, 1998                  3.13           2.06
         June 30, 1998                   4.44           3.13

         On September  23, 1998, the closing price of the Common
Stock was $2.50.

         (b)  Approximate Number of Holders of Common Stock.

              The number of holders of record of the Company's
Common Stock at August 22, 1998 was approximately 979 which does not include an estimated 2,930 additional holders whose stock is held in "street name".

         (c)  Dividends.

              The Company has not paid dividends on its stock and does not expect to do so in the foreseeable future.

         (d)  Recent Sales of Unregistered Securities.

              Unregistered securities sold within the last three fiscal years in the following private transactions were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2).

              On December 23, 1997, the Company completed a sale of 156,950 shares of the Company s Common stock to another oil and gas company for net proceeds to the Company of $350,000.

              On December 20, 1996, the Company issued 63,000 shares of common stock to SOCO Offshore, Inc., an affiliate of Snyder Oil Corporation ("SOCO") in exchange for working interests in undeveloped properties offshore Santa Barbara, California.
The transaction was recorded at the estimated fair market value of the common stock issued based upon the quoted market price at the time.

              On August 18, 1995, the Company sold an aggregate of 276,000 shares of common stock in a private transaction to a private company for $750,000 ($650,000 net of fees).

              During the years ended June 30, 1997 and 1996, the Company 100,117 and 42,527 shares of its common stock in exchange for oil and gas properties, for services, and in connection with a settlement agreement. These transactions were recorded at the estimated fair value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

              Within the last three fiscal years unregistered securities were sold under Regulation S to non-U.S. persons in the following private offshore transactions.

              On March 7, 1996 the Company sold 115,000 shares of its restricted and legended common stock to C.A. Oportunidad S.A.
of San Jose, Costa Rica for $550,000.

              On May 17, 1996, the Company sold 80 shares of restricted and legended Series C Convertible Preferred stock to C.A. Oportunidad, S.A. of San Jose, Costa Rica for $800,000. The Company paid the Bruce R. Knox Corporation an investment banking
fee equal to 10% of the proceeds.   The 80 shares of Series C
Convertible Preferred stock were later converted to 183,738 shares of common stock.

              On July 6, 1996, the Company sold 80 shares of restricted and legended Series C Convertible Preferred stock to Fondo de Adquisciones E Inverseones Internacionales XL, S.A. of San Jose, Costa Rica for $800,000. The Company paid the Bruce R. Knox Corporation an investment banking a fee equal to 10% of the proceeds. The 80 shares of Series C Convertible Preferred stock were later converted to 212,863 shares of common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

    Liquidity and Capital Resources.

         At June 30, 1998, the Company had a working capital deficit of $465,854 compared to a working capital deficit of $411,403 at June 30, 1997.

         The Company's current liabilities include royalties payable of $264,320 at June 30, 1998 which represent the Company's estimate of royalties payable on production attributable to Amber's interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1998 and 1997.

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

         The Company estimates its capital expenditures for onshore properties to be approximately $1,000,000 for the year ended June 30, 1999. However, the Company is not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes the Company has the ability to fund such projects.

         The Company's working interest share of the future estimated development costs relating to its offshore California proved undeveloped properties approximates $217 million. No significant amounts are expected to be incurred during fiscal 1999 and $1.0 and $4.2 million are expected to be incurred during fiscal 2000 and 2001, respectively. The amounts required for development of these proved undeveloped reserves are so substantial relative to the Company's present financial resources, the Company may ultimately determine to farmout all or a portion of its interest. If it were to farmout its interests, the Company's share of proved reserves would be decreased substantially. Alternatively, the Company may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that the Company can obtain any such financing. If the Company were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

         On May 23, 1997 Delta, UFG and SOCO entered into a settlement agreement under which SOCO released its lien on the Amber shares. In connection with the agreement, Delta reissued 92,117 shares of common stock to UFG. These shares had originally been returned to Delta and cancelled pursuant to an agreement dated February 22, 1995. The fair value of the 92,117 shares of common stock reissued to UFG of $322,410 was recorded as an increase in stockholders' equity for the value of shares issued.

         On December 23, 1997, the Company completed a sale of 156,950 shares of the Company s Common stock to another oil and gas company for net proceeds to the Company of $350,000.

         In a series of transactions during the year ended June
30, 1997, 160 shares Series C Convertible Preferred stock were converted into 396,601 shares of the Company s common stock.

         The Company received the proceeds from the exercise of options to purchase shares of its common stock of $203,536 and $760,844 during the years ended June 30, 1998 and 1997, respectively.

         On August 20, 1998, the Company entered into a loan agreement with an unrelated entity for $400,000. The loan bears interest at the annual rate of 10%, is due November 20, 1998 and is collateralized by all producing oil and gas properties owned by the Company. In addition to the principal and interest payment required, the Company will also pay this entity $50,000 cash or assign to it interests in various wells currently owned by Delta that have a present value of $50,000. The Company's officers have personally guaranteed this loan.

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

         After evaluation of the considerations described above, the Company believes that its existing cash balances, cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses, pay off the $400,000 loan made subsequent to year end, and satisfy its other current liabilities over the next year or longer.

    Results of Operations

         Net Earnings (Loss). The Company's net loss for the year ended June 30, 1998 was $962,003 compared to the net loss of $2,457,007 for the year ended June 30, 1997. The losses for the years ended June 30, 1998 and 1997 included $350,000, of minimum royalty payments to a related party as part of the acquisition of three proved undeveloped offshore California federal oil and gas units. The losses for the years ended June 30, 1998 and 1997 also included $128,993 and $364,019, respectively, for abandoned and impaired properties.

         Revenue. Total revenue for the year ended June 30, 1998 was $2,211,955 compared to $1,812,456 for the year ended June 30, 1997. Oil and gas sales for the year ended June 30, 1998 were $1,225,115 compared to $1,554,134 for the year ended June 30, 1997. The decrease in oil and gas sales during the year ended June 30, 1998 resulted from the sale of certain properties and the decrease in oil and gas prices during fiscal 1998.

         Production volumes and average prices received for the years ended June 30, 1998 and 1997 are as follows:

                             1998                     1997
Production:
    Oil (barrels)           11,632                    7,755
    Gas (Mcf)              457,758                  644,256

Average Price:
    Oil (per barrel)       $ 16.46                   $22.36
    Gas (per Mcf)           $ 2.26                   $ 2.14

         Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1998 were $349,551 compared to $587,251 for the year ended June 30, 1997. On an Mcf equivalent basis, production expenses and taxes were $.67 per Mcf equivalent during the year ended June 30, 1998 compared to $.85 per Mcf equivalent for the year ended June 30, 1997. The decrease in lease operating costs on an equivalent basis compared to 1997 resulted primarily from the relatively lower operating costs on its newly drilled Sacramento Basin wells.

         Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 1998 was $303,563 compared to $320,292 for the year ended June 30, 1997. On a Mcf equivalent basis, the depletion rate was $.58 per Mcf equivalent during the year ended June 30, 1998 compared to $.46 per Mcf equivalent for the year ended June 30, 1997. The decrease in depreciation and depletion expense is a result of the sale of certain oil and gas properties during fiscal 1998 which had a higher than average depletion rate per Mcf.

         Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $515,383 for the year ended June 30, 1998 compared to $607,431 for the year ended June 30, 1997. The exploration expenses during fiscal 1998 and 1997 primarily represent costs associated with the Company s participation in the shooting of 3-D seismic on prospects in the Sacramento Basin of Northern California.

         Abandonment and Impairment of Oil and Gas Properties. The Company recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 1998 of $128,993 compared to $364,019 in 1997. The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions attributable to certain producing properties of $128,993 and $77,168 for the years ended June 30, 1998 and 1997, respectively. The expense in 1997 also includes a provision for impairment of the costs associated with the North Park Basin in Colorado of $286,851 as the Company made a geological determination based on new information that it may not be economical to explore these properties.

         General and Administrative Expenses. General and administrative expenses for the year ended June 30, 1998 were $1,433,461 compared to $1,808,701 for the year ended June 30, 1997. General and administrative expenses decreased from 1997 to 1998 primarily as a result of a decrease in investor and shareholder relation costs.

         Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 1998 and 1997 of $46,402 and $40,469, respectively, for options granted to certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

         Minimum Royalty to Related Party.   The minimum royalty
to related party represents the minimum royalty paid in 1998 and in 1997 pursuant to the terms of the agreement with Ogle to acquire interests in three proved undeveloped offshore Santa Barbara, California federal oil and gas units. The purchase price of $8,000,000 is represented by a minimum royalty payment reserved in the documents of Assignment and Conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for a minimum annual payment. Delta paid Ogle $350,000 in 1998 and 1997 and is to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. As of June 30, 1998, the Company has paid a total of $1,200,000 in minimum royalty payments.

         Year 2000

         The Company initiated the process of preparing its computer system and applications for the Year 2000 during fiscal 1997. The Company is identifying areas of potential concern and ensuring that timely corrective actions are taken. The Company is also working with key suppliers, vendors and customers to ensure Year 2000 compliance. The ultimate outcome of the Year 2000 project cannot be guaranteed; however, the Company believes that the program under way will provide a smooth transition into the Year 2000 and reduces risk to a manageable level. The cost of addressing the Year 2000 issue is not material to the consolidated statements of operations or financial condition of the Company.

    Recent Accounting Standards and Pronouncements

         Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" (SFAS 130), was issued by the Financial Accounting Standards Board in June, 1997. SFAS 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 will have a material effect on the presentation of its financial statements.

         Statement of Financial Accounting Standards 131 "Disclosures about segments of an enterprises and Related Information" (SFAS 131), was issued by the Financial Accounting Standards Board in June, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not except the adoption of SFAS 131 will have a material effect on the presentation of its financial statements.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact, if any, that SFAS 133 will have on its consolidated financial statements.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 30 filed as part of this report.

         (b)  Reports on Form 8-K.

              Form 8-K dated April 9, 1998; Items 5, 7, and 9.


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


By (Signature and Title)                s/Aleron H. Larson, Jr.
                                Aleron H. Larson, Jr., Director

Date                                      9/23/98


By (Signature and Title)                s/Roger A. Parker
                                 Roger A. Parker, Director

Date                                       9/23/98


By (Signature and Title)                 s/Terry D. Enright
                                  Terry D. Enright, Director

Date                                        9/23/98


By (Signature and Title)                 s/Jerrie F. Eckelberger
                                  Jerrie F. Eckelberger, Director

Date                                        9/23/98


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

10.8 Burdette A. Ogle "Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment", "Lease Interests Purchase Option Agreement" and "Purchase and Sale Agreement". Incorporated by reference from
Exhibit 28.1 to the Company's Form 8-K dated January 3, 1995.

10.9     Agreement with Bion Environmental Technologies, Inc.
dated June 26, 1995 including an agreement to convert a portion of a promissory note to common stock and a stock voting agreement in favor of the Company's President and Chairman.
Incorporated by reference to Exhibit 99.3 to the Company's
Form 8-K dated August 18, 1995.

10.10 Agreement with Howard Jenkins dated July 20, 1995 for purchase of warrant. Incorporated by reference to Exhibit 99.6 to the Company's Form 8-K dated August 18, 1995.

10.11 Agreement with LoTayLingKyur, Inc. dated June 29, 1995 relating to note extension and option grant. Incorporated by reference to Exhibit 99.9 to the Company's Form 8-K dated
August 18, 1995.

10.12    Copies of Aleron H. Larson, Jr. and Roger A. Parker
Employment Agreements, filed herewith electronically.

10.13 Letter agreement (without exhibits) with Slawson Exploration Company, Inc. dated September 30, 1996 for an interest in the West Orion prospect. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated October 10, 1996.

10.14 Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1996.

10.15    Financial consulting agreement with BC Capital Corp.
Incorporated by reference from Exhibit 99.1 to the Company's
Form 8-K dated January 7, 1997.

10.16    Purchase and sale agreement between Snyder Oil
Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated
January 7, 1997.

10.17 Employment agreement with David Castaneda. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated
January 7, 1997.

10.18    Letter agreement (without exhibits) with Slawson
Exploration Company, Inc. dated February 10, 1997 for an interest in the Bali prospect. Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated March 3, 1997.

10.19    Letter agreement (without exhibits) with Slawson
Exploration Company, Inc. dated February 12, 1997 for an interest in the Fiji prospect. Incorporated by reference from Exhibit
99.2 to the Company's Form 8-K dated March 3, 1997.

10.20    Letter agreement (without exhibits) with KCS Resources,
Inc., a subsidiary of KCS Energy and doing business as KCS
Mountain Resources, Inc.  Incorporated by reference from Exhibit
99.1 to the Company's Form 8-K dated April 24, 1997.

10.21 Agreement among Eva H. Posman, as Chapter 11 Trustee of Underwriters Financial Group, Inc., Snyder Oil Corporation and Delta Petroleum Corporation. Incorporated by reference from
Exhibit 99.1 to the Company's Form 8-K dated May 23, 1997.

10.22    Option and First Right of Refusal between Evergreen
Resources, Inc., and Delta Petroleum Corporation dated December
23, 1997,  filed herewith electronically.

10.23    Professional Services Agreement with GlobeMedia AG and
Investment Representation Agreements with GlobeMedia AG, incorporated by reference from Exhibits 99.2 and 99.3 to the Company's Form 8-K dated April 9, 1998.

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

(18) Letter Regarding Change in Accounting Principles. Not applicable.

(19)     Previously Unfiled Documents.  Not applicable.

(21)     Subsidiaries of the Registrant. Not applicable.

(22)     Published Report Regarding Matters Submitted to Vote of
Security Holders. Not applicable.

(23)     Consent of Experts and Counsel.

         23.1 Consent of KPMG Peat Marwick LLP, filed herewith electronically.

(24)     Power of Attorney.  Not applicable.

(27)     Financial Data Schedule.  Filed herewith electronically.

(99)     Additional Exhibits. Not applicable.


                       Independent Auditors' Report

The Board of Directors and Stockholders
Delta Petroleum Corporation:


We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiary as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    s/KPMG Peat Marwick LLP
                                                     KPMG Peat Marwick LLP





Denver, Colorado
September 18, 1998


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    June 30, 1998 and 1997



                                                       1998            1997

    ASSETS

Current Assets:
  Cash                                              $17,135         393,048
  Trade accounts receivable,  net of
    allowance for doubtful accounts
    of  $50,000 in 1998 and 1997                    224,285         333,535
  Accounts receivable - related parties             127,415         119,419
  Other current assets                               10,100          10,100

    Total current assets                            378,935         856,102


Property and Equipment:
  Oil and gas properties, at cost (using
        the successful efforts method
        of accounting) (Note 9):
    Undeveloped offshore California
             properties                           6,959,830       6,959,830
    Undeveloped onshore domestic properties         726,127         714,605
    Developed onshore domestic properties         3,369,881       3,383,523
  Office furniture and equipment                     80,446          80,446
                                                 11,136,284      11,138,404

  Less accumulated depreciation and depletion    (2,234,525)     (2,059,461)

    Net property and equipment                    8,901,759       9,078,943

Investment in Bion Environmental
  Technologies, Inc. (Bion) (Note 2)              1,069,149         503,328


                                                $10,349,843      10,438,373


                                                       1998            1997

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable trade                           $570,469         776,702
  Other accrued liabilities                          10,000          21,835
  Royalties payable                                 264,320         468,968

    Total current liabilities                       844,789       1,267,505


Stockholders' Equity (Note 4):
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares, none issued         -               -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 5,513,858
    shares in 1998 and 5,230,631 shares in 1997      55,139          52,306
  Additional paid-in capital                     25,571,921      24,950,128
  Cumulative unrealized gain (loss) (Note 2)        457,594        (213,969)
  Accumulated deficit                           (16,579,600)    (15,617,597)

    Total stockholders' equity                    9,505,054       9,170,868

Commitments (Note 8)
                                                $10,349,843      10,438,373


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    Years Ended June 30, 1998 and 1997




                                                        1998             1997

Revenue:
  Oil and gas sales                               $1,225,115        1,554,134
  Gain on sale of oil and gas properties             650,417            2,524
  Gain on sale of securities available for sale       48,340          -
  Other revenue                                      288,083          255,798

        Total revenue                              2,211,955        1,812,456


Expenses:
  Lease operating expenses                           349,551          587,251
  Depreciation and depletion                         303,563          320,292
  Exploration expenses                               515,383          607,431
  Abandoned and impaired properties                  128,993          364,019
  Dry hole costs                                      46,605          191,300
  Minimum royalty to related party (Note 7)          350,000          350,000
  General and administrative                       1,433,461        1,808,701
  Stock option expense                                46,402           40,469

        Total expenses                             3,173,958        4,269,463

        Net loss                                   ($962,003)      (2,457,007)


    Basic loss per common share                       ($0.18)           (0.49)

    Weighted average number of common
           shares outstanding                      5,361,900        5,029,009


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1998 and 1997


                                                                                                                     Additional
                                                  Preferred Stock               Common Stock                           paid-in
                                                     Shares         Amount         Shares            Amount            capital

Balance, July 1, 1996                                     160            $16        4,488,283            44,882        21,299,784

Unrealized gain on equity securities                   -              -               -                 -                 -
Stock options granted as compensation                  -              -               -                 -                  40,469
Preferred stock converted into common stock              (160)           (16)         396,601             3,966            (3,950)
Shares issued for cash upon exercise of options        -              -               186,700             1,867           758,977
Shares issued for undeveloped oil and gas properties   -              -                63,000               630           172,620
Shares issued for developed oil and gas properties     -              -                   500                 5             1,604
Shares issued for services                             -              -                 7,500                75            29,925
Amortization of consulting expense                     -              -               -                 -                 -
Shares reacquired and retired                          -              -                (4,070)              (40)          (18,022)
UFG settlement (Note 3)                                -              -                92,117               921         2,668,721
Net loss                                               -              -               -                 -                 -

Balance, June 30, 1997                                 -              -             5,230,631            52,306        24,950,128

Unrealized gain on equity securities                   -              -               -                 -                 -
Stock options granted as compensation                  -              -               -                 -                  46,402
Shares issued for cash upon exercise of options        -              -               114,100             1,141           202,395
Shares issued for cash                                 -              -               156,950             1,570           348,430
Shares issued for services                             -              -                22,500               225            64,463
Shares reacquired and retired                          -              -               (10,323)             (103)          (39,897)
Net loss                                               -              -               -                 -                 -

Balance, June 30, 1998                                 -             $-             5,513,858            55,139        25,571,921


                                                                  Cumulative
                                                  Unamortized     unrealized
                                                   consulting       gain         Accumulated
                                                    expense         (loss)         deficit            Total

Balance, July 1, 1996                                (105,000)      (255,184)     (13,160,590)        7,823,908

Unrealized gain on equity securities                   -              41,215          -                  41,215
Stock options granted as compensation                  -              -               -                  40,469
Preferred stock converted into common stock            -              -               -                 -
Shares issued for cash upon exercise of options        -              -               -                 760,844
Shares issued for undeveloped oil and gas properties   -              -               -                 173,250
Shares issued for developed oil and gas properties     -              -               -                   1,609
Shares issued for services                             -              -               -                  30,000
Amortization of consulting expense                    105,000         -               -                 105,000
Shares reacquired and retired                          -              -               -                 (18,062)
UFG settlement (Note 3)                                -              -               -               2,669,642
Net loss                                               -              -            (2,457,007)       (2,457,007)

Balance, June 30, 1997                                 -            (213,969)     (15,617,597)        9,170,868

Unrealized gain on equity securities                   -             671,563          -                 671,563
Stock options granted as compensation                  -              -               -                  46,402
Shares issued for cash upon exercise of options        -              -               -                 203,536
Shares issued for cash                                 -              -               -                 350,000
Shares issued for services                             -              -               -                  64,688
Shares reacquired and retired                          -              -               -                 (40,000)
Net loss                                               -              -              (962,003)         (962,003)

Balance, June 30, 1998                                 -             457,594      (16,579,600)        9,505,054



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Years Ended June 30, 1998 and 1997



                                                      1998             1997

Cash flows operating activities:
 Net loss                                        ($962,003)      (2,457,007)
 Adjustments to reconcile net loss
    to cash used in
    operating activities:
   Gain on sale of oil and gas properties         (650,417)          (2,524)
   Write-off royalties payable                    (204,648)        (180,867)
   Gain on sale of securities available
    for sale                                       (48,340)         -
   Depreciation and depletion                      303,563          320,292
   Abandoned and impaired properties               128,993          364,019
   Common stock issued for services                 64,688           30,000
   Stock option expense                             46,402           40,469
   Bad debt expense                                 29,754           60,604
   Amortization of consulting expense              -                105,000
 Net changes in current assets and
        and current liabilities:
   Decrease (increase) in trade accounts
        receivable                                  36,566           (8,183)
   Decrease in other current assets                -                  2,000
   (Decrease) increase in accounts payable trade  (206,233)         472,652
   Decrease in other accrued liabilities           (11,835)         (46,462)

Net cash used in operating activities           (1,473,510)      (1,300,007)

Cash flows from investing activities:
   Additions to property and equipment            (628,387)      (1,068,167)
   Proceeds from sale of securities
         available for                             197,012          -
   Proceeds from sale of oil and gas
         properties                              1,023,432          450,720
Net cash provided by (used in) investing
         activities                                592,057         (617,447)

Cash flows from financing activities:
   Stock issued for cash upon exercise
         of options                                163,536          742,782
   Issuance of common stock for cash               350,000          -
   Increase in accounts receivable from
         related parties                            (7,996)         (62,018)
Net cash provided by financing activities          505,540          680,764

Net decrease in cash                              (375,913)      (1,236,690)

Cash at beginning of year                          393,048        1,629,738

Cash at end of year                                 17,135          393,048

Supplemental cashflow information -

Non-cash financing activities:
Common stock issued for properties               $    -             174,859


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 1998 and 1997


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

    At June 30, 1998, the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

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

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

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

     The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions attributable to certain producing properties of $128,993 and $77,168 for the years ended June 30, 1998 and 1997, respectively.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of the related estimated remaining reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1998, the Company had produced and recognized as revenue approximately 20,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $40,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

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

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1998 and 1997.

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

     Earnings (Loss) per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) attributes to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

     Diluted earnings (loss) per share is computed by adjusting the average number of common share outstanding for the dilative effect, if any, of convertible preferred stock, stock options and warrant. The effect of potentially dilative securities is based on earnings (loss) before extraordinary items.

     The Company adopted the provisions of Statement No. 128 as of December 31, 1997. As prescribed by Statement No. 128, the Company has restated prior periods' earnings (loss) per share of common stock, including interim earnings per share of common stock, in the period of adoption.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation.

(2)  Investment

     The Company's investment in Bion Environmental Technologies, Inc. ("Bion") is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During fiscal 1998, the Company received an additional 40,747 shares of Bion's common stock for rent and other services provided by the Company.
During fiscal 1998, the Company realized a gain on the sale of securities available for $48,340. The 161,381 shares of Bion's common stock owned by the Company represents less than 2% of the outstanding shares of Bion at June 30, 1998.

     The cost and estimated market value of the Company's investment in Bion at June 30, 1998 and 1997 are as follows:

                                                     Estimated
                               Unrealized              Market
                    Cost       Gain/(Loss)             Value

      1998        $611,555       457,594             1,069,149

      1997        $717,297      (213,969)              503,328

    As of September 14, 1998, the estimated market value of the Company's investment in Bion, based on the quoted bid price of Bion's common stock, was approximately $685,000.

(3) Note Payable by UFG

    Prior to fiscal 1997, Delta had recorded a note payable ( Note ) to Snyder Oil Corporation ( SOCO ) by Underwriters Financial Group, Inc., ( UFG ), the Company's former parent. The Company recorded a liability for the note upon the transfer by UFG (subject to the Note) of the common stock of Amber to the
Company in 1992.   Although the Note was an obligation of UFG,
the Company recorded a liability for the Note since a portion of the common shares of Amber owned by the Company were pledged to secure the Note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the Note.

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

     In a series of transactions, during the year ended June 30, 1997, 160 share of Series C Convertible Preferred stock were converted into 396,601 shares of the Company's common stock.

     Common Stock

     On December 23, 1997, the Company completed a sale of 156,950 shares of the Company's Common stock to another oil company for net proceeds to the Company of $350,000.

     During the year ended June 30, 1998, the Company issued 22,500 shares of the Company's common stock to a former employee as a part of a severance package. This transaction was recorded at its estimated fair market value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance. The Company also agreed to forgive approximately $20,000 in debt owed to the Company by the former employee.

   The Company received proceeds from the exercise of options to purchase shares of its common stock of $203,536 during the year ended June 30, 1998 and $760,844 during the year ended June 30, 1997.

   During the years ended June 30, 1998 and 1997, the Company issued shares of its common stock in exchange for oil and gas properties, for services, and in connection with a settlement agreement. These transactions were recorded at the estimated fair value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

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

   A summary of the Plan's stock option activity and related information for the years ended June 30, 1998 and 1997 are as follows:

                              1998                      1997
                                  Weighted                   Weighted
                                  Average                     Average
                                  Exercise                   Exercise
                      Options       Price         Options      Price

Outstanding
-beginning
 of year            1,262,077      $3.25          902,350     $3.85

Granted                15,000       1.88          546,000      5.39
Exercised            (114,100)      1.78         (186,700)     4.06
Returned                  -          -            (21,573)     3.75

Repriced            1,621,054       2.47          918,027      3.64
Returned
for repricing      (1,621,054)      3.27         (918,027)     5.58

Outstanding-end
 of year            1,162,977      $2.25        1,262,077     $3.25

Exercisable at
 end of year        1,132,977      $2.27        1,185,077     $3.20


   Exercise prices for options outstanding under the plan as of June 30, 1998 ranged from $1.25 to $9.75 per share. The weighted-average remaining contractual life of those options is
7.6 years. A summary of the outstanding and exercisable options at June 30, 1998, segregated by exercise price ranges, is as follows:

                                         Weighted-
                                          Average
                              Weighted-  Remaining                 Weighted-
Exercise                       Average  Contractual                Average
Price              Options     Exercise    Life     Exercisable    Exercise
Range            Outstanding    Price   (in years)    Options      Price

$1.25 - $3.25     1,022,977     $1.64      7.7       992,977       $1.64
$3.26 - $9.75       140,000      6.74      7.5       140,000        6.74
                  1,162,977     $2.25      7.6     1,132,977       $2.27


    Proforma information regarding net income (loss) and earnings
(loss) per share is required by Statement of Financial Accounting Standards 123 which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1998 and 1997, respectively, risk-free interest rate of 6.0% and 6.5%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 44.35% and 43.72%, and a weighted-average expected life of the options of 6.0 and
6.87 years.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal or greater to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended June 30, 1998 and 1997, would have been $1,333,745 and $4,191,673, and basic loss per common share would have been $.25 and $.83 per share, respectively.

    During the year ended, June 30, 1998, the Company s president exercised options to purchase 32,000 shares of the Company's common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by the Company s president, valued at the market price on the date of exercise. The Company recorded the 10,323 shares of the Company's common stock reacquired at cost, which shares were subsequently retired.

    During the year ended June 30, 1997, the Company's president exercised options to purchase 14,450 shares of the Company's common stock. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by the Company's president, valued at the market price of the stock on the date of exercise. The Company recorded the 4,070 shares of the Company's common stock reacquired at cost, which shares were subsequently retired.

    Stock Options and Warrants

    In addition to options outstanding under the Company's
Incentive Plan, the following options and warrants were outstanding at June 30, 1998:

     Number               Exercise            Expiration
   Outstanding             Price                 Date

      7,000              $ 1.250                   -   (1)
     20,000                3.500               6/09/03
     50,000                6.000                   -   (2)
     50,000                6.000                   -   (3)
     62,500                6.125              11/06/00
    100,000                8.000               8/31/99
    100,000                8.500               8/03/98
    500,000              2.50-6.00             3/31/99

         (1) The 7,000 options granted at $1.25 expire thirty days after registration of the underlying shares.

         (2) The 50,000 options granted at $6.00 expire on the later of the original expiration date or one year after registration of the underlying shares.

         (3) The 50,000 options granted at $6.00 expire on the later of the original expiration date or thirty days after registration of the underlying shares.

(5)      Employee Benefits

   During 1997 the Company began sponsoring a qualified tax deferred savings plan in theform of a Savings Incentive Match Plan for Employees ("SIMPLE") IRA plan (the "Plan") available to companies with fewer than 100 employees. Under the Plan, the Company's employees may make annual salary reduction contributions of up to 3% ofan employee's base salary up to a maximum of $6,000 (adjusted for inflation) on a pre-tax basis. The Company will make matching contributions on behalf of employees who meet certain eligibility requirements. During the fiscal years ended June 30, 1998 and 1997, the Company contributed $22,304 and $4,491 under the Plan.

(6)      Income Taxes

   At June 30, 1998 and 1997, the Company s significant deferred tax assets and liabilities are summarized as follows:

                                            1998         1997
      Deferred tax assets:
         Net operating loss
           carryforwards               $7,999,000     7,168,000
         Allowance for doubtful
           accounts not deductible
           for tax purposes                19,000        19,000
         Oil and gas properties,
           principally due to
           differences in basis and
           depreciation and depletion   2,206,000     1,685,000
         Gross deferred tax assets     10,224,000     8,872,000

         Less valuation allowance     (10,224,000)   (8,872,000)

      Net deferred tax asset       $        -              -


         No income tax benefit has been recorded for the years ended June 30, 1998 and 1997 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

         At June 30, 1998, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $21,000,000 and $20,305,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1998 through 2013. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $3,360,000, included in the above amounts are available only to offset future taxable income of Amber and are further limited to approximately $475,000 per year, determined on a cumulative basis.

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

         Accounts Receivable Related Parties

         At June 30, 1998, the Company had $127,415 of receivables from related parties (including affiliated companies) primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing.

         Transaction with Directors

         The Company has an agreement to grant, on an annual basis, to each non-employee director options to purchase, 7,500 shares of the Company's common stock for services performed during the previous 12 months. The options are granted at an exercise price equal to 50% of the average market prices for the year in which the services are performed.

         Transactions with Other Stockholders

         The Company entered into a consulting agreement with Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle") effective December 1, 1992 which provides for a monthly fee of $10,000 for a period of five years. The Company has agreed to extend the term of the consulting agreement through December 1, 1999.

         Effective February 24, 1994, Ogle granted the Company an option to acquire working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units.
In August 1994, the Company issued a warrant to Ogle to purchase 100,000 shares of the Company's common stock for five years at a price of $8 per share in consideration of the agreement by Ogle to extend the expiration date of the option to January 3, 1995. On January 3, 1995, the Company exercised the option from Ogle to acquire the working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. Delta paid Ogle $350,000 in 1998 and 1997 and is to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. As of June 30, 1998, the Company has paid a total of $1,200,000 in minimum royalty payments. Under the terms of the agreement, the Company may reassign the working interests to Ogle upon notice of not more than 14 months nor less than 12 months, thereby releasing the Company of any further obligations to Ogle after the reassignment.

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

(8)      Commitments

         The Company rents an office in Denver under an operating lease which expires in April 2002. Rent expense, net of sublease rental income, for the years ended June 30, 1998 and 1997 was approximately $42,000 and $44,000, respectively. Future minimum payments under noncancelable operating leases are as follows:


            1999                        $  120,666
            2000                           107,958
            2001                           103,638
            2002                            82,336

(9)      Disclosures About Capitalized Costs, Cost Incurred and
Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                       June 30,        June 30,
                                         1998            1997
         Undeveloped offshore
           California properties     $6,959,830       6,959,830
         Undeveloped onshore
           domestic properties          726,127         714,605
         Developed onshore domestic
           properties                 3,369,881       3,383,523
                                     11,055,838      11,057,958
         Accumulated depreciation
           and depletion             (1,311,719)     (1,990,954)

                                     $9,744,119       9,067,004

         Cost incurred in oil and gas producing activities for the years ended June 30,1998 and 1997 are as follows:


                                          1998           1997
         Unproved property
          acquisition costs             $156,681         505,457
         Proved property
          acquisition costs               40,876         182,559
         Development costs               430,830         567,492
         Exploration costs               515,383         607,431
                                      $1,143,770       1,862,939


         Statement of Financial Accounting Standards 131 "Disclosures about segments of an enterprises and Related Information" (SFAS 131), was issued by the Financial Accounting Standards Board in June, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997.

         The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 1998 and 1997 were:

                               1998                     1997

            A                   42%                      42%
            B                    9%                      14%
            C                    -%                      13%


(10)     Information Regarding Proved Oil and Gas Reserves
(Unaudited)

         Proved Oil and Gas Reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

         (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in underlaid prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

         Proved Undeveloped Reserves - Continued.   Proved
undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

         Offshore Properties. The Company s Offshore California proved undeveloped reserves are attributable to its interests in four federal units (plus one additional lease) located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

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



A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the years ended June 30, 1998 and 1997 are as follows:


                                                 Onshore                          Offshore
                                                   GAS              OIL              GAS               OIL
                                                  (MCF)           (BBLS)            (MCF)            (BBLS)

Balance at July 1, 1997                       5,270,945         144,192        62,440,251        57,988,720

     Purchases of reserves in place             659,515          -              3,140,745         2,616,072
     Redetermination of working interest        -                -              9,288,371         8,359,569
     Extension and discoveries                  141,127           1,473           -                 -
     Revisions of quantity estimates          1,338,004          50,982         2,809,079         3,363,139
     Sales of properties                     (1,348,132)        (26,080)          -                 -
     Production                                (644,256)         (7,755)          -                 -

Balance at June 30, 1997                      5,417,203         162,812        77,678,446        72,327,500

     Purchases of reserves in place             -                -                -                 -
     Extension and discoveries                3,995,565          -                -                 -
     Revisions of quantity estimates          1,285,573          (2,364)       (3,054,652)       (3,126,362)
     Sales of properties                       (807,472)         (1,375)          -                 -
     Production                                (457,758)        (11,632)          -                 -

Balance at June 30, 1998                      9,433,111         147,441        74,623,794        69,201,138

Proved developed reserves:
   June 30, 1996                              3,146,357          47,021           -                 -
   June 30, 1997                              3,419,077          34,176           -                 -
   June 30, 1998                              3,905,228          22,273           -                 -


Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.



                                                   Offshore
                                   Onshore        California        Total


   June 30, 1997

   Future cash inflows           $13,409,182     999,632,181   1,013,041,363
   Future costs:
      Production                   4,699,867     308,000,540     312,700,407
      Development                  1,824,318     217,307,046     219,131,364
      Income taxes                   -           173,914,122     173,914,122

   Future net cash flows           6,884,997     300,410,473     307,295,470

    10% discount factor            2,565,471     256,324,479     258,889,950

   Standardized measure of
      discounted future
      net cash flows              $4,319,526      44,085,994      48,405,520


   June 30, 1998

   Future cash inflows           $21,864,136     728,472,541     750,336,677
   Future costs:
      Production                   6,341,210     284,884,479     291,225,689
      Development                  3,058,005     215,528,324     218,586,329
      Income taxes                   -            77,582,676      77,582,676

   Future net cash flows          12,464,921     150,477,062     162,941,983

    10% discount factor            5,902,279     148,080,891     153,983,170

   Standardized measure of
       discounted future
       net cash flows             $6,562,642       2,396,171       8,958,813


The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 1998 and 1997 are as follows:


                                                      1998            1997

 Beginning of year                              $48,405,520      61,344,297

 Sales of oil and gas produced during the
   period, net of production costs                 (875,564)       (966,883)
  Net change in prices and production costs     (14,528,906)    (15,964,408)
  Changes in estimated future development costs     172,879      (1,304,543)
  Purchase of reserves in place                     -             2,762,518
  Redetermination of working interest               -             7,929,906
  Extensions, discoveries and improved recovery   2,661,463         122,389
  Revisions of previous quantity estimates,
   estimated timing of development and other     (8,677,965)     (8,530,750)
  Net change in income taxes                    (22,195,961)     (2,426,782)
  Sales of reserves in place                       (843,205)       (694,654)
  Accretion of discount                           4,840,552       6,134,430

  End of year                                    $8,958,813      48,405,520


(11)     Subsequent Event

         On August 20, 1998, the Company entered into a loan agreement with an unrelated entity for $400,000. The loan bears interest at the annual rate of 10%, is due November 20, 1998 and is collateralized by all producing oil and gas properties owned by the Company. In addition to the principal and interest payment required, the Company will also pay this entity $50,000 cash or assign to it interests in various wells currently owned by Delta that have a present value of $50,000. The Company's officers have personally guaranteed this loan.