Form 10QSB
period 1998-09-30
DELTA PETROLEUM CORP/CO
filed 1998-11-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

6,015,858 shares of common stock $.01 par value were outstanding as of November 9, 1998.


                                            FORM 10-QSB
                                            1st QTR.
                                            FY 1999

                                   INDEX


PART I FINANCIAL INFORMATION


                                                            PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - September 30, 1998 and
          June 30, 1998 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three Months Ended
          September 30, 1998 and 1997 (unaudited). . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1998 and
          Three Months Ended September 30, 1998 (unaudited). .4

       Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 1998 and 1997 (unaudited). . . . . . .5

       Notes to Consolidated Financial Statements (unaudited) 6


Item 2.   Management's Discussion and Analysis
          Or Plan of Operations  . . . . . . . . . . . . . . .9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 14
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 14
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 14
Item 4.   Submission of Matters to a Vote of
          Security Holders.  . . . . . . . . . . . . . . . . 14
Item 5.   Other Information. . . . . . . . . . . . . . . . . 14
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 14


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                                 September 30,       June 30,
                                                     1998              1998

ASSETS

Current Assets:
 Cash                                              $9,417            17,135
 Trade accounts receivable,  net of
  allowance for doubtful accounts of $50,000 at
 September 30, 1998 and June 30, 1998             235,790           224,285
 Accounts receivable - related parties            216,213           127,415
 Other current assets                              10,100            10,100

        Total current assets                      471,520           378,935


Property and Equipment:
 Oil and gas properties, at cost (using
  the successful efforts method
  of accounting):
 Undeveloped offshore California properties    6,959,830         6,959,830
 Undeveloped onshore domestic properties         688,962           726,127
 Developed onshore domestic properties         3,541,974         3,369,881
 Office furniture and equipment                   80,446            80,446
                                              11,271,212        11,136,284

Less accumulated depreciation and depletion   (2,303,241)       (2,234,525)

  Net property and equipment                   8,967,971         8,901,759

    Investment in Bion Environmental
      Technologies, Inc. (Bion)                  569,130         1,069,149


                                             $10,008,621        10,349,843


                                              September  30,     June  30,
                                                  1998              1998

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
 Loan payable (Note 3)                           $450,000            -
 Accounts payable trade                           685,259           570,469
 Other accrued liabilities                         10,000            10,000
 Royalties payable                                214,614           264,320

   Total current liabilities                    1,359,873           844,789



Stockholders' Equity
 Preferred stock, $.10 par value;
   authorized 3,000,000 shares; none issued        -                 -
 Common stock, $.01 par value;
   authorized 300,000,000 shares,
   issued 5,515,858 shares at
   September 30, 1998 and
   5,513,858 shares at
   June 30, 1998                                  55,159            55,139
 Additional paid-in capital                   25,584,721        25,571,921
 Accumulated other comprehensive
   income                                          9,436           457,594
 Accumulated deficit                         (17,000,568)      (16,579,600)

  Total stockholders' equity                   8,648,748         9,505,054

  Commitments
                                             $10,008,621        10,349,843


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)




                                                     Three Months Ended
                                              September 30,    September 30,
                                                  1998             1997


Revenue:
 Oil and gas sales                                $202,479          317,206
 Gain on sale of oil and gas properties            -                236,602
 Other revenue                                      61,160           68,112

    Total revenue                                  263,639          621,920


Expenses:
 Lease operating expenses                           77,979           94,604
 Depreciation and depletion                         68,716           89,225
 Exploration expenses                               41,714           50,019
 Dry hole costs                                     97,218          -
 General and administrative                        379,146          368,661
 Stock option expense                                6,845            6,331
 Loss on sale of securities available for sal       12,989          -

    Total expenses                                 684,607          608,840


   Net income (loss)                             ($420,968)          13,080


  Basic income (loss) per common share             ($0.08)        $  *

  Weighted average number of common
             shares outstanding                 5,515,684        5,231,338

  * less than $.01 per share


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1998 and three months ended September 30, 1998


                                                                                              Additional
                                                       Common Stock                             paid-in
                                                          Shares              Amount            capital

Balance, July 1, 1997                                  5,230,631              $52,306       24,950,128

Unrealized gain on equity securities                     -                  -                  -
Stock options granted as compensation                    -                  -                   46,402
Shares issued for cash upon exercise of options          114,100                1,141          202,395
Shares issued for cash                                   156,950                1,570          348,430
Shares issued for services                                22,500                  225           64,463
Shares reacquired and retired                            (10,323)                (103)         (39,897)
Net loss                                                 -                  -                  -

Balance, June 30, 1998                                 5,513,858               55,139       25,571,921

Unrealized gain on equity securities                     -                  -                  -
Stock options granted as compensation                    -                  -                    6,845
Shares issued for cash                                     2,000                   20            5,955
Net loss                                                 -                  -                  -

Balance, September 30, 1998                            5,515,858               55,159       25,584,721


                                                        Cumulative
                                                        unrealized
                                                           gain            Accumulated
                                                          (loss)             deficit             Total

Balance, July 1, 1997                                   (213,969)         (15,617,597)       9,170,868

Unrealized gain on equity securities                     671,563            -                  671,563
Stock options granted as compensation                    -                  -                   46,402
Shares issued for cash upon exercise of options          -                  -                  203,536
Shares issued for cash                                   -                  -                  350,000
Shares issued for services                               -                  -                   64,688
Shares reacquired and retired                            -                  -                  (40,000)
Net loss                                                 -                   (962,003)        (962,003)

Balance, June 30, 1998                                   457,594          (16,579,600)       9,505,054

Unrealized gain on equity securities                    (448,158)           -                 (448,158)
Stock options granted as compensation                    -                  -                    6,845
Shares issued for cash                                   -                  -                    5,975
Net loss                                                 -                   (420,968)        (420,968)

Balance, September 30, 1998                                9,436          (17,000,568)       8,648,748


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                     Three Months Ended
                                                September 30,   September 30,
                                                      1998            1997



Net cash used in operating activities            ($239,564)      (401,898)

Cash flows from investing activities:
   Additions to property and equipment           (134,928)       (228,712)
   Proceeds from sale of securities available
      for sale                                     49,597         -
   Proceeds from sale of oil and gas properties   -               295,000
   Increase in accounts receivable from
      related parties                             (88,798)        (17,881)

Net cash provided by (used in)
     investing activities                         (174,129)         48,407

Cash flows from financing activities:
   Loan payable                                    400,000         -
   Stock issued for cash upon exercise
     of options                                    -                13,750
   Issuance of common stock for cash                 5,975         -

Net cash provided by
     financing activities                         405,975           13,750

Net decrease in cash                               (7,718)       (339,741)

Cash at beginning of period                        17,135         393,048

Cash at end of period                              $9,417          53,307


    See accompanying notes to consolidated financial  statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 1998 and 1997
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 1998, previously filed with the Securities and Exchange Commission.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective
July 1, 1998 and, accordingly, has reported accumulated other comprehensive income (loss) as a separate line item in the stockholders' equity section of its consolidated balance sheets at September 30, 1998 and June 30, 1998. The components of total comprehensive income (loss) for the periods consist of net earnings and unrealized gain (loss) on equity securities and are as follows:

                                    Three Months Ended September 30,
                                         1998                 1997

    Net income (loss)                 $(420,968)             13,080
    Other comprehensive
      net earnings (loss)              (448,158)            167,776

    Total comprehensive
      net income (loss)               $(869,126)            180,856

(2)  Investments

     The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During first quarter fiscal 1999, the Company received an additional 2,387 shares of Bion's common stock for rent provided by the Company. Also during the first quarter of fiscal 1999, the Company realized a loss on the sale of securities available for sale of $12,989.

     The cost and estimated market value of the Company's investment in Bion at September 30, 1998 and June 30, 1998 are as follows:

                                                          Estimated
                                           Unrealized      Market
                               Cost           Gain         Value

September 30, 1998         $559,694           9,436       569,149

June 30, 1998              $611,555         457,594     1,069,149


(3)  Loan Payable

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

(4)  Subsequent Events

     On October 2, 1998, the Company entered into an agreement with MDC Group, Inc. ("MDC") to provide public and broker relations. The agreement is for a period of six months and provides for the Company to issue 250,000 shares of its restricted common stock and options to purchase shares of common stock at prices ranging from $2.50 to $6.00 per share with expiration dates ranging from 90 days to one year as compensation for these services. Prior to the end of the first six month period of the Agreement, Delta may elect to extend the Agreement for an additional six month period in which event MDC will receive an additional 100,000 shares of the common stock of Delta.

     On October 12, 1998, the Company entered into an agreement with an unrelated entity to acquire two exploration licenses covering approximately 1.9 million acres in the Pavlodar region of Eastern Kazakhstan in exchange for 250,000 shares of the Company's common stock and 500,000 warrants to purchase common stock at prices ranging from $3.50 to $5.00 per share.

     On November 3, 1998, the Company entered into a letter agreement with an unrelated entity to sell its right, title and interest in 23 oil and gas wells located in Oklahoma for $1,384,000 at closing and an additional payment of approximately $83,000 on March 15, 1999.


Item 2.   Management's Discussion and Analysis or Plan of
Operations

     Liquidity and Capital Resources.

     At September 30, 1998, the Company had a working capital deficit of $888,353 compared to a working capital deficit of $465,854 at June 30, 1998.

          The Company's current assets include accounts receivable from related parties (including affiliated Companies) of $216,213 at September 30, 1998 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing. The Company's current liabilities include royalties payable of $214,614 at September 30, 1998 which represent the Company's estimate of royalties payable on production attributable to the Company's 91.68% owned subsidiary, Amber
Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     On November 3, 1998, the Company entered into a letter agreement with an unrelated entity to sell its right, title and interest in 23 oil and gas wells located in Oklahoma for $1,384,000 at closing and an additional payment of approximately $83,000 on March 15, 1999. The proceeds from the sale will be used to pay off the $400,000 loan payable and other current obligations, and the balance will be used for future drilling.

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

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses, pay off the loan payable, and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported net a net loss
for the three months ended September 30, 1998 of $420,968 compared to net income of $13,080 for the three months ended September 30, 1997. The loss during first quarter fiscal 1999 included an expense for dry holes of $97,218 During the first quarter of fiscal 1998 the Company had a gain on sale of oil and gas properties of $236,602.

     Revenue. Total revenue for the three month period ended September 30, 1998 was $263,639 compared to $621,920 for the three months ended September 30, 1997. Total revenue for the three months ended September 30, 1998 included a gain on
sale of oil and gas properties of $236,602.   Oil and gas sales
for the three months ended September 30, 1998 were $202,479 compared to $317,206 for the three months ended September 30, 1997. The Company's oil and gas sales were impacted by a decrease in both oil and gas production and prices.

     Production volumes and average prices received for the three month period ended September 30, 1998 and 1997 are as follows:

                                           Three Months Ended
                                               September 30,
                                           1998           1997

Production:
     Oil (barrels)                         1,848          1,977
     Gas (Mcfs)                           94,139        140,525

Average Price:
     Oil (per barrel)                     $11.11         $17.96
     Gas (per Mcf)                         $1.93          $2.00


     Lease Operating Expenses. Lease operating expenses were $77,979 and $94,604 for the three months ended September 30, 1998 and 1997, respectively. On a MCF equivalent basis, production expenses and taxes were $.74 and $.62, respectively, during the three months period ended September 30, 1998 and 1997. During the three months ended September 30, 1998, the Company incurred additional workover expenses compared to the same period a year ago.

     Depreciation and Depletion Expense.  Depreciation and
depletion expense for the three months ended September 30, 1998
and 1997 were $68,716 and $89,225, respectively.   On a
MCF equivalent basis, depreciation and depletion expense were $.65 and $.62 per Mcf equivalent during the three months ended September 30, 1998 and 1997, respectively.

     Exploration Expense. The Company recorded exploration expenses of $41,714 and $50,019 for the three ended September 30, 1998 and 1997, respectively. Exploration costs include delay rental payments, engineering, geological and geophysical cost incurred during the period.

     General and Administrative Expenses.   General and
administrative expenses for the three months ended September 30, 1998 were $379,146 compared to $368,661 for the three months ended September 30, 1997.

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

     No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. The exact effects upon offshore development of the adoption of any one of the scenarios are not yet capable of analysis because the study has not yet been completed and reviewed. However, the Company has evaluated its position with regard to the scenarios currently being studied with respect to properties and the results of such evaluation are set forth in its Form 10-KSB for the year ended June 30, 1998.

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

          (b) Reports on Form 8-K:
               October 16, 1998; Items 5. and 7.



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



Date: November 12, 1998


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