Form 10KSB/A
period 1998-06-30
DELTA PETROLEUM CORP/CO
filed 1998-11-25
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-KSB/A


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


                 The Index to Exhibits appears at Page 35.

                            TABLE OF CONTENTS

                                 PART I

                                                            PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           7
ITEM 3.   LEGAL PROCEEDINGS                                 23
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          23
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS                  23

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              26
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         28
ITEM 7.   FINANCIAL STATEMENTS                              33
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     33

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 33
ITEM 10.  EXECUTIVE COMPENSATION                            33
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        33
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                33
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  33


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

          The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 1998, the Company had varying interests in 96 gross (18.57 net) productive wells located in six states. The Company has undeveloped properties in five states, and interests in four federal units and one lease offshore California near Santa Barbara. The Company operates 24 of the wells and the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 1998, the Company estimated proved reserves attributable to its onshore properties to be approximately 147,000 Bbls of oil and 9.44 Bcf of gas, of which approximately 22,000 Bbls of oil and 3.91 Bcf of gas were proved developed reserves. At June 30, 1998, the Company estimated proved undeveloped reserves attributable to its offshore California properties to be approximately 69,200,000 Bbls of oil and 74.6 Bcf of gas. There are uncertainties as to the timing of the development of the offshore properties. (See "Description of Property;" Item 2 herein.)

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

          (9)  Government Regulation of the Oil and Gas Industry.

               General.

     Delta's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on Delta's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to Delta, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     Delta believes that its operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

     Environmental Regulation.

     Together with other companies in the industries in which it operates, the Company's operations are subject to numerous federal, state, and local environmental laws and regulations concerning its oil and gas operations, products and other activities. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

     Governmental approvals and permits are currently, and may in the future be, required in connection with the Company's operations. The duration and success of obtaining such approvals are contingent upon many variables, many of which are not within the Company's control. To the extent such approvals are required and not obtained, operations may be delayed or curtailed, or the Company may be prohibited from proceeding with planned exploration or operation of facilities.

     Environmental laws and regulations are expected to have an increasing impact on the Company's operations, although it is impossible to predict accurately the effect of future developments in such laws and regulations on the Company's future earnings and operations. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs and liabilities will not be incurred. However, the Company does not currently expect any material adverse effect upon its results of operations or financial position as a result of compliance with such laws and regulations.

     Although future environmental obligations are not expected to have a material adverse effect on the results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur substantial environmental liabilities or costs.

     Hazardous Substances and Waste Disposal.

     Delta currently owns or leases interests in numerous properties that have been used for many years for natural gas and crude oil production. Although the operator of such properties may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, some of these properties have been operated by third parties over whom the Company had no control. The U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting the Company's operations impose clean-up liability regarding petroleum and petroleum related products. In addition, although RCRA currently classifies certain exploration and production wastes as "nonhazardous," such wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. If such a change in legislation were to be enacted, it could have a significant impact on the Company's operating costs, as well as the gas and oil industry in general.

     Oil Spills.

     Under the Federal Oil Pollution Act of 1990, as amended ("OPA"), (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or wilful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances.

     In addition, with respect to certain offshore facilities, OPA requires evidence of financial responsibility in an amount of up to $150 million. Tank vessels must provide such evidence in an amount based on the gross tonnage of the vessel. Failure to comply with these requirements or failure to cooperate during a spill event may subject a Responsible Party to civil or criminal enforcement actions and penalties.

     Offshore Production.

     Offshore oil and gas operations in U.S. waters are subject to regulations of the United States Department of the Interior which currently impose strict liability upon the lessee under a Federal lease for the cost of clean-up of pollution resulting from the lessee's operations, and such lessee could be subject to possible liability for pollution damages. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under Federal leases to suspend or cease operations in the affected areas.

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

          Principal Properties.

          The following is a brief description of Delta's principal properties:

          Onshore:

          California: Sacramento Basin Area

          The Company is participating in three 3-D seismic survey programs located in Colusa and Yolo counties in the Sacramento Basin in California with interests ranging from 12% to 15%. The Company sold its interest in a fourth such survey in the area in March of 1998. These programs are operated by Slawson Exploration Company, Inc. The program areas contain approximately 90 square miles in the aggregate upon which the Company has participated in the costs of collecting and processing 3-D seismic data, acquiring leases and drilling wells upon these leases. As of September 23, 1998 leases or options to lease have been acquired within the program areas totaling approximately 22,000 gross acres. Seismic information has been gathered, processed and interpreted on all three surveys. Processing and interpretation of the 90 square miles of seismic information which has already been run in these areas has revealed approximately 41 drillable prospects. Wells are being drilled on these prospects to test the Forbes, Starkey and Winters gas formations at depths ranging from 3,000 to 8,000 feet and are expected to cost about $450,000 per well to drill and complete. The Company has the right to participate with a 12% to 15% working interest in the wells to be drilled on the prospects revealed by the 3-D seismic evaluations. As of September 23, 1998, 11 wells have been drilled and casing has been run on six of these. The Company expects to participate in the drilling of an additional nine wells during the remainder of fiscal 1999 assuming the Company has adequate funds. The area appears to have adequate markets for the volumes of natural gas that are projected from the drilling activity in the area.

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

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decision makers and the industry as the proper course of action for development, the Company's offshore California properties would in all likelihood have little or no value.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decision makers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

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

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decision makers and the industry as the proper course of action for development, the Company's offshore California properties would in all likelihood have little or no value.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decision makers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

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

          Based on prices of $9.11 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's aggregate working interests in these properties had a pre-tax present value (discounted at 10%) of approximately $7,185,000 as of July 1, 1998 according to a reserve report issued by Forrest A. Garb & Associates ("Garb"), an independent petroleum engineering firm in Dallas, Texas. According to Garb's report, Delta's Offshore California reserves from these units totaled approximately 69,201,000 Bbls of oil and 74.6 Bcf of gas for an aggregate equivalent of 81,638,000 BOE.

     Cost to Develop Offshore California Properties. The cost to develop all of the offshore California properties in which Delta owns an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be slightly in excess of $3 billion. The Company's share of such costs over the life of the properties is estimated to be $216,000,000. Although the revenues that are forecasted to be generated by production from the properties are generally expected to exceed expenses and should therefore be available to pay development costs, Delta anticipates (based upon current costs and petroleum prices) that during approximately the first seven years of development, its share of expenses will exceed revenues by an estimated aggregate of nearly $120 million.

     Not all of this nearly $120 million, however, will be required to be expended by Delta at any one time. Instead, these costs will be incurred over a significant period of time after development has commenced and while production is being established. Based upon current costs and petroleum prices, Delta presently anticipates that expenses will exceed revenues by approximately $1 million during the first year of development, $4 million during the second year, $17 million during the third year, $22 million during the fourth year, $45 million during the fifth year, $23 million during the sixth year and $7 million during the seventh year. After the seventh year, it is currently anticipated that production revenues generated from the properties (net of operating expenses) will be sufficient to cover all of the remaining development costs.

     To the extent that Delta does not have sufficient cash available to pay its share of these expenses when they become payable under the respective operating agreements, it will be necessary for Delta to seek funding from outside sources. Likely potential sources for such funding are currently anticipated to include (a) public and private sales of Delta Common Stock (which may result in substantial ownership dilution to existing shareholders), (b) bank debt from one or more commercial oil and gas lenders, (c) the sale of debt instruments to investors, (d) entering into farm-out arrangements with respect to one or more of Delta's interests in the properties whereby the recipient of the farm-out would pay the full amount of Delta's share of expenses and Delta would retain a carried ownership interest (which would result in a substantial diminution of Delta's ownership interest in the farmed-out properties), (e) entering into one or more joint venture relationships with industry partners, (f) entering into financing relationships with one or more industry partners, and (g) the sale of some or all of Delta's interests in the properties.

     It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that Delta will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of Delta's small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, Delta will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of Delta's assets (including its offshore California properties), reduce its ownership interest in the properties through sales of interests in the property or as the result of farm-outs, industry financing arrangements or other partnership or joint venture relationships, or to enter into transactions which will result in some combination of the foregoing. In the event that Delta is not able to pay its share of expenses as a working interest owner as required by the respective operating agreements, it is possible that Delta might lose some portion of its ownership interest in the properties under some circumstances, or that Delta might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

     While the cost to develop the offshore California properties in which Delta owns an interest willbe substantial in relation to Delta's small size, management believes that the opportunities for Delta to increase its asset bease and ultimately improve its cash flow are also substantial in relation to its size. Although there are several factors tobe considered in connection with Delta's plans to obtain funding ffrom outside sources as necessary to pay its proportionate share of the costs associated with developing its offshore properties (not the least of which is the possibility that prices for petroleum products could continue to decline in the future to a point at which development of the properties is no longer economically feasible), management believes that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

     To the extent that prices for petroleum products decline further from their current near historic lows, it is likely that development efforts will proceed at a slower pace to the end that costs will be incurred over a more extended period of time. In the event that petroleum prices increase, however, management believes that development efforts will intensify. Delta's ability to successfully negotiate financing to pay its share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.

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

                Oil (1)               Gas               Developed Acres
           Gross(2)  Net(3)     Gross(2)  Net(3)       Gross(2)   Net(3)

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

     Jerrie F. Eckelberger, age 54, is an investor, real
estate developer and attorney who has practiced law in the State of Colorado for 26 years. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office
in Colorado.   From 1982 to 1992 Mr. Eckelberger was the senior
partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. In 1992, Mr. Eckelberger founded Eckelberger & Associates of which he is still the principal member. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. Since March, 1996, Mr. Eckelberger has acted as President and Chief Executive Officer of 1998,
Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing Member of the Woods at Pole Creek, a Colorado limited liability company specializing in real estate development.


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

             On December 23, 1997, the Company completed a sale of 156,950 shares of the Company's Common stock to Evergreen
Resources, Inc., another oil and gas company, for net proceeds to the Company of $350,000.

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

         On December 23, 1997, the Company completed a sale of 156,950 shares of the Company s Common stock to Evergreen
Resources, Inc., another oil and gas company, for net proceeds to the Company of $350,000.

         In a series of transactions during the year ended June
30, 1997, 160 shares Series C Convertible Preferred stock were converted into 396,601 shares of the Company's common stock.

         The Company received the proceeds from the exercise of options to purchase shares of its common stock of $203,536 and $760,844 during the years ended June 30, 1998 and 1997, respectively.

           On August 20, 1998, the Company entered into a loan agreement with Labyrinth Enterprises, L.L.C., an unrelated
entity, for $400,000.      The loan bears interest at the annual
rate of 10%, is due November 20, 1998 and is collateralized by all producing oil and gas properties owned by the Company. In addition to the principal and interest payment required, the Company will also pay this entity $50,000 cash or assign to it interests in various wells currently owned by Delta that have a present value of $50,000. The Company's officers have personally guaranteed this loan.

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


By (Signature and Title)                s/Aleron H. Larson, Jr.
                                Aleron H. Larson, Jr., Director

Date                                      11/20/98


By (Signature and Title)                s/Roger A. Parker
                                 Roger A. Parker, Director

Date                                       11/20/98


By (Signature and Title)                 s/Terry D. Enright
                                  Terry D. Enright, Director

Date                                        11/20/98


By (Signature and Title)                 s/Jerrie F. Eckelberger
                                  Jerrie F. Eckelberger, Director

Date                                        11/20/98


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

10.12    Copies of Aleron H. Larson, Jr. and Roger A. Parker
Employment Agreements, filed previously on Form 10-KSB for the fiscal year ended June 30, 1998.

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

10.22    Option and First Right of Refusal between Evergreen
Resources, Inc., and Delta Petroleum Corporation dated December
23, 1997, filed previously on Form 10-KSB for the fiscal year ended June 30, 1998.

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

(21)     Subsidiaries of the Registrant. Not applicable.

(22)     Published Report Regarding Matters Submitted to Vote of
Security Holders. Not applicable.

(23)     Consent of Experts and Counsel.

         23.1 Consent of KPMG Peat Marwick LLP, filed herewith electronically.

(24)     Power of Attorney.  Not applicable.

(27) Financial Data Schedule. Filed previously on Form 10-KSB for the fiscal year ended June 30, 1998.

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


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1998 and 1997


                                                                                                                     Additional
                                                  Preferred Stock               Common Stock                           paid-in
                                                     Shares         Amount         Shares            Amount            capital

Balance, July 1, 1996                                     160            $16        4,488,283            44,882        21,299,784

Unrealized gain on equity securities                   -              -               -                 -                 -
Stock options granted as compensation                  -              -               -                 -                  40,469
Preferred stock converted into common stock              (160)           (16)         396,601             3,966            (3,950)
Shares issued for cash upon exercise of options        -              -               186,700             1,867           758,977
Shares issued for undeveloped oil and gas properti     -              -                63,000               630           172,620
Shares issued for developed oil and gas properties     -              -                   500                 5             1,604
Shares issued for services                             -              -                 7,500                75            29,925
Amortization of consulting expense                     -              -               -                 -                 -
Shares reacquired and retired                          -              -                (4,070)              (40)          (18,022)
UFG settlement                                         -              -                92,117               921         2,668,721
Net loss                                               -              -               -                 -                 -

Balance, June 30, 1997                                 -              -             5,230,631            52,306        24,950,128

Unrealized gain on equity securities                   -              -               -                 -                 -
Stock options granted as compensation                  -              -               -                 -                  46,402
Shares issued for cash upon exercise of options        -              -               114,100             1,141           202,395
Shares issued for cash                                 -              -               156,950             1,570           348,430
Shares issued for services                             -              -                22,500               225            64,463
Shares reacquired and retired                          -              -               (10,323)             (103)          (39,897)
Net loss                                               -              -               -                 -                 -

Balance, June 30, 1998                                 -             $              5,513,858            55,139        25,571,921


                                                                  Cumulative
                                                  Unamortized     unrealized
                                                   consulting       gain         Accumulated
                                                    expense         (loss)         deficit            Total

Balance, July 1, 1996                                (105,000)      (255,184)     (13,160,590)        7,823,908

Unrealized gain on equity securities                   -              41,215          -                  41,215
Stock options granted as compensation                  -              -               -                  40,469
Preferred stock converted into common stock            -              -               -                 -
Shares issued for cash upon exercise of options        -              -               -                 760,844
Shares issued for undeveloped oil and gas properti     -              -               -                 173,250
Shares issued for developed oil and gas properties     -              -               -                   1,609
Shares issued for services                             -              -               -                  30,000
Amortization of consulting expense                    105,000         -               -                 105,000
Shares reacquired and retired                          -              -               -                 (18,062)
UFG settlement                                         -              -               -               2,669,642
Net loss                                               -              -            (2,457,007)       (2,457,007)

Balance, June 30, 1997                                 -            (213,969)     (15,617,597)        9,170,868

Unrealized gain on equity securities                   -             671,563          -                 671,563
Stock options granted as compensation                  -              -               -                  46,402
Shares issued for cash upon exercise of options        -              -               -                 203,536
Shares issued for cash                                 -              -               -                 350,000
Shares issued for services                             -              -               -                  64,688
Shares reacquired and retired                          -              -               -                 (40,000)
Net loss                                               -              -              (962,003)         (962,003)

Balance, June 30, 1998                                 -             457,594      (16,579,600)        9,505,054



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

(3) Note Payable by UFG

    Prior to fiscal 1997, Delta had recorded a note payable ("Note") to Snyder Oil Corporation ( SOCO ) by Underwriters
Financial Group, Inc., ( UFG ), the Company's former parent. The Company recorded a liability for the note upon the transfer by
UFG (subject to the Note) of the common stock of Amber to the
Company in 1992.   Although the Note was an obligation of UFG,
the Company recorded a liability for the Note since a portion of the common shares of Amber owned by the Company were pledged to secure the Note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the Note.

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

                               Weighted-Average            Weighted-Average
                                   Exercise                    Exercise
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

                                            Weighted-
                                             Average
                                Weighted-  Remaining                Weighted-
Exercise                        Average    Contractual              Average
Price                Options    Exercise     Life      Exercisable  Exercise
Range              Outstanding  Price     (in years)    Options     Price

$1.25 - $3.25      1,022,977    $1.64        7.7        992,977      $1.64
$3.25 - $9.75        140,000     6.74        7.5        140,000       6.74
                   1,162,977    $2.25        7.6      1,132,977      $2.27


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





    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Notes to Consolidated Financial Statements


(10) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued


A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the years ended June 30, 1998 and 1997 are as follows:


                                                 Onshore                          Offshore
                                                   GAS              OIL              GAS               OIL
                                                  (MCF)           (BBLS)            (MCF)            (BBLS)

Balance at July 1, 1996                       5,270,945         144,192        62,440,251        57,988,720

     Purchases of reserves in place             659,515          -              3,140,745         2,616,072
     Redetermination of working interest        -                -              9,288,371         8,359,569
     Extension and discoveries                  141,127           1,473           -                 -
     Revisions of quantity estimates          1,338,004          50,982         2,809,079         3,363,139
     Sales of properties                     (1,348,132)        (26,080)          -                 -
     Production                                (644,256)         (7,755)          -                 -

Balance at June 30, 1997                      5,417,203         162,812        77,678,446        72,327,500

     Purchases of reserves in place             -                -                -                 -
     Extension and discoveries                3,995,565          -                -                 -
     Revisions of quantity estimates          1,285,573          (2,364)       (3,054,652)       (3,126,362)
     Sales of properties                       (807,472)         (1,375)          -                 -
     Production                                (457,758)        (11,632)          -                 -

Balance at June 30, 1998                      9,433,111         147,441        74,623,794        69,201,138

Proved developed reserves:
   June 30, 1996                              3,146,357          47,021           -                 -
   June 30, 1997                              3,419,077          34,176           -                 -
   June 30, 1998                              3,905,228          22,273           -                 -


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued


(10) Information Regarding Proved Oil and Gas Reserves (Unaudited) -Continued

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