Form 10QSB/A
period 1998-09-30
DELTA PETROLEUM CORP/CO
filed 1998-12-29
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB/A

                               AMENDMENT NO. 1
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


     Year 2000

     The Company has completed a review of its computer system and applications (which began in fiscal 1997) to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     On the basis of its review, the Company currently believes that the Year 2000 issue will not pose material operational problems for the Company and that it is adequately prepared for the Year 2000. To the Company's knowledge after investigation, no "embedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 concern.

     Because the Company believes that it has no material internal Year 2000 problems, the Company has not and does not expect to expend a significant amount of funds to address Year 2000 issues. It is Company policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Company.

     In addition to the foregoing, the Company has contacted its major vendors and has received either oral or written asurances from its major vendors or has reviewed assurances contained on vendors' web sites that they have no material Year 2000 problems. The Company believes that its vendors are largely fungible; therefore, in the event a vendor's representations regarding its Year 2000 compliance were untrue for any reason, the Company believes that it could find adequate Year 2000-compliant vendors as substitutes.

     The Company has also received either oral or written assurances from its customers or has reviewed assurances contained on its customers' web sites that they have no Year 2000 problems which would materially adversely affect the business or operations of the Company.

     The information contained in this Year 2000 discussion is forward-looking and involves risks and uncertainties that may cause actual results to vary materially from those projected. Some factors that could significantly impact Delta's expected Year 2000 compliance and the estimated cost thereof include internal computer hardware or software problems which have not as yet been identified by Delta, and currently undisclosed and unanticipated problems which may be encountered by third parties with whom Delta has business relationships.

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



Date:    December 29, 1998


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