Form 10QSB
period 1998-12-31
DELTA PETROLEUM CORP/CO
filed 1999-02-16
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

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

5,775,858 shares of common stock $.01 par value were outstanding as of February 8, 1999.

                                                                FORM 10-QSB
                                                                   2nd QTR.
                                                                    FY 1999

                                   INDEX

PART I FINANCIAL INFORMATION
                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - December 31, 1998 and
          June 30, 1998 (unaudited). . . . . . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 1998 and 1997 (unaudited) . . . . . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1998 and
          Six Months Ended December 31, 1998 (unaudited) . . . . . . .5

       Consolidated Statements of Cash Flows -
          Three and Six Months Ended
          December 31, 1998 and 1997 (unaudited) . . . . . . . . . . .6

       Notes to Consolidated Financial Statements (unaudited). . . .  7

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
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . 17
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 17


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                                December 31,        June 30,
                                                  1998              1998

ASSETS

Current Assets:
 Cash                                            $523,474            17,135
 Trade accounts receivable,  net of
  allowance for doubtful accounts of $50,000 at
  December 31, 1998 and June 30, 1998             206,655           224,285
  Accounts receivable - related parties           153,832           127,415
  Other current assets                             10,100            10,100

     Total current assets                         894,061           378,935


Property and Equipment:
 Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
Undeveloped offshore California properties     6,959,830         6,959,830
Undeveloped onshore domestic properties          675,299           726,127
Undeveloped foreign properties                   623,920            -
Developed onshore domestic properties          2,237,363         3,369,881
Office furniture and equipment                    81,069            80,446
                                              10,577,481        11,136,284

Less accumulated depreciation and depletion   (1,411,563)       (2,234,525)

  Net property and equipment                   9,165,918         8,901,759

Investment in Bion Environmental
  Technologies, Inc. (Bion)                      437,658         1,069,149

                                             $10,497,637        10,349,843



                                             December 31,        June  30,
                                                1998              1998

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
 Accounts payable trade                        $516,171           570,469
 Other accrued liabilities                       40,381            10,000
 Royalties payable                              164,907           264,320

   Total current liabilities                    721,459           844,789

Stockholders' Equity
 Preferred stock, $.10 par value;
   authorized 3,000,000 shares;
    none issued                                   -                 -
 Common stock, $.01 par value;
   authorized 300,000,000 shares,
    issued 5,775,858
   shares at December 31, 1998
    and 5,513,858
    shares at June 30, 1998                     57,759            55,139
 Additional paid-in capital                 26,243,621        25,571,921
 Accumulated comprehensive
   income (loss)                              (101,467)          457,594
 Accumulated deficit                       (16,423,735)      (16,579,600)

   Total stockholders' equity                9,776,178         9,505,054

Commitments
                                           $10,497,637        10,349,843


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)




                                                  Three Months Ended
                                              December 31,     December 31,
                                                 1998             1997


Revenue:
 Oil and gas sales                                $104,427          476,055
 Gain on sale of oil and gas properties            957,147          197,542
 Other revenue                                      60,580           73,766

    Total revenue                                1,122,154          747,363


Expenses:
 Lease operating expenses                           47,115           94,632
 Depreciation and depletion                         24,810           63,446
 Exploration expenses                               14,578          176,423
 Dry hole costs                                    122,489          -
 General and administrative                        305,446          390,729
 Stock option expense                               21,830            5,478
 Realized loss on sale of securities                 9,053          -

    Total expenses                                 545,321          730,708


   Net income                                     $576,833           16,655

Net income per common share:
   Basic                                             $0.10           *

   Diluted                                           $0.09           *

      * less than $.01 per common share


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)



                                                  Six Months Ended
                                             December 31,     December 31,
                                                1998             1997


Revenue:
 Oil and gas sales                                $306,906          793,261
 Gain on sale of oil and gas properties            957,147          434,144
 Other revenue                                     121,740          141,878

    Total revenue                                1,385,793        1,369,283


Expenses:
 Lease operating expenses                          125,094          189,236
 Depreciation and depletion                         93,526          152,671
 Exploration expenses                               56,292          226,442
 Dry hole costs                                    219,707          -
 General and administrative                        674,592          759,390
 Stock option expense                               28,675           11,809
 Realized loss on sale of securities                22,042          -
 Interest expense                                   10,000          -

    Total expenses                               1,229,928        1,339,548


   Net income                                     $155,865           29,735


Net income per common share:
   Basic                                             $0.03             0.01

   Diluted                                           $0.02             0.01


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1998 and six months ended December 31, 1998


                                                                                           Additional
                                                       Common Stock                          paid-in
                                                          Shares            Amount           capital

Balance, July 1, 1997                                  5,230,631           $52,306       24,950,128

Unrealized gain on equity securities                     -                 -                -
Stock options granted as compensation                    -                 -                 46,402
Shares issued for cash upon exercise of options          114,100             1,141          202,395
Shares issued for cash                                   156,950             1,570          348,430
Shares issued for services                                22,500               225           64,463
Shares reacquired and retired                            (10,323)             (103)         (39,897)
Net loss                                                 -                 -                -

Balance, June 30, 1998                                 5,513,858            55,139       25,571,921

Unrealized loss on equity securities                     -                 -                -
Stock options granted as compensation                    -                 -                 28,675
Shares issued for cash                                     2,000                20            5,955
Shares issued for services                                10,000               100           15,650
Shares issued for properties                             250,000             2,500          621,420
Net income                                               -                 -                -

Balance, December 31, 1998                             5,775,858            57,759       26,243,621

                                                        Accumulated
                                                       comprehensive
                                                          income          Accumulated
                                                          (loss)            deficit           Total

Balance, July 1, 1997                                   (213,969)      (15,617,597)       9,170,868

Unrealized gain on equity securities                     671,563           -                671,563
Stock options granted as compensation                    -                 -                 46,402
Shares issued for cash upon exercise of options          -                 -                203,536
Shares issued for cash                                   -                 -                350,000
Shares issued for services                               -                 -                 64,688
Shares reacquired and retired                            -                 -                (40,000)
Net loss                                                 -                (962,003)        (962,003)

Balance, June 30, 1998                                   457,594       (16,579,600)       9,505,054

Unrealized loss on equity securities                    (559,061)          -               (559,061)
Stock options granted as compensation                    -                 -                 28,675
Shares issued for cash                                   -                 -                  5,975
Shares issued for services                               -                 -                 15,750
Shares issued for properties                             -                 -                623,920
Net income                                               -                 155,865          155,865

Balance, December 31, 1998                              (101,467)      (16,423,735)       9,776,178



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                    Six Months Ended
                                               December 31,    December 31,
                                                      1998            1997



Net cash used in operating activities            ($768,483)       (548,556)

Cash flows from investing activities:
    Additions to property and equipment           (160,573)       (509,751)
    Proceeds from sale of oil and
            gas properties                       1,384,000         663,000
    Proceeds from sale of securities available      71,837          46,532
    Increase in accounts receivable from
                   related parties                 (26,417)        (24,175)

Net cash provided by investing activities        1,268,847         175,606

Cash flows from financing activities:
    Issuance of common stock for cash                5,975         350,000
    Stock issued for cash upon exercise of options      -           13,750

Net cash provided by financing activities            5,975         363,750

Net increase (decrease) in cash                    506,339          (9,200)

Cash at beginning of period                         17,135         393,048

Cash at end of period                             $523,474         383,848

Supplemental cashflow information:
Cash paid during the period for interest           $10,000           3,633

Non-cash financing activity:
  Common stock issued for undeveloped foreign     $623,920         -

    See accompanying notes to consolidated financial  statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 1998 and 1997
(Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB/A for the year ended June 30, 1998, previously filed with the Securities and Exchange Commission.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective July 1, 1998 and, accordingly, has reported accumulated other comprehensive income (loss) as a separate line item in the stockholders' equity section of its consolidated balance sheets at December 31, 1998 and June 30, 1998. The components of total comprehensive income (loss) for the periods consist of net earnings and unrealized gain (loss) on equity securities and are as follows:


                       Three Months Ended           Six Months Ended
                           December 31,               December 31,
                         1998       1997           1998         1997

Net income (loss)     $576,833     16,655         (155,865)      29,735

Other comprehensive
income (loss)         (110,903)   590,232          559,061      758,008

Total comprehensive
income income
(loss)                $465,930    606,887          403,196      787,743

(2)  Investments

     The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the six months ended December 31, 1998, the Company received an additional 5,609 shares of Bion's common stock for rent provided by the Company. Also during the six months ended December 31, 1998, the Company realized a loss on the sale of securities available for sale of $22,042.

     The cost and estimated market value of the Company's investment in Bion at December 31, 1998 and June 30, 1998 are as follows:


                                                        Estimated
                                     Unrealized          Market
                         Cost        Gain (loss)          Value

December 31, 1998      $539,125        (101,467)         437,658

June 30, 1998          $611,555         457,594        1,069,149


(3)  Oil and Gas Properties

     On October 12, 1998, the Company entered into an agreement with an unrelated entity to acquire two exploration licenses covering approximately 1.9 million acres in the Pavlodar region of Eastern Kazakhstan in exchange for 250,000 shares of the Company's common stock and 500,000 warrants to purchase common stock at prices ranging from $3.50 to $5.00 per share.

     On November 16, 1998, the Company completed the sale of 23 oil and gas wells located in the Anadarko Basin of Oklahoma for $1,384,000 to an unrelated entity.

(4)  Loan Payable

     On August 20, 1998, the Company entered into a loan agreement with an unrelated entity for $400,000 which was due and paid by November 20, 1998 and was collateralized by all producing oil and gas properties owned by the Company. Interest on the loan was payable at an annual rate of 10%. In addition to the principal and interest payment required, the Company also paid this entity a $50,000 fee.

(5)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                      Three Months Ended          Six Months Ended
                         December 31,                December 31,
                       1998         1997          1998          1997

Numerator:
 Numerator for basic
  and diluted
   earnings per share
  - income available
   to common
   stockholders       $576,833      16,655        155,865       29,735

Denominator:
 Denominator for
  basis earnings
   per share -
   weighted average
   shares            5,763,071    5,283,566     5,643,148    5,257,452
 Effect of dilutive
  securities
    Stock options      789,451      546,198       871,993      584,304

 Denominator for
   diluted
   earnings per
   common share -
   adjusted weighted
   average
   shares assuming
   conversion        6,552,522     5,829,764    6,515,141    5,841,756

Basic earnings
 per common share         $.10           *            .03         .01

Diluted earnings
 per common share         $.09           *            .02         .01


*less than $.01 per common share


(6)       Subsequent Event

          On January 1, 1999, the Company completed a sale of 194,444 shares of the Company's common stock to Evergreen
Resources, Inc. for net proceeds to the Company of $350,000.

Item 2.   Management's Discussion and Analysis or Plan of
Operations

          Liquidity and Capital Resources.

          At December 31, 1998, the Company had working capital of $172,601 compared to a working capital deficit of $465,854 at June 30, 1998. On January 1, 1999, the Company completed a sale of 194,444 shares of the Company's common stock to Evergreen Resources, Inc. for net proceeds to the Company of $350,000.

               The Company's current assets include accounts receivable from related parties (including affiliated companies) of $153,832 at December 31, 1998 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing. The
Company's current liabilities include royalties payable of $164,907 at December 31, 1998 which represent the Company's estimate of royalties payable on production attributable to the Company's 91.68% owned subsidiary, Amber Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The
Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

               On August 20, 1998, the Company entered into a loan agreement with an unrelated entity for $400,000 which was due and paid by November 20, 1998 and was collateralized by all producing oil and gas properties owned by the Company and personally guaranteed by the Company's officers. Interest on the loan was payable at an annual rate of 10%. In addition to the principal and interest payment required, the Company also paid this entity a $50,000 fee.

          The Company expects to raise additional capital by selling its common stock in order to fund its capital requirements for its portion of the costs of the drilling and completion of development wells on its proved undeveloped properties during the next twelve months. There is no assurance that it will be able to do so or that it will be able to do so upon terms that are acceptable. The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its operations and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

          After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses, pay off the loan payable, and satisfy its other current liabilities over the next year or longer.

          Results of Operations

          Net Earnings (Loss).   The Company reported net
earnings for the three and six months ended December 31, 1998 of $576,833 and $155,865 compared to net earnings of $16,655 and $29,735 for the three and six months ended December 31, 1997, respectively.

          Revenue. Total revenue for the three and six months ended December 31, 1998 were $1,122,154 and $1,385,793 compared to $747,363 and $1,369,283 for the three and six months
ended December 31, 1997, respectively.   Oil and gas sales for
the three and six months ended December 31, 1998 were $104,427 and $306,906 compared to $476,055 and $793,261 for the three and six months ended December 31, 1997, respectively. The Company's oil and gas sales decreased as a result of the sale of certain oil and gas properties.

          Production volumes and average prices received for the three month period ended December 31, 1998 and 1997 are as follows:

                   Three Months Ended              Six Months Ended
                       December 31,                  December 31,
                      1998        1997             1998         1997
Production:
 Oil (barrels)         358        6,567            2,206        8,544
 Gas (Mcfs)         50,431      123,937          144,570      262,462
Average Price:
 Oil (per barrel)   $11.47       $17.94           $11.17       $17.94
 Gas (per Mcf)      $ 1.99        $2.89            $1.95        $2.42

     Lease Operating Expenses. Lease operating expenses were $47,115 and $125,094 for the three and six months ended December
31, 1998 and $94,632 and $189,236 for the three and
six months ended December 31, 1997, respectively. On a Mcf equivalent basis, lease operating expenses were $.90 and $.79, respectively, per Mcf equivalent during the three and six months ended December 31, 1998 compared to $.60 and $.60, respectively, per Mcf equivalent for the same periods in 1997. The decrease in lease operating expense can be attributed to the sale of certain oil and gas properties.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 1998 were $24,810 and $93,526 compared to $63,446 and
$152,671 for the same period in 1997.   On a Mcf equivalent
basis, depreciation and depletion expense were $.47 and $.59, respectively, per Mcf equivalent during the three and six months ended December 31, 1998 compared to $.39 and $.48, respectively, per Mcf equivalent for the same periods in 1997. The decrease in depreciation and depletion expense can be attributable to the sale of certain oil and gas properties during the second quarter of fiscal 1999.

     Exploration Expenses.   The Company recorded exploration
expenses of $14,578 and $56,292 for the three and six months ended December 31, 1998 compared to $176,423 and $226,442 for the same period in 1997. Exploration costs during fiscal 1997 were attributed to the Company's participation in the shooting of 3-D seismic on prospects in the Sacramento Basin in Northern California.

     Dry Hole Costs. The company recorded dry hole costs of $122,489 and $219,707 relating to six dry holes during the six months ended December 31, 1998.

     General and Administrative Expenses.   General and
administrative expenses for the three and six months ended
December 31, 1998 were $305,446 and $674,592 compared to $390,729 and $759,390 for the same periods in 1997. General and administrative expenses for the six months ended December 31, 1998 decreased from the prior year as a result of a decrease in salaries and public relation expenses.

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

     These units have been formally approved and are regulated by the MMS. While the Federal Government has recently attempted to expedite the process of obtaining permits and authorizations necessary to develop the properties, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will generally not control the timing of either the development of the properties or the expenditures for development unless Delta chooses to unilaterally propose the drilling of wells under the relevant operating agreements. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. It is anticipated that, based upon discussions with appropriate governmental agencies, development of the subject leases will require from three to five years for permitting. Because of the substantial reserves contained in the projects, it is generally accepted that they will be developed; however, the time required to complete development may be from five to ten years. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

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

     No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. The exact effects upon offshore development of the adoption of any one of the scenarios are not yet capable of analysis because the study has not yet been completed and reviewed. However, the Company has evaluated its position with regard to the scenarios currently being studied with respect to properties and the results of such evaluation are set forth in its Form 10-KSB/A for the year ended June 30, 1998.

     Current Status. On November 5, 1996, the MMS directed a Suspension of Operations for the POCS Non-Producing Leases and Units, pursuant to CFR 250.10(b)(4), extending the existing Suspension of Operations ("SOO") from January 1, 1997 until December 31, 1998. This action permitted unit owners to cease paying lease payments to the Federal government and suspended the requirements relating to development of the leases during this period. The directive cited the fact that the MMS had requested in 1992 that the lease owners participate in what became known as the COOGER (California Offshore Oil and Gas Energy Resources) Study and during the term of the Study that the leases would be held under a SOO.

     The MMS issued a second letter on December 24, 1996 with the intent to notify all lease owners of the course of action to be followed by the lease and unit operators prior to the
expiration of the SOO.   In another letter, on December 3, 1998,
(which superceded a September 17, 1998 MMS letter) the MMS informed all owners and operators that due to delays in the COOGER Study, the SOO's on the units would be extended through the second quarter of 1999 and revised the dates for actions required by the previous letters. During the first half of 1999 each operator is to meet with the MMS to discuss conceptual plans that will lead to eventual development. By May 15, 1999, each operator has been directed to submit what the MMS has termed "Schedule of Events" for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease Suspension of Operations and unit Schedule of Events, when approved by the MMS, will go into effect on July 1, 1999.

     In order to carry out the requirements of the December 24, 1996 and December 3, 1998 MMS letters, all operators of the units in which the Company owns non-operating interests
(described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans.
The Company is participating with the operators in meeting the MMS schedules through meetings, and consultations and is sharing in the costs as invoiced by the operators.

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

     On the basis of its review, the Company currently believes that the Year 2000 issue will not pose material operational problems for the Company. To the Company's knowledge after investigation, no "embedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 concern.

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

     In addition to the foregoing, the Company has contacted its major vendors and has received either oral or written assurances from its major vendors or has reviewed assurances contained on vendors' web sites that they have no material Year 2000 problems. The Company believes that its vendors are largely fungible; therefore, in the event a vendor's representations regarding its Year 2000 compliance were untrue for any reason, the Company believes that it could find adequate Year 2000-compliant vendors as substitutes.

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

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits.
               27.  Financial Data Schedule.
               99.1 Agreement between Evergreen and Delta
               Petroleum Corporation effective January 1, 1999.
               99.2 Agreement between Burdette A. Ogle and Delta
               Petroleum Corporation effective December 17, 1998.

          (b) Reports on Form 8-K:
               November 23, 1998; Items 2., 5. and 7.



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



Date: February 10, 1999

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

(22) Published Report Regarding Matters Submitted to Vote of
Security Holders. Not applicable.

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule. Filed herewith electronically.

(99) Additional Exhibits.
     99.1 Agreement between Evergreen and Delta Petroleum
     Corporation effective January 1, 1999.
     99.2 Agreement between Burdette A. Ogle and Delta Petroleum
      Corporation effective December 17, 1998.