Form 10KSB/A
period 1998-06-30
DELTA PETROLEUM CORP/CO
filed 1999-02-18
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-KSB/A

                              AMENDMENT NO. 2

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

          These units have been formally approved and are regulated by the MMS. While the Federal Government has recently attempted to expedite the process of obtaining permits and authorizations necessary to develop the properties, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not generally control the timing of either the development of the properties or the expenditures for development unless Delta chooses to unilaterally propose the drilling of wells under the relevant operating agreements. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. It is anticipated that, based upon discussions with appropriate governmental agencies, development of the subject leases will require from three to five years for permitting.
Because of the substantial reserves contained in the projects, it is generally accepted that they will be developed;
however, the time required to complete development may be from five to ten years. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

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

          The MMS issued a second letter on December 24, 1996
with the intent to notify all lease owners of the course of
action to be followed by the lease and unit operators prior to
the expiration of the SOO.   In another letter, on September 17,
1998, the MMS informed all owners and operators that due to delays in the COOGER Study, the SOO's on the units would be extended through the first quarter of 1999 and revised the dates for actions required by the previous letters. During 1998 each operator is to meet with the MMS to discuss conceptual plans that will lead to the timely development of the leases. By January 15, 1999, each operator has been directed to submit what the MMS has termed
"Schedule of Events" for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease and unit Schedule of Events, when approved by the MMS, will go into effect on April 1, 1999.

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

     While the cost to develop the offshore California properties in which Delta owns an interest will be substantial in relation to Delta's small size, management believes that the opportunities for Delta to increase its asset base and ultimately improve its cash flow are also substantial in relation to its size. Although there are several factors to be considered in connection with Delta's plans to obtain funding from outside sources as necessary to pay its proportionate share of the costs associated with developing its offshore properties (not the least of which is the possibility that prices for petroleum products could continue to decline in the future to a point at which development of the properties is no longer economically feasible), management believes that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

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

          The Gato Canyon Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include the preparation of an updated Exploration Plan, which is expected to include plans to drill an additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals. The reserve report prepared by the Company's independent petroleum engineer as of July 1, 1998 assumes that production will commence in 2002.

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

          The Point Sal Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Unit Schedule of Events under a Suspension of Production. The Schedule of Events will include preparation of an updated Exploration Plan which is expected to include plans to drill an additional delineation well prior to preparing the Development Plan. The reserve report prepared by the Company's independent petroleum engineer as of July 1, 1998 assumes that production will commence in 2003.

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

          The Lion Rock Unit and Lease P-0409 are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey. The reserve report prepared by the Company's independent petroleum engineer as of July 1, 1998 assumes that production will commence in 2002.

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

          The Sword Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the
Unit operator will carry out a Schedule of Events under a Suspension of Production. Included in the Schedule of Events will be preparation of an updated Exploration Plan which is expected to include plans to drill an additional delineation well.
The reserve report prepared by the Company's independent petroleum engineer as of July 1, 1998 assumes that production will commence in 2004.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 35 filed as part of this report.

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


By (Signature and Title)                s/Aleron H. Larson, Jr.
                                Aleron H. Larson, Jr., Director

Date                                      02/10/99


By (Signature and Title)                s/Roger A. Parker
                                 Roger A. Parker, Director

Date                                       02/10/99


By (Signature and Title)                 s/Terry D. Enright
                                  Terry D. Enright, Director

Date                                        02/10/99


By (Signature and Title)                 s/Jerrie F. Eckelberger
                                  Jerrie F. Eckelberger, Director

Date                                        02/10/99


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

(18) Letter Regarding Change in Accounting Principles. Not applicable.

(19)     Previously Unfiled Documents.  Not applicable.

(21)     Subsidiaries of the Registrant. Not applicable.

(22)     Published Report Regarding Matters Submitted to Vote of
Security Holders. Not applicable.

(23)     Consent of Experts and Counsel.

         23.1 Consent of KPMG LLP, filed herewith electronically.

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

Supplemental cash flow information -

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