Form 10KSB/A
period 1998-06-30
DELTA PETROLEUM CORP/CO
filed 1999-04-29
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-KSB/A

                              AMENDMENT NO. 3

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


               The Index to Exhibits appears at Page 32.


                            TABLE OF CONTENTS

                                 PART I

                                                            PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           7
ITEM 3.   LEGAL PROCEEDINGS                                 20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          20
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS                  21

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              23
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         25
ITEM 7.   FINANCIAL STATEMENTS                              30
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     30

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 30
ITEM 10.  EXECUTIVE COMPENSATION                            30
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        30
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                30
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  30


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



          The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 1998, the Company had varying interests in 96 gross (18.57 net) productive wells located in six states. The Company has undeveloped properties in five states, and interests in four federal units and one lease offshore California near Santa Barbara. The Company operates 24 of the wells and the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 1998, the Company estimated proved reserves to be approximately 147,000 Bbls of oil and 9.44 Bcf of gas, of which approximately 22,000 Bbls of oil and 3.91 Bcf of gas were proved developed reserves. (See "Description of Property;" Item 2 herein.)

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

     (b)  Business of Issuer.

          During the year ended June 30, 1998, Delta was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. The Company, directly and through Amber, currently has producing oil and gas interests, undeveloped leasehold interests and related assets in south Texas; interests in undeveloped offshore Federal leases and units near Santa Barbara, California; producing and non-producing interests in the Denver-Julesburg and Piceance Basins of Colorado; the Sacramento Basin of California, the Wind River Basin of Wyoming, the Anadarko Basin in Oklahoma and in the Arkoma Basin in western Arkansas. The Company intends to continue its emphasis on the drilling of exploratory and development wells primarily in Colorado, California, Texas, Wyoming and Oklahoma.

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

          Offshore:

          Offshore Federal Waters: Santa Barbara, California Area

          Delta Petroleum Corporation, directly and through its subsidiary, Amber Resources Company, owns interests in four undeveloped federal units (plus one additional lease) located in federal waters offshore California near Santa Barbara.

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

          The first three miles seaward of the coastline are administered by each state and are known as "State Tidelands" in California. Within the State Tidelands off Santa Barbara County,
the State of California, through the State Lands Commission, regulates oil and gas leases and the installation of permanent and temporary producing facilities.  Because the four units in which the Company owns interests are located in the POCS seaward of the three mile limit, leasing, drilling, and development of these units are not directly regulated by the State of
California.  However, to the extent that any production is
transported to an on-shore facility through the state waters, the Company's pipelines (or other transportation facilities) would be subject to California state regulations. Construction and operation of any such pipelines would require permits from the state.  Additionally, all development plans must be consistent with the
Federal Coastal Zone Management Act ("CZM").   In California the
decision of CZM consistency is made by the California Coastal
Commission.

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

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the scenario that is currently anticipated by the Company's management.

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

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the scenario that is currently anticipated by the Company's management.

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

        The Company's development plan currently provides for
22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; 60 wells from one platform set in a water depth of approximately 336 feet for the Point Sal Unit; and 183 wells from two platforms
for the Lion Rock Unit.   On the Lion Rock Unit, platform A would
be set in a water depth of approximately 507 feet, and Platform B would be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art."

          Current Status. On November 5, 1996, the MMS issued a Directed Suspension of Operations for the POCS Non-Producing Leases and Units, pursuant to CFR 250.10(b)(4), extending the existing Suspension of Operations ("SOO") from January 1, 1997 until December 31, 1998. This action permitted unit owners to cease paying lease payments to the Federal government and suspended the requirements relating to development of the leases during this period. The Directive cited the fact that the MMS had requested in 1992 that the lease owners participate in what became known as the COOGER (California Offshore Oil and Gas Energy Resources) Study and during the term of the study that the leases would be held under an SOO.

          The MMS issued a second letter on December 24, 1996
with the intent to notify all lease owners of the course of
action to be followed by the lease and unit operators prior to
the expiration of the SOO.   In another letter, on December 3,
1998 (which superseded a September 17, 1998 MMS letter), the MMS informed all owners and operators that due to delays in the COOGER Study, the SOO's on the units would be extended through the second quarter of 1999 and revised the dates for actions required by the previous letters. During the first half of 1999 each operator is to meet with the MMS to discuss conceptual plans that will lead to the timely development of the leases. By May 15, 1999, each operator has been directed to submit what the MMS has termed "Schedule of Events" for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease and unit Schedule of Events, when approved by the MMS, will go into effect on July 1, 1999.

          In order to carry out the requirements of the December 31, 1996 and December 3, 1998 MMS letters, all operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the operators in meeting the MMS schedules through meetings and consultations and is sharing in the costs as invoiced by the operators.


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

     While the cost to develop the offshore California properties in which Delta owns an interest are anticipated to be substantial in relation to Delta's small size, management believes that the opportunities for Delta to increase its asset base and ultimately improve its cash flow are also substantial in relation to its size. Although there are several factors to be considered in connection with Delta's plans to obtain funding from outside sources as necessary to pay its proportionate share of the costs associated with developing its offshore properties (not the least of which is the possibility that prices for petroleum products could continue to decline in the future to a point at which development of the properties is no longer economically feasible), management believes that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

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

          Gato Canyon Unit. The Company holds a 15.60% working interest (directly 8.63% and through Amber 6.97%) in the Gato
Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato
Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and, one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union
Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal leases and/or units).

          The Gato Canyon field is located in the Santa Barbara
Channel approximately three to five miles offshore (see Map).
Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map).
Offshore pipeline distances to access the Las Flores site is approximately six miles. Delta's share of the estimated capital costs to develop the Gato Canyon field are approximately
$45,000,000.

          The Gato Canyon Unit leases are currently held under a Suspension of Operations until June 30, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include the preparation of an updated Exploration Plan, which is expected to include plans to drill an additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

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

          The Point Sal field is located in the Offshore Santa
Maria Basin approximately six miles seaward of the coastline (see
Map). Water depths range from 300 feet to 500 feet in the area of the field. It is anticipated that oil and gas produced from the field will be processed in a new facility at an onshore site or in the existing Lompoc facility (see Map). Any processed oil would then be transported out of Santa Barbara County in either the All American Pipeline or the Tosco-Unocap Pipeline (see Map). Offshore pipeline distance is approximately six to eight miles depending on the final choice of the point of landfall. Delta's share of the estimated capital costs to develop the Point Sal unit are approximately $38,000,000.

          The Point Sal Unit leases are currently held under a Suspension of Operations until June 30, 1999. Thereafter, the Unit operator will carry out a Unit Schedule of Events under a Suspension of Production. The Schedule of Events will include preparation of an updated Exploration Plan which is expected to include plans to drill an additional delineation well prior to preparing the Development Plan.

          Lion Rock Unit and Federal OCS Lease P-0409. The Company holds a 1% net profits interest (through Amber) in the Lion Rock Unit and a 24.21692% working interest (directly) in 5,693 acres in Federal OCS Lease P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San Miguel Field reservoir. The Lion Rock Unit is operated by Aera Energy LLC. An aggregate of 13 test wells have been drilled on the Lion Rock Unit and OCS lease P-0409. Nine of these wells were completed and tested and indicated the presence of oil and gas in the Monterey Formation. The test wells were drilled as follows: one well was drilled by Socal (now Chevron) in 1965; six wells were drilled by Phillips Petroleum, one in 1982, two in 1983, two in 1984 and one in 1985; six wells were drilled by Occidental Petroleum in Lease P-0409, three in 1983 and three in 1984. The oil has an average estimated gravity of 10.70 API.

     The Lion Rock Unit and Lease P-0409 are located in the
Offshore Santa Maria Basin eight to ten miles from the coastline
(see Map). Water depths range from 300 feet to 600 feet in the area of the field. It is anticipated that any oil and gas produced at Lion Rock and P-0409 would be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see
Map) and would be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocap Pipeline (see Map).
Offshore pipeline distance will be eight to ten miles depending on the point of landfill. Delta's share of the estimated capital costs to develop the Lion Rock/San Miguel field is approximately
$113,000,000.

          The Lion Rock Unit and Lease P-0409 are currently held under a Suspension of Operations until June 30, 1999.
Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey.

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

          The Sword field is located in the western Santa Barbara
Channel ten miles west of Point Conception and five miles south of Point Arguello's field Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. It is anticipated that the oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil would then be transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa would be approximately five miles in length. Delta's share of the estimated capital costs to develop the Sword field is approximately $19,300,000.

          The Sword Unit leases are currently held under a Suspension of Operations until June 30, 1999. Thereafter, the
Unit operator will carry out a Schedule of Events under a Suspension of Production. Included in the Schedule of Events will be preparation of an updated Exploration Plan which is expected to include plans to drill an additional delineation well.


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

              During the years ended June 30, 1997 and 1996, the Company issued 100,117 and 42,527 shares of its common stock in exchange for oil and gas properties, for services, and in connection with a settlement agreement. These transactions were recorded at the estimated fair value of the common stock issued, which was based on the quoted market price of the stock at the time of issuance.

              Within the last three fiscal years unregistered securities were sold under Regulation S to non-U.S. persons in the following private offshore transactions:

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

         The Company estimates its capital expenditures for onshore properties to be approximately $1,000,000 for the year ended June 30, 1998. However, the Company is not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes the Company has the ability to fund such projects.

         The Company's working interest share of the future estimated development costs relating to its undeveloped offshore
California properties approximates $217 million. No significant amounts are expected to be incurred during fiscal 1999 and $1.0 and $4.2 million are expected to be incurred during fiscal 2000 and 2001, respectively.
The amounts required for development of these undeveloped properties are so substantial relative to the Company's present financial resources, the Company may ultimately determine to farmout all or a portion of its interest. If it were to farmout its interests, the Company's interest in the properties would be decreased substantially. Alternatively, the Company may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that the Company can obtain any such financing. If the Company were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

         On May 23, 1997 Delta, UFG and SOCO entered into a settlement agreement under which SOCO released its lien on the Amber shares. In connection with the agreement, Delta reissued 92,117 shares of common stock to UFG. These shares had originally been returned to Delta and canceled pursuant to an agreement dated February 22, 1995. The fair value of the 92,117 shares of common stock reissued to UFG of $322,410 was recorded as an increase in stockholders' equity for the value of shares issued.

         On December 23, 1997, the Company completed a sale of 156,950 shares of the Company s Common stock to Evergreen
Resources, Inc., another oil and gas company, for net proceeds to the Company of $350,000.

         In a series of transactions during the year ended June
30, 1997, 160 shares of Series C Convertible Preferred stock were converted into 396,601 shares of the Company's common stock.

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

    Results of Operations

         Net Earnings (Loss). The Company's net loss for the year ended June 30, 1998 was $962,003 compared to the net loss of $2,457,007 for the year ended June 30, 1997. The losses for the years ended June 30, 1998 and 1997 included $350,000 of minimum royalty payments to a related party as part of the acquisition of three undeveloped offshore California federal oil and gas units. The losses for the years ended June 30, 1998 and 1997 also included $128,993 and $364,019, respectively, for abandoned and impaired properties.

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

            Minimum Royalty to Related Party.   The minimum
royalty to related party represents the minimum royalty paid in 1998 and in 1997 pursuant to the terms of the agreement with Ogle to acquire interests in three undeveloped offshore Santa
Barbara, California federal oil and gas units. The purchase price of $8,000,000 is represented by a minimum royalty payment reserved in the documents of assignment and conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for a minimum annual payment. Delta paid Ogle $350,000 in 1998 and 1997 and is to pay a minimum of $350,000 annually until the earlier of: 1)
when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. As of June 30, 1998, the Company has paid a total of $1,200,000 in minimum royalty payments.

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

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact, if any, that SFAS 133 will have on its consolidated financial statements.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 32 filed as part of this report.

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


By (Signature and Title)                s/Aleron H. Larson, Jr.
                                Aleron H. Larson, Jr., Director

Date                                      04/28/99


By (Signature and Title)                s/Roger A. Parker
                                 Roger A. Parker, Director

Date                                       04/28/99


By (Signature and Title)                 s/Terry D. Enright
                                  Terry D. Enright, Director

Date                                        04/28/99


By (Signature and Title)                 s/Jerrie F. Eckelberger
                                  Jerrie F. Eckelberger, Director

Date                                        04/28/99


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


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1998 and 1997




                                                                                   Additional
                                  Preferred Stock           Common Stock           paid-in
                              Shares         Amount       Shares       Amount      capital

Balance, July 1, 1996            160          $16         4,488,283    44,882       21,299,784

Unrealized gain on
    equity securities             -             -               -          -              -
Stock options granted
    as compensation               -             -               -          -            40,469
Preferred stock converted
    into common stock           (160)         (16)         396,601      3,966            (3,950)
Shares issued for cash upon
    exercise of options           -             -          186,700      1,867           758,977
Shares issued for undeveloped
    oil and gas properties        -             -           63,000        630           172,620
Shares issued for developed
    oil and gas properties        -             -              500          5             1,604
Shares issued for services        -             -            7,500         75            29,925
Amortization of consulting
    expense                       -             -               -           -                 -
Shares reacquired and retired     -             -           (4,070)       (40)          (18,022)
UFG settlement                    -             -           92,117        921         2,668,721
Net loss                          -             -               -           -               -

Balance, June 30, 1997            -             -        5,230,631     52,306        24,950,128

Unrealized gain on equity
    securities                    -             -               -          -             -
Stock options granted as
    compensation                  -             -               -          -             46,402
Shares issued for cash upon
    exercise of options           -             -          114,100      1,141           202,395
Shares issued for cash            -             -          156,950      1,570           348,430
Shares issued for services        -             -           22,500        225            64,463
Shares reacquired and retired     -             -          (10,323)      (103)          (39,897)
Net loss                          -             -               -           -                -

Balance, June 30, 1998            -           $ -         5,513,858    55,139        25,571,921



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

(9)      Disclosures About Capitalized Costs, Cost Incurred and
Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                       June 30,        June 30,
                                         1998            1997
         Undeveloped offshore
           California properties     $6,959,830       6,959,830
         Undeveloped onshore
           domestic properties          726,127         714,605
         Developed onshore domestic
           properties                 3,369,881       3,383,523
                                     11,055,838      11,057,958
         Accumulated depreciation
           and depletion             (1,311,719)     (1,990,954)

                                     $9,744,119       9,067,004

         Cost incurred in oil and gas producing activities for the years ended June 30,1998 and 1997 are as follows:


                                          1998           1997
         Unproved property
          acquisition costs             $156,681         505,457
         Proved property
          acquisition costs               40,876         182,559
         Development costs               430,830         567,492
         Exploration costs               515,383         607,431
                                      $1,143,770       1,862,939

     A summary of the results of operations for oil and gas producing activities for the years ended June 30, 1998 and 1997 is as follows:

                                      1998          1997


     Revenue:
       Oil and gas sales           $1,225,115     1,554,134

     Expenses:
       Lease operating                349,551       587,251
       Depletion                      303,563       320,292
       Exploration                    515,383       607,431
       Abandoned and impaired
            properties                128,993       364,019
       Dry hole costs                  46,605       191,300
       Minimum royalty to
            related party             350,000       350,000

     Results of operations of
       oil and gas producing
            activities              ($468,980)     (866,159)


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


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Notes to Consolidated Financial Statements


(10) Information Regarding Proved Oil and Gas Reserves
(Unaudited) - Continued

A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the years ended June 30, 1998 and 1997 are as follows:




                                               GAS               OIL
                                              (MCF)             (BBLS)

Balance at July 1, 1996                       5,270,945        144,192

     Purchases of reserves in place             659,515          -
     Redetermination of working interest        -                -
     Extension and discoveries                  141,127          1,473
     Revisions of quantity estimates          1,338,004         50,982
     Sales of properties                     (1,348,132)       (26,080)
     Production                                (644,256)        (7,755)

Balance at June 30, 1997                      5,417,203        162,812

     Purchases of reserves in place             -                 -
     Extension and discoveries                3,995,565           -
     Revisions of quantity estimates          1,285,573        (2,364)
     Sales of properties                       (807,472)       (1,375)
     Production                                (457,758)      (11,632)

Balance at June 30, 1998                      9,433,111       147,441

Proved developed reserves:
   June 30, 1996                              3,146,357        47,021
   June 30, 1997                              3,419,077        34,176
   June 30, 1998                              3,905,228        22,273


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued


(10) Information Regarding Proved Oil and Gas Reserves
(Unaudited) -Continued

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.



                                        1998            1997

   Future cash inflows               $21,864,136      13,409,182
   Future costs:
      Production                       6,341,210       4,699,867
      Development                      3,058,005       1,824,318
      Income taxes                         -               -

   Future net cash flows              12,464,921       6,884,997

    10% discount factor                5,902,279       2,565,471

   Standardized measure of
      discounted future
      net cash flows                 $ 6,562,642       4,319,526




The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 1998 and 1997 are as follows:


                                                   1998           1997

 Beginning of year                              $ 4,319,526      3,243,797

 Sales of oil and gas produced during the
   period, net of production costs                 (875,564)      (966,883)
  Net change in prices and production costs        (134,318)     1,033,147
  Changes in estimated future development costs     628,160      (451,577)
  Purchase of reserves in place                     -             185,723
  Extensions, discoveries and improved recovery   2,661,463       122,389
  Revisions of previous quantity estimates,
   estimated timing of development and other       (374,627)    1,523,204
  Sales of reserves in place                       (843,205)    (694,654)
  Accretion of discount                             431,953      324,380

  End of year                                    $6,562,642    4,319,526


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