Form 10QSB
period 1999-03-31
DELTA PETROLEUM CORP/CO
filed 1999-05-12
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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

6,020,302 shares of common stock $.01 par value were outstanding as of May 4, 1999.

                                                     FORM 10-QSB
                                                      3rd QTR.
                                                      FY 1999

                                   INDEX

PART I FINANCIAL INFORMATION

                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - March 31, 1999 and
          June 30, 1998 (unaudited). . . . . . . . . . . . . .1

       Consolidated Statements of Operations -
          Three and Nine Months Ended
          March 31, 1999 and 1998 (unaudited). . . . . . . . .3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1998 and
          Nine Months Ended March 31, 1999 (unaudited) . . . .5

       Consolidated Statements of Cash Flows -
          Three and Nine Months Ended
          March 31, 1999 and 1998 (unaudited). . . . . . . . .6

       Notes to Consolidated Financial Statements (unaudited) 7

Item 2.   Management's Discussion and Analysis
       Or Plan of Operations . . . . . . . . . . . . . . . . 10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 16
Item 2.   Changes in Securities. . . . . . . . . . . . . . . 16
Item 3.   Defaults upon Senior Securities. . . . . . . . . . 16
Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . .  16
Item 5.   Other Information. . . . . . . . . . . . . . . . . 16
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 16


                                     i


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)


                                                 March 31,         June 30,
                                                  1999              1998

ASSETS

Current Assets:
  Cash                                           $232,896            17,135
  Trade accounts receivable,  net of
   allowance for doubtful accounts of $50,000 at
   March 31, 1999 and June 30, 1998               108,070           224,285
  Accounts receivable - related parties            74,365           127,415
   Other current assets                               100            10,100

        Total current assets                      415,431           378,935


Property and Equipment:
 Oil and gas properties, at cost (using
      the successful efforts method
      of accounting):
   Undeveloped offshore California properties   7,369,830         6,959,830
   Undeveloped onshore domestic properties        675,938           726,127
   Undeveloped foreign properties                 623,920            -
   Developed onshore domestic properties        2,335,508         3,369,881
 Office furniture and equipment                    81,321            80,446
                                               11,086,517        11,136,284

 Less accumulated depreciation and depletion   (1,446,117)       (2,234,525)

   Net property and equipment                   9,640,400         8,901,759

Investment in Bion Environmental
 Technologies, Inc. (Bion)                        299,280         1,069,149


                                              $10,355,111        10,349,843




                                                March 31,         June  30,
                                                  1999              1998

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
 Accounts payable trade                          $365,704           570,469
 Other accrued liabilities                         10,000            10,000
 Royalties payable                                146,031           264,320

   Total current liabilities                      521,735           844,789

Stockholders' Equity
  Preferred stock, $.10 par value;
   authorized 3,000,000 shares; none issued        -                 -
  Common stock, $.01 par value;
   authorized 300,000,000 shares, issued 6,020,302
   shares at March 31, 1999 and 5,513,858
   shares at June 30, 1998                         60,203            55,139
 Additional paid-in capital                    26,832,797        25,571,921
 Accumulated comprehensive income (loss)          (73,295)          457,594
 Accumulated deficit                          (16,986,329)      (16,579,600)

   Total stockholders' equity                   9,833,376         9,505,054

    Commitments
                                              $10,355,111        10,349,843



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)

                                                  Three Months Ended
                                               March 31,        March 31,
                                                  1999             1998

Revenue:
 Oil and gas sales                                $157,072          210,808
 Gain on sale of oil and gas properties            -                216,273
 Other revenue                                      34,001           94,541

    Total revenue                                  191,073          521,622


Expenses:
 Lease operating expenses                           44,250           79,560
 Depreciation and depletion                         34,885           48,591
 Exploration expenses                                8,024          192,386
 Dry hole costs                                      6,482          -
 Minimum royalty - related party                   -                350,000
 General and administrative                        528,145          304,292
 Stock option expense                               57,370            4,922
 Realized loss on sale of securities                74,511          -

    Total expenses                                 753,667          979,751


   Net loss                                      ($562,594)        (458,129)


Net loss per common share                           ($0.09)           (0.08)

Weighted average number of shares outstanding     6,012,524        5,436,758


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED)




                                                      Nine Months Ended
                                                  March 31,        March 31,
                                                   1999             1998


Revenue:
 Oil and gas sales                                $463,978        1,004,069
 Gain on sale of oil and gas properties            957,147          650,417
 Other revenue                                     155,741          236,419

    Total revenue                                1,576,866        1,890,905


Expenses:
 Lease operating expenses                          169,344          268,796
 Depreciation and depletion                        128,411          201,262
 Exploration expenses                               64,316          418,828
 Dry hole costs                                    226,189          -
 Minimum royalty - related party                   -                350,000
 General and administrative                      1,202,737        1,063,682
 Stock option expense                               86,045           16,731
 Realized loss on sales of securities               96,553          -
 Interest expense                                   10,000          -

    Total expenses                               1,983,595        2,319,299

    Net loss                                      ($406,729)        (428,394)

    Net loss per common share                        ($0.07)           (0.08)

Weighted average number of shares outstanding     5,764,920        5,316,348


    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    Consolidated Statement of Stockholders' Equity
    Year ended June 30, 1998 and nine months ended March 31, 1999


                                                                                           Additional
                                                               Common Stock                paid-in
                                                        Shares            Amount           capital

Balance, July 1, 1997                                  5,230,631           $52,306       24,950,128

Unrealized gain on equity securities                     -                 -                -
Stock options granted as compensation                    -                 -                 46,402
Shares issued for cash upon exercise of options          114,100             1,141          202,395
Shares issued for cash                                   156,950             1,570          348,430
Shares issued for services                                22,500               225           64,463
Shares reacquired and retired                            (10,323)             (103)         (39,897)
Net loss                                                 -                 -                -

Balance, June 30, 1998                                 5,513,858            55,139       25,571,921

Unrealized loss on equity securities                     -                 -                -
Stock options granted as compensation                    -                 -                 86,545
Shares issued for cash                                   196,444             1,964          354,011
Shares issued for services                                10,000               100           15,650
Shares issued for properties                             300,000             3,000          744,670
Fair value of warrant extended and repriced              -                 -                 60,000
Net income                                               -                 -                -

Balance, March 31, 1999                                6,020,302            60,203       26,832,797


                                                        Accumulated
                                                       comprehensive
                                                          income          Accumulated
                                                          (loss)            deficit           Total

Balance, July 1, 1996                                   (213,969)      (15,617,597)       9,170,868

Unrealized gain on equity securities                     671,563           -                671,563
Stock options granted as compensation                    -                 -                 46,402
Shares issued for cash upon exercise of options          -                 -                203,536
Shares issued for cash                                   -                 -                350,000
Shares issued for services                               -                 -                 64,688
Shares reacquired and retired                            -                 -                (40,000)
Net loss                                                 -                (962,003)        (962,003)

Balance, June 30, 1998                                   457,594       (16,579,600)       9,505,054

Unrealized loss on equity securities                    (530,889)          -               (530,889)
Stock options granted as compensation                    -                 -                 86,545
Shares issued for cash                                   -                 -                355,975
Shares issued for services                               -                 -                 15,750
Shares issued for properties                             -                 -                747,670
Fair value of warrant extended and repriced              -                 -                 60,000
Net income                                               -                (406,729)        (406,729)

Balance, March 31, 1999                                  (73,295)      (16,986,329)       9,833,376



    DELTA PETROLEUM CORPORATION
    AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                      Nine Months Ended
                                                   March 31,       March 31,
                                                      1999            1998



Net cash used in operating activities          ($1,266,131)     (1,092,666)

Cash flows from investing activities:
    Additions to property and equipment           (486,235)       (544,496)
    Proceeds from sale of oil and gas properties 1,384,000       1,023,432
    Proceeds from sale of securities available     174,602          46,532

Net cash provided by investing activities        1,072,367         525,468

Cash flows from financing activities:
    Issuance of common stock and options for       356,475         350,000
    Stock issued for cash upon exercise of options   -              53,750
    Decrease in accounts receivable
      from officer and affiliates                   53,050          11,031

Net cash provided by financing activities          409,525         414,781

Net increase (decrease) in cash                    215,761        (152,417)

Cash at beginning of period                         17,135         393,048

Cash at end of period                             $232,896         240,631

Supplemental cashflow information:
Cash paid during the period for interest           $10,000           3,633

Non-cash financing activity:
  Common stock issued for undeveloped properties  $683,920              -

  Common stock issued for producing properties    $123,750              -

    See accompanying notes to consolidated financial  statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 1999 and 1998
(Unaudited)



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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 effective July 1, 1998 and, accordingly, has reported accumulated other comprehensive income (loss) as a separate line item in the stockholders' equity section of its consolidated balance sheets at March 31, 1999 and June 30, 1998. The components of total comprehensive income
(loss) for the periods consist of net earnings and unrealized gain (loss) on equity securities and are as follows:


                         Three Months Ended         Nine Months Ended
                              March 31,                  March 31,

                         1999         1998         1999           1998

Net loss               $(562,594)   (458,129)     (406,729)    (428,394)
Other comprehensive
  income (loss)           28,172      77,091      (530,889)     835,099

Total comprehensive
  income (loss)        $(534,422)   (381,038)     (937,618)     406,705


(2)  Investments

     The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the nine months ended March 31, 1999, the Company received an additional 10,321 shares of Bion's common stock for rent provided by the Company. Also during the nine months ended March 31, 1999, the Company realized a loss on the sale of securities available for sale of $96,553.

     The cost and estimated market value of the Company's investment in Bion at March 31, 1999 and June 30, 1998 are as follows:

                                                       Estimated
                                      Unrealized         Market
                          Cost        Gain (loss)        Value

March 31, 1999         $372,575        ( 73,295)        299,280

June 30, 1998          $611,555         457,594       1,069,149

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

     On December 17, 1998, the Company amended its Purchase and Sale Agreement with Burdette A. Ogle ("Ogle") dated January 3, 1995. As a result of this amended agreement, at the time of each minimum annual payment the Company will be assigned an interest in three undeveloped offshore Santa Barbara, California, federal oil and gas units proportionate to the total $8,000,000 production payment. Accordingly, the annual $350,000 minimum payment has been recorded as an addition to undeveloped offshore California properties. In addition, pursuant to this agreement, the Company extended and repriced a previously issued warrant to purchase 100,000 shares of the Company's common stock. The $60,000 fair value placed on the extension and repricing of this warrant was recorded as an addition to undeveloped offshore California properties.

(4)  Loan Payable

     On August 20, 1998, the Company entered into a loan agreement with an unrelated entity for $400,000 which was due and paid by November 20, 1998. Interest on the loan was payable at an annual rate of 10%. In addition to the principal and interest payment required, the Company also paid this entity a $50,000 fee. The officers personally guaranteed this loan at the time it was created.

(5)  Shareholders' Equity

     On January 1, 1999, the Company completed a sale of 194,444 shares of the Company's common stock to Evergreen Resources, Inc.
for net proceeds to the Company of $350,000.

     On January 12, 1999, the Company issued 50,000 shares of its common stock to an unrelated entity for an option to acquire certain oil and gas properties.


Item 2.   Management's Discussion and Analysis or Plan of
Operations

     Liquidity and Capital Resources.

     At March 31, 1999, the Company had a working capital deficit of $106,304 compared to a working capital deficit of $465,854 at June 30, 1998. On January 1, 1999, the Company completed a sale of 194,444 shares of the Company's common stock to Evergreen Resources, Inc. for net proceeds to the Company of $350,000.

          The Company's current assets include accounts receivable from related parties (including affiliated companies) of $74,365 at March 31, 1999 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing. The Company's current liabilities include royalties payable of $146,031 at March 31, 1999 which represent the Company's estimate of royalties payable on production attributable to the Company's 91.68% owned subsidiary, Amber Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells.
The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     After evaluation of the considerations described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses, and satisfy its other current liabilities over the next year or longer.

     Results of Operations

     Net Earnings (Loss).   The Company reported a net loss for
the three and nine months ended March 31, 1999 of $562,594 and $406,729 compared to $458,129 and $428,394 for the three and nine months ended March 31, 1998, respectively.

     Revenue. Total revenues for the three and nine months ended March 31, 1999 were $191,073 and $1,576,866 compared to $521,622 and $1,890,905 for the three and nine months
ended March 31, 1998, respectively.   Oil and gas sales for the
three and nine months ended March 31, 1999 were $157,072 and $463,978 compared to $210,808 and $1,004,069 for the three and nine ended March 31, 1998, respectively. The Company's oil and gas sales decreased as a result of the sale of certain oil and gas properties.

     Production volumes and average prices received for the three and nine month periods ended March 31, 1999 and 1998 are as follows:

                     Three Months Ended       Nine Months Ended
                          March 31,                March 31,

                        1999      1998           1999      1998
Production:
  Oil (barrels)        1,447     1,501          3,653     10,045
  Gas (Mcfs)          61,588    95,490        206,158    357,952
Average Price:
  Oil (per barrel)    $ 9.19    $13.15         $10.38     $17.22
  Gas (per Mcf)       $ 2.33     $2.00          $2.07      $2.32


     Lease Operating Expenses. Lease operating expenses were $44,250 and $169,344 for the three and nine months ended March 31, 1999 and $79,560 and $268,796 for the three and nine months ended March 31, 1998, respectively. On a Mcf equivalent basis, lease operating expenses were $.63 and $.74, respectively, per Mcf equivalent during the three and nine months ended March 31, 1999 compared to $.35 and $.64, respectively, per Mcf equivalent for the same periods in 1998. The decrease in lease operating expense can be attributed to the sale of certain oil and gas properties.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 1999 were $34,885 and $128,411 compared to $48,591 and
$201,262 for the same periods in 1998.   On a Mcf equivalent
basis, depreciation and depletion expense was $.50 and $.56, respectively, per Mcf equivalent during the three and nine months ended March 31, 1999 compared to $.47 and $.48, respectively, per Mcf equivalent for the same periods in 1998. The decrease in depreciation and depletion expense can be attributable to the sale of certain oil and gas properties during the second quarter of fiscal 1999.

     Exploration Expenses.   The Company recorded exploration
expenses of $8,024 and $64,316 for the three and nine months ended March 31, 1999 compared to $192,386 and $418,828 for the same period in 1998. Exploration costs during fiscal 1998 were attributed to the Company's participation in the shooting of 3-D seismic on prospects in the Sacramento Basin in Northern California.

     Dry Hole Costs. The company recorded dry hole costs of $6,482 and $226,189 relating to six dry holes during the three and nine month periods ended March 31, 1999.

     General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March
31, 1999 were $528,145 and $1,202,737 compared to $304,292
and $1,063,682 for the same periods in 1998. General and administrative expenses for the nine months ended March 31, 1999 increased from the prior year as a result of bonuses paid to management of approximately $265,000.

     Future Operations

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

     The MMS issued a second letter on December 24, 1996 with the intent to notify all lease owners of the course of action to be followed by the lease and unit operators prior to the
expiration of the SOO.   In another letter, on December 3, 1998
(which superseded a September 17, 1998 MMS letter), the MMS informed all owners and operators that due to delays in the COOGER Study, the SOO's on the units would be extended through the second quarter of 1999 and revised the dates for actions required by the previous letters. During the first half of 1999 each operator is to meet with the MMS to discuss conceptual plans that will lead to the timely development of the leases. By May 15, 1999, each operator has been directed to submit what the MMS has termed a "Schedule of Events" for a specific lease or unit that it operates and also request for a Suspension of Production time period to execute the Schedule of Events. The lease Suspension of Operations and unit Schedule of Events, when approved by the MMS, will go into effect on July 1, 1999.

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

     To the extent that Delta does not have sufficient cash available to pay its share of expenses when they become payable under the respective operating agreements, it will be necessary for Delta to seek funding from outside sources. Likely potential sources for such funding are currently anticipated to include (a) public and private sales of Delta Common Stock
(which may result in substantial ownership dilution to existing shareholders), (b) bank debt from one or more commercial oil and gas lenders, (c) the sale of debt instruments to investors, (d) entering into farm-out arrangements with respect to one or more of Delta's interests in the properties whereby the recipient of the farm-out would pay the full amount of Delta's share of expenses and Delta would retain a carried ownership interest (which would result in a substantial diminution of Delta's ownership interest in the farmed-out properties), (e) entering into one or more joint venture relationships with industry partners, (f) entering into financing relationships with one or more industry partners, and (g) the sale of some or all of Delta's interests in the properties.

     It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that Delta will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of Delta's small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, Delta will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of Delta's assets (including its offshore California properties), reduce its ownership interest in the properties through sales of interests in the property or as the result of farm-outs, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that Delta is not able to pay its share of expenses as a working interest owner as required by the respective operating agreements, it is possible that Delta might lose some portion of its ownership interest in the properties under some circumstances, or that Delta might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

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

          (b) Reports on Form 8-K: None



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



Date: May 10, 1999


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