Form 10KSB/A
period 1998-06-30
DELTA PETROLEUM CORP/CO
filed 1999-05-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-KSB/A

                              AMENDMENT NO. 4

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


               The Index to Exhibits appears at Page 38.


                            TABLE OF CONTENTS

                                 PART I

                                                            PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           6
ITEM 3.   LEGAL PROCEEDINGS                                 20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          20

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              20
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         22
ITEM 7.   FINANCIAL STATEMENTS                              27
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     27

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 27
ITEM 10.  EXECUTIVE COMPENSATION                            28
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        30
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                33
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  36


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

     While the cost to develop the offshore California properties in which Delta owns an interest are anticipated to be substantial in relation to Delta's small size, management believes that the opportunities for Delta to increase its asset base and ultimately improve its cash flow are also substantial in relation to its size. Although there are several factors to be considered in connection with Delta's plans to obtain funding from outside sources as necessary to pay its proportionate share of the costs associated with developing its offshore properties (not the least of which is the possibility that prices for petroleum products could continue to decline in the future to a point at which development of the properties is no longer economically feasible), management believes that the timing and rate of development in the futurewill in large part be motivated by the prices paid for petroleum products.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                 PART III

ITEM 9.  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, required the Company's executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of securities ownership of the Company and reports of changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Such persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, during the fiscal year ended June 30, 1998, the Company's officers and directors complied with all applicable
Section 16(a) filing requirements. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers and directors and their written representations that such reports accurately reflect all reportable transactions.


ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                      ANNUAL COMPENSATION
NAME AND
PRINCIPAL POSITION            PERIOD            SALARY      BONUS

Aleron H. Larson, Jr.       Year Ended
Chairman, CEO,                6/30/98         $198,000    $  -0-
Secretary, Treasurer,
and a Director             Year Ended
                              6/30/97          198,000     55,000

                            Year Ended
                               6/30/96         189,000     55,000


                                         LONG TERM
                                         COMPENSATION
                                         AWARDS
                                         SECURITIES
                                         UNDERLYING
NAME AND                                   OPTIONS/       ALL OTHER
PRINCIPAL POSITION           PERIOD          SARS       COMPENSATION


Aleron H. Larson, Jr.      Year Ended
Chairman, CEO,               6/30/98      275,000(3)         -0-
Secretary, Treasurer,
and a Director             Year Ended
                              6/30/97     100,000(2)(3)      -0-

                           Year Ended
                              6/30/96      75,000(3)(4)      -0-


                                      ANNUAL COMPENSATION
NAME AND
PRINCIPAL POSITION            PERIOD            SALARY      BONUS

Roger A. Parker             Year Ended
President, Chief              6/30/98         $198,000        $-0-
Operating Officer,
and a Director             Year Ended
                              6/30/97          198,000       55,000

                            Year Ended
                               6/30/96         189,000       55,000


                                        LONG TERM
                                        COMPENSATION
                                        AWARDS
                                        SECURITIES
                                        UNDERLYING
NAME AND                                OPTIONS/          ALL
OTHER
PRINCIPAL POSITION           PERIOD      SARS
COMPENSATION

Roger A. Parker         Year Ended
President, Chief           6/30/98      253,427(3)            -0-
Operating Officer,
and a Director          Year Ended
                           6/30/97      100,000(2)(3)         -0-

                        Year Ended
                           6/30/96       75,000(3)(4)         -0-




(1) Includes reimbursement of certain expenses.

(2) Options to purchase 100,000 shares of Common Stock at $3.25 per share until August 30, 2006 under the Delta 1993 Incentive
Plan. (See Note 3 below)

(3) Previously granted options: exercise prices repriced from $3.25 to $1.66 and expiration dates extended until December 8, 2007 during fiscal year 1998.

(4) Options to purchase 75,000 shares of Common Stock at $3.25 per share until August 30, 2005 under the Delta 1993 Incentive Plan. The exercise price of these options was repriced from $5.375 to $3.25 per share during fiscal year 1997 and again in fiscal year 1998 as indicated in Note 3 above.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             INDIVIDUAL GRANTS

                              NUMBER of       % of TOTAL
                             SECURITIES      OPTIONS/SAR's
                             UNDERLYING      GRANTED TO      EXERCISE
           OPTIONS/SAR's     EMPLOYEES         OR BASE      EXPIRATION
NAME          GRANTED     IN FISCAL YEAR     PRICE ($/sh)      DATE

Aleron H.
Larson, Jr.   275,000(1)       39.40%           $1.66        12/08/07

Roger A.
Parker        253,427(1)       36.30%           $1.66        12/08/07


(1) Previously granted options: exercise price repriced from $3.25 to $1.66 and expiration date extended until December 8, 2007 during fiscal year 1998.

             AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/VALUES


                                          NUMBER OF
                                         SECURITIES          VALUE OF
                                         UNDERLYING        UNEXERCISED
                                        UNEXERCISED       IN-THE-MONEY
                                         OPTIONS             OPTIONS
                                           AT                  AT
                 SHARES                JUNE 30,1998(#) JUNE 30,1998($)
              ACQUIRED ON   REALIZED    EXERCISABLE/      EXERCISABLE/
NAME         EXERCISE (#)      $        UNEXERCISABLE    UNEXERCISABLE


Aleron H.
Larson, Jr.         -0-        -0-        459,500 (1)/0     $912,375/0
CEO

Roger A.
Parker          32,000(2)   $84,000(2)    320,977 (1)/0     $609,543/0
President

(1) Includes as of June 30, 1998, 177,500 options for Mr. Larson and 60,550 options for Mr. Parker to purchase Common Stock exercisable at $1.25 per share until September 21, 2004; 7,000 options to purchase Common Stock exercisable at $2.50 per share until August 8, 1995; 275,000 options for Mr. Larson and 253,427 options for Mr. Parker to purchase Common Stock exercisable at $1.66 per share until December 8, 2007. On September 1, 1998, the exercise prices of all of these options were reduced to $1.125 per share and their expiration dates were extended to September 1, 2008.

(2) Mr. Parker acquired 32,000 shares through the exercise of options to purchase shares at $1.25 per share. Mr. Parker has not sold any of these shares. Payment for the shares purchased upon exercise of the option was made in shares of the Company's common stock previously owned by Mr. Parker, valued at the market price on the date of exercise as provided for under the Company's 1993 Incentive Plan, as amended.

    Compensation of Directors.

    Effective November 1, 1996, the Board of Directors of the Company amended its Incentive Plan to include nonemployee directors. Currently, under a formula contained in the Company's 1993 Incentive Plan ("Plan"), as amended, the Company grants on an annual basis to each nonemployee director options to purchase, on a pro rata basis, 7,500 shares of the Company's Common Stock for services performed during the previous 12 months at 50% of the average market price for the year or lesser portion of the year served.

    During the fiscal year 1998, the Company granted options under the above referenced formula as contained in the Plan to purchase the Company's Common Stock to nonemployee directors as follows:

                 Number of           Exercise       Expiration
                  Options              Price              Date

Terry Enright      7,500         $ 1.88 per share      12/31/07
Jerrie F.
Eckelberger        7,500           1.88 per share      12/31/07


    In addition, the outside nonemployee directors are each paid
$500 per month. Jerrie F. Eckelberger and Terry D. Enright were each paid $6,000 during the year ended June 30, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL SHAREHOLDERS AND
MANAGEMENT

    (a)  Security Ownership of Certain Beneficial Owners:

     The following table presents information concerning persons known by management to own beneficially 5% or more of the issued and outstanding voting securities of the Company at September 23, 1998.

                  Name and Address    Amount and Nature
Title               of Beneficial        of Beneficial        Percent
of Class (1)          Owner                Ownership         of Class(2)

Common Stock   Aleron H. Larson, Jr.  1,497,480 shares(3)      25.07%
               555 17th St., #3310
               Denver, CO 80202

Common Stock   Roger A. Parker        1,389,794 shares(4)      23.82%
               555 17th St., #3310
               Denver, CO 80202

Common Stock   Aleron H. Larson, Jr.  1,968,294 shares(5)      31.27%
              & Roger A. Parker
               (as a group)
              555 17th St., #3310
              Denver, CO 80202

Common Stock   Underwriters Financial  918,980 shares(6)       16.67%
               Group, Inc.
               80 Maiden Lane
               New York, NY 10038

Common Stock   Burdette A. Ogle        761,891 shares(7)      13.82%
               1224 Coast Village Rd, #24
               Santa Barbara, CA 93108

    (1) Delta has an authorized capital of 300,000,000 shares of $.01 par value Common Stock of which 5,513,858 shares were issued and outstanding as of September 23, 1998. Delta also has an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which no shares were outstanding at September 23, 1998. As of September 23, 1998, Delta had outstanding warrants and options to purchase 889,500 shares of Common Stock at prices ranging from $1.25 per share to $8.50 per share. Additionally, Delta had outstanding options which were granted to officers and employees to purchase up to 1,162,977 shares of Common Stock at prices ranging from $1.125 to $9.75 per share.

    (2) The percentage set forth after the shares listed for each beneficial owner is based upon total shares outstanding of 5,513,858. The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised. Warrants and options are aggregated without regard to the class of warrant or option.

    (3) Includes 111,000 shares owned by Mr. Larson's wife and 2,000 shares owned by each of his four children (119,000 in aggregate) and 459,500 options to purchase 459,500 shares of Common Stock at $1.125 per share until September 1, 2008. Also includes 918,980 shares owned by Underwriters Financial Group, Inc. for which Mr. Larson has shared voting power with Mr. Parker but for which he has no investment power. The duration of the voting agreement affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) is until December 31, 2002.

    (4) Includes 149,837 shares owned by Mr. Parker directly and 320,977 options to purchase 320,977 shares of Common Stock at $1.125 per share until September 1, 2008. Also includes 918,980 shares owned by Underwriters Financial Group, Inc. for which Mr. Parker has shared voting power with Mr. Larson but for which he has no investment power. The duration of the voting agreement affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) is until December 31, 2002.

    (5) Includes all warrants, options and shares referenced in footnotes (3) and (4) above as if all warrants and options were exercised and as if all resulting shares, including shares covered by the above referenced voting agreements, were voted as a group.

    (6) These shares are subject to a voting agreement referenced in footnotes (3) and (4) above.

    (7) Includes 635,264 shares owned by Mr. Ogle directly, 26,627 shares owned beneficially by Sunnyside Production Company, and warrants to purchase 100,000 shares of Common Stock at $8.00 per share until August 31, 1999, with a call provision whereby the Company may repurchase any unexercised warrants for an aggregate sum of $1,000 after the Company stock has traded for $10.00 per share or greater for 30 consecutive trading days.


    (b)  Security Ownership of Management:

                                       Amount and Nature
Title of      Name of Beneficial         of Beneficial        Percent
Class (1)         Owner                     Ownership      of Class(2)

Common Stock   Aleron H. Larson, Jr.    1,497,480 shares(3)    25.07%
Common Stock   Roger A. Parker          1,389,794 shares(4)    23.82%
Common Stock   Terry D. Enright            37,500 shares(5)    00.68%
Common Stock   Jerrie F. Eckelberger        9,375 shares(6)    00.17%
Common Stock   Officers and Directors   2,015,169 shares(7)    31.78%
               as a Group (4 persons)

    (1)  See Note (1) to preceding table
    (2)  See Note (2) to preceding table
    (3)  See Note (3) to preceding table
    (4)  See Note (4) to preceding table
    (5) Includes 5,000 Class D Warrants to purchase shares of Common Stock at $1.25 per share until 30 days after the underlying shares are registered; 10,000 Class I warrants to purchase stock at $3.50 per share until June 9, 2003; 7,500 options to purchase shares of Common Stock at $3.30 per share until November 11, 2006; 7,500 options to purchase shares of Common Stock at $3.15 per share until December 31, 2006, and 7,500 options to purchase shares at $1.88 per share until December 31, 2007.
    (6) Includes 1,875 options to purchase shares of Common Stock at $2.98 per share until December 31, 2006 and 7,500 options to purchase shares at $1.88 per share until December 31, 2007.
    (7) Includes 918,980 shares owned by UFG as of September 23, 1998 which are voted by Messrs. Larson and Parker under voting agreements described in footnotes (3) and (4) above and includes all warrants and options referenced in footnotes (3), (4), (5) and (6) above.

    (c)  Change in Control.  Not applicable.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a)  Prior to fiscal 1997, Delta had recorded a note payable
(Note) to Snyder Oil Corporation (SOCO) by Underwriters Financial Group, Inc. (UFG), the Company's former parent. The Company recorded a liability for the Note upon the transfer by UFG
(subject to the Note) of the common stock of Amber Resources Company, a subsidiary of Delta ("Amber"), to the Company in 1992. Although the Note was an obligation of UFG, the Company recorded a liability for the Note since a portion of the common shares of Amber owned by the Company were pledged to secure the Note and because of the uncertainties regarding UFG's ability to fulfill its obligations under the Note.

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

   (b) Effective October 28, 1992, the Company entered into a five year consulting agreement with Burdette A. Ogle and Ronald Heck which provides for an aggregate fee to the two of them of $10,000 per month. The Company agreed to extend this agreement for one year during the 1998 fiscal year and, subsequent to June 30, 1998, agreed to extend it for yet another year. Messrs. Ogle and Heck own beneficially 13.82% and 4.53%, respectively, of the Company's outstanding Common Stock. To the Company's best knowledge and belief, the consulting fee paid to Messrs. Ogle and Heck is comparable to those fees charged by Messrs. Ogle and Heck to other companies owning interests in properties offshore California for consulting services rendered to those other companies with respect to their own offshore California interests. It is the Company's understanding that, in the aggregate, Mr. Ogle represents, as a consultant, a significant percentage of all of the ownership interests in the various properties that are located in the same general vicinity of the Company's offshore California properties. Mr. Ogle also consults and advises the Company relative to properties in areas other than offshore California, relative to potential property acquisitions and with respect to the Company's general oil and gas business. It is the Company's opinion that the fees paid to Messrs. Ogle and Heck for the services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons for similar services.


   (c) Effective February 24, 1994, Burdette A. Ogle ("Ogle"), at the time a 21.44% shareholder of Delta, granted Delta an option ("Option") to acquire working interests in three undeveloped offshore Santa Barbara, California federal oil and gas units ("Interests"). On August 31, 1994, in an addendum to the February 25, 1994 Agreement granting the Option,
Ogle agreed to extend the period during which the Option could be exercised until January 3, 1995 in consideration of the issuance by Delta to Ogle of warrants to purchase 100,000 shares of Common Stock at a price of $8.00 per share until August 31, 1999 with a call provision whereby Delta may repurchase any unexercised warrants for an aggregate sum of $1,000 after the stock has traded at $10.00 per share or greater for thirty consecutive trading days. On January 3, 1995, the Company exercised its option to acquire these properties from Ogle.
Under the Purchase and Sale Agreement and related assignment and conveyance of the Interests, Ogle immediately assigned and conveyed the Interests to Delta. The purchase price of
$8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and is payable out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payment. Delta paid Ogle $350,000 in 1998 and 1997 and is to pay a minimum of $350,000 annually thereafter until the earlier of:
1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease has been produced; or 3) 30 years from the date of the conveyance. As of June 30, 1998, the Company has paid a total of
$1,200,000 in minimum royalty payments.   Delta already owned
other interests in these same federal units.

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

   (d) On February 12, 1996, the Board of Directors granted Aleron H. Larson, Jr. and Roger A. Parker, the Company's Chairman and President, respectively, the right to participate on a non-promoted basis in up to a five percent (5%) working interest in any Delta well drilled, re-entered, completed or recompleted by Delta on its acreage (provided that any well to be re-entered or recompleted is not then producing economic quantities of hydrocarbons). Prior to commencement of the work on any such well, Messrs. Larson and Parker shall pay to the Company the unpromoted cost thereof as estimated by the Company's consulting engineers.

   (e) On April 10, 1998, the Company's Compensation Committee authorized the Company to enter into employment agreements with the Company's Chairman and President, which employment agreements replaced and superseded the prior employment agreements with such persons. The employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event of a change in control of the Company, as defined in Delta's 1993 Incentive Plan, as amended, then the employees will continue to receive the compensation provided for in the employment agreements for the
remaining terms of the employment agreements.   Also in the
event of a change of control and irrespective of any resulting termination, the Company will immediately cause all of each employee's then outstanding unexercised options to be exercised by the Company on behalf of the employee with the Company paying the employee's federal, state and local taxes applicable to the exercise of the options and warrants.

   (f) During the fiscal years ended June 30, 1997 and 1998, the Company made loans to Roger A. Parker, its President, each
loan bearing interest at 6%.   As of June 30, 1998, the
Company was owed $22,306 by Mr. Parker. During a portion of the years ended June 30, 1998 and 1997, Mr. Parker was indebted to the Company in a maximum amount of $63,350 and $167,500, respectively, plus applicable interest as a result of borrowing from the Company.

   (g) On January 7, 1997, Mr. Parker returned 21,573 options to purchase shares of Common Stock at $3.75 to the Company. At that time the market price of the Company's Common Stock was $6.50 per
share.   On the same date, the Company wrote off a receivable
in the amount of $59,326 from Apex Operating Company, Inc., a company affiliated with Mr. Parker by reason of his position as its President and his ownership of 100% of its Common
Stock. Mr. Parker's return of the 21,573 options was voluntary and was done as an attempt to restore an approximately equivalent value to the Company.

     (h) During the fiscal year ended June 30, 1997, Mr. Parker exercised options to purchase 14,450 shares of the Company's common stock. The exercise price for the options was $1.25 and the then current market price of the Company's common stock ws $4.4375. Payment for the shares of common stock purchased upon exercise of the option was made in shares of the Company's common stock previously owned by Mr. Parker, valued at the market price of the stock on the date of exercise. The Company recorded the 4,070 shares of the Company's common stock reacquired at cost, which shares were subsequently retired.

     (i) During the fiscal year ended June 30, 1998, Mr. Parker exercised options to purchase 32,000 shares of the Company's Common Stock. The exercise price for the options was $1.25 and the then current market price of the Compan's common stock was $3.875. Payment for these shares of Common Stock purchased upon the exercise of an option was made in shares of the Company's Common Stock previously owned by Mr. Parker pursuant to the Company's 1993 Incentive
Plan, as amended. As a result of this transaction, the Company recorded the 10,323 shares of the Company's common stock reacquired at cost, which shares were subsequently retired.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The Exhibits listed in the Index to Exhibits appearing at Page 38 filed as part of this report.

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


By (Signature and Title)                s/Aleron H. Larson, Jr.
                                Aleron H. Larson, Jr., Director

Date                                      05/07/99


By (Signature and Title)                s/Roger A. Parker
                                 Roger A. Parker, Director

Date                                       05/07/99


By (Signature and Title)                 s/Terry D. Enright
                                  Terry D. Enright, Director

Date                                        05/07/99


By (Signature and Title)                 s/Jerrie F. Eckelberger
                                  Jerrie F. Eckelberger, Director

Date                                        05/07/99


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



                                                 Cumulative
                                Unamortized      unrealized
                                 consulting        gain          Accumulated
                                  expense         (loss)         deficit        Total

Balance, July 1, 1996            (105,000)       (255,184)       (13,160,590)   7,823,908

Unrealized gain on equity
   securities                        -             41,215             41,215
Stock options granted as
   compensation                      -                -                  -          40,469
Preferred stock converted
   into common stock                 -                -                  -                 -
Shares issued for cash upon
   exercise of options               -                -                  -         760,844
Shares issued for undeveloped
   oil and gas properties            -                -                  -         173,250
Shares issued for developed
   oil and gas properties            -                -                  -           1,609
Shares issued for services           -                -                  -          30,000
Amortization of consulting
   expense                        105,000             -                  -         105,000
Shares reacquired and retired        -                -                  -         (18,062)
UFG settlement                       -                -                  -       2,669,642
Net loss                             -                -           (2,457,007)   (2,457,007)

Balance, June 30, 1997               -              (213,969)    (15,617,597)    9,170,868

Unrealized gain on equity
   securities                        -               671,563             -         671,563
Stock options granted as
   compensation                      -                 -                 -          46,402
Shares issued for cash upon
   exercise of options               -                 -                 -         203,536
Shares issued for cash               -                 -                 -         350,000
Shares issued for services           -                 -                 -          64,688
Shares reacquired and retired        -                 -                 -         (40,000)
Net loss                             -                 -            (962,003)     (962,003)

Balance, June 30, 1998               -               457,594     (16,579,600)    9,505,054



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