Form 10QSB
period 1999-09-30
DELTA PETROLEUM CORP/CO
filed 1999-11-15
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

6,678,902 shares of common stock $.01 par value were outstanding as of November 10, 1999.


                                                      FORM 10-QSB
                                                         1st QTR.
                                                          FY 2000

                             INDEX

PART I FINANCIAL INFORMATION
                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - September 30, 1999 and
          June 30, 1999 (unaudited)                           1

       Consolidated Statements of Operations -
          Three Months Ended
          September 30, 1999 and 1998 (unaudited)             3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1999 and
          Three Months Ended September 30, 1999 (unaudited)   4

       Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 1999 and 1998 (unaudited)             5

       Notes to Consolidated Financial Statements (unaudited) 6

Item 2.   Management's Discussion and Analysis
       Or Plan of Operations                                  9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                   16
Item 2.   Changes in Securities                               16
Item 3.   Defaults upon Senior Securities                     16
Item 4.   Submission of Matters to a Vote of
              Security Holders                                16
Item 5.   Other Information                                   16
Item 6.   Exhibits and Reports on Form 8-K                    16

The  terms  "Delta", "Company", "we", "our", and  "us"  refer  to
Delta Petroleum Corporation unless the context suggests otherwise.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                              September 30,         June 30,
                                                    1999                1999

ASSETS

Current Assets:
  Cash                                        $    39,560              99,545
  Trade accounts receivable,  net of
    allowance for doubtful accounts of $50,000
    September 30, 1999 and June 30, 1999          161,484             113,841
  Accounts receivable - related parties            95,687             116,855
  Other current assets                             10,900              10,100

      Total current assets                        307,631             340,341


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California
               properties                       7,369,830           7,369,830
      Undeveloped onshore domestic properties     476,795             506,363
      Undeveloped foreign properties              623,920             623,920
      Developed onshore domestic properties     2,307,804           2,231,187
  Office furniture and equipment                   83,363              82,489
                                               10,861,712          10,813,789

  Less accumulated depreciation and
               depletion                       (1,684,862)         (1,650,228)

      Net property and equipment                9,176,850           9,163,561

Long term assets:
  Deferred financing costs                         27,400                   -
  Investment in Bion Environmental                229,938             257,180
  Deposit on purchase of oil and gas
              properties                        3,919,800           1,616,050

      Total long term assets                    4,177,138           1,873,230

                                              $13,661,619          11,377,132



                                              September 30,         June 30,
                                                   1999                1999

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable                            $   410,584             393,542
  Accrued interest                                 90,675                   -
  Other accrued liabilities                        10,000              10,000
  Royalties payable                               108,289             127,166
  Current portion of long-term debt:
    Related party                                 144,000             105,268
    Other                                         216,425                   -

      Total current liabilities                   979,973             635,976

Long-term debt:
  Related party                                   856,000             894,732
  Other                                         1,823,575                   -

      Total long-term debt                      2,679,575             894,732

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares, none issued          -                   -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
        issued 6,653,902
    shares at September 30, 1999
        and 6,390,302
    at June 30, 1999                               66,539              63,903
  Additional paid-in capital                   30,190,800          29,476,275
  Accumulated other comprehensive loss           (148,332)           (115,395)
  Accumulated deficit                         (20,106,936)        (19,578,359)


      Total stockholders' equity               10,002,071           9,846,424

Commitments
                                              $13,661,619          11,377,132


                    See accompanying notes to consolidated financial statements.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Three Months Ended
                                            September 30,      September 30,
                                                1999                1998

Revenue:
  Oil and gas sales                         $ 116,540            202,479
  Other revenue                                30,288             61,160

    Total revenue                             146,828            263,639


Operating expenses:
  Lease operating expenses                     39,147             77,979
  Depreciation and depletion                   34,634             68,716
  Exploration expenses                            415             41,714
  Abandoned and impaired properties             1,114                  -
  Dry hole costs                                    -             97,218
  General and administrative                  380,083            379,146
  Stock option expense                        109,986              6,845

    Total operating expenses                  565,379            671,618

Loss from operations                         (418,551)          (407,979)

Other income and expenses:
  Interest expense                           (107,475)                 -
  Loss on sale of securities available
             for sale                          (2,551)           (12,989)

    Total other income and expenses          (110,026)           (12,989)

    Loss                                    $(528,577)          (420,968)


Basic and diluted loss per common share     $   (0.08)             (0.08)

Weighted average number of common
       shares outstanding                   6,574,445          5,515,684



See accompanying notes to consolidated financial statements.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Year ended June 30, 1999 and three months ended September 30, 1999
(Unaudited)

                                                                                                     Additional
                                                                     Common Stock                      paid-in
                                                                 Shares            Amount              capital

Balance, June 30, 1998                                        5,513,858        $   55,139           25,571,921

Comprehensive loss:
  Net loss                                                            -                 -                    -
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                                -                 -                    -
  Less: Reclassification adjustment for losses included
           in net loss                                                  -                 -                    -
Comprehensive loss                                                      -                 -                    -
Stock options granted as compensation                                   -                 -          2,081,423
Shares issued for cash upon exercise of options                 120,000             1,200              158,800
Shares issued for cash                                          196,444             1,964              354,011
Shares issued for services                                       10,000               100               15,650
Shares issued for oil and gas properties                        250,000             2,500              621,420
Shares issued for deposit on oil and gas properties             300,000             3,000              613,050
Fair value of warrant extended and repriced                             -                 -             60,000

Balance, June 30, 1999                                        6,390,302            63,903           29,476,275

Comprehensive loss:
  Net loss                                                            -                 -                    -
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                                -                 -                    -
  Less: Reclassification adjustment for losses included
          in net loss                                                   -                 -                    -
Comprehensive loss                                                      -                 -                    -
Stock options granted as compensation                                   -                 -            109,986
Shares issued for cash upon exercise of options                   163,600             1,636            301,789
Shares issued for deposit on oil and gas properties               100,000             1,000            302,750

Balance, September 30, 1999                                   6,653,902        $   66,539           30,190,800

                                                               Accumulated
                                                                  other
                                                              comprehensive
                                                                 income         Comprehensive        Accumulated
                                                                 (loss)            Income              deficit              Total

Balance, July 1, 1998                                           457,594                            (16,579,600)         9,505,054

Comprehensive loss:
  Net loss                                                                     (2,998,759)          (2,998,759)        (2,998,759)
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                       (669,542)                                       -
  Less: Reclassification adjustment for losses included
      in net loss                                                96,553          (572,989)                               (572,989)
Comprehensive loss                                                             (3,571,748)
Stock options granted as compensation                                   -                                      -        2,081,423
Shares issued for cash upon exercise of options                         -                                      -          160,000
Shares issued for cash                                                  -                                      -          355,975
Shares issued for services                                              -                                      -           15,750
Shares issued for oil and gas properties                                -                                      -          623,920
Shares issued for deposit on oil and gas properties                     -                                      -          616,050
Fair value of warrant extended and repriced                             -                                      -           60,000

Balance, June 30, 1998                                         (115,395)                           (19,578,359)         9,846,424

Comprehensive loss:
  Net loss                                                                       (528,577)            (528,577)          (528,577)
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                        (35,488)                                       -
  Less: Reclassification adjustment for losses included
         in net loss                                              2,551           (32,937)                                (32,937)
Comprehensive loss                                                               (561,514)
Stock options granted as compensation                                   -                                      -          109,986
Shares issued for cash upon exercise of options                         -                                      -          303,425
Shares issued for deposit on oil and gas properties                     -                                      -          303,750

Balance, September 30, 1999                                    (148,332)                           (20,106,936)        10,002,071

See accompanying notes to consolidated financial statements.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Three Months Ended
                                           September 30,       September 30,
                                                1999              1998

Net cash used in operating activities         $ (345,369)       (239,564)

Cash flows from investing activities:
    Additions to property and equipment         (47,923)        (134,928)
    Deposit on purchase of oil and gas
              properties                     (2,000,000)           -
    Proceeds from sale of securities
              available for sale                  2,551           49,597
Net cash used in investing activities        (2,045,372)         (85,331)

Cash flows from financing activities:
    Stock issued for cash upon exercise
              of options                        303,425             -
    Issuance of common stock for cash             -                5,975
    Proceeds from borrowing                   2,000,000          400,000
    Decrease (increase) in accounts
              receivable from
              related parties                    27,331          (88,798)
Net  cash provided by financing activities    2,330,756          317,177

Net decrease in cash                            (59,985)          (7,718)

Cash at beginning of period                      99,545           17,135

Cash at end of period                        $   39,560            9,417

Supplemental cash flow information -
Cash paid for interest                       $   15,000              -

Non-cash financing activities-
Common stock issued for deposit on purchase
  of oil and gas properties                  $  303,750              -


     See accompanying notes to consolidated financial statements.



     DELTA PETROLEUM CORPORATION
     AND SUBSIDIARY

     Notes to Consolidated Financial Statements
     Three Months Ended September 30, 1999 and 1998 (Unaudited)


     (1)  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 1999, previously filed with the Securities and Exchange Commission.

     (2)  Investments

          The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the three months ended September 30, 1999, the Company received an additional 4,354 shares of Bion's common stock for rent provided by the Company. Also during the three months ended September 30, 1999, the Company realized a loss on the sale of securities available for sale of $2,551.

          The  cost  and estimated market value of the  Company's
     investment in Bion at September 30, 1999 and June  30,  1998 are as follows:

                                                               Estimated
                                               Unrealized       Market
                                     Cost         Loss           Value

     September 30, 1999           $378,270      (148,332)      229,938

     June 30, 1999                $372,575      (115,395)      257,180


    (3)  Deposit on Purchase of Oil and Gas Properties

          During the year ended June 30, 1999, the Company entered into an agreement to acquire a 6.07% working interest in the Point Arguello Unit, its three platforms (Hidalgo, Harvest and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent undeveloped Rocky Point Unit from an unrelated entity. The unrelated entity will retain its proportionate share of future abandonment liability associated with both the onshore and offshore facilities of the Point Arguello Unit. The agreement called for an initial issuance of 300,000 shares of restricted common stock and a $1,000,000 deposit which the Company completed in fiscal 1999. In addition, the agreement called for
    $2,000,000 to be paid by August 2, 1999 and the final payment of $3,000,000, to be paid on or before December 1, 1999. On August 2, 1999, as required by the agreement, the Company paid an additional $2,000,000. The final payment is to be adjusted for operating expenses and permitted capital expenditures of the working interest from April 1,1999 to December 1, 1999.

          Under the agreement, if Delta does not make the final payment of approximately $3,000,000 Delta would, upon closing, acquire an approximate 3.035% net operating interest in the Point Arguello Unit and one half of the sellers working interest in the undeveloped Rocky Point Unit. In addition, the agreement provides that if
    development  and  operating  expenses  are  not  covered   by
    production revenues then, at Delta's election, until December 31, 2000, the seller will invest up to $2,000,000 in Delta through the purchase of Delta Preferred Stock to cover such costs.

   (4)  Long Term Debt - Related Party

          On May 24, 1999, the Company borrowed $1,000,000 at 18% per annum from the Company's officers maturing on June 1, 2001. The Company agreed to make monthly payments of interest only for the first six months and thereafter monthly principal and interest payments of $29,375 through June 1, 2001 with the remaining principal amount payable at the maturity date.

   (5)  Long Term Debt - Other

          On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity maturing on August 1, 2001 which was personally guaranteed by the officers of the Company. The Company agreed to pay a 2% origination fee and to make monthly payments of interest only for the first six months and thereafter monthly principal and interest payments of $58,750 through August 1, 2001 with the remaining principal amount payable at the maturity date.

          As consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the interest in each property) will be assigned to each of the officers.

     (6)  Subsequent Events

          On November 1, 1999, the Company acquired interests  in
    11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

          Also on November 1, 1999, the Company borrowed the funds for the above mentioned acquisition at 18% per annum from an unrelated entity maturing on January 31, 2000, which was personally guaranteed by the officers of the Company.
    As consideration for the guarantee of the Company indebtedness, the Company agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). The Company also agreed to pay a 1% origination fee.
    Item  2.    Management's Discussion and Analysis or  Plan  of
    Operations

          Forward Looking Statement

           The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously discussed in the Company's annual report on Form 10-KSB.

          Liquidity and Capital Resources.

           Our current assets include accounts receivable from related parties (including affiliated companies) of $95,687 at September 30, 1999 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by us. The amounts are due on open account and are non-interest bearing. Our current liabilities include royalties payable of $108,289 at September 30, 1999 which represent our estimate of royalties payable on production attributable to our 91.68% owned subsidiary's, Amber Resources Company ("Amber"), interest in certain wells in Oklahoma, including production prior to the acquisition of Amber. We believe that the operators of the affected wells have paid some of the royalties on our behalf and have withheld such amounts from revenues attributable to our interest in the wells. We have been in contact with the operators of the wells in an attempt to determine what amounts the operators have paid on our behalf over the past five years, which amounts would reduce the amounts we owe. We have been informed by our legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

            We believe that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. Further, Amber, rather than Delta, would be directly liable for payment of any such claims. We believe, although there can be no assurance, that we may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

          Our working interest share of the future estimated development costs relating to our undeveloped offshore
     California properties approximates $217 million. No significant amounts are expected to be incurred during fiscal 2000 and $1.0 million and $4.2 million are expected to be incurred during fiscal 2001 and 2002, respectively. The amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. Alternatively, we may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

          On  May  24, 1999, we borrowed $1,000,000  at  18%  per
    annum from our officers under a promissory note maturing on June 1, 2001. We agreed to make monthly payments of interest only for the first six months and thereafter monthly principal and interest payments of $29,375 through June 1, 2001 with the remaining principal amount payable at the maturity date.

          On July 1, 1999, we borrowed $2,000,000 at 18% per annum from an unrelated entity maturing on August 1, 2001 which was personally guaranteed by our officers. We agreed to pay a 2% origination fee and to make monthly payments of interest only for the first six months and thereafter monthly principal and interest payments of $58,750 through August 1, 2001 with the remaining principal amount payable at the maturity date.

          As consideration for the guarantee of our indebtedness, we entered into an agreement with our officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds form the loans (proportionately reduced to the interest in each property acquired) will be assigned to each of the officers.

          On November 1, 1999, we acquired interests in 11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

          Also on November 1, 1999, we borrowed the funds for the above mentioned acquisition at 18% per annum from an unrelated entity maturing on January 31, 2000, which was personally guaranteed by the officers of the Company. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). We also agreed to pay a 1% origination fee.

           We expect to raise additional capital by selling our common stock in order to fund our capital requirements for our portion of the costs of the drilling and completion of development wells on our proved undeveloped properties during the next twelve months. There is no assurance that we will be able to do so or that we will be able to do so upon terms that are acceptable. We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our operations and our capital requirements for development of our properties including establishing a credit facility, sale of equity or debt securities and sale
     of  properties.   Many of the factors which may  affect  our
     future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

          After evaluation of the considerations described above, we believe that our cash flow from our existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     Results of Operations

           Loss. We reported a loss for the three months ended September 30, 1999 of $528,577 compared to $420,968 for the three months ended September 30, 1998. The losses for the three months ended September 30, 1999 and 1998 were effected by numerous items, described in detail below.

           Revenue. Total revenues for the three months ended September 30, 1999 were $146,828 compared to $236,639 for the three months ended September 30, 1998. Oil and gas sales for the three months ended September 30, 1999 were $116,540 compared to $202,479 for the three months ended September 30, 1998. Our oil and gas sales decreased as a result of the sale of certain oil and gas properties effective October 1, 1998.

           Production volumes and average prices received for the three month periods ended September 30, 1999 and 1998 are as follows:

                                        Three Months Ended
                                           September30,
                                        1999           1998
          Production:
               Oil (barrels)            1,076         1,848
               Gas (Mcfs)              53,419        94,139
          Average Price:
               Oil (per barrel)       $ 20.64        $11.11
               Gas (per Mcf)           $ 1.77         $1.93

           Lease Operating Expenses. Lease operating expenses were $39,147 and $77,979 for the three months ended September 30, 1999 and 1998, respectively. On a Mcf equivalent basis, lease operating expenses were $.57, per Mcf equivalent during the three months ended September 30, 1999 compared to $.74, per Mcf equivalent for the same periods in 1998. The decrease in lease operating expense can be attributed to the sale of certain oil and gas properties in an area that is more costly to operate than existing production.

           Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended September 30, 1999 were $34,634 compared to $68,716 for the same period in 1998. On a Mcf equivalent basis, depreciation and depletion expense was $.58 per Mcf equivalent during the three months ended September 30, 1999 compared to $.65 per Mcf equivalent for the same period in 1998. The decrease in depreciation and depletion expense can be attributable to the sale of certain oil and gas properties effective October 1, 1998.

          Exploration Expenses. We recorded exploration expenses of $417 for the three months ended September 30, 1999 compared to $41,714 for the same period in 1998. Exploration costs decreased from 1999 to 1998 as the Company did not renew certain non-strategic leases in the Sacramento Basin in Northern California.

           Dry Hole Costs. We recorded dry hole costs for three dry holes during the three month period ended September 30, 1998.

           General  and  Administrative Expenses.    General  and
     administrative expenses for the three months ended September
     30, 1999 were $380,083 compared to $379,146 for the same periods in 1998.

     Future Operations

          We,   directly   and  through  our  subsidiary,   Amber
     Resources Company, own interests in four undeveloped federal units (plus one additional lease) located in federal waters offshore California near Santa Barbara.

          Our development plan currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; 60 wells from one platform set in a water depth of approximately 336 feet for the Point Sal Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A would be set in a water depth of approximately 507 feet, and Platform B would be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art."

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

          While the costs to develop the offshore California properties in which we own an interest are anticipated to be substantial in relation to our small size, management believes that the opportunities for us to increase our asset base and ultimately improve our cash flow are also substantial in relation to our size. Although there are several factors to be considered in connection with our plans to obtain funding from outside sources as necessary to pay our proportionate share of the costs associated with developing our offshore properties (not the least of which is the possibility that prices for petroleum products could decline in the future to a point at which development of the properties is no longer economically feasible), we believe that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

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

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits.
               27.  Financial Data Schedule.

          (b) Reports on Form 8-K:
               August 25, 1999; Items 5 & 7.
               November 1, 1999; Items 2 & 7.


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



Date: November 11, 1999

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