Form 10QSB
period 1999-12-31
DELTA PETROLEUM CORP/CO
filed 2000-02-17
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999

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

7,564,702 shares of common stock $.01 par value were outstanding as of February 10, 2000.


                                                      FORM 10-QSB
                                                         2nd QTR.
                                                          FY 2000

                             INDEX

PART I FINANCIAL INFORMATION
                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - December 31, 1999 and
          June 30, 1999 (unaudited)                           1

       Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 1999 and 1998 (unaudited)              3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1999 and
          Six Months Ended December 31, 1999 (unaudited)      4

       Consolidated Statements of Cash Flows -
          Three and Six Months Ended
          December 31, 1999 and 1998 (unaudited)              5

       Notes to Consolidated Financial Statements (unaudited) 7

Item 2.   Management's Discussion and Analysis
       Or Plan of Operations                                 12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                  18
Item 2.   Changes in Securities                              18
Item 3.   Defaults upon Senior Securities                    18
Item 4.   Submission of Matters to a Vote of
             Security Holders                                18
Item 5.   Other Information                                  18
Item 6.   Exhibits and Reports on Form 8-K                   18

The  terms  "Delta", "Company", "we", "our", and  "us"  refer  to
Delta Petroleum Corporation unless the context suggests otherwise.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                            December 31,            June 30,
                                                                1999                  1999

ASSETS

Current Assets:
  Cash                                                     $    758,977                99,545
  Trade accounts receivable,  net of
    allowance for doubtful accounts of $50,000
    December 31, 1999 and June 30, 1999                         903,885               113,841
  Accounts receivable - related parties                         137,322               116,855
  Other current assets                                          239,927                10,100

      Total current assets                                    2,040,111               340,341


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California properties              8,759,310             7,369,830
      Undeveloped onshore domestic properties                   476,795               506,363
      Undeveloped foreign properties                            623,920               623,920
      Developed offshore California properties                4,020,755                     -
      Developed onshore domestic properties                   5,171,012             2,231,187
  Office furniture and equipment                                 86,800                82,489
                                                             19,138,592            10,813,789

  Less accumulated depreciation and depletion                (1,857,294)           (1,650,228)

      Net property and equipment                             17,281,298             9,163,561

Long term assets:
  Deferred financing costs                                      429,910                     -
  Investment in Bion Environmental                              420,381               257,180
  Partnership net assets                                        986,000                     -
  Deposit on purchase of oil and gas properties                       -             1,616,050

      Total long term assets                                  1,836,291             1,873,230

                                                           $ 21,067,700            11,377,132





DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED
(Unaudited)


                                                            December 31,            June 30,
                                                                1999                  1999

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable                                         $    982,664               393,542
  Other accrued liabilities                                      31,181                10,000
  Royalties payable                                              89,412               127,166
  Current portion of long-term debt:
    Related party                                                     -               105,268
    Other                                                     2,503,293                     -

      Total current liabilities                               3,606,550               635,976

Long-term debt:
  Related party                                                       -               894,732
  Other                                                       6,223,000                     -

      Total long-term debt                                    6,223,000               894,732

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares, none issued                           -                     -
  Common stock, $.01 par value;
    authorized 300,000,000 shares, issued 7,311,902
    shares at December 31, 1999 and 6,390,302
    at June 30, 1999                                             73,119                63,903
  Additional paid-in capital                                 31,953,584            29,476,275
  Accumulated other comprehensive loss                           25,611              (115,395)
  Accumulated deficit                                       (21,049,164)          (19,578,359)

      Total stockholders' equity                             11,003,150             9,846,424

Commitments
                                                           $ 20,832,700            11,377,132




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Three Months Ended
                                                        December 31,           December 31,
                                                            1999                   1998

Revenue:
  Oil and gas sales                                   $    555,159               104,427
  Gain on sale of oil and gas properties                         -               957,147
  Other revenue                                             31,847                60,580

    Total revenue                                          587,006             1,122,154


Operating expenses:
  Lease operating expenses                                 372,800                47,115
  Depreciation and depletion                               172,432                24,810
  Exploration expenses                                      20,715                14,578
  Dry hole costs                                                 -               122,489
  General and administrative                               411,475               305,446
  Stock option expense                                     102,079                21,830

    Total operating expenses                             1,079,501               536,268

Income (loss) from operations                             (492,495)              585,886

Other income and expenses:
  Interest and financing costs                            (449,733)                    -
  Loss on sale of securities available for sale                  -                (9,053)

    Total other income and expenses                       (449,733)               (9,053)

    Net income (loss)                                 $   (942,228)              576,833

Net income (loss) per common share:
  Basic                                               $      (0.14)                  0.10
  Diluted                                             $      (0.14)                  0.09



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      Six Months Ended
                                                        December 31,           December 31,
                                                            1999                   1998

Revenue:
  Oil and gas sales                                   $    671,699               306,906
  Gain on sale of oil and gas properties                         -               957,147
  Other revenue                                             62,135               121,740

    Total revenue                                          733,834             1,385,793


Operating expenses:
  Lease operating expenses                                 411,947               125,094
  Depreciation and depletion                               207,066                93,526
  Exploration expenses                                      22,244                56,292
  Dry hole costs                                                 -               219,707
  General and administrative                               791,558               674,592
  Stock option expense                                     212,065                28,675

    Total operating expenses                             1,644,880             1,197,886

Income (loss) from operations                             (911,046)              187,907

Other income and expenses:
  Interest and financing costs                            (557,208)              (10,000)
  Loss on sale of securities available for sale             (2,551)              (22,042)

    Total other income and expenses                       (559,759)              (32,042)

    Net income (loss)                                 $ (1,470,805)              155,865

Net income (loss) per common share:
  Basic                                               $      (0.22)                      0.03
  Diluted                                             $      (0.22)                      0.02




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Year ended June 30, 1999 and six months ended December 31, 1999
(Unaudited)

                                                                                                        Additional
                                                               Common Stock                              paid-in
                                                                  Shares             Amount              capital

Balance, June 30, 1998                                         5,513,858         $   55,139           25,571,921

Comprehensive loss:
  Net loss                                                            -                  -                    -
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                              -                -                  -
  Less: Reclassification adjustment for losses included in net loss   -                -                  -
Comprehensive loss                                                    -                -                  -
Stock options granted as compensation                                 -                -               2,081,423
Shares issued for cash upon exercise of options                  120,000              1,200              158,800
Shares issued for cash                                           196,444              1,964              354,011
Shares issued for services                                        10,000                100               15,650
Shares issued for oil and gas properties                         250,000              2,500              621,420
Shares issued for deposit on oil and gas properties              300,000              3,000              613,050
Fair value of warrant extended and repriced                              -                  -             60,000

Balance, June 30, 1999                                         6,390,302             63,903           29,476,275

Comprehensive loss:
  Net loss                                                             -                  -                    -
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities                                 -                  -                     -
  Less: Reclassification adjustment for losses included in net loss      -                  -                     -
Comprehensive loss                                                       -                  -                     -
Stock options granted as compensation                                    -                  -            212,065
Shares issued for cash                                           428,000              4,280              669,720
Shares issued for cash upon exercise of options                  263,600              2,636              482,039
Shares and options issued with financing                          15,000                150              566,072
Shares issued for oil and gas properties                         115,000              1,150              244,663
Shares issued for deposit on oil and gas properties              100,000              1,000              302,750
Balance, December 31, 1999                                     7,311,902         $   73,119           31,953,584

                                                                Accumulated
                                                                   other
                                                               comprehensive
                                                                  income          Comprehensive        Accumulated
                                                                  (loss)              loss               deficit            Total

Balance, July 1, 1998                                            457,594                             (16,579,600)       9,505,054

Comprehensive loss:
  Net loss                                                                       (2,998,759)          (2,998,759)      (2,998,759)
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                        (669,542)                                         -
  Less: Reclassification adjustment for losses
           included in net loss                                   96,553           (572,989)                             (572,989)
Comprehensive loss                                                               (3,571,748)
Stock options granted as compensation                                    -                                        -      2,081,423
Shares issued for cash upon exercise of options                          -                                        -        160,000
Shares issued for cash                                                   -                                        -        355,975
Shares issued for services                                               -                                        -         15,750
Shares issued for oil and gas properties                                 -                                        -        623,920
Shares issued for deposit on oil and gas properties                      -                                        -        616,050
Fair value of warrant extended and repriced                              -                                        -         60,000

Balance, June 30, 1999                                          (115,395)                            (19,578,359)        9,846,424

Comprehensive loss:
  Net loss                                                                       (1,470,805)          (1,470,805)       (1,470,805)
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities                         138,455                                          -
  Less: Reclassification adjustment for losses
             included in net losss                                 2,551            141,006                                  141,006
Comprehensive loss                                                               (1,329,799)
Stock options granted as compensation                                    -                                        -          212,065
Shares issued for cash                                                   -                                        -          674,000
Shares issued for cash upon exercise of options                          -                                        -          484,675
Shares and options issued with financing                                                                                     566,222
Shares issued for oil and gas properties                                 -                                          -        245,813
Shares issued for deposit on oil and gas properties                      -                                        -          303,750

Balance, December 31, 1999                                        25,611                             (21,049,164)         11,003,150




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Six Months Ended
                                                                           December 31,            December 31,
                                                                               1999                    1998



Net cash used in operating activities                                    $ (1,986,423)               (768,483)

Cash flows from investing activities:
    Additions to property and equipment                                    (6,159,190)               (160,573)
    Proceeds from sale of oil and gas properties                                    -               1,384,000
    Proceeds from sale of securities available for sale                         2,551                  71,837
Net cash provided by (used in) investing activities                        (6,156,639)              1,295,264

Cash flows from financing activities:
    Stock issued for cash upon exercise of options                            484,675                       -
    Issuance of common stock for cash                                         674,000                   5,975
    Proceeds from borrowings                                               12,816,851                       -
    Repayment of borrowings                                                (5,158,728)                      -
    Decrease (increase) in accounts receivable from
                   related parties                                            (14,304)                (26,417)
Net  cash provided by (used in) financing activities                        8,802,494                 (20,442)

Net increase in cash                                                          659,432                 506,339

Cash at beginning of period                                                    99,545                  17,135

Cash at end of period                                                    $    758,977                 523,474

Supplemental cash flow information -
Cash paid for interest                                                     $    259,353                10,000

Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties                                                $    549,563                    -

Common stock and options issued
  for services relating to debt financing                                  $    800,622                    -

Common stock issued for undeveloped foreign properties                     $          -               623,920


                                 See accompanying notes to consolidated financial statements.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 1999 and 1998 (Unaudited)


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

     Liquidity

          The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 1999, the Company had a working capital deficit of $1,656,439. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner.

           The Company is taking steps to reduce losses and generate cash flow from operations which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, although, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

     (2)  Investments

          The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the six months ended December 31, 1999, the Company received an additional 21,162 shares of Bion's common stock for rent provided by the Company. Also during the six months ended December 31, 1999, the Company realized a loss on the sale of securities available for sale of $2,551.

          The  cost  and estimated market value of the  Company's
     investment  in Bion at December 31, 1999 and June  30,  1999 are as follows:
                                                                 Estimated
                                                    Unrealized     Market
                                        Cost        Gain (Loss)     Value

     December 31, 1999                $394,771          25,611     420,382
     June 30, 1999                    $372,575        (115,395)    257,180

(3)  (3)  Oil and Gas Properties

          On November 1, 1999, the Company acquired interests  in
    11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

           On December 1, 1999, the Company completed the acquisition of a 6.07% working interest in the Point Arguello Unit, its three platforms (Hidalgo, Harvest and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent undeveloped Rocky Point Unit from an unrelated entity. The seller is unrelated and will retain its proportionate share of future abandonment liability associated with both the onshore and offshore facilities of the Point Arguello Unit. The acquisition had a purchase price of approximately $6,758,550 consisting of $5,625,000 in cash and 500,000 shares of the Company's restricted common stock with a fair market value of $1,133,500.

          In addition, the agreement provides that if development and operating expenses are greater than production revenues then, at Delta's election, until December 31, 2000, the seller will invest up to $1,000,000 in Delta through the purchase of Delta Preferred Stock to cover excess expenses incurred by Delta.

     (4)  Long Term Debt - Related Party

          On May 24, 1999, the Company borrowed $1,000,000 at 18%
    per  annum  from the Company's officers maturing on  June  1,
    2001.    On  December 1, 1999 the Company paid  the  loan  in
    full.

     (5)  Long Term Debt - Other

          On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity which was personally guaranteed by the officers of the Company. On December 1, 1999, the Company paid a portion of the principal and accrued interest leaving a principal balance of $726,293. The Company paid a 2% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the interest in each property) will be assigned to each of the officers. Each overriding royalty has a fair market of approximately $125,000 which was recorded as an adjustment to the purchase price.

          On November 1, 1999, the Company borrowed approximately
    $2,880,000  at  18%  per  annum  from  an  unrelated   entity
    maturing   on   January  31,  2000,  which   was   personally
    guaranteed  by  the  officers  of  the  Company.    The  loan
    proceeds were used to purchase the 11 producing wells and associated acreage in New Mexico and Texas. On December 1,
    1999,  the Company paid the loan in full.   The Company  also
    paid a 1% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in
    each  property).   Each overriding royalty has a fair  market
    of approximately $37,500 which was recorded as an adjustment to the purchase price. The Company also paid a 1% origination fee to the lender.

          On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from an unrelated entity. The loan agreement provides for a 4-1/2 year loan with additional compensation to the lender if paid after September 1, 2000. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit purchase. The Company is required to make minimum monthly payments equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The Company has assumed the minimum payments of $150,000 per month for the determination of the current portion of long term debt. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds to date in the current fiscal year.

     (6)  Earnings Per Share

          The following table sets forth the computation of basic
     and diluted earnings per share:
                                                    Three Months Ended
                                                        December 31,
                                                     1999          1998
     Numerator:
          Numerator for basic and diluted
          earned per share-income available
          to common stockholders                    $(942,228)     $576,833
     Denominator:
       Denominator for basis earnings
          per share-weighted average shares          6,855,761    5,763,071
        Effect of dilutive securities stock options       *         789,451
     Denominator for diluted earnings per
       Common share-adjusted weighted
       Average shares assuming conversion            6,855,761    6,552,522
     Basic  earnings  per common  share                  $(.14)         .10
     Diluted earnings per common share                   $(.14)         .09

    *stock options are anti-dilutive for the three and six

                                                         Six Months Ended
                                                           December 31,
                                                        1999          1998
     Numerator:
          Numerator for basic and diluted
          earned per share-income available
          to common stockholders                    $(1,470,805)     $155,865
     Denominator:
       Denominator for basis earnings
          per share-weighted average shares             6,719,152   5,643,148
       Effect of dilutive securities
          stock options                                      *        871,993
     Denominator for diluted earnings per
       Common share-adjusted weighted
       Average shares assuming conversion               6,719,152   6,515,141

     Basic  earnings  per common  share                    $(.22)         .03
     Diluted earnings per common share                     $(.22)         .02

           *stock options are anti-dilutive for the three and six

     (7)  Subsequent Event

           On January 4, 2000, the Company completed the sale of 175,000 shares of the Company's common stock in a private transaction to an unrelated entity for $350,000.

Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
Operations

     Forward Looking Statements

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

     Liquidity and Capital Resources.

      At December 31, 1999, we had a working capital deficit of $1,566,439 compared to a working capital deficit of $295,635 at June 30, 1999. Our current assets include accounts receivable from related parties (including affiliated companies) of $137,322 at December 31, 1999 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by us. The amounts are due on open account and are non-interest bearing. Our current liabilities include current portion of long-term debt of $2,503,293 at December 31, 1999. We borrowed these funds to acquire certain oil and gas properties.

       Our working interest share of the future estimated development costs based on estimates developed by the partners relating to four of our five undeveloped offshore California properties approximates $217 million. No significant amounts are expected to be incurred during fiscal 2000 and $1.0 million and $4.2 million are expected to be incurred during fiscal 2001 and 2002, respectively. There are additional as yet undetermined costs that we expect in connection with the development of the fifth undeveloped property in which we have an interest (Rocky Point Unit). The amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties  which  would result in the forfeiture  of  substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

      On May 24, 1999, we borrowed $1,000,000 at 18% per annum from our officers under a promissory note maturing on June 1, 2001. This promissory note was identical in terms to the promissory note under which these officers borrowed the money which they, in turn, loaned to us. On December 1, 1999, we paid the loan in full.

      On July 30, 1999, we borrowed $2,000,000 at 18% per annum from an unrelated entity maturing on August 1, 2001 which was personally guaranteed by our officers. The loan proceeds were used as deposit funds for the Point Arguello acquisition. We paid a 2% origination fee to the lender. In addition, as consideration for the guarantee of our indebtedness, we entered into an agreement with our officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds form the loans (proportionately reduced to the interest in each property acquired) will be assigned to each of the officers. Each overriding royalty has a fair market value of approximately $125,000 which was recorded as an adjustment to the purchase price. On December 1, 1999, we paid a portion of the principal and accrued interest leaving a principal balance of $726,293.

     On November 1, 1999, we acquired interests in 11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

      Also on November 1, 1999, we borrowed the funds for the above mentioned acquisition at 18% per annum from an unrelated entity maturing on January 31, 2000, which was personally guaranteed by the officers of the Company. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). Each overriding royalty has a fair market value of approximately $37,500 which was recorded as an adjustment to the purchase price. We also paid a 1% origination fee to the lender. On December 1, 1999, we paid the loan in full.

     On December 1, 1999, we acquired a 6.07% working interest in the Point Arguello Unit, its three platforms (Hidalgo, Harvest, and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent Rocky Point Unit for $5.6 million in cash consideration and the issuance of 500,000 shares of the Company's common stock with an estimated fair value of $1,133,550.

      On December 1, 1999, we borrowed $8,000,000 at prime rate plus 1-1/2% from an unrelated entity. The loan agreement provides for a 4-1/2 year loan with additional compensation to the lender if paid after September 1, 2000. The proceeds from this loan were used to payoff existing debt and the balance of the Point Arguello Unit purchase. We are required to make monthly payments equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The loan is collateralized by our oil and gas properties acquired with the loan proceeds.

      We expect to raise additional capital by selling our common stock in order to fund our capital requirements for our portion of the costs of the drilling and completion of development wells on our proved undeveloped properties during the next twelve months. There is no assurance that we will be able to do so or that we will be able to do so upon terms that are acceptable. We do not currently have a credit facility for future development costs with any bank and we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our operations and our capital requirements for development of our properties including establishing a credit facility, sale of equity or debt securities and sale of properties. Many of the factors which may affect our future operating performance and liquidity are beyond our
control,   including  oil  and  natural  gas   prices   and   the
availability of financing.

      After evaluation of the considerations described above, we presently believe that our cash flow from our existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     Results of Operations

      Income (loss). We reported a loss for the three and six months ended December 31, 1999 of $942,228 and $1,470,805 compared to net income of $576,833 and $155,865 for the three and six months ended December 31, 1998. The losses for the three and six months ended December 31, 1999 and 1998 were effected by numerous items, described in detail below.

      Revenue. Total revenues for the three and six months ended December 31, 1999 were $587,006 and $733,834 compared to $1,122,154 and $1,385,793 for the three and six months ended December 31, 1998, respectively. Oil and gas sales for the three and six months ended December 31, 1999 were $555,159 and $671,699 compared to $104,427 and $306,906 for the three and six months ended December 31, 1998, respectively. Our total revenue decreased from 1998 to 1999 due to the 1998 sale of certain oil and gas properties resulting in a gain of $957,147. However, oil and gas revenue increased during 1999 resulting from two acquisitions during the quarter ended December 31, 1999.

     Production volumes and average prices received for the three and six month periods ended December 31, 1999 and 1998 are as follows:

                                Three Months Ended       Six Months Ended
                                   December 31,             December 31,
                                 1999        1998         1999        1998

     Production - Onshore:
            Oil (Bbls)            2,788         358         3,864     2,206
            Gas (Mcfs)          117,478      50,431       170,897   144,570
     Average Price-Onshore :
            Oil (per Bbls)       $18.92       11.47        $19.40     11.17
            Gas (per Mcf)         $2.23        1.99         $2.09      1.95


                              Three Months Ended          Six Months Ended
                                December 31,                December 31,
                              1999          1998          1999         1998

   Production - Offshore-
      Oil  (Bbls)            24,765          -          24,765           -
   Average Price-Offshore-
       Oil (per Bbls)        $ 9.54          -           $9.54           -

      Lease Operating Expenses. Lease operating expenses were $372,800 and $411,947 for the three and six months ended December 31, 1999 compared to $47,115 and $125,094 for the three and six months ended June 30, 1998, respectively. On a Bbl equivalent basis, lease operating expenses were $7.91 and $7.21, per Bbl equivalent during the three and six months ended December 31, 1999 compared to $5.38 and $4.76, per Bbl equivalent for the same periods in 1998, respectively. The increase in lease operating expense can be attributed to the purchase of certain oil and gas properties during the quarter ended December 31, 1999.

       Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 1999 were $172,432 and $207,066 compared to $24,810 abd $93,526 for the same period in 1998, respectively. On a Bbl equivalent basis, depreciation and depletion expense was $3.65 and $3.63 per Bbl equivalent during the three and six months ended December 31, 1999 compared to $2.93 and $3.56 per Bbl equivalent for the same period in 1998, respectively. The increase in depreciation and depletion expense can be attributable to the acquisition of certain oil and gas properties during the quarter ended December 31, 1999.

      Exploration Expenses. We recorded exploration expenses of $20,715 and $22,244 for the three and six months ended December
31, 1999 compared to $14,578 and $56,292 for the same period in 1998, respectively.

     Dry Hole Costs. We recorded dry hole costs for six dry holes during the three and six month period ended December 31, 1998.

       General   and  Administrative  Expenses.     General   and
administrative  expenses  for the  three  and  six  months  ended
December 31, 1999 were $411,475 and $791,558 compared to $305,406 and $674,592 for the same periods in 1998, respectively.

      Interest and Financing Costs. Interest and financing costs for the three and six months ended December 31, 1999 were $449,733 and $557,208 compared to $0 and $10,000 for the same period in 1998, respectively. The increase in interest and financing costs can be contributed to the debt established to purchase certain oil and gas properties.

     Future Operations

      We, directly and through our subsidiary, Amber Resources Company, own interests in five undeveloped federal units (plus one additional lease) and in one producing federal unit containing three platforms, all located in federal waters offshore California near Santa Barbara.

      Current Status. On October 15, 1992 the MMS directed a Suspension of Operations ("SOO") effective January 1, 1993, for the POCS non-producing leases and units, pursuant to CFR 250.110, to enable the lease owners to participate in what became known as the COOGER Study. This allowed the leases to be held under an SOO during the term of the study thereby permitting the owners to cease paying lease payments to the Federal government and suspending the requirements relating to development of these leases during this period. On November 12, 1999, the MMS directed a Suspension of Production and required each of the operators to carryout an agreed upon Schedule of Events with respect to each of their respective leases and units.

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

     Cost to Develop Offshore California Properties. The cost to develop four of our five undeveloped units (plus one lease)
located offshore California, in which Delta owns an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated by the partners to be slightly in excess of $3 billion. Our share based on our current working interest of such costs over the life of the properties is estimated to be approximately $216 million. There will be additional costs of a currently undetermined amount to develop the Rocky Point Unit which is the fifth undeveloped unit in which we own an interest.

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

      To the extent that prices for petroleum products were to decline below their recent levels, it is likely that development efforts will proceed at a slower pace such that costs will be incurred over a more extended period of time. If petroleum prices increase, however, we believe that development efforts will intensify. Our ability to successfully negotiate financing to pay our share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.


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

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits.
               27.  Financial Data Schedule.

          (b) Reports on Form 8-K:
               Form 8-K November 1, 1999;  Items 5 & 7.
               Form 8-K/A November 1, 1999; Item 7
               Form 8-K December 1, 1999; Items 2 & 5 & 7
               Form 8-K/A December 1, 1999; Item 7
               Form 8-K January 4, 2000; Items 5 & 7




                           SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DELTA PETROLEUM CORPORATION
                             (Registrant)

                                 s/Aleron H. Larson, Jr.
                             Aleron H. Larson, Jr.
                             Chairman of the Board, and Treasurer



                                 s/Kevin K. Nanke
                             Kevin   K.  Nanke, Chief Financial Officer
                             And Principle Accounting Officer


Date: February 16, 2000

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