Form 10QSB/A
period 1999-12-31
DELTA PETROLEUM CORP/CO
filed 2000-02-24
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB/A


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


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California properties              8,759,310             7,369,830
      Undeveloped onshore domestic properties                   476,795               506,363
      Undeveloped foreign properties                            623,920               623,920
      Developed offshore California properties                3,770,755                     -
      Developed onshore domestic properties                   5,096,012             2,231,187
  Office furniture and equipment                                 86,800                82,489
                                                             18,813,592            10,813,789

  Less accumulated depreciation and depletion                (1,857,294)           (1,650,228)

      Net property and equipment                             16,956,298             9,163,561

Long term assets:
  Deferred financing costs                                      429,910                     -
  Investment in Bion Environmental                              420,381               257,180
  Partnership net assets                                        986,000                     -
  Deposit on purchase of oil and gas properties                       -             1,616,050

      Total long term assets                                  1,836,291             1,873,230

                                                           $ 20,832,700            11,377,132





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


Date: February 23, 2000

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