Form 10QSB
period 2000-03-31
DELTA PETROLEUM CORP/CO
filed 2000-05-12
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

7,972,179 shares of common stock $.01 par value were outstanding as of May 5, 2000.


                                                      FORM 10-QSB
                                                         3rd QTR.
                                                          FY 2000

                             INDEX

PART I FINANCIAL INFORMATION
                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - March 31, 2000 and
          June 30, 1999 (unaudited)                           1

       Consolidated Statements of Operations -
          Three and Nine Months Ended
          March 31, 2000 and 1999 (unaudited)                 3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 1999 and
          Nine Months Ended March 31, 2000 (unaudited)        4

       Consolidated Statements of Cash Flows -
          Three and Nine Months Ended
          March 31, 2000 and 1999 (unaudited)                 5

       Notes to Consolidated Financial Statements (unaudited) 7

Item 2.   Management's Discussion and Analysis
         Or Plan of Operations                                11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                   17
Item 2.   Changes in Securities                               17
Item 3.   Defaults upon Senior Securities                     17
Item 4.   Submission of Matters to a Vote of
       Security Holders                                       17
Item 5.   Other Information                                   17
Item 6.   Exhibits and Reports on Form 8-K                    17

The  terms  "Delta", "Company", "we", "our", and  "us"  refer  to
Delta Petroleum Corporation unless the context suggests otherwise.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                             March 31,             June 30,
                                               2000                  1999

ASSETS

Current Assets:
  Cash                                   $    419,449                99,545
  Trade accounts receivable, net of
    allowance for doubtful
    accounts of $50,000
    March 31, 2000 and June 30, 1999          907,736               113,841
  Accounts receivable - related parties       163,205               116,855
  Other current assets                        196,800                10,100

      Total current assets                  1,687,190               340,341


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California
                properties                  9,109,310             7,369,830
      Undeveloped onshore domestic
                properties                    476,795               506,363
      Undeveloped foreign properties          623,920               623,920
      Developed offshore California
                properties                  4,547,411                     -
      Developed onshore domestic
                properties                  5,128,834             2,231,187
  Office furniture and equipment               88,432                82,489
                                           19,974,702            10,813,789

  Less accumulated depreciation
                and depletion              (2,045,199)           (1,650,228)

      Net property and equipment           17,929,503             9,163,561

Long term assets:
  Deferred financing costs                    391,453                     -
  Investment in Bion Environmental            313,548               257,180
  Partnership net assets                      476,049                     -
  Deposit on purchase of oil and
                gas properties                      -             1,616,050

      Total long term assets                1,181,050             1,873,230

                                         $ 20,797,743            11,377,132



                                             March 31,             June 30,
                                               2000                  1999

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable                       $  1,451,636               393,542
  Other accrued liabilities                    41,961                10,000
  Royalties payable                            74,073               127,166
  Current portion of long-term debt:
    Related party                                   -               105,268
    Other                                   1,806,163                     -

      Total current liabilities             3,373,833               635,976

Long-term debt:
  Related party                                     -               894,732
  Other                                     6,759,506                     -

      Total long-term debt                  6,759,506               894,732

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares,
            none issued                             -                     -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
            issued 7,913,379
            shares at March 31, 2000
            and 6,390,302
            at June 30, 1999                   79,134                63,903
  Additional paid-in capital               32,490,035            29,476,275
  Accumulated other comprehensive loss        161,978              (115,395)
  Accumulated deficit                     (22,066,743)          (19,578,359)
      Total stockholders' equity           10,664,404             9,846,424

Commitments
                                         $ 20,797,743            11,377,132


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three Months Ended
                                           March 31,               March 31,
                                              2000                   1999

Revenue:
  Oil and gas sales                     $  1,180,436                157,072
  Other revenue                               59,086                 34,001

    Total revenue                          1,239,522                191,073

Operating expenses:
  Lease operating expenses                   951,903                 44,250
  Depreciation and depletion                 187,905                 34,885
  Exploration expenses                        15,251                  8,024
  Dry hole costs                                   -                  6,482
  General and administrative                 525,856                528,145
  Stock option expense                        81,795                 57,370

    Total operating expenses               1,762,710                679,156

Loss from operations                        (523,188)              (488,083)

Other income and expenses:
  Interest and financing costs              (384,152)                     -
  Loss on sale of securities
        available for sale                  (110,238)               (74,511)

    Total other income and expenses         (494,390)               (74,511)

    Net loss                            $ (1,017,578)              (562,594)


Net loss per common share -
        basic and diluted              $      (0.13)                  (0.09)

Weighted average of common
  Shares outstanding                      7,603,376              6,012,524




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Nine Months Ended
                                           March 31,               March 31,
                                              2000                   1999

Revenue:
  Oil and gas sales                     $  1,852,135                463,978
  Gain on sale of oil and
       gas properties                              -                957,147
  Other revenue                              121,221                155,741

    Total revenue                          1,973,356              1,576,866


Operating expenses:
  Lease operating expenses                 1,363,850                169,344
  Depreciation and depletion                 394,971                128,411
  Exploration expenses                        37,495                 64,316
  Dry hole costs                                   -                226,189
  General and administrative               1,317,414              1,202,737
  Stock option expense                       293,860                 86,045

    Total operating expenses               3,407,590              1,877,042

Loss from operations                      (1,434,234)              (300,176)

Other income and expenses:
  Interest and financing costs              (941,360)               (10,000)
  Loss on sale of securities
          available for sale                (112,789)               (96,553)

    Total other income and expenses       (1,054,149)              (106,553)

    Net loss                            $ (2,488,383)              (406,729)


Net loss per common share -
         basic and diluted              $      (0.35)                (0.07)

Weighted average of common
  Shares outstanding                       7,011,750              5,764,920



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Year ended June 30, 1999 and nine months ended March 31, 2000
(Unaudited)

                                                                                         Additional
                                                        Common Stock                     paid-in
                                                 Shares             Amount               capital

Balance, June 30, 1998                         5,513,858         $   55,139             25,571,921

Comprehensive loss:
  Net loss                                             -                  -                      -
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities               -                  -                       -
  Less: Reclassification adjustment for
    losses included in net loss                        -                  -                       -
Comprehensive loss                                     -                  -                       -
Stock options granted as compensation                  -                  -            2,081,423
Shares issued for cash upon exercise
     of options                                  120,000              1,200                158,800
Shares issued for cash                           196,444              1,964                354,011
Shares issued for services                        10,000                100                 15,650
Shares issued for oil and gas properties         250,000              2,500                621,420
Shares issued for deposit on oil and
      gas properties                             300,000              3,000                613,050
Fair value of warrant extended and repriced            -                  -               60,000

Balance, June 30, 1999                         6,390,302             63,903             29,476,275

Comprehensive loss:
  Net loss                                             -                  -                      -
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities               -                  -                       -
  Less: Reclassification adjustment for
    losses included in net loss                        -                  -                       -
Comprehensive loss                                     -                  -                       -
Stock options granted as compensation                  -                  -              293,860
Shares issued for cash                           603,000              6,030              1,017,970
Shares issued for cash upon exercise
     of options                                  630,077              6,301                589,045
Shares and options issued with financing          75,000                750                565,472
Shares issued for oil and gas properties         115,000              1,150                244,663
Shares issued for deposit on oil and
     gas properties                              100,000              1,000              302,750

Balance, March 31, 2000                        7,913,379         $   79,134             32,490,035

                                              Accumulated
                                                 other
                                             comprehensive
                                                 income          Comprehensive         Accumulated
                                                 (loss)              loss                deficit            Total

Balance, July 1, 1998                            457,594                               (16,579,600)       9,505,054

Comprehensive loss:
  Net loss                                                       (2,998,759)            (2,998,759)      (2,998,759)
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities        (669,542)                                        -
  Less: Reclassification adjustment for
     losses included in net loss                  96,553           (572,989)                               (572,989)
Comprehensive loss                                               (3,571,748)
Stock options granted as compensation                  -                                          -        2,081,423
Shares issued for cash upon exercise of options        -                                          -          160,000
Shares issued for cash                                 -                                          -          355,975
Shares issued for services                             -                                          -           15,750
Shares issued for oil and gas properties               -                                          -          623,920        -
Shares issued for deposit on oil and gas properties    -                                          -          616,050
Fair value of warrant extended and repriced            -                                          -           60,000

Balance, June 30, 1999                           (115,395)                              (19,578,359)       9,846,424

Comprehensive loss:
  Net loss                                                        (2,488,383)            (2,488,383)      (2,488,383)
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities          164,584                                         -
  Less: Reclassification adjustment
    for losses included in net loss               112,789             277,373                                277,373
Comprehensive loss                                                 (2,211,010)
Stock options granted as compensation                                                             -          293,860
Shares issued for cash                                                                            -        1,024,000
Shares issued for cash upon exercise of options                                                   -          595,346
Shares and options issued with financing                                                                     566,222
Shares issued for oil and gas properties                                                          -          245,813
Shares issued for deposit on oil and gas properties                                               -          303,750

Balance, March 31, 2000                           161,978                               (22,066,742)      10,664,405



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Nine Months Ended
                                             March 31,           March 31,
                                               2000               1999



Net cash used in operating activities     $ (1,560,865)         (1,266,131)

Cash flows from investing activities:
    Additions to property and equipment     (7,320,300)           (486,235)
    Proceeds from sale of oil and
      gas properties                                 -           1,384,000
    Proceeds from sale of securities
      available for sale                       135,411             174,602
Net cash provided by (used in)
      investing activities                  (7,184,889)          1,072,367

Cash flows from financing activities:
    Stock issued for cash upon
       exercise of options                     595,346                   -
    Issuance of common stock for cash        1,024,000             356,475
    Proceeds from borrowings                13,142,427                   -
    Repayment of borrowings and
       financing costs                     (5,655,928)                   -
    Decrease (increase) in accounts
       receivable from related parties        (40,187)              53,050
Net cash provided by financing activities   9,065,658              409,525

Net increase in cash                          319,904              215,761

Cash at beginning of period                    99,545               17,135

Cash at end of period                    $    419,449              232,896

Supplemental cash flow information -
Cash paid for interest and financing
     costs                               $    459,207               10,000

Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties              $    549,563              123,750

Common stock, options and
  overriding royalties
  issued for services relating
  to debt financing                      $    891,223                    -

Common stock issued for
   undeveloped foreign properties        $          -              623,920


        See accompanying notes to consolidated financial statements.





DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2000 and 1999 (Unaudited)


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

     Liquidity

          The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2000, the Company had a working capital deficit of $1,686,643. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner.

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

     (2)  Investments

          The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. During the nine months ended March 31, 2000, the Company received an additional 21,162 shares of Bion's common stock for rent provided by the Company. Also during the nine months ended March 31, 2000, the Company realized a loss on the sale of securities available for sale of $112,789.

          The cost and estimated market value of the Company's investment in Bion at March 31, 2000 and June 30, 1999 are as follows:
                                                              Estimated
                                             Unrealized       Market
                                  Cost       Gain (Loss)      Value

     March 31, 2000            $151,570         161,978        313,548
     June 30, 1999             $372,575        (115,395)       257,180

  (3)  Oil and Gas Properties

          On November 1, 1999, the Company acquired interests  in
    11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

           On December 1, 1999, the Company completed the acquisition of the equivalent of a 6.07% working interest in the form of a financial arrangement termed a "net operating interest" in the Point Arguello Unit, and its three platforms (Hidalgo, Harvest and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent undeveloped Rocky Point Unit from an unrelated entity. The seller is unrelated and will retain its proportionate share of future abandonment liability associated with both the onshore and offshore facilities of the Point Arguello Unit. The acquisition had a purchase price of approximately $6,758,550 consisting of $5,625,000 in cash and 500,000 shares of the Company's
    restricted  common  stock  with  a  fair  market   value   of
    $1,133,500.

          In addition, the agreement provides that if development and operating expenses are greater than production revenues then, at Delta's election, until December 31, 2000, the seller will invest up to $1,000,000 in Delta through the purchase of Delta Preferred Stock to cover excess expenses incurred by Delta.

     (4)  Long Term Debt - Related Party

          On May 24, 1999, the Company borrowed $1,000,000 at 18% per annum from two of the Company's officers maturing on June 1, 2001. The Company's officers borrowed these funds from a private lender at the same 18% per annum interest rate and other loan terms which were passed through to the Company. On December 1, 1999 the Company paid the loan in full.

     (5)  Long Term Debt - Other

          On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity which was personally guaranteed by the officers of the Company. On December 1, 1999, the Company paid a portion of the principal and accrued interest leaving a principal balance of $726,293. The Company paid a 2% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with two of its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the interest in each property) will be assigned to each of the officers. Each overriding royalty has a fair market of approximately $125,000 which was recorded as an adjustment to the purchase price.

          On November 1, 1999, the Company borrowed approximately
    $2,880,000  at  18%  per  annum  from  an  unrelated   entity
    maturing   on   January  31,  2000,  which   was   personally
    guaranteed  by  two  officers  of  the  Company.    The  loan
    proceeds were used to purchase the 11 producing wells and associated acreage in New Mexico and Texas. On December 1,
    1999,  the Company paid the loan in full.   The Company  also
    paid a 1% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in
    each property).   Each  overriding royalty has a fair market of
    approximately $37,500 which was recorded as an adjustment to the purchase price. The Company also paid a 1% origination fee to the lender.

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

    (6)  Shareholders' Equity

           On January 4, 2000, the Company completed the sale of 175,000 shares of the Company's common stock in a private transaction to an unrelated entity for $350,000.

     (7)  Earnings (loss) Per Share

       Basic earnings (loss) per share is computed by dividing net earnings (loss) attributes to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings
    (loss) per share is computed by adjusting the average number of common share outstanding for the dilative effect, if any, of convertible preferred stock, stock options and warrant. The effect of potentially dilutive securities outstanding were antidilutive during the three and nine months ended March 31, 2000 and 1999.

Item  2.   Management's Discussion and Analysis or Plan of Operations

     Forward Looking Statements

      The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the our actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously discussed in our annual report on Form 10-KSB.

     Liquidity and Capital Resources.

      At March 31, 2000, we had a working capital deficit of $1,686,643 compared to a working capital deficit of $295,635 at June 30, 1999. Our current assets include accounts receivable from related parties (including affiliated companies) of $163,205 at March 31, 2000 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by us. The amounts are due on open account and are non-interest bearing. Our current liabilities include current portion of long-term debt of $1,806,163 at March 31, 2000. We borrowed these funds to acquire certain oil and gas properties.

       Our   working  interest  share  of  the  future  estimated
development costs based on estimates developed by the operating partners relating to four of our five undeveloped offshore California properties approximates $217 million. No significant amounts are expected to be incurred during fiscal 2000 and $1.0 million and $4.2 million are expected to be incurred during fiscal 2001 and 2002, respectively. There are additional, as yet undetermined, costs that we expect in connection with the development of the fifth undeveloped property in which we have an interest (Rocky Point Unit). Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

      On May 24, 1999, we borrowed $1,000,000 at 18% per annum from our officers under a promissory note maturing on June 1, 2001. This promissory note was identical in terms to the promissory note under which these officers borrowed the money from a private lender which they, in turn, loaned to us. On December 1, 1999, we paid the loan in full.

      On July 30, 1999, we borrowed $2,000,000 at 18% per annum from an unrelated entity maturing on August 1, 2001 which was personally guaranteed by two of our officers. The loan proceeds were used as deposit funds for the Point Arguello acquisition. We paid a 2% origination fee to the lender. In addition, as consideration for the guarantee of our indebtedness, we entered into an agreement with our officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds form the loans (proportionately reduced to the interest in each property acquired) will be assigned to each of the officers. Each overriding royalty has a fair market value of approximately $125,000 which was recorded as an adjustment to the purchase price. On December 1, 1999, we paid a portion of the principal and accrued interest leaving a principal balance of $726,293.

     On November 1, 1999, we acquired interests in 11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

      Also on November 1, 1999, we borrowed the funds for the above mentioned acquisition at 18% per annum from an unrelated entity maturing on January 31, 2000, which was personally guaranteed by two of our officers. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). Each overriding royalty has a fair market value of approximately $37,500 which was recorded as an adjustment to the purchase price. We also paid a 1% origination fee to the lender. On December 1, 1999, we paid the loan in full.

     On December 1, 1999, we acquired a 6.07% working interest in the Point Arguello Unit, its three platforms (Hidalgo, Harvest, and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent Rocky Point Unit for $5.6 million in cash consideration and the issuance of 500,000 shares of the our common stock with an estimated fair value of $1,133,550.

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

      On January 4, 2000, we completed the sale of 175,000 shares of our common stock in a private transaction to an unrelated entity for $350,000.

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

     Results of Operations

      Income (loss). We reported a loss for the three and nine months ended March 31, 2000 of $1,017,578 and $2,488,383 compared to a net loss of $562,594 and $406,726 for the three and nine months ended March 31, 1999. The losses for the three and nine months ended March 31, 2000 and 1999 were effected by numerous items, described in detail below.

     Revenue. Total revenues for the three and nine months ended March 31, 2000 were $1,239,522 and $1,973,356 compared to
$191,073 and $1,576,866 for the three and nine months ended March 31, 1999, respectively. Oil and gas sales for the three and nine months ended March 31, 2000 were $1,180,436 and $1,852,135 compared to $157,072 and $463,978 for the three and nine months ended March 31, 1999, respectively. Our total revenue increased for the nine months ended March 31, 2000 compared to the nine months, ended March 31, 1999 due to the increase in oil and gas revenue resulting from two acquisitions during the quarter ended December 31, 1999. The Company currently has an $8.25 contract price on the first 25,000 barrels per month produced on its offshore California property. This contract expires on May 31, 2000. Included in total revenue for the nine months ended March 31, 1999 was a sale of certain oil and gas properties resulting in a gain of $957,147.

     Production volumes and average prices received for the three and nine month periods ended March 31, 2000 and 1999 are as follows:

                            Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                              2000        1999          2000      1999

  Production - Onshore:
       Oil (Bbls)            3,680       1,447         7,544     3,653
       Gas (Mcfs)          114,478      61,588       285,011   206,158
  Average Price-Onshore:
       Oil (per Bbl)        $27.13        9.19        $23.17     10.38
       Gas (per Mcf)         $2.57        2.33         $2.28      2.07
  Production - Offshore-
       Oil  (Bbls)          76,140           -       106,996         -
  Average Price-Offshore-
       Oil (per Bbl)        $10.26           -         $9.97         -

      Lease Operating Expenses. Lease operating expenses were $951,903 and $1,363,850 for the three and nine months ended March 31, 2000 compared to $44,250 and $168,344 for the three and nine months ended June 30, 1999, respectively. On a Bbl equivalent basis, lease operating expenses were $9.62 and $8.42, per Bbl equivalent during the three and nine months ended March 31, 2000 compared to $3.78 and $4.45, per Bbl equivalent for the same periods in 1999, respectively. Lease operating expenses increased for the three and nine months compared to the prior year as a result of the following. During the quarter ended December 31, 1999, we acquired the equivalent of a 6.07% working interest in the Point Arguello Unit located offshore California and working interests in eleven producing wells in New Mexico and Texas. Lease operating expenses of the Point Arguello Unit offshore California are higher than are commonly experienced with onshore properties on a cost per barrel produced. Also, lease operating expenses relating to the Point Arguello Unit for the quarter ended March 31, 2000 were higher than projected by the operator by approximately $115,000 relating to unplanned turbine and compressor repair costs.

       Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 2000 were $187,905 and $394,971 compared to $34,885 and $128,411 for the same period in 1999, respectively. On a Bbl equivalent basis, depreciation and depletion expense was $1.90 and $2.43 per Bbl equivalent during the three and nine months ended March 31, 2000 compared to $2.99 and $3.38 per Bbl equivalent for the same period in 1999, respectively. The increase in depreciation and depletion expense can be attributable to the acquisition of certain oil and gas properties during the quarter ended December 31, 1999.

      Exploration Expenses. We recorded exploration expenses of $15,251 and $37,495 for the three and nine months ended March 31, 2000 compared to $8,024 and $64,316 for the same period in 1999, respectively.

     Dry Hole Costs. We recorded dry hole costs for six dry holes during the nine month period ended March 31, 1999.

       General and Administrative Expenses. General and administrative expenses for the three and nine months ended March 31, 2000 were $525,856 and $1,317,414 compared to $528,145 and
$1,202,737 for the same periods in 1999, respectively. The increase in general and administrative expenses can be attributed to increased investor relation activity.

      Interest and Financing Costs. Interest and financing costs for the three and nine months ended March 31, 2000 were $384,152 and $941,360 compared to $0 and $10,000 for the same period in 1999, respectively. The increase in interest and financing costs can be contributed to the debt established to purchase certain oil and gas properties.

     Future Operations

      We, directly and through our subsidiary, Amber Resources Company, own interests in five undeveloped federal units (plus one additional lease) and in one producing federal unit containing three platforms, all located in federal waters offshore California near Santa Barbara.

      Current Status. On October 15, 1992 the US Dept of Interior Minerals Management Service (MMS) directed a Suspension of Operations (SOO), effective January 1, 1993, for the Pacific Outer Continental Shelf (POCS) undeveloped leases and units, pursuant to 30 CFR 250.110. The SOO was directed for the purpose of preparing what became known as the California Offshore Oil and Gas Energy Resources (COOGER) Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases. Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of a SOP the lease rentals resume and each operator is required to perform exploration and development activities in order to meet certain milestones set out by the MMS. Progress toward the milestones is monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for the last quarter of 1999 and the first quarter of 2000.

      In order to continue to carry out the requirements of the MMS, all operators of the units in which we own non-operating interests are currently engaged in studies and project planning to meet the next milestone leading to development of the leases. Where additional drilling is needed the operators will bring a mobile drilling unit to the POCS to further delineate the undeveloped oil and gas fields. When this work is completed the plans for development of these fields will be prepared. The plans will include the description and assessment of the environmental impacts of the facilities including platforms, the number of wells to be drilled, pipelines, oil and gas processing facilities and marketing. We are participating in these activities through meetings and consultations and by sharing the costs as invoiced by the operators.

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

          (b) Reports on Form 8-K:
               Form 8-K dated January 4, 2000; Items 5 & 7


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



                               s/Kevin K. Nanke
                             Kevin   K.  Nanke,  Chief  Financial Officer
                             And Principal Accounting Officer


Date: May 12, 2000





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