Form 10QSB/A
period 2000-03-31
DELTA PETROLEUM CORP/CO
filed 2000-05-15
CIK 821483

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


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three Months Ended
                                           March 31,               March 31,
                                              2000                   1999

Revenue:
  Oil and gas sales                     $  1,180,436                157,072
  Other revenue                               59,086                 34,001

    Total revenue                          1,239,522                191,073

Operating expenses:
  Lease operating expenses                   951,903                 44,250
  Depreciation and depletion                 187,905                 34,885
  Exploration expenses                        15,251                  8,024
  Dry hole costs                                   -                  6,482
  General and administrative                 525,857                528,145
  Stock option expense                        81,795                 57,370

    Total operating expenses               1,762,711                679,156

Loss from operations                        (523,189)              (488,083)

Other income and expenses:
  Interest and financing costs              (384,152)                     -
  Loss on sale of securities
        available for sale                  (110,238)               (74,511)

    Total other income and expenses         (494,390)               (74,511)

    Net loss                            $ (1,017,579)              (562,594)


Net loss per common share -
        basic and diluted              $      (0.13)                  (0.09)

Weighted average of common
  Shares outstanding                      7,603,376              6,012,524




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Nine Months Ended
                                           March 31,               March 31,
                                              2000                   1999

Revenue:
  Oil and gas sales                     $  1,852,135                463,978
  Gain on sale of oil and
       gas properties                              -                957,147
  Other revenue                              121,221                155,741

    Total revenue                          1,973,356              1,576,866


Operating expenses:
  Lease operating expenses                 1,363,850                169,344
  Depreciation and depletion                 394,971                128,411
  Exploration expenses                        37,495                 64,316
  Dry hole costs                                   -                226,189
  General and administrative               1,317,415              1,202,737
  Stock option expense                       293,860                 86,045

    Total operating expenses               3,407,591              1,877,042

Loss from operations                      (1,434,235)              (300,176)

Other income and expenses:
  Interest and financing costs              (941,360)               (10,000)
  Loss on sale of securities
          available for sale                (112,789)               (96,553)

    Total other income and expenses       (1,054,149)              (106,553)

    Net loss                            $ (2,488,384)              (406,729)


Net loss per common share -
         basic and diluted              $      (0.35)                (0.07)

Weighted average of common
  Shares outstanding                       7,011,750              5,764,920



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

                                               Accumulated
                                                 other
                                             comprehensive
                                                 income          Comprehensive         Accumulated
                                                 (loss)              loss                deficit            Total

Balance, July 1, 1998                            457,594                               (16,579,600)       9,505,054

Comprehensive loss:
  Net loss                                                       (2,998,759)            (2,998,759)      (2,998,759)
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities        (669,542)                                        -
  Less: Reclassification adjustment for
     losses included in net loss                  96,553           (572,989)                               (572,989)
Comprehensive loss                                               (3,571,748)
Stock options granted as compensation                  -                                          -        2,081,423
Shares issued for cash upon exercise of options        -                                          -          160,000
Shares issued for cash                                 -                                          -          355,975
Shares issued for services                             -                                          -           15,750
Shares issued for oil and gas properties               -                                          -          623,920        -
Shares issued for deposit on oil and gas properties    -                                          -          616,050
Fair value of warrant extended and repriced            -                                          -           60,000

Balance, June 30, 1999                           (115,395)                              (19,578,359)       9,846,424

Comprehensive loss:
  Net loss                                                        (2,488,384)            (2,488,384)      (2,488,384)
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities          164,584                                         -
  Less: Reclassification adjustment
    for losses included in net loss               112,789             277,373                                277,373
Comprehensive loss                                                 (2,211,011)
Stock options granted as compensation                                                             -          293,860
Shares issued for cash                                                                            -        1,024,000
Shares issued for cash upon exercise of options                                                   -          595,346
Shares and options issued with financing                                                                     566,222
Shares issued for oil and gas properties                                                          -          245,813
Shares issued for deposit on oil and gas properties                                               -          303,750

Balance, March 31, 2000                           161,978                               (22,066,743)      10,664,404



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

     Results of Operations

      Income (loss). We reported a loss for the three and nine months ended March 31, 2000 of $1,017,579 and $2,488,384 compared to a net loss of $562,594 and $406,726 for the three and nine months ended March 31, 1999. The losses for the three and nine months ended March 31, 2000 and 1999 were effected by numerous items, described in detail below.

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

       General and Administrative Expenses. General and administrative expenses for the three and nine months ended March 31, 2000 were $525,857 and $1,317,415 compared to $528,145 and
$1,202,737 for the same periods in 1999, respectively. The increase in general and administrative expenses can be attributed to increased investor relation activity.

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


Date: May 15, 2000





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