Form 10KSB
period 2000-06-30
DELTA PETROLEUM CORP/CO
filed 2000-08-17
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                          FORM 10-KSB


[X]   ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
            For the fiscal year ended June 30, 2000.

[  ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)   OF   THE
     SECURITIES EXCHANGE ACT OF    1934
            For the transition period from        .

                  Commission File No. 0-16203

                   DELTA PETROLEUM CORPORATION
     (Exact name of registrant as specified in its charter)

      Colorado                                         84-1060803
(State or other jurisdiction of          (I.R.S.Employer Identification No.)
  incorporation or organization)

     555 17th Street, Suite 3310
     Denver, Colorado                                  80202
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (303)  293-9133

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues for the fiscal year ended June  30,  2000 total $3,665,781.

The aggregate market value as of August 7, 2000 of voting stock held by non-affiliates of the registrant was $53,292,569.

As  of  August  7, 2000, 8,989,125 shares of registrant's  Common
Stock $.01 par value were issued and outstanding.

DOCUMENTS  INCORPORATED BY REFERENCE: DEFINITIVE PROXY  MATERIALS
FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS - PART III, ITEMS  9,
10, 11, AND 12.

            The Index to Exhibits appears at Page 37

                       TABLE OF CONTENTS


                             PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                            1
ITEM 2.   DESCRIPTION OF PROPERTY                            6
ITEM 3.   LEGAL PROCEEDINGS                                 23
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          23
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS                  23


                            PART II


ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              26
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         28
ITEM 7.   FINANCIAL STATEMENTS                              34
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     34


                            PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 34
ITEM 10.  EXECUTIVE COMPENSATION                            34
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        34
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                34
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  34

FORWARD-LOOKING STATEMENTS                                  35


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

          We are engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 2000, we had varying interests in 112 gross (17.08 net) productive wells located in six states. We have undeveloped properties in six states, and interests in five federal units and one lease offshore California near Santa Barbara. We operate 25 of the wells and the remaining wells are operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 2000, we estimated onshore proved reserves to be approximately 250,000 Bbls of oil and 7.08 Bcf of gas, of which approximately 120,000 Bbls of oil and 5.67 Bcf of gas were proved developed reserves. At June 30, 2000, we estimated offshore proved reserves to be approximately 1.58 million Bbls of oil, of which approximately 910,000 Bbls were proved developed reserves. (See "Description of Property;" Item 2 herein.)

          At August 7, 2000, we had an authorized capital of 3,000,000 shares of $.10 par value preferred stock, of which no shares of preferred stock were issued, and 300,000,000 shares of $.01 par value common stock of which 8,989,125 shares of common stock were issued and outstanding. We have outstanding warrants and options to purchase 2,347,500 shares of common stock at prices ranging from $2.00 per share to $6.13 per share at August 7, 2000. Additionally, we have outstanding options which were granted to our officers, employees and directors under our 1993 Incentive Plan, as amended, to purchase up to 2,346,836 shares of common stock at prices ranging from $0.05 to $9.75 per share at August 7, 2000.

          At June 30, 2000, we owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations. Amber owns a portion of the interests referenced above in the producing oil and gas properties in Oklahoma and the non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective October 1, 1998 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

     (b)  Business of Issuer.

          During the year ended June 30, 2000, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. We, directly and through Amber, currently own producing and non-producing oil and gas interests, undeveloped leasehold interests and related assets in Arkansas, Colorado, Oklahoma, New Mexico, North Dakota , Texas, and Wyoming; and interests in a producing Federal unit and undeveloped offshore Federal leases near Santa Barbara,
California. We intend to continue our emphasis on the drilling of exploratory and development wells primarily in Colorado, California, Oklahoma, Texas, Wyoming and offshore California.

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

          (2) Distribution Methods of the Products or Services. Oil and natural gas produced from our wells are normally sold to purchasers as referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances we are charged a fee for the cost of transporting the oil, which fee is deducted from or accounted for in the price paid for the oil. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

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

          Hazardous Substances and Waste Disposal.

          We currently own or lease interests in numerous properties that have been used for many years for natural gas and crude oil production. Although the operator of such properties may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us. In addition, some of these properties have been operated by third parties over whom we had no control. The U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting our operations impose clean-up liability regarding petroleum and petroleum related products. In addition, although RCRA currently classifies certain exploration and production wastes as "non-hazardous," such wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. If such a change in legislation were to be enacted, it could have a significant impact on our operating costs, as well as the gas and oil industry in general.

          Oil Spills.

          Under the Federal Oil Pollution Act of 1990, as amended ("OPA"), (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances.

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

          (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to the operation of Delta since its inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2001.

          (12) Employees. We have five full time employees. Operators, engineers, geologists, geophysicists, landmen, pumpers, draftsmen, title attorneys and others necessary for our operations are retained on a contract or fee basis as their services are required.

ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.

          Our offices are located at 555 Seventeenth Street, Suite 3310, Denver, Colorado 80202. We lease approximately 4,800 square feet of office space for $7,125 per month and the lease will expire in April of 2002. We subleased approximately 2,500 square feet of our space to Bion Environmental Technologies, Inc. for $3,575 per month until May 1, 2000.

     (b)  Oil and Gas Properties.

          We own interests in oil and gas properties located primarily in California, Colorado, Oklahoma, New Mexico, North Dakota, Texas, Wyoming. Most wells from which we receive revenues are owned only partially by us. For information concerning our oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Notes to Financial Statements" included in this report. We did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the years ended June 30, 2000 and 1999.

          Principal Properties.

          The following is a brief description of our principal properties:

          Onshore:

          California: Sacramento Basin Area

          We have participated in three 3-D seismic survey programs located in Colusa and Yolo counties in the Sacramento Basin in California with interests ranging from 12% to 15%. These programs are operated by Slawson Exploration Company, Inc. The program areas contain approximately 90 square miles in the aggregate upon which we have participated in the costs of collecting and processing 3-D seismic data, acquiring leases and drilling wells upon these leases. Interpretation of the 90 square miles of seismic information revealed approximately 25 drillable prospects. As of August 7, 2000, 20 wells have been drilled of which ten are now producing and one is awaiting completion. We expect to participate in the drilling of two additional wells during the remainder of calendar 2000. The area has adequate markets for the volumes of natural gas that are projected from the drilling activity in the area.

          Colorado.

          Denver-Julesburg Basin. We own leasehold  interests  in
approximately 480 gross (47 net) acres and have interests in eight gross (.77 net) wells in the Denver-Julesburg Basin producing primarily from the D-Sand and J-Sand formations. No new activity is planned for this area for the next fiscal year.

          Piceance Basin. We own working interests in 13 gas wells (10.3 net), and oil and gas leases covering approximately 8,000 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. We are evaluating the economics and feasibility of recompleting additional zones in many of our wells. The acreage is located in and around the Plateau and Vega Fields.

          Oklahoma.

          Directly (12 wells) and through Amber (20 wells) we own non-operating working interests in 32 natural gas wells in Oklahoma. The wells range in depth from 4,500 to 15,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of our reserves are in the Red Fork/Atoka formation. The working interests range from less than 1% to 23% and average about 7% per well. Many of the wells have estimated remaining productive lives of 20 to 30 years.

           During fiscal 1999 we sold interests in 23 wells in Oklahoma for aggregate proceeds of $1,384,000.

          Wyoming.

          Moneta Hills. In 1997 we sold an 80% interest in its Moneta Hills project to KCS Energy ("KCS"), a subsidiary of KCS Mountain Resources, Inc. The Moneta Hills project presently consists of approximately 9,696 acres, six wells and a 13 mile gas gathering pipeline. Under the terms of the sale, KCS paid $450,000 to Delta for the interests acquired and agreed to drill two wells to the Fort Union formation at approximately 10,000 feet. KCS will carry Delta for a 20% back-in after payout interest in each of the two wells. The first well has been drilled and is producing.

          Texas.

          Austin Chalk Trend. We own leasehold interests in approximately 1,558 gross acres (1,111 net acres) and own substantially all of the working interests in three horizontal wells in the area encompassing the Austin Chalk Trend in Gonzales County and a small minority interest in one additional horizontal well in Zavala County, Texas. We are evaluating the economics and feasibility of re-entering one or more of these wells and drilling additional horizontal bores in other untapped zones.

          New Mexico.

           East Carlsbad Field. We own interests in 11 producing wells and associated acreage in New Mexico and Texas. Current production net to the interests owned by Delta is approximately 738 Mcf per day and 30 Bbls of oil per day as of June 30, 2000.

          North Dakota.

           We are in the process of completing our acquisition of a small working interest in Eland, Stadium, Subdivision and Livestock fields in Stark County, North Dakota. There are a total of 20 producing wells and 5 injection wells. Current production net to the interests being acquired by Delta is approximately 350 barrels of oil equivalent per day. Delta has purchased two thirds of the interests and has an option to purchase the remaining third on September 29, 2000.

          Offshore:

          Offshore Federal Waters: Santa Barbara, California Area

          Undeveloped Properties:

          Directly  and  through our subsidiary, Amber  Resources
Company,  we  own   interests in five undeveloped  federal  units
(plus  one  additional lease) located in federal waters  offshore
California near Santa Barbara.

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 869 million Bbls of oil and 819 billion cubic feet of gas have been produced and sold. During 1999, POCS production was approximately 150,000 Bbls of oil and 210 million cubic feet of gas per day according to the Minerals Management Service of the Department of the Interior ("MMS").

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

          California's active tectonic history over the last few million years has formed the large linear anticlinal features which trap the oil and gas. Marine seismic surveys have been used to locate and define these structures offshore. Recent seismic surveying utilizing modern 3-D seismic technology, coupled with exploratory well data, has greatly improved knowledge of the size of reserves in fields under development and in fields for which development is planned. Currently, 11 fields are producing from 18 platforms in the Santa Barbara Channel and offshore Santa Maria Basin. Implementation of extended high-angle to horizontal drilling methods is reducing the number of platforms and wells needed to develop reserves in the area. Use of these new drilling methods and seismic technologies is expected to continue to improve development economics.

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

          Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. The size of our working interest in the units, other than the Rocky Point Unit, varies from 2.492% to 15.60%. Whiting Petroleum Corporation holds a working interest for us as our nominee of approximately 70% in the Rocky Point Unit. This interest is expected to be reduced if the Rocky Point Unit is included in the Point Arguello Unit and developed from existing Point Arguello platforms. We may be required to farm out all or a portion of our interests in these properties to a third party if we cannot fund our share of the development costs. There can be no assurance that we can farm out our interests on acceptable terms.

          These units have been formally approved and are regulated by the MMS. While the Federal Government has recently attempted to expedite the process of obtaining permits and authorizations necessary to develop the properties, there can be no assurance that it will be successful in doing so. We do not act as operator of any offshore California properties and consequently will not generally control the timing of either the development of the properties or the expenditures for development unless we choose to unilaterally propose the drilling of wells under the relevant operating agreements.

          The MMS initiated the California Offshore Oil and Gas Energy Resources (COOGER) Study at the request of the local regulatory agencies of the three counties (Ventura, Santa Barbara and San Luis Obispo) affected by offshore oil and gas development. A private consulting firm completed the study under a contract with the MMS. The COOGER presents a long-term regional perspective of potential onshore constraints that should be considered when developing existing undeveloped offshore leases. COOGER projects the economically recoverable oil and gas production from offshore leases which have not yet been developed. These projections are utilized to assist in identifying a potential range of scenarios for developing these leases. These scenarios are compared to the projected
infrastructural,   environmental  and   socioeconomic   baselines
between 1995 and 2015.

          No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. We have attempted to evaluate the scenarios that were studied with respect to properties located in the eastern and central subregions (which include the Sword Unit and the Gato Canyon
Unit) and the results of such evaluation are set forth below:

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

               Scenario 2 Development of existing leases, using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. It is likely that the adoption of this scenario by the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3 Development of existing leases, using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

               Scenario 4 Development of existing leases after decommissioning and removal of some or all existing onshore facilities. This scenario includes new facilities, and perhaps new sites, to handle anticipated future production. Under this scenario we would incur increased costs but revenues would be received more quickly.

               We have also evaluated our position with regard to the scenarios with respect to properties located in the northern sub-region (which includes the Lion Rock Unit and the Point Sal Unit), the results of which are as follows:

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

               Scenario 2 Development of existing leases, using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. It is likely that the adoption of this scenario by the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3 Development of existing leases, using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario that is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

                 Scenario  4    Development of existing  offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario is similar to #3 above but would entail increased costs for any new facilities.

               Scenario 5 Development of existing offshore leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively higher rate of expanded development. Under this scenario we would incur increased costs but revenues would be received more quickly.

          The development plans for the various units (which have been submitted to the MMS for review) currently provide for 22 wells from one platform set in a water depth of approximately 300 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,100 feet for the Sword Unit; 60 wells from one platform set in a water depth of approximately 336 feet for the Point Sal Unit; and 183 wells from two platforms for
the Lion Rock Unit.   On the Lion Rock Unit, platform A would  be
set  in  a water depth of approximately 507 feet, and Platform  B
would  be  set in a water depth of approximately 484  feet.   The
reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art." The development plans for the Rocky Point Unit provide for the inclusion of the Rocky Point leases in the Point Arguello Unit upon which the Rocky Point leases would be drilled from existing Point Arguello platforms with extended reach drilling technology.

          Current Status. On October 15, 1992 the MMS directed a Suspension of Operations (SOO), effective January 1, 1993, for the POCS undeveloped leases and units, pursuant to 30 CFR
250.110. The SOO was directed for the purpose of preparing what became known as the COOGER Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases. Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of a SOP the lease rentals resume and each operator is required to perform exploration and development activities in order to meet certain milestones set out by the MMS. Progress toward the milestones is monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for the last quarter of 1999, and the first and second quarters of 2000.

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

          Cost to Develop Offshore California Properties. The cost to develop four of the five undeveloped units (plus one lease) located offshore California, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated by the partners to be in excess of $3 billion. Our share based on our current working interest of such costs over the life of the properties is estimated to be over $200 million. There will be additional costs of a currently undetermined amount to develop the Rocky Point Unit which is the fifth undeveloped unit in which we own an interest.

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

          It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that we will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of our small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, we will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of our assets (including our offshore California properties), reduce our ownership interest in the properties through sales of interests in the property or as the result of farmouts, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

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

           To the extent that prices for petroleum products were to decline below their recent levels, it is likely that development efforts will proceed at a slower pace such that costs will be incurred over a more extended period of time. If petroleum prices remain at current levels, however, we believe that development efforts will intensify. Our ability to successfully negotiate financing to pay our share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.

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

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see
Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distances to access the Las Flores site is approximately six miles. Delta's share of the estimated capital costs to develop the Gato Canyon field are approximately $45 million.

          The Gato Canyon Unit leases are currently held under Suspension of Production status through May 1, 2003. An updated Exploration Plan is expected to include plans to drill an additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

          Point Sal Unit. We hold a 6.83% working interest in the Point Sal Unit. This 22,772 acre unit is operated by Aera Energy LLC, a limited liability company jointly owned by Shell
Oil Company and ExxonMobil Company. Four test wells were drilled within this unit. These test wells were drilled as follows: two wells were drilled by Sun Oil (now Oryx Energy), one in 1984 and one in 1985; and the other two wells were drilled by Reading & Bates, both in 1984. All four wells drilled on this unit have indicated the presence of oil and gas in the Monterey Formation.
The largest of these, the Sun P-0422 #1, yielded a combined test flow rate of 3,750 Bbls of oil per day from the Monterey. The oil in the upper block has an average estimated gravity of 10 degrees API and the oil in the subthrust block has an average estimated gravity of 15 degrees API.

          The Point Sal field is located in the Offshore Santa Maria Basin approximately six miles seaward of the coastline (see
Map). Water depths range from 300 feet to 500 feet in the area of the field. It is anticipated that oil and gas produced from the field will be processed in a new facility at an onshore site or in the existing Lompoc facility (see Map). Any processed oil would then be transported out of Santa Barbara County in either the All American Pipeline or the Tosco-Unocal Pipeline (see Map). Offshore pipeline distance is approximately six to eight miles depending on the final choice of the point of landfall. Delta's share of the estimated capital costs to develop the Point Sal unit are approximately $38 million.

          The Point Sal Unit leases are currently held under Suspension of Production status through November 1, 2002. An updated Exploration Plan is expected to include plans to drill an additional delineation well prior to preparing the Development Plan.

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

          The Lion Rock Unit and Lease P-0409 are located in the Offshore Santa Maria Basin eight to ten miles from the coastline (see Map). Water depths range from 300 feet to 600 feet in the area of the field. It is anticipated that any oil and gas produced at Lion Rock and P-0409 would be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see Map), and would be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline (see Map). Offshore pipeline distance will be eight to ten miles depending on the point of landfill. Delta's share of the estimated capital costs to develop the Lion Rock/San Miguel field is approximately $113 million.

          The Lion Rock Unit and Lease P-0409 are currently held under Suspension of Production status through November 1, 2002. During this SOP there will be an interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey.

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

          The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello's field Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. It is anticipated that the oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil would then be transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa would be approximately five miles in length. Delta's share of the estimated capital costs to develop the Sword field is approximately $19 million.

          The  Sword  Unit  leases  are currently  held  under  a
Suspension  of  Production status through  August  1,  2003.   An
updated Exploration Plan is expected to include plans to drill an additional delineation well.

            Rocky Point Unit. Whiting Petroleum Corporation ("Whiting") holds, as nominee for Delta, an 11.11% interest in OCS Block 451 (E/2) and 100% interest in OCS Block 452 and 453, which leases comprise the undeveloped Rocky Point Unit. The
Rocky Point Unit is operated by Whiting. Six test wells have been drilled on these leases from mobile drilling units. Five were successful and one was a dry hole. OCS-P 0451 #1, drilled in 1982, was the discovery well for the Rocky Point Field. Five delineation wells were drilled on the Unit between 1982 and 1984. Rates up to 1,500 Bbls of oil per day were tested from the Monterey formation. Rates up to 3,500 Bbls of oil per day were tested from the lower Sisquoc formation which overlies the Monterey. Oil gravities at Rocky Point range from 24 to 31 API.

            Development of the Rocky Point Unit will be accomplished through extended-reach drilling from the platforms located within the adjacent Point Arguello Unit (see below). In 1987 an extended-reach well was successfully drilled to the southwestern edge of the Rocky Point field from Platform Hermosa located in the Point Arguello Unit. Since that time the technology of extended-reach drilling has dramatically advanced. The entire Rocky Point field is now within drilling distance from the Point Arguello Unit platforms.

           The Rocky Point Unit leases are currently held under Suspension of Production status through June 1, 2001. This Unit operator has prepared and timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, State and local agencies.

          Developed Properties:

           Point Arugello Unit. Whiting holds, as our nominee, the equivalent of a 6.07% working interest in the form of a financial arrangement termed a "net operating interest" in the Point Arguello Unit and related facilities. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Petroleum. In an agreement between Whiting and Delta (see Form 8-K dated June 9, 1999) Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

           We anticipate that we will redrill three wells during the remainder of calendar 2000 and five redrills in calendar 2001. Each redrill will cost approximately $1.71 million ($105,000 to our interest). We anticipate the redrill costs to be paid through current operations or additional financing.

                              MAP INSERT

Map depicting Santa Barbara County, California oil and gas facilities in relation to offshore federal units in which the Company owns interests.


          Kazakhstan

           Acquisition of Exploration Licenses in Kazakhstan. During fiscal year 1999, we acquired Ambir Properties, Inc. ("Ambir") the only assets of which consisted of two licenses for exploration of approximately 1.9 million acres in the Pavlodar region of Eastern Kazakhstan. A work plan prepared by Delta was approved by the Kazakhstan government which established minimum work and spending commitments. The minimum required work and spending commitment for fiscal year 2001 is $264,000. We intend to transfer the licenses into the name of Delta and attempt to extend the time for certain commitments under the workplan. The acquisition is a high risk, frontier exploration project. Delta does not presently have the expertise nor the resources to meet all commitments that will be required in the later years of the work plan. Delta will seek other companies in the oil and gas industry to participate in the implementation of the work plan.

     (c)  Production.

          We are not obligated to provide a fixed and determined quantity of oil and gas in the future under existing contracts or agreements. During the years ended June 30, 2000, 1999 and 1998, we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

     The following table sets forth our average sales prices and average production costs during the periods indicated:

                                Year Ended          Year Ended     Year Ended
                                  June 30,           June 30,       June 30,
                                    2000               1999          1998
                              Onshore    Offshore     Onshore       Onshore

Average sales price:
   Oil (per barrel)            $25.95      11.54       10.24          16.46
   Natural Gas (per Mcf)        $2.62        -          1.97           2.26
Production costs
 (per Bbl equivalent)           $4.94      11.02        4.37           4.02

The profitability of our oil and gas production activities is affected by the fluctuations in the sale prices of our oil and gas production. We sold 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and we have committed to sell 25,000 barrels per month from June 2000 to December 2000 at $14.65 under fixed price contracts with production purchases. (See "Management's Discussion and Analysis or Plan of Operation.")

    (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 2000, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Calculations include 100% of wells and acreage owned by us and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                      Oil(1)            Gas           Developed Acres
               Gross(2) Net(3)   Gross(2)  Net(3)     Gross(2)   Net(3)

Texas            4       1.82          0     .00        1,558     1,111
Colorado         8        .80         13   10.30        2,560     2,127
Oklahoma         0        .00         32    2.03       17,120     1,198
California:
   Onshore       0        .00         11    1.25        1,200       132
   Offshore     38       2.30          0     .00       19.740     1,197
Wyoming          0        .00          6    1.20          960       192
                50       4.92         62   14.78       43,138     5,957

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

     (e)  Undeveloped Acreage.

          At June 30, 2000, we held undeveloped acreage by state as set forth below:

                                Undeveloped Acres (1)(2)

     Location                     Gross           Net

     California, offshore(3)      64,905        15,837
     California, onshore             640            96
     Colorado                     10,560         7,937
     Wyoming                       9,696         1,939
     Oklahoma                      1,600           112
                       Total      87,401        25,921

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

(3)   Consists of Federal leases offshore California near Santa Barbara.

    (f) Drilling Activity

         During the years indicated, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

                             Year Ended    Year Ended   Year Ended
                           June 30, 2000 June 30, 1999  June 30, 1998
                             Gross  Net   Gross   Net    Gross   Net

Exploratory Wells(1):
Productive:
  Oil                          0    .00      0   .00       0    .000
  Gas                          0    .00      4   .44       5    .545
Nonproductive                  0    .00      7   .77       1    .113
Total                          0    .00     11  1.21       6    .658

Development Wells(1):.
Productive:
  Oil                          3    .18      0   .00       0    .000
  Gas                          2    .25      0   .00       1    .042
Nonproductive                  0    .00      0   .00       0    .000
Total                          5    .43      0   .00       1    .042

Total Wells(1):
Productive:
  Oil                          3    .18      0   .00       0    .000
  Gas                          2    .25      4   .44       6    .587
Nonproductive                  0    .00      7   .77       1    .113
Total Wells                    5    .43     11  1.21       7    .700

     (1) Does not include wells in which the Company had only a royalty interest.

     (g)  Present Drilling Activity

          We plan on participating in the drilling of five new wells before the end of calendar 2000.


ITEM 3.   LEGAL PROCEEDINGS

          We are not directly engaged in any material pending legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1999 Annual Meeting of the shareholders of the Company was held on March 30, 2000.

          At   the   Annual   Meeting  the   following   persons,
constituting the entire board of directors, were elected as directors of the Company to serve until the next annual meeting:

                                                      Abstentions, Votes
                                                         Withheld &
     Name                      Affirmative Votes        Negative Votes

     Aleron H. Larson, Jr.        5,540,927                33,895
     Roger A. Parker              5,540,927                33,895
     Jerrie F. Eckelberger        5,541,046                33,776
     Terry D. Enright             5,541,046                33,776

          Also ratified, approved, and adopted was the appointment of KPMG, LLP for our auditors for the year ended June 30, 2000 with 5,555,022 affirmative votes, 19,800 negative votes, 3,900 abstentions, and 0 votes withheld for the proposition.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS.

          The following information with respect to Directors and Executive Officers is furnished pursuant to Item 401(a) of Regulation S-B.

  Name            Age           Positions                   Period of Service

Aleron  H.
  Larson, Jr.      55       Chairman of the Board,        May 1987 to Present
                            Chief Executive Officer,
                            Secretary, Treasurer,
                            and a Director

Roger  A. Parker   38       President and a Director      May 1987 to Present

Terry  D. Enright  51       Director                      November 1987
                                                            to Present
Jerrie F.
   Eckelberger     56       Director                       September 1996
                                                             to Present

Kevin K. Nanke     35     Chief Financial Officer          December 1999
                                                             to Present

     The following is biographical information as to the business experience of each current officer and director of the Company.

     Aleron H. Larson, Jr., age 55, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, CEO and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 4.9% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Amber Resources Company ("Amber"), a public oil and gas company which is a majority-owned subsidiary of Delta. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 38, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and shareholder of Ampet, Inc. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Terry D. Enright, age 51, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in
Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil and gas consulting work. Mr. Enright received a B.S. in Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     Jerrie F. Eckelberger, age 56, is an investor, real estate developer and attorney who has practiced law in the State of Colorado for 29 years. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. In 1992, Mr. Eckelberger founded
Eckelberger & Associates of which he is still the principal member. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. Since March 1996, Mr. Eckelberger has acted as President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing Member of the Woods at Pole Creek, a Colorado limited liability company, specializing in real estate development.

           Kevin  K.  Nanke,  age 35, appointed  Chief  Financial
Officer in December 1999, joined Delta in April 1995 as Controller. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA=s and the Council of Petroleum Accounting Society.

     There is no family relationship among or between any of the Officers or Directors.

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

          Quarter Ended               High           Low

          September 30, 1997         $4.00           2.88
          December 31, 1997           3.88           1.66
          March 31, 1998              3.13           2.06
          June 30, 1998               4.44           3.13
          September 30, 1998          3.19           1.63
          December 31, 1998           2.50           1.50
          March 31, 1999              3.00           1.75
          June 30, 1999               2.75           1.75
          September 30, 1999          3.50           2.63
          December 31, 1999           2.94           1.78
          March 31, 2000              3.88           2.19
          June 30, 2000               4.06           3.00

          On  August  7,  2000, the closing price of  the  Common
Stock was $6.25.

          (b)  Approximate Number of Holders of Common Stock.

               The  number of holders of record of the  Company's
Common Stock at August 7, 2000 was approximately 1,000 which does not include an estimated 2,600 additional holders whose stock is held in "street name".

          (c)  Dividends.

               We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

          (d)  Recent Sales of Unregistered Securities.

               Unregistered securities sold within the last three fiscal years in the following private transactions were exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2).

               On December 23, 1997, we completed a sale of 156,950 shares of the Company's common stock to Evergreen
Resources, Inc. ("Evergreen"), another oil and gas company, for net proceeds to the Company of $350,000.

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

               On November 30, 1999, we completed a sale of 428,000 shares of the Company's common stock to Bank Leu AG, for net proceeds to the Company of $750,000.

               On January 4, 2000, we completed a sale of 175,000 shares of the Company=s common stock to Evergreen, another oil and gas company, for net proceeds to the Company of $350,000.

               On   June 1, 2000, we issued 90,000 shares of  the
Company's common stock valued at $273,375 to Whiting as a deposit to acquire certain interest in producing properties in Stark
County, North Dakota.

               During  fiscal 2000, we issued 215,000  shares  of
our common stock to an unrelated entity as a commission for their
involvement  with  the  Point  Arguello  Unit  and   New   Mexico
acquisitions completed in fiscal 2000.

               On  July  3, 2000, we completed a sale of  258,621
shares of the Company's common stock to Bank Leu AG, for net proceeds to the Company of $674,000.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Liquidity and Capital Resources.


      At June 30, 2000, we had a working capital deficit of $1,985,141 compared to a working capital deficit of $295,635 at June 30, 1999. Our current assets include accounts receivable from related parties (including affiliated companies) of $142,582 at June 30, 2000 which is primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by us. The amounts are due on open account and are non-interest bearing. Our current liabilities include current portion of long-term debt of $1,831,469 at June 30, 2000. We borrowed these funds to acquire certain oil and gas properties in fiscal 2000.

       Our   working  interest  share  of  the  future  estimated
development costs based on estimates developed by the operating partners relating to four of our five undeveloped offshore
California  units is approximately $217 million.   No  significant
amounts are expected to be incurred during fiscal 2001 and $1.0 million and $4.2 million are expected to be incurred during fiscal 2002 and 2003, respectively. There are additional, as yet undetermined, costs that we expect in connection with the development of the fifth undeveloped property in which we have an interest (Rocky Point Unit). Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately
determine  to  farmout all or a portion of our interest.   If  we
were  to  farmout our interests, our interest in  the  properties
would be decreased substantially.   In the event that we are  not
able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial
revenues  from  the properties.   Alternatively,  we  may  pursue
other  methods  of financing, including selling  equity  or  debt
securities.   There can be no assurance that we  can  obtain  any
such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

      We estimate our capital expenditures for onshore properties to be approximately $1,000,000 for the year ended June 30, 2001. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

      We  received the proceeds from the exercise of  options  to purchase  shares of our common stock of $1,377,536  and  $160,000 during the years ended June 30, 2000 and 1999, respectively.

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

      On July 30, 1999, we borrowed $2,000,000 at 18% per annum from an unrelated entity maturing on August 1, 2001 which was personally guaranteed by two of our officers. The loan proceeds were used as deposit funds for the Point Arguello acquisition. We paid a 2% origination fee to the lender. In addition, as consideration for the guarantee of our indebtedness, we entered into an agreement with our officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds form the loans (proportionately reduced to the interest in each property acquired) will be assigned to each of the officers. Each overriding royalty had a fair market value of approximately $125,000 which was recorded as an adjustment to the purchase price. At June 30, 2000 the principal balance was $740,462. Subsequent to year-end, the balance was paid in full.

     On November 1, 1999, we acquired interests in 11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

      Also on November 1, 1999, we borrowed the funds for the above mentioned acquisition at 18% per annum from an unrelated entity maturing on January 31, 2000, which was personally guaranteed by two of our officers. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). Each overriding royalty had a fair market value of approximately $37,500 which was recorded as an adjustment to the purchase price. We also paid a 1% origination fee to the lender. On December 1, 1999, we paid the loan in full.

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

      On December 1, 1999, we borrowed $8,000,000 at prime rate plus 1-1/2% (11% at June 30, 2000) from an unrelated entity. The loan agreement provides for a 4-1/2 year loan with additional compensation to the lender if paid after September 1, 2000. The proceeds from this loan were used to payoff existing debt and to fund the balance of the Point Arguello Unit purchase. We are required to make monthly payments equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The loan is collateralized by our oil and gas properties acquired with the loan proceeds.

      On January 1, 1999 and January 4, 2000, we completed the sale of 194,444 and 175,000 shares, respectively, of our common stock in a private transaction to an unrelated entity for net proceeds for each issuance to us of $350,000.

      On July 5, 2000, we completed the sale of 258,621 shares of its restricted common stock to an unrelated entity for $750,000. A fee of $75,000 was paid and options to purchase 100,000 shares of our common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity and as consideration for their efforts and consultation related to the transaction.

   On July 10, 2000, we paid $3,745,000 to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota. The July 10, 2000 payment resulted in the acquisition by us of 67% of the ownership interest in each property to be acquired. An optional payment of $1,845,000, less net production revenues accrued from February 1, 2000, is due September 29, 2000 to purchase the remaining ownership interest in each property. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the our officers.

      On July 21, 2000, we and an unrelated entity ("the entity") entered into a definitive agreement entitled "Investment Agreement" whereby the entity has given a firm commitment to allow us to issue to the entity up to a total of $20,000,000 of its common stock over three years from time to time as often as monthly in amounts based upon certain market conditions and at prices based upon market prices for our common stock at the time of issuance. As consideration the entity has received a warrant to purchase 500,000 shares of our common stock at $3.00 per share for five years and may receive additional warrants to purchase our common stock under the terms of the Investment Agreement. A warrant to purchase 150,000 shares of the entity common stock at $3.00 per share for five years was issued to an unrelated company as consideration for its efforts and consultation related to potential financing alternatives and this transaction. Proceeds will be used for property acquisitions, debt reduction and working capital.

      We expect to raise additional capital by selling our common stock in order to fund our capital requirements for our portion of the costs of the drilling and completion of development wells on our proved undeveloped properties during the next twelve months. There is no assurance that we will be able to do so or that we will be able to do so upon terms that are acceptable. We are currently trying to establish a credit facility with a financial institution but we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our operations and our capital requirements for development of our properties including establishing a credit facility, sale of equity or debt securities and sale of properties. Many of the factors which may affect our future operating performance and liquidity are beyond our
control,   including  oil  and  natural  gas   prices   and   the
availability of financing.

      After evaluation of the considerations described above, we presently believe that our cash flow from our existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     Results of Operations

          Net Earnings (Loss). The Company's net loss for the year ended June 30, 2000 was $3,367,050 compared to the net loss of $2,998,759 for the year ended June 30, 1999. The losses for the years ended June 30, 2000 and 1999 were effected by the items described in detail below.

          Revenue. Total revenue for the year ended June 30, 2000 was $3,665,981 compared to $1,717,651 for the year ended
June 30, 1999. Oil and gas sales for the year ended June 30, 2000 were $3,355,783 compared to $557,507 for the year ended June 30, 1999. The increase in oil and gas sales during the year ended June 30, 2000 resulted from the acquisition of eleven producing wells in New Mexico and Texas and the acquisition of an interest in the offshore California Point Arguello Unit. The increase in oil and gas sales were also impacted by the increase in oil and gas prices.

          Production volumes and average prices received for the years ended June 30, 2000 and 1999 are as follows:

                              2000                      1999
                        Onshore   Offshore        Onshore   Offshore

Production:
     Oil (barrels)        9,620    186,989           5,574        -
     Gas (Mcf)          362,051          -         254,291        -
Average Price:
     Oil (per barrel)    $25.95     $11.54*         $10.24        -
     Gas (per Mcf)        $2.62          -           $1.97        -

      *We sold 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and we have committed to sell 25,000 barrels per month from June 2000 to December 2000 at $14.65 per barrel under fixed price contracts with production purchases.

          Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2000 were $2,405,469 compared to $209,438 for the year ended June 30, 1999. On a per Bbl equivalent basis, production expenses and taxes were $4.94 for onshore properties and $11.02 for offshore properties during the year ended June 30, 2000 compared to $4.37 for onshore properties for the year ended June 30, 1999. The increase in lease operating expense compared to 1999 resulted from the acquisition of an interest in eleven new properties onshore and an interest in the offshore Point Arguello Unit near Santa Barbara, California. In general the cost per Bbl for offshore operations are higher than onshore. The offshore properties had approximately $175,000 in non capitalized workover cost included in lease operating expense.

          Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 2000 was $887,802 compared to $229,292 for the year ended June 30, 1999. On a Bbl equivalent basis, the depletion rate was $4.64 for onshore properties and $3.00 for offshore properties during the year ended June 30, 2000 compared to $4.78 for onshore properties for the year ended June 30, 1999.

          Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $46,730 for the year ended June 30, 2000 compared to $74,670 for the year ended June 30, 1999.

          Abandonment and Impairment of Oil and Gas Properties. We recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 1999 of $273,041. Our proved properties were assessed for impairment on an individual field basis and we recorded impairment provisions attributable to certain producing properties of $103,230 for the year ended June 30, 1999. The expense in 1999 also includes a provision for impairment of the costs associated with the Sacramento Basin of Northern California of $169,811. We made a determination based on drilling results that it would not be economical to develop certain prospects and as such we will not proceed with these prospects. There was no impairment for oil and gas properties in fiscal 2000.

          General and Administrative Expenses. General and administrative expenses for the year ended June 30, 2000 were $1,777,579 compared to $1,506,683 for the year ended June 30, 1999. The increase in general and administrative expenses compared to fiscal 1999, can be attributed to an increase in shareholder relations and professional services relating to Securities and Exchange related filings.

          Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 2000 and 1999 of $537,708 and $2,080,923, respectively, for options granted to and/or re-priced for certain officers, directors, employees and consultants at option prices below the market price at the date of grant. The stock option expense for fiscal 2000 can primarily be attributed to repricing options to certain consultants that
provide   shareholder  relations  to  the  Company.    The   most
significant amount of the stock option expense for fiscal 1999 can be attributed to a grant by the Incentive Plan Committee ("Committee") of options to purchase 89,686 shares of our common stock and the re-pricing of 980,477 options to purchase shares of our common stock for the two officers of the Company at a price
of  $.05 per share under the Incentive Plan.   The Committee also
re-priced 150,000 options to purchase shares of our common stock to two employees at a price of $1.75 per share under the Incentive Plan. Stock option expense in fiscal 1999 of $1,985,414 was recorded based on the difference between the option price and the quoted market price on the date of grant and re-pricing of the options.

     Recently   Issued  or  Proposed  Accounting  Standards   and
Pronouncements

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for
Certain Transactions involving Stock Compensation- and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this interpretation are to be recognized on a prospective basis. Repriced options mentioned above may impact future periods. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations.

           In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 was amended by SFAS 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not assessed the impact, if any, that SFAS 133 will have on its financial statements.

ITEM 7.   FINANCIAL STATEMENTS

          Financial Statements are included herein beginning on page F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                            PART III

          The information required by Part III, Items 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act", 10 "Executive Compensation", 11 "Security Ownership of Certain Beneficial Owners and Management", and 12 "Certain Relationships and Related Transactions", is incorporated by reference to Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders. For information concerning Item 9 "Directors and Executive Officers"; see Part I; Item 4A.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               The Exhibits listed in the Index to Exhibits appearing at Page 37 filed as part of this report.

          (b)  Reports on Form 8-K.

               Form 8-K; November 1, 1999; Items 2 & 7
               Form 8-K/A November 1, 1999; Item 7
               Form 8-K; December 1, 1999; Items 2 & 5 & 7
               Form 8-K/A; December 1, 1999; Item 7
               Form 8-K; January 1, 2000; Items 5 & 7
               Form 8-K; July 10, 2000; Items 2 & 5 & 7
               Form 8-K; August 3, 2000; Items 5 & 7

                   FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, the status of and/or future expectations for our offshore properties, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    a decline in oil and/or gas production or prices,
     *    incorrect estimates of required capital expenditures,
     * increases in the cost of drilling, completion and gas collection or other costs of production and operations,
     *    an inability to meet growth projections,
     *    government regulations, and
     *    other risk factors discussed or not discussed herein.

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

(Registrant)                       DELTA PETROLEUM CORPORATION


By (Signature and Title)                 s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr., Secretary,
                              Chairman of the Board, Treasurer
                              and Principal Financial Officer


By (Signature and Title)                       s/Kevin K. Nanke
                              Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


By (Signature and Title)              s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr., Director
Date                                    08/15/00


By (Signature and Title)               s/Roger A. Parker
                              Roger A. Parker, Director
Date                                     08/15/00


By (Signature and Title)               s/Terry D. Enright
                              Terry D. Enright, Director
Date                                      08/15/00


By (Signature and Title)               s/Jerrie F. Eckelberger
                              Jerrie F. Eckelberger, Director
Date                                       08/15/00


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

10.9 Companies Employment Agreements with Aleron H. Larson, Jr. and Roger A. Parker, previously filed on Form 10-KSB for the fiscal year ended June 30, 1998.

10.10 Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1996.

10.11 Agreement among Eva H. Posman, as Chapter 11 Trustee of Underwriters Financial Group, Inc., Snyder Oil Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated May 23, 1997.

10.12 Option and First Right of Refusal between Evergreen Resources, Inc., and Delta Petroleum Corporation dated December 23, 1997, previously filed on Form 10-KSB for the fiscal year ended June 30, 1998.

10.13 Professional Services Agreement with GlobeMedia AG and Investment Representation Agreements with GlobeMedia AG, incorporated by reference from Exhibits 99.2 and 99.3 to the Company's Form 8-K dated April 9, 1998.

10.14 Delta Petroleum Corporation 1993 Incentive Plan, as amended June 30, 1999. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated June 1, 1999.

10.15 Agreement between Evergreen Resources, Inc., and Delta Petroleum Corporation effective January 1, 1999. Incorporated by reference from Exhibit 99.1 to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.

10.16 Agreement between Burdette A. Ogle and Delta Petroleum Corporation effective December 17, 1998. Incorporated by reference from Exhibit 99.2 to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.

10.17 Agreement between Delta Petroleum Corporation and Ambir Properties, Inc., dated October 12, 1998. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated October 16, 1998.

10.18 Agreement between Whiting Petroleum corporation and Delta Petroleum Corporation (including amendment) dated June 8, 1999. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated June 9, 1999.

10.19  Purchase  and  Sale  Agreement dated  October  13,  1999 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1999.

10.20  Agreement between Delta Petroleum Corporation, Roger  A.
       Parker and Aleron H. Larson, Jr. dated November 1, 1999. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated November 1, 1999.

10.21  Conveyance   and  Assignment  from  Whiting   Petroleum
       Corporation dated December 1, 1999. Incorporated by reference from
       Exhibit 10.1 to the Company's Form 8-K dated December 1, 1999.

10.22  Loan Agreement (without exhibits) between Kaiser-Francis
       Oil Company and Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated December 1, 1999.

10.23 Promissory Note dated December 1, 1999. Incorporated by reference from Exhibit 10.3 to the Company's Form 8-K dated December 1, 1999.

10.24  July  29, 1999 Agreement between GlobeMedia AG and Delta
       Petroleum Corporation with November 23, 1999 amendment. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated January 4, 2000.

10.25  Letter  Agreement  between  GlobeMedia  AG  and   Delta
       Petroleum Corporation dated November 23, 1999.    Incorporated by
       reference from Exhibit 99.3 to the Company's Form 8-K dated January 4, 2000.

10.26  Agreement  dated December 30, 1999 between  Burdette  A.
       Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated January 4, 2000.

10.27  Investment  Representation Agreement dated December  17,
       1999 between Evergreen Resources, Inc. and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated January 4, 2000.

10.28  Option  Agreement between Evergreen Resources, Inc.  and
       Delta Petroleum Corporation dated December 17, 1999 (effective as of January 4, 2000). Incorporated by reference from Exhibit 99.6 to the Company's Form 8-K dated January 4, 2000.

10.29  Purchase and Sale Agreement dated June 1, 2000 between
       Whiting    Petroleum   Corporation   and   Delta   Petroleum
       Corporation. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated July 10, 2000.

10.30  Documents and Agreements dated July 10, 2000 between
       Delta  Petroleum  Corporation and Hexagon  Investments,  Inc.
       and/or   Sovereign   Holdings,  LLC  related   to   financing
       arrangements:
               -Partial Assignment of Contract;
               -Collateral Assignment of Purchase and Sale Agreement; -Letter Agreement re: loan;
               -Estoppel Certificate and Agreement;
               -Promissory Note;
               -Guarantee Agreement

       Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated July 10, 2000.

10.31  Investment Agreement dated July 21, 2000 between Delta
       Petroleum Corporation and Swartz Private Equity, LLC and related agreements. Incorporated by reference from Exhibit
       99.2 to the Company's Form 8-K dated July 10, 2000.

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

23.    Consent of Experts and Counsel.

       23.1   KPMG LLP, filed herewith electronically.

24.    Power of Attorney.  Not applicable.

27.    Financial Data Schedule.  Filed herewith electronically.

99.    Additional Exhibits. Not applicable.




                 Independent Auditors' Report



The Board of Directors and Stockholders
Delta Petroleum Corporation:


We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                  s/KPMG LLP
                                   KPMG LLP





Denver, Colorado
August 11, 2000




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2000 and 1999




                                                     2000              1999

ASSETS

Current Assets:
  Cash                                            $ 302,414            99,545
  Trade accounts receivable,  net of
    allowance for doubtful accounts of $50,000
    in 2000 and 1999                                613,527           113,841
  Accounts receivable - related parties             142,582           116,855
  Prepaid assets                                    373,334            10,000
  Other current assets                              198,427               100

      Total current assets                        1,630,284           340,341


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California properties 10,809,310         7,369,830
      Undeveloped onshore domestic properties       451,795           506,363
      Undeveloped foreign properties                623,920           623,920
      Developed offshore California properties    3,285,867                 -
      Developed onshore domestic properties       5,154,295         2,231,187
  Office furniture and equipment                     89,019            82,489
                                                 20,414,206        10,813,789

  Less accumulated depreciation and depletion    (2,538,030)       (1,650,228)

      Net property and equipment                 17,876,176         9,163,561

Long term assets:
  Deferred financing costs                          366,996                 -
  Investment in Bion Environmental                  228,629           257,180
  Partnership net assets                            675,185                 -
  Deposit on purchase of oil and gas properties     280,002         1,616,050

      Total long term assets                      1,550,812         1,873,230

                                                $21,057,272       $11,377,132



                                                     2000              1999

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable                                1,636,651           393,542
  Other accrued liabilities                         154,388            10,000
  Royalties payable                                  58,733           127,166
  Current portion of long-term debt:
    Related party                                         -           105,268
    Other                                         1,765,653                 -

      Total current liabilities                   3,615,425           635,976

Long-term debt:
  Related party                                           -           894,732
  Other                                           6,479,115                 -

      Total long-term debt                        6,479,115           894,732

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares, none issued               -                -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 8,422,079
    shares in 2000 and 7,913,379 in 1999             84,221            63,903
  Additional paid-in capital                     33,746,861        29,476,275
  Accumulated other comprehensive income (loss)      77,059          (115,395)
  Accumulated deficit                           (22,945,409)      (19,578,359)

  Total shareholders' equity                     10,962,732         9,846,424

Commitments
                                                $21,057,272       $11,377,132



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
June 30, 2000 and 1999




                                                   2000             1999

Revenue:
  Oil and gas sales                         $  3,355,783           557,507
  Gain on sale of oil and gas properties          75,000           957,147
  Other revenue                                  235,198           203,001

    Total revenue                              3,665,981         1,717,655


Operating expenses:
  Lease operating expenses                     2,405,469           209,438
  Depreciation and depletion                     887,802           229,292
  Exploration expenses                            46,730            74,670
  Abandoned and impaired properties                    -           273,041
  Dry hole costs                                       -           226,084
  General and administrative                   1,777,579         1,506,683
  Stock option expense                           537,708         2,080,923

    Total operating expenses                   5,655,288         4,600,131

Loss from operations                          (1,989,307)       (2,882,476)

Other income and expenses:
  Interest and financing costs                (1,264,954)          (19,726)
  Loss on sale of securities available
     for sale                                   (112,789)          (96,553)

    Total other income and expenses           (1,377,743)         (116,279)

    Net loss                                $ (3,367,050)      $(2,998,755)


Net loss per common share-basic and diluted       $(0.46)           $(0.51)

Weighted average of common
  Shares outstanding                           7,271,336         5,854,758



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive
Income (Loss)
Years Ended June 30, 2000 and 1999

                                                                                                          Additional
                                                                    Common Stock                              paid-in
                                                                       Shares             Amount              capital

Balance, July 1, 1998                                               5,513,858         $   55,139           25,571,921

Comprehensive loss:
  Net loss                                                                  -                  -                    -
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities                                      -                  -                     -
  Less: Reclassification adjustment for losses included in net loss           -                  -                     -
Comprehensive loss                                                            -                  -                     -
Stock options granted as compensation                                         -                  -          2,081,423
Shares issued for cash upon exercise of options                       120,000              1,200              158,800
Shares issued for cash                                                196,444              1,964              354,011
Shares issued for services                                             10,000                100               15,650
Shares issued for oil and gas properties                              250,000              2,500              621,420
Shares issued for deposit on oil and gas properties                   300,000              3,000              613,050
Fair value of warrant extended and repriced                                   -                  -             60,000

Balance, June 30, 1999                                              6,390,302             63,903           29,476,275

Comprehensive loss:
  Net loss                                                                  -                  -                    -
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities                                      -                  -                     -
  Less: Reclassification adjustment for losses included in net loss            -                  -                     -
Comprehensive loss                                                            -                  -                     -
Stock options granted as compensation                                         -                  -            500,208
Shares issued for cash                                                603,000              6,030            1,017,970
Shares issued for cash upon exercise of options                     1,048,777             10,488            1,367,048
Shares and options issued with financing                               75,000                750              565,472
Shares issued for oil and gas properties                              215,000              2,150              547,413
Shares issued for deposit on oil and gas properties                    90,000                900              272,475

Balance, June 30, 2000                                              8,422,079         $   84,221           33,746,861

                                                                     Accumulated
                                                                        other
                                                                    comprehensive
                                                                       income          Comprehensive        Accumulated
                                                                       (loss)              loss               deficit        Total

Balance, July 1, 1998                                       457,594                             (16,579,600)       9,505,054

Comprehensive loss:
  Net loss                                                                 (2,998,759)          (2,998,759)      (2,998,759)
  Other comprehensive loss, net of tax
   Unrealized loss on equity securities                   (669,542)                                         -
  Less: Reclassification adjustment for
     losses included in net loss                            96,553           (572,989)                             (572,989)
Comprehensive loss                                                         (3,571,748)
Stock options granted as compensation                               -                                        -    2,081,423
Shares issued for cash upon exercise of options                     -                                        -      160,000
Shares issued for cash                                              -                                        -      355,975
Shares issued for services                                          -                                        -       15,750
Shares issued for oil and gas properties                            -                                        -      623,920       #
Shares issued for deposit on oil and gas properties                 -                                        -      616,050
Fair value of warrant extended and repriced                         -                                        -       60,000

Balance, June 30, 1999                                      (115,395)                            (19,578,359)     9,846,424

Comprehensive loss:
  Net loss                                                                  (3,367,050)          ( 3,367,050)    (3,367,050)
  Other comprehensive gain, net of tax
    Unrealized gain on equity securities                      79,665                                          -
  Less: Reclassification adjustment for
    losses included in net loss                              112,789           192,454                              192,454
Comprehensive loss                                                          (3,174,596)
Stock options granted as compensation                               -                                        -      500,208
Shares issued for cash                                              -                                        -    1,024,000
Shares issued for cash upon exercise of options                     -                                        -    1,377,536
Shares and options issued with financing                                                                            566,222
Shares issued for oil and gas properties                            -                                        -      549,563
Shares issued for deposit on oil and gas properties                 -                                        -      273,375

Balance, June 30, 2000                                         77,059                             (22,945,409)   10,962,732




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000 and 1999



                                                                           2000                     1999

Cash flows operating activities:
  Net loss                                                          $ (3,367,050)              (2,998,759)
  Adjustments to reconcile net loss to cash used in
         operating activities:
    Gain on sale of oil and gas properties                               (75,000)                (957,147)
    Loss on sale of securities available for sale                        112,789                   96,553
    Depreciation and depletion                                           887,802                  229,292
    Stock option expense                                                 500,208                2,080,923
    Amortization of financing costs                                      466,568                        -
    Abandoned and impaired properties                                          -                  273,041
    Common stock issued for services                                           -                   15,750
  Net changes in operating assets and
         and operating liabilities:
    (Increase) decrease in trade accounts receivable                    (533,074)                  84,432
    (Increase) decrease in accounts receivable from                      (19,564)                   4,397
                   related parties
    Increase in prepaid assets                                          (373,334)                       -
    (Increase) decrease in other current assets                          (62,500)                       -
    Increase (decrease) in accounts payable trade                      1,243,109                 (176,927)
    Increase (decrease) in other accrued liabilities                     144,388                        -
    Royalties payable                                                    (68,433)                (137,154)

Net cash used in operating activities                                 (1,144,091)              (1,485,599)

Cash flows from investing activities:
    Additions to property and equipment                               (7,759,804)                (507,068)
    Deposit on purchase of oil and gas properties                         (6,627)              (1,000,000)
    Proceeds from sale of securities available for sale                  135,441                  174,602
    Proceeds from sale of oil and gas properties                          75,000                1,384,000
    Increase in long term assets                                        (675,185)                       -
Net cash provided by (used in) investing activities                   (8,231,175)                  51,534

Cash flows from financing activities:
    Stock issued for cash upon exercise of options                     1,377,536                  160,000
    Issuance of common stock for cash                                  1,024,000                  356,475
    Borrowing from related parties                                             -                1,000,000
    Repayment of borrowings to related parties                        (1,000,000)                       -
    Proceeds from borrowings                                          12,816,851                  400,000
    Repayment of borrowings and financing costs                       (4,640,252)                (400,000)
Net cash provided by financing activities                              9,578,135                1,516,475

Net increase in cash                                                     202,869                   82,410

Cash at beginning of period                                               99,545                   17,135

Cash at end of period                                                  $ 302,414                  $99,545

Supplemental cash flow information -
Cash paid for interest and financing costs                             $    741,348               $19,726

Non-cash financing activities:
Common stock and options issued for the purchase
  of oil and gas properties                                            $    549,563              $683,920

Common stock, options and overriding royalties
  issued for services relating to debt financing                       $    891,223                  $   -

Common stock issued for deposit on purchase
  of oil and gas properties                                            $    273,375                $616,050





DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2000 and 1999

(1) Summary of Significant Accounting Policies

    Organization and Principles of Consolidation

    Delta Petroleum Corporation ("Delta") was organized December 21, 1984 and is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company owns interests in developed and undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed and undeveloped oil and gas properties in the continental United States. In addition, the Company has a license to explore undeveloped properties in Kazakhstan.

    At June 30, 2000, the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

    The  consolidated financial statements include  the  accounts
    of   Delta  and  Amber  (collectively,  the  Company).    All
    intercompany balances and transactions have been eliminated in consolidation.

    Liquidity

    The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations, for the same period. As of June 30, 2000, the Company had a working capital deficit of $1,925,750. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner.

    One aspect of the Company's business activities has been the buying and selling of oil and gas properties. In the past the Company has sold properties to fund its working capital deficits and/or its funding needs. In addition, during fiscal 2000 and 1999, the Company has raised approximately $2,401,536 and $515,975, respectively, through private placements and option exercises. Recently, the Company has taken steps to reduce losses and generate cash flow from operations, through the pending acquisition of producing oil and gas properties (see Note 11) which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

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

    Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. Capitalized costs of undeveloped properties ($11,885,025 at June 30, 2000) are assessed periodically on an individual field basis and a provision for impairment is recorded, if necessary, through a charge to operations.

    Furniture and equipment are depreciated using the straight-line method over estimated lives ranging from three to five years.

     Certain  of  the  Company's  oil  and  gas  activities   are
     conducted through partnerships and joint ventures, the Company includes its proportionate share of assets, liabilities, revenues and expenses in its consolidated financial statements. Partnership net assets represents the Company's share of net working capital in such entities.

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

     The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision attributable to certain producing properties of $103,230 for the year ended June 30, 1999.

     The Company's undeveloped properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision attributed to certain undeveloped onshore properties of $169,811 for the year ended June 30, 1999 as management believed that the costs of such properties would likely not be recovered.

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

     As of June 30, 2000, the Company had produced and recognized as revenue approximately 13,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $39,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

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

    The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, royalties payable of $68,433 and $137,154 have been written off and recorded as other income in fiscal 2000 and 1999, respectively.

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

    Earnings (Loss) per Share

    Basic earnings (loss) per share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common share outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrant. The effect of potentially dilutive securities outstanding were antidilutive in 2000 and 1999.

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

    Recently Issued Accounting Standards and Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation- and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this interpretation are to be recognized on a prospective basis. Repriced options mentioned above may impact future periods. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations.

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16,1 999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
     Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 was amended by SFAS 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not assessed the impact, if any, that SFAS 133 will have on its financial statements.

     Reclassification

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

(2) Investment

    The Company's investment in Bion Environmental Technologies, Inc. ("Bion") is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as accumulated comprehensive income (loss), a separate component of stockholders' equity. During fiscal 2000 and 1999 the Company received an additional 16,808 and 10,249 shares, respectively, of Bion's common stock for rent and other services provided by the Company. The Company realized losses of $112,789 and $96,553 for the years ended June 30, 2000 and 1999, respectively, on the sales of securities available for sale.

    The   cost  and  estimated  market  value  of  the  Company's
    investment in Bion at June 30, 2000 and 1999 are as follows:

                                                   Estimated
                                 Unrealized         Market
                     Cost         Gain/(Loss)        Value

       2000       $151,570        $  77,059         $228,629
       1999       $372,575        $(115,395)        $257,180

     As of August 1, 2000, the estimated market value of the Company's investment in Bion, based on the quoted bid price of Bion's common stock, was approximately $225,000.

(3)  Oil and Gas Properties

    On  November  1, 1999, the Company acquired interests  in  11 oil and gas producing properties located in New Mexico and Texas for a cost of $2,879,850.

    On  December  1, 1999, the Company completed the  acquisition of  the equivalent of a 6.07% working interest in the form of a  financial arrangement termed a "net operating interest" in the Point Arguello Unit, and its three platforms (Hidalgo, Harvest and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent undeveloped Rocky Point Unit from an unrelated
    entity.   The  seller  is  unrelated  and  will  retain   its
    proportionate   share   of   future   abandonment   liability
    associated with both the onshore and offshore facilities of the Point Arguello Unit. The acquisition had a purchase price of approximately $6,758,550 consisting of $5,625,000 in cash and 500,000 shares of the Company's restricted common stock with a fair market value of $1,133,500. As part of the agreement, the Company committed to sell 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and from June 2000 to December 2000 at $14.65.

     In addition, the agreement provides that if development and operating expenses are greater than production revenues then, at Delta's election, until December 31, 2000, the seller will invest up to $1,000,000 in Delta through the purchase of Delta Preferred Stock to cover excess expenses incurred by Delta.

     The following unaudited proforma consolidated statement of operations information assumes that the November 1, 1999 and December 1, 1999 acquisitions occurred as of July 1, 1998.

                                         Years Ended
                                           June 30,
                                      2000          1999

         Oil and gas sales         $5,179,526     $4,414,289

         Operating expense         $7,284,217     $9,231,546

           Net loss               $(3,685,786)   $(5,109,588)

         Net loss per common
            share-basic and diluted    $(.51)          $(.84)


(4)  Long Term Debt

                                 Other                    Related Party
                           2000       1999             2000          1999

     A                  $7,504,306       -               -            -
     B                     740,462       -               -            -
     C                          -        -               -         1,000,000
                        $8,244,768       -               -         1,000,000

   Current portion       1,765,653       -               -           105,268

   Long-term portion    $6,479,115      $-              $-          $894,732


    A. On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from an unrelated entity. The loan agreement provides for a 4-1/2 year loan with additional compensation to the lender if paid after September 1, 2000. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit purchase. The Company is required to make minimum monthly payments equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The Company has assumed the minimum payments of $150,000 per month for the determination of the current portion of long term debt. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds to date in the current fiscal year.

    B. On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity which was personally
    guaranteed  by the officers of the Company.   On December  1,
    1999, the Company paid a portion of the principal and accrued interest leaving a principal balance of $740,462.
    The  Company  paid a 2% origination fee to  the  lender.   As
    consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with two of its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the interest in each property)
    will  be  assigned to each of the officers.     The estimated
    fair value of each overriding royalty interest of $125,000 was recorded as a deferred financing cost. Subsequent to year end, the Company paid off the loan.

    C. On May 24, 1999, the Company borrowed $1,000,000 at 18% per annum from the Company's officers maturing on June 1, 2001 upon the same terms under which they borrowed these funds from an unrelated lender. The Company agreed to make monthly payments of interest only for the first six months and then monthly principal and interest payments of $29,375 through June 1, 2001 with the remaining principal amount payable at the maturity date. Loan was paid in full during fiscal 1999.

    D.    On November 1, 1999, the Company borrowed approximately
    $2,800,000  at  18%  per  annum  from  an  unrelated   entity
    maturing   on   January  31,  2000,  which   was   personally
    guaranteed  by  two  officers  of  the  Company.    The  loan
    proceeds were used to purchase the 11 producing wells and associated acreage in New Mexico and Texas. On December 1,
    1999,  the Company paid the loan in full.   The Company  also
    paid a 1% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). The estimated fair value of each overriding royalty interest of $37,500 was recorded as a deferred financing cost. The Company also paid a 1% origination fee to the lender.

(5) Stockholders' Equity

    Preferred Stock

    The   Company   has  3,000,000  shares  of  preferred   stock
    authorized, par value $.10 per share, issuable from time to time in one or more series. As of June 30, 2000 and 1999, no preferred stock was issued.

    Common Stock

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

    On December 1, 1998, the Company issued 10,000 shares of the
    Company's common stock to an unrelated entity for public relation service.

    On January 1, 1999 and again on January 4, 2000, the Company completed a sale of 194,444 and 175,000 shares, respectively, of the Company's Common stock to another oil company for net proceeds for each issuance to the Company of $350,000.

    During fiscal 1999, the Company issued 300,000 shares of the Company's common stock to an unrelated entity, along with a $1,000,000 refundable deposit to acquire a portion of an interest in the offshore California Point Arguello Unit, its three platforms (Hidalgo, Harvest, and Hermosa), along with an interest in the adjacent undeveloped Rocky Point Unit.

    On December 8, 1999, the Company completed the sale of 428,000 shares of the Company's common stock in a private transaction for net proceeds to the Company of $674,000.

    On June 1, 2000, the Company issued 90,000 shares of the Company's restricted common stock valued at $273,375 to an unrelated entity as a deposit to acquire certain interests in producing properties in Stark County, North Dakota.

    During fiscal 2000, the Company issued 215,000 shares of the Company's common stock to an unrelated entity as a commission for their involvement with the Point Arguello Unit and New Mexico acquisitions completed during fiscal 2000.

    The Company received proceeds from the exercise of options to purchase shares of its common stock of $1,377,536 during the year ended June 30, 2000 and $160,000 during the year ended June 30, 1999.

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

    A summary of the Plan's stock option activity and related information for the years ended June 30, 2000 and 1999 are as follows:

                                    2000                    1999
                              Weighted-Average         Weighted-Average
                                         Exercise                 Exercise
                               Options    Price       Options      Price
     Outstanding-beginning
         of year             1,640,163   $1.05       1,162,977     $2.25
       Granted                 387,500    1.60         477,186      1.43
       Exercised              (391,777)   (.29)            -         -
       Repriced                      -       -       2,110,954       .68
       Returned for repricing        -       -      (2,110,954)    (1.47)
       Outstanding-end
        of year              1,635,886    $1.36      1,640,163     $1.05
       Exercisable at
         end of year         1,510,886     $.95      1,385,163     $2.32

     Exercise prices for options outstanding under the plan as of June 30, 2000 ranged from $0.05 to $9.75 per share. The weighted-average remaining contractual life of those options is 8.14 years. A summary of the outstanding and exercisable options at June 30, 2000, segregated by exercise price ranges, is as follows:

                                   Weighted-Average
                       Weighted-      Remaining                     Weighted-
Exercise                 Average     Contractual                     Average
Price         Options    Exercise       Life        Exercisable      Exercise
Range       Outstanding   Price      (in years)      Options          Price

$0.05          769,736    $0.05        8.25           769,736         $0.05
$1.13-$3.25    701,150     1.78        8.64           701,150          1.78
$3.26-$9.75    165,000     5.72        5.50            40,000          3.58
             1,635,886    $1.36        8.14         1,510,886         $0.95

    Proforma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards 123 which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1999 and 1998, respectively, risk-free interest rate of 5.1% and 5.5%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 64.03% and 56.07%, and a weighted-average expected life of the options of 6.15 and 6.6 years.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal or greater to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net loss for the years ended June 30, 2000 and 1999, would have been $3,499,820 and $2,242,507, and basic loss per common share would have been $.45 and $.38 per share, respectively.

    Non-Qualified Stock Options - Non-Employee

    In  addition  to  options  outstanding  under  the  Company's
    Incentive Plan, the following options and warrants were outstanding at June 30, 2000:

     Number              Exercise            Expiration
   Outstanding            Price                 Date

     20,000               $3.50               06/09/03
     25,000                2.13               02/11/01
     50,000                6.00                    -   (1)
     50,000                6.00                    -   (2)
     62,500                6.13               11/06/00
    100,000                3.00               08/31/04
    140,000                2.00               01/03/02
    165,000              2.50-4.00            04/01/01
    200,000                2.50               04/10/02
    250,000                2.00               12/01/04
    500,000              3.50-5.00            10/09/03


    (1)   The 50,000 options granted at $6.00 expire on the later
    of   the   original  expiration  date  or  one   year   after
    registration of the underlying shares.

    (2)   The 50,000 options granted at $6.00 expire on the later
    of   the  original  expiration  date  or  thirty  days  after
    registration of the underlying shares.

    During  fiscal 2000, the Company issued or repriced  options
    to  non-employees  at  or  below market.   Accordingly,  the
    Company recorded stock option expense in the amount of $475,378 to non-employees.

(6) Employee Benefits

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

    During the fiscal years ended June 30, 2000 and 1999, the Company contributed $17,565 and $16,631 under the Plan.

(7) Income Taxes

    At   June  30,  2000  and  1999,  the  Company's  significant
    deferred  tax  assets  and  liabilities  are  summarized   as
    follows:

                                             2000     1999
       Deferred tax assets:
          Net operating loss
            carryforwards               $9,591,000   8,163,000
          Allowance for doubtful
            accounts not deductible
            for tax purposes                19,000      19,000
          Oil and gas properties,
            principally due to
            differences in basis and
            depreciation and depletion     555,000    1,058,000
          Gross deferred tax assets     10,165,000    9,240,000
          Less valuation allowance    ( 10,165,000)  (9,240,000)
       Net deferred tax asset                $   -         $-

    No income tax benefit has been recorded for the years ended June 30, 2000 and 1999 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

    At June 30, 2000, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $25,240,000 and $24,630,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2000 through 2020. If not utilized, approximately $1.4 million of net operating losses will expire over the next five years. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $2,342,000, included in the above amounts are available only to offset future taxable income of Amber and are further limited to approximately $475,000 per year, determined on a cumulative basis.

(8) Related Party Transactions

    Transactions with Officers

    On January 3, 2000, the Company's Compensation Committee authorized the officers of the Company to purchase the Company's securities available for sale at the market closing price on that date. The Company's officers purchased 47,250 shares of the Company's securities available for sale for a cost of $237,668. Because the market price per share was below the Company's cost basis the Company recorded a loss on this transaction of $107,730.

    On December 30, 1999, the Company's Incentive Plan Committee granted the Chief Financial Officer 25,000 options to purchase the Company's common stock at $.01 per share. Stock option expense of $62,330 has been recorded based on the difference between the option price and the quoted market price on the date of grant.

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

    On January 6, 1999, the Company's Compensation Committee authorized two officers of the Company to purchase the Company's securities available for sale at the market closing price on that date not to exceed $105,000 per officer. The Company's Chief Executive Officer purchased 29,900 shares of the Company's securities available for sale for a cost of $89,668. Because the market price per share was below the Company's cost basis the Company recorded a loss on this transaction of $67,382.

    Accounts Receivable Related Parties

    At June 30, 2000, the Company had $142,582 of receivables from related parties (including affiliated companies) primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing.

    Transaction with Directors

    Under  the  Company's 1993 Incentive Plan,  as  amended,  the
    Company  grants  on  an  annual basis,  to  each  nonemployee director, at the nonemployee director's election, either:  1)
    an  option  for 10,000 shares of common stock;  or  2)  5,000
    shares  of  the  Company's common  stock.   The  options  are
    granted  at  an  exercise price equal to 50% of  the  average market price for the year in which the services are performed. The Company recognized stock option expense of $29,521 and
    $23,911  for  the  years  ended  June  30,  2000  and   1999,
    respectively.

    Transactions with Other Stockholders

    The Company has a month to month consulting agreement with Messrs. Burdette A. Ogle and Ronald Heck (collectively
    "Ogle") which provides for a monthly fee of $10,000.

    On December 17, 1998, the Company amended its Purchase and Sale Agreement , to acquire working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units, with Ogle dated January 3, 1995. As a result of this amended agreement, at the time of each minimum annual payment the Company will be assigned an interest in three undeveloped offshore Santa Barbara, California, federal oil and gas units proportionate to the total $8,000,000 production payment. Accordingly, the annual $350,000 minimum payment has been recorded as an addition to undeveloped offshore California properties. In addition, pursuant to this agreement, the Company extended and repriced a previously issued warrant to purchase 100,000 shares of the Company's common stock. The $60,000 fair value placed on the extension and repricing of this warrant was recorded as an addition to undeveloped offshore California properties. Prior to fiscal 1999, the minimum royalty payment was expensed in accordance with the purchase and sale agreement with Ogle dated January 3, 1995. As of June 30, 2000, the Company has paid a total of $1,900,000 in minimum royalty payments and is to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance.

(9) Commitments

    The Company rents an office in Denver under an operating lease which expires in April 2002. Rent expense, net of sublease rental income, for the years ended June 30, 2000 and 1999 was approximately $60,000 and $53,000, respectively. Future minimum payments under noncancelable operating leases are as follows:

               2001               116,142
               2002                94,840
               2003                12,504
               2004                 8,336


(10)Disclosures About Capitalized Costs, Cost Incurred and Major Customers

    Capitalized costs related to oil and gas producing activities are as follows:

                                            June 30,          June 30,
                                              2000              1999
       Undeveloped offshore
         California properties            $10,809,310         7,369,830
       Undeveloped onshore
         domestic properties                  451,795           506,363
       Undeveloped foreign properties         623,920           623,920
       Developed Offshore California
         Properties                         3,285,867                 -
       Developed onshore domestic
         properties                         5,154,295         2,231,187
                                           20,325,187        10,731,300
       Accumulated depreciation
         and depletion                     (2,457,480)       (1,571,705)
                                          $17,867,707        $9,159,595

    Cost incurred in oil and gas producing activities for the years ended June 30, 2000 and 1999 are as follows:

                                        2000                    1999
                                 Onshore     Offshore    Onshore    Offshore

    Unproved property
      acquisition costs          $   -        3,439,480   1,033,920        -
    Proved property
      acquisition costs          2,755,658    2,607,490       16,518       -
    Development costs              112,882      678,377      140,550       -
    Exploration costs               32,533       14,197       74,670       -
                                $2,901,073   $6,739,544   $1,265,658      $-

    A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended June 30, 2000 and 1999 is as follows:

                                         2000                1999
                                  Onshore   Offshore    Onshore  Offshore

    Revenue:
       Oil and gas sales        1,198,334   2,157,449    557,503       -

    Expenses:
        Lease operating           345,744   2,059,725    209,438       -
      Depletion                   324,849     560,926    229,292       -
      Exploration                  32,533      14,197     74,670       -
      Abandonment and
        impaired properties             -           -     273,041      -
      Dry hole costs                    -           -     226,084      -
      Results of operations of
        oil and gas producing
        activities               $495,208   $(477,399)  $(455,022)    $-

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

    The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 2000 and 1999 were:

                          2000                 1999
           A               71%                   -%
           B               13%                   -%
           C                7%                  38%
           D                -%                  17%

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

    Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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


A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2000 and 1999 are as follows:

                                               Onshore                                Offshore
                                       GAS                OIL                  GAS                OIL
                                      (MCF)             (BBLS)                (MCF)             (BBLS)

Balance at July 1, 1998             9,433,111            147,441                    -                  -

 Revisions of quantity estimates   (3,751,139)             5,360                    -                  -
 Sales of properties               (1,600,440)            (4,316)                   -                  -
 Production                          (254,291)            (5,574)                   -                  -

Balance at June 30, 1999            3,827,241            142,911                    -                  -

 Revisions of quantity estimates      448,290              9,890                    -                  -
 Purchase of properties             3,166,210            107,136                    -          1,771,162
 Production                          (362,051)            (9,620)                   -           (186,989)

Balance at June 30, 2000            7,079,690            250,317                    -          1,584,173

Proved developed reserves:
   June 30, 1998                    3,905,228             22,273                    -                  -
   June 30, 1999                    2,289,024             13,140                    -                  -
   June 30, 2000                    5,672,425            119,849                    -            908,379




Future net cash flows presented below are computed using year-end prices and costs.
Future corporate overhead expenses and interest expense have not been included.





                                             Onshore           Offshore           Combined

  June 30, 1999

  Future cash inflows                    $ 10,147,136                  -         10,147,136
  Future costs:
     Production                             3,353,561                  -          3,353,561
     Development                            1,287,211                  -          1,287,211
     Income taxes                                    -                  -                 -

  Future net cash flows                     5,506,364                  -          5,506,364

   10% discount factor                      2,154,142                  -          2,154,142

  Standardized measure of
        discounted future
        net cash flows                   $  3,352,222                  -         $3,352,222

  June 30, 2000

  Future cash inflows                    $ 30,760,012         36,820,392         67,580,404
  Future costs:
     Production                             7,712,896         12,026,623         19,739,519
     Development                            1,584,211          3,308,693          4,892,904
     Income taxes                                    -                  -                 -

  Future net cash flows                    21,462,905         21,485,076         42,947,981

   10% discount factor                     10,426,754          5,394,473         15,821,227

  Standardized measure of discounted
       future net cash flows             $ 11,036,151        $16,090,603        $27,126,754


The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 2000 and 1999 are as follows:


                                                  2000               1999

  Beginning of  year                        $  3,352,222          6,562,642

  Sales of oil and gas produced during the
      period, net of production costs           (950,314)          (348,065)
  Purchase of reserves in place               21,678,174                  -
  Net change in prices and production costs    2,079,837           (376,526)
  Changes in estimated future development
       costs                                     218,148            891,498
  Extensions, discoveries and improved
      recovery                                         -                  -
  Revisions of previous quantity estimates,
       estimated timing of development and
       other                                     413,465         (2,558,107)
  Sales of reserves in place                           -         (1,475,484)
  Accretion of discount                          335,222            656,264

  End of year                               $ 27,126,754         $3,352,222



(12) Subsequent Events


      On July 5, 2000, the Company completed the sale of 258,621 shares of its restricted common stock to an unrelated entity for $750,000. A fee of $75,000 was paid and options to purchase 100,000 shares of the Company's common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity and as consideration for their efforts and consultation related to the transaction.

      On July 10, 2000, the Company paid $3,745,000 to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota. The July 10, 2000 payment resulted in the acquisition by the Company of 67% of the ownership interest in each property to be acquired. An optional payment of $1,845,000, less net production revenues accrued from February 1, 2000, is due September 29, 2000 to purchase the remaining ownership interest in each property. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers.

      On July 21, 2000, Delta and an unrelated entity ("the entity") entered into a definitive agreement entitled "Investment Agreement" whereby the entity has given a firm commitment to allow the Company to issue to the entity up to a total of $20,000,000 of its common stock over three years from time to time as often as monthly in amounts based upon certain market conditions and at prices based upon market prices for the Company common stock at the time of issuance. As consideration the entity has received a warrant to purchase 500,000 shares of the Company common stock at $3.00 per share for five years and may receive additional warrants to purchase the Company common stock under the terms of the Investment Agreement. A warrant to purchase 150,000 shares of the entity common stock at $3.00 per share for five years was issued to an unrelated company as consideration for its efforts and consultation related to potential financing alternatives and this transaction. Proceeds will be used for property acquisitions, debt reduction and working capital.