Form 10KSB/A
period 2000-06-30
DELTA PETROLEUM CORP/CO
filed 2000-10-27
CIK 821483

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                               FORM 10-KSB/A
                              AMENDMENT NO. 1


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2000.

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from _____________.

                           Commission File No. 0-16203

                           DELTA PETROLEUM CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Colorado                                84-1060803
---------------------------------       ------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

555 17th Street, Suite 3310
Denver, Colorado                                       80202
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (303) 293-9133

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended June 30, 2000 total
$3,665,781.

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following information with respect to Directors and Executive Officers is furnished pursuant to Item 401(a) of Regulation S-K.

       Name             Age         Positions              Period of Service

Aleron H. Larson, Jr.   55    Chairman of the Board,       May 1987
                              Chief Executive Officer,     to present
                              Secretary, Treasurer,
                              and a Director

Roger A. Parker         38    President and                May 1987
                              a Director                   to present


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

     Aleron H. Larson, Jr., age 55, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, CEO and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 4.97% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Amber Resources Company ("Amber"), a public oil and gas company which is OUR majority-owned subsidiary. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to
securities, real estate, and oil and gas until 1978.   Mr. Larson received a
Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

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

     Kevin K. Nanke, age 35, Chief Financial Officer, joined Delta in April 1995. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society. Mr. Nanke is not a nominee for election as a director.

     There is no family relationship among or between any of officers and/or the directors.

     Messrs. Enright and Eckelberger serve as the Audit Committee and as the Compensation Committee. Messrs. Enright and Eckelberger also constitute our Incentive Plan Committee for the Delta 1993 Incentive Plan.

     All directors will hold office until the next annual meeting of shareholders.

     All of our officers will hold office until the next annual directors' meeting of the Company. There is no arrangement or understanding among or between any such officer or any person pursuant to which such officer is to be selected as an officer of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file initial reports of securities ownership of the Company and reports of changes in ownership of our equity securities of the Company with the Securities and Exchange Commission ("SEC"). Such persons also are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, during the fiscal year ended June 30, 1999, our officers and directors complied with all applicable Section 16(a) filing requirements. These statements are based solely on a review of the copies of such reports furnished to us by our officers and directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 10.  EXECUTIVE COMPENSATION.

                          EXECUTIVE COMPENSATION
                        SUMMARY COMPENSATION TABLE
                           ANNUAL COMPENSATION
                                                              LONG TERM
                                                              COMPENSATION
                              ANNUAL COMPENSATION             AWARDS
                                                              SECURITIES
                                                              UNDERLYING
NAME AND                                                      OPTIONS/       ALL OTHER
PRINCIPAL POSITION         PERIOD      SALARY(1)   BONUS      SARS(#)      COMPENSATION($)

Aleron H. Larson, Jr.
Chairman, CEO, Secretary,  Year Ended
Treasurer and Director     6/30/00     $198,000    $ 75,000     100,000(2)        -0-
                           Year Ended
                           6/30/99      198,000     105,000     559,500(3)        -0-
                           Year Ended
                           6/30/98      198,000      -0-        275,000(5)        -0-


Roger A. Parker
President, Chief
Operating                  Year Ended
Officer and Director       6/30/00      $198,000    $ 75,000     100,000(2)        -0-
                           Year Ended
                           6/30/99       198,000     105,000     510,663(4)        -0-
                           Year Ended
                           6/30/98       198,000      -0-        253,427(5)        -0-

Kevin K. Nanke             Year Ended
Chief Financial Officer    6/30/00      $105,417    $ 15,000     100,000(6)        -0-

---------------------------------

(1)  Includes reimbursement of certain expenses.

(2) Option to purchase 100,000 shares of common stock at $1.75 per share until November 5, 2009.

(3)  Represents all options held by individual at June 30, 1999.   Includes
459,500 previously granted options and 100,000 options granted during fiscal 1999 for which the exercise price was repriced during fiscal 1999 to $0.05 per share and the expiration date extended to 9/01/08 for 459,500 options and to 12/01/08 for 100,000 options.

(4) Represents all options held by individual at June 30, 1999. Includes 320,977 previously granted options and 100,000 options granted during fiscal 1999 for which the exercise price was repriced during fiscal 1999 to $0.05 per share and the expiration date extended to 9/01/08 for 320,977 options and to 12/01/08 for 100,000 options. Also includes a grant of options to purchase 89,686 shares of common stock at $0.05 per share until 5/20/09.

(5) Previously granted options: exercise price repriced from $3.25 to $1.66 and expiration date extended until December 8, 2007 during fiscal year 1998 and repriced again in 1999 as described in Notes 2 and 3 above. These options are included in the options described in Notes 2 and 3 above.

(6) Represents option to purchase 75,000 shares of common stock at $1.75 per share until November 5, 2009 and option to purchase 25,000 shares of common stock at $.01 per share until December 31, 2009.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           INDIVIDUAL GRANTS
                                       PERCENT
                        NUMBER OF      OF TOTAL
                       SECURITIES     OPTIONS/SAR'S              MARKET
                       UNDERLYING     GRANTED TO     EXERCISE    PRICE ON
                      OPTIONS/SAR's   EMPLOYEES      OR BASE     DATE OF     EXPIRATION
NAME                   GRANTED      IN FISCAL YEAR  PRICE($/sh)  GRANT($/sh)   DATE

Aleron H. Larson, Jr.  100,000         28.57%          $1.75      $1.75        11/05/09

Roger A. Parker        100,000         28.57%          $1.75      $1.75        11/05/09

Kevin K. Nanke          75,000         21.43%          $1.75      $1.75        11/05/09
                        25,000          7.14%            .01        .01        12/31/09


                       AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR
                                  AND FY-END OPTION/VALUES
                                                       NUMBER OF
                                                      SECURITIES         VALUE OF
                                                      UNDERLYING        UNEXERCISED
                                                      UNEXERCISED       IN-THE-MONEY
                                                        OPTIONS           OPTIONS
                          SHARES                          AT                AT
                         ACQUIRED                    JUNE 30, 2000(#)  JUNE 30, 2000 ($)
                            ON           REALIZED      EXERCISABLE/     EXERCISABLE/
NAME                    EXERCISE (#)       $          UNEXERCISABLE     UNEXERCISABLE

Aleron  H. Larson, Jr.     40,000         $101,120      619,500/0        $2,233,660/0
CEO

Roger A. Parker           260,427          513,501      350,336/0        $1,188,915/0
President

Kevin K. Nanke             25,000           53,750      298,900/0           718,102/0
Chief Financial Officer

     Compensation of Directors.

     As a result of elections made by non-employee directors under the formulas provided in our 1993 Incentive Plan, as amended, we granted options to non-employee directors as follows:

                                Number        Exercise       Expiration
    Director                  Of Options       Price            Date

Terry  D. Enright               10,000          $1.30        1/20/2010
Jerrie  F. Eckelberger          10,000           1.30        1/20/2010

     In addition, the outside non-employee directors are each paid $500.00 per month. Jerrie F. Eckelberger and Terry D. Enright were each paid $6,000 during the year ended June 30, 2000.


     Employment Contracts and Termination of Employment and Change-in-Control Agreement.

     On April 10, 1998, our Compensation Committee authorized us enter into employment agreements with our Chairman and President which employment agreements replaced and superseded the prior employment agreements with these persons. Under the employment agreements our Chairman and President each receive a salary of $198,000 per year. Their employment agreements have five-year terms and include provisions for cars, parking and health insurance. Terms of their employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event we have a change in control, as defined in our 1993 Incentive Plan, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements. Also in the event of a change of control and irrespective of any resulting termination, we will immediately cause all of each employee's then outstanding unexercised options to be exercised by us on behalf of the employee and we will pay the employee's federal, state and local taxes applicable to the exercise of the options and warrants.

     Retirement Savings Plan.

     During 1997 we began sponsoring a qualified tax deferred savings plan in the form of a Savings Incentive Match Plan for Employees ("SIMPLE") IRA plan available to companies with fewer than 100 employees. Under the SIMPLE IRA plan, our employees may make annual salary reduction contributions of up to three percent (3%) of an employee's base salary up to a maximum of $6,000 (adjusted for inflation) on a pre-tax basis. We will make matching contributions on behalf of employees who meet certain eligibility requirements. During the fiscal year ended June 30, 2000, we contributed $17,565 under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL SHAREHOLDERS AND MANAGEMENT

     A. Security Ownership of Certain Beneficial Owners:

        The following table presents information concerning persons known by us to own beneficially 5% or more of our issued and outstanding voting securities at August 7, 2000.

                    Name and Address         Amount and Nature
                    of Beneficial            of Beneficial        Percent
Title of Class (1)  Owner                    Ownership            of Class (2)
-----------------   ----------------         -----------------    ------------

Common stock        Aleron H. Larson, Jr.    1,462,244 shares(3)   14.80%
(includes options   555 17th St., #3310
for common stock    Denver, CO 80202
and common stock
of others voted
under voting
agreements)

Common stock        Roger A. Parker          1,414,144 shares(4)   14.76%
(includes options   555 17th St., #3310
for common stock    Denver, CO 80202
and common stock
of others voted
under voting
agreements)

Common stock        Aleron H. Larson, Jr.    2,396,444 shares(5)    22.89%
(includes options   & Roger A. Parker
for common stock    (as a group)
and common stock    555 17th St., #3310
of others voted     Denver, CO 80202
under voting
agreements)

Common stock        Burdette A. Ogle           761,891 shares(6)     8.38%
(includes options   1224 Coast Village Rd, #24
for common stock)   Santa Barbara, CA 93108

Common stock        Bank Leu AG                686,621 shares(7)     7.64%
                    Bahnhofstrasse 32
                    8022 Switzerland

Common stock        Evergreen Resources, Inc   526,394 shares        5.86%
                    1401 17th Street
                    Suite 1200
                    Denver, CO 80202

Options for         GlobeMedia AG              550,000 shares(8)     5.80%
common stock        Immanuel Hohlbauch
                    Strasse 41
                    Goppingen/Germany

Options for         Swartz Private Equity      500,000 shares(9)     5.27%
common stock        200 Roswell Summit, #285
                    1080 Holcomb Bridge Rd
                    Roswell, GA 30076

--------------------

(1) We have an authorized capital of 300,000,000 shares of $.01 par value common stock of which 8,989,125 shares were issued and outstanding as of August 7, 2000. We also have an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which no shares were outstanding at August 7, 2000.

(2) The percentage set forth after the shares listed for each beneficial owner is based upon total shares of common stock outstanding at August 7, 2000 of 8,989,125. The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised. Warrants and options are aggregated without regard to the class of warrant or option.

(3) Includes 7,000 shares owned by Mr. Larson directly; 81,800 shares owned by Mr. Larson's wife and 4,000 shares owned by his children (85,800 in aggregate); and 489,500 options to purchase 489,500 shares of common stock at $0.05 per share until September 1, 2008 for 389,500 of the options and until December 10, 2008 for 100,000 of these options. Also includes options to purchase 100,000 shares of common stock at $1.75 per share until November 5, 2009 and options to purchase 300,000 shares of common stock at $3.75 per share until July 14, 2010. Also includes 446,733 shares owned by Underwriters Financial Group, Inc. and 33,211 shares owned by the previous shareholders of Ambir Properties, Inc. for which Mr. Larson has shared voting power with Mr. Parker but for which he has no investment power. The duration of the voting agreements affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) are until December 31, 2002.

(4) Includes 344,514 shares owned by Mr. Parker directly and 189,686 options to purchase 189,686 shares of common stock at $0.05 per share (until December 10, 2008 for 100,000 of these options and until May 20, 2009 for 89,686 of these options). Also includes options to purchase 100,000 shares of common stock at $1.75 until November 5, 2009 and options to purchase 300,000 shares of common stock at $3.75 per share until July 14, 2010. Also includes 446,733 shares owned by Underwriters Financial Group, Inc. and 33,211 shares owned by the previous shareholders of Ambir Properties, Inc. for which Mr. Parker has shared voting power with Mr. Larson but for which he has no investment power. The duration of the voting agreements affecting the aforementioned shares voted by Messrs. Larson and Parker (unless the shares are sold to non-affiliates) are until December 31, 2002.

(5)  Includes all warrants, options and shares referenced in footnotes (3) and
(4) above as if all warrants and options were exercised and as if all resulting shares, including shares covered by the above referenced voting agreements, were voted as a group.

(6) Includes 635,264 shares owned by Mr. Ogle directly, 26,627 shares owned beneficially by Sunnyside Production Company, and warrants to purchase 100,000 shares of common stock at $3.00 per share until August 31, 2004, with a call provision whereby we may repurchase any unexercised warrants for an aggregate sum of $1,000 after our stock has traded for $6.00 per share or greater for 30 consecutive trading days.

(7) Shares are held by Bank Leu AG as nominee for various beneficial owners, none of which owns beneficially greater than 5% of our stock. Bank Leu AG holds record title only and does not have voting or investment power for the shares.

(8) Consists of 50,000 shares owned directly by GlobeMedia AG; options to purchase 200,000 shares of common stock at $2.50 per share until April 10, 2002; options in the name of Pegasus Finance Limited, an affiliate of GlobeMedia AG, to purchase common stock for periods beginning with the effective date of a registration statement covering the common shares underlying the options as follows: 100,000 shares at $2.50 per share for one year; 100,000 shares at $3.00 per share for one year; 100,000 shares at $6.00 per share for one year.

(9) Consists of warrants to purchase 500,000 shares of common stock at $3.00 until May 31, 2005.

     B.  Security Ownership of Management:

                                          Amount and Nature
 Title of      Name of Beneficial           of Beneficial       Percent
 Class (1)           Owner                    Ownership        of Class(2)
----------     ------------------         ------------------   -----------

Common stock   Aleron H. Larson, Jr.     1,462,244 shares(3)     14.80%
Common stock   Roger A. Parker           1,414,144 shares(4)     14.76%
Common stock   Kevin K. Nanke              448,900 shares(5)      4.77%
Common stock   Terry D. Enright             25,000 shares(6)      0.28%
Common stock   Jerrie F. Eckelberger        18,125 shares(7)      0.20%
Common stock   Officers and Directors    2,888,469 shares(8)     26.41%
               as a Group (5 persons)

------------------------
(1) See Note (1) to preceding table; includes options and common stock of others voted under voting agreements.

(2)  See Note (2) to preceding table.

(3)  See Note (3) to preceding table.

(4)  See Note (4) to preceding table.

(5) Consists of 25,000 shares of common stock owned directly by Mr. Nanke; options to purchase 98,900 shares of common stock at $1.125 per share until September 1, 2008; options to purchase 25,000 shares of common stock at $1.5625 per share until December 12, 2008; options to purchase 100,000 shares of common stock at $1.75 per share until May 12, 2009; options to purchase 75,000 shares of common stock at $1.75 per share until November 5, 2009; and options to purchase 125,000 shares of common stock at $3.75 per share until July 14, 2010.

(6) Includes 10,000 Class I warrants to purchase shares of common stock at $3.50 per share until June 9, 2003; 7,500 options to purchase shares of common stock at $3.30 per share until November 11, 2006; and 7,500 options to purchase shares of common stock at $3.15 per share until December 31, 2006.

(7) Includes 1,875 options to purchase shares of common stock at $2.98 per share until December 31, 2006, 7,500 options to purchase shares of common stock at $1.88 per share until December 31, 2007 and 8,750 options to purchase shares of common stock at $1.36 per share until August 30, 2009.

(8) Includes 446,733 shares owned by UFG and 33,211 shares owned by the previous shareholders of Ambir Properties, Inc. as of August 7, 2000 which are voted by Messrs. Larson and Parker under voting agreements described in footnotes (3) and (4) above and includes all warrants and options referenced in footnotes (3), (4), (5) and (6) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (1) Effective October 28, 1992, we entered into a five year consulting agreement with Burdette A. Ogle and Ronald Heck which provides for an aggregate fee to the two of them of $10,000 per month. We agreed to extend this agreement for one year during the 1998 fiscal year and, subsequent to June 30, 1998, agreed to extend it through December 1, 1999. Subsequent to December 1, 1999 we have retained Messrs Ogle and Heck on a month to month basis at the same monthly rate. At August 7, 2000, Messrs. Ogle and Heck own beneficially 8.38% and 2.78%, respectively, of our outstanding common stock. To our best knowledge and belief, the consulting fee paid to Messrs. Ogle and Heck is comparable to those fees charged by Messrs. Ogle and Heck to other companies owning interests in properties offshore California for consulting services rendered to those other companies with respect to their own offshore California interests. It is our understanding that, in the aggregate, Mr. Ogle represents, as a consultant, a significant percentage of all of the ownership interests in the various properties that are located in the same general vicinity of our offshore California properties. Mr. Ogle also consults with and advises us relative to properties in areas other than offshore California, relative to potential property acquisitions and with respect to our general oil and gas business. It is our opinion that the fees paid to Messrs. Ogle and Heck for the services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons for similar services.

     (2) Effective February 24, 1994, at the time Ogle was the owner of 21.44% of our stock, he granted us an option to acquire working interests in three undeveloped offshore Santa Barbara, California, federal oil and gas units. In August 1994, we issued a warrant to Ogle to purchase 100,000 shares of our common stock for five years at a price of $8 per share in consideration of the agreement by Ogle to extend the expiration date of the option to January 3, 1995. On January 3, 1995, we exercised the option from Ogle to acquire the working interests in three proved undeveloped offshore Santa Barbara, California, federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. We paid Ogle $1,550,000 through fiscal 1999 and are to continue to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. Under the terms of the agreement, we may reassign the working interests to Ogle upon notice of not more than 14 months nor less than 12 months, thereby releasing us of any further obligations to Ogle after the reassignment.

     On December 17, 1998, we amended our Purchase and Sale Agreement with Ogle dated January 3, 1995. As a result of this amended agreement, at the time of each minimum annual payment we will be assigned an interest in the three undeveloped offshore Santa Barbara, California, federal oil and gas units proportionate to the total $8,000,000 production payment. Accordingly, the annual $350,000 minimum payment is recorded as an addition to undeveloped offshore California properties. In addition, pursuant to this agreement, we extended and repriced the previously issued warrant to purchase 100,000 shares of our common stock. Prior to fiscal 1999, the minimum royalty payment was expensed in accordance with the purchase and sale agreement with Ogle dated January 3, 1995. As of June 30, 2000, we have paid a total of $1,900,000 in minimum royalty payments.

     The terms of the original transaction and the amendment with Mr. Ogle were arrived at through arms-length negotiations initiated by our management. We are of the opinion that the transaction is on terms no less favorable to us than those which could have been obtained from non-affiliated parties. No independent determination of the fairness and reasonableness of the terms of the transaction was made by any outside person.

     (3) Our Board of Directors has granted our officers the right to participate on a non-promoted basis in up to a five percent (5%) working interest in any well drilled, re-entered, completed or recompleted by us on our acreage (provided that any well to be re-entered or recompleted is not then producing economic quantities of hydrocarbons). Prior to commencement of the work on any such well, Messrs. Larson and Parker are required to pay us the unpromoted cost thereof as estimated by our consulting engineers.

     (4) On April 10, 1998, our Compensation Committee authorized us to enter into employment agreements with our Chairman and President, which employment agreements replaced and superseded the prior employment agreements with such persons. The employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event we have a change in control, as defined in our 1993 Incentive Plan, as amended, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements. Also in the event of a change of control and irrespective of any resulting termination, we will immediately cause all of each employee's then outstanding unexercised options to be exercised by us on behalf of the employee with us paying the employee's federal, state and local taxes applicable to the exercise of the options and warrants.

     (5) On January 6, 1999, we and our Compensation Committee authorized our officers to purchase shares of the securities of another company, Bion Environmental Technologies, Inc. ("Bion"), which were held by us as "securities available for sale", at the market closing price on that date not to exceed $105,000 per officer. Our Chairman, Aleron H. Larson, Jr., purchased 29,900 shares of Bion from us for $89,032.

     (6) On January 3, 2000, we and our Compensation Committee authorized our officers to purchase shares of Bion which were held by us as "securities available for sale" at the market closing price on that day. On that date, our officers purchased 47,250 shares for $237,668.

     (7) Our officers, Aleron H. Larson, Jr., Chairman and CEO, and Roger A. Parker, President, loaned us $1,000,000 to make our June 8, 1999 payment to Whiting Petroleum Corporation ("Whiting") required under our agreement with Whiting, also dated June 8, 1999 to acquire Whiting's interests in the Point Arguello Unit and the adjacent Rocky Point Unit. In connection with this loan, Mr. Parker was issued options under our 1993 Incentive Plan, as amended, to purchase 89,868 shares at $.05 per share and the exercise prices of the existing options of Messrs. Parker and Larson were reduced to $.05 per share. (See Form 8-K/A dated June 9, 1999.)

     (8) On July 30, 1999, we borrowed $2,000,000 from an unrelated entity which was personally guaranteed by Aleron H. Larson, Jr., Chairman and CEO and
Roger A. Parker, President.   The proceeds were applied to the acquisition of

Whiting's interests in the Point Arguello Unit and adjacent Rocky Point Unit. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest we acquired in each property). (See Form 8-K dated August 25, 1999.)

     (9) On November 1, 1999 we borrowed approximately $2,800,000 from an unrelated entity which was personally guaranteed by Aleron H. Larson, Jr., Chairman and CEO and Roger A. Parker, President. The loan proceeds were used to purchase eleven producing wells and associated acreage in New Mexico and Texas. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest we acquired in each property). (See Form 8-K dated November 1, 1999.)

     (10) On December 1, 1999, our Incentive Plan Committee granted Kevin K. Nanke, our Chief Financial Officer, 25,000 options to purchase our common stock at $.01 per share.

     (11) We operate wells in which our officers or employees or companies affiliated with one of them own working interests. At June 30, 2000 we had $129,730 of net receivables from these related parties (including affiliated companies) primarily for drilling costs and lease operating expenses on wells operated by us.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment to be signed on our behalf by the undersigned, who are authorized to do so.

                                     DELTA PETROLEUM CORPORATION


Date: October 27, 2000               By: /s/ Aleron H.  Larson, Jr.
                                        Aleron H. Larson, Jr., Secretary,
                                        Chairman of the Board, Treasurer
                                        and Principal Financial Officer