Form 10QSB
period 2000-09-30
DELTA PETROLEUM CORP/CO
filed 2000-11-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

10,287,536 shares of common stock $.01 par value were outstanding as of November 6, 2000.


                                                      FORM 10-QSB
                                                         1st QTR.
                                                          FY 2001

                             INDEX

PART I FINANCIAL INFORMATION
                                                         PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - September 30, 2000 and
          June 30, 2000 (unaudited)                           1

       Consolidated Statements of Operations -
          Three Months Ended
          September 30, 2000 and 1999 (unaudited)             3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 2000 and
          Three Months Ended September 30, 2000 (unaudited)   4

       Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 2000 and 1999 (unaudited)             5

       Notes to Consolidated Financial Statements (unaudited) 6

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations                              13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                  19
Item 2.   Changes in Securities                              19
Item 3.   Defaults upon Senior Securities                    19
Item 4.   Submission of Matters to a Vote of
              Security Holders                               19
Item 5.   Other Information                                  19
Item 6.   Exhibits and Reports on Form 8-K                   19

The  terms  "Delta", "Company", "we", "our", and  "us"  refer  to
Delta Petroleum Corporation unless the context suggests otherwise.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                           September 30,         June 30,
                                                2000                2000

ASSETS

Current Assets:
  Cash                                      $   555,208             302,414
  Trade accounts receivable,  net of
    allowance for doubtful accounts
    of $50,000 at September 30, 2000
    and June 30, 2000                         1,115,924             613,527
  Accounts receivable - related parties         132,827             142,582
  Prepaid assets                                511,307             373,334
  Other current assets                          220,495             198,427

      Total current assets                    2,535,761           1,630,284


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California
          properties                        10,410,810          10,809,310
      Undeveloped onshore domestic
          properties                           451,795             451,795
      Undeveloped foreign properties           623,920             623,920
      Developed offshore California
          properties                         3,618,471           3,285,867
      Developed offshore Louisiana
          properties                         3,252,504                   -
      Developed onshore domestic
          properties                         9,989,830           5,154,295
  Office furniture and equipment                91,627              89,019
                                            28,438,957          20,414,206

  Less accumulated depreciation
          and depletion                     (3,003,219)         (2,538,030)

      Net property and equipment            25,435,738          17,876,176

Long term assets:
  Deferred financing costs                     480,704             366,996
  Investment in Bion Environmental             215,617             228,629
  Partnership net assets                       839,147             675,185
  Deposit on purchase of oil and gas
          properties                           675,184             280,002

      Total long term assets                 2,210,652           1,550,812

                                           $30,182,151          21,057,272



                                          September 30,         June 30,
                                               2000                2000

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Current portion of long-term debt        $ 6,250,976           1,765,653
  Accounts payable                           1,844,369           1,636,651
  Other accrued liabilities                    186,003             154,388
  Royalties payable                             44,050              58,733

      Total current liabilities              8,325,398           3,615,425

Total long-term debt                         6,220,522           6,479,115

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares,
    none issued                                     -                   -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 9,759,492
    shares at September 30, 2000
    and 8,422,079 at June 30, 2000              97,595              84,221
  Additional paid-in capital                38,150,243          33,746,861
  Accumulated other comprehensive loss          64,047              77,059
  Accumulated deficit                      (22,675,654)        (22,945,409)
      Total stockholders' equity            15,636,231          10,962,732

Commitments
                                           $30,182,151          21,057,272


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                    Three Months Ended
                                          September 30,         September 30,
                                                 2000                  1999

Revenue:
  Oil and gas sales                         $2,358,602               116,540
  Other revenue                                 53,845                30,288

    Total revenue                            2,412,447               146,828

Operating expenses:
  Lease operating expenses                     942,732                39,147
  Depreciation and depletion                   465,189                34,634
  Exploration expenses                          13,147                   415
  Abandoned and impaired properties                  -                 1,114
  Professional fees                            229,760               138,394
  General and administrative                   292,601               241,689
  Stock option expense                         211,042               109,986

    Total operating expenses                 2,154,471               565,379

Income (loss) from operations                  257,976              (418,551)

Other income and expenses:
  Other income                                 350,000                     -
  Interest and financing costs                (338,221)             (107,475)
  Loss on sale of securities available for           -                (2,551)

    Total other income and expenses             11,779              (110,026)

    Net income (loss)                       $  269,755              (528,577)


Net income (loss) per common share:
  Basic                                     $     0.03                 (0.08)

  Diluted                                   $     0.03                   *

  * Potentially dilutive securities outstanding were anti-dulutive


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Year ended June 30, 2000 and three months ended September 30, 2000
(Unaudited)

                                                                                                 Additional
                                                                     Common Stock                 paid-in
                                                             Shares             Amount            capital

Balance, July 1, 1999                                     6,390,302         $   63,903           29,476,275

Comprehensive loss:
  Net loss                                                          -                  -                 -
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities                            -                  -                 -
  Less: Reclassification adjustment for losses included
    in net loss                                                     -                  -                 -
Comprehensive loss                                                  -                  -                 -
Stock options granted as compensation                               -                  -            500,208
Shares issued for cash                                      603,000              6,030            1,017,970
Shares issued for cash upon exercise of options           1,048,777             10,488            1,367,048
Shares and options issued with financing                     75,000                750              565,472
Shares issued for oil and gas properties                    215,000              2,150              547,413
Shares issued for deposit on oil and gas properties          90,000                900              272,475

Balance, June 30, 2000                                    8,422,079             84,221           33,746,861

Comprehensive loss:
  Net loss                                                          -                  -                  -
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities                            -                  -                  -
  Less: Reclassification adjustment for losses included
         in net loss                                                -                  -                  -
Comprehensive loss                                                  -                  -                  -
Stock options granted as compensation                               -                  -            186,042
Fair value of warrants issued for common stock
  investment agreement                                              -                  -          1,435,797
Warrant issued in exchange for common stock
  investment agreement                                              -                  -         (1,435,797)
Shares issued for cash                                      258,621              2,586              672,415
Shares issued for cash upon exercise of options             335,650              3,357              753,659
Shares issued for oil and gas properties                    609,719              6,097            2,164,205
Shares issued for deposit on oil and gas properties         133,423              1,334              627,061

Balance, September 30, 2000                               9,759,492         $   97,595           38,150,243


                                                           Accumulated
                                                              other
                                                          comprehensive
                                                             income          Comprehensive        Accumulated
                                                             (loss)              loss               deficit                Total

Balance, July 1, 1999                                      (115,395)                            (19,578,359)            9,846,424

Comprehensive loss:
  Net loss                                                                  (3,367,050)          (3,367,050)           (3,367,050)
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities                     79,665                                          -
  Less: Reclassification adjustment for losses included
     in net loss                                            112,789            192,454                                    192,454
Comprehensive loss                                                          (3,174,596)
Stock options granted as compensation                               -                                        -            500,208
Shares issued for cash                                              -                                        -          1,024,000
Shares issued for cash upon exercise of options                     -                                        -          1,377,536
Shares and options issued with financing                            -                                        -            566,222
Shares issued for oil and gas properties                            -                                        -            549,563
Shares issued for deposit on oil and gas properties                 -                                        -            273,375

Balance, June 30, 2000                                       77,059                             (22,945,409)           10,962,732

Comprehensive loss:
  Net loss                                                                     269,755              269,755               269,755
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities                    (13,012)                                         -
  Less: Reclassification adjustment for losses included
    in net loss                                                     -          (13,012)                                   (13,012)
Comprehensive loss                                                             256,743
Stock options granted as compensation                               -                                        -            186,042
Fair value of warrants issued for common stock
  investment agreement                                              -                                        -          1,435,797
Warrant issued in exchange for common stock
  investment agreement                                              -                                        -         (1,435,797)
Shares issued for cash                                              -                                        -            675,001
Shares issued for cash upon exercise of options                     -                                        -            757,016
Shares issued for oil and gas properties                            -                                        -          2,170,302
Shares issued for deposit on oil and gas properties                 -                                        -            628,395

Balance, September 30, 2000                                  64,047                             (22,675,654)           15,636,231


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                            Three Months Ended
                                                                     September 30,         September 30,
                                                                         2000                  1999



Net cash provided by (used in) operating activities                 $  335,528              (345,369)

Cash flows from investing activities:
    Additions to property and equipment                             (5,704,447)              (47,923)
    Deposit on purchase of oil and gas properties                      (46,789)           (2,000,000)
    Proceeds from sale of securities available for sale                      -                 2,551
Net cash used in investing activities                               (5,751,236)           (2,045,372)

Cash flows from financing activities:
    Stock issued for cash upon exercise of options                     757,016               303,425
    Issuance of common stock for cash                                  675,001                     -
    Proceeds from borrowings                                         5,208,532             2,000,000
    Repayment of borrowings                                           (981,802)                    -
    Decrease (increase) in accounts receivable from
                   related parties                                       9,755                27,331
Net cash provided by financing activities                            5,668,502             2,330,756

Net increase (decrease) in cash                                        252,794               (59,985)

Cash at beginning of period                                            302,414                99,545

Cash at end of period                                               $  555,208                39,560

Supplemental cash flow information -
Cash paid for interest and financing costs                          $  281,479                15,000

Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties                                           $2,170,302                     -

Common stock issued for deposit on purchase
  of oil and gas properties                                           $  628,395               303,750

Overriding royalties issued for
  debt financing                                                      $  130,000                     -

     See accompanying notes to consolidated financial statements.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2000 and 1999 (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting
principles  for,  complete financial statements.   As  a  result,
these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB/A. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have
been  included.   Operating results for interim periods  are  not
necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB/A for the year ended June 30, 2000, previously filed with the Securities and Exchange Commission.

     Liquidity

     The Company has incurred losses from operations over the past several years, prior to the quarter ended September 30, 2000, coupled with significant deficiencies in cash flow from operations for the same periods. As of September 30, 2000, the Company had a working capital deficit of $5,789,637. These factors among others may indicate the Company may not be able to meet its obligations in a timely manner.

     The Company has taken steps to produce losses and generate cash flow from operations which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations in future periods, additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, although, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

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

     The cost and estimated market value of the Company's investment in Bion at September 30, 2000 and June 30, 2000 are as follows:

                                                               Estimated
                                                Unrealized       Market
                                     Cost         Gain           Value

     September 30, 2000            $151,570       64,047         215,617

     June 30, 2000                 $151,570       77,059         228,629

(3)  Oil and Gas Properties

     On July 10, 2000 and on September 28, 2000, the Company paid $3,745,000 and $1,845,000, respectively, to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota. The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by the Company of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of the Company's net revenues from the effective date of the acquisitions through closing. Delta also issued 100,000 shares of its restricted common stock to an unaffiliated party for its consultation and assistance related to the transaction.

     On September 29, 2000, Delta completed the acquisition of 100% of the working interest in the West Delta Block 52 Unit, a producing property in Plaquemines Parish, Louisiana. The Company paid $1,529,157 and issued 509,719 restricted shares of its common stock as consideration for the properties. $1,463,532 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers.

(4)  Deposit on Purchase of Oil and Gas Properties

      During the quarter ended September 30, 2000, the Company issued 133,423 shares of its restricted common stock as a deposit for the option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in West Texas and Southeastern New Mexico from Saga Petroleum Corporation (SAGA) and its affiliates.

(5)  Long Term Debt

                         September 30,                       June 30,
                              2000                             2000

         A                 $7,262,966                       $7,504,306
         B                  3,745,000                               --
         C                  1,463,532                               --
         D                          -                          740,462
                          $12,473,498                       $8,244,768
       Current Portion      6,250,976                        1,765,653
       Long-Term Portion  $ 6,220,522                       $6,479,115

     A. On December 1, 1999, the Company borrowed $8,000,000  at
     prime  plus  1-1/2%  from  an unrelated  entity.   The  loan
     agreement provides for a 4-1/2 year loan. The proceeds from this loan were used to pay off existing debt and the balance
     of   the  Point  Arguello  Unit  and  East  Carlsbad   field
     purchases. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions
     completed  on  November 1, 1999 and December 1,  1999.   The
     lender was given a 2.5% overriding royalty on the offshore properties purchased as required by the loan agreement. The estimated fair value of the overriding royalty interest of $130,000 was recorded as a deferred financing cost. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

     B. On July 10, 2000, the Company borrowed $3,745,000 at 15% per annum from an unrelated entity which was personally guaranteed by two of the officers of the Company and matures on November 30, 2000. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

     C. On September 29, 2000, the Company borrowed $1,463,532 at 15% per annum from an unrelated entity which was personally guaranteed by two officers of the Company and matures on
     November  30,  2000.   The  loan is  collateralized  by  the
     Company's oil and gas properties acquired with the loan proceeds.

     D. On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity which was personally guaranteed by two of the officers of the Company. The Company paid a 2% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with two of its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the interest in
     each  property) was assigned to each of the officers.    The
     estimated fair value of each overriding royalty interest of $125,000 was recorded as a deferred financing cost. During the quarter ended September 30, 2000, the Company paid off the loan and expensed the unamortized costs.

(6)  Stockholder's Equity

      On July 5, 2000, the Company completed the sale of 258,621 shares of its restricted common stock to an unrelated entity for $750,001. A fee of $75,000 was paid and options to purchase 100,000 shares of the Company's common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity and as consideration for their efforts and consultation related to the transaction.

      On July 21, 2000, the Company entered into a definitive agreement entitled "Investment Agreement" with Swartz Private Equity LLC ("Swartz") whereby Swartz has given a firm commitment to allow the Company to issue to Swartz up to a total of $20,000,000 of the Company's common stock over three years from time to time as often as monthly in amounts based upon certain market conditions and at prices based upon market prices for our common stock at the time of issuance. In order for the Company to issue stock to Swartz, the Company must have an effective Registration Statement on file with the Securities and Exchange Commission. As consideration Swartz has received a warrant to purchase 500,000 shares of our common stock at $3.00 per share for five years and may receive additional warrants to purchase our common stock under the terms of the Investment Agreement. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was issued to another unrelated company as consideration for its efforts in this transaction. Pursuant to the terms of this investment agreement the Company is not obligated to sell to Swartz all of the common stock and additional warrants referenced in the agreement nor does the Company intend to sell shares and warrants to the entity unless it is beneficial to the Company.

      The Company received proceeds from the exercise of options to purchase shares of its common stock of $757,016 during the quarter ended September 30, 2000 and $1,377,536 during the year ended June 30, 2000.

(7)  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                   September 30,
                                               2000            1999
  Numerator:
   Numerator for basic and diluted
    earnings per share - income available
    to common stockholders                   $269,755      (528,577)

   Denominator:
    Denominator for basic earnings
     per share-weighted average shares
     outstanding                            8,972,677     6,574,445

    Effect of dilutive securities-
     stock options and warrants             1,496,741     1,281,124

   Denominator for diluted
     earnings per common share             10,469,418     7,855,569

   Basic earnings per common share               $.03         (.08)

   Diluted earnings per common share             $.03           *

 *Potentially dilutive securities outstanding were anti-dilutive.

(8)  Subsequent Events

      On October 2, 2000, Delta elected to exercise its option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in West Texas and Southeastern New Mexico from Saga Petroleum Corporation and its affiliates. Delta paid Saga and its affiliates $500,000 in cash and issued an additional 156,160 (289,583 in total) shares of its restricted common stock as a deposit required by the Purchase and Sale Agreement between the parties. Delta has agreed to pay the bulk of the remainder of the $49,500,000 purchase price by December 1, 2000. Delta has not yet secured the financing and/or industry participants that will be necessary to acquire the properties. There are certain contract contingencies which must be satisfied by the seller before Delta is obligated to close on the purchase of the properties. If these contingencies are not satisfied the agreement requires the consideration paid to date to be returned to Delta.

      On October 25, 2000, the Company entered into a term loan agreement with US Bank through which the Company has borrowed $3,000,000 at prime plus 3% secured by its recently acquired interests in the Eland and Stadium fields in Stark County, North Dakota repayable monthly and matures on October 31, 2002. The loan proceeds were used to pay down other short-term debt used to acquire these properties.

      As part of the loan terms the Company entered into a contract with Enron North America Corp. to sell 3,500 barrels per month of the production from these properties at an equivalent well head price of approximately $28.25 per barrel for one year beginning November 1, 2000.

Item  2.   Management's  Discussion  and  Analysis  or  Plan   of
Operations

       Forward Looking Statement

        The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors included in the following text as well as other risks previously discussed in the Company's annual report on Form 10-KSB/A.

       Liquidity and Capital Resources.

       At September 30, 2000, we had a working capital deficit of $5,789,637 compared to a working capital deficit of $1,985,141 at June 30, 2000. Our current assets include an increase in trade accounts receivable from June 30, 2000 of approximately $500,000. This increase is primarily due to the accrued revenue from the two acquisitions completed at the end of the quarter. This receivable was also impacted by an increase in oil and gas prices. Our current liabilities include the current portion of long-term debt of $6,250,976 at September 30, 2000. The increase in the current portion of long-term debt from June 30, 2000 is primarily attributed to borrowings of $3,745,000 and $1,463,532 relating to the acquisition of interests in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota") and the 100% working interest in the West Delta Block 52 Unit, a producing property in Plaquemines Parish, Louisiana ("West Delta"). These acquisitions were closed on September 28, 2000 and September 29, 2000, respectively. Subsequent to year-end, we established a $3,000,000 term loan with US Bank. The loan proceeds were used to pay down a portion of current debt.

        On July 5, 2000, we completed the sale of 258,621 restricted shares of our common stock to an unrelated entity for $750,001. A fee of $75,000 was paid and options to purchase 100,000 shares of our common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity and as consideration for their efforts and consultation related to the transaction.

        On July 21, 2000, we entered into a definitive agreement entitled "Investment Agreement" with Swartz Private Equity LLC ("Swartz") whereby Swartz has given a firm commitment to allow us to issue to the Swartz up to a total of $20,000,000 of its common stock over three years from time to time as often as monthly in amounts based upon certain market conditions and at prices based upon market prices for our common stock at the time of issuance. In order for the Company to issue stock to Swartz, the Company must have an effective Registration Statement on file with the Securities and Exchange Commission. As consideration Swartz has received a warrant to purchase 500,000 shares of our common stock at $3.00 per share for five years and may receive additional warrants to purchase our common stock under the terms
of the Investment Agreement.   A warrant to purchase 150,000
shares of the our common stock at $3.00 per share for five years was issued to another unrelated company as consideration for its efforts in this transaction. Proceeds, if any, will be used for property acquisitions, debt reduction and working capital. Pursuant to the terms of this investment agreement we are not obligated to sell to Swartz all of the common stock and additional warrants referred in the agreement nor do we intend to sell shares and warrants to the entity unless it is beneficial to us.

       On October 2, 2000, we have elected to exercise our option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in West Texas and Southeastern New Mexico from Saga Petroleum Corporation and its affiliates. We paid Saga and its affiliates $500,000 in cash and issued an additional 156,160 (289,583 in total) shares of our restricted common stock as a deposit required by the Purchase and Sale Agreement between the parties. We have agreed to pay the bulk of the remainder of the $49,500,000 purchase price by December 1, 2000. We have not yet secured the financing and/or industry participants that will be necessary to acquire the properties. There are certain contract contingencies which must be satisfied by the seller before we are obligated to close on the purchase of the properties. If these contingencies are not satisfied the agreement requires the consideration paid to date to be returned to us.

        We received proceeds from the exercise of options to purchase shares of its common stock of $757,016 during the quarter ended September 30, 2000 and $1,377,536 during the year ended June 30, 2000.

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

       Results of Operations

        Income (loss). We reported net income for the three months ended September 30, 2000 of $269,755 compared to a net loss of $528,577 for the three months ended September 30, 1999. The net income and net loss for the three months ended September 30, 2000 and 1999 were effected by numerous items, described in detail below.

        Revenue.   Total  revenue  for  the  three  months  ended
September  30, 2000 was $2,412,447 compared to $146,828  for  the
three  months ended September 30, 1999.   Oil and gas  sales  for
the three months ended September 30, 2000 were $2,358,602 compared to $116,540 for the three months ended September 30,
1999.    The  increase  of  $2,242,062 in  oil  and  gas  revenue
comparing  the  quarter ended September 30, 2000 to  the  quarter
ended   September  30,  1999  is  primarily  attributed  to   the
acquisitions that occurred during the fiscal year ended June  30,
2000  and  the  quarter  ended September 30,  2000.   During  the
quarter ended September 30, 2000, the company sold 71,819 barrels of oil from our interests in the Point Arguello Unit located in federal waters offshore California and sold 64,415 Mcf of gas and 3,692 barrels of oil from our interests in the our New Mexico properties. Both of these properties were acquired during fiscal 2000. The Company also sold 10,102 Mcf of gas and 17,956 barrels of oil from the North Dakota acquisition that closed during the quarter ended September 30, 2000. We have committed to sell 25,000 barrels per month through December 2000 at $14.65 per barrel under fixed price contracts with production purchases.

        Production volumes and average prices received for the three-month periods ended September 30, 2000 and 1999 are as follows:
                                             Three Months Ended
                                                September 30,
                                          2000                 1999
          Production - Onshore:
             Oil (Bbls)                  22,589                1,076
             Gas (Mcfs)                 129,050               53,419
          Average Price-Onshore :
             Oil (per Bbl)               $29.05                20.64
             Gas (per Mcf)                $4.40                 1.77
          Production - Offshore-
               Oil   (Bbls)              71,819                    -
          Average Price-Offshore-
              Oil (per Bbl)              $15.81                    -

        Lease Operating Expenses. Lease operating expenses were $942,732 and $39,147 for the three months ended September 30, 2000 and 1999, respectively. On a Bbl equivalent basis, lease operating expenses were $3.85 and $3.92, during the three months ended September 30, 2000 and 1999, respectively for onshore properties. On a barrel equivalent basis, lease operating expenses were $10.77 during the three months ended September 30, 2000 for the offshore properties. The increase in lease
operating   expenses  can  be  attributed  to  the   acquisitions
discussed above.

        Depreciation and Depletion Expense. Depreciation and depletion expense for the quarter ended September 30, 2000 was $465,189 compared to $34,634 for the quarter ended September 30, 1999. On a barrel equivalent basis, the depletion rate was $6.63 for onshore properties and $2.34 for offshore properties during the quarter ended September 30, 2000 compared to $3.47 for onshore properties for the quarter ended September 30, 1999. The increase in depletion rate per barrel equivalent for the onshore properties can be attributable to acquisitions of properties with shorter economic lives.

       Exploration Expenses. We recorded exploration expenses of $13,147 for the three months ended September 30, 2000 compared to $415 for the same period in 1999.

       Professional fees Professional fees for the three months ended September 30, 2000 were $229,760 compared to $138,394 for the same period in 1999. The increase in professional general and administrative expenses are primarily attributed legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the company's undeveloped offshore California leases.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2000 were $292,601 compared to $241,689 for the same periods in 1999. The increase in general and administrative expenses are primarily attributed to the increase in travel, corporate filings and the addition of a new employee.

        Stock Option Expense. Stock option expense has been recorded for the quarter ended September 30, 2000 and 1999 of $211,042 and $109,986, respectively, for options granted to and/or re-priced for certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

        Other  income.  Other income represents the sale  of  our
unsecured   claim  in  bankruptcy  against  our  former   parent,
Underwriters Financial Group.

        Interest and Financing Costs. Interest and financing costs for the three months ended September 30, 2000 and 1999 were $338,221 and $107,475, respectively. The increase in interest and financing costs can be contributed to the debt established to purchase certain oil and gas properties.

       Future Operations

        We, directly and through our subsidiary, Amber Resources Company, own interests in five undeveloped federal units (plus one additional lease) and in one producing federal unit containing three platforms, all located in federal waters offshore California near Santa Barbara

        Current Status. On October 15, 1992 the MMS directed a Suspension of Operations (SOO), effective January 1, 1993, for the POCS undeveloped leases and units, pursuant to 30 CFR
250.110. The SOO was directed for the purpose of preparing what became known as the COOGER Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases. Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of a SOP the lease rentals resume and each operator is required to perform exploration and development activities in order to meet certain milestones set out by the MMS. Progress toward the milestones is monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for the last quarter of 1999, and the first and second quarters of 2000.

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

      Recently Issued Accounting Standards and Pronouncements

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for
Certain Transactions involving Stock Compensation- and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this interpretation are to be recognized on a prospective basis. Re-priced options mentioned above may impact future periods. The Company's financial position and results of operations were not impacted by the adoption of FIN 44.

        In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementations date of SAB 101 for registrants with fiscal years ending on June 30, 2001. The effects of implementation are to be reported with results no later than the quarter beginning April 1, 2001. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 was amended by SFAS 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's financial position and results of operations were not impacted by the adoption of SFAS 133.

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

Item 4.   Submission of Matters to a Vote of Security  Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.
               27.  Financial Data Schedule.

          (b) Reports on Form 8-K:
               Form 8-K dated July 10, 2000; Items 2,5 and 7
               Form 8-K/A dated July 10, 2000; Item 7
               Form 8-K dated August 3, 2000; Items 5 and 7
               Form 8-K dated September 7, 2000; Items 5 and 7
               Form 8-K dated September 29, 2000; Items 2, 5 and 7


                           SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DELTA PETROLEUM CORPORATION
                             (Registrant)



                             s/Aleron H. Larson, Jr.
                             Aleron H. Larson, Jr.
                             Chairman of the Board and Treasurer



                             s/Kevin K. Nanke
                             Kevin K. Nanke, Chief Financial Officer



Date: November 9, 2000


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