Form 10QSB/A
period 2000-09-30
DELTA PETROLEUM CORP/CO
filed 2000-11-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB/A
                          Amendment #1

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

     The Company has taken steps to reduce losses and generate cash flow from operations which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations in future periods, additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, although, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

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



Date: November 13, 2000


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