Form 10QSB
period 2000-12-31
DELTA PETROLEUM CORP/CO
filed 2001-02-07
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2000

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

10,584,531 shares of common stock $.01 par value were outstanding as of January 30, 2001.


                                                      FORM 10-QSB
                                                         2nd QTR.
                                                          FY 2001

                             INDEX

PART I FINANCIAL INFORMATION
                                                                 PAGE NO.

Item 1.   Consolidated Financial Statements

       Consolidated Balance Sheets - December 31, 2000 and
          June 30, 2000 (unaudited)                                  1

       Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 2000 and 1999 (unaudited)                     3

       Consolidated Statement of Stockholders' Equity
          Year Ended June 30, 2000 and
          Six Months Ended December 31, 2000 (unaudited)             4

       Consolidated Statements of Cash Flows -
          Six Months Ended
          December 31, 2000 and 1999 (unaudited)                     5

       Notes to Consolidated Financial Statements (unaudited)        6

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations                                     17

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                         25
Item 2.   Changes in Securities                                     25
Item 3.   Defaults upon Senior Securities                           25
Item 4.   Submission of Matters to a Vote of
               Security Holders                                     25
Item 5.   Other Information                                         25
Item 6.   Exhibits and Reports on Form 8-K                          25

The  terms  "Delta", "Company", "we", "our", and  "us"  refer  to
Delta Petroleum Corporation unless the context suggests otherwise.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                             December 31,          June 30,
                                                 2000                2000

ASSETS

Current Assets:
  Cash                                       $   702,574             302,414
  Trade accounts receivable,  net of
    allowance for doubtful accounts
    of $50,000 at
    December 31, 2000 and June 30, 2000        1,786,712             613,527
  Accounts receivable - related parties           79,365             142,582
  Prepaid assets                                 441,547             373,334
  Other current assets                           320,877             198,427

      Total current assets                     3,331,075           1,630,284


Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting):
      Undeveloped offshore California
          properties                          10,240,810          10,809,310
      Undeveloped onshore domestic
          properties                             979,491             451,795
      Undeveloped foreign properties             623,920             623,920
      Developed offshore California
          properties                           3,961,515           3,285,867
      Developed offshore Louisiana
          properties                           2,884,945                   -
      Developed onshore domestic properties   10,001,270           5,154,295
  Office furniture and equipment                  91,627              89,019
                                              28,783,578          20,414,206

  Less accumulated depreciation and
           depletion                          (3,493,879)         (2,538,030)

      Net property and equipment              25,289,699          17,876,176

Long term assets:
  Deferred financing costs                       304,082             366,996
  Investment in Bion Environmental               116,718             228,629
  Partnership net assets                         510,424             675,185
  Deposit on purchase of oil and gas
         properties                            2,642,624             280,002

      Total long term assets                   3,573,848           1,550,812

                                             $32,194,622          21,057,272



                                              December 31,          June 30,
                                                  2000                2000

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Current portion of long-term debt          $ 4,775,231           1,765,653
  Accounts payable                             2,319,987           1,636,651
  Other accrued liabilities                      454,990             154,388
  Deferred revenue                                29,367              58,733

      Total current liabilities                7,579,575           3,615,425


Total long-term debt                           6,913,219           6,479,115

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares, none issued          -                   -
  Common stock, $.01 par value;
    authorized 300,000,000 shares,
    issued 10,370,870 shares at December
    31, 2000 and 8,422,079
    at June 30, 2000                             103,709              84,221
  Additional paid-in capital                  40,016,217          33,746,861
  Accumulated other comprehensive income
             (loss)                              (34,852)             77,059
  Accumulated deficit                        (22,383,246)        (22,945,409)

      Total stockholders' equity              17,701,828          10,962,732

Commitments
                                             $32,194,622          21,057,272



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                 Three Months Ended
                                         December 31,          December 31,
                                            2000                  1999

Revenue:
  Oil and gas sal                        $3,332,672               555,159
  Operating fee income                       26,544                10,780
  Other revenue                              47,841                18,877

    Total revenue                         3,407,057               584,816


Operating expenses:
  Lease operating expenses                1,319,132               372,800
  Depreciation and depletion                490,660               172,432
  Exploration expenses                        9,182                20,715
  Professional fees                         239,715               139,419
  General and administrative                334,797               272,056
  Stock option expense                       77,928               102,079

    Total operating expenses              2,471,414             1,079,501

Income (loss) from operations               935,643              (494,685)

Other income and expenses:
  Other income                                9,689                 2,190
  Interest and financing costs             (652,924)             (449,733)

    Total other income and expenses        (643,235)             (447,543)

    Net income (loss)                    $  292,408              (942,228)


Net income (loss) per common share:
  Basic                                  $     0.03                 (0.14)

  Diluted                                $     0.02                 (0.14)




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                Six Months Ended
                                        December 31,          December 31,
                                             2000                  1999

Revenue:
  Oil and gas sales                     $5,691,274               671,699
  Operating fee income                      53,089                21,559
  Other revenue                             62,525                39,698

    Total revenue                        5,806,888               732,956


Operating expenses:
  Lease operating expenses               2,261,864               411,947
  Depreciation and depletion               955,849               207,066
  Exploration expenses                      22,329                22,244
  Professional fees                        469,475               280,813
  General and administrative               627,398               510,745
  Stock option expense                     288,970               212,065

    Total operating expenses             4,625,885             1,644,880

Income (loss) from operations            1,181,003              (911,924)

Other income and expenses:
  Other income                             372,305                   878
  Interest and financing costs            (991,145)             (557,208)
  Loss on sale of securities
          available for sale                     -                (2,551)

    Total other income and expenses       (618,840)             (558,881)

    Net income (loss)                   $  562,163            (1,470,805)


Net income (loss) per common share:
  Basic                                 $     0.06                 (0.22)

  Diluted                               $     0.05                 (0.22)



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Year ended June 30, 2000 and six months ended December 31, 2000
(Unaudited)

                                                                                               Additional
                                                                Common Stock                   paid-in
                                                          Shares             Amount            capital

Balance, July 1, 1999                                 6,390,302         $   63,903           29,476,275

Comprehensive loss:
  Net loss                                                    -                  -                  -
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities                      -                  -                  -
  Less: Reclassification adjustment for losses
         included in net loss                                 -                  -                  -
Comprehensive loss                                            -                  -                  -
Stock options granted as compensation                         -                  -              500,208
Shares issued for cash, net                              603,000              6,030           1,017,970
Shares issued for cash upon exercise of options        1,048,777             10,488           1,367,048
Shares and options issued with financing                  75,000                750             565,472
Shares issued for oil and gas properties                 215,000              2,150             547,413
Shares issued for deposit on oil and gas properties       90,000                900             272,475

Balance, June 30, 2000                                 8,422,079             84,221          33,746,861

Comprehensive loss:
  Net income                                                  -                  -                   -
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities                      -                  -                   -
  Less: Reclassification adjustment for losses
           included in net included in net income             -                  -                   -
Comprehensive income (loss)                                   -                  -                   -
Stock options granted as compensation                         -                  -              238,971
Fair value of warrants issued for common stock
  ivestment agreement                                         -                  -            1,435,797
Warrant issued in exchange for common stock
  investment agreement                                        -                  -           (1,435,797)
Shares issued for cash, net                              397,082              3,971           1,076,030
Shares issued for cash upon exercise of options          475,317              4,753             801,887
Conversion of note payable and accrued
  interest to common stock                               200,000              2,000             508,959
Shares issued for oil and gas properties                 609,719              6,097           2,164,205
Shares issued for deposit on oil and gas properties      423,006              4,230           1,959,866
Shares reacquired and retired                           (156,333)            (1,563)           (480,562)

Balance, December 31, 2000                            10,370,870         $  103,709           40,016,217



                                                     Accumulated
                                                        other
                                                    comprehensive
                                                       income          Comprehensive        Accumulated
                                                      (loss)              loss               deficit          Total

Balance, July 1, 1999                               (115,395)                            (19,578,359)         9,846,424

Comprehensive loss:
  Net loss                                                             (3,367,050)        (3,367,050)        (3,367,050)
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities              79,665                                       -
  Less: Reclassification adjustment for losses
      included in net loss                           112,789              192,454                               192,454
Comprehensive loss                                                     (3,174,596)
Stock options granted as compensation                      -                                        -           500,208
Shares issued for cash, net                                -                                        -         1,024,000
Shares issued for cash upon exercise of options            -                                        -         1,377,536
Shares and options issued with financing                   -                                        -           566,222
Shares issued for oil and gas properties                   -                                        -           549,563        -
Shares issued for deposit on oil and gas properties        -                                        -           273,375

Balance, June 30, 2000                                77,059                             (22,945,409)        10,962,732

Comprehensive loss:
  Net income                                                          562,163                562,163            562,163
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities            (111,911)                    -
  Less: Reclassification adjustment for losses
         included in net included in net income          -           (111,911)                                 (111,911)
Comprehensive income (loss)                                           450,252
Stock options granted as compensation                    -                                        -             238,971
Fair value of warrants issued for common stock
  investment agreement                                   -                                        -           1,435,797
Warrant issued in exchange for common stock
  investment agreement                                   -                                        -          (1,435,797)
Shares issued for cash, net                              -                                        -           1,080,001
Shares issued for cash upon exercise of options          -                                        -             806,640
Conversion of note payable and accrued
  interest to common stock                               -                                        -             510,959
Shares issued for oil and gas properties                 -                                        -           2,170,302
Shares issued for deposit on oil and gas properties      -                                        -           1,964,096
Shares reacquired and retired                            -                                        -            (482,125)

Balance, December 31, 2000                         (34,852)                            (22,383,246)          17,701,828




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Six Months Ended
                                                                  December 31,          December 31,
                                                                      2000                  1999



Net cash provided by (used in) operating activities              $1,716,341            (1,986,423)

Cash flows from investing activities:
    Additions to property and equipment                          (6,486,568)           (6,159,190)
    Deposit on purchase of oil and gas properties                  (678,528)                    -
    Proceeds from sale of securities available for sale                   -                 2,551
Net cash used in investing activities                            (7,165,096)           (6,156,639)

Cash flows from financing activities:
    Stock issued for cash upon exercise of options                  806,640               484,675
    Issuance of common stock for cash                             1,080,001               674,000
    Proceeds from borrowings                                      8,708,532            12,816,851
    Repayment of borrowings                                      (4,764,850)           (5,158,728)
    Decrease (increase) in accounts receivable from
                   related parties                                   18,592               (14,304)
Net cash provided by financing activities                         5,848,915             8,802,494

Net increase (decrease) in cash                                     400,160               659,432

Cash at beginning of period                                         302,414                99,545

Cash at end of period                                            $  702,574               758,977

Supplemental cash flow information -
Cash paid for interest and financing costs                         $  529,105               259,353

Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties                                        $2,170,302               549,563

Common stock issued for deposit on purchase
  of oil and gas properties                                        $1,964,096               303,750

Common stock issued for note payable and
  accrued interest                                                 $  510,959                     -

Common stock, options and overriding royalties
  issued for services relating to debt financing                   $  130,000               800,622

Shares reacquired and retired for
  oil and gas properties and option exercise                       $  482,125                     -

         See accompanying notes to consolidated financial statements.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2000 and 1999 (Unaudited)



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

     Liquidity

     The Company has incurred losses from operations over the past several years, prior to the quarters ended September 30, 2000 and December 31, 2000, coupled with significant deficiencies in cash flow from operations for the same periods. As of
December 31, 2000, the Company had a working capital deficit of $4,248,500. These factors among others may indicate the Company may not be able to meet its obligations in a timely manner.

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

     The cost and estimated market value of the Company's investment in Bion at December 31, 2000 and June 30, 2000 are as follows:

                                                                Estimated
                                                  Unrealized      Market
                                      Cost       Gain/(Loss)      Value

     December 31, 2000              $151,570       (34,852)      116,718

     June 30, 2000                  $151,570        77,059       228,629

(3)  Oil and Gas Properties

     On July 10, 2000 and on September 28, 2000, the Company paid $3,745,000 and $1,845,000, respectively, to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota. The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by the Company of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of the Company's net revenues from the effective date of the acquisitions through closing. Delta also issued 100,000 shares of its restricted common stock, at a price of $4.50 per share and valued at $450,000, to an unaffiliated party for its consultation and assistance related to the transaction and recorded in oil and gas properties. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

      On September 29, 2000 the Company acquired the West Delta Block 52 Unit from two unrelated entities by paying $1,529,157 and issuing 509,719 shares of its restricted common stock at $3.00 per share. The Company borrowed $1,463,532 of the cash portion of the purchase price from an unrelated entity. Two of the Company's officers agreed to personally guarantee the loan. During the second quarter, as consideration for those guarantees of the Company's indebtedness, the Company permitted each of these two officers to purchase up to 5% of the working interest acquired by us in the West Delta Block 52 Unit by delivering to the Company shares of our common stock at $3.00 per share equal to up to 5% of the purchase price paid by the Company. The Company also permitted its Chief Financial Officer to purchase up to 2-1/2% of the working interest upon the same terms. The officers delivered 145,833 shares of common stock, purchasing the maximum permitted to each officer. These shares have been retired.

(4)   Deposit on Purchase of Oil and Gas Properties

      On December 18, 2000, the Company entered into an agreement with Saga Petroleum Corporation ("Saga") which replaces and supercedes the September 6, 2000 agreement. Under this agreement, the Company will acquire a producing property for $2,100,000, $500,000 of which has already been paid and included in the deposit of oil and gas properties at December 31, 2000, and 181,219 of the Company's common stock, valued at $600,000. The shares were valued at $3.31 per share based on the quoted market price of the stock at the time the acquisition was announced. The agreement requires Saga to return 393,006 shares of the Company's common stock at closing valued at $1,847,645 which had been issued as a deposit under the previous
September 6, 2000 agreement. The Company closed this transaction on January 22, 2001.

(5)  Long Term Debt

                             December 31,                        June 30,
                                 2000                              2000
         A                    $7,012,611                       $7,504,306
         B                     2,467,307                               --
         C                     1,463,532                               --
         D                       745,000                               --
         E                            --                          740,462

                             $11,688,450                       $8,244,768
          Current Portion      4,755,231                        1,765,653
          Long-Term Portion  $ 6,913,219                       $6,479,115


     A.   On December 1, 1999, the Company borrowed $8,000,000 at
     prime plus 1-1/2% from Kaiser-Francis Oil Company ("Lender"). As additional consideration for entering into the loan, the Company issued warrants to purchase 250,000 shares of our common stock for two years at $2.00 per share.  The 250,000 warrants were valued  at  $260,000 and recorded as a deferred cost  to  be amortized over the life of the loan. The loan agreement provides for a 4-1/2 year loan with additional cost in the form of oil and gas overriding royalty interests of two and one-half percent (2.5%) on September 1, 2000 and an additional 2.5% on June 1, 2001, proportionately reduced, on all of the oil and gas properties acquired by Delta pursuant to the offshore agreement. In addition, the Company will be required to pay fees of $250,000 on June 1, 2002 and June 1, 2003 if the loan has not been retired prior to these dates.  The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and East Carlsbad field purchases. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and
     December 1, 1999. The lender was assigned a 2.5% overriding royalty on September 1, 2000, proportionately reduced to the
     Company's working interest ownership, on the offshore properties purchased as required by the loan agreement and valued at $130,000
     which was recorded  as deferred financing cost and amortized.   As  of
     September 30, 2000, no warrants have been exercised. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

     B. On October 25, 2000, the Company borrowed $3,000,000 at prime plus 3%, secured by the acquired interests in the Eland and Stadium fields in Stark County, North Dakota, from
     US Bank National Association. The loan matures on October 31, 2002. The Company is required to make minimum monthly payments of 95% of the net revenues from the properties securing the loan.

     C. On September 29, 2000, the Company borrowed $1,463,532 at 15% per annum from an unrelated entity which was personally guaranteed by two officers of the Company and matures on March 1, 2001. The proceeds were used to acquire the West Delta Block 52 Unit, a producing property in Plaquemines
     Parish,  Louisiana.  The  loan  is  collateralized  by   the
     Company's oil and gas properties acquired with the loan proceeds.

     D. On July 10, 2000, the Company borrowed $3,745,000 at 15% per annum from an unrelated entity which was personally guaranteed by two of the officers of the Company and matures
     on  March  1,  2001.   The proceeds  were  used  to  acquire
     interests in the Eland and Stadium fields in Stark County, North Dakota. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

     E. On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity which was personally guaranteed by two of the officers of the Company. The Company paid a 2% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with two of its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the Company's interest in each property) was assigned to each of the officers. The estimated fair value of each overriding royalty interest of $125,000 was recorded as a deferred financing cost. During the quarter ended September 30, 2000, the Company paid off the loan and expensed the unamortized costs.

(6)    Stockholder's Equity

       On July 3, 2000, the Company completed the sale of 258,621 shares of its restricted common stock to an unrelated entity for
$750,001.   A  fee  of $75,000 was paid and options  to  purchase
100,000 shares of the Company's common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity and as consideration for their efforts and consultation related to the transaction.
The options were valued at approximately $307,000 based on the estimated fair value of the options issued and recorded as an adjustment to equity.

        On July 31, 2000, the Company paid an aggregate of 30,000 shares of its restricted common stock, at a price of $3.38 per share and valued at $116,451, to the shareholders of Saga Petroleum Corporation ("Saga")(Brent J. Morse, Morse Family Security Trust, and J. Charles Farmer) for an option to purchase certain properties owned by Saga and its affiliates. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

        On August 3, 2000, the Company issued 21,875 shares of its restricted common stock, at a price of $3.38 per share and valued at $73,828, to CEC Inc. in exchange for an option to purchase certain properties owned by CEC Inc. and its partners. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Company committed to the transaction and recorded in oil and gas properties.

         On September 7, 2000, the Company issued 103,423 shares of its restricted common stock, at a price of $4.95 per share and valued at $511,944, to shareholders of Saga Petroleum Corporation in exchange for an option to purchase certain properties under a Purchase and Sale Agreement. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

      On September 29, 2000, the Company issued 487,844 shares of its restricted common stock, at a price of $3.38 per share and valued at $1,646,474, to Castle Offshore LLC, a subsidiary of Castle Energy Corporation and BWAB Limited Liability Company, as partial payment for properties in Louisiana. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Company committed to the transaction and is recorded in oil and gas properties.

      On September 30, 2000, the Company issued 289,583 shares of its restricted common stock, at a price of $4.61 per share and valued at $1,335,702, to Saga and its affiliates as part of a deposit on the purchase of properties in West Texas and Southeastern New Mexico. The common stock issued was recorded at a 10% discount to market, which was based on quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

     During the quarter ended September 30, 2000 the Company issued 100,000 shares of its restricted common stock at a price of $4.50 per share at a value of $450,000 to an unrelated entity as a commission for their involvement with the North Dakota properties acquisition. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

      On October 11, 2000, the Company issued 138,461 shares of our restricted common stock to Giuseppe Quirici, Globemedia AG and Quadrafin AG for $450,000. The Company paid $45,000 to an unrelated individual and entity for their efforts and consultation related to the transaction.

     On July 21, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction. In the aggregate, the Company issued options to Swartz and the other unrelated company valued at $1,435,797 as consideration for the firm underwriting commitment of Swartz and related services to be rendered. The options were valued at market based on the quoted market price at the time of issuance.

     The investment agreement entitles the Company to issue and sell ("Put") up to $20 million of its common stock to Swartz, subject to a formula based on the Company's stock price and trading volume over a three year period following the effective date of a registration statement covering the resale of the shares to the public. Pursuant to the terms of this investment agreement the Company is not obligated to sell to Swartz all of the common stock and additional warrants referenced in the agreement nor does the Company intend to sell shares and warrants to the entity unless it is beneficial to the Company. Each time the Company sells shares to Swartz, the Company is required to also issue five (5) year warrants to Swartz in an amount corresponding to 15% of the Put amount. Each of these additional warrants will be exercisable at 110% of the market price for the applicable Put.

     To exercise a Put, the Company must have an effective registration statement on file with the Securities and Exchange Commission covering the resale to the public by Swartz of any shares that it acquires under the investment agreement. Swartz will pay the Company the lessor of the market price of each share minus $0.25, or 91% of the market price for each share of common stock under the Put. The market price of the shares of common stock during the 20 business days immediately following the date the Company exercises a Put is used to determine the purchase price Swartz will pay and the number of shares the Company will issue in return.

     If the Company does not Put at least $1,000,000 worth of common stock to Swartz during each six month period following the effective date of the investment agreement, the Company must pay Swartz a semi-annual non-usage fee. This fee equals the difference between $100,000 and 10% of the value of the shares of common stock the Company Puts to Swartz during the six- month period. If the investment agreement is terminated, the Company must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date. The Company may terminate its right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of its intention to terminate. However, any termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement.

     The Company cannot determine the exact number of shares of its common stock issuable under the investment agreement and the resulting dilution to the Company's existing shareholders, which will vary with the extent to which the Company utilizes the investment agreement, the market price of its common stock and exercise of the related warrants. The investment agreement provides that the Company cannot issue shares of common stock that would exceed 20% of the outstanding stock on the date of a Put unless and until the Company obtains shareholder approval of the issuance of common stock. We currently do not intend to issue any shares to Swartz under the Investment Agreement until we obtain shareholder approval.

      The Company received proceeds from the exercise of options to purchase shares of its common stock of $806,640 during the six months ended December 31, 2000 and $1,377,536 during the year ended June 30, 2000.

(7)  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                       December 31,
                                                  2000            1999
     Numerator:
      Numerator for basic and diluted
      earnings per share - income available
      to common stockholders                    $292,408      (942,228)
     Denominator:
       Denominator for basic earnings
         per share-weighted average shares
         outstanding                          10,191,856      6,855,761
      Effect of dilutive securities-
           stock options and warrants          1,714,681              *
     Denominator for diluted
      earnings per common share               11,906,537      6,855,701

     Basic earnings per common share                $.03           (.14)
     Diluted earnings per common share              $.02           (.14)

     *Potentially dilutive securities outstanding were anti-dilutive.

                                                   Six Months Ended
                                                      December 31,
                                                 2000            1999
     Numerator:
      Numerator for basic and diluted
      earnings per share - income available
      to common stockholders                    $562,163      (1,470,805)
     Denominator:
       Denominator for basic earnings
         per share-weighted average shares
         outstanding                           9,693,870       6,719,152
      Effect of dilutive securities-
           stock options and warrants            917,068             *
     Denominator for diluted
      earnings per common share               10,610,938      7,719,152

     Basic earnings per common share                $.06          (.22)
     Diluted earnings per common share              $.05          (.22)

     *Potentially dilutive securities outstanding were anti-dilutive.


(8)  Subsequent Events

      On January 12, 2001, we issued 490,000 shares of our restricted common stock to Bank Leu AG of Switzerland $992,250, net of commissions paid of $110,250 to an unrelated individual for their efforts and consultation related to the transaction.


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

       Liquidity and Capital Resources.

       General

       At December 31, 2000, we had a working capital deficit of $4,248,500 compared to a working capital deficit of $1,985,141 at June 30, 2000. Our current assets include an increase in trade accounts receivable from June 30, 2000 of approximately $1,170,000. This increase is primarily due to the accrued revenue from the two acquisitions completed at the end of the first quarter. This receivable was also impacted by an increase in oil and gas prices. Our current liabilities include the current portion of long-term debt of $4,775,231 at December 31, 2000. The increase in the current portion of long-term debt from June 30, 2000 is primarily attributed to borrowings relating to the acquisition of interests in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota") and the 100% working interest in the West Delta Block 52 Unit, a producing property in Plaquemines Parish, Louisiana ("West Delta"). These acquisitions were closed on September 28, 2000 and September 29, 2000, respectively. The debt established for the acquisition is being paid out of cash flow.

          Offshore

          There are certain milestones established by the MMS which must be met relating to four of our five undeveloped offshore California units. The specific milestones for each of the four units vary depending upon the operator of the unit. If the milestones are not met development of the units will not be permitted by the MMS. We expect to meet the milestones established.

           In January 2000, the two properties which are owned by Aera, lease OCS-P 0409 and the Point Sal Unit had requirements to submit an interpretation of the merged 3-D survey of the Offshore Santa Maria Basin covering the properties. This milestone was accomplished on February 2000. The next milestone for these properties was to submit a Project Description for each property to the MMS in February 2000. The Project Description for each of the properties was submitted in February and after responding to MMS' request for additional information and clarification revised Project Descriptions were submitted in September. The next milestone was to submit a plan for re-unitization of all the Aera operating properties by July 2000. A proposed plan was submitted in July and is currently under consideration by the MMS. In September 2001, the revised Exploration Plans (EPs) and/or Development and Production Plans (DPP's) for the Aera properties must be submitted to the MMS. As the operator of the properties, Aera intends to submit the EPs and DPPs next
September. It is estimated that it will cost $100,000 with Delta's share being $5,000. The next milestone for Aera will be to show proof that a Request for Proposal (RFP) has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. The milestone date for the RFP is November 2001. The affected operating companies have formed a committee to cooperate in the process of mobilizing the mobile drilling unit. It is anticipated that this committee will prepare the RFP for submittal to the contractors and MMS. It is estimated that it will cost $210,000 to complete the RFPs with Delta's share being $10,500. The last milestone for the Point Sal Unit will be to begin the drilling of a delineation well. The drilling operations are expected to begin in February 2003 at a cost of $13,000,000. Delta's share is estimated at $650,000. No delineation well is necessary for Lease OSC-P 0409 as six wells have been drilled on the lease and a DPP was previously approved.

         The Sword and Gato Canyon units are operated by Samedan Oil Corporation. In May 2000, Samedan acquired Conoco, Inc's interest in the Sword Unit. Prior to such time, Conoco timely submitted the Project Description for the Sword Unit in February 2000. However, since becoming the operator Samedan has informed the MMS that it has plans to submit a revised Project Description for the Sword Unit. The new plan is to develop the field from Platform Hermosa, an existing platform, rather than drilling a delineation well on Sword and then abandoning it. The next milestone for the Sword Unit is the DPP for Platform Hermosa, which must be submitted to the MMS in September 2001. It is estimated that the cost of filing the DPP will be $360,000, with Delta's share being $10,500.

           In February 2000, Samedan timely submitted the Project Description for the Gato Canyon Unit. In August 2000, after responding to MMS' request for additional information and clarification, Samedan filed the revised Project Description. In September 2001, the updated Exploration Plan for the Gato Canyon Unit must be submitted to the MMS. As the operator of the property, Samedan intends to submit the EP next September. It is estimated that it will cost $300,000, with Delta's share being
$49,500. The next milestone for Gato Canyon will be to show proof that a Request for Proposal (RFP) has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. The milestone date for the RFP is November 2001. It in anticipated that the same committee that is preparing the RFPs for the Aera properties will prepare the RFP for Gato Canyon for submittal to the contractors and MMS. It is estimated that it will cost $450,000 to complete the RFP, with Delta's cost estimated at $75,000. The last milestone will be to begin drilling operations on the Gato Canyon Unit by May 1, 2003 using the committee's mobile drilling unit (MODU). The cost of the drilling operations are estimated to be $11,000,000 with Delta's share being $1,750,000.

           Our working interest share of the future estimated development costs based on estimates developed by the operating partners relating to four of our five undeveloped offshore California units is approximately $210 million. No significant amounts are expected to be incurred during fiscal 2001 and $1.0 million and $4.2 million are expected to be incurred during fiscal 2002 and 2003, respectively. There are additional, as yet undetermined, costs that we expect in connection with the development of the fifth undeveloped property in which we have an interest (Rocky Point Unit). Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

       We have already redrilled three wells in calendar 2000 and anticipate that we will redrill five to seven wells in calendar year 2001. Each redrill will cost approximately $1.71 million ($105,000 to our interest). We anticipate the redrill costs to be paid through current operations or additional financing.

     Onshore

     On July 10, 2000 and on September 28, 2000, we paid $3,745,000 and $1,845,000, respectively, to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota. The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by us of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of our officers, while the payment of $1,845,000 on September 28, 2000 was primarily paid out of our net revenues from the effective date of the acquisitions through closing.

     On October 2, 2000, we elected to exercise our option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in West Texas and Southeastern New Mexico from Saga Petroleum Corporation and its affiliates. We paid Saga and its affiliates $500,000 in cash and issued an additional 156,160 (289,583 in total) shares f our restricted common stock as a deposit required by the Purchase and Sale Agreement between the parties.

     We estimate our capital expenditures for onshore properties to be approximately $1,500,000 for the year ended June 30, 2001. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

     On December 18, 2000, we entered into an agreement with SAGA Petroleum Corporation ("Saga") which replaces and supersedes the September 6, 2000 agreement. Under this agreement, we will acquire a producing as property for $2,700,000 of which $2,100,000 has been paid in cash and the remaining $600,000 has been paid with 181,269 shares of our restricted common stock. SAGA is obligated by the agreement to return 393,006 shares of our restricted common stock that was issued as a deposit.

     Equity Transactions

     On July 3, 2000, we completed the sale of 258,621 shares of our restricted common stock to an unrelated entity for $750,001. A fee of $75,000 was paid and options to purchase 100,000 shares of our common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity and as consideration for their efforts and consultation related to the transaction.

     On October 11, 2000, we issued 138,461 shares of our restricted common stock to Giuseppe Quirici, Globemedia AG and Guadrafin AG for $450,000. We paid $45,000 to two unrelated individuals for their efforts and consultation related to the transaction.

      On July 21, 2000, we entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction. In the aggregate, we issued options to Swartz and the other unrelated company valued at $1,435,797 as consideration for the firm underwriting commitment of Swartz and related services to be rendered. The options were valued at market based on the quoted market price at the time of issuance.

     The investment agreement entitles us to issue and sell ("Put") up to $20 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume over a three year period following the effective date of a registration statement covering the resale of the shares to the public. Pursuant to the terms of this investment agreement the Company is not obligated to sell to Swartz all of the common stock and additional warrants referenced in the agreement nor does the Company intend to sell shares and warrants to the entity unless it is beneficial to the Company. Each time we sell shares to Swartz, we are required to also issue five (5) year warrants to Swartz in an amount corresponding to 15% of the Put amount. Each of these additional warrants will be exercisable at 110% of the market price for the applicable Put.

     To exercise a Put, we must have an effective registration statement on file with the Securities and Exchange Commission covering the resale to the public by Swartz of any shares that it acquires under the investment agreement. Swartz will pay us the lesser of the market price for each share minus $0.25, or 91% of the market price for each share of common stock under the Put. The market price of the shares of common stock during the 20 business days immediately following the date we exercise a Put is used to determine the purchase price Swartz will pay and the number of shares we will issue in return.

     If we do not Put at least $1,000,000 worth of common stock to Swartz during each six month period following the effective date of the investment agreement, we must pay Swartz a semi-annual non-usage fee. This fee equals the difference between $100,000 and 10% of the value of the shares of common stock we Put to Swartz during the six month period. If the investment agreement is terminated, we must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date. We may terminate our right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of our intention to terminate. However, any termination will not affect any other rights or obligations we have concerning the investment agreement or any related agreement.

     We cannot determine the exact number of shares of our common stock issuable under the investment agreement and the resulting dilution to our existing shareholders, which will vary with the extent to which we utilize the investment agreement, the market price of our common stock and exercise of the related warrants. The investment agreement provides that we cannot issue shares of common stock that would exceed 20% of the outstanding stock on the date of a Put unless and until we obtain shareholder approval of the issuance of common stock. We will seek the required shareholder approval under the investment agreement and under NASDAQ rules.

        We received proceeds from the exercise of options to purchase shares of its common stock of $806,640 during the six months ended December 31, 2000 and $1,377,536 during the year ended June 30, 2000.

     Capital Resources

      We expect to raise additional capital by selling our common stock in order to fund our capital requirements for our portion of the costs of the drilling and completion of development wells on our proved undeveloped properties during the next twelve months. There is no assurance that we will be able to do so or that we will be able to do so upon terms that are acceptable. We are currently seeking to establish a credit facility with a financial institution but we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our operations and our capital requirements for development of our properties including establishing a credit facility, sale of equity or debt securities and sale of properties. Many of the factors which may affect our future operating performance and liquidity are beyond our
control,   including  oil  and  natural  gas   prices   and   the
availability of financing.

     After evaluation of the considerations described above, we presently believe that our cash flow from our existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer. If it were necessary to sell an existing producing property or properties to meet our operating expenses and satisfy our other current liabilities over the next year or longer we believe we would have the ability to do so.

       Market Risk

       Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue and related receivables are payable in U.S. dollars. We do have a contract to sell 3,500 barrels a month at $29.43 through November 1, 2001. We were subject to interest rate risk on $11,688,450 of variable rate debt obligations at December 31, 2000. The annual effect of a one percent change in interest rates would be approximately $115,000. The interest rate on these variable rate debt obligations approximates current market rates as of December 31, 2000.

       Results of Operations

        Income (loss). We reported net income for the three months ended December 31, 2000 of $292,408 and $562,163 compared to a net loss of $942,228 and $1,470,805 for the three and six months ended December 31, 1999. The net income and net loss for the three and six months ended December 31, 2000 and 1999 were effected by numerous items, described in detail below.

       Revenue. Total revenue for the three and six months ended December 31, 2000 was $3,407,057 and $5,806,888 compared to
$584,816 and $732,956 for the three and six months ended December 31, 1999. Oil and gas sales for the three and six months ended December 31, 2000 were $3,332,672 and $5,691,274 compared to
$555,159 and 671,699 for the three and six months ended December 31, 1999. The increase of $5,019,575 in oil and gas revenue comparing the six months ended December 31, 2000 to the six months ended December 31, 1999 is primarily attributed to the acquisitions that occurred during the fiscal year ended June 30, 2000 and the quarter ended September 30, 2000. During the six months ended December 31, 2000, we sold 147,635 barrels of oil from our interests in the Point Arguello Unit located in federal waters offshore California and sold 125,796 Mcf of gas and 5,033 barrels of oil from our interests in the our New Mexico properties. Both of these properties were acquired during fiscal 2000. We also sold 7,620 Mcf of gas and 45,437 barrels of oil from the North Dakota acquisition and sold 13,294 barrels of oil from the West Delta Block 52 acquisition both of which closed during the quarter ended September 30, 2000.

        Other  Revenue. Other revenue includes amounts recognized
from   the   production  of  gas  previously   deferred   pending
determination of our interests in the properties.


Production volumes and average prices received for the three-month periods ended December 31, 2000 and 1999 are as follows:

                                Three Months Ended           Six Months Ended
                                    December 31,                December 31,
                                 2000        1999             2000      1999

     Production - Onshore:
            Oil (Bbls)          31,995      2,788            54,584     3,864
            Gas (Mcfs)         107,055    117,478           236,105   170,897
     Average Price-Onshore :
            Oil (per Bbls)      $27.15      18.92            $27.94     19.40
            Gas (per Mcf)        $7.52       2.23             $5.81      2.09
     Production - Offshore-
           Oil  (Bbls)          89,111     24,765           160,929    24,765
      Average Price-Offshore-
            Oil (per Bbls)      $18.62      $9.54            $17.36     $9.54

        Lease Operating Expenses. Lease operating expenses were $1,319,132 and $2,261,864 for the three and six months ended December 31, 2000 compared to $372,800 and $411,947 for the same periods in 1999. On a Bbl equivalent basis, lease operating expenses were $5.61 and $4.78, during the three and six months ended December 31, 2000 compared to $5.38 and $4.88 for the same periods in 1999 for onshore properties. On a barrel equivalent basis, lease operating expenses were $11.67 and $11.26 during the three and six months ended December 31, 2000 and $10.20 and $10.20 for the same periods in 1999 for the offshore properties. The increase in lease operating expenses can be attributed to the acquisitions discussed above.

        Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 2000 was $490,660 and $955,849 compared to $172,432 and $207,066 for the same period in 1999. On a barrel equivalent basis, the depletion rate was $4.90 and $5.26 for the three and six months ended December 31, 2000 and $5.01 and $4.49 for the same periods in 1999 for onshore properties. On a barrel equivalent basis, the depletion rate was $2.77 and $2.57 for the three and six months ended December 31, 2000 compared to $2.43 and $2.43 for the same periods in 1999 for offshore properties.

       Exploration Expenses. We incurred exploration expenses of $9,182 and $22,329 for the three and six months ended December
31, 2000 compared to $20,715 and $22,244 for the same period in 1999.

        Professional fees Professional fees for the three and six months ended December 31, 2000 were $239,715 and $469,475 compared to $139,419 and $280,813 for the same period in 1999. The increase in professional fees are primarily attributed legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the company's undeveloped offshore California leases.

         General and Administrative Expenses. General and administrative expenses for the three and six months ended December 31, 2000 were $334,797 and $627,398 compared to $272,056 and $510,745 for the same periods in 1999. The increase in general and administrative expenses are primarily attributed to the increase in travel, corporate filings and the addition of a new employee.

        Stock Option Expense. Stock option expense has been recorded for the three and six months ended December 31, 2000 of $77,928 and $288,970 compared to $102,079 and $212,065 fo the same period in 1999, for options granted to and/or re-priced for certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

        Other  income.  Other income during the six months  ended
December 31, 2000 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial
Group in the amount of $350,000.

        Interest and Financing Costs. Interest and financing costs for the three and six months ended December 31, 2000 were $652,924 and $991,145 compared to $449,733 and $557,208 for the same period in 1999. The increase in interest and financing costs can be attributed to the new debt established to purchase certain oil and gas properties.


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

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item  4.    Submission of Matters to a Vote of Security  Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits. None.
          (b) Reports on Form 8-K:
               Form 8-K/A dated September 29, 2000; Item 7
               Form 8-K dated December 22, 2000; Items 5 and 7
               Form 8-K dated January 22, 2001; Items 2, 5 and 7


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



Date: February 6, 2001


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

(19) Previously Unfiled Documents.  Not applicable.

(21) Subsidiaries of the Registrant. Not applicable.

(22) Published  Report  Regarding Matters Submitted  to  Vote  of
     Security Holders. Not applicable.

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule. Not applicable.

(99) Additional Exhibits. None.