Form 10QSB
period 2001-03-31
DELTA PETROLEUM CORP/CO
filed 2001-05-02
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

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

10,908,600 shares of common stock $.01 par value were outstanding as of April 25, 2001.

                                                                 FORM 10-QSB
                                                                    3rd QTR.
                                                                     FY 2001

                                    INDEX

PART I     FINANCIAL INFORMATION
                                                                    PAGE NO.
                                                                    --------

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets - March 31, 2001 and
              June 30, 2000 (unaudited) ............................     1

            Consolidated Statements of Operations -
              Three and Nine Months Ended
              March 31, 2001 and 2000 (unaudited) ..................     3

            Consolidated Statement of Stockholders' Equity
              Year Ended June 30, 2000 and
              Nine Months Ended March 31, 2001 (unaudited) .........     5

            Consolidated Statements of Cash Flows -
              Nine Months Ended
              March 31, 2001 and 2000 (unaudited) ..................     6

            Notes to Consolidated Financial Statements (unaudited)..     7

Item 2.     Management's Discussion and Analysis
              Or Plan of Operations ................................    19

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ......................................    27
Item 2.     Changes in Securities ..................................    27
Item 3.     Defaults upon Senior Securities ........................    27
Item 4.     Submission of Matters to a Vote of
              Security Holders .....................................    27
Item 5.     Other Information ......................................    27
Item 6.     Exhibits and Reports on Form 8-K .......................    27



The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
-----------------------------------------------------------------------------


                                                    March 31,     June 30,
                                                      2001         2000
                                                  -----------    ----------
ASSETS

Current Assets:
 Cash                                             $   413,916       302,414
 Trade accounts receivable,  net of
  allowance for doubtful accounts of $50,000 at
  March 31, 2001 and June 30, 2000                  1,560,794       613,527
 Accounts receivable - related parties                183,442       142,582
 Prepaid assets                                       768,072       373,334
 Other current assets                                 228,222       198,427
                                                  -----------    ----------

   Total current assets                             3,154,446     1,630,284


Property and Equipment:
 Oil and gas properties, at cost (using
  the successful efforts method
  of accounting):
   Undeveloped offshore California properties      10,590,810    10,809,310
   Undeveloped onshore domestic properties          1,778,529       451,795
   Undeveloped foreign properties                     623,920       623,920
   Developed offshore California properties         4,256,939     3,285,867
   Developed offshore Louisiana properties          2,899,771             -
   Developed onshore domestic properties           11,856,984     5,154,295
 Office furniture and equipment                        92,996        89,019
                                                  -----------    ----------
                                                   32,099,949    20,414,206

 Less accumulated depreciation and depletion       (4,093,552)   (2,538,030)
                                                  -----------    ----------

   Net property and equipment                      28,006,397    17,876,176
                                                  -----------    ----------
Long term assets:
 Deferred financing costs                             280,626       366,996
 Investment in Bion Environmental                     108,046       228,629
 Partnership net assets                               549,787       675,185
 Deposit on purchase of oil and gas properties              -       280,002
                                                  -----------    ----------

   Total long term assets                             938,459     1,550,812

                                                  $32,099,302    21,057,272
                                                  ===========    ==========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED
(Unaudited)
-----------------------------------------------------------------------------


                                                       March 31,     June 30,
                                                         2001         2000
                                                     -----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
 Current portion of long-term debt                   $ 3,941,026    1,765,653
 Accounts payable                                      1,516,708    1,636,651
 Other accrued liabilities                                94,741      154,388
 Deferred revenue                                         14,683       58,733
                                                     -----------  -----------

   Total current liabilities                           5,567,158    3,615,425
                                                     -----------  -----------

Long-term debt, net                                    8,497,809    6,479,115
                                                     -----------  -----------

Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 3,000,000 shares, none issued                     -            -
 Common stock, $.01 par value;
  authorized 300,000,000 shares, issued 10,849,600
  shares at March 31, 2001 and 8,422,079
  at June 30, 2000                                       108,496       84,221
 Additional paid-in capital                           40,021,319   33,746,861
 Accumulated other comprehensive income (loss)           (43,524)      77,059
 Accumulated deficit                                 (22,051,956) (22,945,409)
                                                     -----------  -----------

   Total stockholders' equity                         18,034,335   10,962,732
                                                     -----------  -----------
Commitments
                                                     $32,099,302   21,057,272
                                                     ===========  ===========



        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                                            Three Months Ended
                                                          March 31,      March 31,
                                                            2001           2000
                                                         ----------     ----------
Revenue:
  Oil and gas sales                                      $3,660,638      1,180,436
  Operating fee income                                       26,545         27,374
  Other revenue                                              14,683         15,339
                                                         ----------     ----------
     Total revenue                                        3,701,866      1,223,149


Operating expenses:
  Lease operating expenses                                1,520,604        951,903
  Depreciation and depletion                                599,673        187,905
  Exploration expenses                                       26,530         15,251
  Dry hole costs                                             90,391              -
  Professional fees                                         345,702         62,711
  General and administrative                                268,397        463,146
  Stock option expense                                       45,413         81,795
                                                         ----------     ----------

     Total operating expenses                             2,896,710      1,762,711

Income (loss) from operations                               805,156       (539,562)

Other income and expenses:
  Other income                                               29,854         16,373
  Interest and financing costs                             (503,720)      (384,152)
  Loss on sale of securities available for sale                   -       (110,238)
                                                         ----------     ----------

     Total other income and expenses                       (473,866)      (478,017)
                                                         ----------     ----------
     Net income (loss)                                   $  331,290     (1,017,579)

Net income (loss) per common share:
  Basic                                                  $     0.03          (0.13)
                                                         ==========     ==========

  Diluted                                                $     0.03          (0.13)
                                                         ==========     ==========

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                                             Nine Months Ended
                                                          March 31,      March 31,
                                                            2001           2000
                                                        -----------     ----------
Revenue:
  Oil and gas sales                                     $ 9,351,912      1,852,135
  Operating fee income                                       79,634         48,933
  Other revenue                                              77,208         55,037
                                                        -----------     ----------

     Total revenue                                        9,508,754      1,956,105

Operating expenses:
  Lease operating expenses                                3,782,468      1,363,850
  Depreciation and depletion                              1,555,522        394,971
  Exploration expenses                                       48,859         37,495
  Dry hole costs                                             90,391              -
  Professional fees                                         815,177        343,524
  General and administrative                                895,795        973,891
  Stock option expense                                      334,383        293,860
                                                        -----------     ----------

     Total operating expenses                             7,522,595      3,407,591
                                                        -----------     ----------

Income (loss) from operations                             1,986,159     (1,451,486)

Other income and expenses:
  Other income                                              402,159         17,251
  Interest and financing costs                           (1,494,865)      (941,360)
  Loss on sale of securities available for sale                   -       (112,789)
                                                        -----------     ----------

     Total other income and expenses                     (1,092,706)    (1,036,898)
                                                        -----------     ----------

     Net income (loss)                                  $   893,453     (2,488,384)
                                                        ===========     ==========

Net income (loss) per common share:
  Basic                                                 $      0.09          (0.35)
                                                        ===========     ==========

  Diluted                                               $      0.08          (0.35)
                                                        ===========     ==========

            See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Year ended June 30, 2000 and nine months ended March 31, 2001
(Unaudited)
-----------------------------------------------------------------------------

                                                                             Accumulated
                                                                               other
                                                                               compre-
                                               Common Stock       Additional   hensive
                                             -----------------     paid-in     income     Comprehensive   Accumulated
                                             Shares     Amount     capital     (loss)     income (loss)     deficit        Total
                                           ----------  --------   ----------   ---------  -------------   ------------  ------------

Balance, July 1, 1999                       6,390,302  $ 63,903   29,476,275   (115,395)                  (19,578,359)    9,846,424

Comprehensive loss:
  Net loss                                          -         -            -                (3,367,050)    (3,367,050)   (3,367,050)
                                                                                            -----------
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities            -         -            -     79,665                             -
  Less: Reclassification adjustment
    for losses included in net loss                 -         -            -    112,789        192,454                      192,454
                                                                                            -----------
Comprehensive loss                                  -         -            -                (3,174,596)
                                                                                            ===========
Stock options granted as compensation               -         -      500,208          -                             -       500,208
Shares issued for cash, net of commissions    603,000     6,030    1,017,970          -                             -     1,024,000
Shares issued for cash upon exercise
  of options                                1,048,777    10,488    1,367,048          -                             -     1,377,536
Shares and options issued with financing       75,000       750      565,472          -                             -       566,222
Shares issued for oil and gas properties      215,000     2,150      547,413          -                             -       549,563
Shares issued for deposit on oil and gas
  properties                                   90,000       900      272,475          -                             -       273,375
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, June 30, 2000                      8,422,079    84,221   33,746,861     77,059                   (22,945,409)   10,962,732

Comprehensive income (loss):
  Net income                                        -         -            -                   893,453        893,453       893,453
                                                                                            -----------
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities            -         -            -   (120,583)      (120,583)                    (120,583)
                                                                                            -----------
Comprehensive income (loss)                         -         -            -                   772,870
                                                                                            ===========
Stock options granted as compensation               -         -      445,144          -                             -       445,144
Fair value of warrants issued for
  common stock investment agreement                 -         -    1,435,797          -                             -     1,435,797
Warrant issued in exchange for
  common stock investment agreement                 -         -   (1,435,797)         -                             -    (1,435,797)
Shares issued for cash, net of
  commissions                               1,003,749    10,037    2,412,201          -                             -     2,422,238
Shares issued for cash upon exercise
  of options                                  641,795     6,418      987,756          -                             -       994,174
Conversion of note payable and accrued
  interest to common stock                    200,000     2,000      508,959          -                             -       510,959
Shares issued for oil and gas
  properties, net                             820,988     8,210    2,823,858          -                             -     2,832,068
Shares reacquired and retired                (239,011)   (2,390)    (903,460)         -                             -      (905,850)
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, March 31, 2001                    10,849,600  $108,496   40,021,319    (43,524)                  (22,051,956)   18,034,335
                                           ==========  ========   ==========   =========                  ============   ===========



         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                 Nine Months Ended
                                                              March 31,     March 31,
                                                                 2001          2000
                                                             -----------    ----------

Net cash provided by (used in) operating activities          $ 1,658,064    (1,560,865)
                                                             -----------    ----------
Cash flows from investing activities:
   Additions to property and equipment                        (9,542,332)   (7,320,300)
   Proceeds from sale of securities available for sale                 -       135,411
                                                             -----------    ----------
Net cash used in investing activities                         (9,542,332)   (7,184,889)
                                                             -----------    ----------
Cash flows from financing activities:
   Stock issued for cash upon exercise of options                994,174       595,346
   Issuance of common stock for cash                           2,422,238     1,024,000
   Proceeds from borrowings                                   13,519,255    13,142,427
   Repayment of borrowings                                    (8,825,188)   (5,655,928)
   Decrease (increase) in accounts receivable from
     related parties                                            (114,709)      (40,187)
                                                             -----------    ----------
Net cash provided by financing activities                      7,995,770     9,065,658
                                                             -----------    ----------

Net increase in cash                                             111,502       319,904
                                                             -----------    ----------

Cash at beginning of period                                      302,414        99,545
                                                             -----------    ----------

Cash at end of period                                        $   413,916       419,449
                                                             ===========    ==========
Supplemental cash flow information -
Cash paid for interest and financing costs                   $ 1,398,491       459,207
                                                             ===========    ==========
Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties, net of return of
  deposited shares                                           $ 2,832,068       549,563
                                                             ===========    ==========
Common stock issued for note payable and
  accrued interest                                           $   510,959             -
                                                             ===========    ==========
Common stock, options and overriding royalties
  issued for services relating to debt financing             $   130,000       891,223
                                                             ===========    ==========
Shares reacquired and retired for
  oil and gas properties and options exercised               $   905,850             -
                                                             ===========    ==========

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


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

      Liquidity

      The Company has incurred losses from operations over the past several years, prior to the fiscal 2001, coupled with significant deficiencies in cash flow from operations for the same periods. As of March 31, 2001, the Company
had a working capital deficit of $2,412,712.   These factors among others may
indicate the Company may not be able to meet its obligations in a timely manner.

      The Company has taken steps to increase net income and generate cash flow from operations which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations in future periods, additional financing or sale of oil and gas properties could be necessary.
The Company believes that it could sell oil and gas properties or obtain additional financing, although, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000  (Continued)
(Unaudited)
----------------------------------------------------------------------------


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

      The cost and estimated market value of the Company's investment in Bion at March 31, 2001 and June 30, 2000 are as follows:

                                                              Estimated
                                                Unrealized     Market
                                       Cost     Gain/(Loss)     Value
                                       ----     -----------   ---------

      March 31, 2001                 $151,570     (43,524)     108,046
                                     ========     =======      =======

      June 30, 2000                  $151,570      77,059      228,629
                                     ========     =======      =======

(3)   Oil and Gas Properties

      On July 10, 2000 and on September 28, 2000, the Company paid $3,745,000 and $1,845,000, respectively, to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota"). The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by the Company of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of the Company's net revenues from the effective date of the acquisitions through closing. Delta also issued 100,000 shares of its restricted common stock, valued at $450,000, to an unaffiliated party for its consultation and assistance related to the transaction and recorded in oil and gas properties. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(3)   Oil and Gas Properties - Continued

      On September 29, 2000 the Company acquired the West Delta Block 52 Unit ("West Delta") from two unrelated entities by paying $1,529,157 and issuing 509,719 shares of its restricted common stock valued at $3.38 per share. Two of the Company's officers agreed to personally guarantee the loan. The Company permitted three officers to purchase an aggregate 12.5% working interest acquired by the Company in the West Delta by delivering to the Company shares of the Company's common stock valued at $3.38 per share equal to 12.5% of the purchase price paid by the Company. The officers delivered 156,333 shares of common stock valued at $482,125 for actual costs incurred and the exercise of options. These shares have been retired. The Company borrowed $1,463,532 of the cash portion of the purchase price from an unrelated entity. Two of the Company's officers agreed to personally guarantee the loan.

      On December 1, 2000, the Company acquired a 50% interest and operations in approximately 52,000 gross acres in South Dakota from an unrelated entity for $461,734.

      On January 18, 2001, the Company acquired the Cedar State gas property ("Cedar State") in Eddy County, New Mexico from Saga Petroleum Corporation ("Saga") for $2,700,000. The consideration was $2,100,000 and 181,219 of the Company's common stock, valued at $600,000. The shares were valued at $3.31 per share based on ninety percent of a thirty day average closing price prior to close. As part of the acquisition, Saga was required to return 393,006 shares of the Company's common stock at closing valued at $1,847,645, which had been previously issued as a deposit for the acquisition of additional properties.

      On February 12, 2001, the Company permitted the officers of the Company to purchase in aggregate 12.5% of its prospect in South Dakota and in the Cedar State gas property, by delivering to the Company shares of its common stock valued at $5.125 per share, the closing stock price on February 12, 2001. The officers delivered 82,678 shares of common stock valued at $423,725 for actual costs incurred and the exercise of options.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------



(3)   Oil and Gas Properties - continued

      The following unaudited pro forma consolidated statements of operations information assumes that the acquisition of North Dakota discussed above occurred as of July 1, 1999:


                              Pro Forma Nine Months Ended March 31, 2001
                              ------------------------------------------

                                              2001            2000
                                              ----            ----

     Operating revenue-
     Oil and gas sales                    $ 9,643,705     $ 4,144,748
                                          ===========     ===========

     Net income (loss)                    $ 1,164,653     $  (363,848)
                                          ===========     ===========

     Net income (loss) per common share:
          Basic                                  $.12           $(.05)
                                                 ====           =====

          Diluted                                $.10           $(.05)
                                                 ====           =====

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(4)  Long Term Debt

                                  March 31,       June 30,
                                    2001           2000
                                  ---------       --------


             A                   $ 6,750,568     $7,504,306


             B                     5,065,497             --


             C                       662,770             --


             D                            --        740,462
                                 -----------     ----------

                                 $12,478,835     $8,244,768
             Current Portion       3,941,026      1,765,653
                                 -----------     ----------
             Long-Term Portion   $ 8,497,809     $6,479,115
                                 ===========     ==========

      A. On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from Kaiser-Francis Oil Company ("Lender"). As additional consideration for entering into the loan, the Company issued warrants to purchase 250,000 shares of its common stock for two years at $2.00 per share. The 250,000 warrants were valued at $260,000 and recorded as a deferred cost to be amortized over the life of the loan. The loan agreement provides for a 4-1/2 year loan with additional cost in the form of oil and gas overriding royalty interests of two and one-half percent (2.5%) on September 1, 2000 and an additional 2.5% on June 1, 2001, proportionately reduced, on all of the oil and gas properties acquired by Delta pursuant to the offshore agreement. In addition, the Company will be required to pay fees of $250,000 on June 1, 2002 and June 1, 2003 if the loan has not been retired prior to these dates. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and East Carlsbad field purchases. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The lender was assigned a 2.5% overriding royalty on September 1, 2000, proportionately reduced to the Company's working interest ownership, on the offshore properties purchased as required by the loan agreement and valued at $130,000 which was recorded as deferred financing cost and amortized. As of March 31, 2001, no warrants have been exercised. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------

(4)   Long Term Debt - Continued

      B. On October 25, 2000, the Company borrowed $3,000,000 at prime plus 3%, secured by the acquired interests in the Eland and Stadium fields in Stark County, North Dakota, from US Bank National Association (US Bank). On February 28, 2001, the Company increased its existing loan with US Bank to $5,300,000. The loan matures on August 31, 2003 and is collateralized by certain oil and gas properties. The Company is required to make monthly payments in the amount of 90% of the net revenue from the oil and gas properties collateralizing the loan. The Company has a contract to sell 6,000 barrels of oil per month at $27.31 per barrel through February 28, 2002.

      C. On January 22, 2001, the Company borrowed $1,600,000 at 15% per annum from an unrelated entity, which was personally guaranteed by two officers of the Company. The proceeds were used to acquire the property from Saga. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds and subsequent to the quarter ended March 31, 2001, the balance has been paid in full.

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

      On September 29, 2000, the Company borrowed $1,463,532 at 15% per annum from an unrelated entity, which was personally guaranteed by two officers of the Company and matured on March 1, 2001. The proceeds were used to acquire the West Delta Block 52 Unit, a producing property in Plaquemines Parish, Louisiana. This note has been paid in full.

      On September 29, 2000, the Company borrowed $500,000 at 10% per annum from an unrelated entity and matured on January 3, 2001. On December 18, 2001, the note and accrued interest of $10,959 was converted into 200,000 shares of the Company's restricted common stock.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Staements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(4)   Long Term Debt - Continued

      On July 10, 2000, the Company borrowed $3,745,000 at 15% per annum from an unrelated entity which was personally guaranteed by two of the officers of the Company and matured on March 1, 2001. The proceeds were used to acquire interest in the Eland and Stadium fields in Stark County, North Dakota. This note has been paid in full.


(5)   Stockholder's Equity

      On July 3, 2000, the Company completed the sale of 258,621 shares of its restricted common stock to an unrelated entity for $750,001. A fee of $75,000 was paid and options to purchase 100,000 shares of the Company's common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity as consideration for their efforts and consultation related to the transaction. The options were valued at approximately $307,000 based on the estimated fair value of the options issued and recorded as an adjustment to equity.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(5)   Stockholder's Equity - Continued


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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(5)   Stockholder's Equity - Continued

      On January 3, 2001, the Company entered into an agreement with Evergreen Resources, Inc. ("Evergreen"), also a shareholder, whereby Evergreen acquired 116,667 shares of the Company's common stock and an option to acquire an interest in three undeveloped Offshore Santa Barbara, California properties until September 30, 2001. Upon exercise, Evergreen must transfer the 116,667 shares of the Company's common stock back to the Company and would be responsible for 100% of all future minimum payments underlying the properties in which the interest is acquired.

      On January 12, 2001, the Company issued 490,000 shares of its restricted common stock to an unrelated entity for $1,102,500. The Company paid a cash commission of $110,250 to an unrelated individual and issued options to purchase 100,000 shares of the Company's common stock at $3.25 per share to an unrelated company for their efforts in connection with the sale. The options were valued at approximately $200,000. Both the commission and the value of the options have been recorded as an adjustment to equity.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(5)   Stockholder's Equity - Continued

      To exercise a Put, the Company must have an effective registration statement on file with the Securities and Exchange Commission ("SEC") covering the resale to the public by Swartz of any shares that it acquires under the investment agreement. The Company has filed a registration statement covering the Swartz transaction with the SEC. Swartz will pay the Company the lesser of the market price of each share minus $0.25, or 91% of the market price for each share of common stock under the Put. The market price of the shares of common stock during the 20 business days immediately following the date the Company exercises a Put is used to determine the purchase price Swartz will pay and the number of shares the Company will issue in return.

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

      The Company received proceeds from the exercise of options to purchase shares of its common stock of $994,174 during the nine months ended March 31, 2001 and $1,377,536 during the year ended June 30, 2000.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(6)   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended
                                                   March 31,
                                                   ---------
                                               2001         2000
                                               ----         ----
Numerator:
Numerator for basic and diluted
earnings per share - income available
to common stockholders                    $   331,290     (1,017,579)
                                          -----------      ---------

Denominator:
 Denominator for basic earnings
   per share-weighted average shares
   outstanding                             10,679,958      7,603,376

Effect of dilutive securities-
      stock options and warrants            1,843,976              *
                                          -----------      ---------

Denominator for diluted
earnings per common share                  12,523,934      7,603,376
                                          ===========      =========

Basic earnings per common share           $       .03           (.13)
                                          ===========      =========

Diluted earnings per common share         $       .03           (.13)
                                          ===========      =========


*Potentially dilutive securities outstanding were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000 (Continued)
(Unaudited)
----------------------------------------------------------------------------


(6)   Earnings Per Share - Continued


                                                     Nine Months Ended
                                                         March 31,
                                                         ---------
                                                    2001           2000
                                                    ----           ----
      Numerator:
       Numerator for basic and diluted
       earnings per share - income available
       to common stockholders                   $   893,453      (2,488,384)
                                                -----------       ---------
      Denominator:
       Denominator for basic earnings
       per share-weighted average shares
       outstanding                               10,049,344       7,011,750
      Effect of dilutive securities-
       stock options and warrants                 1,736,355               *
                                               ------------       ---------
      Denominator for diluted
       earnings per common share                 11,785,699       7,011,750
                                               ============       =========

      Basic earnings per common share          $        .09            (.35)
                                               ============       =========

      Diluted earnings per common share        $        .08            (.35)
                                               ============       =========


*Potentially dilutive securities outstanding were anti-dilutive.


(7)   Subsequent Events

      On April 13, 2001, the Company sold 100% of its working interest in the West Delta Block 52 Unit, located in Plaquemines Parish, Louisiana for $3,500,000. As a result of the sale, the Company expects to record a gain on sale of approximately $500,000.

Item 2.  Management's Discussion and Analysis or Plan of Operations

      Forward Looking Statement
      -------------------------

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

      Liquidity and Capital Resources.
      --------------------------------

      General
      -------

      At March 31, 2001, we had a working capital deficit of $2,412,712 compared to a working capital deficit of $1,985,141 at June 30, 2000. Our current assets include an increase in trade accounts receivable from June 30, 2000 of approximately $950,000. This increase is primarily due to the accrued revenue from the acquisitions completed during the nine month period. This receivable was also impacted by an increase in oil and gas prices. Our current liabilities include the current portion of long-term debt of $3,941,026 at March 31, 2001. The increase in the current portion of long-term debt from June 30, 2000 is primarily attributed to borrowings relating to the acquisition of interests in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota"), the 100% working interest in the West Delta Block 52 Unit, a producing property in Plaquemines Parish, Louisiana ("West Delta") and the Cedar State gas property located in Eddy County, New Mexico. These acquisitions were closed on September 28, 2000,
September 29, 2000 and January 22, 2001, respectively.   The debt incurred for
these acquisitions is being paid out of cash flow from production of the properties.

      Offshore
      --------

      There are certain milestones established by the Minerals Management Services ("MMS") which must be met relating to four of our five undeveloped offshore California units. The specific milestones for each of the four units vary depending upon the operator of the unit. If the milestones are not met
development of the units will not be permitted by the MMS.   We expect to meet
the milestones established.

      In January 2000, the two properties which are operated by Aera Energy, LLC, lease OCS-P 0409 and the Point Sal Unit had requirements to submit an interpretation of the merged 3-D survey of the Offshore Santa Maria Basin covering the properties. This milestone was accomplished in February 2000. The next milestone for these properties was to submit a Project Description for each property to the MMS in February 2000. The Project Description for each of the properties was submitted in February and after responding to MMS' request for additional information and clarification revised Project

Descriptions were submitted in September. The next milestone was to submit a plan for re-unitization of all the Aera operating properties by July 2000. A proposed plan was submitted in July and is currently under consideration by the MMS. In September 2001, the revised Exploration Plans (EPs) and/or Development and Production Plans (DPP's) for the Aera properties must be submitted to the MMS. As the operator of the properties, Aera intends to submit the EPs and DPPs next September. It is estimated that it will cost $100,000 with Delta's share being $5,000. The next milestone for Aera will be to show proof that a Request for Proposal (RFP) has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. The milestone date for the RFP is November 2001. The affected operating companies have formed a committee to cooperate in the process of mobilizing the mobile drilling unit. It is anticipated that this committee will prepare the RFP for submittal to the contractors and MMS. It is estimated that it will cost $210,000 to complete the RFPs with Delta's share being $10,500. The last milestone for the Point Sal Unit will be to begin the drilling of a delineation well. The drilling operations are expected to begin in February 2003 at a cost of $13,000,000. Delta's share is estimated at $650,000. No delineation well is necessary for Lease OSC-P 0409 as six wells have been drilled on the lease and a DPP was previously approved.

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

      The Rocky Point Unit leases are currently held under Suspension of Production status through June, 2001. This Unit operator has prepared and timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, State and local agencies.

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

      Point Arugello Unit. Pursuant to a financial arrangement between Whiting and us, we hold what is essentially the economic equivalent of a 6.07% working interest, which we call a "net operating interest," in the Point Arguello Unit and related facilities. In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, Unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Petroleum. In an agreement between Whiting and Delta (see Form 8-K dated June 9, 1999), Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

      We have already participated in the redrills of three wells in calendar 2000 and anticipate that we will participate in the redrilling of five to seven wells in calendar year 2001. Each redrill will cost approximately $1.71 million ($105,000 to our interest). We anticipate the redrill costs to be paid through current operations or additional financing.


    Onshore
    -------

      On July 10, 2000 and on September 28, 2000, we paid $3,745,000 and $1,845,000, respectively, to acquire interests in producing wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota. The

July 10, 2000 and September 28, 2000 payments resulted in the acquisition by us of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of our officers, while the payment of $1,845,000 on September 28, 2000 was primarily paid out of our net revenues from the effective date of the acquisitions through closing. (See footnote 3)

      On October 2, 2000, we elected to exercise our option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in West Texas and Southeastern New Mexico from Saga Petroleum Corporation and its affiliates. We paid Saga and its affiliates $500,000 in cash and issued an additional 156,160 (289,583 in total) shares of our restricted common stock as a deposit required by the Purchase and Sale Agreement between the parties.

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

     Equity Transactions Excluding Property Transactions
     ---------------------------------------------------

      On July 3, 2000, we completed the sale of 258,621 shares of our restricted common stock to an unrelated entity for $750,001. A fee of $75,000 was paid and options to purchase 100,000 shares of our common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity as consideration for their efforts and consultation related to the transaction. The options were valued at approximately $307,000 based on the estimated fair value of the options issued and recorded as an adjustment to equity.

      On October 11, 2000, we issued 138,461 shares of our restricted common stock to Giuseppe Quirici, Globemedia AG and Guadrafin AG for $450,000. We paid $45,000 to two unrelated individuals for their efforts and consultation related to the transaction.

      On January 3, 2001, we entered into an agreement with Evergreen Resources, Inc. ("Evergreen"), also a shareholder, whereby Evergreen acquired 116,667 shares of our common stock and an option to acquire an interest in three undeveloped Offshore Santa Barbara, California properties until September 30, 2001. Upon exercise, Evergreen must transfer the 116,667 shares of the our common stock back to us and would be responsible for 100% of all future minimum payments underlying the properties in which the interest is acquired.

      On January 12, 2001, we issued 490,000 shares of our restricted common stock to an unrelated entity for $1,102,500. We paid a cash commission of $110,250 to an unrelated individual and issued options to purchase 100,000 shares of our common stock at $3.25 per share to an unrelated company for their efforts in connection with the sale. The options were valued at approximately $200,000. Both the commission and the value of the options have been recorded as an adjustment to equity.

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

      To exercise a Put, we must have an effective registration statement on file with the Securities and Exchange Commission covering the resale to the public by Swartz of any shares that it acquires under the investment agreement. The Company has filed a registration statement covering the Swartz transaction with the SEC. Swartz will pay us the lesser of the market price for each share minus $0.25, or 91% of the market price for each share of common stock under the Put. The market price of the shares of common stock during the 20 business days immediately following the date we exercise a Put is used to determine the purchase price Swartz will pay and the number of shares we will issue in return.

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

      We received proceeds from the exercise of options to purchase shares of its common stock of $994,174 during the nine months ended March 31, 2001 and $1,377,536 during the year ended June 30, 2000.

      Capital Resources
      -----------------

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

      After evaluation of the considerations described above, we presently believe that our cash flow from our existing producing properties and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer. If it were necessary to sell an existing producing property or properties to meet our operating expenses and satisfy our other current liabilities over the next year or longer we believe we would have the ability to do so.

      Market Risk
      -----------

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue
and related receivables are payable in U.S. dollars.   We do have a contract
to sell 6,000 barrels a month at $27.31 through February 28, 2002. We were subject to interest rate risk on $12,478,835 of variable rate debt obligations at March 31, 2001. The annual effect of a one percent change in interest rates would be approximately $125,000. The interest rate on these variable rate debt obligations approximates current market rates as of March 31, 2001.

      Other
      -----

      On April 2, 2001, our Board of Directors appointed our President Roger
A. Parker to the additional position of Chief Executive Officer and appointed our Chief Financial Officer Kevin K. Nanke to the additional position of Treasurer.

      Results of Operations
      ---------------------

      Income (loss).   We reported net income for the three and nine months
ended March 31, 2001 of $331,290 and $893,453 compared to a net loss of $1,017,579 and $2,488,384 for the three and nine months ended March 31, 2000. The net income and net loss for the three and nine months ended March 31, 2001 and 2000 were effected by numerous items, described in detail below.

      Revenue. Total revenue for the three and nine months ended March 31, 2001 was $3,701,866 and $9,508,754 compared to $1,223,149 and $1,956,105 for
the three and nine months ended March 31, 2000.   Oil and gas sales for the
three and nine months ended March 31, 2001 were $3,660,638 and $9,351,912 compared to $1,180,436 and 1,852,135 for the three and nine months ended March
31, 2000.   The increase of $7,499,777 in oil and gas revenue comparing the nine months ended March 31, 2001 to the nine months ended March 31, 2000 is primarily attributed to the acquisitions that occurred during the fiscal year ended June 30, 2000 and the quarter ended September 30, 2000. During the nine months ended March 31, 2001, we sold 215,547 barrels of oil from our interests in the Point Arguello Unit located in federal waters offshore California and sold 185,328 Mcf of gas and 6,536 barrels of oil from our interests in the our New Mexico properties. Both of these properties were acquired during fiscal 2000. We also sold 33,279 Mcf of gas and 71,089 barrels of oil from the North Dakota acquisition and sold 29,547 barrels of oil from the West Delta Block 52 acquisition both of which closed during the quarter ended September 30, 2000.

      Other Revenue. Other revenue includes amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

      Production volumes and average prices received for the three and nine months ended March 31, 2001 and 2000 are as follows:

                               Three Months Ended       Nine Months Ended
                                    March 31,               March 31,
                                    ---------               ---------
                                2001         2000        2001       2000
                                ----         ----        ----       ----
     Production - Onshore:
       Oil (Bbls)              26,946        3,680      81,530       7,544
       Gas (Mcfs)             157,863      114,478     393,968     285,011
     Average Price-Onshore :
       Oil (per Bbls)          $29.04       $27.13      $28.30      $23.17
       Gas (per Mcf)           $ 7.62       $ 2.57      $ 6.54      $ 2.28
     Production   Offshore-
       Oil (Bbls)              84,566       76,140     245,495     106,996
       Gas (Mcfs)                 675            -         675           -
      Average Price-Offshore-
       Oil (per Bbls)          $19.70       $10.26      $18.17      $ 9.97
       Gas (per Mcfs)          $13.33            -      $13.33           -

      Lease Operating Expenses. Lease operating expenses were $1,520,604 and $3,782,468 for the three and nine months ended March 31, 2001 compared to $951,903 and $1,363,850 for the same periods in 2000. On a Bbl equivalent basis, lease operating expenses were $3.23 and $4.37, during the three and nine months ended March 31, 2001 compared to $4.33 and $4.69 for the same periods in 2000 for onshore properties. On a barrel equivalent basis, lease operating expenses were $15.89 and $12.72 during the three and nine months ended March 31, 2001 and $11.60 and $10.33 for the same periods in 2000 for the offshore properties. The increase in lease operating expenses can be attributed to the acquisitions discussed above and significant work-over costs relating to our West Delta Block 52 unit offshore Louisiana.

      Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 2001 was $599,673 and $1,555,522 compared to $187,905 and $394,947 for the same period in 2000. On a barrel equivalent basis, the depletion rate was $7.80 and $6.49 for the three and nine months ended March 31, 2001 and $4.96 and $4.69 for the same periods in 1999 for onshore properties. On a barrel equivalent basis, the depletion rate was $2.44 and $2.17 for the three and nine months ended March 31, 2001 compared to $.98 and $1.26 for the same periods in 2000 for offshore properties.

      Exploration Expenses. We incurred exploration expenses of $26,530 and $48,859 for the three and nine months ended March 31, 2001 compared to $15,251 and $37,495 for the same period in 2000.

      Professional fees   Professional fees for the three and nine months
ended March 31, 2001 were $345,702 and $815,177 compared to $62,711 and $343,524 for the same period in 2000. The increase in professional fees are primarily attributed legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the company's undeveloped offshore California leases.

      General and Administrative Expenses.   General and administrative
expenses for the three and nine months ended March 31, 2001 were $268,397 and
$895,177 compared to $463,146 and $973,891 for the same periods in 2000.   The
increase in general and administrative expenses are primarily attributed to the increase in travel, corporate filings and the addition of a new employee.

      Stock Option Expense. Stock option expense has been recorded for the three and nine months ended March 31, 2001 of $45,413 and $334,383 compared to $81,795 and $293,860 for the same period in 2000, for options granted to and/or re-priced for certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

      Other income. Other income during the six months ended December 31, 2000 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group in the amount of $350,000.

      Interest and Financing Costs. Interest and financing costs for the three and nine months ended March 31, 2001 were $503,720 and $1,494,865 compared to $384,152 and $941,360 for the same period in 2000. The increase in interest and financing costs can be attributed to the new debt established to purchase certain oil and gas properties.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are not directly engaged in any material pending legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

Item 2.  Changes in Securities.

     On January 3, 2001, we entered into agreements with Evergreen Resources, Inc. whereby Evergreen acquired 116,667 shares of our Common Stock and an option to acquire an interest in certain properties for $350,000.

     On January 12, 2001, we sold 490,000 shares of our restricted Common Stock to Bank Leu AG of Switzerland, for $1,102,500. The Company paid a cash commission of $110,250 to an unaffiliated individual and granted an option to purchase 100,000 shares of Delta common stock at $3.125 per share to Pegasus Finance Ltd., an affiliate of Globemedia AG, as compensation for their efforts in connection with the stock sale.

     On January 22, 2001, we completed the acquisition of a gas property in Eddy County, New Mexico from Saga Petroleum Corporation. Delta paid $2,100,000 in cash and issued 181,269 shares of its restricted Common Stock for this property.

     In connection with these transactions we relied on the exemption from registration provided by Section 4(2) of the securities Act. We believe that all of the purchasers were "Accredited Investors." All of the purchasers represented that they were acquiring the shares for investment purposes, and the certificates issued were appropriately restricted.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders. None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits. None.

        (b) Reports on Form 8-K:

            Form 8-K dated January 22, 2001; Items 2, 5 and 7
            Form 8-K dated February 15, 2001; Items 5 and 7
            Form 8-K dated April 15, 2001; Items 2 and 7

                                SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DELTA PETROLEUM CORPORATION
                                    (Registrant)



                                    By: /s/ Roger A. Parker
                                        -------------------------------------
                                        Roger A. Parker
                                        President and Chief Executive Officer



                                        /s/ Kevin K. Nanke
                                        -------------------------------------
                                        Kevin K. Nanke, Treasurer and
                                           Chief Financial Officer



Date:  May 2, 2001