Form 10KSB
period 2001-06-30
DELTA PETROLEUM CORP/CO
filed 2001-10-15
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended June 30, 2001.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from               .

                           Commission File No. 0-16203

                           DELTA PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

          Colorado                                    84-1060803
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2001 total
$12,877,000.

The aggregate market value as of October 1, 2001 of voting stock held by non-affiliates of the registrant was $31,753,000.

As of October 1, 2001, 11,164,826 shares of registrant's Common Stock $.01 par value were issued and outstanding.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.


                The Index to Exhibits appears at Page 49

                              TABLE OF CONTENTS


                                   PART I

                                                                         PAGE


ITEM 1.   DESCRIPTION OF BUSINESS ....................................     4
ITEM 2.   DESCRIPTION OF PROPERTY ....................................     9
ITEM 3.   LEGAL PROCEEDINGS ..........................................    29
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    29
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS ...........................    29


                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...    32
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..    33
ITEM 7.   FINANCIAL STATEMENTS .......................................    48
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................    48


                                  PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........    48
ITEM 10.  EXECUTIVE COMPENSATION .....................................    48
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................    48
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    48
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ...........................    48




     The terms "Delta," "Company," "we," "our," and "us" refer to Delta Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

     GENERAL. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

     We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our shareholders that they should (1) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (2) use caution and common sense when analyzing our forward-looking statements in this document or elsewhere, and all of such forward-looking statements are qualified by this cautionary statement.

     - Historically, natural gas and crude oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets generally and are outside of our control.

     - Projecting future rates of oil and gas production is inherently imprecise. Producing oil and gas reservoirs generally have declining production rates.

     - All of our reserve information is based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves.

     - Changes in the legal, political and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell our oil and gas production is affected and could possibly be restrained by a number of legal, political and regulatory factors, particularly with respect to our offshore California properties which are the subject of significant political controversy due to environmental concerns.

     - Our drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids.











































\                                    3

                                  PART I


ITEM 1.     DESCRIPTION OF BUSINESS

     (a)     Business Development.

     Delta Petroleum Corporation ("Delta," "we," "us") is a Colorado corporation organized on December 21, 1984. We maintain our principal executive offices at Suite 3310, 555 Seventeenth Street, Denver, Colorado 80202, and our telephone number is (303) 293-9133. Our common stock is listed on NASDAQ under the symbol DPTR.

     We are engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 2001, we had varying interests in approximately 138 gross (22.86 net) productive wells located in eight states and offshore California. We have undeveloped properties in six states, and interests in five federal units and one lease offshore California
near Santa Barbara.   We operate 27 of the wells and the remaining wells are
operated by independent operators. All wells are operated under contracts that are standard in the industry. At June 30, 2001, we estimated onshore proved reserves to be approximately 344,000 Bbls of oil and 4.68 Bcf of gas, of which approximately 342,000 Bbls of oil and 4.47 Bcf of gas were proved
developed reserves.   At June 30, 2001, we estimated offshore proved reserves
to be approximately 1,213,000 million Bbls of oil, of which approximately 906,000 Bbls were proved developed reserves. (See "Description of Property, Item 2 herein.)

     At October 1, 2001, we had an authorized capital of 3,000,000 shares of $.10 par value preferred stock, of which no shares were issued, and 300,000,000 shares of $.01 par value common stock, of which 11,164,826 shares were issued and outstanding. We have outstanding warrants and options to non-employees to purchase 2,140,000 shares of common stock at prices ranging from $2.00 per share to $6.00 per share at October 1, 2001. Additionally, we have outstanding options which were granted to our officers, employees and directors under our 1993 Incentive Plan, as amended, to purchase up to 2,966,615 shares of common stock at prices ranging from $0.05 to $9.75 per share at October 1, 2001.

     At June 30, 2001, we owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations. Amber owns a portion of the interests referenced above in the producing oil and gas properties in Oklahoma and the non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective October 1, 1998 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

     (b)  Business of Issuer.

     During the year ended June 30, 2001, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. We, directly and through Amber, currently own producing and non-producing oil and gas interests, undeveloped leasehold interests and related assets in Arkansas, California, Colorado, Oklahoma, New Mexico, North Dakota, South Dakota, Texas and Wyoming; and interests in a producing Federal unit offshore California and undeveloped offshore Federal leases near Santa Barbara, California. We intend to continue our emphasis on the drilling of exploratory and development wells primarily in Colorado, California, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Wyoming and offshore California.

     We intend to drill on some of our leases (presently owned or subsequently acquired); may farm out or sell all or part of some of the leases to others; and/or we may participate in joint venture arrangements to develop certain other leases. Such transactions may be structured in any number of different manners which are in use in the oil and gas industry. Each such transaction is likely to be individually negotiated and no standard terms may be predicted.

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

          (3) Status of Any Publicly Announced New Product or Service. We have not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of our total assets.

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

          (6) Dependence on One or a Few Major Customers. During our fiscal year ended June 30, 2001, we sold 59% of our oil to Gulf Mark Energy, Inc., an unaffiliated oil and gas company located in Houston, Texas and 19% to Eighty Eight Oil Company. We believe that there are numerous purchasers available for our oil and the loss of either Gulf Mark Energy, Inc. or Eighty Eight Oil COmpany as customers would not have a material adverse effect on our business. We do not depend upon one or a few major customers for the sale of oil and gas as of the date of this report. The loss of any one or several customers would not have a material adverse effect on our business.

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

               General.
               -------

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

               Environmental Regulation.
               ------------------------

               Together with other companies in the industries in which we operate, our operations are subject to numerous federal, state, and local environmental laws and regulations concerning our oil and gas operations, products and other activities. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

               Governmental approvals and permits are currently, and may in the future be, required in connection with our operations. The duration and success of obtaining such approvals are contingent upon a significant number of variables, many of which are not within our control. To the extent such approvals are required and not obtained, operations may be delayed or curtailed, or we may be prohibited from proceeding with planned exploration or operation of facilities.

               Environmental laws and regulations are expected to have an increasing impact on our operations, although it is impossible to predict accurately the effect of future developments in such laws and regulations on our future earnings and operations. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs and liabilities will not be incurred. However, we do not currently expect any material adverse effect upon our results of operations or financial position as a result of compliance with such laws and regulations.

               Although future environmental obligations are not expected to have a material adverse effect on our results of operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur substantial environmental liabilities or costs.

               Hazardous Substances and Waste Disposal.
               ---------------------------------------

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

               Oil Spills.
               ----------

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

               Under our various agreements, we have primary liability for oil spills that occur on properties for which we act as operator. With respect to properties for which we do not act as operator, we are generally liable for oil spills as a non-operating working interest owner. We do not act as operator for any of our offshore California properties. The operators of our offshore California properties are primarily liable for oil spills and are required by the Minerals Management Service of the United States Department of the Interior ("MMS") to carry certain types of insurance and to post bonds in that regard. In addition, we also carry insurance as a non-operator in the amount of $5 million onshore and $10 million offshore. There is no assurance that our insurance coverage is adequate to protect us.

               Offshore Production.
               -------------------

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

         (10) Research and Development. We do not engage in any research and development activities. Since our inception, we have not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

         (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2002.

         (12) Employees. We have five full time employees. Operators, engineers, geologists, geophysicists, landmen, pumpers, draftsmen, title attorneys and others necessary for our operations are retained on a contract or fee basis as their services are required.

ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.
          -----------------

          Our offices are located at 555 Seventeenth Street, Suite 3310, Denver, Colorado 80202. We lease approximately 4,800 square feet of office space for $7,000 per month and the lease will expire in April of 2002. We subleased approximately 2,500 square feet of our space to Bion Environmental Technologies, Inc. for $4,000 per month until May 1, 2000.

     (b)  Oil and Gas Properties.
          ----------------------

          We own interests in oil and gas properties located primarily in Arkansas, California, Colorado, Oklahoma, New Mexico, North Dakota, South Dakota, Texas and Wyoming. Most wells from which we receive revenues are owned only partially by us. For information concerning our oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Notes to Financial Statements" included in this report. We did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the past two years.

          Principal Properties.
          --------------------

          The following is a brief description of our principal properties:

          Onshore:
          -------

          California: Sacramento Basin Area
          ---------------------------------

          We have participated in three 3-D seismic survey programs located in Colusa and Yolo counties in the Sacramento Basin in California with interests ranging from 12% to 15%. These programs are operated by Slawson Exploration Company, Inc. The program areas contain approximately 90 square miles in the aggregate, upon which we have participated in the costs of collecting and processing 3-D seismic data, acquiring leases and drilling wells upon these leases. Interpretation of the 90 square miles of seismic information revealed approximately 25 drillable prospects. As of October 1, 2001, 20 wells have been drilled of which ten are now producing and one is awaiting completion. We expect to participate in the drilling of two additional wells during the remainder of calendar 2001. The area has adequate markets for the volumes of natural gas that are projected from the drilling activity in the area.

          Colorado.
          --------

          Denver-Julesburg Basin. We own leasehold interests in approximately 480 gross (47 net) acres and have interests in eight gross (.77 net) wells in the Denver-Julesburg Basin producing primarily from the D-Sand and J-Sand formations. No new activity is planned for this area for the next fiscal year.

          Piceance Basin. We own working interests in 5 gas wells (4 net), and oil and gas leases covering approximately 3,300 net acres in the Piceance Basin in Mesa and Rio Blanco counties, Colorado. During the past fiscal year we sold eight wells and approximately 4,700 acres to another company. We are evaluating the economics and feasibility of recompleting additional zones in several of our wells. The acreage is located in the Vega Unit.

          Oklahoma.
          --------

          Anadarko Basin. Directly (15 wells) and through Amber (20 wells) we own non-operating working interests in 32 natural gas wells in Oklahoma. The wells range in depth from 4,500 to 15,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of our reserves are in the Red Fork/Atoka formation. The working interests range from less than 1% to 23% and average about 7% per well. Many of the wells have estimated remaining productive lives of 10 to 20 years.

          Wyoming.
          -------

          Moneta Hills. In 1997 we sold an 80% interest in our Moneta Hills project to KCS Energy ("KCS"), a subsidiary of KCS Mountain Resources, Inc. The Moneta Hills project presently consists of approximately 9,696 acres, six wells and a 13 mile gas gathering pipeline. Under the terms of the sale, KCS paid us $450,000 for the interests acquired and agreed to drill two wells to the Fort Union formation at approximately 10,000 feet. KCS will carry Delta for a 20% back-in after payout interest in each of the two wells. The first well was drilled and is producing; however, KCS did not drill the second well before filing for Chapter 11 bankruptcy protection in 1999. As a result, the properties, including the plugging and abandonment obligation, were returned to Delta. Recently, Delta agreed to sell all but one well and well spacing unit to Samedan Oil Corporation with a reserved overriding royalty interest of 1% on the properties that were sold.

          Texas.
          -----

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

          Duncan Slough Prospect-Matagorda County. We own an interest in three producing wells, two of which were drilled during the past fiscal year under a farmout agreement among numerous parties and operated by an unaffiliated party. The two newly drilled wells produce approximately 30,000 Mcf per day and 500 Bbls per day of condensate, respectively, as of October 1, 2001. Delta's interests in these wells are small and new drilling activity is continuing.

          New Mexico.
          ----------

          East Carlsbad Field.  We own interests in 13 producing wells and
associated acreage in New Mexico.   Current production net to the interests
owned by Delta is approximately 750 Mcf per day and 25 Bbls of oil per day as of June 30, 2001. During the course of the year we participated in the drilling of three new wells on the property. Two are productive and results are not yet available on the third. We also own an additional property in Eddy County, New Mexico which currently contains one gas well which we purchased on January 22, 2001 from SAGA Petroleum Corporation for $2,700,000 in cash and common stock. As of September 1, 2001 the operator began drilling a fourth well on this property.

          North Dakota.
          ------------

          On September 28, 2000, we completed our acquisition of a working interest in Eland, Stadium, Subdivision and Livestock fields in Stark County, North Dakota. There are a total of 20 producing wells and 5 injection wells. Current production net to the interests being acquired by Delta is approximately 300 barrels of oil equivalent per day as of June 30, 2001.

          South Dakota.
          ------------

          We own a 50% interest in approximately 58,000 oil and gas leasehold acres in Harding and Butte Counties, South Dakota. We are the operator of a drilling program. The first of four wells were drilled in May 2001 and do not appear to be successful. However, we are currently evaluating the geologic information to determine whether to go forward with more drilling or to attempt to sell the acreage position.

          Offshore:
          --------

          Offshore Federal Waters: Santa Barbara, California Area
          -------------------------------------------------------

          Unproved Undeveloped Properties:
          -------------------------------

          Directly and through our subsidiary, Amber Resources Company, we own interests in five undeveloped federal units (plus one additional lease) located in federal waters offshore California near Santa Barbara.

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1989 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 869 million Bbls of oil and 819 billion cubic feet of gas have been produced and sold. However, except for our small interest in the Point Arguello Unit discussed below, we do not own any interest in any offshore California production and there no assurance that any of our undeveloped properties will ever achieve production.

          Most of the early offshore production was from Pliocene age sandstone reservoirs. The more recent developments are from the highly fractured zones of the Miocene age Monterey Formation. The Monterey is productive in both the Santa Barbara Channel and the offshore Santa Maria Basin. It is the principal producing horizon in the Point Arguello field, the Point Pedernales field, and the Hondo and Pescado fields in the Santa Ynez Unit. Because the Monterey is capable of relatively high productive rates, the Hondo field, which has been on production since late 1981, has already surpassed 224 million Bbls of oil production and 411 Bcf of gas production. All told, offshore fields producing from the Monterey as of the end of calendar 2000, have produced 526 million Bbls of oil and 544 Bcf of gas.

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

          The first three miles seaward of the coastline are administered by each state and are known as "State Tidelands" in California. Within the State Tidelands off Santa Barbara County, the State of California, through the State Lands Commission, regulates oil and gas leases and the installation of permanent and temporary producing facilities. Because the four units in which we own interests are located in the POCS seaward of the three mile limit, leasing, drilling, and development of these units are not directly regulated by the State of California. However, to the extent that any production is transported to an on-shore facility through the state waters, our pipelines (or other transportation facilities) would be subject to California state regulations. Construction and operation of any such pipelines would require
permits from the state.   Additionally, all development plans must be
consistent with the Federal Coastal Zone Management Act ("CZMA").   In
California the decision of CZMA consistency is made by the California Coastal Commission.

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

          The MMS initiated the California Offshore Oil and Gas Energy Resources (COOGER) Study at the request of the local regulatory agencies of the three counties (Ventura, Santa Barbara and San Luis Obispo) affected by offshore oil and gas development. A private consulting firm completed the study under a contract with the MMS. The COOGER Study presents a long-term regional perspective of potential onshore constraints that should be considered when developing existing undeveloped offshore leases. The COOGER Study projects the economically recoverable oil and gas production from offshore leases which have not yet been developed. These projections are utilized to assist in identifying a potential range of scenarios for developing these leases. These scenarios are compared to the projected infrastructural, environmental and socioeconomic baselines between 1995 and 2015.

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

            Scenario 4 Development of existing offshore leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario is similar to #3 above, but would entail increased costs for any new facilities.

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

          Current Status. On October 15, 1992 the MMS directed a Suspension of Operations (SOO), effective January 1, 1993, for the POCS undeveloped leases and units. The SOO was directed for the purpose of preparing what became known as the COOGER Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases. Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of an SOP, the lease rentals resume and each operator is generally required to perform exploration and development activities in order to meet certain milestones set out by the MMS. The milestones that were established by the MMS for the properties in which we own an interest were established through negotiations by the MMS on behalf of the United States government and the operators on behalf of the working interest owners. We did not directly participate in these negotiations. Until recently, progress toward the milestones was monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for all subsequent quarters.

          On June 22, 2001, however, a Federal Court in the case of California
v. Norton, et al. (discussed below - see "Management's Discussion and Analysis or Plan of Operation-Offshore Undeveloped Properties") ordered the MMS to set aside its approval of the suspensions of our offshore leases and to direct suspensions, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under federal law. As a result of this order, on July 2, 2001 the MMS directed suspensions of operations for all of our offshore California leases for an indefinite period of time and suspended all of the related milestones. The ultimate outcome and effects of this litigation are not certain at the present time. In order to continue to carry out the requirements of the MMS, all operators of the units in which we own non-operating interests are prepared to meet the next milestone leading to development of the leases, but the status of the milestones is presently uncertain in light of the recent court ruling. The United States government has filed a notice of its intent to appeal the court's order in the Norton case.

          On May 18, 2001 (prior to the Norton decision), a revised Development and Production Plan for the Point Arguello Unit was submitted to the MMS and the California Coastal Commission ("CCC") for approval. If approved by the CCC, this plan would enable development of the Rocky Point Unit from the Point Arguello platforms that are already in existence. Under law, the CCC is typically required to make a determination as to whether or not the Plan is "consistent" with California's Coastal Plan within three months of submission, with a maximum of three months' extension (a total of six months). By correspondence dated August 7, 2001, however, the Unit operator requested that the CCC suspend the consistency review for the revised Development and Production Plan since the MMS had temporarily stopped work on the processing of the plan as the result of the Norton decision.

          Although it currently appears likely that the CCC may require some additional supplemental information to be provided with respect to some aspects of air and water quality when its review continues, we believe that the Rocky Point Development and Production Plan that was submitted meets the requirements established by applicable federal regulations. In accordance with these regulations, the Plan includes very specific information regarding the planned activities, including a description of and schedule for the development and production activities to be performed, including plan commencement date, date of first production, total time to complete all development and production activities, and dates and sequences for drilling wells and installing facilities and equipment, and a description of the drilling vessels, platforms, pipelines and other facilities and operations located offshore which are proposed or known by the lessee (whether or not owned or operated by the lessee) to be directly related to the proposed development, including the location, size, design, and important safety, pollution prevention, and environmental monitoring features of the facilities and operations. The current Development and Production Plan calls for drilling activities to be conducted from the existing Point Arguello platforms using extended reach drilling techniques with oil and gas production to be transported through existing pipelines to existing onshore production facilities. The plan does not require the construction of new platforms, pipelines or production facilities.

          In accordance with applicable federal regulations, the following supporting information accompanies the Development and Production Plan: (1) geological and geophysical data and information, including: (i) a plat showing the surface location of any proposed fixed structure or well; (ii) a plat showing the surface and bottomhole locations and giving the measured and true vertical depths for each proposed well; (iii) current interpretations of relevant geological and geophysical data; (iv) current structure maps showing the surface and bottomhole location of each proposed well and the depths of expected productive formations; (v) interpreted structure sections showing the depths of expected productive formations; (vi) a bathymetric map showing surface locations of fixed structures and wells or a table of water depths at each proposed site; and (vii) a discussion of seafloor conditions including a shallow hazards analysis for proposed drilling and platform sites and pipeline routes.

          As required by federal regulations, the information contained in the Plan contains proposed precautionary measures, including a classification of the lease area, a contingency plan, a description of the environmental safeguards to be implemented, including an updated oil-spill response plan; and a discussion of the steps that have been or will be taken to satisfy the conditions of lease stipulations, a description of technology and reservoir engineering practices intended to increase the ultimate recovery of oil and gas, i.e., secondary, tertiary, or other enhanced recovery practices; a description of technology and recovery practices and procedures intended to assure optimum recovery of oil and gas; a discussion of the proposed drilling and completion programs; a detailed description of new or unusual technology to be employed; and a brief description of the location, description, and size of any offshore and land-based operations to be conducted or contracted for as a result of the proposed activity; including the acreage required in California for facilities, rights-of-way, and easements, the means proposed for transportation of oil and gas to shore; the routes to be followed by each mode of transportation; and the estimated quantities of oil and gas to be moved along such routes; an estimate of the frequency of boat and aircraft departures and arrivals, the onshore location of terminals, and the normal routes for each mode of transportation.

          As required, the Plan also provides a list of the proposed drilling fluids, including components and their chemical compositions, information on the projected amounts and rates of drilling fluid and cuttings discharges, and methods of disposal, and specifies the quantities, types, and plans for disposal of other solid and liquid wastes and pollutants likely to be generated by offshore, onshore, and transport operations and, regarding any wastes which may require onshore disposal, the means of transportation to be used to bring the wastes to shore, disposal methods to be utilized, and the location of onshore waste disposal or treatment facilities.

          In order to comply with federal regulations, the Plan also addresses the approximate number of people and families to be added to the population of local nearshore areas as a result of the planned development, provides an estimate of significant quantities of energy and resources to be used or consumed including electricity, water, oil and gas, diesel fuel, aggregate, or other supplies which may be purchased within California, and specifies the types of contractors or vendors which will be needed, although not specifically identified, and which may place a demand on local goods and services.

          The Plan also identifies the source, composition, frequency, and duration of emissions of air pollutants and provides a narrative description of the existing environment with an emphasis placed on those environmental values that may be affected by the proposed action. This section of the Plan contains a description of the physical environment of the area covered by the Plan and includes data and information obtained or developed by the lessee together with other pertinent information and data available to the lessee from other sources. The environmental information and data includes a description of the aquatic biota, including fishery and marine mammal use of the lease, the significance of the lease and identifies the threatened and endangered species and their critical habitat.

          The Plan also addresses environmentally sensitive areas (e.g., refuges, preserves, sanctuaries, rookeries, calving grounds, coastal habitats, beaches, and areas of particular environmental concern) which may be affected by the proposed activities, the predevelopment, ambient water-column quality and temperature data for incremental depths for the areas encompassed by the plan, the physical oceanography, including ocean currents described as to prevailing direction, seasonal variations, and variations at different water depths in the lease, and describes historic weather patterns and other meteorological conditions, including storm frequency and magnitude, wave height and direction, wind direction and velocity, air temperature, visibility, freezing and icing conditions, and ambient air quality listing, where possible, the means and extremes of each.

          The Plan further identifies other uses of the area, including military use for national security or defense, subsistence hunting and fishing, commercial fishing, recreation, shipping, and other mineral exploration or development and describes the existing and planned monitoring systems that are measuring or will measure impacts of activities on the
environment in the planning area.   As required, the Plan provides an
assessment of the effects on the environment expected to occur as a result of implementation of the Plan, and identifies specific and cumulative impacts that may occur both onshore and offshore, and describes the measures proposed to mitigate these impacts. These impacts are quantified to the fullest extent possible including magnitude and duration and are accumulated for all activities for each of the major elements of the environment (e.g., water and biota). The Plan also provides a discussion of alternatives to the activities proposed that were considered during the development of the Plan, including a comparison of the environmental effects.

          As required, the Plan provides certain supporting information with respect to the projected emissions from each proposed or modified facility for each year of operation and the bases for all calculations, including, for each source, the amount of the emission by air pollutant expressed in tons per year and frequency and duration of emissions; for each proposed facility, the total amount of emissions by air pollutant expressed in tons per year, the frequency distribution of total emissions by air pollutant expressed in pounds per day and, in addition for a modified facility only, the incremental amount of total emissions by air pollutant resulting from the new or modified source(s); and a detailed description of all processes, processing equipment and storage units, including information on fuels to be burned; and a schematic drawing which identifies the location and elevation of each source.

          In order to continue to carry out the requirements of the MMS when they resume, all operators of the units in which we own non-operating interests are prepared to complete any studies and project planning necessary to commence development of the leases. Where additional drilling is needed, the operators will bring a mobile drilling unit to the POCS to further delineate the undeveloped oil and gas fields.

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

          It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that we will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of our small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, we will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of our assets (including our offshore California properties), reduce our ownership interest in the properties through sales of interests in the properties or as the result of farmouts, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

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

          Gato Canyon Unit. We hold a 15.60% working interest (directly 8.63% and through Amber 6.97%) in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent

State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit, three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985 and one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distanc to access the Las Flores site is approximately six miles. Delta's share of the estimated capital costs to develop the Gato Canyon field is approximately $45 million.

          As a result of the Norton case, the Gato Canyon Unit leases are held under directed suspensions of operations with no specified end date. An updated Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

          Point Sal Unit. We hold a 6.83% working interest in the Point Sal Unit. This 22,772 acre unit is operated by Aera Energy LLC, a limited liability company jointly owned by Shell Oil Company and ExxonMobil Company. Four test wells were drilled within this unit. These test wells were drilled as follows: two wells were drilled by Sun Oil (now Oryx Energy), one in 1984 and one in 1985; and the other two wells were drilled by Reading & Bates, both in 1984. All four wells drilled on this unit have indicated the presence of oil and gas in the Monterey Formation. The largest of these, the Sun P-0422 #1, yielded a combined test flow rate of 3,750 Bbls of oil per day from the Monterey. The oil in the upper block has an average estimated gravity of 10E API and the oil in the subthrust block has an average estimated gravity of 15E API.

          The Point Sal field is located in the Offshore Santa Maria Basin approximately six miles seaward of the coastline (see Map). Water depths range from 300 feet to 500 feet in the area of the field. It is anticipated that oil and gas produced from the field will be processed in a new facility at an onshore site or in the existing Lompoc facility (see Map). Any processed oil would then be transported out of Santa Barbara County in either the All American Pipeline or the Tosco-Unocal Pipeline (see Map). Offshore pipeline distance is approximately six to eight miles depending on the final choice of the point of landfall. Delta's share of the estimated capital costs to develop the Point Sal Unit is approximately $38 million.

          As a result of the Norton case, the Point Sal Unit leases are held under directed suspensions of operations with no specified end date. An updated Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed prior to preparing the Development Plan.

          Lion Rock Unit and Federal OCS Lease P-0409. We hold a 1% net profits interest (through Amber) in the Lion Rock Unit and a 24.21692% working interest (directly) in 5,693 acres in Federal OCS Lease P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San Miguel Field reservoir. The Lion Rock Unit is operated by Aera Energy LLC. An aggregate of 13 test wells have been drilled on the Lion Rock Unit and OCS Lease P-0409. Nine of these wells were completed and tested and indicated the
presence of oil and gas in the Monterey Formation.   The test wells were
drilled as follows: one well was drilled by Socal (now Chevron) in 1965; six wells were drilled by Phillips Petroleum, one in 1982, two in 1983, two in 1984 and one in 1985; and six wells were drilled by Occidental Petroleum in Lease P-0409, three in 1983 and three in 1984. The oil has an average estimated gravity of 10.7E API.

          The Lion Rock Unit and Lease P-0409 are located in the Offshore Santa Maria Basin eight to ten miles from the coastline (see Map). Water depths range from 300 feet to 600 feet in the area of the field. It is anticipated that any oil and gas produced at Lion Rock and P-0409 would be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see Map), and would be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline (see
Map). Offshore pipeline distance will be eight to ten miles, depending on the point of landfall. Delta's share of the estimated capital costs to develop the Lion Rock/San Miguel field is approximately $113 million.

          As a result of the Norton case, the Lion Rock Unit and Lease P-0409 are held under directed suspensions of operations with no specified end date. It is anticipated that upon the resumption of activities there will be an interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey.

          Sword Unit. We hold a 2.492% working interest (directly 1.6189% and through Amber .8731%) in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit, of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6E API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

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

         As a result of the Norton case, the Sword Unit leases are held under directed suspensions of operations with no specified end date. An updated Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed.

          Rocky Point Unit. Whiting holds, as nominee for Delta, an 11.11% interest in OCS Block 451 (E/2) and 100% interest in OCS Block 452 and 453, which leases comprise the undeveloped Rocky Point Unit. The financial arrangement between Whiting and us is prescribed by a letter agreement between Whiting and Delta dated November 19, 1999 which, among other things, provides that Whiting "will continue as operator of the Rocky Point Unit" and "will also continue to hold title to the working/leasehold interest in the Rocky Point Unit leases for the sole benefit and account of . . . Delta". The letter agreement further provides that upon our written request, Whiting will immediately assign or cause to be assigned to us, all right, title and interest of Whiting in the Rocky Point Unit leases held by Whiting. Further, Whiting may not take any action or make any agreement relating to these Rocky Point leases without our consent. On November 2, 2000 we entered into an agreement with all of the other interest owners of Point Arguello, including Whiting, for the development of Rocky Point and agreed, among other things, that Arguello, Inc. would become the operator of Rocky Point. Six test wells have been drilled on these leases from mobile drilling units. Five were successful and one was a dry hole. OCS-P 0451 #1, drilled in 1982, was the discovery well for the Rocky Point Field. Five delineation wells were drilled on the Unit between 1982 and 1984. Rates up to 1,500 Bbls of oil per day were tested from the Monterey formation. Rates up to 3,500 Bbls of oil per day were tested from the lower Sisquoc formation which overlies the Monterey. Oil gravities at Rocky Point range from 24 degrees to 31 degrees API.

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

          As a result of the Norton case, the Rocky Point Unit leases are held under directed suspensions of operations with no specified end date. The Unit operator has prepared and timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, state and local agencies. On May 18, 2001 a revised Development and Production Plan and supporting information was submitted to the MMS and distributed to the CCC and the Office of the California Governor. The revised Development and Production Plan calls for development of the Rocky Point Unit using extended reach drilling from the existing Point Arguello platforms, and is deemed to be in final form as the MMS has acknowledged that all regulatory requirements necessary for such a Plan have been addressed. Under law, the CCC is typically required to make a determination as to whether or not the Plan is "consistent" with California's Coastal Plan within three months of submission, with a maximum of three months' extension (a total of six months). By correspondence dated August 7, 2001, however, the Unit operator requested that the CCC suspend the consistency review for the revised Development and Production Plan since the MMS had temporarily stopped work on the processing of the plan as the result of the court decision in the case of California v. Norton, et al which is discussed below (see "Management's Discussion and Analysis or Plan of Operation-Offshore Undeveloped Properties").

          Developed Properties:
          --------------------

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

          We anticipate that we will drill four wells during fiscal 2002.
Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate the costs to be paid through current operations or additional financing.


---------------

   map page

---------------


          Kazakhstan
          ----------

          Acquisition of Exploration Licenses in Kazakhstan. During fiscal year 1999, we acquired Ambir Properties, Inc. ("Ambir"), the only assets of which consisted of two licenses for exploration of approximately 1.9 million acres in the Pavlodar region of Eastern Kazakhstan. A work plan prepared by Delta was approved by the Kazakhstan government which established minimum work and spending commitments. The acquisition is a high risk, frontier exploration project. Delta does not presently have the expertise nor the resources to meet all commitments that will be required in the later years of the work plan. We made a determination based on the political risk and lack of expertise in the area that it may not be economical to develop this prospect and therefore we may not proceed with it. We recorded an impairment of $624,000 on this property during fiscal 2001.

     (c)  Production.
          ----------

         During the years ended June 30, 2001 and 2000 we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities under which we acted as producer.

          Impairment of Long Lived Assets
          -------------------------------

          Unproved Undeveloped Offshore California Properties
          ---------------------------------------------------

          We acquired many of our (including Amber's) offshore properties in a series of transactions from 1999 to the present. These properties are carried at our cost bases and have been subject to an impairment review on an annual basis.

          These properties will be expensive to develop and produce and have been subject to significant regulatory restrictions and delays. Substantial quantities of hydrocarbons are believed to exist based on estimates reported to us by the operator of the properties and the U.S. government's Mineral Management Services. The classification of these properties depends on many assumptions relating to commodity prices, development costs and timetables.
We annually consider impairment of properties assuming that properties will be developed. Based on the range of possible development and production scenarios using current prices and costs, we have concluded that the cost bases of our offshore properties are not impaired at this time. There are no assurances, however, that when and if development occurs, we will recover the value of our investment in such properties.

          Other Undeveloped Properties
          ----------------------------

          Other undeveloped properties are carried at historical cost and consist of the several onshore properties. These properties are carried at our cost bases and have been subject to an impairment review on an annual basis. There are no proven reserves associated with these properties. Based on our continued interest in these properties and the possibility for future development, we have concluded that the cost bases of these other undeveloped properties are not impaired at this time. There are no assurances, however, that when and if development occurs, we will recover the value of our investments in such properties.

          Undeveloped Kazakhstan Property
          -------------------------------

          Delta does not presently have the expertise nor the resources to meet all commitments that will be required in the later years of the work plan. Delta may seek other companies in the oil and gas industry to participate in the implementation of the work plan. We made a determination based on the political risk and lack of expertise in the area that it may not be economical to develop this prospect and therefore we may not proceed with this prospect and recorded an impairment of $624,000 on this property during fiscal 2001.

            Developed Oil and Gas Properties
            --------------------------------

            We annually compare our historical cost basis of each developed oil and gas property to its expected future undiscounted cash flow from each property (on a field by field basis). Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the property, no impairment is recognized. If the carrying value of the property exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset.

          We had an impairment provision attributed to producing properties during the year ended June 30, 2001 of $174,000 and had no impairment provision during June 30, 2000.

          Any impairment provisions recognized for developed and undeveloped properties are permanent and may not be restored in the future.

          The following table sets forth our average sales prices and average production costs during the periods indicated:

                                     Year Ended           Year Ended      Year Ended
                                      June 30,             June 30,        June 30,
                                        2001                2000             1999
                                        ----                ----             ----
                                 Onshore   Offshore   Onshore   Offshore    Onshore
                                 -------   --------   -------   --------    -------
Average sales price:

Net of forward contract sales
  Oil (per barrel)               $27.10     $18.49    $25.95     $11.54     $10.24
  Natural Gas (per Mcf)          $ 6.27          -    $ 2.62          -     $ 1.97
Gross of forward contract sales
  Oil (per barrel)               $27.30     $22.53    $25.95     $21.14     $10.24
  Natural Gas (per Mcf)          $ 6.27          -    $ 2.62          -     $ 1.97
Production costs
 (per Bbl equivalent)            $3.88      $12.65    $ 4.94     $11.02     $ 4.37


The profitability of our oil and gas production activities is affected by the fluctuations in the sale prices of our oil and gas production. We sold 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and we sold 25,000 barrels per month from June 2000 to December 2000 at $14.65 under fixed price contracts with production purchases. We sold 6,000 barrels per month from March 1, 2001 through June 30, 2001 at $27.31 per barrel under fixed price contracts with production purchases. (See "Management's Discussion and Analysis or Plan of Operation.")

     (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 2001, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Calculations include 100% of wells and acreage owned by us and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                     Oil (1)                Gas            Developed Acres
              Gross (2)  Net (3)    Gross (2)  Net (3)    Gross (2)  Net (3)
              ---------  -------    ---------  -------    ---------  -------

North Dakota        20     1.00            0      .00        4,483      168
New Mexico           0      .00           13     8.25        4,480    2,553
Texas                4     1.82            3      .42        1,788    1,201
Colorado             8      .80            5     4.00        2,560    2,127
Oklahoma             0      .00           35     2.22        5,600      352
California:
   Onshore           0      .00           11     1.25        1,200      132
   Offshore         38     2.30            0      .00       19,740    1,197
Wyoming              0      .00           12      .80          960      192
                    --     ----           --    -----       ------    -----
                    70     5.92           68    16.94       40,811    7,922

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


     (e)  Undeveloped Acreage.
          -------------------

          At June 30, 2001, we held undeveloped acreage by state as set forth below:

                                    Undeveloped Acres (1) (2)
                                    -------------------------
            Location                    Gross        Net
            --------                   -------      ------
            South Dakota                58,400      29,200
            California, offshore(3)     64,905      15,837
            California, onshore            640          96
            Colorado                     6,060       4,554
            Wyoming                        960         768
            Oklahoma                     1,600         112
                                       -------      ------
                        Total          132,565      50,567

(1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(2)  Includes acreage owned by Amber.

(3)  Consists of Federal leases offshore California near Santa Barbara.


     (f)  Drilling Activity
          -----------------

          During the years indicated, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

                         Year Ended          Year Ended       Year Ended
                        June 30,2001     June 30, 2000    June 30, 1999
                        Gross    Net    Gross    Net     Gross    Net
                        ------------    -------------    -------------
Exploratory Wells(1):
Productive:
  Oil                      0      .00         0    .00         0    .00
  Gas                      0      .00         0    .00         4    .44
Nonproductive              6     2.24         0    .00         7    .77
                          --     ----         -    ---        --   ----
Total                      6     2.24         0    .00        11   1.21

Development Wells(1):
Productive:
  Oil                      3      .18         3    .18         0    .00
  Gas                      7      .37         2    .25         0    .00
Nonproductive              0      .00         0    .00         0    .00
                          --     ----         -    ---        --   ----
Total                     10      .55         5    .43         0    .00

Total Wells(1):
Productive:
  Oil                      3      .18         3    .18         0    .00
  Gas                      7      .37         2    .25         4    .44
Nonproductive              6     2.24         0    .00         7    .77
                          --     ----         -    ---        --   ----
Total Wells               16     2.79         5    .43        11   1.21

(1)  Does not include wells in which the Company had only a royalty interest.


     (g)  Present Drilling Activity
          -------------------------

          We plan to participate in the drilling of four new wells before the end of calendar 2001.


ITEM 3.  LEGAL PROCEEDINGS

     We are not directly engaged in any material pending legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 Annual Meeting of our shareholders was held on August 28, 2001.

     At the Annual Meeting the following persons, constituting the entire board of directors, were elected as directors of the Company to serve until the next annual meeting:

                                                       Abstentions, Votes
                                                          Withheld &
     Name                     Affirmative Votes         Negative Votes
     ----                     -----------------        ------------------

     Aleron H. Larson, Jr.         5,812,838              28,001
     Roger A. Parker               5,810,138              30,701
     Jerrie F. Eckelberger         5,814,641              27,417
     Terry D. Enright              5,813,422              26,198


     Our shareholders also ratified, approved, and adopted our 2001 Incentive Plan with 5,634,552 affirmative votes, 176,612 negative votes and 29,675 abstentions.

     The appointment of KPMG, LLP as our auditors for the year ended June 30, 2001 was ratified with 5,829,455 affirmative votes, 5,803 negative votes, 5,581 abstentions and 0 votes withheld for the proposition.

DIRECTORS AND EXECUTIVE OFFICERS.

     The following information with respect to Directors and Executive Officers is furnished pursuant to Item 401(a) of Regulation S-B.

        Name             Age       Positions              Period of Service
---------------------    ---  ------------------------   -------------------

Aleron H. Larson, Jr.     56   Chairman of the Board,     May 1987 to Present
                               Secretary, and a Director

Roger A. Parker           39   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Terry D. Enright          52   Director                   November 1987 to
                                                          Present

Jerrie F. Eckelberger     57   Director                   September 1996
                                                          to Present

Kevin K. Nanke            36   Treasurer and Chief        December 1999
                               Financial Officer          to Present


     The following is biographical information as to the business experience of each of our current officers and directors.

     Aleron H. Larson, Jr., age 56, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, CEO and a Director of Chippewa Resources Corporation (now called "Underwriters Financial Group, Inc."), a public company then listed on the American Stock Exchange which was previously our parent ("UFG"). Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman of the Board, Secretary and Director of Amber Resources Company ("Amber"), a public oil and gas company which is our majority-owned subsidiary. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 39, served as the President, a Director and Chief Operating Officer of Chippewa Resources Corporation (now called "Underwriters Financial Group, Inc.") from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and shareholder of Ampet, Inc. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Terry D. Enright, age 52, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil and gas
consulting work.   Mr. Enright received a B.S. in Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     Jerrie F. Eckelberger, age 57, is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law
firm with offices in Englewood, Colorado.   In 1992, Mr. Eckelberger founded
Eckelberger & Associates of which he is still the principal member. Mr. Eckelberger previously served as an officer, director and corporate counsel
for Roxborough Development Corporation.   Since March 1996, Mr. Eckelberger
has acted as President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado.
He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing Member of the Woods at Pole Creek, a Colorado limited liability company, specializing in real estate development.

     Kevin K. Nanke, age 36, Treasurer and Chief Financial Officer, joined Delta in April 1995. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society. Mr. Nanke is not a nominee for election as a director.

     There is no family relationship among or between any of our Officers and/or Directors.

     Messrs. Enright and Eckelberger serve as the audit committee and as the compensation committee. Messrs. Enright and Eckelberger also constitute our Incentive Plan Committee for the Delta 1993 Incentive Plan.

     All directors will hold office until the next annual meeting of shareholders.

     All of our officers will hold office until the next annual directors' meeting. There is no arrangement or understanding among or between any such officers or any persons pursuant to which such officer is to be selected as one of our officers.


                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information.

          Delta's common stock currently trades under the symbol "DPTR" on NASDAQ. The following quotations reflect inter-dealer high and low sales prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

              Quarter Ended               High              Low
              -------------               ----              ----
              September 30, 1998          3.19              1.63
              December 31, 1998           2.50              1.50
              March 31, 1999              3.00              1.75
              June 30, 1999               2.75              1.75
              September 30, 1999          3.50              2.63
              December 31, 1999           2.94              1.78
              March 31, 2000              3.88              2.19
              June 30, 2000               4.06              3.00
              September 30, 2000          6.25              3.75
              December 31, 2000           5.13              3.13
              March 31, 2001              5.22              3.31
              June 30, 2001               5.75              4.19

          On October 1, 2001 the closing price of the Common Stock was $2.95.

      (b)  Approximate Number of Holders of Common Stock.

           The number of holders of record of our Common Stock at October 1, 2001 was approximately 1,000 which does not include an estimated 2,600 additional holders whose stock is held in "street name".

      (c)  Dividends.

           We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

      (d)  Recent Sales of Unregistered Securities.

           Unregistered securities sold during our most recently completed fiscal quarter in the following private transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. In all instances we had a prior relationship with the purchaser, either through business operations or personal contacts with our officers and directors. We reasonably believe that all of the purchasers of these shares were "Accredited Investors" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 at the time the transaction occurred.

           On January 18, 2001 Franklin Energy LLC, an affiliate of BWAB Limited Liability Company, a less than 10% shareholder, earned 20,250 shares of our common stock for its assistance in the purchase of the Cedar State property. The shares were issued during our most recently completed fiscal quarter and were valued at $81,000 which was a 10% discount to market, based on the quoted market price of our stock at the date of the acquisition. The shares were accounted for as an adjustment to the purchase price and capitalized to oil and gas properties.

           On April 13, 2001 Franklin Energy LLC, an affiliate of BWAB Limited Liability Company, a less than 10% shareholder, earned 10,000 shares of our common stock for their assistance in the sale of the West Delta property. The shares issued were valued at $40,000, which was 10% discount to market, based on the quoted market price of our stock at the date the contract was entered into. The value of the stock was recorded as an adjustment to the sale price.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Liquidity and Capital Resources.
     -------------------------------

     At June 30, 2001, we had a working capital deficit of $1,560,000 compared to a working capital deficit of $1,985,000 at June 30, 2000. Our current assets include an increase in trade accounts receivable from June 30, 2000 of approximately $1,059,000. This increase is primarily due to the accrued revenue from the acquisitions completed during the year. This receivable was also impacted by an increase in oil and gas prices. Our current liabilities include the current portion of long-term debt of $3,038,000 at June 30, 2001. The increase in the current portion of long-term debt from June 30, 2000 is primarily attributed to borrowings relating to the acquisition of interests in the Eland and Stadium fields in Stark County, North Dakota, and the Cedar State gas property located in Eddy County, New Mexico. These acquisitions were closed on September 28, 2000, September 29, 2000 and January 22, 2001, respectively. The debt incurred for these acquisitions is being paid out of cash flow from production of the properties.

     Offshore Undeveloped Properties
     -------------------------------

     The undeveloped leases in which we own interests were issued during the early 1980s (with the exception of the Sword Unit leases issued in 1979) and carried a primary term of five years. During those primary terms, oil and gas in commercial quantities were discovered in all of the unit areas in which we own interests. Applicable statutes and regulations require that a lease beyond its primary term must be maintained either by production or drilling operations (conducted under an approved Exploration Plan or Development and Production Plan, or under a suspension of production or suspension of operations).

     Applicable federal regulations set forth a number of reasons for which the MMS may either grant or direct a suspension of operations or suspension of production. It is common practice for lease suspensions of this nature to be issued by the MMS either to aid the operator in accommodating necessary activities or unavoidable delays or to accommodate environmental concerns or national security issues. These suspensions are issued when it is necessary to allow the proper development of unitized leases on which discoveries of commercial quantities of oil and gas have occurred. Our leases are currently held under suspensions issued on that basis. Although the issuance of future suspensions is subject to MMS discretion, the applicable statutes and regulations, as well as past practice in the Pacific Outer Continental Shelf region, support the issuance of future suspensions as necessary to facilitate development so long as the operators continue diligent efforts to achieve production.

      There are certain milestones that were previously established by the MMS for four of our five undeveloped offshore California units (the exception being Rocky Point). The specific milestones for each of the four units vary depending upon the operator of the unit. On July 2, 2001, however, these milestones were suspended by the MMS in compliance with an order entered by a Federal Court on June 22, 2001 in the case of California v. Norton. In that case, the CCC sued the United States government claiming, in essence, that the lease suspensions that were granted by the MMS while the COOGER Study was being completed violated the requirements of the Coastal Zone Management Act because, in granting those suspensions, the MMS did not make a determination that the suspensions were consistent with California's coastal management program. The Court agreed with California and ordered the MMS to set aside its approval of the subject suspensions and to direct suspensions of all of the subject leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act. The July 2, 2001 letters from the MMS which direct suspension of the milestones indicate that the MMS will review the previously submitted (and approved) suspension requests under the provisions of the Coastal Zone Management Act as directed by the court. The current suspensions of operations directed by the letters do not specify an end date.

     The MMS has issued letters to all of the operators of the affected leases offering the opportunity to modify the previously submitted suspension of production requests. Burdette A. Ogle, a consultant to us for our offshore California properties, has informed us that he believes the end-date of the suspensions of production will likely be the anticipated spud date for the delineation wells set forth in the operators' respective requests for suspensions of production. During this period the leases will be held by the suspensions.

     The suspensions themselves authorize only preliminary activities, not operations, on the leases. The operations (i.e., drilling the next delineation wells) will be conducted under Exploration Plans ("EPs"). The operators intend to submit proposed Exploration Plans to the MMS for approval significantly before the expiration of the suspensions.

     Within 30 days of the date upon which the proposed EP is deemed "submitted" (usually after further revisions at the request of the MMS), the MMS is required to either: (1) approve the plan; (2) require the lessee to modify the plan, in which case the lessee may resubmit the modified plan; or
(3) disapprove the plan if the MMS determines that the proposed activity would probably cause serious environmental harm which cannot be mitigated.

      Disapproval of an Exploration Plan does not, in and of itself, effect a cancellation of a lease. Under Federal Regulations (30 CFR Sec.

 250.203(k)(2)), a lessee may resubmit a disapproved plan if there is a change in the circumstances which caused it to be disapproved. Further, the Federal Regulations contemplate that the lessee will work to modify the disapproved EP to accommodate the environmental concerns for a period of up to five years,
during which time the lease would be held under a suspension.   If the leases
were ultimately cancelled on the basis of this Exploration Plan disapproval, the regulations contemplate that compensation would be required.

     If an Exploration Plan is approved, a delineation well would be spudded prior to the end of the applicable suspension. Once drilling is underway, the lease is held by operations. At the end of drilling operations, the lessee has a 180-day period to commence further operations (under an Exploration Plan or a Development and Production Plan) or to obtain a further suspension. In practice, the lessee would seek a suspension to allow for time to evaluate the results of delineation drilling and prepare a Development and Production Plan. Again, the applicable sections of the regulations accommodate suspensions for this purpose.

     During any such suspension, the operator would submit a proposed Development and Production Plan to the MMS. Within 60 days of the last day of the applicable comment periods, the MMS must: (1) approve the Development and Production Plan; (2) require modification of the Development and Production Plan; or (3) disapprove the Development and Production Plan, due to (i) the operator's failure to comply with applicable law, (ii) failure to obtain state consistency concurrence, (iii) national security or defense issues, or (iv) environmental concerns. As with the Exploration Plan, disapproval does not effect a lease cancellation. Again, the regulations contemplate that the lessee will work to modify the disapproved Development and Production Plan (or resolve the Coastal Zone Management Act issues) for a period of up to five years, during which the lease would most likely be held under a granted suspension.

     All leases in which we hold an interest were originally issued for a primary term of five years. As discussed above, suspensions have the effect of extending the term of the lease for the period of the suspension. All of our leases must be maintained either through production, drilling operations or suspensions. Annual rentals under all leases equal $3/acre. Rentals were waived during the COOGER Study period (from January 1, 1993 through November 15, 1999). The MMS has also waived rentals during the current suspensions of operations beginning July 2, 2001. As these suspensions do not state a definite end date, the date through which rentals will be waived is not known.

     In January 2000, the two properties which are operated by Aera Energy, LLC, Lease OCS-P 0409 and the Point Sal Unit, had requirements to submit an interpretation of the merged 3-D survey of the Offshore Santa Maria Basin covering the properties. This milestone was accomplished in February 2000.

     The next milestone for these properties was to submit a Project Description for each property to the MMS in February 2000. The Project Description for each of the properties was submitted in February and after responding to an MMS request for additional information and clarification, revised Project Descriptions were submitted in September 2000. By letter dated July 21, 2000, Aera submitted a plan to the MMS for the voluntary re-unitization of the Offshore Santa Maria Basin, including the Lion Rock Unit and Lease OCS-P 0409, into one unit. This plan included a proposed time line for submitting the required unit agreement, initial plan of operations, and all geological, geophysical and engineering data supporting that request. Following that submission, MMS advised Aera that it now believes it would not support consolidating the Offshore Santa Maria Basin into one unit. Therefore, Aera is evaluating other unitization alternatives, which will then be reviewed with co-owners and the MMS. The previous suspensions of production on both the Lion Rock Unit and Lease OCS-P-0409 were scheduled to expire on November 1, 2002.

      Prior to the decision in the Norton case, the revised Exploration Plans and/or Development and Production Plans (DPP's) for the Aera properties were scheduled to be submitted to the MMS in September 2001. As the operator of the properties, Aera stated its intent to timely submit the EPs and DPPs. When the EPs and DPPs are submitted, it is currently estimated that it will cost $100,000, with Delta's share being $5,000. When and if milestones are reinstated by the MMS, it is anticipated that the next milestone for Aera would still be to show proof that a Request for Proposal (RFP) has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. At the time milestones were suspended by the MMS, the milestone date for the RFP was November 2001. The affected operating companies have formed a committee to cooperate in the process of mobilizing the mobile drilling unit. When necessary, it is anticipated that this committee will prepare the RFP for submission to the contractors and MMS. It is estimated that it will cost $210,000 to complete the RFPs, with Delta's share being $11,000. Unless delays are encountered as the result of the Norton case, drilling operations on the Point Sal Unit are still expected to begin in February 2003 with the drilling of a delineation well at an estimated cost of approximately $13,000,000. Delta's share is estimated at $650,000.
No delineation well is necessary for Lease OSC-P 0409 as six wells have been drilled on the lease and a DPP was previously approved.

      The Sword and Gato Canyon Units are operated by Samedan Oil Corporation. In May 2000, Samedan acquired Conoco, Inc.'s interest in the Sword Unit.
Prior to such time, as operator Conoco timely submitted the Project Description for the Sword Unit in February 2000. However, since becoming the operator, Samedan has informed the MMS that it has plans to submit a revised Project Description for the Sword Unit. The new plan is to develop the field from Platform Hermosa, an existing platform, rather than drilling a delineation well on Sword and then abandoning it. Prior to the suspension of milestones in accordance with the Court's order in the Norton case, the next scheduled milestone for the Sword Unit was the DPP for Platform Hermosa, which was to be submitted to the MMS in September 2001. When the DPP is filed, it is estimated that the cost will be approximately $360,000, with Delta's share being $11,000.

      In February 2000, Samedan timely submitted the Project Description for the Gato Canyon Unit. In August 2000, after responding to an MMS request for additional information and clarification, Samedan filed the revised Project Description. Prior to the suspensions granted under the Norton decision, the updated Exploration Plan for the Gato Canyon Unit was to be submitted to the MMS in September 2001. It is estimated that the cost of the updated Exploration Plan will be approximately $300,000, with Delta's share being $49,500. If and when milestones are reinstated, it is anticipated that the next milestone for Gato Canyon would still be to show proof that a Request for Proposal has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. At the time milestones were suspended by the MMS, the milestone date for the RFP was November 2001. It in anticipated that the same committee that is preparing the RFPs for the Aera properties will prepare the RFP for Gato Canyon for submittal to the contractors and MMS. It is estimated that it will cost $450,000 to complete the RFP, with Delta's cost estimated at $75,000. Prior to its suspension, the last milestone was to begin drilling operations on the Gato Canyon Unit by May 1, 2003 using the committee's mobile drilling unit. The cost of the drilling operations is estimated to be $11,000,000, with Delta's share being $1,750,000.

    As a result of the Norton case, the Rocky Point Unit leases are held under directed suspensions of operations with no specified end date. The United States government has filed a notice of its intent to appeal the court's order in the Norton case. The Unit operator timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, state and local agencies.

     It is anticipated that the Rocky Point Unit will be developed from existing facilities within the Point Arguello Field, which is currently in production under previously approved Development and Production Plans. The existing Point Arguello Unit DPPs were found to be consistent with California's Coastal Zone Management Plan when originally approved. As the development of the Rocky Point Unit will require only revision of the existing Point Arguello Field DPPs, it is only the proposed revision to the existing DPPs that must now be found to be consistent with the Coastal Zone Management Plan.

     The operator has determined that the proposed Rocky Point Unit development activities comply with the State of California's approved coastal management program and will be conducted in a manner consistent with such program. That conclusion is based on an extensive environmental evaluation set forth in supporting information submitted to the MMS with the proposed revisions to Point Arguello Field DPPs and the evaluation may be accessed on the internet at http://www.mms.gov/omm/pacific/lease/rpu_pdfs/ RPU_Supporting_Information.pdf. By correspondence dated August 7, 2001, however, the Unit operator requested that the CCC suspend the consistency review for the revised Development and Production Plan since the MMS had temporarily stopped work on the processing of the plan as the result of the Norton decision.

      Our working interest share of the future estimated development costs based on estimates developed by the operating partners relating to four of our five undeveloped offshore California units is approximately $210 million. No significant amounts are expected to be incurred during fiscal 2002, and $1.0 million and $4.2 million are expected to be incurred during fiscal 2003 and 2004, respectively. Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interests. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities.
There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly. There are additional, as yet undetermined, costs that we expect in connection with the development of the fifth undeveloped property in which we have an interest (Rocky Point Unit).

     At the present time we believe that all of the costs capitalized for our offshore California properties will be fully recovered through future development and production in spite of the factors discussed above, including, without limitation, the delays that have been encountered in preparing the Development and Production Plan for the Rocky Point Unit, the current uncertainty as to whether that plan will be found to be consistent with the California Coastal Zone Management Plan, our inability to submit exploration plans for the Point Sal, Lion Rock, Gato Canyon and Sword Units since their acquisition in 1992, the extensive development necessary to access reserves on those Units, the uncertainty created by the court ruling in June, 2001 in the Norton case, the current suspension of operations prohibiting exploratory activities on the properties and our inability to effect any development due to our status as an investor as opposed to being the operator of the properties.

     Based on discussions with the MMS and operators of the properties, we currently believe that the MMS, in cooperation with the property interest owners, will provide the State of California with a consistency determination under the Coastal Zone Management Act that will allow exploration and development plans to be prepared. Furthermore, we believe that the MMS will seek to modify the previously submitted suspension of production requests to focus solely on "preliminary activities," and will approve new suspensions of production requests that do not contain any "milestones" per se, as the stated milestones in the previous suspensions of production appear to have been a significant factor in the court's decisions. We also believe that the end-date of any such new suspensions of production will likely be the anticipated spud date for the delineation wells set forth in the operator's respective requests for suspensions of production.

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and we are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at June 30, 2001 and June 30, 2000 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     Offshore Producing Properties
     -----------------------------

     Point Arguello Unit. Pursuant to a financial arrangement between Whiting and us, we hold what is essentially the economic equivalent of a 6.07% working interest, which we call a "net operating interest", in the Point Arguello Unit and related facilities. In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, Unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Resources, Inc. In an agreement between Whiting and Delta (see Form 8-K dated June 9, 1999), Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

      We have already participated in the drilling of three wells and anticipate that we will participate in the drilling of four wells in fiscal 2002. Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate the drilling costs to be paid through current operations or additional financing.

      On September 29, 2000 we acquired the West Delta Block 52 Unit ("West Delta") from two unrelated entities by paying $1,529,000 and issuing 509,719 shares of our restricted common stock valued at $3.38 per share. The Company borrowed $1,464,000 of the cash portion of the purchase price from an unrelated entity. Two of the Company's officers agreed to personally guarantee the loan. On April 13, 2001, we sold our proportionate share of the West Delta. We received proceeds of $3,500,000 resulting in a gain on sale of oil and gas properties of $459,000.

     Onshore Producing Properties
     ----------------------------

      On July 10, 2000 we paid $3,745,000 and issued 90,000 shares of our common stock valued at approximately $280,000 and on September 28, 2000 we paid $1,845,000 to acquire interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota"). The July 10, 2000 and September 28, 2000 payments resulted in our acquisition of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by Roger A. Parker and Aleron H. Larson, Jr., two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of our net revenues from the effective date of the acquisitions through closing. We also issued 100,000 shares of our restricted common stock, valued at $450,000, to an unaffiliated party for its consultation and assistance related to the transaction. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

      On December 1, 2000, we elected to exercise our option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in west Texas and southeastern New Mexico from Saga Petroleum Corporation ("Saga") and its affiliates. We paid Saga and its affiliates $500,000 in cash and issued an additional 156,160 shares (289,583 shares in total) of our restricted common stock as a deposit required by the Purchase and Sale Agreement between the parties.

      On January 18, 2001, we acquired the Cedar State gas property ("Cedar State") in Eddy County, New Mexico from Saga Petroleum Corporation for $2,700,000. The consideration was $2,100,000 and 181,219 of our common stock, valued at $600,000. The shares were valued at $3.31 per share based on ninety percent of a thirty day average closing price prior to close as required by the purchase and sale agreement. As part of the acquisition, we terminated our December 1, 2000 agreement with Saga and Saga was required to return 393,006 shares of our common stock at closing valued at $1,848,000, which had been previously issued as a deposit for the acquisition of the 680 producing wells and associated acreage mentioned above.

     We estimate our capital expenditures for onshore properties to be approximately $1.1 million for the year ending June 30, 2002. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

     Equity Transactions
     -------------------

     During fiscal 2000, we issued 215,000 shares of our common stock, at a price of $2.56 per share and valued at $550,000, to an unrelated entity as a commission for its involvement with the Point Arguello Unit and New Mexico acquisitions completed in fiscal 2000. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded in oil and gas properties.

     On December 1, 1999, we acquired a 6.07% working interest in the Point Arguello Unit, its three platforms (Hidalgo, Harvest, and Hermosa), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent Rocky Point Unit for $5,625,000 in cash consideration and the issuance of 500,000 shares of our common stock with an estimated fair value of $1,134,000.

     On December 8, 1999, we completed a sale of 428,000 shares of our common stock, at a price of $1.75 per share, to Bank Leu AG, for $749,000. We paid a commission of $75,000 recorded as an adjustment to equity. In addition, we granted warrants to purchase 250,000 shares of our common stock at prices ranging from $2.00 to $4.00 per share for six to twelve months from the effective date of a registration covering the underlying warrants to an unrelated entity. The warrants were valued at $95,000 which was a 10% discount to market, based on the quoted market price of the stock at the time of issuance. The warrants were accounted for as an adjustment to stockholders' equity.

     On December 16, 1999, we issued 15,000 shares of our restricted common stock, at a price of $2.14 per share and valued at $32,000, to an unrelated company as a commission for its involvement with establishing a credit facility for our Point Arguello Unit purchase recorded as a deferred financing cost and amortized over the life of the loan. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price on the date the commission was earned.

     On January 4, 2000, we completed the sale of 175,000 shares of our common stock in a private transaction to Evergreen Resources, Inc. ("Evergreen"), also a shareholder, for net proceeds to us of $350,000.

     On January 5, 2000, we issued 60,000 shares of our restricted common stock, at a price of $2.14 per share and valued at $128,000, to an unrelated company as a commission for its involvement with establishing a credit facility for our Point Arguello Unit purchase which was recorded as a deferred financing cost and amortized over the life of the loan. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price on the date the commission was earned.

     On June 1, 2000, we issued 90,000 shares of our common stock, at a price of $3.04 per share and valued at $273,000, to Whiting as a deposit to acquire certain interests in producing properties in Stark County, North Dakota. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded in oil and gas properties.

     On July 5, 2000, we completed the sale of 258,621 shares of our restricted common stock to an unrelated entity for $750,000. A fee of $75,000 was paid and options to purchase 100,000 shares of our common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity as consideration for their efforts and consultation related to the transaction. The options were valued at approximately $307,000 based on the estimated fair value of the options issued and recorded as an adjustment to equity.

     On July 31, 2000, we issued an aggregate of 30,000 shares of our restricted common stock, at a price of $3.38 per share and valued at $116,000, to the shareholders of Saga Petroleum Corporation (Brent J. Morse, Morse Family Security Trust, and J. Charles Farmer) for an option to purchase certain properties owned by Saga and its affiliates. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

     On August 3, 2000, we issued 21,875 shares of our restricted common stock, at a price of $3.38 per share and valued at $74,000, to CEC Inc. in exchange for an option to purchase certain properties owned by CEC Inc. and its partners. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Company committed to the transaction and recorded in oil and gas properties.

     On September 7, 2000, we issued 103,423 shares of our restricted common stock, at a price of $4.95 per share and valued at $512,000, to shareholders of Saga Petroleum Corporation in exchange for an option to purchase certain properties under a Purchase and Sale Agreement (see Form 8-K dated September

7, 2000). The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

     On September 29, 2000, we issued 487,844 shares of our restricted common stock, at a price of $3.38 per share and valued at $1,646,000, to Castle Offshore LLC, a subsidiary of Castle Energy Corporation and BWAB Limited Liability Company ("BWAB"), as partial payment for properties in Louisiana. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Company committed to the transaction and is recorded in oil and gas properties.

     On September 30, 2000, we issued 289,583 shares of our restricted common stock, at a price of $4.61 per share and valued at $1,336,000, to Saga Petroleum Corporation and its affiliates as part of a deposit on the purchase of properties in West Texas and Southeastern New Mexico. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance.

     During the quarter ended September 30, 2000 we issued 100,000 shares of our restricted common stock at a price of $4.50 per share at a value of $450,000 to BWAB as a commission for its involvement with the North Dakota properties acquisition. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Commission was earned and is recorded in oil and gas properties.

     On October 11, 2000, we issued 138,461 shares of our restricted common stock to Giuseppe Quirici, Globemedia AG and Guadrafin AG for $450,000. We paid $45,000 to an unrelated individual and entity for their efforts and consultation related to the transaction.

     On January 3, 2001, we entered into an agreement with Evergreen, also a shareholder, whereby Evergreen acquired 116,667 shares of our restricted common stock for $350,000. We also issued an option to acquire an interest in three undeveloped Offshore Santa Barbara, California properties until September 30, 2001. No book value was assigned to the option. Upon exercise, Evergreen would have been required to transfer the 116,667 shares of our common stock back to us and would have been responsible for 100% of all future minimum payments underlying the properties in which the interest is acquired. This option has expired.

     On January 12, 2001, we issued 490,000 shares of our restricted common stock to an unrelated entity for $1,102,000. We paid a cash commission of $110,000 to an unrelated individual and issued options to purchase 100,000 shares of our common stock at $3.25 per share to an unrelated company for its efforts in connection with the sale. The options were valued at approximately $200,000. Both the commission and the value of the options have been recorded as an adjustment to equity.

     On January 18, 2001 Franklin Energy LLC, an affiliate of BWAB Limited Liability Company, a less than 10% shareholder, earned 20,250 shares of our common stock for its assistance in the purchase of the Cedar State property. The shares issued were issued during our most recently completed fiscal quarter and valued at $81,000, which was a 10% discount to market, based on the quoted market price of our stock at the date of the acquisition. The shares were accounted for as an adjustment to the purchase price and capitalized to oil and gas properties.

     On April 13, 2001, Franklin Energy LLC, an affiliate of BWAB Limited Liability Company, a less than 10% shareholder, earned 10,000 shares of our common stock for its assistance in the sale of the West Delta property. The shares issued were valued at $40,000, which was a 10% discount to market, based on the quoted market price of our stock at the date the contract was entered into. The value of the stock was recorded as an adjustment to the sale price.

     Agreement with Swartz
     ---------------------

     On July 21, 2000, we entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and has been recorded as an adjustment to equity. In the aggregate, we issued options to Swartz and the other unrelated company valued at $1,436,000 as consideration for the firm underwriting commitment of Swartz and related services to be rendered and recorded in additional paid in capital. The options were valued at market based on the quoted market price at the time of issuance.

      The investment agreement entitles us to issue and sell ("Put") up to $20 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume over a three year period following the effective date of a registration statement covering the resale of the shares to the public. Pursuant to the terms of this investment agreement the Company is not obligated to sell to Swartz all of the common stock referenced in the agreement nor does the Company intend to sell shares to the entity unless it is beneficial to the Company.

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

     If we do not Put at least $2,000,000 worth of common stock to Swartz during each one year period following the effective date of the Investment Agreement, we must pay Swartz an annual non-usage fee. This fee equals the difference between $200,000 and 10% of the value of the shares of common stock we Put to Swartz during the one year period. The fee is due and payable on the last business day of each one year period. Each annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it accrued. We are not required to pay the annual non-usage fee to Swartz in years we have met the Put requirements. We are also not required to deliver the non-usage fee payment until Swartz has paid us for all Puts that are due. If the investment agreement is terminated, we must pay Swartz the greater of
(i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date. We may terminate our right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of our intention to terminate. However, any termination will not affect any other rights or obligations we have concerning the investment agreement or any related agreement.

     We cannot determine the exact number of shares of our common stock issuable under the investment agreement and the resulting dilution to our existing shareholders, which will vary with the extent to which we utilize the investment agreement and the market price of our common stock. The investment agreement provides that we cannot issue shares of common stock that would exceed 20% of the outstanding stock on the date of a Put unless and until we obtain shareholder approval of the issuance of common stock. We will seek the required shareholder approval under the investment agreement and under NASDAQ rules.

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $1,480,000 and $1,378,000 during the years ended June 30, 2001 and 2000, respectively.

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

      Market Risk
     ------------

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue
and related receivables are payable in U.S. dollars.   We do have a contract
to sell 6,000 barrels a month at $27.31 through February 28, 2002. We were subject to interest rate risk on $9,434,000 of variable rate debt obligations at June 30, 2001. The annual effect of a one percent change in interest rates would be approximately $94,000. The interest rate on these variable rate debt obligations approximates current market rates as of June 30, 2001.

     Results of Operations
     ---------------------

     Net Earnings (Loss). Our net income for the year ended June 30, 2001 was $345,000 compared to a net loss of $3,367,000 for the year ended June 30, 2000. The results for the years ended June 30, 2001 and 2000 were effected by the items described in detail below.

     Revenue. Total revenue for the year ended June 30, 2001 was $12,877,000 compared to $3,576,000 for the year ended June 30, 2000. Oil and gas sales for the year ended June 30, 2001 were $12,254,000 compared to $3,356,000 for the year ended June 30, 2000. The increase in oil and gas sales during the year ended June 30, 2001 resulted from the acquisitions of twenty producing wells, five injection wells located in Eland and Stadium fields in Stark County, North Dakota and the Cedar State gas property in Eddy County, New Mexico during fiscal 2001 and eleven producing wells in New Mexico and Texas and the acquisition of an interest in the offshore California Point Arguello Unit during fiscal 2000. The increase in oil and gas sales were also impacted by the increase in oil and gas prices. If we would not have sold our proportionate shares of our barrels offshore California at $8.25 and $14.65 per barrel under fixed price contracts with production purchases, we would have realized an increase in income of $1,242,000 in 2001 and $2,033,000 in 2000.

     Gain on sale of oil and gas properties. During the years ended June 30, 2001 and 2000, we disposed of certain oil and gas properties and related equipment to unaffiliated entities. We have received proceeds from the sales of $3,700,000 and $75,000 which resulted in a gain on sale of oil and gas properties of $458,000 and $75,000 for the years ended June 30, 2001 and 2000, respectively.

     Other Revenue. Other revenue represents amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

     Production volumes and average prices received for the years ended June 30, 2001 and 2000 are as follows:

                                          2001                 2000
                                    Onshore   Offshore   Onshore   Offshore
Production:
   Oil (barrels)                    117,471   307,723     9,620    186,989
   Gas (Mcf)                        539,497         -    362,051         -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                 $27.10    $18.49     $25.95    $11.54
   Gas (per Mcf)                    $ 6.27         -     $ 2.62         -
   Gross of forward contract sales*
   Oil (per barrel)                 $27.30    $22.53     $25.95    $21.14
   Gas (per Mcf)                    $ 6.27         -     $ 2.62         -

*We sold 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and we sold 25,000 barrels of our offshore production per month from June 2000 to December 2000 at $14.65 per barrel under fixed price contracts with production purchases. We sold 6,000 barrels per month from March 1, 2001 through June 30, 2001 at $27.31 per barrel under fixed price contracts with production purchases.

     Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2001 were $4,698,000 compared to $2,405,000 for the year ended June 30, 2000. The increase in lease operating expense compared to 2000 resulted from the acquisitions of twenty producing wells and five injection wells in Stark County, North Dakota and the Cedar State gas property in Eddy County, New Mexico during fiscal 2001 and the acquisition of an interest in eleven new properties onshore and an interest in the offshore Point Arguello Unit near Santa Barbara, California during fiscal 2000. On a per Bbl equivalent basis, production expenses and taxes were $3.88 for onshore properties and $12.65 for offshore properties during the year ended June 30, 2001 compared to $4.94 for onshore properties and $11.02 for offshore properties for the year ended June 30, 2000.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 2001 was $2,533,000 compared to $888,000 for the year ended June 30, 2000. On a per Bbl equivalent basis, the depletion rate was $8.16 for onshore properties and $2.71 for offshore properties during the year ended June 30, 2001 compared to $4.64 for onshore properties and $3.00 for offshore properties for the year ended June 30, 2000.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $89,000 for the year ended June 30, 2001 compared to $47,000 for the year ended June 30, 2000.

     Abandonment and Impairment of Oil and Gas Properties. We recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 2001 of $798,000. Our proved properties were assessed for impairment on an individual field basis and we recorded impairment provisions attributable to certain producing properties of $174,000 for the year ended June 30, 2001. The expense in 2001 also includes a provision for impairment of the costs associated with the Kazakhstan licenses of $624,000. We made a determination based on the political risk and lack of expertise in the area that it may not be economical to develop this prospect and as such we may not proceed with this prospect. Based on an assessment of all properties as of June 30, 2000, there was no impairment for oil and gas properties in fiscal 2000. See impairment of Long-Lived Assets in "Description of Properties."

     Professional Fees. Professional fees for the year ended June 30, 2001 were $1,108,000 compared to $519,000 for the year ended June 30, 2000. The increase in professional fees compared to fiscal 2000 can be primarily attributed to legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for year ended June 30, 2001 were $1,470,000 compared to $1,258,000 for the year ended June 30, 2000. The increase in general and administrative expenses is primarily attributed to the increase in travel, corporate filings, salaries and contract labor.

     Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 2001 and 2000 of $409,000 and $538,000, respectively, for options granted to certain officers, directors, employees and consultants at option prices below the market price at the date of grant. The stock option expense for fiscal 2001 and 2000 can primarily be attributed to options to certain consultants that provide us with shareholder relations services and options to our directors.

     Interest and Financing Costs. Interest and financing costs for the year ended June 30, 2001 were $1,861,000 compared to $1,265,000 for the year ended June 30, 2000. The increase in interest and financing costs can be attributed to the increase in the amortization of the deferred financing costs relating to the additional debt for the new acquisitions during fiscal 2001 primarily relating to the overriding royalties earned by Kaiser-Francis Oil Company pursuant to the loan agreement.

     Other Income. Other income of $528,000 for the year ended June 30, 2001 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group, in the amount of $350,000.

     Recently Issued or Proposed Accounting Standards and Pronouncements
     -------------------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" and approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 will have no impact on our fiscal 2001 financial statements.

     SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. The adoption will have no impact on our fiscal 2001 financial statements.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact SFAS No. 143 will have on our financial condition and results of operations.


ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements are included and begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                             PART III

     The information required by Part III, Items 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," 10 "Executive Compensation," 11 "Security Ownership of Certain Beneficial Owners and Management," and 12 "Certain Relationships and Related Transactions," is incorporated by reference to Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders. For information concerning Item 9 "Directors and Executive Officers" see Part I, Item 4A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The Exhibits listed in the Index to Exhibits appearing at page 49 filed as part of this report.

     (b)   Reports on Form 8-K.

           Form 8-K; April 19, 2001, Items 2 & 7

                                INDEX TO EXHIBITS


2. Plans of Acquisition, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.

3. Articles of Incorporation and By-laws. The Articles of Incorporation and Articles of Amendment to Articles of Incorporation and By-laws of the Registrant were filed as Exhibits 3.1, 3.2, and 3.3, respectively, to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934, filed September 9, 1987 with the Securities and Exchange Commission and are incorporated herein by reference.

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

9.    Voting Trust Agreement.  Not applicable.

10.   Material Contracts.

10.1 Burdette A. Ogle "Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment", "Lease Interests Purchase Option Agreement" and "Purchase and Sale Agreement." Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated January 3, 1995.

10.2 Copies of Employment Agreements with Aleron H. Larson, Jr. and Roger A. Parker, previously filed with Form 10-KSB for the fiscal year ended June 30, 1998 as Exhibit 10.12.

10.3 Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1996.

10.4 Professional Services Agreement with GlobeMedia AG and Investment Representation Agreement with GlobeMedia AG, incorporated by reference from Exhibits 99.2 and 99.3 to the Company's Form 8-K dated April 9, 1998.

10.5 Delta Petroleum Corporation 1993 Incentive Plan, as amended June 30, 1999. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated June 1, 1999.

10.6 Agreement between Burdette A. Ogle and Delta Petroleum Corporation effective December 17, 1998. Incorporated by reference from
      Exhibit 99.2 to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.

10.7 Agreement between Whiting Petroleum Corporation and Delta Petroleum Corporation (including amendment) dated June 8, 1999. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated June 9, 1999.

10.8 Purchase and Sale Agreement dated October 13, 1999 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1999.

10.9  Agreement between Delta Petroleum Corporation, Roger A. Parker and
      Aleron H. Larson, Jr. dated November 1, 1999.   Incorporated by
      reference from Exhibit 99.3 to the Company's Form 8-K dated November 1, 1999.

10.10 Conveyance and Assignment from Whiting Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated December 1, 1999.

10.11 Loan Agreement (without exhibits) between Kaiser-Francis Oil Company and Delta Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated December 1, 1999.

10.12 Promissory Note dated December 1, 1999. Incorporated by reference from
      Exhibit 10.3 to the Company's Form 8-K dated December 1, 1999.

10.13 July 29, 1999 Agreement between GlobeMedia AG and Delta Petroleum Corporation with November 23, 1999 amendment. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated January 4, 2000.

10.14 Letter Agreement between GlobeMedia AG and Delta Petroleum Corporation
      dated November 23, 1999.    Incorporated by reference from Exhibit 99.3
      to the Company's Form 8-K dated January 4, 2000.

10.15 Agreement dated December 30, 1999 between Burdette A. Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated January 4, 2000.

10.16 Investment Representation Agreement dated December 17, 1999 between Evergreen Resources, Inc. and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated January 4, 2000.

10.17 Option Agreement between Evergreen Resources, Inc. and Delta Petroleum Corporation dated December 17, 1999 (effective as of January 4, 2000). Incorporated by reference from Exhibit 99.6 to the Company's Form 8-K dated January 4, 2000.

10.18 Purchase and Sale Agreement dated June 1, 2000 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated July 10, 2000.

10.19 Documents and Agreements dated July 10, 2000 between Delta Petroleum Corporation and Hexagon Investments, Inc. and/or Sovereign Holdings, LLC related to financing arrangements:
          -Partial Assignment of Contract;
          -Collateral Assignment of Purchase and Sale Agreement;
          -Letter Agreement re: loan;
          -Estoppel Certificate and Agreement;
          -Promissory Note;
          -Guarantee Agreement
      Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated July 10, 2000.

10.20 Investment Agreement dated July 21, 2000 between Delta Petroleum Corporation and Swartz Private Equity, LLC and related agreements. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated July 10, 2000.

10.21 Purchase and Sale Agreement between Delta Petroleum Corporation and Castle Offshore LLC and BWAB Limited Liability Company dated August 4, 2000. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated September 29, 2000.

10.22 Documents evidencing financing arrangements between Hexagon Investments and Delta Petroleum Corporation dated September 28, 2000. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated September 29, 2000.

10.23 Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.

10.24 Agreements between Evergreen Resources Inc and Delta Petroleum Corporation dated January 3, 2001. Incorporated by reference from
      Exhibit 10.1 to the Company's Form 8-K dated January 22, 2001.

10.25 Purchase and Sale Agreement (without exhibits) dated March 29, 2001 between Delta Petroleum Corporation and Panaco, Inc. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated April 13, 2001.

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

18.  Letter Regarding Change in Accounting Principles. Not applicable.

19.  Previously Unfiled Documents.  Not applicable.

21.  Subsidiaries of the Registrant. Not applicable.

22. Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.

23.  Consent of Experts and Counsel.

         23.1  KPMG LLP.  Filed herewith electronically.

24.  Power of Attorney.  Not applicable.

27.  Financial Data Schedule.  Not applicable.

99.  Additional Exhibits. Not applicable.

                        Independent Auditors' Report



The Board of Directors and Stockholders
Delta Petroleum Corporation:


We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  s/KPMG LLP
                                   KPMG LLP





Denver, Colorado
October 5, 2001

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                     June 30,      June 30,
                                                       2001         2000
                                                   -----------   -----------
ASSETS

Current Assets:
     Cash                                          $   518,000   $   302,000
     Trade accounts receivable,  net of
        allowance for doubtful accounts of $50,000
        at June 30, 2001 and June 30, 2000           1,673,000       614,000
     Accounts receivable - related parties             272,000       144,000
     Prepaid assets                                    594,000       373,000
     Other current assets                              538,000       198,000
                                                   -----------   -----------

          Total current assets                       3,595,000     1,631,000
                                                   -----------   -----------

Property and Equipment:
     Oil and gas properties, at cost (using
        the successful efforts method
        of accounting):                             29,955,000    20,414,000
     Less accumulated depreciation and depletion    (5,024,000)   (2,538,000)
                                                   -----------   -----------

          Net property and equipment                24,931,000    17,876,000
                                                   -----------   -----------
Long term assets:
     Deferred financing costs                          241,000       367,000
     Investment in Bion Environmental                  221,000       229,000
     Partnership net assets                            844,000       675,000
     Deposit on purchase of oil and gas properties           -       280,000
                                                   -----------   -----------

          Total long term assets                     1,306,000     1,551,000

                                                   $29,832,000   $21,058,000
                                                   ===========   ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                     June 30,      June 30,
                                                       2001         2000
                                                   -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
     Current portion of long-term debt             $ 3,038,000   $ 1,766,000
     Accounts payable                                2,071,000     1,637,000
     Other accrued liabilities                          46,000       154,000
     Deferred revenue                                        -        59,000
                                                   -----------   -----------

          Total current liabilities                  5,155,000     3,616,000
                                                   -----------   -----------

Long-term debt, net                                  6,396,000     6,479,000
                                                   -----------   -----------
Stockholders' Equity:
     Preferred stock, $.10 par value;
     authorized 3,000,000 shares, none issued                -             -
     Common stock, $.01 par value;
     authorized 300,000,000 shares, issued
     11,160,000 shares at June 30, 2001 and
     8,422,000 at June 30, 2000                        112,000        84,000
     Additional paid-in capital                     40,700,000    33,747,000
     Accumulated other comprehensive income             69,000        77,000
     Accumulated deficit                           (22,600,000)  (22,945,000)
                                                   -----------   -----------

          Total stockholders' equity                18,281,000    10,963,000
                                                   -----------   -----------
Commitments
                                                   $29,832,000   $21,058,000
                                                   ===========   ===========




         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                      June 30      June 30
                                                        2001         2000
                                                    -----------  -----------
Revenue:
     Oil and gas sales                              $12,254,000  $ 3,356,000
     Gain on sale of oil and gas properties             458,000       75,000
     Operating fee income                               106,000       76,000
     Other revenue                                       59,000       69,000
                                                    -----------  -----------
          Total revenue                              12,877,000    3,576,000


Operating expenses:
     Lease operating expenses                         4,698,000    2,405,000
     Depreciation and depletion                       2,533,000      888,000
     Exploration expenses                                89,000       47,000
     Abandoned and impaired properties                  798,000            -
     Dry hole costs                                      94,000            -
     Professional fees                                1,108,000      519,000
     General and administrative                       1,470,000    1,258,000
     Stock option expense                               409,000      538,000
                                                    -----------  -----------
          Total operating expenses                   11,199,000    5,655,000

Income (loss) from operations                         1,678,000   (2,079,000)

Other income and expenses:
     Other income                                       528,000       90,000
     Interest and financing costs                    (1,861,000)  (1,265,000)
     Loss on sale of securities available for sale           -      (113,000)
                                                    -----------  -----------
          Total other income and expenses            (1,333,000)  (1,288,000)
                                                    -----------  -----------
          Net income (loss)                         $   345,000  $(3,367,000)
                                                    ===========  ===========



        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
 and Comprehensive Income (Loss)
Years ended June 30, 2001 and 2000

                                                                              Accumulated
                                                                                other
                                             Common Stock        Additional  comprehensive
                                          --------------------     paid-in      income      Comprehensive   Accumulated
                                           Shares      Amount      capital      (loss)       income (loss)    deficit      Total
                                          ---------   --------   ----------- -------------  --------------  ------------ ----------
Balance, July 1, 1999                     6,390,000   $ 64,000    29,476,000   (115,000)                    (19,578,000)  9,847,000

Comprehensive loss:
  Net loss                                        -          -             -                  (3,367,000)    (3,367,000) (3,367,000)
                                                                                              ----------
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities          -          -             -     79,000                               -
  Less: Reclassification adjustment for
   losses included in net loss                    -          -             -    113,000          192,000                    192,000
                                                                                                ----------
Comprehensive loss                                -          -             -                  (3,175,000)
                                                                                                ==========
Stock options granted as compensation             -          -       500,000          -                               -     500,000
Shares issued for cash, net of commissions  603,000      6,000     1,018,000          -                               -   1,024,000
Shares issued for cash upon exercise
 of options                               1,049,000     10,000     1,368,000          -                               -   1,378,000
Shares and options issued with financing     75,000      1,000       565,000          -                               -     566,000
Shares issued for oil and gas properties    215,000      2,000       548,000          -                               -     550,000
Shares issued for deposit on oil and gas
 properties                                  90,000      1,000       272,000          -                               -     273,000
                                         ----------   --------   ----------     -------                     -----------  ----------
Balance, June 30, 2000                    8,422,000     84,000    33,747,000     77,000                     (22,945,000) 10,963,000
Comprehensive income (loss):
  Net income                                      -          -             -                     345,000        345,000     345,000
                                                                                                ----------
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities          -          -             -     (8,000)          (8,000)                    (8,000)
                                                                                                ----------
Comprehensive income                              -          -             -                     337,000
                                                                                              ==========
Stock options granted as compensation             -          -       520,000          -                               -     520,000
Fair value of warrants issued for common stock
 investment agreement                             -          -     1,436,000          -                               -   1,436,000
Warrant issued in exchange for common stock
 investment agreement                             -          -   (1,436,000)          -                               -  (1,436,000)
Shares issued for cash, net of            1,004,000     10,000    2,412,000           -                               -   2,422,000
 commissions
Shares issued for cash upon exercise of
 options                                    922,000      9,000    1,471,000           -                               -   1,480,000
Conversion of note payable and accrued
 interest to common stock                   200,000      2,000      509,000           -                               -     511,000
Shares issued for oil and gas properties,
 net                                        851,000      9,000    2,945,000           -                               -   2,954,000
Shares reacquired and retired              (239,000)    (2,000)    (904,000)          -                               -    (906,000)
                                         ----------   --------   ----------     -------                     -----------  ----------
Balance, June 30, 2001                   11,160,000   $112,000   40,700,000      69,000                     (22,600,000) 18,281,000
                                         ==========   ========   ==========     =======                     ===========  ==========





          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001 and 2000

                                                                   2001              2000
                                                               ------------      -----------
Cash flows operating activities:
   Net income (loss)                                           $    345,000      $(3,367,000)
   Adjustments to reconcile net income (loss) to cash
     used in operating activities:
       Gain on sale of oil and gas properties                      (458,000)         (75,000)
       Loss on sale of securities available for sale                 -               113,000
       Depreciation and depletion                                 2,533,000          888,000
       Stock option expense                                         520,000          500,000
       Amortization of financing costs                              506,000          467,000
       Abandoned and impaired properties                            798,000                -
   Net changes in operating assets and operating
     liabilities:
       Increase in trade accounts receivable                     (1,059,000)        (533,000)
       Increase in prepaid assets                                  (221,000)        (373,000)
       (Increase) decrease in other current assets                   66,000          (63,000)
       Increase in accounts payable trade                           222,000        1,243,000
       Increase (decrease) in other accrued liabilities            (269,000)         144,000
       Deferred revenue                                             (59,000)         (69,000)
                                                               ------------      -----------
Net cash provided by (used in) operating activities            $  2,924,000      $(1,125,000)
                                                               ------------      -----------
       Cash flows from investing activities:
       Additions to property and equipment                      (11,613,000)      (7,760,000)
       Deposit on purchase of oil and gas properties                      -           (6,000)
       Proceeds from sale of securities available for sale                -          135,000
       Proceeds from sale of oil and gas properties               3,700,000           75,000
       Increase in long term assets                                (169,000)        (675,000)
                                                               ------------      -----------
Net cash used in investing activities                            (8,082,000)      (8,231,000)
                                                               ------------      -----------
Cash flows from financing activities:
Stock issued for cash upon exercise of options                    1,480,000        1,378,000
Issuance of common stock for cash                                 2,422,000        1,024,000
Proceeds from borrowings                                         14,394,000       12,817,000
Repayment of borrowings                                         (12,777,000)      (5,640,000)
Decrease (increase) in accounts receivable from
  related parties                                                  (145,000)         (20,000)
                                                               ------------      -----------
Net cash provided by financing activities                         5,374,000        9,559,000
                                                               ------------      -----------
Net increase in cash                                                216,000          203,000
                                                               ------------      -----------
Cash at beginning of period                                         302,000           99,000
                                                               ------------      -----------
Cash at end of period                                          $    518,000      $   302,000
                                                               ============      ===========
Supplemental cash flow information -
Cash paid for interest and financing costs                     $  1,677,000      $   741,000
                                                               ============      ===========
Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties, net of return of
  deposited shares                                             $  2,954,000      $   550,000
                                                               ============      ===========
Common stock issued for note payable and
  accrued interest                                             $    511,000      $         -
                                                               ============      ===========
Common stock, options and overriding royalties
  issued for services relating to debt financing               $    330,000      $   891,000
                                                               ============      ===========
Common stock issued for deposit on purchase
  of oil and gas properties                                    $          -      $   273,000
                                                               ============      ===========
Shares reacquired and retired for
  oil and gas properties and options exercised                 $    906,000      $         -
                                                               ============      ===========

       See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

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

     At June 30, 2001, the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

     The consolidated financial statements include the accounts of  Delta and
Amber (collectively, the Company).   All intercompany balances and
transactions have been eliminated in consolidation. As Amber is in a net shareholders' deficit position for the periods presented, the Company has recognized 100% of Amber's earnings/losses for all periods.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations, for the same period prior to fiscal 2001. As of June 30, 2001, the Company had a working capital deficit of $1,560,000. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner or be able to fund exploration and development of its oil and gas properties.

     One aspect of the Company's business activities has been the buying and selling of oil and gas properties. In the past the Company has sold properties to fund its working capital deficits and/or its funding needs. In addition, during fiscal 2001 and 2000, the Company has raised approximately $3,902,000 and $2,402,000, respectively, through private placements and option exercises. Recently, the Company has taken steps to reduce losses and generate cash flow from operations, through the acquisition of producing oil and gas properties (see Note 3) which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely or acceptable terms.

     Cash Equivalents

     Cash equivalents consist of money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.
                                    F-7

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

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

     Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. Capitalized costs of undeveloped properties are assessed periodically on an individual field basis and a provision for impairment is recorded, if necessary, through a charge to operations.

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

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

     Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS No. 121 are permanent and may not be restored in the future.

     The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. As a result of such assessment, the Company has a $174,000 impairment provision attributable to certain producing properties for the year ended June 30, 2001 and no impairment provision for 2000.
                                    F-8

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

     For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property.

     The Company recorded an impairment provision attributed to certain undeveloped foreign properties of $624,000 for the year ended June 30, 2001 and had no impairment for the year ended June 30, 2000.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production when delivered to a third party pipeline which are credited to the Company are recorded as revenue until such time as the Company has produced its share of the total estimated reserves of the property. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 2001, the Company had produced and recognized as revenue approximately 67,000 Mcf more than its share of production. The undiscounted value of this imbalance is approximately $201,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

     Deferred Revenue

     Deferred revenue primarily represents amounts received for gas produced and delivered where the Company was uncertain as to the distribution of amounts attributable to its interest, including amounts from a gas purchaser under the terms of a recoupment agreement on properties that the Company acquired during the Amber acquisition. The Company deferred amounts pending a determination of the Company's revenue interest.

     The statute of limitation has expired for these deferred amounts and accordingly $59,000 and $69,000 for the years ended June 30, 2001 and 2000, respectively, have been written off and recorded as a component of other income.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

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

     Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings
(loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities outstanding were antidilutive in 2000.

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

     Recently Issued Accounting Standards and Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" and approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 1, 2001 will have no impact on Delta's 2001 financial statements.

     SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The adoption of SFAS No. 142 will have no impact on Delta's 2001 financial statements.

       SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact SFAS No. 143 will have on its financial condition and results of operations.

     Reclassification

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation.

(2)  Investment

     The Company's investment in Bion Environmental Technologies, Inc. ("Bion") is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as accumulated comprehensive income (loss), a separate component of stockholders' equity. During fiscal 2000 the Company received an additional 16,808 shares of Bion's common stock for rent and other services provided by the Company. The Company realized a loss of $113,000 for the year ended June 30, 2000 on the sales of securities available for sale. The Company had no receipts or sales of securities during fiscal 2001.

     The cost and estimated market value of the Company's investment in Bion at June 30, 2001 and 2000 are as follows:
                                                   Estimated
                                 Unrealized         Market
                     Cost         Gain              Value

       2001       $152,000        $  68,000         $220,000
       2000       $152,000        $  77,000         $229,000

     As of October 1, 2001, the estimated market value of the Company's investment in Bion, based on the quoted bid price of Bion's common stock, was approximately $130,000.

(3)   Oil and Gas Properties

Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,359,000 and $9,109,000, June 30, 2001 and June 30, 2000,
respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

     The Company is not the designated operator of any of these properties but is an active participant in the ongoing activities of each property along with the designated operator and other interest owners. If the designated operator elected not to or was unable to continue as the operator, the other property interest owners would have the right to designate a new operator as well as share in additional property returns prior to the replaced operator being able to receive returns. Based on the Company's size, it would be difficult for the Company to proceed with exploration and development plans should other substantial interest owners elect not to proceed. However, to the best of its knowledge, the Company believes the designated operators and other major property interest owners intend to proceed with exploration and development plans under the terms and conditions of the operating agreement. The ownership rights in each of these properties have been retained under various suspension notices issued by the Mineral Management Service of the U.S. Federal Government (MMS) whereby as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies. The delays have prevented the property owners from submitting for approval an exploration plan on four of the properties. If and when plans are submitted for approval, they are subject to review for consistency with the California Coastal Zone Management Planning (CZMP) and by the MMS for other technical requirements.

     In the summer of 2001, several events occurred that continue to impact the ability of the property owners to proceed to prepare exploration and development plans for the properties.

     In June, 2001, in the case of The State of California ex. rel. The California Coastal Commission: Gray Davis, Governor of California and Bill Lockyer, Attorney General in the State of California et. al., v. Gale A. Norton, Secretary of the Interior, United States Department of the Interior, Minerals Management Service, Regional Supervisor of the Minerals Management Service, et. al., the United States District Court for the Northern District of California found that the previous grants of lease suspensions by the MMS was an activity that required a determination by the MMS under the Coastal Zone Management Act that the lease suspensions were consistent with California's coastal management program, and ordered the MMS to set aside its approval of the subject suspensions and to direct suspensions of the offshore California leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     By correspondence dated on July 2, 2001, the MMS set aside its approval of the previously existing lease suspensions and directed new suspensions of all of the offshore California leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act. The new suspensions of operations directed by the correspondence do not specify an end date. The United States government has filed a notice of its intent to appeal the court's order in the Norton case.

     Based on discussions with the MMS and operators of the properties, the Company currently believes that the MMS, in cooperation with the property interest owners, will provide the State of California with a consistency determination under the Coastal Zone Management Act that will allow exploration and development plans to be prepared. Furthermore the Company believes that the MMS will seek to modify the previously submitted suspension of production requests to focus solely on "preliminary activities," and will approve new suspensions of production requests that do not contain any "milestones" per se, as the stated milestones in the previous suspensions of production appear to have been a significant factor in the court's decisions. The Company also believes that the end-date of any such new suspensions of production will likely be the anticipated spud date for the delineation wells set forth in the operator's respective requests for suspensions of production.

     Even though the Company is not the designated operator of the properties and regulatory approvals have not been obtained, the Company believes exploration and development activities on these properties will occur and is committed to expend funds attributable to its interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2001 and June 30, 2000 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     Acquisitions

     On November 1, 1999, the Company acquired interests in 10 operated wells in New Mexico and 1 non-operated well in Texas ("New Mexico") for a cost of $2,880,000. The acquisition was financed through borrowings from an unrelated entity at an interest rate of 18% per annum. On December 1, 1999, the Company refinanced the remaining principal with Kaiser-Francis Oil Company at a rate of prime plus 1 1/2%.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     On December 1, 1999, the Company completed the acquisition of the equivalent of a 6.07% working interest in the form of a financial arrangement termed a "net operating interest" in the Point Arguello Unit, and its three platforms (Hidalgo, Harvest and Hermosa) ("Point Arguello"), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent unproved undeveloped Rocky Point Unit from Whiting Petroleum Corporation ("Whiting"), a shareholder. Whiting retained its proportionate share of future abandonment liability associated with both the onshore and offshore facilities of the Point Arguello Unit. The acquisition had a purchase price of approximately $6,759,000 consisting of $5,625,000 in cash and 500,000 shares (which included the 300,000 shares issued during fiscal
1999) of the Company's restricted common stock with a fair market value of $1,134,000. The total acquisition cost of $5,059,000 was allocated between proved developed producing of $1,970,000, proved undeveloped of $1,700,000 and unproved undeveloped of $1,389,000. The Company assigned an unaffiliated third party a 3% overriding royalty interest in the Point Arguello properties as consideration for arranging the transaction.

     Subsequently, the Company committed to sell 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and from June 2000 to December 2000 at $14.65. If the Company would not have committed to sell its proportionate shares of its barrels at $8.25 and $14.65 per barrel, the Company would have realized an increase in income of $1,242,000 for the year ended June 30, 2001 and $2,033,000 for the year ended June 30, 2000.

      On July 10, 2000, the Company paid $3,745,000 and issued 90,000 shares of the Company's common stock valued at approximately $280,000 and on September 28, 2000, $1,845,000 to acquire interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota"). The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by the Company of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of the Company's net revenues from the effective date of the acquisitions through closing. Delta also issued 100,000 shares of its restricted common stock, valued at $450,000, to an unaffiliated party for its consultation and

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


assistance related to the transaction. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

      On September 29, 2000 the Company acquired the West Delta Block 52 Unit ("West Delta") from two unrelated entities by paying $1,529,000 and issuing 509,719 shares of its restricted common stock valued at $3.38 per share. The Company permitted three officers to purchase an aggregate 12.5% working interest acquired by the Company in the West Delta by delivering to the Company shares of the Company's common stock valued at $3.38 per share equal to 12.5% of the purchase price paid by the Company. The officers delivered 156,333 shares of common stock valued at $482,000 for actual costs incurred and the exercise of options. These shares have been retired. The Company borrowed $1,464,000 of the cash portion of the purchase price from an unrelated entity. Two of the Company's officers agreed to personally guarantee the loan. On April 13, 2001, the Company sold its proportionate share of West Delta. The Company received proceeds of $3,500,000 resulting in a gain on sale of oil and gas properties of $459,000.

      On December 1, 2000, the Company acquired a 50% interest and operations in approximately 52,000 gross acres in South Dakota from an unrelated entity for $467,000.

      On January 18, 2001, the Company acquired the Cedar State gas property ("Cedar State") in Eddy County, New Mexico from Saga Petroleum Corporation ("Saga") for $2,700,000. The consideration was $2,100,000 and 181,219 of the Company's common stock, valued at $600,000. The shares were valued at $3.31 per share based on ninety percent of a thirty day average closing price prior to close as required by the purchase and sale agreement. As part of the acquisition, the Company terminated a December 1, 2000 agreement with Saga and Saga was required to return 393,006 shares of the Company's common stock at closing valued of $1,848,000, which had been previously issued as a deposit for the acquisition of certain properties.

      On February 12, 2001, the Company permitted the officers of the Company to purchase in aggregate 12.5% of its prospect in South Dakota and in the Cedar State gas property, by delivering to the Company shares of its common stock valued at $5.125 per share, the closing stock price on February 12, 2001. The officers delivered 82,678 shares of common stock valued at $424,000 for actual costs incurred and the exercise of options.

      The following unaudited pro forma consolidated statements of operations information assumes that the acquisitions of North Dakota, New Mexico and Point Arguello discussed above occurred as of July 1, 1999:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

                                                Year Ended
                                                  June 30,
                                                -----------
                                              2001           2000

     Oil and gas sales                    $12,546,000    $ 8,314,000
                                          ===========     ==========
     Net income (loss)                    $   616,000    $  (786,000)
                                          ===========     ==========
     Net income (loss) per common share:
          Basic                           $       .06    $      (.11)
                                           ==========    ===========
          Diluted                         $       .05    $      (.11)
                                           ==========    ===========




     During the years ended June 30, 2001 and 2000, the Company has disposed of certain oil and gas properties and related equipment to unaffiliated entities. The Company has received proceeds from the sales of $3,700,000 and $75,000 and resulted in a net gain on sale of oil and gas properties of $458,000 and $75,000 for the years ended June 30, 2001 and 2000, respectively.


(4)  Long Term Debt
                                           June 30,
                                 2001                    2000
                                 ----                    ----

     A                        $7,337,000              $7,504,000
     B                         2,097,000                       -
     C                                 -                 741,000
                              ----------              ----------
                              $9,434,000              $8,245,000

     Current Portion           3,038,000               1,766,000
                              ----------              ----------
     Long-Term Portion        $6,396,000              $6,479,000
                              ==========              ==========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     A. On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from Kaiser-Francis Oil Company ("Lender"). As additional consideration for entering into the loan, the Company issued warrants to purchase 250,000 shares of our common stock for two years at $2.00 per share. The 250,000 warrants were valued at $260,000 and recorded as a deferred cost to be amortized over the life of the loan. The loan agreement provides for a 4-1/2 year loan with additional cost in the form of oil and gas overriding royalty interests of two and one-half percent (2.5%) on September 1, 2000 and an additional 2.5% on June 1, 2001, proportionately reduced, on all of the oil and gas properties acquired by Delta pursuant to the offshore agreement. In addition, the Company will be required to pay fees of $250,000 on June 1, 2002 and June 1, 2003 if the loan has not been retired prior to these dates. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and East Carlsbad field purchases. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The lender was assigned a 2.5% overriding royalty on September 1, 2000 and June 1, 2001, proportionately reduced to the Company's working interest ownership, on the offshore properties purchased as required by the loan agreement and valued at $130,000 and $200,000, respectively which was recorded as deferred financing cost and amortized. On June 28, 2001, the Company entered into an agreement to buy back the lender's 250,000 warrants to purchase the Company's common stock for $875,000 which was added to the existing debt obligation in exchange for additional drilling opportunities on the same properties collateralized by the loan. The loan is collateralized by the Company=s oil and gas properties acquired with the loan proceeds.

      B. On October 25, 2000, the Company borrowed $3,000,000 at prime plus 3%, secured by the acquired interests in the Eland and Stadium fields in Stark County, North Dakota, from US Bank National Association (US Bank). On February 28, 2001, the Company increased its existing loan with US Bank to $5,300,000. The loan matures on August 31, 2003 and is collateralized by certain oil and gas properties. The Company is required to make monthly payments in the amount of 90% of the net revenue from the oil and gas properties collateralizing the loan. The Company has a contract to sell 6,000 barrels of oil per month at $27.31 per barrel through February 28, 2002. The Company is currently in compliance with the loan agreement.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

     C. On July 30, 1999, the Company borrowed $2,000,000 at 18% per annum from an unrelated entity which was personally guaranteed by two of the officers of the Company. The Company paid a 2% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company entered into an agreement with two of its officers, under which a 1% overriding royalty interest in the properties acquired with the proceeds of the loan (proportionately reduced to the Company's interest in each property)
was assigned to each of the officers.   The estimated fair value of each
overriding royalty interest of $125,000 was recorded as a deferred financing cost. Each officer earned approximately $65,000 and $25,000 for their 1% overriding royalty interest during fiscal 2001 and 2000, respectively. During the quarter ended September 30, 2000, the Company paid off the loan and expensed the unamortized costs.

     On January 22, 2001, the Company borrowed $1,600,000 at 15% per annum from an unrelated entity, which was personally guaranteed by two officers of the Company. The proceeds were used to acquire the property from Saga. The loan was collateralized by the Company's oil and gas properties acquired with the loan proceeds. During the fourth quarter, the balance was paid in full.

     On September 29, 2000, the Company borrowed $1,464,000 at 15% per annum from an unrelated entity, which was personally guaranteed by two officers of the Company and matured on March 1, 2001. The proceeds were used to acquire the West Delta Block 52 Unit, a producing property in Plaquemines Parish, Louisiana. This note was paid in full during the quarter ended December 31, 2000.

     On September 29, 2000, the Company borrowed $500,000 at 10% per annum from an unrelated entity and matured on January 3, 2001. On December 18, 2001, the note and accrued interest of $11,000 was converted into 200,000 shares of the Company's restricted common stock.

     On November 1, 1999, the Company borrowed approximately $2,800,000 at 18% per annum from an unrelated entity maturing on January 31, 2000, which was personally guaranteed by two officers of the Company. The loan proceeds were used to purchase the 11 producing wells and associated acreage in New Mexico and Texas. On December 1, 1999, the Company paid the loan in full from the money borrowed from Kaiser-Francis Oil Company. The Company also paid a 1% origination fee to the lender. As consideration for the guarantee of the Company indebtedness, the Company agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest acquired in each property). The estimated fair value of each overriding royalty interest of $38,000 was recorded as a deferred financing cost. Each officer earned approximately $18,000 and $10,000 for their 1% of each overriding royalty interest during fiscal 2001 and 2000, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


(5)  Stockholders' Equity

     Preferred Stock

     The Company has 3,000,000 shares of preferred stock authorized, par value $.10 per share, issuable from time to time in one or more series. As of June 30, 2001 and 2000, no preferred stock was issued.

     Common Stock

     On December 8, 1999, the Company completed a sale of 428,000 shares of its common stock, at a price of $1.75 per share, to Bank Leu AG, for $749,000. The Company paid a commission of $75,000 recorded as an adjustment to equity. In addition, the Company granted warrants to purchase 250,000 shares of its common stock at prices ranging from $2.00 to $4.00 per share for six to twelve months from the effective date of a registration covering the underlying warrants to an unrelated entity. The warrants were valued at $95,000 which was a 10% discount to market, based on quoted market price of the stock at the time of issuance. The warrants were accounted for as an adjustment to stockholders' equity.

     On December 16, 1999, the Company issued 15,000 shares of its restricted common stock, at a price of $2.14 per share and valued at $32,000, to an unrelated company as a commission for their involvement with establishing a credit facility for our Point Arguello Unit purchase recorded as a deferred financing cost and amortized over the life of the loan. The common stock issued was recorded at a 10% discount to market, which was based on quoted market price on the date the commission was earned.

     On January 4, 2000, the Company completed a sale of 175,000 shares of its common stock, at a price of $2.00 per share, to Evergreen, another oil and gas company, for net proceeds to us of $350,000. See note 8, Transactions with Other Stockholders.

     On January 5, 2000, the Company issued 60,000 shares of its restricted common stock, at a price of $2.14 per share and valued at $128,000, to an unrelated company as a commission for their involvement with establishing a credit facility for our Point Arguello Unit purchase which was recorded as a deferred financing cost and amortized over the life of the loan. The common stock issued was recorded at a 10% discount to market, which was based on quoted market price on the date the commission was earned.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     On June 1, 2000, the Company issued 90,000 shares of its common stock, at a price of $3.04 per share and valued at $273,000, to Whiting as a deposit to acquire certain interests in producing properties in Stark County, North Dakota. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded in oil and gas properties.

     During fiscal 2000, the Company issued 215,000 shares of its common stock, at a price of $2.56 per share and valued at $550,000, to an unrelated entity as a commission for its involvement with the Point Arguello Unit and New Mexico acquisitions completed in fiscal 2000. The common stock was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded in oil and gas properties.

     On July 5, 2000, the Company completed a sale of 258,621 shares of its common stock, at a price of $2.90 per share, to Bank Leu AG for $750,000. The Company paid a commission of $75,000 and options to purchase 100,000 shares of the Company's common stock at $2.50 per share and 100,000 shares at $3.00 per share for one year were issued to an unrelated individual and entity with a value of approximately $307,000. The commission paid was recorded as an adjustment to equity.

     On July 31, 2000, the Company paid an aggregate of 30,000 shares of its restricted common stock, at a price of $3.38 per share and valued at $116,000, to the shareholders of Saga Petroleum Corporation ("Saga")(Brent J. Morse, Morse Family Security Trust, and J. Charles Farmer) for an option to purchase certain properties owned by Saga and its affiliates. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

     On August 3, 2000, the Company issued 21,875 shares of its restricted common stock, at a price of $3.38 per share and valued at $74,000, to CEC Inc. in exchange for an option to purchase certain properties owned by CEC Inc. and its partners. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Company committed to the transaction and recorded in oil and gas properties.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     On September 7, 2000, the Company issued 103,423 shares of its restricted common stock, at a price of $4.95 per share and valued at $512,000, to shareholders of Saga Petroleum Corporation ("Saga") in exchange for an option to purchase certain properties under a Purchase and Sale Agreement. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time of issuance and recorded as a deposit on purchase of oil and gas properties.

     On September 29, 2000, the Company issued 487,844 shares of its restricted common stock, at a price of $3.38 per share and valued at $1,646,000, to Castle Offshore LLC, a subsidiary of Castle Energy Corporation and BWAB Limited Liability Company ("BWAB"), as partial payment for properties in Louisiana. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Company committed to the transaction and is recorded in oil and gas properties.

     During the quarter ended September 30, 2000 the Company issued 100,000 shares of its restricted common stock at a price of $4.50 per share at a value of $450,000 to BWAB as a commission for his involvement with the North Dakota properties acquisition. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the Commission was earned and is recorded in oil and gas properties.

     On October 11, 2000, the Company issued 138,461 shares of our restricted common stock to Giuseppe Quirici, Globemedia AG and Quadrafin AG for $450,000. The Company paid $45,000 to an unrelated individual and entity for their efforts and consultation related to the transaction.

      On December 1, 2000, we elected to exercise our option to purchase interests in 680 producing wells and associated acreage in the Permian Basin located in eight counties in west Texas and southeastern New Mexico from Saga Petroleum Corporation and its affiliates. We paid Saga and its affiliates $500,000 in cash and issued an additional 156,160 shares (289,583 shares in total) of our restricted common stock as a deposit required by the Purchase and Sale Agreement between the parties. On January 18, 2001, the Company terminated this agreement. (See footnote 3, Oil and Gas Properties.)

     On January 3, 2001, the Company entered into an agreement with Evergreen Resources, Inc. ("Evergreen"), a less than 10% shareholder, whereby Evergreen acquired 116,667 shares of the Company's restricted common stock for $350,000. The Company also issued an option to acquire an interest in three undeveloped Offshore Santa Barbara, California properties until September 30, 2001. No book value was assigned to the option. Upon exercise, Evergreen would have been required to transfer the 116,667 shares of the Company's common stock back to the Company and would have been responsible for 100% of all future minimum payments underlying the properties in which the interest is acquired. The option has expired.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     On January 12, 2001, the Company issued 490,000 shares of its restricted common stock to an unrelated entity for $1,102,000. The Company paid a cash commission of $110,000 to an unrelated individual and issued options to purchase 100,000 shares of the Company's common stock at $3.25 per share to an unrelated company for their efforts in connection with the sale. The options were valued at approximately $200,000. Both the commission and the value of the options have been recorded as an adjustment to equity.

     On July 21, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and have been recorded as an adjustment to equity. In the aggregate, the Company issued options to Swartz and the other unrelated company valued at $1,435,797 as consideration for the firm underwriting commitment of Swartz and related services to be rendered are recorded in additional paid in capital. The options were valued at market based on the quoted market price at the time of issuance.

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

     To exercise a Put, the Company must have an effective registration statement on file with the Securities and Exchange Commission covering the resale to the public by Swartz of any shares that it acquires under the investment agreement. Swartz will pay the Company the lesser of the market price for each share minus $0.25, or 91% of the market price for each share of common stock under the Put. The market price of the shares of common stock during the 20 business days immediately following the date the Company exercises a Put is used to determine the purchase price Swartz will pay and the number of shares the Company will issue in return.

     If the Company does not Put at least $2,000,000 worth of its common stock to Swartz during each one year period following the effective date of the Investment Agreement, it must pay Swartz an annual non-usage fee. This fee equals the difference between $200,000 and 10% of the value of the shares of common stock it Put to Swartz during the one year period. The fee is due and payable on the last business day of each one year period. Each annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it accrued. The Company is not required to pay the annual non-usage fee to Swartz in years it has met the Put requirements. The Company is also not

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


required to deliver the non-usage fee payment until Swartz has paid for all Puts that are due. If the investment agreement is terminated, the Company must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date. The Company may terminate its right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of its intention to terminate. However, any termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement.

     The Company cannot determine the exact number of shares of its common stock issuable under the investment agreement and the resulting dilution to its existing shareholders, which will vary with the extent to which the Company utilizes the investment agreement and the market price of its common stock. The investment agreement provides that the Company cannot issue shares of common stock that would exceed 20% of the outstanding stock on the date of a Put unless and until the Company obtains shareholder approval of the issuance of common stock. The Company will seek the required shareholder approval under the investment agreement and under NASDAQ rules.

     Non-Qualified Stock Options-Directors and Employees

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

     A summary of the Plan's stock option activity and related information for the years ended June 30, 2001 and 2000 are as follows:

                                         2001                  2000

                                   Weighted-Average       Weighted-Average
                                      Exercise                Exercise
                                  Options     Price      Options     Price


Outstanding-beginning of year     1,635,886   $1.36      1,640,163    $ 1.05
Granted                           1,882,500   $4.00         387,500      1.60
Exercised                          (562,171)  $(.81)      (391,777)     (.29)
                                  ---------              ---------
Outstanding-end of year           2,956,215   $3.14      1,635,886    $ 1.36
                                  =========              =========
Exercisable at end of year        2,006,215   $2.40      1,510,886    $  .95
                                  =========              =========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     The Company issued options to employees. Accordingly, the Company recorded stock option expense in the amount of $110,000 and $92,000, to employees for the year ended June 30, 2001 and 2000, respectively, for options issued to the directors below market.

     Exercise prices for options outstanding under the plan as of June 30, 2001 ranged from $0.05 to $9.75 per share. All but 60,000 options are fully vested at June 30, 2001. The weighted-average remaining contractual life of those options is 8.57 years. A summary of the outstanding and exercisable options at June 30, 2001, segregated by exercise price ranges, is as follows:

                                      Weighted
                                       Average
                        Weighted      Remaining                     Weighted
Exercise                 Average     Contractual                     Average
Price         Options    Exercise       Life        Exercisable      Exercise
Range       Outstanding   Price      (in years)      Options          Price
--------    ----------- ---------    -----------    -----------     ---------

$0.05-$1.12    426,690    $0.05        7.25           426,690         $0.05
$1.13-$3.25    489,525     1.71        8.17           489,525          1.71
$3.26-$9.75  2,040,000     4.14        8.95         1,090,000          3.65
             ---------    -----        ----         ---------         -----
             2,956,215    $3.14        8.57         2,006,215         $2.41
             =========    =====        ====         =========         =====


     Proforma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards 123 which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following Weighted-average assumptions for the years ended June 30, 2001 and 2000, respectively, risk-free interest rate of 5.1% and 5.5%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 64.03% and 56.07% and a weighted-average expected life of the options of
6.15 and 6.6 years.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal or greater to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net income (loss) for the years ended June 30, 2001 and 2000 would have been as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

                                                      June 30,
                                      -------------------------------------
                                                  2001         2000


   Net Income (loss)                           $  345,000    $(3,367,000)
   FAS 123 compensation effect                 (3,235,000)      (133,000)
                                             ----------     ----------
   Net loss after FAS 123
   compensation effect                         $(2,890,000)  $(3,500,000)
                                               ==========    ===========

   Income per common share:                    $     (.28)   $      (.45)
                                               ==========     ==========


     Non-Qualified Stock Options Non-Employee

     A summary of the Plan's stock option and warrant activity and related information for the years ended June 30, 2001 and 2000 are as follows:

                                           2001                2000

                                    Weighted-Average     Weighted-Average
                                          Exercise             Exercise
                                     Options     Price    Options    Price
                                     ---------   ------   ---------  ------

Outstanding-beginning of year        1,562,500   $ 3.33   1,194,500  $ 4.09

Granted                              1,250,000   $ 3.46   1,090,000    2.99
Exercised                             (360,000)  $(2.85)   (657,000)  (1.92)
Re-priced                                    -        -     350,000    1.93
Returned for re-pricing                      -        -    (350,000)  (3.48)
Purchased from Kaiser-Francis Oil Co  (250,000)  $(2.00)         -       -
Expired                                (62,500)  $(6.125)   (65,000)  (2.00)
                                     ---------            ---------
Outstanding-end of year              2,140,000   $ 3.56   1,562,500    3.33
                                     =========            =========
Exercisable at end of year           1,769,167   $ 3.28   1,112,500    2.67
                                     =========            =========

     The Company issued options to non-employees. Accordingly, the Company recorded stock option expense in the amount of $299,000 and 446,000 to non-employees for the years ended June 30, 2001 and 2000, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     Exercise prices for options outstanding under the plan as of June 30, 2001 ranged from $2.00 to $6.00 per share. All options are fully vested at June 30, 2001. The weighted-average remaining contractual life of those options is 5.15 years. A summary of the outstanding and exercisable options at June 30, 2001, segregated by exercise price ranges, is as follows:

                                      Weighted
                                       Average
                         Weighted      Remaining                   Weighted
Exercise                 Average     Contractual                   Average
Price         Options    Exercise       Life        Exercisable    Exercise
Range       Outstanding   Price      (in years)      Options        Price
--------    ----------- ----------   -----------    -----------   ----------

$2.00-$3.25  1,220,000    $2.83        4.67         1,220,000       $2.54
$3.26-$6.00    920,000     4.52        5.79           549,167        4.93
             ---------    -----        ----         ---------       -----
             2,140,000    $3.56        5.15         1,769,167       $3.28
             =========    =====        ====         =========       =====


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

    For the years ended June 30, 2001 and 2000 the Company contributed $18,000 and $18,000, respectively under the Plan.


(7)  Income Taxes

     At June 30, 2001 and 2000, the Company's significant deferred tax assets and liabilities are summarized as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000



                                        2001              2000
                                        ----              ----
  Deferred tax assets:
     Net operating loss
       Carryforwards                $  9,378,000      $  9,591,000
     Allowance for doubtful
       accounts not deductible
       for tax purposes                   19,000            19,000
     Oil and gas properties,
       principally due to
       differences in basis and
       depreciation and depletion              -           555,000
                                    ------------      ------------
     Gross deferred tax assets         9,397,000        10,165,000
     Less valuation allowance         (8,144,000)      (10,165,000)

Deferred tax liability:

     Oil and gas properties,
       principally due to
       differences in basis and
       depreciation and depletion     (1,253,000)                -
                                    ------------      ------------

Net deferred tax asset:             $          -      $          -
                                    ============      ============


No income tax benefit has been recorded for the years ended June 30, 2001 or 2000 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by the change in the valuation allowance for such net deferred tax assets.

     At June 30, 2001, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $24,700,000 and $23,900,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2001 through 2021. If not utilized, approximately $1.7 million of net operating losses will expire over the next five years. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $1,884,000, included in the above amounts are available only to offset future taxable income of Amber and are further limited to approximately $475,000 per year, determined on a cumulative basis.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


(8)  Related Party Transactions

     Transactions with Officers

     On January 3, 2000, the Company's Compensation Committee authorized the officers of the Company to purchase some of the Company's securities available for sale at the market closing price on that date. The Company's officers purchased 47,250 shares of the Company's securities available for sale for a cost of $238,000. Because the market price per share was below the Company's cost basis the Company recorded a loss on this transaction of $108,000.

     On December 30, 1999, the Company's Incentive Plan Committee granted the Chief Financial Officer 25,000 options to purchase the Company's common stock at $.01 per share. Stock option expense of $62,000 has been recorded based on the difference between the option price and the quoted market price on the date of grant.

     The Company's Board of Directors has granted each of our officers the right to participate in the drilling on the same terms as the Company in up to a five percent (5%) working interest in any well drilled, re-entered, completed or recompleted by us on our acreage (provided that any well to be re-entered or recompleted is not then producing economic quantities of hydrocarbons).

     On February 12, 2001, the Company's Board of Directors permitted Aleron
H. Larson, Jr., Chairman, Roger A. Parker, President, and Kevin Nanke, CFO, to purchase working interests of 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke in the Company's Cedar State gas property located in Eddy County, New Mexico and in the Company's Ponderosa Prospect consisting of approximately 52,000 gross acres in Harding and Butte Counties, South Dakota held for exploration. These officers were authorized to purchase these interests on or before March 1, 2001 at a purchase price equivalent to the amounts paid by Delta for each property as reflected upon our books by delivering to us shares of Delta common stock at the February 12, 2001 closing price of $5.125 per share, the market closing price on this date. Messrs. Larson and Parker each delivered 31,310 shares and Mr. Nanke delivered 15,655 shares in exchange for their interests in these properties. Also on February 12, 2001, the Company granted Messrs. Larson and Parker and Mr. Nanke the right to participate in the drilling of the Austin State #1 well in Eddy County, New Mexico by committing on February 12, 2001 (prior to any bore hole knowledge or information relating to the objective zone or zones) to pay 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke of Delta's working interest costs of drilling and completion or abandonment costs which costs may be paid in either cash or in Delta common stock at $5.125 per share, the market closing price on this date. All of these officers committed to participate in the well and will be assigned their respective working interests in the well and associated spacing unit after they have been billed and have paid for the interests as required.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     Accounts Receivable Related Parties

     At June 30, 2001, the Company had $272,000 of receivables from related parties (including affiliated companies) primarily for drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing.

     Transactions with Directors

     Under the Company's 1993 Incentive Plan, as amended, the Company grants on an annual basis, to each non-employee director, at the non-employee director's election, either: 1) an option for 10,000 shares of common stock; or 2) 5,000 shares of the Company's common stock. The options are granted at an exercise price equal to 50% of the average market price for the year in which the services are performed. The Company recognized stock option expense of $110,000, $30,000 for the years ended June 30, 2001 and 2000, respectively.

     Transactions with Other Stockholders

     On December 17, 1998, the Company amended its January 3, 1995 Purchase and Sale Agreement with Ogle under which it had previously acquired an additional undeveloped 1.53% working interest in the Gato Canyon unit, an additional 2.83% working interest in the Point Sal unit and an additional 12.62% working interest in the Lion Rock unit of the offshore Santa Barbara, California, federal oil and gas units, from Ogle on January 3, 1995. As a result of this amended agreement, at the time of each minimum annual payment the Company will be assigned an interest in three undeveloped offshore Santa Barbara, California, federal oil and gas units proportionate to the total $8,000,000 production payment. Accordingly, the annual $350,000 minimum payment has been recorded as an addition to undeveloped offshore California properties. In addition, under this agreement, the Company extended and re-priced a previously issued warrant to purchase 100,000 shares of the Company's common stock. The $60,000 fair value placed on the extension and re-pricing of this warrant was recorded as an addition to undeveloped offshore California properties. Prior to fiscal 1999, the minimum royalty payment was expensed in accordance with the purchase and sale agreement with Ogle dated January 3, 1995 and recorded as a minimum royalty payment and expensed. As of June 30, 2001, the Company has paid a total of $2,250,000 in minimum royalty payments and is to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the purchase. On December 30, 1999, the Company entered into an agreement with Ogle amending the Purchase and Sale Agreement between them dated January 3, 1995 to provide for and clarify the sharing of any compensation which the Company might receive in any form as consideration for any agreement, settlement, regulatory action or other arrangement with or by any governmental unit or other party precluding the further development of the properties acquired by the Company.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     On January 18, 2001, Franklin Energy LLC, an affiliate of BWAB Limited Liability Company, a less than 10% shareholder, earned 20,250 shares of the Company's common stock for their assistance in the purchase of the Cedar State property. The shares issued were valued at $81,000 which was a 10% discount to market, based on the quoted market price of our stock at the date of the acquisition. The shares were accounted for as an adjustment to the purchase price and capitalized to oil and gas properties.

     On April 13, 2001, Franklin Energy LLC, an affiliate of BWAB Limited Liability Company, a less than 10% shareholder, earned 10,000 shares of the Company's common stock for its assistance in the sale of the West Delta property. The shares issued were valued at $40,000, which was a 10% discount to market, based on the quoted market price of our stock at the date the contract was entered into. The value of the stock was recorded as an adjustment to the sale price.

     On January 3, 2001, the Company granted an option to acquire 50% of the above mentioned undeveloped proved property to Evergreen Resources, Inc. ("Evergreen"), a less than 10% shareholder, until September 30, 2001. Upon exercise, Evergreen would have been required to transfer 116,667 shares of Delta's common stock back to the Company and would have been responsible for all future cash payments of the Company to Ogle of $6,100,000. The value on our books of the interest that was subject to the option is $550,000. Evergreen has had this option for three consecutive years. The option expired September 30, 2001.

     The Company has a month to month consulting agreement with Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle") which provides for a monthly fee of $10,000.


(9)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements

                                                       Years Ended
                                                         June 30,
                                                     2001        2000

     Numerator:
     Numerator for basic and diluted
       earnings per share - income available
       to common stockholders                   $    345,000    $(3,367,000)
                                                ------------    -----------
     Denominator:
     Denominator for basic earnings
       per share-weighted average shares
       outstanding                                10,289,000      7,271,000

     Effect of dilutive securities-                1,464,000          *
       stock options and warrants               ------------    -----------
     Denominator for diluted
       earnings per common shares                 11,753,000      7,271,000
                                                ============    ===========

     Basic earnings per common share                     .03           (.46)
                                                ============    ===========

     Diluted earnings per common share                   .03           (.46)
                                                ============    ===========

     *Potentially dilutive securities outstanding were anti-dilutive.


(10) Commitments

     The Company rents an office in Denver under an operating lease which expires in April 2002. Rent expense, net of sublease rental income, for the for the years ended June 30, 2001 and 2000 was approximately $82,000 and $60,000, respectively. Future minimum payments under non-cancelable operating leases are as follows:

               2002           $116,000
               2003           $ 40,000
               2004           $ 31,000
               2005           $  6,000

    As a condition of the October 25, 2000 loan (note 5), the Company entered into a contract with Enron North America Corp. to sell 6,000 barrels per month of the production from these properties at an equivalent well head price of approximately $27.31 per barrel through February 28, 2002.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

(11) Disclosures About Capitalized Costs, Cost Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:
                                                June 30,      June 30,
                                                2001            2000
                                               ------------   -----------
Unproved undeveloped offshore
   California properties*                     $ 9,359,000     $9,109,000
Proved undeveloped offshore
   California properties                        1,149,000      1,700,000
Undeveloped onshore
   domestic properties                          1,616,000        452,000
Undeveloped foreign properties                          -        624,000
Developed Offshore California
   properties                                   4,699,000      3,286,000
Developed onshore domestic
   properties                                  13,038,000      5,154,000
                                              -----------     ----------
                                               29,861,000     20,325,000
Accumulated depreciation
    and depletion                              (4,940,000)    (2,457,000)
                                              -----------     ----------
                                              $24,921,000    $17,868,000
                                              ===========    ===========

* The unproved undeveloped offshore California properties have no proved reserves.

    Costs incurred in oil and gas producing activities are as follows:

                                                June 30,
                          ------------------------------------------------
                                  2001                       2000
                          Onshore       Offshore      Onshore     Offshore
                          --------      --------      --------    --------
Unproved property
  acquisition costs       $1,332,000   $  350,000             -   $1,739,000
Proved property
  acquisition costs       $7,480,000   $2,931,000    $2,756,000   $4,308,000
Development cost
  incurred on
  undeveloped reserves    $        -   $  686,000    $   39,000   $  328,000

Development costs-        $  592,000   $  375,000    $  73,000    $  351,000
   other
Exploration costs         $   32,000   $   57,000    $   33,000   $   14,000
                          ----------   ----------    ----------   ----------
                          $9,436,000   $4,399,000    $2,901,000   $6,740,000
Transferred amounts       ==========   ==========    ==========   ==========
  from undeveloped to
  developed properties    $        -   $  510,000    $        -   $   55,000
                          ==========   ==========    ==========   ==========
Transferred from oil
  and gas properties
  to deferred financing
  costs                   $    --       $ 330,000    $    --      $    --
                          ==========   ==========    ==========   ==========
                                    F-32

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, is as follows:

                                                 June 30,
                              --------------------------------------------
                                      2001                   2000
                              Onshore     Offshore     Onshore    Offshore
                              -------     --------     -------    --------
Revenue:
Oil and gas
   revenues                 $6,564,000  $5,690,000   $1,199,000  $2,157,000

Operating Income            $  106,000           -       76,000           -
Gain (loss) on sale
   of oil & gas properties  $   (1,000)    459,000           -            -
                            ---------   ----------   ----------  ----------
                            $6,669,000  $6,149,000   $1,275,000   2,157,000
Expenses:
Lease operating             $  805,000   3,893,000      345,000   2,060,000
Depletion                    1,691,000     839,000      325,000     561,000
Exploration                     32,000      57,000       33,000      14,000
Abandonment and
   impaired
   properties                 798,000            -            -           -
Dry hole costs                 94,000            -            -           -
                            ---------   ----------   ----------  ----------
Results of
   operations of oil
   and gas producing
   activities               $3,249,000  $1,360,000   $  572,000  $ (478,000)
                            ==========  ==========   ==========  ==========

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

    The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 2001 and 2000 were:
                  2001       2000
                  ----       ----

           A       59%        71%
           B       19%         -
           C        5%        13%

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


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

     (i) Reservoirs are considered proved if economic producability is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


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

     A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2001 and 2000 are as follows:

                                         Onshore              Offshore
                                    GAS         OIL        GAS       OIL
                                   (MCF)       (BBLS)     (MCF)     (BBLS)
                                 ---------    --------   -------  ---------

Balance at July 1, 1999          3,827,000     143,000       -             -

Revisions of quantity estimates    449,000      10,000       -             -
Purchase of properties           3,166,000     107,000       -     1,771,000
Production                        (362,000)    (10,000)      -      (187,000)
                                ----------    --------   -----     ---------
Balance at June 30, 2000         7,080,000     250,000       -     1,584,000
Revisions of quantity estimate  (3,743,000)   ( 25,000)      -      ( 90,000)
Extensions and discoveries         102,000       3,000       -             -
Purchase of properties           1,782,000     233,000       -       747,000
Sales of properties                      -           -       -      (720,000)
Production                        (539,000)   (117,000)      -      (308,000)
                                ----------    --------   -----     ---------
Balance at June 30, 2001         4,682,000     344,000       -     1,213,000
                                ==========    ========  ======     =========

Proved developed reserves:
   June 30, 1999                 2,289,000      13,000       -             -
   June 30, 2000                 5,672,000     120,000       -       908,000
   June 30, 2001                 4,474,000     342,000       -       906,000

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     Future net cash flows presented below are computed using year-end prices and costs and are net of all overriding royalty revenue interests.

     Future corporate overhead expenses and interest expense have not been included.

                                       Onshore        Offshore      Combined
                                     ------------    ----------    ----------

June 30, 2000

Future cash inflows                  $ 30,760,000    36,820,000    67,580,000
Future costs:
   Production                           7,713,000    12,027,000    19,740,000
   Development                          1,584,000     3,309,000     4,893,000
   Income taxes                                 -             -             -
                                     ------------    ----------    ----------

Future net cash flows                  21,463,000    21,485,000    42,948,000

   10% discount factor                 10,427,000     5,394,000    15,821,000
                                     ------------    ----------    ----------
Standardized measure of discounted
  future net cash flows              $ 11,036,000   $16,091,000   $27,127,000
                                     ============   ===========   ===========


June 30, 2001

Future cash inflows                   24,570,000     22,098,000    46,668,000
Future costs:
   Production                          7,971,000     11,969,000    19,940,000
   Development                           382,000      2,010,000     2,392,000
   Income taxes                                -              -             -
                                     ------------    ----------    ----------
Future net cash flows                 16,217,000      8,119,000    24,336,000

   10% discount factor                 6,267,000      2,095,000     8,362,000
                                     ------------    ----------    ----------
Standardized measure of discounted   $ 9,950,000    $ 6,024,000   $15,974,000
   future net cash flows             ===========    ===========   ===========

Estimated future development cost
   anticipated for fiscal
   2001 and 2002                     $   359,000    $ 1,206,000   $ 1,565,000
                                     ===========    ===========    ==========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


     The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 2001 and 2000 are as follows:


                                                 2001               2000
                                              ---------           ---------

Beginning of year                           $27,127,000        $  3,352,000

Sales of oil and gas produced during the
    period, net of production costs          (7,556,000)           (950,000)

Purchase of reserves in place                 9,082,000          21,678,000

Net change in prices and production costs    (2,634,000)          2,080,000

Changes in estimated future development
     costs                                     (371,000)            218,000

Extensions, discoveries and improved
     recovery                                   242,000                   -

Revisions of previous quantity estimates,
     estimated timing of development and
     other                                   (9,739,000)            336,000

Previously estimated development costs
     incurred during the period                 686,000              78,000

Sales of reserves in place                   (3,576,000)                  -

Accretion of discount                         2,713,000             335,000
                                            -----------         -----------

End of year                                 $15,974,000         $27,127,000
                                            ===========         ===========

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment to be signed on our behalf by the undersigned, who are authorized to do so.

                                   DELTA PETROLEUM CORPORATION


Date: October 12, 2001             By:/s/ Roger A. Parker
                                      ----------------------------------
                                      Roger A. Parker, President and
                                      Chief Executive Officer


Date: October 12, 2001             By:/s/ Kevin K. Nanke
                                      ----------------------------------
                                      Kevin K. Nanke, Treasurer and
                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



Date: October 12, 2001                /s/ Aleron H. Larson, Jr.
                                      ----------------------------------
                                      Aleron H. Larson, Jr., Director


Date: October 12, 2001                /s/ Roger A. Parker
                                      ----------------------------------
                                      Roger A. Parker, Director


Date: October 12, 2001                /s/ Terry D. Enright
                                      ----------------------------------
                                      Terry D. Enright, Director


Date: October 12, 2001                /s/ Jerrie F. Eckelberger
                                      ----------------------------------
                                      Jerrie F. Eckelberger, Director