Form 10KSB/A
period 2001-06-30
DELTA PETROLEUM CORP/CO
filed 2001-10-26
CIK 821483

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1

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

     Executive Officers and Directors
     --------------------------------

     Our Directors and Executive Officers are listed below. Executive Officers are elected by the Board of Directors and hold office until their successors are elected and qualified.

Name                      Age  Positions                  Period of Service

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

Roger A. Parker           39   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Terry D. Enright          52   Director                   November 1987 to
                                                          Present

Jerrie F. Eckelberger     57   Director                   September 1996
                                                          to Present

Kevin K. Nanke            36   Treasurer and Chief        December 1999
                               Financial Officer          to Present

     The following is additional biographical information as to the business experience of each of our current officers and directors.

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

     KEVIN K. NANKE, age 36, Chief Financial Officer, joined Delta in April 1995. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society. Mr. Nanke is not a nominee for election as a director.

     There is no family relationship among or between any of our Officers and/or Directors.

     Messrs. Enright and Eckelberger serve as the audit committee and as the compensation committee. Messrs. Enright and Eckelberger also constitute our Incentive Plan Committee for the Delta 1993 Incentive Plan.

     Our Compensation Committee makes recommendations to our Board in the area of executive compensation. Our Audit Committee is appointed for the purpose of overseeing and monitoring our independent audit process. It is also charged with the responsibility for reviewing all related party transactions for potential conflicts of interest. The Incentive Plan Committee is charged with the responsibility for selecting individual employees to be issued options and other grants under our 2001 Incentive Plan. Members of the Incentive Plan Committee, as non-employee directors, are automatically awarded options on an annual basis under a fixed formula under our 2001 Incentive Plan. (See "Compensation of Directors").

     All directors will hold office until the next annual meeting of shareholders.

     All of our officers will hold office until the next annual directors' meeting. There is no arrangement or understanding among or between any such officers or any persons pursuant to which such officer is to be selected as one of our officers.

     Indemnification
     ---------------

     The Articles of Incorporation and the Bylaws provide that we may indemnify our officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in our best interest and is a party to such actions by reason of his status as an officer or director.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act of 1934
---------------------------------------------------------

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the fiscal year ended June 30, 2001, and certain investment representations, no one who was a director, officer or beneficial owner of more than ten percent (10%) of our Common Stock failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation
--------------------

     The following table shows the aggregate direct remuneration for the fiscal years ended June 30, 2001, 2000, and 1999 to each executive officer:

                                              Summary Compensation Table
                                              --------------------------
                                                                            Long Term Compensation
                                                                  ----------------------------------------
                             Annual Compensation                       Awards(11)             Payouts
                      ----------------------------------          ----------------------  ----------------
                                                                            Securities             All
                                                   Other                     Underlying            Other
                                                   Annual         Restricted  Options/     LTIP   Compen-
Name and Principal           Salary(1)             Compen-         Stock       SARs      Payouts  sation
    Position          Year     ($)      Bonus($)   sation($)      Award(s)      (#)        ($)      ($)
------------------    ----   ---------  --------   ------------   ---------  ----------  -------  -------

Roger A. Parker       2001   198,000      91,000           0              0     750,000(2)     0        0
 Chief Executive      2000   198,000      75,000           0              0     100,000(3)     0        0
 Officer and          1999   198,000     105,000           0              0     510,663(4)     0        0
 President

Aleron H. Larson, Jr. 2001   198,000      91,000           0              0     750,000(2)     0        0
 Chairman, Secretary  2000   198,000      75,000           0              0     100,000(3)     0        0
 and Director         1999   198,000     105,000           0              0     559,500(5)     0        0

Kevin K. Nanke        2001   120,000      55,000           0              0     225,000(6)     0        0
 Chief Financial      2000   105,000      15,000           0              0     100,000(7)     0        0
 Officer and
 Treasurer


(1)  Includes reimbursement of certain expenses.

(2) Includes options to purchase 300,000 shares of common stock at $3.75 per share until July 14, 2010; options purchase 250,000 shares of common stock at $5.00 per share until October 9, 2010; and options to purchase 200,000 shares of common stock at $3.29 per share until January 8, 2011.

(3) Option to purchase 100,000 shares of common stock at $1.75 per share until November 5, 2009.

(4) Represents all options held by individual at June 30, 2000. Includes 320,977 previously granted options and 100,000 options granted during fiscal 1999 for which the exercise price was repriced during fiscal 1999 to $0.05 per share and the expiration date extended to 9/01/08 for 320,977 options and to 12/01/08 for 100,000 options. Also includes a grant of options to purchase 89,686 shares of common stock at $0.05 per share until 5/20/09.

(5) Represents all options held by individual at June 30, 2000. Includes 459,500 previously granted options and 100,000 options granted during fiscal 1999 for which the exercise price was repriced during fiscal 1999 to $0.05 per share and the expiration date extended to 9/01/08 for 459,500 options and to 12/01/08 for 100,000 options.

(6) Includes options to purchase 125,000 shares of common stock at $3.75 per share until July 14, 2010; and options to purchase 100,000 shares of common stock at $3.29 per share until January 8, 2011.

(7) Represents options to purchase 75,000 shares of common stock at $1.75 per share until November 5, 2009 and options to purchase 25,000 shares of common stock at $.01 per share until December 31, 2009.


Option/SAR Grants in last Fiscal Year - Individual Grants
---------------------------------------------------------

                                           Percent
                         Number of        of Total
                         Securities     Options/SAR's   Exercise     Market
                         Underlying      Granted to     or Base     Price on
                        Options/SAR's   Employees in     Price       Date of   Expiration
        Name              Granted        Fiscal Year     ($/Sh)    Grant($/sh)    Date
---------------------   -------------   -------------   --------   ----------- ----------
Roger A. Parker           300,000          15.94%        $3.75        $3.75     07/14/10
                          250,000          13.28%         5.00         5.00     10/09/10
                          200,000          10.62%         3.29         3.29     01/08/11

Aleron H. Larson, Jr.     300,000          15.94%        $3.75        $3.75     07/14/10
                          250,000          13.28%         5.00         5.00     10/09/10
                          200,000          10.62%         3.29         3.29     01/08/11

Kevin K. Nanke            125,000           6.64%        $3.75        $3.75     07/14/10
                          100,000           5.31%         3.29         3.29     10/01/10


Aggregated Options/Exercises in Last Fiscal Year and Year-End Option/Values
---------------------------------------------------------------------------

                                                       Number of
                                                       Securities            Value of
                                                       Underlying          Unexercised
                                                       Unexercised         in-the-Money
                                                         Options             Options
                           Shares                          at                  at
                          Acquired                   June 30, 2001(#)   June 30, 2001($)
                             on          Realized      Exercisable/      Exercisable/
         Name            Exercise (#)       $         Unexercisable       Unexercisable
---------------------    ------------    ----------- ----------------   ------------------
Roger A. Parker            250,236       $1,048,000     850,000/0          $  802,000/0
President, Chief Executive
Officer and Director

Aleron H. Larson, Jr.       92,810       $  406,000   1,276,690/0          $2,743,000/0
Chairman, Secretary
and Director

Kevin K. Nanke              59,725       $  194,000     464,175/0          $  946,000/0
Chief Financial
Officer and Treasurer


Compensation of Directors
-------------------------
     As a result of elections made by non-employee directors under the formulas provided in our 2001 Incentive Plan, as amended, we granted options to non-employee directors after the fiscal year end as follows:

                                Number       Exercise        Expiration
     Director                of Options      Price             Date

     Terry D. Enright           20,000      $1.95/sh        9/10/2011
     Jerrie F. Eckelberger      20,000       1.95/sh        9/10/2011


     In addition, the outside non-employee directors are each paid $500 per month. Jerrie F. Eckelberger and Terry D. Enright were each paid $6,000 during the year ended June 30, 2001.

Incentive Compensation Plan
---------------------------

     On October 25, 2001, the Board of Directors adopted the 2002 Incentive Plan ("2002 Plan"), which will be submitted for ratification by our shareholders at the next meeting of the shareholders. The maximum number of shares of Common Stock that may be issued under the 2002 Plan is 2,000,000 shares.

Employment Contracts and Termination of Employment
and Change-in-Control Agreement
--------------------------------------------------

     On April 10, 1998, our Compensation Committee authorized us to enter into employment agreements with our Chairman and President which employment agreements replaced and superseded the prior employment agreements with these persons. Under the employment agreements our Chairman and President each receive a salary of $198,000 per year. Their employment agreements have five-year terms and include provisions for cars, parking and health insurance. Terms of their employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event we have a change in control, as defined in our 1993 Incentive Plan, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements. Also in the event of a change of control and irrespective of any resulting termination, we will immediately cause all of each employee's then outstanding unexercised options to be exercised by us on behalf of the employee and we will pay the employee's federal, state and local taxes applicable to the exercise of the options and warrants.

Retirement Savings Plan
-----------------------

     During 1997 we began sponsoring a qualified tax deferred savings plan in the form of a Savings Incentive Match Plan for Employees ("SIMPLE") IRA plan available to companies with fewer than 100 employees. Under the SIMPLE IRA plan, our employees may make annual salary reduction contributions of up to three percent (3%) of an employee's base salary up to a maximum of $6,000 (adjusted for inflation) on a pre-tax basis. We will make matching contributions on behalf of employees who meet certain eligibility requirements. During the fiscal year ended June 30, 2001, we contributed $11,000 under the plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Security
Ownership of Management

     (a)  Security Ownership of Certain Beneficial Owners:

          The following table presents information concerning persons known by us to own beneficially 5% or more of our issued and outstanding voting securities at October 10, 2001:

                        Name and Address        Amount and Nature
                          of Beneficial           of Beneficial     Percent
Title of Class (1)          Owner                   Ownership      of Class(2)

Common stock         Aleron H. Larson, Jr.     1,468,157 shares(3)   11.64%
(includes options    555 17th St., #3310
for common stock)    Denver, CO 80202

Common stock         Roger A. Parker           1,379,557 shares(4)   11.32%
(includes options    555 17th St., #3310
for common stock)    Denver, CO 80202

Common stock         GlobeMedia AG               805,846 shares(5)    6.85%
(includes options    Immanuel Hohlbauch
for common stock)    Strasse 41
                     Goppingen/Germany

Common stock         Burdette A. Ogle            761,891 shares(6)    6.76%
(includes options    1224 Coast Village Rd, #24
for common stock)    Santa Barbara, CA 93108

Common stock         BWAB Limited Liability      702,930 shares(7)    6.30%
                     Company
                     475 17th Street
                     Suite 1390
                     Denver, CO  80202

Common stock         Bank Leu AG                 692,721 shares(8)    6.20%
                     Bahnhofstrasse 32
                     8022 Switzerland

Common stock         Evergreen Resources, Inc.   643,061 shares       5.76%
                     1401 17th Street
                     Suite 1200
                     Denver, CO 80202

Common stock         Kevin K. Nanke              589,175 shares(9)    5.02%
(includes options    555 17th St., #3310
 for common stock)   Denver, CO 80202

------------------------------
(1) We have an authorized capital of 300,000,000 shares of $.01 par value common stock of which 11,164,826 shares were issued and outstanding as of October 10, 2001. We also have an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which no shares are outstanding.

(2) The percentage set forth after the shares listed for each beneficial owner is based upon total shares of common stock outstanding at October 10, 2001 of 11,164,826. The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised. Warrants and options are aggregated without regard to the class of warrant or option.

(3) Includes 12,467 shares owned by Mr. Larson's wife and 4,000 shares owned by his children; and 426,690 options to purchase 426,690 shares of common stock at $0.05 per share until September 21, 2008 for 151,690 of the options, until September 1, 2008 for 175,000 of the options and until December 10, 2008 for 100,000 of the options. Also includes options to purchase 100,000 shares of common stock at $1.75 per share until November 5, 2009; options to purchase 300,000 shares of common stock at $3.75 per share until July 14, 2010; options to purchase 250,000 shares of common stock at $5.00 per share until October 9, 2010; options to purchase 200,000 shares of common stock at $3.29 per share until January 8, 2011; and options to purchase 175,000 shares of common stock at $2.38 per share until October 5, 2011.

(4) Includes 354,557 shares owned by Mr. Parker directly. Also includes options to purchase 100,000 shares of common stock at $1.75 until November 5, 2009; options to purchase 300,000 shares of common stock at $3.75 per share until July 14, 2010; options to purchase 250,000 shares of common stock at $5.00 per share until October 9, 2010; options to purchase 200,000 shares of common stock at $3.29 per share until January 8, 2011; and options to purchase 175,000 shares of common stock at $2.38 per share until October 5, 2011.

(5) Consists of 90,692 shares owned directly by GlobeMedia AG; 54,000 shares owned by its president, Karl Spoddig; 10,000 shares owned by GlobeMedia Gmbh; 46,154 shares owned by Quadrafin AG; options to purchase 5,000 shares of common stock at $2.50 per share until April 10, 2002; options to purchase 200,000 shares of common stock at $4.5625 per share for a period of one year beginning with the effective date of a registration statement covering the shares underlying the options; options in the name of Pegasus Finance Limited, an affiliate of GlobeMedia AG, to purchase common stock for periods beginning with the effective date of a registration statement covering the common shares underlying the options as follows: 100,000 shares at $2.50 per share for one year; 100,000 shares at $3.00 per share for one year; 100,000 shares at $6.00 per share for one year; and options, also in the name of Pegasus Finance Limited, to purchase 100,000 shares of common stock at $3.125 per share until January 9, 2004.

(6) Includes 635,264 shares owned by Mr. Ogle directly, 26,627 shares owned beneficially by Sunnyside Production Company, and warrants to purchase 100,000 shares of common stock at $3.00 per share until August 31, 2004, with a call provision that allows us to repurchase any unexercised warrants for an aggregate sum of $1,000 after our stock has traded for $6.00 per share or greater for 30 consecutive trading days.

(7) Includes 672,680 shares owned directly and 30,250 shares owned by an affiliate, Franklin Energy, LLC.

(8) Shares are held by Bank Leu AG as nominee for various beneficial owners, none of which owns beneficially greater than 5% of our stock. Bank Leu AG holds record title only and does not have voting or investment power for the shares.

(9) Consists of 25,000 shares of common stock owned directly by Mr. Nanke; options to purchase 39,175 shares of common stock at $1.125 per share until September 1, 2008; options to purchase 25,000 shares of common stock at $1.5625 per share until December 12, 2008; options to purchase 100,000 shares of common stock at $1.75 per share until May 12, 2009; options to purchase 75,000 shares of common stock at $1.75 per share until November 5, 2009; options to purchase 125,000 shares of common stock at $3.75 per share until July 14, 2010; options to purchase 100,000 shares of common stock at $3.29 until January 9, 2011; and options to purchase 100,000 shares of common stock at $2.38 per share until October 5, 2011.

     (b)  Security Ownership of Management:

                        Name and Address        Amount and Nature
                          of Beneficial           of Beneficial     Percent
Title of Class (1)          Owner                   Ownership      of Class(2)

Common stock         Aleron H. Larson, Jr.     1,468,157 shares(3)   11.64%
Common stock         Roger A. Parker           1,379,557 shares(4)   11.32%
Common stock         Kevin K. Nanke              589,175 shares(5)    5.02%
Common stock         Terry D. Enright             30,000 shares(6)    0.27%
Common stock         Jerrie F. Eckelberger        20,725 shares(7)    0.19%
Common stock         Officers and Directors    3,487,614 shares(8)   24.46%
                      as a Group (5 persons)

------------------------------
(1)  See Note (1) to preceding table; includes options.

(2)  See Note (2) to preceding table.

(3)  See Note (3) to preceding table.

(4)  See Note (4) to preceding table.

(5)  See Note (9) to preceding table.

(6) Includes 10,000 Class I warrants to purchase shares of common stock at $3.50 per share until June 9, 2003 and options to purchase 20,000 shares of common stock at $1.95 until September 10, 2001.

(7) Includes 725 options to purchase shares of common stock at $2.98 per share until December 31, 2006 and options to purchase 20,000 shares of common stock at $1.95 until September 10, 2011

(8)  Includes all warrants, options and shares referenced in footnotes (3),
(4), (5), (6) and (7) above as if all warrants and options were exercised and as if all resulting shares were voted as a group.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a list of certain relationships and related party transactions in the previous two years:

     (a) Effective October 28, 1992, we entered into a five year consulting agreement with Burdette A. Ogle and Ronald Heck which provides for an aggregate fee to the two of them of $10,000 per month. We agreed to extend this agreement for one year during the 1998 fiscal year and, subsequent to June 30, 1998, agreed to extend it through December 1, 1999. Subsequent to

December 1, 1999 we have retained Messrs. Ogle and Heck on a month to month basis at the same monthly rate. At January 17, 2001, Messrs. Ogle and Heck owned beneficially 6.87% and 2.28%, respectively, of our outstanding Common Stock. To our best knowledge and belief, the consulting fee paid to Messrs. Ogle and Heck is comparable to those fees charged by Messrs. Ogle and Heck to other companies owning interests in properties offshore California for consulting services rendered to those other companies with respect to their own offshore California interests. It is our understanding that, in the aggregate, Mr. Ogle represents, as a consultant, a significant percentage of all of the ownership interests in the various properties that are located in the same general vicinity of our offshore California properties. Mr. Ogle also consults with and advises us relative to properties in areas other than offshore California, relative to potential property acquisitions and with respect to our general oil and gas business. It is our opinion that the fees paid to Messrs. Ogle and Heck for the services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons for similar services.

     (b) Effective February 24, 1994, at the time Ogle was the owner of 21.44% of our stock, he granted us an option to acquire working interests in three undeveloped offshore Santa Barbara, California, federal oil and gas units. In August 1994, we issued a warrant to Ogle to purchase 100,000 shares of our common stock for five years at a price of $8 per share in consideration of the agreement by Ogle to extend the expiration date of the option to January 3, 1995. On January 3, 1995, we exercised the option from Ogle to acquire the working interests in three proved undeveloped offshore Santa Barbara, California federal oil and gas units. The purchase price of $8,000,000 is represented by a production payment reserved in the documents of Assignment and Conveyance and will be paid out of three percent (3%) of the oil and gas production from the working interests with a requirement for minimum annual payments. We paid Ogle $1,550,000 through fiscal 1999 and are to continue to pay a minimum of $350,000 annually until the earlier of: 1) when the production payments accumulate to the $8,000,000 purchase price; 2) when 80% of the ultimate reserves of any lease have been produced; or 3) 30 years from the date of the conveyance. Under the terms of the agreement, we may reassign the working interests to Ogle upon notice of not more than 14 months nor less than 12 months, thereby releasing us of any further obligations to Ogle after the reassignment.

     On December 17, 1998, we amended our Purchase and Sale Agreement with Ogle dated January 3, 1995. As a result of this amended agreement, at the time of each minimum annual payment we will be assigned an interest in the three undeveloped offshore Santa Barbara, California federal oil and gas units proportionate to the total $8,000,000 production payment. Accordingly, the annual $350,000 minimum payment is recorded as an addition to undeveloped offshore California properties. In addition, pursuant to this agreement, we extended and repriced the previously issued warrant to purchase 100,000 shares of our Common Stock. Prior to fiscal 1999, the minimum royalty payment was expensed in accordance with the purchase and sale agreement with Ogle dated January 3, 1995. As of June 30, 2000, we had paid a total of $1,900,000 in minimum royalty payments.

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

     (c) Our Board of Directors has granted our officers the right to participate on a non-promoted basis in up to a five percent (5%) working interest in any well drilled, re-entered, completed or recompleted by us on our acreage (provided that any well to be re-entered or recompleted is not then producing economic quantities of hydrocarbons) Messrs. Larson and Parker are required to pay us the unpromoted cost thereof.

     (d) On April 10, 1998, our Compensation Committee authorized us to enter into employment agreements with our Chairman and President, which employment agreements replaced and superseded the prior employment agreements with such persons. The employment agreements have five year terms and include provisions for cars, parking and health insurance. Terms of the employment agreements also provide that the employees may be terminated for cause but that in the event of termination without cause or in the event we have a change in control, as defined in our 1993 Incentive Plan, as amended, then the employees will continue to receive the compensation provided for in the employment agreements for the remaining terms of the employment agreements. Also in the event of a change of control and irrespective of any resulting termination, we will immediately cause all of each employee's then outstanding unexercised options to be exercised by us on behalf of the employee with us paying the employee's federal, state and local taxes applicable to the exercise of the options and warrants.

     (e) On January 6, 1999, we and our Compensation Committee authorized our officers to purchase shares of the common stock of another company, Bion Environmental Technologies, Inc. ("Bion"), which were held by us as "securities available for sale," at the market closing price on that date not to exceed $105,000 per officer. Our Chairman, Aleron H. Larson, Jr., purchased 29,900 shares of Bion from us for $89,032.

     (f) On January 3, 2000, we and our Compensation Committee authorized our officers to purchase shares of Bion which were held by us as "securities available for sale" at the market closing price on that day. Our officers purchased 47,250 shares for $237,668.

     (g) Our officers, Aleron H. Larson, Jr., our current Chairman and Secretary, and Roger A. Parker, our current President and CEO, loaned us $1,000,000 to make our June 8, 1999 payment to Whiting Petroleum Corporation ("Whiting") required under our agreement with Whiting, also dated June 8, 1999 to acquire Whiting's interests in the Point Arguello Unit and the adjacent Rocky Point Unit. In connection with this loan, Mr. Parker was issued options under our 1993 Incentive Plan, as amended, to purchase 89,868 shares at $.05 per share and the exercise prices of the existing options of Messrs. Parker and Larson were reduced to $.05 per share. (See Form 8-K/A dated June 9, 1999.)

     (h) On July 30, 1999, we borrowed $2,000,000 from an unrelated entity which was personally guaranteed by Aleron H. Larson, Jr., our current Chairman and Secretary, and Roger A. Parker, our current President and CEO. The proceeds were applied to the acquisition of Whiting's interests in the Point Arguello Unit and adjacent Rocky Point Unit. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest we acquired in each property). (See Form 8-K dated August 25, 1999.)

     (i) On November 1, 1999 we borrowed approximately $2,800,000 from an unrelated entity which was personally guaranteed by Aleron H. Larson, Jr., our current Chairman and Secretary, and Roger A. Parker, our current President and CEO. The loan proceeds were used to purchase eleven producing wells and associated acreage in New Mexico and Texas. As consideration for the guarantee of our indebtedness we agreed to assign a 1% overriding royalty interest to each officer in the properties acquired with the proceeds of the loan (proportionately reduced to the interest we acquired in each property). (See Form 8-K dated November 1, 1999.)

     (j) On December 1, 1999, our Incentive Plan Committee granted Kevin K. Nanke, our Chief Financial Officer, 25,000 options to purchase our common stock at $.01 per share.

     (k) We operate wells in which our officers or employees or companies affiliated with one of them own working interests. At June 30, 2001 we had $272,000 of net receivables from these related parties (including affiliated companies) primarily for drilling costs and lease operating expenses on wells operated by us.

     (l) On July 10, 2000, we borrowed $3,795,000 from an unrelated entity which was personally guaranteed by Aleron H. Larson, Jr., our current Chairman and Secretary, and Roger A. Parker, our current President and CEO. The loan proceeds were used by us to purchase interests in producing wells and acreage in the Eland and Stadium fields in Stark County, North Dakota. As consideration for the guarantee of our indebtedness we agreed to issue 300,000 options to each of Messrs. Larson and Parker to purchase our common stock for $3.75 per share until July 14, 2010.

     (m) During the two years ended March 31, 2001, we issued options to GlobeMedia AG and its affiliate, Pegasus Finance, Ltd., as consideration for services relating to raising capital for us in Europe as follows: November 23, 1999, options to purchase 250,000 shares of common stock at $2.50 per share; July 5, 2000, options to purchase 100,000 shares of common stock at $2.50 per share; July 5, 2000, options to purchase 100,000 shares at $3.00 per share; and January 8, 2001, options to purchase 100,000 shares of common stock at $3.125 per share. During the same period we issued options to GlobeMedia AG for services relating to shareholder and public relations in Europe as follows: November 23, 1999, options to purchase 250,000 shares of common stock at $2.50 per share; February 17, 2000, options to purchase 200,000 shares of common stock at $2.50 per share; July 5, 2000, options to purchase 100,000 shares of common stock at $6.00 per share; and March 21, 2001, and options to purchase 200,000 shares of common stock at $4.5625 per share. In addition, during this period we sold 30,692 shares of restricted common stock to GlobeMedia AG on October 11, 2000 at $3.25 per share and we sold 46,154 shares of restricted common stock to Quadrafin AG, an affiliate of GlobeMedia AG, on October 11, 2000 at $3.25 per share. During the past two years we have paid GlobeMedia approximately $75,000 for services and expenses relating to shareholder and public relations in Europe and approximately $285,000 in commissions for raising additional capital.

     (n) On January 4, 2000 we sold 175,000 shares of restricted common stock at a price of $2.00 per share and on January 3, 2001 we sold 116,667 shares of restricted common stock at a price of $3.00 per share to Evergreen Resources, Inc. In connection with these purchases we gave Evergreen Resources, Inc. an option to acquire an interest in some of our undeveloped properties until September 30, 2001. The option has expired.

     (o) During the past two years ended March 31, 2001 we issued 315,000 shares of restricted common stock to BWAB Limited Liability Company ("BWAB") in exchange for services related to the acquisition of properties. On September 26, 2000 we exchanged 127,430 shares of restricted common stock and paid $382,290 to BWAB in exchange for producing properties in Louisiana. On January 8, 2001 we issued 200,000 shares of restricted common stock to BWAB as a result of the conversion of a promissory note in the amount of $500,000.

     (p) On September 29, 2000 we acquired the West Delta Block 52 Unit from Castle Offshore LLC and BWAB Limited Liability Company as described in our Form 8-K dated September 29, 2000, by paying $1,529,157 and issuing 509,719 shares of our restricted common stock at $3.00 per share. We borrowed $1,463,532 of the cash portion of the purchase price from an unrelated entity. To induce this lender to make the loan to us, two of our officers, Aleron H. Larson, Jr., Chairman and Secretary, and Roger A. Parker, President and CEO, agreed to personally guarantee the loan. As consideration for the guarantees of our indebtedness we permitted each of these two officers to purchase up to 5% of the working interest acquired by us in the West Delta Block 52 Unit by delivering shares of our Common Stock at $3.00 per share equal to up to 5% of the purchase price paid by us. We also permitted our Chief Financial Officer and Treasurer, Kevin Nanke, to purchase up to 2-1/2% of the working interest upon the same terms. Messrs. Larson and Parker each delivered 58,333 shares of Common Stock and Mr. Nanke delivered 29,167 shares of Common Stock, thereby purchasing the maximum permitted to each. These shares have been retired.

     (q) On February 12, 2001, we permitted our officers, Aleron H. Larson, Jr., Chairman and Secretary, Roger A. Parker, President and CEP, and Kevin K. Nanke, Chief Financial Officer and Treasurer, to purchase interests owned by us in the Cedar State gas property in Eddy County, New Mexico, with its existing gas well, and in our Ponderosa Prospect with its approximately 52,000 gross exploratory leasehold acres in Harding and Butte Counties, South Dakota, based upon our purchase price in each property. We permitted these officers to purchase their interests by exchanging their shares of our Common Stock at the market closing price on February 12, 2001 of $5.125 per share. Messrs. Larson and Parker each exchanged 31,310 shares for a 5% interest in each property and Mr. Nanke exchanged 15,655 shares for a 2-1/2% interest in each property. On the same date we permitted our officers to participate in the drilling of our Austin State #1 well in Eddy County, New Mexico, by immediately making a commitment to participate in the well (prior to any bore hole knowledge or information relating to the objective zone or zones) and pay their share of our working interest costs of drilling and completing or abandoning the well. The costs may be paid in either cash or our Common Stock at the February 12, 2001 closing price of $5.125 per share. Messrs. Larson and Parker each committed to pay the costs associated with a 5% working interest in the well and Mr. Nanke likewise committed to a 2-1/2% working interest in the well.

     Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-KSB, above.

     All past and future and ongoing transactions with affiliates are and will be on terms which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to our affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment to be signed on our behalf by the undersigned, who is authorized to do so.

                                   DELTA PETROLEUM CORPORATION


Date: October 26, 2001             By: /s/ Roger A. Parker
                                      ----------------------------------
                                      Roger A. Parker, President and
                                      Chief Executive Officer