Form 10-Q
period 2001-09-30
DELTA PETROLEUM CORP/CO
filed 2001-11-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001

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

11,165,000 shares of common stock $.01 par value were outstanding as of November 5, 2001.

                                  INDEX

                                                                     Page No.
                                                                     --------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets
            September 30, 2001 and
            June 30, 2001 (unaudited) .................................  1

          Consolidated Statements of Operations -
            Three Months Ended
            September 30, 2001 and 2000 (unaudited) ...................  3

          Consolidated Statement of Stockholders' Equity and
          Comprehensive Income (Loss)-
            Year Ended June 30, 2001 and
            Three Months Ended September 30, 2001 (unaudited) .........  4

          Consolidated Statements of Cash Flows -
            Three Months Ended
            September 30, 2001 and 2000 (unaudited) ...................  5

          Notes to Consolidated Financial Statements (unaudited) ......  6

Item 2.   Management's Discussion and Analysis
          or Plan of Operations ....................................... 13

Item 3.   MARKET RISK ................................................. 21

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ........................................... 22
Item 2.   Changes in Securities ....................................... 22
Item 3.   Defaults upon Senior Securities ............................. 22
Item 4.   Submission of Matters to a Vote of Security Holders ......... 22
Item 5.   Other Information ........................................... 22
Item 6.   Exhibits and Reports on Form 8-K ............................ 22



----------------------------------------------------------------------------

The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.
----------------------------------------------------------------------------

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------


                                                 September 30,     June 30,
                                                      2001           2000
                                                 -------------    ----------
                                                  (Unaudited)
ASSETS

Current Assets:
 Cash                                             $   445,000    $   518,000
 Trade accounts receivable, net of
  allowance for doubtful accounts of $50,000 at
  September 30, 2001 and 2000                       1,553,000      1,673,000
 Accounts receivable - related parties                249,000        272,000
 Prepaid assets                                       791,000        594,000
 Other current assets                                 435,000        538,000
                                                  -----------    -----------

   Total current assets                             3,473,000      3,595,000


Property and Equipment:
 Oil and gas properties, at cost (using
  the successful efforts method
  of accounting)                                   30,120,000     29,955,000
 Less accumulated depreciation and depletion       (5,721,000)    (5,024,000)
                                                  -----------    -----------

   Net property and equipment                      24,399,000     24,931,000
                                                  -----------    -----------
Long term assets:
 Deferred financing costs                             210,000        241,000
 Investment in Bion Environmental                      95,000        221,000
 Partnership net assets                               892,000        844,000
                                                  -----------    -----------

   Total long term assets                           1,197,000      1,306,000

                                                  $29,069,000    $29,832,000
                                                  ===========    ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

-----------------------------------------------------------------------------


                                                   September 30,    June 30,
                                                        2001          2000
                                                   -------------  -----------
                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                   $ 2,865,000  $ 3,038,000
 Accounts payable                                      2,472,000    2,071,000
 Other accrued liabilities                                76,000       46,000
                                                     -----------  -----------

   Total current liabilities                           5,413,000    5,155,000
                                                     -----------  -----------

Long-term debt, net                                    5,728,000    6,396,000
                                                     -----------  -----------

Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 3,000,000 shares, none issued                     -            -
 Common stock, $.01 par value;
  authorized 300,000,000 shares, issued 11,165,000
  shares at September 30, 2001 and 11,160,000
  at June 30, 2001                                       112,000      112,000
 Additional paid-in capital                           40,717,000   40,700,000
 Accumulated other comprehensive income                  (57,000)      69,000
 Accumulated deficit                                 (22,844,000) (22,600,000)
                                                     -----------  -----------

   Total stockholders' equity                         17,928,000   18,281,000
                                                     -----------  -----------
Commitments
                                                     $29,069,000  $29,832,000
                                                     ===========  ===========







        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                   ------------    -------------
Revenue:
  Oil and gas sales                                 $2,416,000       $2,359,000
  Operating fee income                                  27,000           27,000
  Other revenue                                              -           15,000
                                                    ----------       ----------
     Total revenue                                   2,443,000        2,401,000


Operating expenses:
  Lease operating expenses                             721,000          943,000
  Depreciation and depletion                           793,000          465,000
  Exploration expenses                                  72,000           13,000
  Dry hole costs                                       125,000                -
  Professional fees                                    324,000          230,000
  General and administrative                           286,000          292,000
  Stock option expense                                  17,000          211,000
                                                    ----------       ----------

     Total operating expenses                        2,338,000        2,154,000

Income from operations                                 105,000          247,000

Other income and expenses:
  Other income                                           3,000          361,000
  Interest and financing costs                        (352,000)        (338,000)
                                                    ----------       ----------

     Total other income and expenses                  (349,000)          23,000
                                                    ----------       ----------
     Net income (loss)                              $ (244,000)        $270,000
                                                    ==========       ==========
Net income (loss) per common share:
  Basic                                             $    (0.02)            0.03
                                                    ==========       ==========

  Diluted                                           $    (0.02)*           0.03
                                                    ==========       ==========

* Potentially dilutive securities outstanding were anti-dilutive.


         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year ended June 30, 2001 and Three Months Ended September 30, 2001
(Unaudited)
-----------------------------------------------------------------------------

                                                                             Accumulated
                                                                               other
                                                                               compre-
                                               Common Stock       Additional   hensive
                                             -----------------     paid-in     income     Comprehensive   Accumulated
                                             Shares     Amount     capital     (loss)     income (loss)     deficit        Total
                                           ----------  --------   ----------   ---------  -------------   ------------  ------------

Balance, July 1, 2000                       8,422,000  $ 84,000   33,747,000     77,000                   (22,945,000)   10,963,000

Comprehensive loss:
  Net loss                                          -         -            -                   345,000)       345,000       345,000
                                                                                            -----------
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities            -         -            -      (8,000)       (8,000)                      (8,000)
                                                                                            -----------
Comprehensive loss                                  -         -            -                   337,000
                                                                                            ===========
Stock options granted as compensation               -         -      520,000          -                             -       520,000
Fair value of warrants issued for common
  stock investment agreement                        -         -    1,436,000          -                             -     1,436,000
Warrant issued in exchange for common
  stock investment agreement                        -         -   (1,436,000)         -                             -    (1,436,000)
Shares issued for cash, net of commissions  1,004,000    10,000    2,412,000          -                             -     2,422,000
Shares issued for cash upon exercise
  of options                                  922,000     9,000    1,471,000          -                             -     1,480,000
Conversion of note payable and accrued
  interest to common stock                    200,000     2,000      509,000          -                             -       511,000
Shares issued for oil and gas properties      851,000     9,000    2,945,000          -                             -     2,954,000
Shares reacquired and retired                (239,000)   (2.000)    (904,000)         -                             -      (906,000)
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, June 30, 2001                     11,160,000   112,000   40,700,000     69,000                   (22,600,000)   18,281,000

Comprehensive loss:
  Net income                                        -         -            -                  (244,000)      (244,000)     (244,000)
                                                                                            -----------
  Other comprehensive gain, net of tax
    Unrealized loss on equity securities            -         -            -   (126,000)      (126,000)                    (126,000)
                                                                                            -----------
Comprehensive income                                -         -            -                  (370,000)
                                                                                            ===========
Stock options granted as compensation               -         -       17,000          -                             -        17,000
Shares issued for cash upon exercise
  of options                                    5,000         -            -          -                             -        17,000
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, September 30, 2001                11,165,000  $112,000   40,717,000    (57,000)                  (22,844,000)   17,928,000
                                           ==========  ========   ==========   =========                  ============   ===========



              See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                  Three Months Ended
                                                             September 30,    September 30,
                                                                 2001             2000
                                                             ------------     -------------
Cash flows operating activities:
   Net income (loss)                                         $  (244,000)     $    270,000
   Adjustments to reconcile net income (loss) to cash
        used in operations
     Depreciation and depletion                                  793,000           465,000
     Stock option expense                                         17,000           186,000
     Amortization of financing costs                             141,000            93,000
     Dry hole costs                                              125,000                 -
   Net changes in operating assets and operating
        liabilities:
     (Increase) decrease in trade accounts receivable            120,000          (502,000)
     Increase in prepaid assets                                 (197,000)          (79,000)
     (Increase) decrease in other current assets                  (7,000)            1,000
     Increase in accounts payable trade                          401,208           208,000
     Increase (decrease) in other accrued liabilities             30,000          (128,000)
     Deferred revenue                                                  -           (15,000)
                                                             -----------      ------------

Net cash provided by (used in) operating activities          $ 1,179,000      $    499,000
                                                             -----------      ------------
Cash flows from investing activities:
   Additions to property and equipment, net                     (386,000)       (5,704,000)
   Deposit on purchase of oil and gas properties                       -           (47,000)
   Increase in long term assets                                  (48,000)         (164,000)
                                                             -----------      ------------
Net cash used in investing activities                           (434,000)       (5,915,000)
                                                             -----------      ------------
Cash flows from financing activities:
   Stock issued for cash upon exercise of options                      -           757,000
   Issuance of common stock for cash                                   -           675,000
   Proceeds from borrowings                                            -         5,209,000
   Repayment of borrowings                                      (841,000)         (982,000)
   Decrease (increase) in accounts receivable from
        related parties                                           23,000            10,000
                                                             -----------      ------------
Net cash provided by financing activities                       (818,000)        5,669,000
                                                             -----------      ------------

Net increase in cash                                             (73,000)          253,000
                                                             -----------      ------------

Cash at beginning of period                                      518,000           302,000
                                                             -----------      ------------

Cash at end of period                                        $   445,000      $    555,000
                                                             ===========      ============
Supplemental cash flow information -
Cash paid for interest and financing costs                   $   210,000      $    281,000
                                                             ===========      ============
Non-cash financing activities:
Common stock issued for the purchase
  of oil and gas properties, net of return of
  deposited shares                                           $         -      $  2,170,000
                                                             ===========      ============
Common stock, options and overriding royalties
  issued for services relating to debt financing             $         -      $    130,000
                                                             ===========      ============
Common stock issued for deposit on purchase
  of oil and gas properties                                  $         -      $    628,000
                                                             ===========      ============

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements.
As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 2001, previously filed with the Securities and Exchange Commission.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations. As of September 30, 2001, the Company had a working capital deficit of $1,940,000. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its oil and gas properties.

     During fiscal 2001 and 2000, the Company has raised approximately $3,902,000 and $2,402,000, respectively, through private placements and option exercises. In addition, the Company has sold properties to fund its working capital deficits and/or its funding needs. In addition, Recently, the Company has taken steps to reduce losses and generate cash flow from operations through the acquisition of producing oil and gas properties which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(1)  Liquidity, Continued

     The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

     Recently Issued Accounting Standards and Pronouncements

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to included more disposal transaction. The Company is currently assessing the impact SFAS No. 143 will have on its financial condition and results of operations.

(2)  Investments

     The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     The cost and estimated market value of the Company's investment in Bion at September 30, 2001 and June 30, 2001 are as follows:

                                                             Estimated
                                               Unrealized     Market
                                     Cost      Gain/(Loss)     Value

     September 30, 2001            $152,000     (57,000)       95,000
                                   ========     =======        ======

     June 30, 2001                 $152,000      69,000       221,000
                                   ========      ======       =======

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(3)  Oil and Gas Properties

     Proved Developed Producing Properties

     On July 1, 2001, the Company purchased all the producing properties of Amber Resources Company, a 91.68% owned subsidiary of the Company, for $107,000. The purchase price was based on an evaluation performed by an unrelated engineering firm. The effects of this transaction are eliminated in these consolidated financial statements.

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,365,000 and $9,359,000 September 30, 2001 and June 30, 2001, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(4)  Long Term Debt

                         September 30,       June 30,
                             2001             2001
                             ----             ----

     A                    $7,035,000        $7,337,000
     B                     1,558,000         2,097,000
                          ----------        ----------
                          $8,593,000        $9,434,000
     Current Portion       2,865,000         3,038,000
                          ----------        ----------
     Long-Term Portion    $5,728,000        $6,396,000
                          ==========        ==========

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(4)  Long Term Debt - Continued

     B. On October 25, 2000, the Company borrowed $3,000,000 at prime plus 3%, secured by the acquired interests in the Eland and Stadium fields in Stark County, North Dakota, from US Bank National Association (US Bank). On February 28, 2001, the Company increased its existing loan with US Bank to $5,300,000. The loan matures on August 31, 2003 and is collateralized by certain oil and gas properties. The Company is required to make monthly payments in the amount of 90% of the net revenue from the oil and gas properties collateralizing the loan. The Company, required by the loan agreement, has a contract to sell 6,000 barrels of oil per month at $27.31 per barrel through February 28, 2002. The Company is currently in compliance with the loan agreement.


(5)  Stockholder's Equity

     On July 21, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and have been recorded as an adjustment to equity. In the aggregate, the Company issued options to Swartz and the other unrelated company valued at $1,436,000 as consideration for the firm underwriting commitment of Swartz and related services to be rendered and recorded in additional paid in capital. The options were valued at market based on the quoted market price at the time of issuance.

     The investment agreement entitles the Company to issue and sell ("Put") up to $20 million of its common stock to Swartz, subject to a formula based on its stock price and trading volume over a three year period following the effective date of a registration statement covering the resale of the shares to the public. Pursuant to the terms of this investment agreement the Company is not obligated to sell to Swartz all of the common stock referenced in the agreement nor does the Company intend to sell shares to the entity unless it is beneficial to the Company.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

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

     If the Company does not Put at least $2,000,000 worth of common stock to Swartz during each one year period following the effective date of the Investment Agreement, the Company must pay Swartz an annual non-usage fee. This fee equals the difference between $200,000 and 10% of the value of the shares of common stock the Company Puts to Swartz during the one year period. The fee is due and payable on the last business day of each one year period. Each annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it accrued. The Company is not required to pay the annual non-usage fee to Swartz in years it has met the Put requirements. The Company is also not required to deliver the non-usage fee payment until Swartz has paid the Company for all Puts that are due. If the investment agreement is terminated, the Company must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date.
The Company may terminate its right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of the Company's intention to terminate. However, any termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(6)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                     September 30,
                                                  2001           2000
                                                  ----           ----

     Numerator:
       Numerator for basic and diluted
       earnings per share - income available
       to common stockholders                  $  (244,000)       270,000
                                               -----------    -----------
     Denominator:
       Denominator for basic earnings
       per share-weighted average shares
       outstanding                              11,164,000      8,973,000

       Effect of dilutive securities-
       stock options and warrants                        *      1,496,000
                                               -----------    -----------
     Denominator for diluted
       earnings per common share                11,164,000     10,469,000
                                               ===========    ===========

     Basic earnings per common share           $      (.02)           .03
                                               ===========    ===========

Diluted earnings per common share                     (.02)*          .03
                                               ===========    ===========


*Potentially dilutive securities outstanding were anti-dilutive.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     Forward Looking Statement
     -------------------------

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors included in the following text as well as other risks previously discussed in the Company's annual report on Form 10-K.

     Liquidity and Capital Resources
     -------------------------------
     General
     -------

     At September 30, 2001, we had a working capital deficit of $1,940,000 compared to a working capital deficit of $1,560,000 at June 30, 2001. This increase in working capital deficit is primarily due to a decrease in oil and gas prices and the increase in accounts payable relating to additional drilling during the quarter.

     Offshore
     --------
     Offshore Undeveloped Properties
     -------------------------------

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

     In January 2000, the two properties which are operated by Aera Energy, LLC, Lease OCS_P 0409 and the Point Sal Unit, had requirements to submit an interpretation of the merged 3-D survey of the Offshore Santa Maria Basin covering the properties. This milestone was accomplished in February 2000.

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

     In February 2000, Samedan timely submitted the Project Description for the Gato Canyon Unit. In August 2000, after responding to an MMS request for additional information and clarification, Samedan filed the revised Project Description. Prior to the suspensions granted under the Norton decision, the updated Exploration Plan for the Gato Canyon Unit was to be submitted to the MMS in September 2001. It is estimated that the cost of the updated Exploration Plan will be approximately $300,000, with Delta's share being $50,000. If and when milestones are reinstated, it is anticipated that the next milestone for Gato Canyon would still be to show proof that a Request for Proposal has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. At the time milestones were suspended by the MMS, the milestone date for the RFP was November 2001. It is anticipated that the same committee that is preparing the RFPs for the Aera properties will prepare the RFP for Gato Canyon for submittal to the contractors and MMS. It is estimated that it will cost $450,000 to complete the RFP, with Delta's cost estimated at $75,000. Prior to its suspension, the last milestone was to begin drilling operations on the Gato Canyon Unit by May 1, 2003 using the committee's mobile drilling unit. The cost of the drilling operations is estimated to be $11,000,000, with Delta's share being $1,750,000.

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

     The operator has determined that the proposed Rocky Point Unit development activities comply with the State of California's approved coastal management program and will be conducted in a manner consistent with such program. That conclusion is based on an extensive environmental evaluation set forth in supporting information submitted to the MMS with the proposed revisions to Point Arguello Field DPPs and the evaluation may be accessed on the internet at http://www.mms.gov/omm/pacific/lease/rpu-pdfs/RPU-Supporting-Information.pdf.
By correspondence dated August 7, 2001, however, the Unit operator requested that the CCC suspend the consistency review for the revised Development and Production Plan since the MMS had temporarily stopped work on the processing of the plan as the result of the Norton decision.

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

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and we are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at September 30, 2001 and June 30, 2001 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

     We have already participated in the drilling of five wells and anticipate that we will participate in the drilling of four wells in fiscal 2002. Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate the drilling costs to be paid through current operations or additional financing.

     Onshore Producing Properties
     ----------------------------

     We estimate our capital expenditures for onshore properties to be approximately $1.1 million for the year ended June 30, 2002. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

     Equity Transactions
     --------------------

          Agreement with Swartz
          ---------------------

          See Footnote (5) to Consolidated Financial Statements.

          Options
          -------

          We received the proceeds from the exercise of options to purchase shares of our common stock of less than one thousand dollars during the three months ended September 30, 2001 and $1,480,000 during the year ended June 30, 2001.

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

     Results of Operations
     ---------------------

     Income (loss).   We reported a net loss for the three months ended
September 30, 2001 of $244,000 compared to a net income of $270,000 for the three months ended September 30, 2001. The net loss and net income for the three months ended September 30, 2001 and 2000 were affected by numerous items, described in detail below.

     Revenue. Total revenue for the three months ended September 30, 2001 was $2,443,000 compared to $2,401,000 for the three months ended September 30, 2000. Oil and gas sales for the three months ended September 30, 2001 was $2,416,000 compared to $2,359,000 for the three months ended September 30, 2000. The decrease of $57,000 in oil and gas revenue is primarily attributed to the decrease in oil and gas prices which were offset by additional production relating to certain acquisitions during fiscal 2001.

     Other Revenue. Other revenue includes amounts recognized from production of gas previously deferred pending determination of our interests in the properties.

     Production volumes and average prices received for the three months ended September 30, 2001 and 2000 are as follows:

                                              Three Months Ended
                                                 September 30,
                                          2001                  2000
                                    Onshore   Offshore    Onshore   Offshore
Production:
   Oil (barrels)                     27,262     69,219     22,589     71,819
   Gas (Mcf)                        149,009          -_   129,050          -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                 $ 26.03    $ 17.41    $ 29.05    $ 15.81
   Gas (per Mcf)                    $  3.37          -    $  4.40          -
   Gross of forward contract sales*
   Oil (per barrel)                 $ 26.15    $ 17.41    $ 29.05    $ 24.63
   Gas (per Mcf)                    $  6.27          -    $  4.40          -


     *We sold 25,000 barrels of our offshore production per month from June 2000 to December 2000 at $14.65 per barrel under fixed price contracts with production purchases. We sold 6,000 barrels per month from March 1, 2001 through September 30, 2001 at $27.31 per barrel under fixed price contracts with production purchases.

     Lease Operating Expenses. Lease operating expenses were $721,000 for the three months ended September 30, 2001 compared to $943,000 for the same period in 2000. On a barrel equivalent basis, lease operating expenses were $3.84 for the three months ended September 30, 2001 compared to $3.85 for the same periods in 2000 for onshore properties. On a barrel equivalent basis, lease operating expenses were $7.53 for the three months ended September 30, 2001 compared to $10.77 for the same periods in 2000 for the offshore properties. The decrease in lease operating expense can be attributed to lower offshore operating costs after the completion of an extensive workover program during fiscal 2001.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended September 30, 2001 was $793,000 compared to $465,000 for the same periods in 2000. On a barrel equivalent basis, the depletion rate was $10.82 for the three months ended September 30, 2001 and $6.63 for the same periods in 2000 for onshore properties. On a barrel equivalent basis, the depletion rate was $3.30 for the three months ended September 30, 2001 compared to $2.34 for the same periods in 2000 for offshore properties.The increase in depletion expense can be attributed to the acquisitions completed during fiscal 2001.

     Exploration Expenses. We incurred exploration expenses of $72,000 for the three months ended September 30, 2001 compared to $13,000 for the same period in 2000. Exploration expense has increased from last year as the Company has expanded its activity in offshore California.

     Professional fees   Professional fees for the three months ended
September 30, 2001 were $324,000 compared to $230,000 for the same period in 2000. The increase in professional fees are primarily attributed legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2001 were $286,000 compared to $292,000 for the same periods in 2000.

     Stock Option Expense. Stock option expense has been recorded for the three months ended September 30, 2001 of $17,000 compared to $211,000 for the same period in 2000, for options granted to certain officers, directors, employees and consultants at option prices below the market price at the date of grant.

     Other income. Other income during the three months ended September 30, 2000 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group in the amount of $350,000.

     Interest and Financing Costs. Interest and financing costs for the three months ended September 30, 2001 were $352,000 compared to $338,000 for the same period in 2000. The increase in interest and financing costs can be attributed to the increase in amortization of deferred financing costs relating to the overriding royalties earned under the loan agreement with Kaiser-Francis Oil Company.

Item 3.  Market Risk

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue
and related receivables are payable in U.S. dollars.   We do have a contract
to sell 6,000 barrels a month at $27.31 through February 28, 2002. We were subject to interest rate risk on $8,593,000 of variable rate debt obligations at September 30, 2001. The annual effect of a one percent change in interest rates would be approximately $86,000. The interest rate on these variable rate debt obligations approximates current market rates as of September 30, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are not directly engaged in any material pending legal proceedings to which we or our subsidiaries are a party or to which any of our property is subject.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the shareholders of the Company was held on August 28, 2001.

     At the Annual Meeting the following persons, constituting the entire board of directors, were elected as directors of the Company to serve until the next annual meeting:

            Name                   For        Against     Abstain
            ----                   ---        -------     -------

     Aleron H. Larson, Jr.      5,812,838      20,319      7,682
     Roger A. Parker            5,810,138      23,219      7,482
     Jerrie F. Eckelberger      5,813,422      19,635      7,782
     Terry D. Enright           5,814,641      18,616      7,582


     The shareholders also approved the Company's 2001 Incentive Plan with 5,634,552 votes for, 176,612 votes against, 29,675 abstentions and 0 votes withheld.


Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits. None.

        (b) Reports on Form 8-K.  None.

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

                                    DELTA PETROLEUM CORPORATION
                                    (Registrant)



                                    By: /s/ Roger A. Parker
                                       -------------------------------------
                                       Roger A. Parker
                                       President and Chief Executive Officer


                                    By: /s/ Kevin K. Nanke
                                       -------------------------------------
                                       Kevin K. Nanke, Treasurer and
                                         Chief Financial Officer



Date: November 9, 2001