Form 10-K/A
period 2001-06-30
DELTA PETROLEUM CORP/CO
filed 2001-12-31
CIK 821483

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-K/A

                                AMENDMENT NO. 2

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended June 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenues for the fiscal year ended June 30, 2001 total
$12,877,000.

The aggregate market value as of October 1, 2001 of voting stock held by non-affiliates of the registrant was $31,753,000.

As of October 1, 2001, 11,164,826 shares of registrant's Common Stock $.01 par value were issued and outstanding.


Documents incorporated by reference:  None.




                              TABLE OF CONTENTS


                                   PART I

                                                                         PAGE


ITEM 1.   DESCRIPTION OF BUSINESS ....................................     4
ITEM 2.   DESCRIPTION OF PROPERTY ....................................     9
ITEM 3.   LEGAL PROCEEDINGS ..........................................    29
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    29
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS ...........................    29


                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...    32
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..    33
ITEM 7.   FINANCIAL STATEMENTS .......................................    48
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................    48


                                  PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........    48
ITEM 10.  EXECUTIVE COMPENSATION .....................................    51
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................    54
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    57
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ...........................    62




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

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Although significant quantities of oil and gas have been produced and sold from drilling conducted on POCS leases between 1966 and 1989, we do not own any interest in any offshore California production except for our small interest in the Point Arguello Unit discussed below, and there is no assurance that any of our undeveloped properties will ever achieve production.

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

          The development plans for the various units (which have been submitted to the MMS for review) currently provide for 22 wells from one platform set in a water depth of approximately 300 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,100 feet for the Sword Unit; 60 wells from one platform set in a water depth of approximately 336 feet for the Point Sal Unit; and 183 wells from two
platforms for the Lion Rock Unit.   On the Lion Rock Unit, platform A would be
set in a water depth of approximately 507 feet, and Platform B would be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art." The development plans for the Rocky Point Unit provide for the inclusion of the Rocky Point leases in the Point Arguello Unit upon which the Rocky Point leases would be drilled from existing Point Arguello platforms with extended reach drilling technology. The approximate distances required to drain the Rocky Point leases range from 2,276 feet to 13,999 feet at proposed total vertical depths ranging from 6,620 feet to 7,360 feet.

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

     Onshore Proved Undeveloped Properties
     -------------------------------------

     The amount of our onshore proved undeveloped reserves appears to have significantly decreased when compared to our previous fiscal year. This change is primarily due to logistical constraints caused by a change in independent engineering firms between the two fiscal years. Our new engineering firm did not complete its review of all of our onshore proved undeveloped reserves before the issuance of our fiscal 2001 report. As a result, some of the proved undeveloped reserves that were present in last year's report are not present in this year's report even though we still own the properties and are continuing with development efforts.

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

                                           51


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

     Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-K, above.

     All past and future and ongoing transactions with affiliates are and will be on terms which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to our affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           The Exhibits listed in the Index to Exhibits appearing at page 63 filed as part of this report.

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


                                   /s/KPMG LLP
                                   KPMG LLP





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
                                            ===========         ===========

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment No. 2 to be signed on our behalf by the undersigned, who is authorized to do so.

                                   DELTA PETROLEUM CORPORATION


Date: December 28, 2001            By: /s/ Roger A. Parker
                                      ----------------------------------
                                      Roger A. Parker, President and
                                      Chief Executive Officer