Form 10-Q
period 2001-12-31
DELTA PETROLEUM CORP/CO
filed 2002-02-14
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

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

11,483,000 shares of common stock $.01 par value were outstanding as of February 8, 2002.

                                                                  FORM 10-Q
                                                                  2nd QTR.
                                                                  FY 2002
                                   INDEX

PART I     FINANCIAL INFORMATION

                                                                     PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 2001 and
          June 30, 2001 (unaudited)                                      1

          Consolidated Statements of Operations -
          Three Months Ended
          December 31, 2001 and 2000 (unaudited)                         3

          Consolidated Statements of Operations -
          Six Months Ended
            December 31, 2001 and 2000 (unaudited)                       4

          Consolidated Statement of Stockholders' Equity
            and Comprehensive Income (loss)
          Year Ended June 30, 2001 and
          Six Months Ended December 31, 2001 (unaudited)                 5

          Consolidated Statements of Cash Flows -
          Six Months Ended
          December 31, 2001 and 2000 (unaudited)                         6

          Notes to Consolidated Financial Statements (unaudited)         7

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations                                         16

Item 3.   Market Risk                                                   25

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             26
Item 2.   Changes in Securities                                         26
Item 3.   Defaults upon Senior Securities                               26
Item 4.   Submission of Matters to a Vote of
          Security Holders                                              26
Item 5.   Other Information                                             26
Item 6.   Exhibits and Reports on Form 8-K                              26



The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------

                                                    December 31,    June 30,
                                                        2001         2001
                                                    ------------  -----------
                                                     (Unaudited)
ASSETS
Current Assets:
   Cash                                             $   444,000   $   518,000
   Trade accounts receivable, net of
      allowance for doubtful accounts of $50,000
       at December 31, 2001 and June 30, 2001         1,247,000     1,673,000

   Accounts receivable - related parties                200,000       272,000
   Prepaid assets                                       742,000       594,000
   Other current assets                                 328,000       538,000
                                                    -----------   -----------
         Total current assets                         2,961,000     3,595,000
                                                    -----------   -----------

Property and Equipment:
   Oil and gas properties, at cost (using
      the successful efforts method
      of accounting):                                31,452,000    29,955,000
   Less accumulated depreciation and depletion       (6,692,000)   (5,024,000)
                                                    -----------   -----------
         Net property and equipment                  24,760,000    24,931,000
                                                    -----------   -----------
Long term assets:
   Deferred financing costs                             178,000       241,000
   Investment in Bion Environmental                      85,000       221,000
   Partnership net assets                             1,089,000       844,000
                                                    -----------   -----------
         Total long term assets                       1,352,000     1,306,000

                                                    $29,073,000   $29,832,000
                                                    ===========   ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED
-----------------------------------------------------------------------------

                                                    December 31,    June 30,
                                                        2001         2001
                                                    ------------  -----------
                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
   Current portion of long-term debt                $ 2,839,000   $ 3,038,000
   Accounts payable                                   3,312,000     2,071,000
   Other accrued liabilities                             67,000        46,000
                                                    -----------   -----------
  Total current liabilities                           6,218,000     5,155,000
                                                    -----------   -----------
Long-term debt, net                                   6,047,000     6,396,000
                                                    -----------   -----------
Stockholders' Equity:
   Preferred stock, $.10 par value;
      authorized 3,000,000 shares, none issued                -             -
   Common stock, $.01 par value;
      authorized 300,000,000 shares, issued
      11,424,000 shares at December 31, 2001
      and 11,160,000 at June 30, 2001                   114,000       112,000
   Additional paid-in capital                        41,267,000    40,700,000
   Accumulated other comprehensive income               (67,000)       69,000
   Accumulated deficit                              (24,506,000)  (22,600,000)
                                                    -----------   -----------
  Total stockholders' equity                         16,808,000    18,281,000
                                                    -----------   -----------
Commitments
                                                    $29,073,000   $29,832,000
                                                    ===========   ===========




         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                               Three Months Ended
                                           December 31,    December 31,
                                           -----------     -----------
                                              2001            2000

Revenue:
   Oil and gas sales                       $ 1,763,000     $ 3,333,000
   Operating fee income                         26,000          26,000
   Other revenue                                     -          48,000
                                           -----------     -----------
   Total revenue                             1,789,000       3,407,000


Operating expenses:
   Lease operating expenses                  1,093,000       1,319,000
   Depreciation and depletion                  869,000         490,000
   Exploration expenses                         37,000           9,000
   Dry hole costs                              256,000               -
   Abandoned and impaired properties           162,000               -
   Professional fees                           346,000         240,000
   General and administrative                  352,000         335,000
   Stock option expense                         16,000          78,000
                                           -----------     -----------
   Total operating expenses                  3,131,000       2,471,000
                                           -----------     -----------
Income from operations                      (1,342,000)        936,000

Other income and expenses:
   Other income                                  1,000           9,000
   Interest and financing costs               (321,000)       (653,000)
                                           -----------     -----------
   Total other income and expenses            (320,000)       (644,000)
                                           -----------     -----------
   Net income (loss)                       $(1,662,000)    $   292,000
                                           ===========     ===========
Net income (loss) per common share:
   Basic                                   $     (0.15)     $     0.03
                                           ===========     ===========

   Diluted                                 $     (0.15)*    $     0.02
                                           ===========     ===========

*   Potentially dilutive securities outstanding were anti-dilutive



         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                                Six Months Ended
                                           December 31,    December 31,
                                           -----------     -----------
                                              2001            2000

Revenue:
   Oil and gas sales                       $ 4,179,000     $ 5,691,000
   Operating fee income                         53,000          53,000
   Other revenue                                     -          63,000
                                           -----------     -----------
   Total revenue                             4,232,000       5,807,000


Operating expenses:
   Lease operating expenses                  1,814,000       2,262,000
   Depreciation and depletion                1,662,000         956,000
   Exploration expenses                        109,000          22,000
   Dry hole costs                              381,000               -
   Abandoned and impaired properties           162,000               -
   Professional fees                           670,000         470,000
   General and administrative                  638,000         627,000
   Stock option expense                         33,000         289,000
                                           -----------     -----------
   Total operating expenses                  5,469,000       4,626,000
                                           -----------     -----------
Income from operations                      (1,237,000)      1,181,000

Other income and expenses:
   Other income                                  4,000         372,000
   Interest and financing costs               (673,000)       (991,000)
                                           -----------     -----------
   Total other income and expenses            (669,000)       (619,000)
                                           -----------     -----------
   Net income (loss)                       $(1,906,000)    $   562,000
                                           ===========     ===========
Net income (loss) per common share:
   Basic                                   $     (0.17)    $      0.06
                                           ===========     ===========

   Diluted                                 $     (0.17)*   $      0.05
                                           ===========     ===========

*   Potentially dilutive securities outstanding were anti-dilutive


        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year ended June 30, 2001 and Six Months Ended December 31, 2001
(Unaudited)
-----------------------------------------------------------------------------

                                                                             Accumulated
                                                                               other
                                                                               compre-
                                               Common Stock       Additional   hensive
                                             -----------------     paid-in     income     Comprehensive   Accumulated
                                             Shares     Amount     capital     (loss)     income (loss)     deficit        Total
                                           ----------  --------   ----------   ---------  -------------   ------------  ------------

Balance, July 1, 2000                       8,422,000  $ 84,000   33,747,000     77,000                   (22,945,000)   10,963,000

Comprehensive loss:
  Net loss                                          -         -            -                   345,000)       345,000       345,000
                                                                                            -----------
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities            -         -            -      (8,000)       (8,000)                      (8,000)
                                                                                            -----------
Comprehensive loss                                  -         -            -                   337,000
                                                                                            ===========
Stock options granted as compensation               -         -      520,000          -                             -       520,000
Fair value of warrants issued for common
  stock investment agreement                        -         -    1,436,000          -                             -     1,436,000
Warrant issued in exchange for common
  stock investment agreement                        -         -   (1,436,000)         -                             -    (1,436,000)
Shares issued for cash, net of commissions  1,004,000    10,000    2,412,000          -                             -     2,422,000
Shares issued for cash upon exercise
  of options                                  922,000     9,000    1,471,000          -                             -     1,480,000
Conversion of note payable and accrued
  interest to common stock                    200,000     2,000      509,000          -                             -       511,000
Shares issued for oil and gas properties      851,000     9,000    2,945,000          -                             -     2,954,000
Shares reacquired and retired                (239,000)   (2,000)    (904,000)         -                             -      (906,000)
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, June 30, 2001                     11,160,000   112,000   40,700,000     69,000                   (22,600,000)   18,281,000

Comprehensive loss:
  Net loss                                          -         -            -                (1,906,000)    (1,906,000)   (1,906,000)
                                                                                            -----------
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities            -         -            -   (136,000)      (136,000)                    (136,000)
                                                                                            -----------
Comprehensive income                                -         -            -                (2,042,000)
                                                                                            ===========
Stock options granted as compensation               -         -       33,000          -                             -        33,000
Shares issued for cash upon exercise
  of options                                  150,000     1,000      284,000          -                             -       285,000
Shares issued for services                      3,000         -        7,000          -                             -         7,000
Shares issued for oil and gas properties      137,000     1,000      374,000          -                             -       375,000
Shares reacquired and retired                 (26,000)        -     (131,000)         -                             -      (131,000)
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, December 31, 2001                 11,424,000  $114,000   41,267,000    (67,000)                  (24,506,000)   16,808,000
                                           ==========  ========   ==========   =========                  ============   ===========



              See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                    Six Months Ended
                                                               December 31,     December 31,
                                                                  2001             2000
                                                               -----------      -----------
Cash flows operating activities:
   Net income (loss)                                           $(1,906,000)     $   562,000
   Adjustments to reconcile net income (loss) to cash
        used in operating activities:
   Depreciation and depletion                                    1,662,000          956,000
   Stock option expense                                             33,000          238,000
   Amortization of financing costs                                 279,000          244,000
   Abandoned and impaired properties                               162,000                -
   Shares issue for services                                         7,000                -
   Net changes in operating assets and operating
        liabilities:
   (Increase) decrease in trade accounts receivable                426,000       (1,172,000)
   Increase in prepaid assets                                     (148,000)         (68,000)
   (Increase) decrease in other current assets                      (6,000)          28,000
   Increase in accounts payable trade                            1,241,000          683,000
   Increase in other accrued liabilities                            21,000          110,000
   Deferred revenue                                                      -          (30,000)
                                                               -----------      -----------
Net cash provided by operating activities                      $ 1,771,000      $ 1,551,000
                                                               -----------      -----------
Cash flows from investing activities:
   Additions to property and equipment, net                     (1,278,000)      (6,487,000)
   Deposit on purchase of oil and gas properties                         -         (678,000)
   (Increase) decrease in long term assets                        (245,000)         165,000
                                                               -----------      -----------
Net cash used in investing activities                           (1,523,000)      (7,000,000)
                                                               -----------      -----------
Cash flows from financing activities:
   Stock issued for cash upon exercise of options                  285,000          807,000
   Issuance of common stock for cash                                     -        1,080,000
   Proceeds from borrowings                                      1,002,000        8,709,000
   Repayment of borrowings                                      (1,550,000)      (4,765,000)
   Decrease (increase) in accounts receivable from
        related parties                                            (59,000)          18,000
                                                               -----------      -----------
Net cash provided by (used in) financing activities               (322,000)       5,849,000
                                                               -----------      -----------
Net increase (decrease) in cash                                    (74,000)         400,000
                                                               -----------      -----------
Cash at beginning of period                                        518,000          302,000
                                                               -----------      -----------
Cash at end of period                                          $   444,000      $   702,000
                                                               ===========      ===========
Supplemental cash flow information -
Cash paid for interest and financing costs                     $   402,000      $   529,000
                                                               ===========      ===========
Non-cash financing activities:
Common stock issued for the purchase
   of oil and gas properties, net of return of
   deposited shares                                            $   375,000      $ 2,170,000
                                                               ===========      ===========
Shares reacquired and retired for
   oil and gas properties and option exercise                  $   131,000      $   482,000
                                                               ===========      ===========
Common stock issued for deposit on purchase
   of oil and gas properties                                   $         -      $ 1,964,000
                                                               ===========      ===========
Common stock issued note payable
   and accrued interest                                        $         -      $   511,000
                                                               ===========      ===========
Common stock, options and overriding royalties
   issued for services relating to debt financing              $         -      $   130,000
                                                               ===========      ===========

       See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations. As of December 31, 2001, the Company had a working capital deficit of $3,257,000. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its oil and gas properties.

   During fiscal 2001 and 2000, the Company has raised approximately $3,902,000 and $2,402,000, respectively, through private placements and option exercises. In addition, the Company has sold properties to fund its working capital deficits and/or its funding needs. Recently, the Company has taken steps to generate cash flow from operations through the acquisition of producing oil and gas properties which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(1)  Liquidity, Continued

     The Company believes that it could sell oil and gas properties or obtain additional financing, although, there can be no assurance that such financing would be available on timely or acceptable terms.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transaction. The Company is currently assessing the impact SFAS No. 144 will have on its financial condition and results of operations.


(2)  Investments

     The Company's investment in Bion Environmental Technologies, Inc. (Bion) is classified as an available for sale security and reported at its fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(2)  Investments, Continued

     The cost and estimated market value of the Company's investment in Bion at December 31, 2001 and June 30, 2001 are as follows:

                                                               Estimated
                                                 Unrealized      Market
                                        Cost     Gain/(Loss)      Value
                                      --------   -----------   ---------

          December 31, 2001           $152,000     (67,000)       85,000
                                      ========     =======       =======

          June 30, 2001               $152,000      69,000       221,000
                                      ========     =======       =======

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

     On November 15, 2001, the Company acquired producing oil and gas interests in Texas from certain unrelated entities and an unrelated individual. The acquisition had a purchase price of approximately $788,000 consisting of $413,000 in cash and 137,000 shares of the Company's restricted common stock with a fair value of $375,000 based on the closing price on the date of closing.

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,367,000 and $9,359,000 December 31, 2001 and June 30, 2001, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(3)  Oil and Gas Properties, Continued

     The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off. See note 7 to the financial statements.

     Proposed Acquisitions

     On December 26, 2001, the Company entered into an agreement to purchase Piper Petroleum Company ("Piper"), a private oil and gas company. Piper has working and royalty interests in over 300 properties which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coalbed methane gas project in Queensland, Australia. The Company will issue up to 1,431,000 shares of its restricted common stock. The closing is expected to take place on February 19, 2002 when Piper will be merged into a wholly owned subsidiary of Delta.

     On January 15, 2001, the Company entered into a purchase and sale agreement to acquire all of the domestic oil and gas properties of Castle Energy Corporation ("Castle") for up to $20 million in cash and 9,566,000 shares of the Company's restricted common stock.

     Subject to certain conditions, the closing of the acquisition with Castle is expected to occur in April 2002. Pursuant to the terms of the agreement, the cash portion of the purchase price will be reduced by the net cash flow generated by the properties acquired between October 1, 2001 an the closing date of the transaction. The sale is subject to approval by the shareholders of Delta. Each party is subject to penalties for failure to close the transaction. Delta may repurchase up to 3,188,667 of its shares from Castle for $4.50 per share for a period of one year after closing.

     The properties to be acquired from Castle consist of interests in approximately 525 producing wells in fourteen states, plus associated undeveloped acreage, with proved reserves of approximately 65 BCF of gas equivalent, of which proved developed producing reserves approximate 32 BCF of gas equivalent.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(4)  Long Term Debt


                                December 31,     June 30,
                                   2001           2001
                                ----------     ----------

          A                     $6,717,000     $7,337,000
          B                      2,169,000      2,097,000
                                ----------     ----------
                                $8,886,000     $9,434,000
          Current Portion        2,839,000      3,038,000
                                ----------     ----------
          Long-Term Portion     $6,047,000     $6,396,000
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(5)  Stockholder's Equity

     An investment agreement with Swartz Private Equity, LLC ("Swartz") entitles the Company to issue and sell ("Put") up to $20 million of its common stock to Swartz, subject to a formula based on the Company's stock price and trading volume over a three year period following the effective date of a registration statement covering the resale of the shares to the public. Pursuant to the terms of this investment agreement the Company is not obligated to sell to Swartz all of the common stock referenced in the agreement nor does the Company intend to sell shares to the entity unless it is beneficial to the Company.

     To exercise a Put, the Company must have an effective registration statement on file with the Securities and Exchange Commission ("SEC") covering the resale to the public by Swartz of any shares that it acquires under the investment agreement. The Company has filed a registration statement covering the Swartz transaction with the SEC. Swartz will pay us the lesser of the market price for each share minus $0.25, or 91% of the market price for each share of common stock under the Put. The market price of the shares of common stock during the 20 business days immediately following the date the Company exercises a Put is used to determine the purchase price Swartz will pay and the number of shares Delta will issue in return.

     If the Company does not Put at least $2,000,000 worth of common stock to Swartz during each one year period following shareholder approval of the Investment Agreement and registration with the SEC, the Company must pay Swartz an annual non-usage fee. This fee equals the difference between $200,000 and 10% of the value of the shares of common stock the Company Puts to Swartz during the one-year period. The fee is due and payable on the last business day of each one-year period. Each annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it accrued. The Company is not required to pay the annual non-usage fee to Swartz in years it has met the Put requirements. The Company is also not required to deliver the non-usage fee payment until Swartz has paid the Company for all Puts that are due. If the investment agreement is terminated, the Company must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date. The Company may terminate its right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of the Company's intention to terminate. However, any termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(5)  Stockholder's Equity, Continued

     The Company cannot determine the exact number of shares of the Company's common stock issuable under the investment agreement and the resulting dilution to its existing shareholders, which will vary with the extent to which we utilize the investment agreement and the market price of our common stock. The investment agreement provides that the Company cannot issue shares of common stock that would exceed 20% of the outstanding stock on the date of a Put unless and until we obtain shareholder approval of the issuance of common stock. The Company will seek the required shareholder approval under the investment agreement and under NASDAQ rules.

(6)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                       December 31,
                                                    ------------------
                                                    2001          2000
                                                    ----          ----

     Numerator:
       Numerator for basic and diluted
        earnings per share - income available
        to common stockholders                 $ (1,662,000)   $   292,000
                                               ------------    -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                              11,256,000     10,192,000

       Effect of dilutive securities-
        stock options and warrants                        *      1,715,000
                                               ------------    -----------
     Denominator for diluted
       earnings per common share                 11,256,000     11,907,000
                                               ============    ===========

     Basic earnings per common share           $       (.15)           .03
                                               ============    ===========

     Diluted earnings per common share                 (.15)*          .02
                                               ============    ===========

     *Potentially dilutive securities outstanding were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(6)  Earnings Per Share, Continued

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Six Months Ended
                                                       December 31,
                                                    ------------------
                                                    2001          2000
                                                    ----          ----
     Numerator:
       Numerator for basic and diluted
        earnings per share - income available
        to common stockholders                 $ (1,906,000)   $   562,000
                                               ------------    -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                              11,214,000      9,694,000

       Effect of dilutive securities-
        stock options and warrants                        *        917,000
                                               ------------    -----------
     Denominator for diluted
       earnings per common share                 11,214,000     10,611,000
                                               ============    ===========

     Basic earnings per common share           $       (.17)           .06
                                               ============    ===========

     Diluted earnings per common share                 (.17)*          .05
                                               ============    ===========

     *Potentially dilutive securities outstanding were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)

----------------------------------------------------------------------------


(7)  Subsequent Events

     On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's Offshore California properties. The Complaint is based on the collective claims of the plaintiffs that post-leasing amendments to a federal statute governing offshore activities have now been interpreted to alter significantly their rights and abilities to move forward with further exploration and development activities, and that the Government has failed to carry out its own obligations under the leases which has resulted in substantial delays and interference in exploration and development efforts. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The total amount claimed by all of the collective plaintiffs for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. The Company's claim (including the claim of its subsidiary Amber Resources Company) for lease bonuses and rentals paid by it and its predecessors is in excess of $152,000,000. In addition, the Company has asserted a claim for exploration costs and related expenses. The U.S. Government has not yet filed an answer to the Complaint.

     On February 1, 2002, the Company sold its interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota for $2,750,000 to Sovereign Holdings, LLC, an unrelated entity. As a result of the sale, the Company recognized at December 31, 2001 an impairment of $102,000.

     See Note (3) Oil and Gas Properties - Proposed Acquisitions for additional subsequent events.

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

     Liquidity and Capital Resources
     -------------------------------

     General
     -------

     At December 31, 2001, we had a working capital deficit of $3,257,000 compared to a working capital deficit of $1,560,000 at June 30, 2001. This increase in working capital deficit is primarily due to a decrease in oil and gas prices and the increase in accounts payable relating to additional drilling during the quarter.

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

     There are certain milestones that were previously established by the MMS for four of our five undeveloped offshore California units ( with the exception of Rocky Point). The specific milestones for each of the four units vary depending upon the operator of the unit. On July 2, 2001, however, these milestones were suspended by the MMS in compliance with an order entered by a Federal Court on June 22, 2001 in the case of California v. Norton. In that case, the CCC sued the United States government claiming, in essence, that the lease suspensions that were granted by the MMS while the COOGER Study was being completed violated the requirements of the Coastal Zone Management Act because, in granting those suspensions, the MMS did not make a determination that the suspensions were consistent with California's coastal management program. The Court agreed with California and ordered the MMS to set aside its approval of the subject suspensions and to direct suspensions of all of the subject leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act.

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

     If an Exploration Plan were approved, a delineation well would be spudded prior to the end of the applicable suspension. Once drilling is underway, the lease is held by operations. At the end of drilling operations, the lessee has a 180-day period to commence further operations (under an Exploration Plan or a Development and Production Plan) or to obtain a further suspension. In practice, the lessee would seek a suspension to allow for time to evaluate the results of delineation drilling and prepare a Development and Production Plan. Again, the applicable sections of the regulations accommodate suspensions for this purpose.

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

     As a result of the Norton case, the Rocky Point Unit leases are held under directed suspensions of operations with no specified end date. The United States government appealed the court's order in the Norton case. The Unit operator timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, state and local agencies.

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

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and we are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. We have also commenced litigation against the U.S. Government seeking damages in the event that we are not allowed to proceed. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at December 31, 2001 and June 30, 2001 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off. See note 7 to the financial statements.

     Offshore Producing Properties
     -----------------------------

     Point Arugello Unit. Pursuant to a financial arrangement between Whiting and us, we hold what is essentially the economic equivalent of a 6.07% working interest, which we call a "net operating interest," in the Point Arguello Unit and related facilities. In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, Unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa), which are operated by Arguello, Inc., a subsidiary of Plains Resources, Inc. In an agreement between Whiting and Delta (see Form 8-K dated June 9, 1999), Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

     There continues to be on going drilling and workover activity and we anticipate that we will participate in the drilling of at least four new wells in fiscal 2002. Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate the drilling costs to be paid through current operations or additional financing.

     Onshore Producing Properties
     ----------------------------

     We estimate our capital expenditures for onshore properties to be approximately $1.1 million for the year ended June 30, 2002. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

     Equity Transactions
     -------------------

     Agreement with Swartz
     ---------------------

     See Note (5) to Consolidated Financial Statements

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $285,000 during the six months ended December 31, 2001 and $1,480,000 during the year ended June 30, 2001.

     Capital Resources
     -----------------

     We expect to raise additional capital by selling our common stock in order to fund our capital requirements for our portion of the costs of the drilling and completion of development wells on our proved undeveloped properties during the next twelve months. There is no assurance that we will be able to do so or that we will be able to do so upon terms that are acceptable. We will continue to explore additional sources of both short-term and long-term liquidity to fund our operations and our capital requirements for development of our properties including establishing a credit facility, sale of equity or debt securities and sale of properties. Many of the factors, which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

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

     On February 1, 2002, we sold interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota for $2,750,000 to Sovereign Holdings, LLC, an unrelated entity. As a result of the sale, the Company recognized at December 31, 2001 an impairment of $102,000.

     Results of Operations
     ---------------------

     Income (loss).   We reported a net loss for the three and six months
ended December 31, 2001 of $1,662,000 and $1,906,000 compared to net income of $292,000 and $562,000 for the three and six months ended December 31, 2001. The net loss and net income for the three and six months ended December 31, 2001 and 2000 were affected by numerous items, described in detail below.

     Revenue. Total revenues for the three and six months ended December 31, 2001 were $1,789,000 and $4,232,000 compared to $3,407,000 and $5,807,000 for
the three and six months ended December 31, 2000.   Oil and gas sales for the
three and six months ended December 31, 2001 were $1,763,000 and $4,179,000 compared to $3,333,000 and $5,691,000 for the three and six months ended
December 31, 2000.   The decrease in oil and gas revenue is primarily
attributed to the decrease in oil and gas prices offset by additional production relating to certain acquisitions during fiscal 2001.

     Production volumes and average prices received for the three months ended December 31, 2001 and 2000 are as follows:

                                             Three Months Ended
                                                 December 31,
                                           2001                2000
                                     Onshore  Offshore   Onshore  Offshore

Production:
   Oil (barrels)                     28,659    75,019    31,995    89,111
   Gas (Mcf)                        168,311         -   107,055         -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                  $18.39    $10.96    $27.15    $18.62
   Gas (per Mcf)                     $ 2.30         -    $ 7.52         -
   Gross of forward contract sales*
   Oil (per barrel)                  $18.22    $10.96    $27.15    $24.57
   Gas (per Mcf)                     $ 2.28         -    $ 7.52         -

     Production volumes and average prices received for the six months ended December 31, 2001 and 2000 are as follows:

                                              Six Months Ended
                                                 December 31,
                                           2001                2000
                                     Onshore  Offshore   Onshore  Offshore

Production:
   Oil (barrels)                     55,921   144,238    54,584   160,929
   Gas (Mcf)                        317,320         -   236,105         -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                  $22.11    $14.05    $27.94    $17.36
   Gas (per Mcf)                     $ 2.89         -    $ 5.81         -
   Gross of forward contract sales*
   Oil (per barrel)                  $22.26    $14.05    $27.94    $24.60
   Gas (per Mcf)                     $ 2.89 _       -    $ 5.81         -

     *We sold 25,000 barrels of our offshore production per month from June 2000 to December 2000 at $14.65 per barrel under fixed price contracts with production purchases. We received the benefit of 6,000 barrels per month from March 1, 2001 through October 31, 2001 at $27.31 per barrel under fixed price contracts with Enron North American Corp ("Enron"). After Enron filed bankruptcy, we terminated our fixed price contract. We expect to have a claim in bankruptcy, but do not expect to recover these claims.

     Other Revenue. Other revenue includes amounts recognized from production of gas previously deferred pending determination of our interests in the properties.

     Lease Operating Expenses. Lease operating expenses were $1,093,000 and $1,814,000 for the three and six months ended December 31, 2001 compared to $1,319,000 and $2,262,000 for the same period in 2000. On a barrel equivalent basis, lease operating expenses were $4.40 and $4.13 for the three and six months ended December 31, 2001 compared to $5.61 and $4.78 for the same periods in 2000 for onshore properties. On a barrel equivalent basis, lease operating expenses were $9.46 and $11.24 for the three months ended December 31, 2001 compared to $11.67 and $11.26 for the same periods in 2000 for the offshore properties. The decrease in lease operating expense is attributed to lower offshore operating cost after the completion of an extensive workover program during fiscal 2001.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended December 31, 2001 was $869,000 and $1,662,000 compared to $490,000 and $956,000 for the same period in 2000. On a barrel equivalent basis, the depletion rate were $9.81 and $10.29 for the three and six months ended December 31, 2001 and $9.83 and $10.18 for the same periods in 2000 for onshore properties. On a barrel equivalent basis, the depletion rate were $4.16 and $3.75 for the three months ended December 31, 2001 compared to $2.77 and $2.43 for the same periods in 2000 for offshore properties. The increase in depletion expense is attributed to the decrease in reserves attributable to lower oil and gas prices.

     Exploration Expenses. We incurred exploration expenses of $204,000 and $276,000 for the three and six months ended December 31, 2001 compared to $9,000 and $22,000 for the same period in 2000. Exploration expense has increased from last year as the Company has expanded its activity in South Dakota and offshore California.

     Dry Hole Cost. We incurred dry hole cost of $256,000 and $381,000 for the three and six months ended December 31, 2001 relating to five dry holes.

     Abandoned and Impaired Properties. We impaired $60,000 relating to undeveloped properties in onshore California and $102,000 relating to our Eland and Stadium fields in Stark County, North Dakota, which were sold on February 1, 2002 during the quarter ended December 31, 2001.

     Professional fees   Professional fees for the three and six months ended
December 31, 2001 were $346,000 and $670,000 compared to $240,000 and $470,000 for the same period in 2000. The increase in professional fees was primarily attributed legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the company's undeveloped offshore California leases.

     General and Administrative Expenses.   General and administrative
expenses for the three and six months ended December 31, 2001 were $352,000 and $638,000 compared to $335,000 and $627,000 for the same periods in 2000.

     Stock Option Expense. Stock option expense has been recorded for the three and six months ended December 31, 2001 of $16,000 and $33,000 compared to $78,000 and $289,000 for the same period in 2000, for options granted to for certain directors and consultants at option prices below the market price at the date of grant.

     Other income. Other income during the six months ended December 31, 2000 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group in the amount of $350,000.

     Interest and Financing Costs. Interest and financing costs for the three and six months ended December 31, 2001 were $321,000 and $673,000 compared to $653,000 and $991,000 for the same period in 2000. The decrease in interest expense can be attributed to lower interest rates established through traditional financing.

Item 3.  Market Risk

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue
and related receivables are payable in U.S. dollars.   We did have a contract
to sell 6,000 barrels a month at $27.31 through February 28, 2002 with Enron North American Corp, which we canceled on December 10, 2001 based on the
uncertainty of Enron's future.   We were subject to interest rate risk on
$8,886,000 of variable rate debt obligations at December 31, 2001. The annual effect of a one percent change in interest rates would be approximately $86,000. The interest rate on these variable rate debt obligations approximates current market rates as of December 31, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On January 9, 2002, we filed a lawsuit along with several other companies in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The Complaint is based on our collective claims that post-leasing amendments to a federal statute governing offshore activities have now been interpreted to alter significantly our rights and abilities to move forward with further exploration and development activities, and that the Government has failed to carry out its own obligations under the leases which has resulted in substantial delays and interference in our exploration and development efforts. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The total amount claimed by all of the collective plaintiffs for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim (including the claim of our subsidiary Amber Resources Company) for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, we have asserted a claim for exploration costs and related expenses. The U.S. Government has not yet filed an answer to our Complaint.

Item 2.  Changes in Securities.

     On November 15, 2001, the Company acquired producing oil and gas interests in Texas from certain unrelated entities and an unrelated individual. The acquisition had a purchase price of approximately $788,000 consisting of $413,000 in cash and 137,000 shares of the Company's restricted common stock with a fair value of $375,000 based on the closing price on the date of closing.

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

                                    DELTA PETROLEUM CORPORATION
                                    (Registrant)



                                    By: s/Roger A. Parker
                                        -----------------------------
                                        Roger A. Parker
                                        President and Chief Executive Officer



                                    By: s/Kevin K. Nanke
                                        -----------------------------
                                        Kevin K. Nanke, Treasurer and
                                          Chief Financial Officer



Date: February 13, 2002