Form 10-Q/A
period 2001-12-31
DELTA PETROLEUM CORP/CO
filed 2002-05-01
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

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


           475 17th Street, Suite 1400
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

                                                                  FORM 10-Q
                                                                  2nd QTR.
                                                                  FY 2002
                                   INDEX

PART I     FINANCIAL INFORMATION

                                                                     PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 2001 and
          June 30, 2001 (unaudited)                                      1

          Consolidated Statements of Operations -
          Three Months Ended
          December 31, 2001 and 2000 (unaudited)                         3

          Consolidated Statements of Operations -
          Six Months Ended
            December 31, 2001 and 2000 (unaudited)                       4

          Consolidated Statement of Stockholders' Equity
            and Comprehensive Income (loss)
          Year Ended June 30, 2001 and
          Six Months Ended December 31, 2001 (unaudited)                 5

          Consolidated Statements of Cash Flows -
          Six Months Ended
          December 31, 2001 and 2000 (unaudited)                         6

          Notes to Consolidated Financial Statements (unaudited)         7

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations                                         18

Item 3.   Market Risk                                                   27

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             28
Item 2.   Changes in Securities                                         28
Item 3.   Defaults upon Senior Securities                               28
Item 4.   Submission of Matters to a Vote of
          Security Holders                                              28
Item 5.   Other Information                                             28
Item 6.   Exhibits and Reports on Form 8-K                              28



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

     The Company had a contract to sell 6,000 barrels of oil a month at $22.31 through February 28, 2002 with Enron North America Corp., which we terminated on December 10, 2001. Delta has a claim in bankruptcy of approximately $185,000, but we do not expect to recover this claim. The impact of not recovering this claim is less than $.02 per share.

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














                                      8
DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

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

     Proposed Acquisitions

     On February 19, 2002, Delta completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. Delta issued 1,374,240 shares of restricted common stock for 100% of the shares of Piper. The 1,374,240 shares of restricted common stock was valued at approximately $5,244,000 based on the five-day average closing price surrounding the announcement of the merger. In addition, Delta issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, we acquired Piper's working and royalty interests in over 300 properties which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia.

     Delta entered into a Purchase and Sale Agreement to purchase all of the United States domestic oil and gas properties of Castle for $20,000,000, payable in proceeds from bank financing in cash, plus 9,566,000 shares of Delta's Common Stock valued at approximately $37,977,000 based on the five-day average closing price surrounding the announcement of the acquisition. The effective date is October 1, 2001 and closing is expected to occur no later than June 30, 2002. Pursuant to the terms of the Purchase and Sale Agreement, the cash portion of the purchase price payable at closing will be reduced by the cash flow from the properties between the effective date and the closing date. The sale is subject to approval by the shareholders of Delta. Each party is subject to a penalty in the amount of 700,000 shares of their respective common stock for failure to close the transaction. Delta has an additional penalty in the amount of 700,000 shares of its Common Stock if the transaction is terminated by Castle because the closing does not occur by June 30, 2002 due to Delta's failure to timely respond to SEC comments, a determination by Delta not to proceed with the transaction or any other delay or failure to meet the conditions of closing, other than a failure to obtain shareholder approval in a situation where less than a majority of shares issued and outstanding can be voted, exclusive of broker non-votes, for, against or abstaining on the proposal to approve the agreement with Castle. Delta may repurchase up to 3,188,667 of its shares from Castle for $4.50 per share for a period of one year after closing. The option to repurchase up to 3,188,667 of our shares for $4.50 will preserve the potential upside relating to future value relating to our offshore oil and gas properties. If we decide to exercise our option to repurchase our shares, the value of the repurchased

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


(3)  Oil and Gas Properties, Continued

shares less the cost of the shares originally issued would be an adjustment to oil and gas properties. As a part of the acquisition, upon closing, Delta has granted an option to acquire a 4% working interest in the properties acquired for a cost of $974,000 to BWAB Limited Liability Company, a less than 10% shareholder of Delta. The difference between the $974,000 paid by BWAB, which is less than fair value, and 4% of the cost of the Castle properties will be treated as an additional acquisition cost by Delta for their consultation and assistance related to the transaction.

     Even though Delta has had conversations with a bank to provide the necessary financing at closing and has obtained a preliminary commitment letter from a bank for a loan to be collateralized by all unencumbered oil and gas properties in an amount of up to $20,000,000 with an interest rate of prime + 1-1/2% and a 3 year maturity date, the commitment is preliminary, may be withdrawn at any time and all of the stated terms are subject to change.
If the Company chooses to close the acquisition with a bridge note payable to Castle, there is no assurance that it could repay all or part of the bridge note with borrowed or other funds. If Delta is unable to pay all or a portion of the bridge note in cash, it may pay the unpaid portion in shares of Delta's Common Stock at $3.00 per share. However, in no event will Delta issue shares to Castle that would result in Castle holding more than 49.9% of Delta's outstanding Common Stock. In the event that Delta is unable to obtain sufficient cash to pay the bridge note when due, and the number of shares that would be issued to Castle to fully pay the bridge note would result in Castle holding more than 49.9% of the outstanding shares, Delta will only issue the maximum number of shares of Common Stock that is possible without causing Castle to own more than 49.9% of the outstanding shares. Any remaining amounts due shall continue to be due and payable in either cash or shares of Delta Common Stock as soon as it is possible for Delta to issue sufficient shares to pay the remaining amounts without causing Castle to own more than 49.9% of the outstanding shares.

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


(4) Long Term Debt, Continued

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


(3)  Stockholder's Equity, Continued

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)

----------------------------------------------------------------------------

(7)  Subsequent Events

     On January 9, 2002, Delta and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of Delta's Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases is currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and Delta decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear Delta's appeal of any such ruling or ultimately makes a determination adverse to Delta, it is likely that some or all of these leases would become impaired and written off at that time. In addition, it should be noted that Delta's pending litigation against the United States is predicated on the ruling of the lower court in California v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with Delta is not settled, it would be necessary for Delta to reevaluate whether the leases should be considered impaired at that time. As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though Delta would undoubtedly proceed with its litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and Delta will continuously evaluate those factors as they occur."

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)

----------------------------------------------------------------------------


(7)  Subsequent Events, Continued

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Delta's claim (including the claim of its subsidiary Amber Resources Company) for lease bonuses and rentals paid by Delta and its predecessors is in excess of $152,000,000. In addition, its claim for exploration costs and related expenses will also be substantial.

     On March 1, 2002, Delta completed the sale of 21 producing wells and acreage located primarily in the Eland and Stadium fields of Stark County, North Dakota, to Sovereign Holdings, LLC, a privately-held Colorado limited liability company, for cash consideration of $2,750,000 pursuant to a purchase and sale agreement dated February 1, 2002 and effective January 1, 2002.
These properties accounted for approximately 9.45% of our total assets as of June 30, 2001 and also accounted for approximately 22.6% of our total revenues and approximately 11.9% of our total operating expenses during our past fiscal year.

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

Item 4.  Submission of Matters to a Vote of Security Holders. None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. None.
     (b) Reports on Form 8-K.  None.

                                 SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DELTA PETROLEUM CORPORATION
                                    (Registrant)



                                    By: /s/ Roger A. Parker
                                        -----------------------------
                                        Roger A. Parker
                                        President and Chief Executive Officer



                                    By: /s/ Kevin K. Nanke
                                        -----------------------------
                                        Kevin K. Nanke, Treasurer and
                                          Chief Financial Officer



Date: April 30, 2002