Form 10-Q
period 2002-03-31
DELTA PETROLEUM CORP/CO
filed 2002-05-15
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

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

13,038,000 shares of common stock $.01 par value were outstanding as of May 14, 2002.

                                                                    FORM 10-Q
                                                                    3rd QTR.
                                                                    FY 2002

                                  INDEX

PART I     FINANCIAL INFORMATION

                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2002 and
          June 30, 2001 (unaudited)...................................1

          Consolidated Statements of Operations -
          Three Months Ended
          March 31, 2002 and 2001 (unaudited).........................3

          Consolidated Statements of Operations -
          Nine Months Ended
          March 31, 2002 and 2001 (unaudited).........................4

          Consolidated Statement of Stockholders' Equity
          and Comprehensive Income (loss)
          Year Ended June 30, 2001 and
          Nine Months Ended March 31, 2002 (unaudited)................5

          Consolidated Statements of Cash Flows -
          Nine Months Ended
          March 31, 2002 and 2001 (unaudited).........................6

          Notes to Consolidated Financial Statements (unaudited)......7

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations.......................................19

Item 3.   Market Risk.................................................29

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................30
Item 2.   Changes in Securities.......................................30
Item 3.   Defaults upon Senior Securities.............................31
Item 4.   Submission of Matters to a Vote of
          Security Holders............................................31
Item 5.   Other Information...........................................31
Item 6.   Exhibits and Reports on Form 8-K............................31



The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                     March 31,     June 30,
                                                        2002         2001
                                                    ------------  -----------
                                                     (Unaudited)
ASSETS

Current Assets:
   Cash                                             $   274,000   $   518,000
   Trade accounts receivable, net of
      allowance for doubtful accounts of $50,000
       at March 31, 2002 and June 30, 2001              824,000     1,673,000

   Accounts receivable - related parties                118,000       272,000
   Prepaid assets                                       953,000       594,000
   Other current assets                                 222,000       538,000
                                                    -----------   -----------

         Total current assets                         2,391,000     3,595,000
                                                    -----------   -----------

Property and Equipment:
   Oil and gas properties, at cost (using
      the successful efforts method
      of accounting):                                27,829,000    29,955,000
   Less accumulated depreciation and depletion       (5,267,000)   (5,024,000)
                                                    -----------   -----------

         Net property and equipment                  22,562,000    24,931,000
                                                    -----------   -----------
Long term assets:
   Deferred financing costs                             147,000       241,000
   Investment in Bion Environmental                     112,000       221,000
   Partnership net assets                               916,000       844,000
   Assets held for sale                               5,702,000             -
                                                    -----------   -----------

         Total long term assets                       6,877,000     1,306,000

                                                    $31,830,000   $29,832,000
                                                    ===========   ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED
-----------------------------------------------------------------------------

                                                      March 31,     June 30,
                                                        2002         2001
                                                    ------------  -----------
                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                $ 3,186,000   $ 3,038,000
   Accounts payable                                   2,626,000     2,071,000
   Other accrued liabilities                             45,000        46,000
                                                    -----------   -----------

  Total current liabilities                           5,857,000     5,155,000
                                                    -----------   -----------

Long-term debt, net                                   4,934,000     6,396,000
                                                    -----------   -----------
Stockholders' Equity:
   Preferred stock, $.10 par value;
      authorized 3,000,000 shares, none issued                -             -
   Common stock, $.01 par value;
      authorized 300,000,000 shares, issued
      11,424,000 shares at March 31, 2002
      and 13,038,000 at June 30, 2001                   130,000       112,000
   Additional paid-in capital                        47,042,000    40,700,000
   Accumulated other comprehensive income               (40,000)       69,000
   Accumulated deficit                              (26,093,000)  (22,600,000)
                                                    -----------   -----------

  Total stockholders' equity                         21,039,000    18,281,000
                                                    -----------   -----------
Commitments
                                                    $31,830,000   $29,832,000
                                                    ===========   ===========




         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------
                                               Three Months Ended
                                            March 31,        March 31,
                                              2002            2001
                                           -----------     -----------
Revenue:
   Oil and gas sales                       $ 1,138,000     $ 3,661,000
   Operating fee income                         27,000          26,000
   Loss on sale of oil and gas properties     (107,000)              -
   Other revenue                                     -          15,000
                                           -----------     -----------

   Total revenue                             1,058,000       3,702,000


Operating expenses:
   Lease operating expenses                    865,000       1,520,000
   Depreciation and depletion                  587,000         600,000
   Exploration expenses                         16,000          26,000
   Dry hole costs                               15,000          90,000
   Abandoned and impaired properties                 -               -
   Professional fees                           284,000         348,000
   General and administrative                  593,000         268,000
   Stock option expense                         20,000          45,000
                                           -----------     -----------

   Total operating expenses                  2,380,000       2,897,000
                                           -----------     -----------

Income from operations                      (1,322,000)        805,000

Other income and expenses:
   Other income                                  9,000          30,000
   Interest and financing costs               (274,000)       (504,000)
                                           -----------     -----------

   Total other income and expenses            (265,000)       (474,000)
                                           -----------     -----------

   Net income (loss)                       $(1,587,000)    $   331,000
                                           ===========     ===========
Net income (loss) per common share:
   Basic                                   $     (0.13)     $     0.03
                                           ===========     ===========

   Diluted                                 $     (0.13)*    $     0.02
                                           ===========     ===========

*   Potentially dilutive securities outstanding were anti-dilutive


         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------
                                                Nine Months Ended
                                            March 31,       March 31,
                                              2002            2001
                                           -----------     -----------
Revenue:
   Oil and gas sales                       $ 5,317,000     $ 9,352,000
   Operating fee income                         80,000          80,000
   Loss on sale of oil and gas properties     (107,000)              -
   Other revenue                                     -          77,000
                                           -----------     -----------

   Total revenue                             5,290,000       9,509,000


Operating expenses:
   Lease operating expenses                  2,679,000       3,783,000
   Depreciation and depletion                2,249,000       1,556,000
   Exploration expenses                        125,000          49,000
   Dry hole costs                              396,000          90,000
   Abandoned and impaired properties           162,000               -
   Professional fees                           954,000         815,000
   General and administrative                1,231,000         896,000
   Stock option expense                         53,000         334,000
                                           -----------     -----------

   Total operating expenses                  7,849,000       7,523,000
                                           -----------     -----------

Income from operations                      (2,559,000)      1,986,000

Other income and expenses:
   Other income                                 13,000         402,000
   Interest and financing costs               (947,000)     (1,495,000)
                                           -----------     -----------

   Total other income and expenses            (934,000)     (1,093,000)
                                           -----------     -----------

   Net income (loss)                       $(3,493,000)    $   893,000
                                           ===========     ===========
Net income (loss) per common share:
   Basic                                   $     (0.30)    $      0.09
                                           ===========     ===========

   Diluted                                 $     (0.30)*   $      0.08
                                           ===========     ===========

*   Potentially dilutive securities outstanding were anti-dilutive


        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year ended June 30, 2001 and Nine Months Ended March 31, 2002
(Unaudited)
-----------------------------------------------------------------------------

                                                                             Accumulated
                                                                               other
                                                                               compre-
                                               Common Stock       Additional   hensive
                                             -----------------     paid-in     income     Comprehensive   Accumulated
                                             Shares     Amount     capital     (loss)     income (loss)     deficit        Total
                                           ----------  --------   ----------   ---------  -------------   ------------  ------------

Balance, July 1, 2000                       8,422,000  $ 84,000   33,747,000     77,000                   (22,945,000)   10,963,000

Comprehensive loss:
  Net loss                                          -         -            -                   345,000        345,000       345,000
                                                                                            -----------
  Other comprehensive loss, net of tax
    Unrealized gain on equity securities            -         -            -      (8,000)       (8,000)                      (8,000)
                                                                                            -----------
Comprehensive loss                                  -         -            -                   337,000
                                                                                            ===========
Stock options granted as compensation               -         -      520,000          -                             -       520,000
Fair value of warrants issued for common
  stock investment agreement                        -         -    1,436,000          -                             -     1,436,000
Warrant issued in exchange for common
  stock investment agreement                        -         -   (1,436,000)         -                             -    (1,436,000)
Shares issued for cash, net of commissions  1,004,000    10,000    2,412,000          -                             -     2,422,000
Shares issued for cash upon exercise
  of options                                  922,000     9,000    1,471,000          -                             -     1,480,000
Conversion of note payable and accrued
  interest to common stock                    200,000     2,000      509,000          -                             -       511,000
Shares issued for oil and gas properties      851,000     9,000    2,945,000          -                             -     2,954,000
Shares reacquired and retired                (239,000)   (2,000)    (904,000)         -                             -      (906,000)
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, June 30, 2001                     11,160,000   112,000   40,700,000     69,000                   (22,600,000)   18,281,000

Comprehensive loss:
  Net loss                                          -         -            -                (3,493,000)    (3,493,000)   (3,493,000)
                                                                                            -----------
  Other comprehensive loss, net of tax
    Unrealized loss on equity securities            -         -            -   (109,000)      (109,000)                    (109,000)
                                                                                            -----------
Comprehensive income                                -         -            -                (3,602,000)
                                                                                            ===========
Stock options granted as compensation               -         -       53,000          -                             -        53,000
Shares issued for cash, net of commissions     72,000     1,000      224,000          -                             -       225,000
Shares issued for cash upon exercise
  of options                                  252,000     2,000      397,000          -                             -       399,000
Shares issued for services                     14,000         -       48,000          -                             -        48,000
Shares issued for oil and gas properties      137,000     1,000      374,000          -                             -       375,000
Shares issued for all outstanding shares
  of Piper Petroleum Company                1,377,000    14,000    5,220,000          -                             -     5,234,000
Shares issued for debt                         51,000         -      157,000          -                             -       157,000
Shares reacquired and retired                 (25,000)        -     (131,000)         -                             -      (131,000)
                                           ----------  --------   ----------   ---------                  ------------   -----------

Balance, March 31, 2002                    13,038,000  $130,000   47,042,000    (40,000)                  (26,093,000)   21,039,000
                                           ==========  ========   ==========   =========                  ============   ===========



              See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                  March 31,         March 31,
                                                                    2002              2001
                                                                 -----------      -----------
Cash flows operating activities:
   Net income (loss)                                             $(3,493,000)     $   893,000
   Adjustments to reconcile net income (loss) to cash
        used in operating activities:
     Depreciation and depletion                                    2,249,000        1,556,000
     Stock option expense                                             53,000          445,000
     Amortization of financing costs                                 417,000          370,000
     Abandoned and impaired properties                               162,000                -
     Loss on sale of oil and gas properties                          107,000                -
     Shares issued for services                                       48,000                -
   Net changes in operating assets and operating
        liabilities:
     (Increase) decrease in trade accounts receivable                897,000         (941,000)
     Increase in prepaid assets                                      (32,000)        (395,000)
     (Increase) decrease in other current assets                      (7,000)          61,000
     Decrease in accounts payable trade                           (1,010,000)        (120,000)
     Decrease in other accrued liabilities                            (1,000)        (292,000)
     Deferred revenue                                                      -          (44,000)
                                                                 -----------      -----------
Net cash provided by (used in) operating activities              $  (546,000)     $ 1,533,000
                                                                 -----------      -----------
Cash flows from investing activities:
     Additions to property and equipment, net                     (2,009,000)      (9,542,000)
     Proceeds from sale of oil and gas properties                  3,398,000                -
     Increase in oil and gas properties available for sale           (22,000)               -
     Merger with Piper Petroleum                                      74,000                -
     (Increase) decrease in long term assets                         (72,000)         125,000
                                                                 -----------      -----------
Net cash provided by (used in) investing activities                1,369,000       (9,417,000)
                                                                 -----------      -----------
Cash flows from financing activities:
     Stock issued for cash upon exercise of options                  399,000          994,000
     Issuance of common stock for cash                               225,000        2,422,000
     Proceeds from borrowings                                      1,633,000       13,520,000
     Repayment of borrowings                                      (3,347,000)      (8,825,000)
     Decrease (increase) in accounts receivable from
        related parties                                               23,000         (115,000)
                                                                 -----------      -----------
Net cash provided by (used in) financing activities               (1,067,000)       7,996,000
                                                                 -----------      -----------
Net increase (decrease) in cash                                     (244,000)         112,000
                                                                 -----------      -----------
Cash at beginning of period                                          518,000          302,000
                                                                 -----------      -----------
Cash at end of period                                            $   274,000      $   414,000
                                                                 ===========      ===========
Supplemental cash flow information -
Cash paid for interest and financing costs                       $   530,000      $ 1,398,000
                                                                 ===========      ===========
Non-cash financing activities:
Shares issued for all outstanding shares of
   Piper Petroleum Company                                       $ 5,234,000      $   906,000
                                                                 ===========      ===========
Common stock issued for the purchase
   of oil and gas properties, net of return of
   deposited shares                                              $   375,000      $ 2,832,000
                                                                 ===========      ===========
Shares reacquired and retired for
   oil and gas properties and option exercise                    $   131,000      $   906,000
                                                                 ===========      ===========
Common stock issued note payable
   and accrued interest or accounts payable                      $   157,000      $   511,000
                                                                 ===========      ===========
Common stock, options and overriding royalties
   issued for services relating to debt financing                $         -      $   130,000
                                                                 ===========      ===========

            See accompanying notes to consolidated financial statements.

                                      6
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements.
As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-K/A. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K/A for the year ended June 30, 2001, previously filed with the Securities and Exchange Commission.

     Liquidity

     The Company has incurred losses and significant deficiencies in cash flow from operations periodically over the past several years. As of March 31, 2002, the Company had a working capital deficit of $3,466,000. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its oil and gas properties.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

(2)  Investments, Continued

     The cost and estimated market value of the Company's investment in Bion at March 31, 2002 and June 30, 2001 are as follows:

                                                               Estimated
                                                 Unrealized      Market
                                        Cost     Gain/(Loss)      Value
                                      --------   -----------   ---------

          March 31, 2002              $152,000     (40,000)      112,000
                                      ========     =======       =======

          June 30, 2001               $152,000      69,000       221,000
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

     On February 19, 2002, Delta completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. Delta issued 1,374,240 shares of restricted common stock for 100% of the shares of Piper. The 1,374,240 shares of restricted common stock was valued at approximately $5,234,000 based on the five-day average closing price surrounding the announcement of the merger. In addition, Delta issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, we acquired Piper's working and royalty interests in over 300 properties which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. This project is classified as held for sale at March 31, 2002 at its estimated fair value of $5,272,000.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(3)  Oil and Gas Properties, Continued

     On March 1, 2002, Delta completed the sale of 21 producing wells and acreage located primarily in the Eland and Stadium fields of Stark County, North Dakota, to Sovereign Holdings, LLC, a privately-held Colorado limited liability company, for cash consideration of $2,750,000 pursuant to a purchase and sale agreement dated February 1, 2002 and effective January 1, 2002. As a result of the sale, the Company recorded a loss of sale of oil and gas properties of $1,000. These properties accounted for approximately 9.45% of our total assets as of June 30, 2001 and also accounted for approximately 22.6% of our total revenues and approximately 11.9% of our total operating expenses during our past fiscal year. Approximately $1,300,000 of the proceeds from the sale were used to pay existing debt.

     On March 1, 2002, the Company sold the properties acquired on November 15, 2001, to Whiting Petroleum Corporation for $648,000. As a result of the Sale, the Company recorded a loss on sale of oil and gas properties of $106,000. Proceeds from the sale were used to pay existing debt.

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,722,000 and $9,359,000 March 31, 2002 and June 30, 2001,
respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated.

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

     On January 9, 2002, Delta and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of Delta's Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(3)  Oil and Gas Properties, Continued

from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases is currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and Delta decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear Delta<s appeal of any such ruling or ultimately makes a determination adverse to Delta, it is likely that some or all of these leases would become impaired and written off at that time. In addition, it should be noted that Delta's pending litigation against the United States is predicated on the ruling of the lower court in California v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with Delta is not settled, it would be necessary for Delta to reevaluate whether the leases should be considered impaired at that time. As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though Delta would undoubtedly proceed with its litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and Delta will continuously evaluate those factors as they occur.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(3)  Oil and Gas Properties, Continued

     Proposed Acquisition

     Delta entered into a Purchase and Sale Agreement to purchase all of the United States domestic oil and gas properties of Castle Energy Corporation ("Castle") for $20,000,000, payable in proceeds from bank financing in cash, plus 9,566,000 shares of Delta's Common Stock valued at approximately $37,977,000 based on the five-day average closing price surrounding the announcement of the acquisition. The effective date is October 1, 2001 and closing is expected to occur on May 31, 2002. Pursuant to the terms of the Purchase and Sale Agreement, the cash portion of the purchase price payable at closing will be reduced by the cash flow from the properties between the effective date and the closing date. The sale is subject to approval by the shareholders of Delta. Each party is subject to a penalty in the amount of 700,000 shares of their respective common stock for failure to close the transaction.

     Delta has an additional penalty in the amount of 700,000 shares of its Common Stock if the transaction is terminated by Castle because the closing does not occur by June 30, 2002 due to Delta's failure to timely respond to SEC comments, a determination by Delta not to proceed with the transaction or any other delay or failure to meet the conditions of closing, other than a failure to obtain shareholder approval in a situation where less than a majority of shares issued and outstanding can be voted, exclusive of broker non-votes, for, against or abstaining on the proposal to approve the agreement with Castle. Delta may repurchase up to 3,188,667 of its shares from Castle for $4.50 per share for a period of one year after closing. The option to repurchase up to 3,188,667 of our shares for $4.50 will preserve the potential upside relating to future value relating to our offshore oil and gas properties. If we decide to exercise our option to repurchase our shares, the value of the repurchased shares less the cost of the shares originally issued would be an adjustment to oil and gas properties. As a part of the acquisition, upon closing, Delta has granted an option to acquire a 4% working interest in the properties acquired for a cost of $974,000 to BWAB Limited Liability Company, a less than 10% shareholder of Delta. The difference between the $974,000 paid by BWAB, which is less than fair value, and 4% of the cost of the Castle properties will be treated as an additional acquisition cost by Delta for its consultation and assistance related to the transaction.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(3)  Oil and Gas Properties, Continued

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


(4)  Long Term Debt

                                 March 31,       June 30,
                                   2002           2001
                                ----------     ----------

          A                     $6,371,000     $7,337,000
          B                      1,475,000      2,097,000
          C                        274,000              -
                                ----------     ----------
                                $8,120,000     $9,434,000
          Current Portion        3,186,000      3,038,000
                                ----------     ----------
          Long-Term Portion     $4,934,000     $6,396,000
                                ==========     ==========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

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

     C. As a result of the merger with Piper on February 19, 2002, the Company established a note payable of $350,000 to John Wilson II, for amounts previously owed to him by Piper. The value of the note was $233,000 at March 31, 2002 and is due on May 19, 2002. The Company also assumed a note payable to Summit Bank which had a value of $40,000 at March 31, 2002 which was paid in full subsequent to March 31, 2002.

(5)  Stockholder's Equity

     On March 20, 2002 the Company issued 71,429 shares of its restricted common stock, at a price of $3.15 per share, to an unrelated individual for net proceeds of $225,000.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(5)  Stockholder's Equity, Continued

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(6)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    2002          2001
                                                    ----          ----

     Numerator:
       Numerator for basic and diluted
        earnings per share - income available
        to common stockholders                 $ (1,587,000)   $   331,000
                                               ------------    -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                              12,124,000     10,680,000

       Effect of dilutive securities-
        stock options and warrants                        *      1,844,800
                                               ------------    -----------
     Denominator for diluted
       earnings per common share                 12,124,000     12,524,000
                                               ============    ===========

     Basic earnings per common share           $       (.13)           .03
                                               ============    ===========

     Diluted earnings per common share                 (.13)*          .03
                                               ============    ===========

     *Potentially dilutive securities outstanding were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(6)  Earnings Per Share, Continued

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Nine Months Ended
                                                         March 31,
                                                    ------------------
                                                    2002          2001
                                                    ----          ----
     Numerator:
       Numerator for basic and diluted
        earnings per share - income available
        to common stockholders                 $ (3,493,000)   $   893,000
                                               ------------    -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                              11,513,000     10,049,000

       Effect of dilutive securities-
        stock options and warrants                        *      1,736,000
                                               ------------    -----------
     Denominator for diluted
       earnings per common share                 11,513,000     11,785,000
                                               ============    ===========

     Basic earnings per common share           $       (.30)           .09
                                               ============    ===========

     Diluted earnings per common share                 (.30)*          .08
                                               ============    ===========

     *Potentially dilutive securities outstanding were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------


(7)  Subsequent Events

     On May 7, 2002, the Company entered into an agreement with an unrelated individual to sell a building located in Ft. Worth, Texas which was acquired through the merger with Piper for approximately $430,000 net of commission.

     On May 8, 2002, the Company entered into an agreement with Tipperary Corporation ("Tipperary") to exchange our undivided interests in the Authorities to Prospect (ATP's) covering lands in Queensland, Australia acquired through the merger with Piper for certain interests in the West Buna Field, in Hardin and Jasper Counties, Texas, $700,000 in cash, 250,000 unregistered shares of Tipperary common stock and certain obligations owed by the Company not to exceed $600,000. The Company's basis in the ATP's is approximately $5,250,000.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     Forward Looking Statement
     -------------------------

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors included in the following text as well as other risks previously discussed in the Company's annual report on Form 10-K/A.

     Liquidity and Capital Resources
     -------------------------------

     General
     -------

     At March 31, 2002, we had a working capital deficit of $3,466,000 compared to a working capital deficit of $1,560,000 at June 30, 2001. This increase in working capital deficit is primarily due to net losses incurred resulting from a decrease in oil and gas prices and the increase in accounts payable relating to additional drilling during the quarter.

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

     The operator has determined that the proposed Rocky Point Unit development activities comply with the State of California's approved coastal management program and will be conducted in a manner consistent with such program. That conclusion is based on an extensive environmental evaluation set forth in supporting information submitted to the MMS with the proposed revisions to Point Arguello Field DPPs and the evaluation may be accessed on the internet at http://www.mms.gov/omm/pacific/lease/rpu-pdfs/RPU-Supporting-Information.pdf. By correspondence dated August 7, 2001, however, the unit operator requested that the CCC suspend the consistency review for a revised Development and Porduction Plan since the MMS had temporarily stopped work on processing of the plan as the result of the Norton decision.

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

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and we are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. We have also commenced litigation against the U.S. Government seeking damages in the event that we are not allowed to proceed. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at December 31, 2001 and June 30, 2001 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off. See note 3 to the financial statements.

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

     Equity Transactions
     -------------------

     Agreement with Swartz
     ---------------------

     See Note (5) to Consolidated Financial Statements

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $399,000 during the nine months ended March 31, 2002 and $1,480,000 during the year ended June 30, 2001.

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

     Results of Operations
     ---------------------

     Income (loss). We reported a net loss for the three and nine months ended March 31, 2002 of $1,587,000 and $3,493,000 compared to net income of $331,000 and $893,000 for the three and nine months ended March 31, 2001. The net loss and net income for the three and nine months ended March 31, 2002 and 2001 were affected by numerous items, described in detail below.

     Revenue. Total revenues for the three and nine months ended March 31, 2002 were $1,058,000 and $5,290,000 compared to $3,702,000 and $9,509,000 for the three and nine months ended March 31, 2001. Oil and gas sales for the three and nine months ended March 31, 2002 were $1,138,000 and $5,317,000 compared to $3,661,000 and $9,352,000 for the three and nine months ended
March 31, 2001.   The decrease in oil and gas revenue is primarily attributed to the decrease in oil and gas prices and the sale of the Eland properties offset by additional production relating to certain acquisitions during fiscal 2001.

     Production volumes and average prices received for the three months ended December 31, 2001 and 2000 are as follows:

                                             Three Months Ended
                                                  March 31,
                                           2002                2001
                                     Onshore  Offshore   Onshore  Offshore

Production:
   Oil (barrels)                      5,180    62,496    26,946    84,566
   Gas (Mcf)                        153,979         -   157,863         -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                  $17.26    $13.24    $29.04    $19.70
   Gas (per Mcf)                     $ 1.43         -    $ 7.62         -
   Gross of forward contract sales*
   Oil (per barrel)                  $17.26    $13.24    $29.04    $19.70
   Gas (per Mcf)                     $ 1.43         -    $ 7.62         -


     Production volumes and average prices received for the nine months ended March 31, 2002 and 2001 are as follows:

                                              Nine Months Ended
                                                   March 31,
                                           2002                2001
                                     Onshore  Offshore   Onshore  Offshore

Production:
   Oil (barrels)                     61,101   206,734    81,530   245,495
   Gas (Mcf)                        471,299         -   393,968         -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                  $21.70    $13.81    $28.30    $18.17
   Gas (per Mcf)                     $ 2.41         -    $ 6.54         -
   Gross of forward contract sales*
   Oil (per barrel)                  $21.84    $13.81    $28.30    $23.23
   Gas (per Mcf)                     $ 2.41         -    $ 6.54         -

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

     Other Revenue. Other revenue in fiscal 2001 includes amounts recognized from production of gas previously deferred pending determination of our interests in the properties.

     Lease Operating Expenses. Lease operating expenses were $865,000 and $2,679,000 for the three and nine months ended March 31, 2002 compared to $1,520,000 and $3,783,000 for the same period in 2001. On a barrel equivalent basis, lease operating expenses were $4.06 and $4.12 for the three and nine months ended March 31, 2002 compared to $3.23 and $4.37 for the same periods in 2001 for onshore properties. On a barrel equivalent basis, lease operating expenses were $11.82 and $10.17 for the three and nine months ended March 31, 2002 compared to $15.89 and $12.72 for the same periods in 2001 for the offshore properties. The decrease in lease operating expense is attributed to lower offshore operating cost after the completion of an extensive workover program during fiscal 2001 and the sale of the Eland properties.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 2002 was $587,000 and $2,249,000 compared to $600,000 and $1,556,000 for the same period in 2001. On a barrel equivalent basis, the depletion rates were $9.34 and $10.08 for the three and nine months ended March 31, 2002 and $7.80 and $6.49 for the same periods in 2001 for onshore properties. On a barrel equivalent basis, the depletion rates were $4.05 and $4.77 for the three and nine months ended March 31, 2002 compared to $2.44 and $2.17 for the same periods in 2001 for offshore properties. The decrease in depletion expense is attributed to the sale of the Eland properties.

      Exploration Expenses. We incurred exploration expenses of $16,000 and $125,000 for the three and nine months ended March 31, 2002 compared to $26,000 and $49,000 for the same period in 2001. Exploration expense increased from last year as the Company expanded its activity in South Dakota and offshore California.

     Dry Hole Cost. We incurred dry hole cost of $15,000 and $396,000 for the three and nine months ended March 31, 2002 relating to five dry holes.

     Abandoned and Impaired Properties. We impaired $60,000 relating to undeveloped properties in onshore California and $102,000 relating to our Eland and Stadium fields in Stark County, North Dakota, which were sold on February 1, 2002 during the quarter ended December 31, 2001.

     Professional fees   Professional fees for the three and nine months ended
March 31, 2002 were $284,000 and $954,000 compared to $348,000 and $815,000 for the same period in 2001. The increase during the nine months in professional fees was primarily attributed legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the company's undeveloped offshore California leases.

     General and Administrative Expenses.   General and administrative
expenses for the three and nine months ended March 31, 2002 were $593,000 and $954,000 compared to $268,000 and $896,000 for the same periods in 2001. The increase in general and administrative expenses was attributable to the hiring of additional employees, moving expenses and bonuses.

     Stock Option Expense. Stock option expense has been recorded for the three and nine months ended March 31, 2002 of $20,000 and $53,000 compared to $45,000 and $334,000 for the same period in 2001, for options granted to for non-employee directors at option prices below the market price at the date of grant.

     Other income. Other income during the nine months ended March 31, 2001 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group in the amount of $350,000.

     Interest and Financing Costs. Interest and financing costs for the three and nine months ended March 31, 2002 were $274,000 and $947,000 compared to $504,000 and $1,495,000 for the same period in 2001. The decrease in interest expense can be attributed to lower interest rates established through traditional financing and the reduction of debt from the proceeds from the sale of the Eland properties.

Item 3.  Market Risk

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue
and related receivables are payable in U.S. dollars.   We did have a contract
to sell 6,000 barrels a month at $27.31 through February 28, 2002 with Enron North American Corp, which we canceled on December 10, 2001 based on the
uncertainty of Enron's future.   We were subject to interest rate risk on
$8,120,000 of variable rate debt obligations at March 31, 2002. The annual effect of a one percent change in interest rates would be approximately $81,000. The interest rate on these variable rate debt obligations approximates current market rates as of March 31, 2002.

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

Item 2.  Changes in Securities.

     During the quarter ended March 31, 2002, Delta issued securities in transactions that were not registered under the Securities Act of 1933 as follows:

     On February 19, 2002, Delta completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. Delta issued 1,374,240 shares of restricted common stock for 100% of the shares of Piper to the shareholders of Piper. The 1,374,240 shares of restricted common stock was valued at approximately $5,244,000 based on the five-day average closing price surrounding the announcement of the merger. In addition, Delta issued 51,000 shares to one person for the cancellation of certain debt of Piper. As a result of the acquisition, we acquired Piper's working and royalty interests in over 300 properties which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. In connection with this transaction, Delta relied on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 adopted thereunder.

     On March 20, 2002 the Company issued 71,429 shares of its restricted common stock, at a price of $3.15 per share, to an unrelated individual for net proceeds of $225,000. In connection with this transaction we relied on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders. None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. During the quarter ended March 31, 2002, Delta filed Reports on Form 8-K as follows:

         1. Report on Form 8-K dated January 15, 2002, reporting information under Items 5 and 7.

         2. Report on Form 8-K dated March 1, 2002, reporting information under Items 2, 5 and 7 of that form, including pro forma financial statements.

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



Date: May 14, 2002