Form 10-K
period 2002-06-30
DELTA PETROLEUM CORP/CO
filed 2002-09-24
CIK 821483

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value as of September 18, 2002 of voting stock held by non-affiliates of the registrant was $45,562,000.

As of September 18, 2002, 22,659,000 shares of registrant's Common Stock $.01 par value were issued and outstanding.

Documents incorporated by reference: The information required by Part III of this Form 10-K is incorporated by reference to the Company's Definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders.

                              TABLE OF CONTENTS


                                   PART I

                                                                         PAGE


ITEM 1.   DESCRIPTION OF BUSINESS ....................................
ITEM 2.   DESCRIPTION OF PROPERTY ....................................
ITEM 3.   LEGAL PROCEEDINGS ..........................................
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........
ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS ...........................


                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...
ITEM 6.   SELECTED FINANCIAL DATA ....................................
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..
ITEM 8.   FINANCIAL STATEMENTS .......................................
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................


                                  PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........
ITEM 11.  EXECUTIVE COMPENSATION .....................................
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K .....




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

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development.

          Delta Petroleum Corporation ("Delta," "we," "us") is a Colorado corporation organized on December 21, 1984. We maintain our principal executive offices at Suite 1400, 475 Seventeenth Street, Denver, Colorado 80202, and our telephone number is (303) 293-9133. Our common stock is listed on NASDAQ under the symbol DPTR.

          We are engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 2002, we had varying interests in approximately 466 gross (215 net) productive wells located in fifteen (15) states and offshore California. These do not include varying small interests in approximately 700 gross (4.6 net) wells located primarily in Texas which are owned by our subsidiary Piper Petroleum Company. We also had interests in five federal units and one lease offshore California near Santa Barbara along with a financial interest in a nearby producing offshore federal unit (see Item 2 "Description of Property"). We operated approximately 270 of the wells and the remaining wells were operated by independent operators. We believe all of these wells are operated under contracts that are standard in the industry. At June 30, 2002, we estimated onshore proved reserves to be approximately 3,919,000 Bbls of oil and 43.95 Bcf of gas, of which approximately 1,651,000 Bbls of oil and 25.1 Bcf of gas
were proved developed reserves.   At June 30, 2002, we estimated offshore
proved reserves to be approximately 902,000 Bbls of oil, of which approximately 849,000 Bbls were proved developed reserves. (See "Description of Property, Item 2 herein.)

          We have an authorized capital of 3,000,000 shares of $.10 par value preferred stock, of which no shares were issued, and 300,000,000 shares of $.01 par value common stock, of which 22,618,000 shares were issued and outstanding as of June 30, 2002. We have outstanding warrants and options to non-employees to purchase 1,854,000 shares of common stock at prices ranging from $2.50 per share to $6.00 per share at September 10, 2002. Additionally, as of June 30, 2002 we had outstanding options which were granted to our officers, employees and directors under our incentive plans, to purchase up to 3,503,487 shares of common stock at prices ranging from $0.05 to $9.75 per share at June 30, 2002.

          At June 30, 2002, we owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations. Until July 1, 2001, Amber owned interests in a portion of our producing oil and gas properties in Oklahoma.
At June 30, 2002, Amber still owned a portion of the interest referenced above in our non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective October 1, 1998 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

          On May 31, 2002, Delta acquired all of the domestic oil and gas properties of Castle Energy Corporation ("Castle"). The properties acquired from Castle consist of interests in approximately 525 producing wells located in fourteen (14) states, plus associated undeveloped acreage. Delta issued 9,566,000 shares of Common Stock to Castle as part of the purchase price. Although all of these shares have been registered for sale, none has yet been sold. Delta is entitled to repurchase up to 3,188,667 of its shares from Castle for $4.50 per share for a period of one year after closing. Delta's agreement with Castle was effective as of October 1, 2001 and the net operating revenues from the properties between the effective date and the May 31, 2002 closing date were recorded as an adjustment to the purchase price.

          Also on May 31, 2002 Delta obtained a new $20 million credit facility with the Bank of Oklahoma and Local Oklahoma Bank, part of which was used to pay the remainder of the Castle purchase price. Approximately $19 million of the credit facility was utilized to close the Castle transaction and to pay off our existing loan with US Bank. Our total debt now approximates $25 million. A substantial portion of oil and gas properties is pledged as collateral for our new loan and the terms of the Credit Agreement limit our flexibility to engage in many types of business activities without obtaining the consent of our lenders in advance. As a part of the acquisition, upon closing, Delta granted an option to acquire a 4% working interest in the properties acquired for a cost of $878,000 to BWAB Limited Liability Company ("BWAB"), a less than 10% shareholder of Delta. The difference between the $878,000 paid by BWAB which is less than fair value, and 4% of the cost of the Castle properties was treated as an additional acquisition cost by Delta for its consultation and assistance related to the transaction.

          On March 1, 2002 we completed the sale of 21 producing wells and acreage located primarily in the Eland and Stadium fields of Stark County, North Dakota, to Sovereign Holdings, LLC, a privately-held Colorado limited liability company, for cash consideration of $2,750,000 pursuant to a purchase and sale agreement dated February 1, 2002 and effective January 1, 2002. As a result of the sale, we recorded a loss on sale of oil and gas properties of $1,000. These properties accounted for approximately 9.45% of our total assets as of June 30, 2001 and also accounted for approximately 22.6% of our total revenues and approximately 11.9% of our total operating expenses during our past fiscal year. Approximately $1,300,000 of the proceeds from the sale were used to pay existing debt. On May 24, 2002 we completed the sale of our undivided interests in an Authority to Prospect (ATP) covering lands in Queensland, Australia, to Tipperary Corporation, in exchange for Tipperary's producing properties in the West Buna Field (Hardin and Jasper counties, Texas),$700,000 in cash, and 250,000 unregistered shares of Tipperary common stock. Net daily production from the West Buna Field approximates 900,000 cubic feet of natural gas equivalent.

          On March 1, 2002, we sold the properties acquired on November 15, 2001, to Whiting Petroleum Corporation for $648,000. As a result of the sale, we recorded a loss on sale of oil and gas properties of $106,000. Proceeds from the sale were used to pay existing debt.

          On February 19, 2002, we completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. We issued 1,377,240 shares of our restricted common stock for 100% of the shares of Piper. The 1,377,240 shares of restricted common stock were valued at approximately $5,234,000 based on the five-day average market closing price of Delta's common stock surrounding the announcement of the merger. In addition, we issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, we acquired Piper's working and royalty interests in over 700 gross (4.6 net) wells which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. On May 24, 2002 we completed the sale of our undivided interests in Australia, to Tipperary Corporation, in exchange for Tipperary's producing properties in the West Buna Field (Hardin and Jasper counties, Texas)which had a fair market value of approximately $4,100,000, $700,000 in cash, and 250,000 unregistered shares of Tipperary common stock. No gain or loss was recorded on this transaction. Net daily production from the West Buna Field approximates 900,000 cubic feet equivalent. In addition, on May 28, 2002, we sold a commercial office building obtained in the merger with Piper located in Fort Worth, Texas to a non-affiliate for its fair value of $417,000. No gain or loss was recorded on this transaction. Piper was merged into a subsidiary wholly owned by Delta and the subsidiary was then renamed "Piper Petroleum Company".

          On November 15, 2001, we acquired producing oil and gas interests in Texas from three unrelated parties. The acquisition had a purchase price of approximately $788,000 consisting of $413,000 in cash and 137,000 shares of our restricted common stock with a fair value of $375,000 based on the market closing price of Delta's common stock on the date of closing.

          On July 1, 2001, we purchased all the producing properties of Amber, our 91.68% owned subsidiary, for $107,000. The purchase price was based on an evaluation performed by an unrelated engineering firm. The effects of this transaction are eliminated in the consolidated financial statements.

          (b)   Business of Issuer.

          During the year ended June 30, 2002, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. Directly or through wholly owned subsidiaries and through Amber, we currently own producing and non-producing oil and gas interests, undeveloped leasehold interests and related assets in fifteen (15) states; interests in a producing Federal unit offshore California and undeveloped offshore Federal leases near Santa Barbara, California. We intend to continue our emphasis on the drilling of exploratory and development wells primarily in New Mexico, Texas, Alabama, and offshore California.

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

          (6) Dependence on One or a Few Major Customers. During our fiscal year ended June 30, 2002, we sold our oil and gas production to the following companies: Dynegy, Texla, Cinergy, Gulfmark, BP and Plains Marketing. We do not depend upon one or a few major customers for the sale of oil and gas as of the date of this report. The loss of any one or several customers would not have a material adverse effect on our business.

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

          (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2003.

          (12) Employees. We have twenty-two full time employees. Additionally, certain operators, engineers, geologists, geophysicists, landmen, pumpers, draftsmen, title attorneys and others necessary for our operations are retained on a contract or fee basis as their services are required.

ITEM  2.  DESCRIPTION OF PROPERTY

     (a)  Office Facilities.

          Our offices are located at 475 Seventeenth Street, Suite 1400, Denver, Colorado 80202. We lease approximately 9,500 square feet of office space for approximately $15,500 per month and the lease will expire in September, 2008.

     (b)  Oil and Gas Properties.

          We own interests in producing oil and gas properties located primarily in fifteen (15) states plus off-shore Santa Barbara California.
Most wells from which we receive revenues are owned only partially by us. For information concerning our oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Notes to Financial Statements" included in this report. We did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the past two years.

          Principal Properties.
          --------------------

          The following is a brief description of our principal properties:

               Onshore:
               -------

               We own interests in approximately 464 gross (215 net) producing wells in fifteen (15) states, not including interests in those wells owned by our subsidiary, Piper Petroleum Company ("Piper"). Piper owns varying very small interests in approximately 700 gross (4.6 net) wells located primarily in Texas. Piper's wells produce approximately 30 bbls per day and 200 mcf per day net to Piper's interests.

               Our principal onshore producing properties are in the following states:

               Alabama
               -------

               We own and operate a 94.5% working interest in 50 coal bed methane gas wells at depths of about 2,500 feet in Tuscaloosa County. These wells produce approximately 1650 mcf per day net to our interests.

               We also own a .6455% working interest in the Hatter's Pond Unit in Mobil County which is operated by Four Star Oil and Gas. This unit produces approximately 18 barrels per day and 207 mcf per day net to our interest.

               Texas
               -----

               We own interests in 149 gross (52.7 net) wells in Texas located primarily in South Texas, East Texas and the Permian Basin with approximately one third of the production coming from each area. We operate 42 of these wells. These wells are scattered throughout 32 counties and are drilled to various depths and reservoirs with varying working interests. In aggregate these wells produce approximately 370 barrels of oil and 4,000 mcf of gas per day.

               This includes our interest in the West Buna field located in Jasper and Hardin Counties which we recently acquired from Tipperary Corporation. The West Buna field contains 20 wells producing approximately 53 barrels of oil and 418 mcf of gas per day. We own an average working interest of approximately 8.5% plus additional royalty interests which give us an average net revenue interest of approximately 12.4%. We do not operate any of the West Buna Field wells.

               Pennsylvania
               ------------

               We own 143 wells with an average working interest of approximately 75% in six counties in Pennsylvania. We operate 104 of these wells. The wells are drilled to an average depth of 3,500 feet and produce approximately 1058 mcf per day net to our interests.

               Louisiana
               ---------

               In Louisiana we own interests in 15 wells with an average working interest of 56.4% located in Acadia, Catahoula, Plaquemines and Pointe Coupee parishes. We produce primarily from the Wilcox formation at a depth of 10,000 to 11,000 feet. We operate 11 of these wells. Daily production is approximately 225 barrels of oil per day net to our interests.

               New Mexico
               ----------

               We own interests in 32 wells in New Mexico, including our East Carlsbad field in Eddy County where 10 of the wells are located. These wells produce approximately 30 barrels of oil and 970 mcf of gas per day net to our interests. We operate 9 of these wells.

               Other States:
               ------------
          We also own varying interests in producing wells in the following states: California (Sacramento Basin), Colorado (D-J and Piceance Basins), Oklahoma, Illinois, Mississippi, Michigan, Kansas, Montana, Wyoming and Nebraska.

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

               Most of the early offshore production was from Pliocene age sandstone reservoirs. The more recent developments are from the highly fractured zones of the Miocene age Monterey Formation. The Monterey is productive in both the Santa Barbara Channel and the offshore Santa Maria Basin. It is the principal producing horizon in the Point Arguello field, the Point Pedernales field, and the Hondo and Pescado fields in the Santa Ynez Unit. Because the Monterey is capable of relatively high productive rates, the Hondo field, which has been on production since late 1981, has already surpassed 224 million Bbls of oil production and 411 Bcf of gas production. All told, offshore fields producing from the Monterey as of the end of calendar 2000 have produced 526 million Bbls of oil and 544 Bcf of gas.

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

               Leasing, lease administration, development and production within the Federal POCS all fall under the Code of Federal Regulations administered by the MMS. The EPA controls disposal of effluents, such as drilling fluids and produced waters. Other Federal agencies, including the Coast Guard and the Army Corps of Engineers, also have oversight of offshore construction and operations.

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

               Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. The size of our working interest in the units, other than the Rocky Point Unit, varies from 2.492% to 15.60%. We also own a working interest of approximately 75% in the Rocky Point Unit. This interest is expected to be reduced if the Rocky Point Unit is included in the Point Arguello Unit and developed from existing Point Arguello platforms. We may be required to farm out all or a portion of our interests in these properties to a third party if we cannot fund our share of the development costs. There can be no assurance that we can farm out our interests on acceptable terms.

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

          Scenario 1 - No new development of existing offshore leases. If this scenario were ultimately to be adopted by governmental decision makers as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. In this scenario we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors.

          Scenario 2 - Development of existing leases, using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities.
          It is likely that the adoption of this scenario by the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

          Scenario 3 - Development of existing leases, using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

          Scenario 4 - Development of existing leases after decommissioning and removal of some or all existing onshore facilities. This scenario includes new facilities, and perhaps new sites, to handle anticipated future production. Under this scenario we would incur increased costs but revenues would be received more quickly.

          We have also evaluated our position with regard to the scenarios with respect to properties located in the northern sub-region (which includes the Lion Rock Unit and the Point Sal Unit), the results of which are as follows:
          Scenario 1 - No new development of existing offshore leases.
          If this scenario were ultimately to be adopted by governmental decision makers as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. In this scenario we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors.

          Scenario 2 - Development of existing leases, using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. It is likely that the adoption of this scenario by the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

          Scenario 3 - Development of existing leases, using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

          Scenario 4 - Development of existing offshore leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario is similar to #3 above, but would entail increased costs for any new facilities.

          Scenario 5 - Development of existing offshore leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively higher rate of expanded development. Under this scenario we would incur increased costs but revenues would be received more quickly.

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

          On June 22, 2001, however, a Federal Court in the case of California
v. Norton, et al. (discussed below - see "Management's Discussion and Analysis or Plan of Operation-Offshore Undeveloped Properties") ordered the MMS to set aside its approval of the suspensions of our offshore leases and to direct suspensions, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under federal law. As a result of this order, on July 2, 2001 the MMS directed suspensions of operations for all of our offshore California leases for an indefinite period of time and suspended all of the related milestones. The ultimate outcome and effects of this litigation are not certain at the present time. In order to continue to carry out the requirements of the MMS, all operators of the units in which we own non-operating interests are prepared to meet the next milestone leading to development of the leases, but the status of the milestones is presently uncertain in light of the Norton ruling. The United States government has filed a notice of its intent to appeal the court's order in the Norton case.

          On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

          The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases is currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes a determination adverse to us, it is likely that some or all of these leases would become impaired and written off at that time.

          In addition, it should be noted that our pending litigation against the United States is predicated on the ruling of the lower court in California
v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with us is not settled, it would be necessary for us to reevaluate whether the leases should be considered impaired at that time.

          As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though we would undoubtedly proceed with our litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

          The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial.

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

          Gato Canyon Unit. We hold a 15.60% working interest in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit, three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985 and one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500 feet to 2,900 feet in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distance to access the Las Flores site is approximately six miles. Our share of the estimated capital costs to develop the Gato Canyon field is approximately $45 million.

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

          The Point Sal field is located in the Offshore Santa Maria Basin approximately six miles seaward of the coastline. Water depths range from 300 feet to 500 feet in the area of the field. It is anticipated that oil and gas produced from the field will be processed in a new facility at an onshore site or in the existing Lompoc facility. Any processed oil would then be transported out of Santa Barbara County in either the All American Pipeline or the Tosco-Unocal Pipeline. Offshore pipeline distance is approximately six to eight miles depending on the final choice of the point of landfall. Our share of the estimated capital costs to develop the Point Sal Unit is approximately $38 million.

          As a result of the Norton case, the Point Sal Unit leases are held under directed suspensions of operations with no specified end date. An updated Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed prior to preparing the Development Plan.

          Lion Rock Unit and Federal OCS Lease P-0409. We hold a 1% net profits interest in the Lion Rock Unit and a 24.21692% working interest in 5,693 acres in Federal OCS Lease P-0409 which is immediately adjacent to the Lion Rock Unit and contains a portion of the San Miguel Field reservoir. The Lion Rock Unit is operated by Aera Energy LLC. An aggregate of 13 test wells have been drilled on the Lion Rock Unit and OCS Lease P-0409. Nine of these wells were completed and tested and indicated the presence of oil and gas in
the Monterey Formation.   The test wells were drilled as follows: one well was
drilled by Socal (now Chevron) in 1965; six wells were drilled by Phillips Petroleum, one in 1982, two in 1983, two in 1984 and one in 1985; and six wells were drilled by Occidental Petroleum in Lease P-0409, three in 1983 and three in 1984. The oil has an average estimated gravity of 10.7E API.

          The Lion Rock Unit and Lease P-0409 are located in the Offshore Santa Maria Basin eight to ten miles from the coastline. Water depths range from 300 feet to 600 feet in the area of the field. It is anticipated that any oil and gas produced at Lion Rock and P-0409 would be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility, and would be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline. Offshore pipeline distance will be eight to ten miles, depending on the point of landfall. Our share of the estimated capital costs to develop the Lion Rock/San Miguel field is approximately $113 million.

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

          Sword Unit. We hold a 2.492% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit, of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6E API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

          The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello's field Platform Hermosa. Water depths range from 1000 feet to 1800 feet in the area of the field. It is anticipated that the oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil would then be transported out of Santa Barbara County in the All American Pipeline. Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa would be approximately five miles in length. Our share of the estimated capital costs to develop the Sword field is approximately $19 million.

          As a result of the Norton case, the Sword Unit leases are held under directed suspensions of operations with no specified end date. An updated Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed.

          Rocky Point Unit. Delta, owns an 11.11% interest in OCS Block 451 (E/2) and 100% interest in OCS Block 452 and 453, which leases comprise the
undeveloped Rocky Point Unit.   On November 2, 2000 we entered into an
agreement with all of the interest owners of Point Arguello for the development of Rocky Point and agreed, among other things, that Arguello, Inc. would become the operator of Rocky Point. Six test wells have been drilled on these leases from mobile drilling units. Five were successful and one was a dry hole. OCS-P 0451 #1, drilled in 1982, was the discovery well for the Rocky Point Field. Five delineation wells were drilled on the Unit between 1982 and 1984. Rates up to 1,500 Bbls of oil per day were tested from the Monterey formation. Rates up to 3,500 Bbls of oil per day were tested from the lower Sisquoc formation which overlies the Monterey. Oil gravities at Rocky Point range from 24 degrees to 31 degrees API.

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

          As a result of the Norton case, the Rocky Point Unit leases are held under directed suspensions of operations with no specified end date. The Unit operator has prepared and timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, state and local agencies. On May 18, 2001 a revised Development and Production Plan and supporting information was submitted to the MMS and distributed to the CCC and the Office of the California Governor. The revised Development and Production Plan calls for development of the Rocky Point Unit using extended reach drilling from the existing Point Arguello platforms, and is deemed to be in final form as the MMS has acknowledged that all regulatory requirements necessary for such a Plan have been addressed. Under law, the CCC is typically required to make a determination as to whether or not the Plan is "consistent" with California's Coastal Plan within three months of submission, with a maximum of three months' extension (a total of six months). By correspondence dated August 7, 2001, however, the Unit operator requested that the CCC suspend the consistency review for the revised Development and Production Plan since the MMS had temporarily stopped work on the processing of the plan as the result of the court decision in the Norton. See "Management's Discussion and Analysis or Plan of Operation-Offshore Undeveloped Properties".

          On January 9, 2002, we filed a lawsuit against the U.S. government along with several other companies alleging that the government breached the terms of some of our undeveloped, offshore California properties. See "Legal Proceedings."

          Offshore Producing Properties:
          -----------------------------

          Point Arugello Unit. Whiting holds, as our nominee, the equivalent of a 6.07% working interest in the form of a financial arrangement termed a "net operating interest" in the Point Arguello Unit and related facilities.
In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, Unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Petroleum. In an agreement between Whiting and us (see Form 8-K dated June 9,
1999) Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

          We anticipate that we will drill one to four developmental wells on
the Point Arguello Unit during fiscal 2003.   Each well will cost
approximately $2.8 million ($170,000 to our interest). We anticipate the costs to be paid through current operations or additional financing.

---------------

   map page

---------------

     (c)  Production.

          During the years ended June 30, 2002 and 2001 we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities under which we acted as producer.

               Impairment of Long Lived Assets
               -------------------------------

               Unproved Undeveloped Offshore California Properties
               ---------------------------------------------------

               We acquired many of our offshore properties (including our interest in Amber) in a series of transactions from 1992 to the present. These properties are carried at our cost bases and have been subject to an impairment review on an annual basis.

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

                Onshore Producing Properties
                ----------------------------

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

               We had an impairment provision attributed to producing properties during the year ended June 30, 2002, of $878,000 and during the year ended June 30, 2001 of $174,000.

               Any impairment provisions recognized for developed and undeveloped properties are permanent and may not be restored in the future.

               The following table sets forth our average sales prices and average production costs during the periods indicated:

                                      Year Ended         Year Ended         Year Ended
                                       June 30,            June 30,           June 30,
                                        2002                 2001              2000
                                        ----                 ----              ----
                                 Onshore   Offshore   Onshore   Offshore    Onshore   Offshore
                                 -------   --------   -------   --------    -------   --------
Average sales price:

Net of forward contract sales
  Oil (per barrel)             $22.22      $14.36     $27.10     $18.49    $25.95   $11.54
  Natural Gas (per Mcf)        $ 2.75      $  -       $ 6.27        -      $ 2.62      -

Gross of forward contract sales
  Oil (per barrel)             $22.32      $14.45     $27.30     $22.53    $25.95   $21.14
  Natural Gas (per Mcf)        $ 2.75      $  -       $ 6.27        -      $ 2.62      -

Production costs
 (per Bbl equivalent)          $ 5.68      $11.64     $ 3.88     $12.65    $ 4.94   $11.02


     (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 2002, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Calculations include 100% of wells and acreage owned by us and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                     Oil (1)                Gas            Developed Acres
              Gross (2)  Net (3)    Gross (2)  Net (3)    Gross (2)  Net (3)
              ---------  -------    ---------  -------    ---------  -------

North Dakota         0        0            0        0        5,120    1,344
New Mexico           8      1.2           24      7.2        6,000    2,115
Texas               37    21.48          113     31.4          880      656
Colorado             6      4.2            5     4.00        4,480    1,600
Oklahoma             3      .93            4     1.57
California:
   Onshore          10     .558            8     .664          720       49
   Offshore         38     2.30            0        0       11,042      669
Wyoming              0        0            2     .634        1,280      811

Nebraska             2    .0625            0        0          160       10
Michigan             1    .0096            0        0           80        1
Mississippi          5     .413            5     1.01          400       57
Illinois            12      1.8            0        0          480       72
Alabama              0        0           51     49.2        4,080    3,916
Pennsylvania         0        0          143    89.29        5,720    3,577
Louisiana           12     7.14            3     1.32          600      388
Montana             12      3.7            0        0          480      148
Kansas               1     .048            0        0           40        2
                   ---    -----          ---   ------       ------   ------
                   108    27.26          358   186.27       41,562   15,360

______________

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

(4) This does not include varying very small interests in approximately 700 gross wells (4.6 net) located primarily in Texas which are owned by our subsidiary, Piper Petroleum Company.

     (e)   Undeveloped Acreage.

           At June 30, 2002, we held undeveloped acreage by state as set forth below:
                              Undeveloped Acres (1) (2)
                              -------------------------
Location                            Gross        Net
--------                            -----        ---
South Dakota                        58,400      29,200
California, offshore(3)             64,905      15,837
California, onshore                    640          96
Colorado                             6,060       4,554
Wyoming                                960         768
Alabama                                420         406
Texas                                8,923       3,265
                                   -------      ------
                        Total      140,308      54,126
_______________

(1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(2)  Includes acreage owned by Amber.

(3)  Consists of Federal leases offshore California near Santa Barbara.

     (f)  Drilling Activity.

          During the years indicated, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

                         Year Ended        Year Ended       Year Ended
                        June 30,2002     June 30, 2001    June 30, 2000
                        Gross    Net     Gross    Net     Gross    Net
                        ------------     -------------    -------------
Exploratory Wells(1):
Productive:
  Oil                   0      .00        0      .00         0    .00
  Gas                   0      .00        0      .00         0    .00
Nonproductive           5     2.70        6     2.24         0    .00
                        -     ----        -     ----         -    ---
Total                   5     2.70        6     2.24         0    .00

Development Wells(1):
Productive:
  Oil                   4    .242         3      .18         3    .18
  Gas                   6    .491         7      .37         2    .25
Nonproductive           0     .00         0      .00         0    .00
                       --    ----        --     ----         -    ---
Total                  10    .733        10      .55         5    .43
Total Wells(1):
Productive:
  Oil                   4    .242         3      .18         3    .18
  Gas                   6   2.700         7      .37         2    .25
Nonproductive           5    .491         6     2.24         0    .00
                       --   -----        --     ----         -    ---
Total Wells            15   3.433        16     2.79         5    .43
________________

(1) Does not include wells in which the Company had only a royalty interest.

     (g)   Present Drilling Activity.

          We plan to participate in the drilling of approximately 20 new wells before the end of fiscal 2003.

          Certain Risks

          Prospective investors should consider carefully, in addition to the other information in this Annual Report, the following:

1. We have substantial debt obligations and shortages of funding could hurt our future operations.

     As the result of debt obligations that we have incurred in connection with purchases of oil and gas properties, we are obligated to make substantial monthly payments to our lenders on loans which encumber our oil and gas properties and our production revenue. At the present time we are almost totally dependent upon the revenues that we receive from our oil and gas properties to service the debt. In the event that oil and gas prices and/or production rates drop to a level that we are unable to pay the minimum principal and interest payments that are required by our debt agreements, it is likely that we would lose our interest in some or all of our properties.
In addition, our level of oil and gas activities, including exploration and development of existing properties, and additional property acquisitions, will be significantly dependent on our ability to successfully conclude funding transactions.

2. A default under our credit agreement could cause us to lose our properties.

     In connection with our acquisition of Castle's properties on May 31, 2002, we entered into a credit facility with Bank of Oklahoma and Local Oklahoma Bank which allows us to borrow, repay and reborrow amounts. In order to obtain this facility, we granted a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, certain bank accounts and proceeds. Under the terms of our credit agreement, the oil and gas properties mortgaged must represent not less than 80% of the engineered value of our oil and gas properties as determined by the Bank of Oklahoma using its own pricing parameters, exclusive of the properties that are mortgaged to Kaiser-Francis under a separate lending arrangement. Our borrowing base, which determines the amounts that we are allowed to borrow or have outstanding under our credit facility, was initially determined to be $20 million at the time we entered into our credit agreement. Subsequent determinations of our borrowing base will be made by the lending banks at least semi-annually on October 1 and April 1 of each year beginning October 1, 2002 or as unscheduled redeterminations. In connection with each determination of our borrowing base, the banks will also redetermine the amount of our monthly commitment reduction. The monthly commitment reduction was $260,000.00 beginning as of July 1, 2002 and will continue at that amount until the amount of the monthly commitment reduction is redetermined.

     Our borrowing base and the revolving commitment of the banks to lend money under the credit agreement must be reduced as of the first day of each month by an amount determined by the banks under our credit agreement. The amount of the borrowing base must also be reduced from time to time by the amount of any prepayment that results from our sale of oil and gas properties. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base.

     If for any reason we were unable to pay the full amount of the mandatory prepayment within the 30 requisite day period, we would be in default of our obligations under our credit agreement.

     For so long as the revolving commitment is in existence or any amount is owed under any of the loan documents, we will also be required to comply with a substantial number of loan covenants that will limit our flexibility in conducting our business and which could cause us significant problems in the event of a downturn in the oil and gas market.

     Upon occurrence of an event of default and after the expiration of any cure period that is provided in our credit agreement, the entire principal amount due under the notes, all accrued interest and any other liabilities that we might have to the lending banks under the loan documents will all become immediately due and payable, all without notice and without presentment, demand, protest, notice of protest or dishonor or any other notice of default of any kind, and we will not be permitted to service our obligations under our loan agreement with Kaiser-Francis Oil Company from proceeds of the collateral securing the loan under our credit agreement including, but not limited to, oil and gas properties or any related operating fees.

     The foregoing information is provided to alert investors that there is risk associated with our existing debt obligations. It is not intended to provide a summary of the terms of our agreements with our lenders. Complete copies of our credit agreement and other loan documents are filed as an exhibit to our Report on Form 8-K dated May 24, 2002.

3.   We have a history of losses and we may not achieve profitability.

     We have incurred substantial losses from our operations over the past several years except fiscal 2001, and at June 30, 2002 we had an accumulated deficit of $28,853,000. During the fiscal year ended June 30, 2002, we had total revenue of $8,210,000, operating expenses of $13,251,000 and a net loss for the year of $6,253,000. During fiscal 2001 we had total revenue of $12,877,000, operating expenses of $11,199,000 and had net income of $345,000. During the year ended June 30, 2000, we had total revenue of $3,576,000, operating expenses of $5,655,000 and a net loss for fiscal 2000 of $3,367,000.


4. The substantial cost to develop certain of our offshore California properties could result in a reduction in our interest in these properties or penalize us.

     Certain of our offshore California undeveloped properties, in which we have ownership interests ranging from 2.49% to 75%, are attributable to our interests in four of our five federal units (plus one additional lease) located offshore California near Santa Barbara. The cost to develop these properties will be very substantial. The cost to develop all of these offshore California properties in which we own an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be in excess of $3 billion. Our share of such costs, based on our current ownership interest, is estimated to be over $200 million.

     Operating expenses for the same properties over the same period of time, including platform operating costs, well maintenance and repair costs, oil, gas and water treating costs, lifting costs and pipeline transportation costs, are estimated to be approximately $3.5 billion, with our share, based on our current ownership interest, estimated to be approximately $300 million. There will be additional costs of a currently undetermined amount to develop the Rocky Point Unit. Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. If we are unable to fund our share of these costs or otherwise cover them through farmouts or other arrangements, then we could either forfeit our interest in certain wells or properties or suffer other penalties in the form of delayed or reduced revenues under our various unit operating agreements.

5.   The development of the offshore units could be delayed or halted.

     The California offshore federal units have been formally approved and are regulated by the Minerals Management Service of the federal government ("MMS"). The MMS initiated the California Offshore Oil and Gas Energy Resources(COOGER) study at the request of the local regulatory agencies of the affected Tri-Counties. The COOGER study was completed in January of 2000 and is intended to present a long-term regional perspective of potential onshore constraints that should be considered when developing existing undeveloped offshore leases. The "worst" case scenario under the COOGER study is that no new development of existing offshore leases would occur. If this scenario were ultimately to be adopted by governmental decision makers and the industry as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. Under those circumstances we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and/or for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors. On June 22, 2001, in litigation relating to the development of these properties brought by the State of California, a Federal Court ordered the MMS to set aside its approval of the suspensions of our offshore leases that were granted while the COOGER Study was being completed, and to direct suspensions, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under federal law. On July 2, 2001 these milestones were suspended by the MMS.

     In a separate action, on January 9, 2002 we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government materially breached the terms of the leases for our offshore California properties. Our suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The ultimate outcome and effects of the litigation pertaining to our Offshore California properties are not certain at the present time.

6. We will have to incur substantial costs in order to develop our reserves and we may not be able to secure funding.

     Relative to our financial resources, we have significant undeveloped properties in addition to those in offshore California discussed above that will require substantial costs to develop. During the year ended June 30, 2001, we participated in the drilling and completion or recompletion of seven gas wells and six non-productive wells. During the year ended June 30, 2002, we participated in the drilling of four offshore wells at a cost to us of approximately $680,000, and 11 (6 successful and 5 unsuccessful) onshore wells at a cost to us of approximately $1,140,000. The cost of these wells either has been or will be paid out of our cash flow.

     We drilled 6 successful and 5 unsuccessful wells onshore and drilled 4 successful offshore wells in fiscal 2002. Our level of future oil and gas activity, including exploration and development and property acquisitions, will be to a significant extent dependent upon our ability to successfully conclude funding transactions.

     We expect to continue incurring costs to acquire, explore and develop oil and gas properties, and management predicts that these costs (together with general and administrative expenses) will be in excess of funds available from revenues from properties owned by us and existing cash on hand. It is anticipated that the source of funds to carry out such exploration and development will come from a combination of our sale of working interests in oil and gas leases, production revenues, sales of our securities, and funds from any funding transactions in which we might engage.

7.   Current and future governmental regulations will affect our operations.

     Our activities are subject to extensive federal, state, and local laws and regulations controlling not only the exploration for and sale of oil, but also the possible effects of such activities on the environment. Present as well as future legislation and regulations could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted, and may require us to cease operations in some circumstances. In addition, the production and sale of oil and gas are subject to various governmental controls. Because federal energy policies are still uncertain and are subject to constant revisions, no prediction can be made as to the ultimate effect on us of such governmental policies and controls.

8. We hold only a minority interest in certain properties and, therefore, generally will not control the timing of development.

     We currently do not operate approximately 42% of the wells in which we own an interest and we are dependent upon the operators of the wells that we do not operate to make most decisions concerning such things as whether or not to drill additional wells, how much production to take from such wells, or whether or not to cease operation of certain wells. Further, we do not act as operator of and, with the exception of Rocky Point, we do not own a controlling interest in any of our offshore California properties. While we, as a working interest owner, may have some voice in the decisions concerning the wells, we are not the primary decision maker concerning them. As a result, we will generally not control the timing of either the development of most of these non-operated properties or the expenditures for their development. Because we are not in control of the non-operated wells, we may not be able to cause wells to be drilled even though we may have the funds with which to pay our proportionate share of the expenses of such drilling, or, alternatively, we may incur development expenses at a time when funds are not available to us. We hold only a minority interest in and do not operate many of our properties and, therefore, generally will not control the timing of development on these properties.

9. We are subject to the general risks inherent in oil and gas exploration and operations.

     Our business is subject to risks inherent in the exploration, development and operation of oil and gas properties, including but not limited to environmental damage, personal injury, and other occurrences that could result in our incurring substantial losses and liabilities to third parties. In our own activities, we purchase insurance against risks customarily insured against by others conducting similar activities. Nevertheless, we are not insured against all losses or liabilities which may arise from all hazards because such insurance is not available at economic rates, because the operator has not purchased such insurance, or because of other factors. Any uninsured loss could have a material adverse effect on us.

10.  We have no long-term contracts to sell oil and gas.

     We do not have any long-term supply or similar agreements with governments or authorities for which we act as a producer. We are therefore dependent upon our ability to sell oil and gas at the prevailing well head market price. There can be no assurance that purchasers will be available or that the prices they are willing to pay will remain stable.

11.  Our business is not diversified.

     Since all of our resources are devoted to one industry, purchasers of our common stock will be risking essentially their entire investment in a company that is focused only on oil and gas activities.

12.  Our shareholders do not have cumulative voting rights.

     Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the present shareholders will be able to elect all of our directors, and holders of the common stock offered by this prospectus will not be able to elect a representative to our Board of Directors. See "DESCRIPTION OF COMMON STOCK."

13.  We do not expect to pay dividends.

     There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate a positive cash flow, and our current loan documents prevent us from paying dividends. For the foreseeable future, it is anticipated that any earnings which may be generated from our operations will be used to finance our growth and that dividends will not be paid to holders of common stock. See "DESCRIPTION OF COMMON STOCK."

14.  We depend on key personnel.

     We currently have only three employees that serve in management roles, and the loss of any one of them could severely harm our business. In particular, Roger A. Parker is responsible for the operation of our oil and gas business, Aleron H. Larson, Jr. is responsible for other business and corporate matters, and Kevin K. Nanke is our chief financial officer. We do not have key man insurance on the lives of any of these individuals.

15. We allow our key personnel to purchase working interests on the same terms as us.

     In the past we have occasionally allowed our key employees to purchase working interests in our oil and gas properties on the same terms as us in order to provide a meaningful incentive to the employees and to align their own personal financial interests with ours in making decisions affecting the properties in which they own an interest.

     Specifically, on February 12, 2001, our Board of Directors permitted Aleron H. Larson, Jr., our Chairman, Roger A. Parker, our President, and
Kevin K. Nanke, our CFO, to purchase working interests of 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke in our Cedar State gas property located in Eddy County, New Mexico and in our Ponderosa Prospect consisting of approximately 52,000 gross acres in Harding and Butte Counties, South Dakota held for exploration. These officers were authorized to purchase these interests on or before March 1, 2001 at a purchase price equivalent to the amounts paid by us for each property as reflected upon our books by delivering to us shares of Delta common stock at the February 12, 2001 closing price of $5.125 per share. Messrs. Larson and Parker each delivered 31,310 shares and Mr. Nanke delivered 15,655 shares in exchange for their interests in these properties.

     Also on February 12, 2001, we granted to Messrs. Larson and Parker and Mr. Nanke the right to participate in the drilling of the Austin State #1 well in Eddy County, New Mexico by having them commit to us on February 12, 2001 (prior to any bore hole knowledge or information relating to the objective zone or zones)to pay 5% each by Messrs. Larson and Parker and 2-1/2% by Mr. Nanke of our working interest costs of drilling and completion or abandonment costs, which costs may be paid in either cash or in Delta common stock at $5.125 per share. All of these officers committed to participate in the well under the condition that they would be assigned their respective working interests in the well and associated spacing unit after they had been billed and had paid for the interests as required.

     To the extent that key employees are permitted to purchase working interests in wells that are successful, they will receive benefits of ownership that might otherwise have been available to us. Conversely, to the extent that key employees purchase working interests in wells that are ultimately not successful, such purchases may result in personal financial losses for our key employees that could potentially divert their attention from our business.

16. The exercise of our Put Rights may dilute the interests of other security holders.

     We have entered into an arrangement with Swartz Private Equity, LLC under which we may sell shares of our common stock to Swartz at a discount from the then prevailing market price. The exercise of these rights may substantially dilute the interests of other security holders.

     Under the terms of our relationship with Swartz, we will issue shares to Swartz upon exercise of our Put Rights at a price equal to the lesser of: the market price for each share of our common stock minus $.25; or 91% of the market price for each share of our common stock.

17. The sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

     If and when we exercise our Put Rights and sell shares of our common stock to Swartz, if and to the extent that Swartz sells the common stock, our common stock price may decrease due to the additional shares in the market. If the price of our common stock decreases, and if we decide to exercise our right to put shares to Swartz, we must issue more shares of our common stock for any given dollar amount invested by Swartz, subject to a designated minimum Put price that we specify. This may encourage short sales, which could place further downward pressure on the price of our common stock. Under the terms of the Investment Agreement with Swartz, however, we are not obligated to sell any of our shares to Swartz nor do we intend to sell shares to Swartz unless it is beneficial to us.

ITEM 3.  LEGAL PROCEEDINGS

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases is currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of

Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes a determination adverse to us, it is likely that some or all of these leases would become impaired and written off at that time.

     In addition, it should be noted that our pending litigation against the United States is predicated on the ruling of the lower court in California v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with us is not settled, it would be necessary for us to reevaluate whether the leases should be considered impaired at that time.

     As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though we would undoubtedly proceed with our litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2001 Annual Meeting of our shareholders was held on May 30, 2002.

    At the Annual Meeting the following persons, constituting the entire board of directors, were elected as directors of the Company to serve until the next annual meeting:

          Name               Affirmative Votes*      Against      Abstain
          ----               -----------------       -------      -------
    Aleron H. Larson, Jr.        9,172,152           1,161         56,543
    Roger A. Parker              9,171,952           1,361         56,543
    Jerrie F. Eckelberger        9,169,652           1,661         58,543
    James B. Wallace             9,169,552           1,761         58,543

     *Includes 2,823,000 broker non-votes

      Our shareholders also ratified, approved, and adopted our 2002 Incentive Plan with 5,664,239 affirmative votes, 255,347 negative votes and 16,459 abstentions. Approval of this proposal required and received the affirmative vote of a majority of those voting upon this proposal at the meeting.
However, we will not issue Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986 because the plan did not receive the affirmative vote of a majority of all of the outstanding shares as required for issuance of this type of option.

     The appointment of KPMG, LLP as our auditors for the year ended June 30, 2002 was ratified with 9,201,336 affirmative votes including 2,823,000 broker non-votes, 12,680 negative votes and 15,840 abstentions.

     The proposal to authorize the issuance of shares and warrants pursuant to an investment agreement with Swartz Private Equity, LLC was approved with 5,721,030 affirmative votes, 187,579 negative votes and 27,436 abstensions.

     The proposal to issue shares pursuant to a Purchase and Sale Agreement with Castle Energy Corporation ("Castle") was approved with 5,753,856 affirmative votes, 138,679 negative votes and 43,513 abstensions.

     The proposal to approve an amendment to Delta's Articles of Incorporation to reduce quorum and voting requirements for meetings of shareholders was not approved with 5,753,856 affirmative votes, 138,676 negative votes and 45,513 abstensions. This proposal required the affirmative vote of a majority of all outstanding shares for approval rather than a simple majority of those shareholders voting at the meeting and therefore would have required the affirmative vote of 6,418,401 shares to have passed.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS.

     The following information with respect to Directors and Executive Officers is furnished pursuant to Item 401(a) of Regulation S-K.

        Name             Age       Positions              Period of Service
---------------------    ---  ------------------------   -------------------

Aleron H. Larson, Jr.     57   Chairman of the Board,     May 1987 to Present
                               Secretary, and a Director

Roger A. Parker           40   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Jerrie F. Eckelberger     58   Director                   September 1996
                                                          to Present

James B. Wallace          73   Director                   November 2001 to
                                                          Present

Joseph L. Castle II       70   Director                   June 2002 to Present


Russell S. Lewis          47   Director                   June 2002 to Present


John P. Keller            63   Director                   June 2002 to Present

Kevin K. Nanke            37   Treasurer and Chief        December 1999
                               Financial Officer          to Present

     The following is biographical information as to the business experience of each of our current officers and directors.

     Aleron H. Larson, Jr., age 57, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. Mr. Larson served as the Chairman, Secretary, CEO and a Director of Chippewa Resources Corporation, a public company then listed on the American Stock Exchange from July 1990 through March 1993 when he resigned after a
change of control.   Mr. Larson serves as Chairman of the Board, Secretary and
Director of Amber Resources Company ("Amber"), a public oil and gas company which is our majority-owned subsidiary. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 40, served as the President, a Director and Chief Operating Officer of Chippewa Resources Corporation from July of 1990 through March 1993 when he resigned after a change of control. Mr. Parker also serves as President, Chief Executive Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director,
Executive Vice President, President and shareholder of Ampet, Inc.   He
received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Jerrie F. Eckelberger, age 58, is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has practiced law in Colorado and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough
Development Corporation.   Since March 1996, Mr. Eckelberger has acted as
President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing

Member of the Woods at Pole Creek, a Colorado limited liability company, specializing in real estate development.

     James B. Wallace, age 73, has been involved in the oil and gas business for over 40 years and has been a partner of Brownlie, Wallace, Armstrong and Bander Exploration in Denver, Colorado since 1992. From 1980 to 1992 he was Chairman of the Board and Chief Executive Officer of BWAB Incorporated. Mr. Wallace currently serves as a member of the Board of Directors and formerly served as the Chairman of Tom Brown, Inc., an oil and gas exploration company listed on the New York Stock Exchange. He received a B.S. Degree in Business Administration from the University of Southern California in 1951.

     Joseph L. Castle II, age 70 has been a Director of Castle Energy Corporation ("Castle") since 1985. Mr. Castle is the Chairman of the Board of Directors and Chief Executive Officer of Castle, having served as Chairman from December 1985 through May 1992 and since December 20, 1993. Mr. Castle also served as President of Castle from December 1985 through December 20, 1993, when he reassumed his position as Chairman of the Board. Previously, Mr. Castle was Vice President of Philadelphia National Bank, a corporate finance partner at Butcher and Sherrerd, an investment banking firm, and a Trustee of The Reading Company. Mr. Castle has worked in the energy industry in various capacities since 1971. Mr. Castle is also a director of Comcast Corporation and Charming Shoppes, Inc. Since May of 2000, Mr. Castle has served as the Chairman of the Board of Trustees of the Diet Drug Products Liability ("Phen-Fen") Settlement Trust.

     Russell S. Lewis (age 47) has been a director of Castle since April 2000. From 1994 to 1999, Mr. Lewis was the Chief Executive Officer of TransCore, Inc., a company which sells and installs electronic toll collection systems. Since 1999, Mr. Lewis has been the owner and President of Lewis Capital Group, a company investing in and providing consulting services to growth-oriented companies. Since March 2000, Mr. Lewis has also been Senior Vice President of Corporate Development at VeriSign, Inc. In February of 2002, Mr. Lewis joined VeriSign full-time as Executive Vice President and General Manager of VeriSign's Global Registry Services Group, which maintains the authoritative database for all ".com", ".net" and ".org" domain names in the Internet.

     John P. Keller (age 63) has been a director of Castle since April 1997. Since 1972, Mr. Keller has served as the President of Keller Group, Inc., a privately-held corporation with subsidiaries in Ohio, Pennsylvania and Virginia. In 1993 and 1994, Mr. Keller also served as the Chairman of American Appraisal Associates, an appraisal company. Mr. Keller is also a director of A.M. Castle & Co.

     Kevin K. Nanke, (age 37) Treasurer and Chief Financial Officer, joined Delta in April 1995. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society. Mr. Nanke is not a nominee for election as a director.

     There is no family relationship among or between any of our Officers and/or Directors.

     Messrs. Castle, Lewis and Keller were proposed for appointment to the board by Castle Energy Corporation pursuant to the Purchase and Sale Agreement between Delta and Castle Energy Corporation effective October 1, 2001. Messrs Castle, Lewis and Keller are also directors of Castle Energy Corporation.

     Messrs. Castle, Wallace and Eckelberger serve as the Incentive Plan Committee and as the Compensation Committee

     Messrs. Lewis, Keller, Eckelberger and Wallace serve as the Audit Committee and the Nominating Committee.

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

              Quarter Ended               High              Low
              -------------               ----              ----
              September 30, 1999          3.50              2.63
              December 31, 1999           2.94              1.78
              March 31, 2000              3.88              2.19
              June 30, 2000               4.06              3.00
              September 30, 2000          6.25              3.75
              December 31, 2000           5.13              3.13
              March 31, 2001              5.22              3.31
              June 30, 2001               5.75              4.19
              September 30, 2001          4.50              2.54
              December 31, 2001           3.90              2.38
              March 31, 2002              4.53              3.35
              June 30, 2002               4.73              3.52

          On September 18, 2002 the closing price of the Common Stock was $3.70.

     (b)  Approximate Number of Holders of Common Stock.

          The number of holders of record of our Common Stock at September 18, 2002 was approximately 1,000 which does not include an estimated 2,600 additional holders whose stock is held in "street name".

     (c)  Dividends.

          We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

     (d)  Recent Sales of Unregistered Securities.

          This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. We had a prior relationship with the purchaser, both through business operations and personal contacts with our officers and directors. We reasonably believe that the purchaser of these shares was an "Accredited Investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 at the time the transaction occurred.

          On May 31, 2002, we acquired all of the domestic oil and gas properties of Castle Energy Corporation. The properties acquired from Castle consist of interests in approximately 525 producing wells located in fourteen
(14) states, plus associated undeveloped acreage. We issued 9,566,000 shares of Common Stock to Castle Energy Corporation as part of the purchase price. We are entitled to repurchase up to 3,188,667 of our shares from Castle for $4.50 per share for a period of one year after closing. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

          Options
          -------

          We received the proceeds from the exercise of options to purchase shares of our common stock of $407,000, $1,480,000 and $1,378,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

          The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

                                                  Fiscal Years Ended June 30,
                              -----------------------------------------------------------------
                               2002              2001         2000         1999         1998

                               ----              ----         ----         ----         ----

Total Revenues               $ 8,121,000       12,877,000    3,576,000    1,695,000    2,164,000
Income/(Loss) from
 Operations                  $(5,041,000)       1,678,000   (2,079,000)  (2,905,000)  (1,010,000)
Income/(Loss)
 Per Share                   $      (.49)             .03        (0.46)       (0.51)       (0.18)

Total Assets                 $74,077,000       29,832,000    21,057,000   11,377,000  10,350,000
Total Liabilities            $29,161,000       11,551,000    10,094,000    1,531,000     845,000
Stockholders' Equity         $44,916,000       18,281,000    10,963,000    9,846,000   9,505,000
Total Long Term Debt         $24,939,000        9,434,000     8,245,000    1,000,000         -0-


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Liquidity and Capital Resources
     -------------------------------

     Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities, when market conditions permit, and most recently through the use of a new bank credit facility and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

     We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

     Working Capital
     ---------------

     At June 30, 2002, we had a working capital deficit of $271,000 compared to a working capital deficit of $1,560,000 at June 30, 2001. Our current assets include an increase in trade accounts receivable from June 30, 2001 of approximately $2,768,000. This increase is primarily due to the accrued revenue from the Castle and Piper acquisitions completed during the year. Our current liabilities include the current portion of long-term debt of $3,498,000 at June 30, 2002. The increase in the current portion of long-term debt from June 30, 2001 is primarily attributed to the borrowing related to the Castle acquisition offset by a reduction in debt from the proceeds on the sale of the Eland and Stadium fields in Stark County, North Dakota in third quarter fiscal 2002.

     Cash Provided by (Used in) Operating Activities
     -----------------------------------------------

          During the year ended June 30, 2002, we had cash used in operating activities of $1,870,000 compared to cash provided by operating activities of $2,779,000 during the same period ended June 30, 2001. This decrease in operating activities is a result of a substantial decrease in oil and gas prices that adversely affected net income, our decrease in production through the sale of certain properties which enabled us to reduce debt prior to acquiring Castle and Piper and an increase in trade receivables primarily relating to June production for Castle and Piper not collected at June 30, 2002.

     Offshore Undeveloped Properties
     -------------------------------

          On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties.

  The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim (including the claim of our subsidiary Amber Resources Company) for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases are currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes a determination adverse to us, it is likely that some or all of these leases would become impaired and written off at that time. In addition, it should be noted that our pending litigation against the United States is predicated on the ruling of the lower court in California v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with us is not settled, it would be necessary for us to reevaluate whether the leases should be considered impaired at that time. As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though Delta would undoubtedly proceed with its litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

     Offshore Producing Properties
     -----------------------------

     Point Arguello Unit. Pursuant to a financial arrangement between Whiting and us, we hold what is essentially the economic equivalent of a 6.07% working interest, which we call a "net operating interest", in the Point Arguello Unit and related facilities. In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, Unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Resources, Inc. In an agreement between Whiting and Delta, Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

     We have already participated in the drilling of three wells and anticipate that we will participate in the drilling of four wells in fiscal 2002. Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate the drilling costs to be paid through current operations or additional financing.

     Onshore Producing Properties and Material Equity Transactions
     -------------------------------------------------------------
     During Fiscal 2002
     ------------------

     On February 1, 2002, we sold interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota for $2,750,000 to Sovereign Holdings, LLC, an unrelated entity. As a result of the sale, the Company recognized at December 31, 2001 an impairment of $102,000.

          On February 19, 2002, we completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. We issued 1,377,240 shares of our restricted common stock for 100% of the shares of Piper. The 1,377,240 shares of restricted common stock were valued at approximately $5,234,000 based on the five-day average market closing price of Delta's common stock surrounding the announcement of the merger. In addition, we issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, we acquired Piper's working and royalty interests in over 700 gross (4.6 net) wells which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. On May 24, 2002 we completed the sale of our undivided interests in Australia, to Tipperary Corporation, in exchange for Tipperary's producing properties in the West Buna Field (Hardin and Jasper counties, Texas)which had a fair market value of approximately $4,100,000, $700,000 in cash, and 250,000 unregistered shares of Tipperary common stock. No gain or loss was recorded on this transaction. Net daily production from the West Buna Field approximates 900,000 cubic feet equivalent. In addition, on May 28, 2002, we sold a commercial office building obtained in the merger with Piper located in Fort Worth, Texas to a non-affiliate for its fair value of $417,000. No gain or loss was recorded on this transaction. Piper was merged into a subsidiary wholly owned by Delta and the subsidiary was then renamed "Piper Petroleum Company". (See detailed disclosure of the Piper acquisition in note 2 to the financial statements).

     On May 31, 2002, we issued 9,566,000 shares of Common Stock to Castle Energy Corporation as part of the purchase price for our purchase of all of Castle's domestic oil and gas properties. We are entitled to repurchase up to 3,188,667 of our shares from Castle for $4.50 per share for a period of one year after closing. (See detailed disclosure of te Castle acquisition in note 2 to the financial statements).

     We estimate our capital expenditures for onshore properties to be approximately $6,000,000 for the year ending June 30, 2003. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

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

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $407,000, $1,480,000 and $1,378,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

     Credit Facility
     ---------------

     Our credit facility allows us to borrow, repay and reborrow amounts subject to the terms and conditions of the Credit Agreement. At the time we entered into our Credit Agreement with Bank of Oklahoma and Local Oklahoma Bank and related promissory notes on May 31, 2002, we granted a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, certain bank accounts and proceeds. Under the terms of the Credit Agreement, the oil and gas properties mortgaged must represent not less than 80% of the engineered value of our oil and gas properties, exclusive of the properties that are mortgaged to Kaiser-Francis under a separate lending arrangement. "Engineered value" for this purpose means our future net revenues discounted at the discount rate being used by the Bank of Oklahoma as of the date that the determination is made using the pricing parameters used in the engineering report that is furnished to the Bank of Oklahoma. In addition, any obligations arising from transactions between us and one or more of the banks providing for the hedging, forward sale or swap of crude oil or natural gas or interest rate protection will also be required to be secured by a mortgage on our properties and will consequently reduce our borrowing base. These hedging obligations will be required to be secured and repaid on the same basis as our indebtedness and obligations under the loan documents.

     Our borrowing base, which determines the amounts that we are allowed to borrow or have outstanding under our credit facility, was initially determined to be $20 million at the time we entered into the Credit Agreement.
Subsequent determinations of our borrowing base will be made by the lending banks at least semi-annually on October 1 and April 1 of each year beginning October 1, 2002 or as unscheduled redeterminations. In connection with each determination of our borrowing base, the banks will also redetermine the amount of our monthly commitment reduction. The monthly commitment reduction was $260,000.00 beginning as of July 1, 2002 and will continue at that amount until the amount of the monthly commitment reduction is redetermined.

     If an unscheduled redetermination of our borrowing base is made by the banks, we will be notified of the new borrowing base and monthly commitment reduction, and this new borrowing base and monthly commitment reduction will then continue until the next determination date. All determinations (scheduled or unscheduled) of the borrowing base and the monthly commitment reduction require the approval of a majority of the lending banks, but the amount of the borrowing base cannot be increased, and the amount of the monthly commitment reduction cannot be reduced, without the approval of all of the lending banks. If at any time any of the oil and gas properties are sold, the borrowing base then in effect will automatically be reduced by a sum equal to the amount of prepayment that is required to be made.

     In addition, our borrowing base and the revolving commitment of the banks to lend money under the Credit Agreement will be reduced as of the first day of each month by an amount determined by the banks under the Credit Agreement. The amount of the borrowing base will also be reduced from time to time by the amount of any prepayment that results from our sale of oil and gas Properties. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. If for any reason we were unable to pay the full amount of the mandatory prepayment within the 30 requisite day period, we would be in default of our obligations under the Credit Agreement.

     In general, we will be required to immediately make a prepayment of principal on our revolving notes in an amount equal to 100% of the release price that we receive from the sale of any of our oil and gas properties. Any such sale would be required to be approved in advance by a majority of the lending banks. The amount of the release price will be determined by a majority of the lending banks in their discretion based upon the loan collateral value which such banks in their discretion (using such methodology, assumptions and discounts rates as the banks customarily use in assigning collateral value to oil and gas properties, oil and gas gathering systems, gas processing and plant operations) assign to such oil and gas properties at the time in question. Any such prepayment of principal on our revolving notes will not be in lieu of, but will be in addition to, any monthly commitment reduction or any mandatory prepayment of principal required to be paid under the Credit Agreement.

     We are also required to establish and maintain our operating accounts with the Bank of Oklahoma as agent for the lending banks. These operating accounts are required to be our primary oil and gas operating bank accounts for the purpose of depositing proceeds from oil and gas sales received from the collateral for the credit facility and these accounts are to be maintained with the Bank of Oklahoma until all amounts due have been paid in full. We granted a security interest to the lending banks in and to these operating accounts and all checks, drafts and other items ever received by any Bank for deposit therein. If any event of default occurs under the loan documents, the

Bank of Oklahoma will have the immediate right, without prior notice or demand, to take and apply against our obligations any and all funds legally and beneficially owned by us then or thereafter on deposit in the operating accounts. We are not permitted to redirect the payment of such proceeds of production without the consent of the Bank of Oklahoma.

     Within five days after receiving a written request from the Bank of Oklahoma, as agent for the lending banks, we are obligated to deliver such additional mortgages, deeds of trust, instruments, security agreements, assignments, financing statements, and other documents, as may be reasonably necessary in the opinion of Bank of Oklahoma and its counsel, to grant valid first mortgage liens and first, prior and perfected security interests in and to additional oil and gas properties of such value as the banks deem necessary to provide additional security for full and prompt payment of all amounts owed.

     For so long as the revolving commitment is in existence or any amount is owed under any of the loan documents, without the prior written consent of a majority of the lending banks:

          (a) We will not be permitted to create, incur, assume or permit to exist any lien, security interest or other encumbrance on any of our assets or properties except for certain permitted liens.

          (b) We will not be permitted to sell, lease, transfer or otherwise dispose of, in any fiscal year, any of our oil and gas assets except for sales of production from our oil and gas properties made in the ordinary course of our oil and gas businesses, sales made with the consent of a majority of the lending banks and sales, leases or transfers or other dispositions of oil and gas properties made by us during any fiscal year, in one or any series of transactions, the aggregate value of which does not exceed $100,000.00 if, and only if, such sale, lease, transfer or other disposition does not result in the occurrence of a default or event of default under our loan documents. Further, neither we nor any of our subsidiaries can, without the prior written consent of a majority of the lending banks, sell, lease, transfer or otherwise dispose of any oil and gas assets unless such disposition is specifically permitted by the Credit Agreement.

          (c) We cannot allow our ratio of consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0 as of the end of any fiscal quarter. At June 30, 2002, we did not meet this covenant primarily due to a current foreign tax payable of $703,000 relating to the sale of our Australian property prior to establishing the Credit Agreement. We have obtained a waiver for this requirement from the lending banks and we are not in default of the Credit Agreement at June 30, 2002.

          (d) We cannot allow our consolidated debt service coverage ratio to ever be less than 1.20 to 1.0 for any quarterly fiscal period.

          (e) Except under very limited circumstances, we will not be permitted to consolidate or merge with or into any other person.

          (f) We will not be permitted to incur, create, assume or in any manner become or be liable in respect of any indebtedness (including letters of credit other than those letters of credit permitted in the Credit

Agreement) in excess of $100,000.00 in the aggregate, nor may we guarantee or otherwise in any manner become or be liable in respect of any indebtedness, liabilities or other obligations of any other person or entity, whether by agreement to purchase the indebtedness of any other person or entity or agreement for the furnishing of funds to any other person or entity through the purchase or lease of goods, supplies or services (or by way of stock purchase, capital contribution, advance or loan) for the purpose of paying or discharging the indebtedness of any other person or entity, or otherwise, except that the foregoing restrictions shall not apply to:

               (i) the promissory notes issued under the Credit Agreement and any renewal or increase thereof, or our other indebtedness that was disclosed in our Financial Statements or on a schedule to the Credit Agreement; or

              (ii) taxes, assessments or other government charges which are not yet due or are being contested in good faith by appropriate action promptly initiated and diligently conducted, if such reserve as shall be required by generally accepted accounting principles shall have been made therefor and levy and execution thereon have been stayed and continue to be stayed; or

             (iii) indebtedness (other than in connection with a loan or lending transaction) incurred in the ordinary course of business, including, but not limited to indebtedness for drilling, completing, leasing and reworking oil and gas wells or the treatment, distribution, transportation of sale of production therefrom;

              (iv) any renewals or extensions of (but not increases in) any of the foregoing; or

               (v)  indebtedness to the other borrowers under the Credit
                    Agreement.

          (g) We will not be permitted to declare, pay or make, whether in cash or property, or set aside or apply any money or assets to pay or make any dividend or distribution during any fiscal year.

          (h) We will not be permitted to make or permit to remain outstanding any loans or advances made by us to or in any person or entity, except that the foregoing restriction shall not apply to:

              (i) loans or advances to any person, the material details of which have been set forth in our Financial Statements that were furnished to the banks; or

             (ii) advances made in the ordinary course of our oil and gas business; or

            (iii) loans or advances among the borrowers under the Credit Agreement.

          (i) We will not be permitted to discount or sell with recourse, or sell for less than the greater of the face or market value thereof, any of our notes receivable or accounts receivable.

          (j) We cannot allow any material change to be made in the character of our business as carried on as of May 31, 2002.

          (k) We will not be permitted to enter into any transaction with any of our affiliates, except transactions upon terms that are no less favorable to us than would be obtained in a transaction negotiated at arm's length with an unrelated third party.

          (l) We will not be permitted to enter into any transaction providing (i) for the hedging, forward sale, swap or any derivative thereof of crude oil or natural gas or other commodities, or (ii) for a swap, collar, floor, cap, option, corridor, or other contract which is intended to reduce or eliminate the risk of fluctuation in interest rates, as such terms are referred to in the capital markets, except the foregoing prohibitions shall not apply to (x) transactions consented to in writing by a majority of the lending banks which are on terms acceptable to them, or (y) pre-approved contracts (i) to hedge, forward sell or swap crude oil or natural gas or otherwise sell up to 75% of our monthly production forecast for all of our (A) proved and producing oil properties for the period covered by the proposed hedging transaction, and (B) proved and producing gas properties for the period covered by the proposed hedging transaction, (ii) with a term of eighteen (18) months or less, (iii) with "strike prices" per barrel or MCF as applicable greater than the Bank of Oklahoma's forecasted price in the most recent engineering evaluation, and (iv) with counter-parties approved by the Bank of Oklahoma.

          (m) We will not be permitted to make any investments in any person or entity, except such restriction shall not apply to:

               (i) investments and direct obligations of the United States of America or any agency thereof;

              (ii) investments in certificates of deposit issued by the lending banks or certificates of deposit with maturities of less than one year, issued by other commercial banks in the United States having capital and surplus in excess of $500,000,000 and which have a senior unsecured debt rating of A+ by Standard & Poor's Ratings Group or A1 by Moody's Investors Service, Inc.; or

             (iii) investments in insured money market funds or such investment with maturities of less than ninety (90) days at other commercial banks having capital and surplus in excess of $500,000,000 and which have a senior unsecured debt rating of A+ by Standard & Poor's Ratings Group or A1 by Moody's Investors Service, Inc.; or

              (iv)  investments in oil and gas properties; or

               (v) investments in other borrowers under the Credit Agreement; provided such investments may not require a transfer of assets other than cash.

          (n) We cannot permit any amendment to, or any alteration of, our Articles of Incorporation or Bylaws, which amendment or alteration could reasonably be expected to have a material adverse effect under the Credit Agreement.

          (o) We will not be permitted to enter into or agree to enter into, any rental or lease agreement resulting or which would result in aggregate rental or lease payments by us exceeding $100,000.00 in the aggregate in any fiscal year under all rental or lease agreements under which we are a lessee of the property or assets covered thereby; provided, however, that the foregoing restriction shall not apply to oil, gas and mineral leases or permits or similar agreements entered into in the ordinary course of business or orders of any governmental authority adjudicating the rights or pooling the interests of the owners of oil and gas properties or lease agreements in effect as of May 31, 2002.

          (p) We may not allow our accounts payable to become in excess of 120 days past due from the date of invoice, except such accounts payable as are being contested by us in good faith.

          (q) We may not issue any preferred stock without the consent of a majority of the lending banks.

          (r) We cannot permit or suffer to exist any change in a majority of our current board of director membership or a change or amendment to our current corporate structure except as set forth in the Credit Agreement.

          (s) Except as may be otherwise permitted the Credit Agreement, we may not directly or indirectly make any payments upon any debt other than regularly scheduled installments of principal and interest.

          (t) We may not repurchase or set aside any funds to repurchase any stock or partnership interests.

          (u) We cannot make, permit or suffer to exist a change in management.

          (v) We may not amend, modify or otherwise alter our loan agreement and related documents with Kaiser-Francis Oil Company dated December 1, 1999 without the lending banks' prior written consent which such consent shall not be unreasonably withheld.

     Any one or more of the following events are considered an event of default under the Credit Agreement:

          (a) If we should fail to pay when due or declared due the principal of, and/or the interest on, the notes, or any fee or any of our other indebtedness incurred under our Credit Agreement or any related loan document and such failure to pay is not cured within three days after written notice of such failure is sent to us; or

         (b) If any representation or warranty made by us under the Credit Agreement, or in any certificate or statement furnished or made to the banks pursuant thereto or in connection therewith, or in connection with any document furnished thereunder, shall prove to be untrue in any material respect as of the date on which such representation or warranty is made (or deemed made), or any representation, statement (including financial statements), certificate, report or other data furnished or to be furnished or made by us under any loan document proves to have been untrue in any material respect, as of the date as of which the facts therein set forth were stated or certified; or

          (c) If default is made in the due observance or performance of any of our covenants or agreements contained in the Credit Agreement or other loan documents and such default continues for more than thirty days after notice is received by us; or

          (d) If default is made in the due observance or performance of our negative covenants listed above; or

          (e) If default is made in respect of any obligation for borrowed money in excess of $100,000.00, other than the promissory notes issued under the Credit Agreement, for which we are liable (directly, by assumption, as guarantor or otherwise), or any obligations secured by any mortgage, pledge or other security interest, lien, charge or encumbrance with respect thereto, on any of our assets or property in respect of any agreement relating to any such obligations unless we are not liable for same (i.e., unless remedies or recourse for failure to pay such obligations is limited to foreclosure of the collateral security therefor), and if such default shall continue for more than thirty days after notice is received by us; or

          (f) If we commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to us or our debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking an appointment of a trustee, receiver, liquidator, custodian or other similar official of us or any substantial part of our property, or if we consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against us, or if we make a general assignment for the benefit of our creditors, or fail generally to pay our debts as they become due, or take any corporate action authorizing the foregoing; or

          (g) If an involuntary case or other proceeding is commenced against us seeking liquidation, reorganization or other relief with respect to us or our debts under any bankruptcy, insolvency or similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of us or any substantial part of our property, and such involuntary case or other proceeding should remain undismissed and unstayed for a period of sixty (60) days; or an order for relief shall be entered against us under the federal bankruptcy laws; or

          (h) A final judgment or judgments or order for the payment of money in excess of $100,000 during any one (1) fiscal year in the aggregate shall be rendered against us and such judgments or orders shall continue unsatisfied and unstayed for a period of thirty days; or

          (i) In the event our total outstanding indebtedness should at any time exceed the borrowing base established for the revolving notes, and if we should fail to comply with the provisions of the Credit Agreement that require us to immediately prepay an amount sufficient to cause our total outstanding indebtedness to not exceed our borrowing base; or

          (j)  A change of management occurs; or

          (k) Any security instrument for the indebtedness under the Credit Agreement for any reason does not, or ceases to, create a valid and perfected first-priority lien against all of the collateral purportedly covered thereby and such occurrence would have a material adverse effect.

     Upon occurrence of any event of default specified above and after the expiration of any cure period provided in the Credit Agreement, the entire principal amount due under the notes and all interest then accrued thereon, and any other liabilities that we might have to the lending banks under the loan documents, will become immediately due and payable all without notice and without presentment, demand, protest, notice of protest or dishonor or any other notice of default of any kind. In any other event of default, the Bank of Oklahoma, upon request of a majority of the lending banks, may by notice to us declare the principal of, and all interest then accrued on, the notes and any other liabilities hereunder to be forthwith due and payable, whereupon the same shall forthwith become due and payable without presentment, demand, protest, notice of intent to accelerate, notice of acceleration or other notice of any kind.

     Upon the occurrence and during the continuance of any event of default beyond any cure period provided in the Credit Agreement, the lending banks are authorized at any time and from time to time, without notice to us, to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by any of the banks to or for our credit or our account against any and all of our indebtedness under the notes and related loan documents, irrespective of whether or not the banks shall have made any demand under the loan documents and although such indebtedness may be unmatured. Any amount set-off by any of the banks is to be applied against the indebtedness owed by us to the banks. The banks have agreed to promptly notify us after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. These rights are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the banks might have.

     Upon the occurrence of and during the continuance of any event of default, we will not be permitted to service our obligations under our loan agreement with Kaiser-Francis Oil Company from proceeds of the collateral securing the loan under our Credit Agreement including, but not limited to, oil and gas properties or any related operating fees.

     The foregoing does not purport to be a complete summary of the Credit Agreement and other loan documents. Complete copies of these documents are filed as exhibits to our Report on Form 8-K dated May 24, 2002.

     Results of Operations Fiscal 2002 Compared to Fiscal 2001
     ---------------------------------------------------------

     Net Earnings (Loss). Our net loss for the year ended June 30, 2002 was $6,253,000 compared to net income of $345,000 for the year ended June 30, 2001. The results for the years ended June 30, 2002 and 2001 were effected by the items described in detail below.

     Revenue. Total revenue for the year ended June 30, 2002 was $8,210,000 compared to $12,877,000 for the year ended June 30, 2001. Oil and gas sales for the year ended June 30, 2002 were $8,121,000 compared to $12,254,000 for the year ended June 30, 2001. The decrease in oil and gas sales during the year ended June 30, 2002 resulted from the sale of twenty producing wells, five injection wells located in Eland and Stadium fields in Stark County, North Dakota. Oil and gas sales were also impacted by the decrease in oil and gas prices.

     Gain (loss) on sale of oil and gas properties. During the years ended June 30, 2002 and 2001, we disposed of certain oil and gas properties and related equipment to unaffiliated entities. We have received proceeds from the sales of $4,417,000 and $3,700,000 which resulted in a loss on sale of oil and gas properties of $88,000 for the year ended June 30, 2002 and a gain on sale of $458,000 for the year ended June 30, 2001.

     Other Revenue. Other revenue for the year ended June 30, 2001, represents amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

     Production volumes and average prices received for the years ended June 30, 2002 and 2001 are as follows:

                                          2002                 2001
                                    Onshore   Offshore   Onshore   Offshore
                                   --------   --------   -------   --------
Production:
   Oil (barrels)                     89,000    262,000   117,000   308,000
   Gas (Mcf)                        871,000          -   539,000         -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                 $22.22    $14.36     $27.10    $18.49
   Gas (per Mcf)                    $ 2.75         -     $ 6.27         -
   Gross of forward contract sales*
   Oil (per barrel)                 $22.32    $14.45     $27.30    $22.53
   Gas (per Mcf)                    $ 2.75         -     $ 6.27         -

     We sold 25,000 barrels of our offshore production per month from June 2000 to December 2000 at $14.65 per barrel under fixed price contracts with production purchases. We sold 6,000 barrels per month from March 1, 2001 through June 30, 2001 at $27.31 per barrel under fixed price contracts with production purchases. If we would not have sold our proportionate shares of offshore California barrels at $14.65 per barrel under fixed price contracts with production purchases, we would have realized an increase in income of $1,242,000 in 2001.

     Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2002 were $4,372,000 compared to $4,698,000 for the year ended June 30, 2001. Lease operating expense decreased slightly compared to 2001 as a result of less workover costs incurred during fiscal 2002 compared to fiscal 2001. On a per Bbl equivalent basis, production expenses and taxes were $5.68 for onshore properties and $11.64 for offshore properties during the year ended June 30, 2002 compared to $3.88 for onshore properties and $12.62 for offshore properties for the year ended June 30, 2001.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 2002 was $3,347,000 compared to $2,533,000 for the year ended June 30, 2001. On a per Bbl equivalent basis, the depletion rate was $9.57 for onshore properties and $4.20 for offshore properties during the year ended June 30, 2002 compared to $8.16 for onshore properties and $2.71 for offshore properties for the year ended June 30, 2001.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $155,000 for the year ended June 30, 2002 compared to $89,000 for the year ended June 30, 2001.

     Abandonment and Impairment of Oil and Gas Properties. We recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 2002 of $1,480,000. Our proved properties were assessed for impairment on an individual field basis and we recorded impairment provisions attributable to certain producing properties of $878,000 and $174,000 for the years ended June 30, 2002 and 2001, respectively. Also during fiscal 2002, we recorded an impairment of $602,000 attributable to our undeveloped properties as future development of these properties are unlikely. The expense in 2001 also included a provision for impairment of the costs associated with the Kazakhstan licenses of $624,000. We made a determination based on the political risk and lack of expertise in the area that it may not be economical to develop this prospect and as such we may not proceed with this prospect. See "Impairment of Long-Lived Assets" in "Description of Properties."

     Professional Fees. Professional fees for the year ended June 30, 2002 were $1,322,000 compared to $1,108,000 for the year ended June 30, 2001. The increase in professional fees compared to fiscal 2001 can be primarily attributed to legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for year ended June 30, 2002 were $2,036,000 compared to $1,470,000 for the year ended June 30, 2001. The increase in general and administrative expenses is primarily attributed to increased costs in anticipation of the acquisitions completed in fiscal 2002 including office relocation and additional staff.

     Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 2002 and 2001 of $143,000 and $409,000, respectively, for options granted to certain directors and consultants at option prices below the market price at the date of grant. The stock option expense for fiscal 2002 and 2001 can primarily be attributed to options to certain consultants that provide us with shareholder relations services and options to our directors.

     Interest and Financing Costs. Interest and financing costs for the year ended June 30, 2002 were $1,325,000 compared to $1,861,000 for the year ended June 30, 2001. The decrease in interest and financing costs can be attributed to the reduction in debt prior to the Castle acquisition which closed on May 31, 2002 in addition to lower interest rates compared to fiscal 2001.

     Other Income. Other income of $528,000 for the year ended June 30, 2001 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group, in the amount of $350,000.

     Results of Operations Fiscal 2001 Compared to Fiscal 2000
     ---------------------------------------------------------

     Net Earnings (Loss). Our net income for the year ended June 30, 2001 was $345,000 compared to a net loss of $3,367,000 for the year ended June 30, 2000. The results for the years ended June 30, 2001 and 2000 were effected by the items described in detail below.

     Revenue. Total revenue for the year ended June 30, 2001 was $12,877,000 compared to $3,576,000 for the year ended June 30, 2000. Oil and gas sales for the year ended June 30, 2001 were $12,254,000 compared to $3,356,000 for the year ended June 30, 2000. The increase in oil and gas sales during the year ended June 30, 2001 resulted from the acquisitions of twenty producing wells, five injection wells located in Eland and Stadium fields in Stark County, North Dakota and the Cedar State gas property in Eddy County, New Mexico during fiscal 2001 and eleven producing wells in New Mexico and Texas and the acquisition of an interest in the offshore California Point Arguello Unit during fiscal 2000. The increase in oil and gas sales were also impacted by the increase in oil and gas prices. If we would not have sold our proportionate shares of offshore California barrels at $8.25 and $14.65 per barrel under fixed price contracts with production purchases, we would have realized an increase in income of $1,242,000 in 2001 and $2,033,000 in 2000.

     Gain on sale of oil and gas properties. During the years ended June 30, 2001 and 2000, we disposed of certain oil and gas properties and related equipment to unaffiliated entities. We have received proceeds from the sales of $3,700,000 and $75,000 which resulted in a gain on sale of oil and gas properties of $458,000 and $76,000 for the years ended June 30, 2001 and 2000, respectively.

     Other Revenue. Other revenue represents amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

     Production volumes and average prices received for the years ended June 30, 2001 and 2000 are as follows:

                                          2001                 2000
                                    Onshore   Offshore   Onshore   Offshore
                                    -------   --------   -------   --------
Production:
   Oil (barrels)                    117,000    308,000    10,000    187,000
   Gas (Mcf)                        539,000          -   362,000          -

Average Price:
   Net of forward contract sales
   Oil (per barrel)                 $27.10    $18.49     $25.95     $11.54
   Gas (per Mcf)                    $ 6.27         -     $ 2.62          -
   Gross of forward contract sales*
   Oil (per barrel)                 $27.30    $22.53     $25.95     $21.14
   Gas (per Mcf)                    $ 6.27         -     $ 2.62          -
_________________

*We sold 25,000 barrels per month from December 1999 to May 2000 at $8.25 per barrel and we sold 25,000 barrels of our offshore production per month from June 2000 to December 2000 at $14.65 per barrel under fixed price contracts with production purchases. We sold 6,000 barrels per month from March 1, 2001 through June 30, 2001 at $27.31 per barrel under fixed price contracts with production purchases. If we would not have sold our proportionate shares of offshore California barrels at $8.25 and $14.65 per barrel under fixed price contracts with production purchases, we would have realized an increase in income of $1,242,000 in 2001 and $2,033,000 in 2000.

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

     Stock Option Expense. Stock option expense has been recorded for the years ended June 30, 2001 and 2000 of $409,000 and $538,000, respectively. The stock option expense for fiscal 2001 and 2000 can primarily be attributed to options to certain consultants that provide us with shareholder relations services and options to our directors.

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

     Critical Accounting Policies and Estimates
     ------------------------------------------

     The discussion and analysis of the Company's financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

          Successful Efforts Method of Accounting
          ---------------------------------------

          We account for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

          The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development costs and capitalized but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

          The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding a gas and oil field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

          Reserve Estimates
          -----------------

          We estimate of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact very considerable from actual results. The future drilling costs associated with reserves assigned to proved undeveloped location may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

          Impairment of Gas and Oil Properties
          ------------------------------------

          We review its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of its gas and oil properties and compares such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the gas and oil properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

          Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markers, events may arise that would require the Company to recorded an impairment of the recorded book values associated with gas and oil properties. As a result of its review, the Company recognized an impairment of $1,480,000 and $798,000 for the years ended June 30, 2002 and 2001, respectively. The Company did not record an impairment during the year ended June 30, 2000.

     Recently Issued or Proposed Accounting Standards and Pronouncements
     -------------------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board issued and approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact SFAS No. 143 will have on our financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that superseded SFAS No. 121 and APB Opinion No. 30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing the impact SFAS No. 144 will have on our financial condition and results of operations.

     Statement 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We do not believe the Company will be materially impacted by this statement.

     Statement 146, Accounting for Exit or Disposal Activities (SFAS No. 146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." SFAS No. 146 will be effective in January 2003. We are currently assessing the impact of SFAS No. 146.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Market Rate and Price Risk
     --------------------------

     Beginning in fiscal 2003, we began to hedge a portion of our oil and gas production using swap and collar agreements. The purpose of these hedge agreements is to provide a measure of stability to our cash flow in an environment of volital oil and gas prices and to manage the exposure to commodity price risk.

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $24,939,000 of variable rate debt obligations at June 30, 2002. The annual effect of a one percent change in interest rates would be approximately $250,000. The interest rate on these variable rate debt obligations approximates current market rates as of June 30, 2002.

ITEM 8.  FINANCIAL STATEMENTS

     Financial Statements are included and begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

     The information required by Part III, Item 10 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act", 11 "Executive Compensation", 12 "Security Ownership of Certain Beneficial Owners and Management", and 13 "Certain Relationships and Related Transactions", is incorporated by reference to Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders. For information concerning Item 10 "Directors and Executive Officers"; see Part I; Item 4A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements.
                                                                  Page No.

            Independent Auditors' Report .........................  F-1

            Consolidated Balance Sheets for the years ended
            June 30, 2002 and 2001 ...............................  F-2

            Consolidated Statements of Operations for the years
            ended June 30, 2002, 2001 and 2000 ...................  F-3

            Consolidated Statement of Stockholders' Equity
            and Comprehensive Income (Loss) for the years
            ended June 30, 2002, 2001 and 2000 ...................  F-4

            Consolidated Statement of Stockholders' Equity
            and Comprehensive Income (Loss) for the years
            ended June 30, 2002, 2001 and 2000 ...................  F-5

            Consolidated Statements of Cash Flows for the
            years ended June 30, 2002, 2001 and 2000 .............  F-6

            Notes to Consolidated Financial Statements ...........  F-7

          Financial Statement Schedules.  None.

     (b) Reports on Form 8-K. During the quarter ended June 30, 2002, the Registrant filed Reports on Form 8-K as follows:

          1.  Form 8-K; March 1, 2002; Items 2, 5 and 7.
          2.  Form 8-K; April 30, 2002; Items 5 and 7.
          3.  Form 8-K; May 24, 2002; Items 2, 5 and 7.

     (c) Exhibits. The Exhibits listed in the Index to Exhibits appearing at page 67 filed as part of this report.

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

10.2 Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1996.

10.3 Delta Petroleum Corporation 1993 Incentive Plan, as amended June 30, 1999. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated June 1, 1999.

10.4 Agreement between Burdette A. Ogle and Delta Petroleum Corporation effective December 17, 1998. Incorporated by reference from
      Exhibit 99.2 to the Company's Form 10-QSB for the quarterly period ended December 31, 1998.

10.5 Agreement between Whiting Petroleum Corporation and Delta Petroleum Corporation (including amendment) dated June 8, 1999. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated June 9, 1999.

10.6 Purchase and Sale Agreement dated October 13, 1999 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated November 1, 1999.

10.7  Agreement between Delta Petroleum Corporation, Roger A. Parker and
      Aleron H. Larson, Jr. dated November 1, 1999.   Incorporated by
      reference from Exhibit 99.3 to the Company's Form 8-K dated November 1, 1999.

10.8 Conveyance and Assignment from Whiting Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated December 1, 1999.

10.9 Loan Agreement (without exhibits) between Kaiser-Francis Oil Company and Delta Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated December 1, 1999.

10.10 Promissory Note dated December 1, 1999. Incorporated by reference from
      Exhibit 10.3 to the Company's Form 8-K dated December 1, 1999.

10.11 July 29, 1999 Agreement between GlobeMedia AG and Delta Petroleum Corporation with November 23, 1999 amendment. Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated January 4, 2000.

10.12 Letter Agreement between GlobeMedia AG and Delta Petroleum Corporation dated November 23, 1999. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated January 4, 2000.

10.13 Agreement dated December 30, 1999 between Burdette A. Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated January 4, 2000.

10.14 Purchase and Sale Agreement dated June 1, 2000 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated July 10, 2000.

10.15 Investment Agreement dated July 21, 2000 between Delta Petroleum Corporation and Swartz Private Equity, LLC and related agreements. Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated July 10, 2000.

10.16 Purchase and Sale Agreement between Delta Petroleum Corporation and Castle Offshore LLC and BWAB Limited Liability Company dated August 4, 2000. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated September 29, 2000.

10.17 Documents evidencing financing arrangements between Hexagon Investments and Delta Petroleum Corporation dated September 28, 2000. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated September 29, 2000.

10.18 Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.

10.19 Agreements between Evergreen Resources, Inc., and Delta Petroleum Corporation dated January 3, 2001. Incorporated by reference from
      Exhibit 10.1 to the Company's Form 8-K dated January 22, 2001.

10.20 Purchase and Sale Agreement (without exhibits) dated March 29, 2001 between Delta Petroleum Corporation and Panaco, Inc. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated April 13, 2001.

10.21 Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke, from Exhibit 10.4 a, b, and c to the Company's Form 8-K dated October 25, 2001.

10.22 Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company's definitive proxy statement filed May 1, 2002.

10.23 Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001, incorporated by reference Exhibit 10.3 to the Company's Form 8-K dated October 25, 2001.

10.24 Letter agreement dated December 3, 2001 between Delta Petroleum Corporation and Ogle Properties LLC, incorporated by reference from
      Exhibit 10.4 to the Company's Form 8-K dated October 25, 2001.

10.25 Purchase and Sale Agreement between Castle Energy Company and Delta Petroleum Corporation dated December 31, 2001 incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated January 15, 2002.

10.26 Purchase and Sale Agreement between Delta Petroleum Corporation and Sovereign Holdings, LLC, incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated March 1, 2002.

10.27 Purchase and Sale Agreement between Delta Petroleum Corporation and Tipperary Oil & Gas Corporation dated May 8, 2002 incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated April 30, 2002.

10.28 Credit Agreement dated May 31, 2002 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporation by reference from Exhibit 10.1 to the Company's Form 8-K dated May 24, 2002.

10.29 Agreement and Plan of Merger among Delta Petroleum Corporation, Delta Acquisition Company, Inc., Piper Petroleum Company and John H. Wilson, II executed February 2002.

11.   Statement Regarding Computation of Per Share Earnings. Not applicable.

12.   Statement Regarding Computation of Ratios. Not applicable.

13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. Not applicable.

16.  Letter re: Change in Certifying Accountants. Not applicable.

17.  Letter Regarding Change in Accounting Principles. Not applicable.

18.  Subsidiaries of the Registrant. Not applicable.

19. Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.

20.  Consent of Experts and Counsel.

23.1 KPMG LLP.  Filed herewith electronically.

21.  Power of Attorney.  Not applicable.

99.  Additional Exhibits. Not applicable.

                           Independent Auditors' Report



The Board of Directors and Stockholders
Delta Petroleum Corporation:


We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                   /s/ KPMG LLP
                                   KPMG LLP





Denver, Colorado
September 12, 2002

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     June 30,       June 30,
                                                       2002           2001
                                                   -----------    -----------
                                    ASSETS
Current Assets:
   Cash and cash equivalents                       $ 1,024,000    $   518,000
   Marketable securities available for sale            485,000           -
   Trade accounts receivable and other               4,713,000      1,945,000
   Prepaid assets                                      785,000        594,000
   Other current assets                                442,000        538,000
                                                   -----------    -----------
         Total current assets                        7,449,000      3,595,000
                                                   -----------    -----------
Property and Equipment:
   Oil and gas properties, at cost (using
      the successful efforts method
      of accounting):                               73,002,000     29,955,000
   Less accumulated depreciation and depletion      (7,018,000)    (5,024,000)
                                                   -----------    -----------
         Net property and equipment                 65,984,000     24,931,000
                                                   -----------    -----------
Long term assets:
   Deferred financing costs                            260,000        241,000
   Marketable securities available for sale               -           221,000
   Partnership net assets                              384,000        844,000
                                                   -----------    -----------
         Total long term assets                        644,000      1,306,000
                                              -----------    -----------
                                                   $74,077,000    $29,832,000
                                                   ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt               $ 3,498,000    $ 3,038,000
   Accounts payable                                  3,488,000      2,071,000
   Current foreign tax payable                         703,000              -
   Other accrued liabilities                            31,000         46,000
                                                   -----------    -----------
         Total current liabilities                   7,720,000      5,155,000
                                                   -----------    -----------

Long-term debt, net of current portion              21,441,000      6,396,000
                                                   -----------    -----------
Stockholders' Equity:
   Preferred stock, $.10 par value;
      authorized 3,000,000 shares, none issued              -              -
   Common stock, $.01 par value;
      authorized 300,000,000 shares, issued
      22,618,000 shares at June 30, 2002
      and 11,161,000 at June 30, 2001                  226,000        112,000
   Additional paid-in capital                       76,514,000     40,700,000
   Put option on Delta stock                        (2,886,000)             -
   Accumulated other comprehensive income              (85,000)        69,000
   Accumulated deficit                             (28,853,000)   (22,600,000)
                                                   -----------    -----------
         Total stockholders' equity                 44,916,000     18,281,000
                                                   -----------    -----------
Commitments                                        $74,077,000    $29,832,000
                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended June 30,
                                                       2002          2001           2000
                                                   -----------   -----------    -----------
Revenue:
   Oil and gas sales                               $ 8,121,000   $12,254,000    $ 3,356,000
   Operating fee income                                177,000       106,000         75,000
   Gain (loss) on sale of oil and gas properties       (88,000)      458,000         76,000
   Other revenue                                             -        59,000         69,000
                                                   -----------   -----------    -----------
      Total revenue                                  8,210,000    12,877,000      3,576,000

Operating expenses:
   Lease operating expenses                          4,372,000     4,698,000      2,405,000
   Depreciation and depletion                        3,347,000     2,533,000        888,000
   Exploration expenses                                155,000        89,000         47,000
   Dry hole costs                                      396,000        94,000              -
   Abandoned and impaired properties                 1,480,000       798,000              -
   Professional fees                                 1,322,000     1,108,000        519,000
   General and administrative                        2,036,000     1,470,000      1,258,000
   Stock option expense                                143,000       409,000        538,000
                                                    ----------    ----------     ----------
      Total operating expenses                      13,251,000    11,199,000      5,655,000
                                                    ----------    ----------     ----------

Income (loss) from operations                       (5,041,000)    1,678,000     (2,079,000)

Other income and expenses:
   Other income                                        113,000       528,000         90,000
   Interest and financing costs                     (1,325,000)   (1,861,000)    (1,265,000)
   Loss on sale of securities available for sale             -             -       (113,000)
                                                    ----------    ----------     ----------
      Total other income and expenses               (1,212,000)   (1,333,000)    (1,288,000)
                                                    ----------   -----------    -----------
      Net income (loss)                            $(6,253,000)  $   345,000    $(3,367,000)
                                                   ===========   ===========    ===========
Net income (loss) per common share:
   Basic                                           $     (0.49)  $      0.03   $     (0.46)
                                                   ===========   ===========    ===========

   Diluted                                         $     (0.49)* $      0.03   $     (0.46)*
                                                   ===========   ===========    ===========

*   Potentially dilutive securities outstanding were anti-dilutive



          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
 and Comprehensive Income (Loss)
Years Ended June 30, 2002, 2001 and 2000

                                                                              Accumulated
                                                                              other
                                                                              Compre-
                             Common Stock        Additional    Put Option     hensive
                          --------------------    paid-in          on         income     Comprehensive  Accumulated
                            Shares      Amount    capital      Delta stock    (loss)     income (loss)    deficit      Total
                          ----------   --------  -----------  ------------    ---------  -------------  -----------  ----------

Balance, July 1, 2000      6,390,000   $ 64,000   29,476,000            -     (115,000)                (19,578,000)   9,847,000

Comprehensive loss:
   Net loss                                   -            -            -            -    (3,367,000)   (3,367,000)  (3,367,000)
                                                                                          ----------
   Other comprehensive
    loss, net of tax
     Unrealized gain on
      equity securities            -          -            -            -       79,000                                        -
   Less: Reclassification
     adjustment for
      losses included
      in net loss                  -          -            -            -       13,000       192,000                    192,000
                                                                                          ----------
Comprehensive loss                 -          -            -            -            -    (3,175,000)
                                                                                          ==========
Stock options granted
 as compensation                   -          -      500,000            -            -                           -      500,000
Shares issued for cash,
 net of commissions          603,000      6,000    1,018,000            -            -                           -    1,024,000
Shares issued for cash
 upon exercise of options  1,049,000     10,000    1,368,000            -            -                           -    1,378,000
Shares and options issued
 with financing               75,000      1,000      565,000            -            -                           -      566,000
Shares issued for oil and
 gas properties              215,000      2,000      548,000            -            -                           -      550,000
Shares issued for deposit
 on oil and gas properties    90,000      1,000      272,000            -            -                           -      273,000
                          ----------   --------   ----------    ---------    --------                  -----------   ----------
Balance, July 1, 2000      8,422,000   $ 84,000   33,747,000            -       77,000                 (22,945,000)  10,963,000

Comprehensive loss:
   Net loss                        -          -            -            -            -       345,000       345,000      345,000
                                                                                          ----------
   Other comprehensive
    loss, net of tax

    Unrealized gain on
     equity securities             -          -            -            -      (8,000)        (8,000)                    (8,000)
                                                                                          ----------
Comprehensive loss                 -          -            -            -           -        337,000
                                                                                          ==========
Stock options granted
 as compensation                   -          -      520,000            -           -                            -      520,000
Fair value of warrants
 issued for common stock
  investment agreement             -          -    1,436,000            -           -                            -    1,436,000
Warrant issued in exchange
 for common stock
 investment agreement              -          -   (1,436,000)           -           -                            -   (1,436,000)
Shares issued for cash,
 net of commissions        1,004,000     10,000    2,412,000            -           -                            -    2,422,000
Shares issued for cash
 upon exercise of options    922,000      9,000    1,471,000            -           -                            -    1,480,000
Conversion of note
 payable and accrued
 interest to common stock    200,000      2,000      509,000            -           -                            -      511,000
Shares issued for oil and
 gas properties              851,000      9,000    2,945,000            -           -                            -    2,954,000

Shares reacquired and
 retired                    (239,000)    (2,000)    (904,000)           -           -                            -     (906,000)
                          ----------   --------   ----------    ---------    --------                  -----------   ----------
Balance, June 30, 2001    11,160,000    112,000   40,700,000            -      69,000                  (22,600,000)  18,281,000


DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
 and Comprehensive Income (Loss)
Years Ended June 30, 2002, 2001 and 2000


                                                                              Accumulated
                                                                              other
                                                                              Compre-
                             Common Stock        Additional    Put Option     hensive
                          --------------------    paid-in          on         income     Comprehensive  Accumulated
                            Shares      Amount    capital      Delta stock    (loss)     income (loss)    deficit      Total
                          ----------   --------  -----------  ------------    ---------  -------------  -----------  ----------
Comprehensive loss:
   Net loss                        -          -            -            -           -     (6,253,000)   (6,253,000)  (6,253,000)
                                                                                          ----------
   Other comprehensive
    loss, net of tax
   Unrealized loss on
    equity securities              -          -            -            -    (154,000)      (154,000)                 (154,000)
                                                                                          ----------
Comprehensive income               -          -            -            -           -     (6,407,000)
                                                                                          ==========
Stock options granted
 as compensation                   -          -      143,000            -           -                           -      143,000
Shares issued for cash,
 net of commissions           72,000      1,000      224,000            -           -                           -      225,000
Shares issued for cash
 upon exercise of options    266,000      2,000      405,000            -           -                           -      407,000
Shares issued for
 services                     14,000          -       48,000            -           -                           -       48,000
Shares issued for oil
 and gas properties        9,703,000     97,000   26,862,000            -           -                           -   26,959,000
Put option on Delta
 stock                             -          -    2,886,000   (2,886,000)          -                                        -
Shares issued for all
 outstanding shares of
 Piper Petroleum Company   1,377,000     14,000    5,220,000            -           -                           -    5,234,000
Shares issued for debt        51,000          -      157,000            -           -                           -      157,000
Shares reacquired and
 retired                     (25,000)         -     (131,000)           -           -                           -     (131,000)
                          ----------   --------  -----------   ----------    --------                 -----------  -----------
Balance, June 30, 2002    22,618,000   $226,000   76,514,000   (2,886,000)    (85,000)                (28,853,000)  44,916,000
                          ==========   ========   ==========   ==========     ========                ===========  ===========












            See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended June 30,
                                                               2002            2001           2000
                                                          ------------    ------------    -----------
Cash flows operating activities:
 Net income (loss)                                        $ (6,253,000)   $    345,000    $(3,367,000)
 Adjustments to reconcile net income (loss) to cash
       used in operating activities:
  Depreciation and depletion                                 3,347,000       2,533,000        888,000
  Stock option expense                                         143,000         520,000        500,000
  Amortization of financing costs                              582,000         506,000        467,000
  Abandoned and impaired properties                          1,480,000         798,000              -
  (Gain) loss on sale of oil and gas properties                 88,000        (458,000)       (75,000)
  Loss on sale of securities available for sale                      -               -        113,000
  Shares issued for services                                    48,000               -              -
 Net changes in operating assets and operating
       liabilities:
  (Increase) decrease in trade accounts receivable          (1,265,000)     (1,204,000)      (553,000)
  Increase in prepaid assets                                  (191,000)       (221,000)      (373,000)
  (Increase) decrease in other current assets                   (6,000)         66,000        (63,000)
  Decrease in accounts payable trade                           172,000         222,000      1,243,000
  (Increase) decrease in other accrued liabilities             (15,000)       (269,000)       144,000
  Deferred revenue                                                   -         (59,000)       (69,000)
                                                          ------------    ------------    -----------
Net cash provided by (used in) operating activities       $ (1,870,000)   $  2,779,000    $(1,145,000)
                                                          ------------    ------------    -----------
Cash flows from investing activities:
  Additions to property and equipment, net                 (17,959,000)    (11,613,000)    (7,760,000)
  Deposit on purchase of oil and gas properties                      -               -         (6,000)
  Proceeds from sale of oil and gas properties               4,313,000       3,700,000         75,000
  Proceeds from sale of securities available for sale                -               -        135,000
  Merger with Piper Petroleum                                   74,000               -              -
  (Increase) decrease in long term assets                      460,000        (169,000)      (675,000)
                                                          ------------    ------------    -----------
Net cash used in investing activities                      (13,112,000)     (8,082,000)    (8,231,000)
                                                          ------------    ------------    -----------
Cash flows from financing activities:
  Stock issued for cash upon exercise of options               407,000       1,480,000      1,378,000
  Issuance of common stock for cash                            225,000       2,422,000      1,024,000
  Proceeds from borrowings                                  21,778,000      14,394,000     12,817,000
  Repayment of borrowings and financing costs               (6,922,000)    (12,777,000)    (5,640,000)
                                                          ------------    ------------    -----------
Net cash provided by financing activities                   15,488,000       5,519,000      9,579,000
                                                          ------------    ------------    -----------
Net increase in cash                                           506,000         216,000        203,000
                                                          ------------    ------------    -----------
Cash at beginning of period                                    518,000         302,000         99,000
                                                          ------------    ------------    -----------
Cash at end of period                                     $  1,024,000    $    518,000    $   302,000
                                                          ------------    ------------    -----------
Supplemental cash flow information -
Cash paid for interest and financing costs                $    779,000    $  1,677,000    $   741,000
                                                          ============    ============    ===========
Non-cash financing activities:
Shares issued for all outstanding shares of
 Piper Petroleum Company                                  $  5,234,000    $          -    $         -
                                                          ============    ============    ===========
Common stock issued for the purchase
 of oil and gas properties, net of return of
 deposited shares                                         $ 26,959,000    $ 2,954,000     $   823,000
                                                          ============    ============    ===========
Shares reacquired and retired for
 oil and gas properties and option exercise               $    131,000    $   906,000     $         -
                                                          ============    ============    ===========
Common stock issued for note payable
 and accrued interest or accounts payable                 $    157,000    $   511,000     $         -
                                                          ============    ============    ===========
Common stock, options and overriding royalties
 issued for services relating to debt financing           $          -    $   330,000     $   891,000
                                                          ============    ============    ===========

      See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

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

          At June 30, 2002 the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

          On February 19, 2002, the Company acquired 100% of the outstanding shares of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. Piper was merged into a subsidiary wholly owned by Delta.

          The consolidated financial statements include the accounts of Delta, Amber and Piper (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. As Amber is in a net shareholders' deficit position for the periods presented, the Company has recognized 100% of Amber's earnings/losses for all periods.

          Liquidity

          The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations, with the exception of fiscal 2001. As of June 30, 2002, the Company had a working capital deficit of $271,000.

          During fiscal 2002, the Company has taken steps to reduce losses and generate cash flow from operations through the acquisition of Piper and all of the domestic oil and gas properties of Castle Energy Corporation ("Castle"). (See acquisition discussions in Note 3.) The Company believes these acquisitions will provide sufficient cash flow to meet its obligations in a timely manner.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies, Continued

          Cash Equivalents

          Cash equivalents consist of money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.

          Marketable Securities

          The Company classifies its investment securities as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in earnings.

                                                Unrealized       Estimated
                                         Cost        Gain (loss)       Market Value
                                         ----        -----------       ------------
June 30, 2002
  Bion Environmental Technologies, Inc.  $153,000    $(93,000)        $ 60,000
  Tipperary Oil & Gas Company            $417,000    $  8,000         $425,000
                                         --------    --------         --------
                                         $570,000    $(85,000)        $485,000
                                         ========    ========         ========
June 30, 2001
  Bion Environmental Technologies, Inc.  $152,000    $ 69,000         $221,000
                                         ========    ========         ========
June 30, 2000
  Bion Environmental Technologies, Inc.  $152,000    $ 77,000         $229,000
                                         ========    ========         ========

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies, Continued

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

          Certain of the Company's oil and gas activities are conducted through partnerships and joint ventures. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements. Partnership net assets represent the Company's share of net working capital in such entities.

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

          The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company has recorded an $878,000 impairment provision attributable to certain producing properties for the year ended June 30, 2002, $6,000 for the year ended June 30, 2001 and no impairment provision for the year ended June 30, 2000.

          For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies, Continued

property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded an impairment provision attributable to certain undeveloped properties of $602,000 for the year ended June 30, 2002, $168,000 for the year ended June 30, 2001, and had no impairment for the year ended June 30, 2000.

          In addition, the Company recorded an impairment provision attributed to certain undeveloped foreign properties of $624,000 for the year ended June 30, 2001 and had no impairment for the other periods presented.

          Gas Balancing

          The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production when delivered to a third party pipeline which are credited to the Company are recorded as revenue until such time as the Company has produced its share of the total estimated reserves of the property. Thereafter, additional amounts received are recorded as a liability. At June 30, 2002, the Company had no oil and gas properties out of balance.

          Derivative Financial Instruments

          The Company may, from time to time in the ordinary course of business, enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil.

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of Other Comprehensive Income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. SFAS 133 requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies, Continued

          Stock Option Plans

          The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of SFAS No. 123, Accounting for Stock-Based Compensation, and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made as if the fair-value based method defined in SFAS No. 123 had been applied.

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

          Earnings (Loss) per Share

          Basic earnings (loss) per share is computed by dividing net earnings
(loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities outstanding was antidilutive during years ended June 30, 2002 and 2000.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies, Continued

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation. Actual results could differ from these estimates.

          Recently Issued Accounting Standards and Pronouncements

          In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact SFAS No. 143 will have on its financial condition and results of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that superseded SFAS No. 121 and APB Opinion No. 30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact SFAS No. 144 will have on its financial condition and results of operations.

           Statement 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. The Company does not believe this statement will have a material impact to the Financial Statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(1)  Summary of Significant Accounting Policies, Continued

          Statement 146, Accounting for Exit or Disposal Activities (SFAS No.
146), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." SFAS No. 146 will be effective in January 2003. The Company is currently assessing the impact of SFAS No. 146.

          Reclassification

          Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

(2)  Oil and Gas Properties

          Unproved Undeveloped Offshore California Properties

          The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,722,000 and $9,359,000, June 30, 2002 and 2001, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(2)  Oil and Gas Properties, Continued

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

          Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2002 and June 30, 2001 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

          On January 9, 2002, Delta and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of Delta's Offshore California properties. The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Delta's claim (including the claim of its subsidiary Amber Resources Company) for lease bonuses and rentals paid by Delta and its predecessors is in excess of $152,000,000. In addition, its claim for exploration costs and related expenses will also be substantial. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(2)  Oil and Gas Properties, Continued

to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases are currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and Delta decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear Delta's appeal of any such ruling or ultimately makes a determination adverse to Delta, it is likely that some or all of these leases would become impaired and written off at that time. In addition, it should be noted that Delta's pending litigation against the United States is predicated on the ruling of the lower court in California v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with Delta is not settled, it would be necessary for Delta to reevaluate whether the leases should be considered impaired at that time. As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though Delta would undoubtedly proceed with its litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and Delta will continuously evaluate those factors as they occur.

          Acquisitions - 2002

          On February 19, 2002, Delta completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. Delta issued 1,377,240 shares of restricted common stock for 100% of the shares of Piper. The 1,377,240 shares of restricted common stock was valued at approximately $5,234,000 based on the five-day average closing price surrounding the announcement of the merger. In addition, Delta issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, the Company acquired Piper's working

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(2)  Oil and Gas Properties, Continued

and royalty interests in over 700 gross (4.6 net) wells which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. On May 24, 2002 the Company completed the sale of our undivided interests in Australia, to Tipperary Corporation, in exchange for Tipperary's producing properties in the West Buna Field (Hardin and Jasper counties, Texas)which had a fair market value of approximately $4,100,000, $700,000 in cash, and 250,000 unregistered shares of Tipperary common stock. No gain or loss was recorded on this transaction. In addition, on May 28, 2002, the Company sold a commercial office building obtained in the merger with Piper located in Fort Worth, Texas to a non-affiliate for its fair value of $417,000. No gain or loss was recorded on this transaction. The total acquisition cost, net of purchase price adjustments, of approximately $4,803,000 was allocated between proved developed producing of $3,882,000, proved developed non-producing of $336,000, and proved undeveloped of $585,000. No gain or loss was recorded on this transaction. Net daily production from the West Buna Field approximates 900,000 cubic feet equivalent.

          On May 31, 2002, the Company acquired all of the domestic oil and gas properties of Castle Energy Corporation. The properties acquired from Castle consist of interests in approximately 525 producing wells located in fourteen (14) states, plus associated undeveloped acreage. The Company issued 9,566,000 shares of Common Stock to Castle Energy Corporation as part of the purchase price. The shares issued were recorded at a stock price of $3.97, the closing stock price at May 31, 2002, discounted by 30% according to a fair market appraisal of Delta's stock obtained from Snyder & Company, an independent evaluation expert. The Company is entitled to repurchase up to 3,188,667 of our shares from Castle for $4.50 per share for a period of one year after closing. This right is reflected in stockholders' equity at its fair value as a put option on Delta stock. The Company's agreement with Castle was effective as of October 1, 2001 and the net operating revenues from the properties between the effective date and the May 31, 2002 closing date were recorded as an adjustment to the purchase price. As a part of the acquisition, upon closing, Delta granted an option to acquire a 4% working interest in the properties acquired for a cost of $878,000 to BWAB Limited Liability Company ("BWAB"), a less than 10% shareholder of Delta. The difference between the $878,000 paid by BWAB which was less than fair value, and 4% of the cost of the Castle properties was treated as an additional acquisition cost by Delta for its consultation and assistance related to the transaction. The Company recorded a purchase price adjustment of approximately $5,817,000 which reflects the net revenues after operating costs and acquisition related costs from the effective date of October 1, 2001 through the closing date of May 31, 2002. The total acquisition cost of approximately $40,767,000 was allocated between proved developed producing of $32,614,000, proved developed non-producing of $3,396,000, and proved undeveloped of $4,757,000. The Company recorded oil and gas revenues of $1,148,000 and operating expenses of $485,000 for the month of June relating to these properties.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(2)  Oil and Gas Properties, Continued

          In addition to the acquisitions described above, the Company acquired additional oil and gas properties in Colorado, Oklahoma and Texas during fiscal 2002. The consideration for these acquisitions was $667,000 and 137,476 shares of the Company's restricted common stock with a fair value of $375,000 based on the closing price on the date of closing.

          Acquisitions 2001

          On July 10, 2000, the Company paid $3,745,000, during fiscal 2000, issued 90,000 shares of the Company's common stock valued at approximately $273,000 previously recorded as a deposit on oil and gas properties and on September 28, 2000, the Company paid $1,845,000 to acquire interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota"). The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by the Company of 67% and 33%, respectively, of the ownership interest in each property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of the Company's net revenues from the effective date of the acquisitions through closing. Delta also issued 100,000 shares of its restricted common stock, valued at $450,000, to an unaffiliated party for its consultation and assistance related to the transaction. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

          In addition to the North Dakota acquisition, the Company acquired additional oil and gas properties during fiscal 2001 in New Mexico and South Dakota. The consideration for these acquisitions, which include stock commissions relating to the acquisitions, were $2,567,000 and 751,238 shares of the Company's common stock valued at $2,504,000.

          Acquisitions - 2000

          On November 1, 1999, the Company acquired interests in 10 operated wells in New Mexico and 1 non-operated well in Texas ("New Mexico") for a cost of $2,880,000. The acquisition was financed through borrowings from an unrelated entity at an interest rate of 18% per annum.

          On December 1, 1999, the Company completed the acquisition of the equivalent of a 6.07% working interest in the form of a financial arrangement termed a "net operating interest" in the Point Arguello Unit, and its three platforms (Hidalgo, Harvest and Hermosa) ("Point Arguello"), along with a 100% interest in two and an 11.11% interest in one of the three leases within the adjacent unproved undeveloped Rocky Point Unit from Whiting Petroleum Corporation ("Whiting"), a shareholder. Whiting retained its proportionate share of future abandonment liability associated with both the onshore and offshore facilities of the Point Arguello Unit. The acquisition had a

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(2)  Oil and Gas Properties, Continued

purchase price of approximately $6,759,000 consisting of $5,625,000 in cash and 500,000 shares (which included the 300,000 shares issued during fiscal
1999) of the Company's restricted common stock with a fair market value of $1,134,000. The total acquisition cost of $5,059,000 was allocated between proved developed producing of $1,970,000, proved undeveloped of $1,700,000 and
unproved undeveloped of $1,389,000.  The Company assigned to BWAB     a  3%
overriding royalty interest in the Point Arguello properties as consideration for arranging the transaction.

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

          In addition to the New Mexico and Point Arguello acquisitions, the Company acquired additional oil and gas properties in New Mexico and South Dakota. The consideration for these acquisitions, which include stock commissions relating to the acquisitions, were $2,567,000 and 15,000 shares of the Company's common stock valued at $32,000.

          Dispositions

          On March 1, 2002, Delta completed the sale of 21 producing wells and acreage located primarily in the Eland and Stadium fields of Stark County, North Dakota, to Sovereign Holdings, LLC, a privately-held Colorado limited liability company, for cash consideration of $2,750,000 pursuant to a purchase and sale agreement dated February 1, 2002 and effective January 1, 2002. The Company recorded an impairment on these properties of $102,000 prior to the sale. As a result of the sale, the Company recorded a loss on the sale of these oil and gas properties of $1,000. See unaudited proforma consolidated statements of operations above. Approximately $1,300,000 of the proceeds from the sale were used to pay existing debt.

          During the years ended June 30, 2002, 2001 and 2000, the Company has disposed of certain oil and gas properties and related equipment to unaffiliated entities in addition to the North Dakota disposition described above. The Company has received proceeds from these sales of $1,667,000 $3,700,000 and $75,000 and resulted in a net gain (loss) on sale of oil and gas properties of $(87,000), $458,000 and $76,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(2)  Oil and Gas Properties, Continued

          The following unaudited pro forma consolidated statements of operations information assumes that the acquisition of Castle's properties and the sale of the North Dakota properties discussed above occurred as of July 1, 2000:

                                               Year Ended
                                                June 30,
                                      2002                     2001
                                    -----------             -----------

Oil and gas sales                   $19,775,000             $30,259,000
                                    ===========             ===========
Net income (loss)                   $(6,493,000)            $   467,000
                                     ===========             ===========
Net income (loss) per common share:
    Basic                           $      (.51)            $       .02
                                    ===========             ===========
    Diluted                         $      (.51)            $       .02
                                    ===========             ===========

          The above unaudited adjusted Pro Forma Consolidated Statements of Operations are based on the historical results of Castle and Delta and are not necessarily indicative of the results of operations that would have actually occurred had Delta owned these properties for the periods presented.

(3)  Long Term Debt
                                  June 30,
                        ----------------------------
                             2002           2001
                             ----           ----
     A                   $18,918,000           -
     B                     6,021,000      7,337,000
     C                          -         2,097,000
                         -----------     ----------
                         $24,969,000     $9,434,000

     Current Portion       3,498,000      3,038,000
                         -----------     ----------
     Long-Term Portion   $21,441,000     $6,396,000
                         ===========     ==========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(3)  Long Term Debt, Continued

     A. On May 31, 2002, the Company obtained a new $20 million credit facility with Bank of Oklahoma and Local Oklahoma Bank (the "Banks). The facility has a variable interest rate component of prime + 1.5%/-.5% based on the total debt outstanding and a monthly commitment reduction of $260,000.
The proceeds from this facility were used for the acquisition of Castle and to pay off the remaining US Bank debt. The Company paid a 1% commitment fee in aggregate to the banks. This fee was recorded as a deferred financing fee and will be amortized over the life of the loan which matures on May 31, 2005 and is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is required to meet quarterly debt covenants and restrictions. At June 30, 2002, the Company did not meet its current ratio covenant of 1.0 to 1.0. This was primarily due to a current foreign tax payable of $703,000 relating to the sale of its Australian property prior to establishing the loan agreement. The Company has obtained a waiver for this requirement from the Banks and is not in default of the loan agreement at June 30, 2002.

     B. On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from KFOC). In addition, the Company will be required to pay a fee of $250,000 on June 1, 2003 if the loan has not been retired prior to this date. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and New Mexico acquisitions. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

     C. On October 25, 2000, the Company borrowed $3,000,000 at prime plus 3%, secured by the acquired interests in the Eland and Stadium fields in Stark County, North Dakota, from US Bank National Association (US Bank). At June 30, 2002, the loan was paid in full.

(4)  Stockholders' Equity

          Preferred Stock

          The Company has 3,000,000 shares of preferred stock authorized, par value $.10 per share, issuable from time to time in one or more series. As of June 30, 2002, 2001 and 2000, no preferred stock was issued.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(4)  Stockholders' Equity, Continued

          Common Stock

          In addition to the common stock transactions described earlier in Note (2), the Company raised additional capital through the sale of its common stock, net of commissions, of $225,000, $2,422,000 and $1,024,000 during the years ended June 30, 2002, 2001 and 2000, respectively. Commissions consisted of cash and/or warrants to purchase shares of the Company's common stock and were accounted for as an adjustment to stockholders' equity. The warrants were issued with exercise prices at market or at a discount of 10% or less.

          Swartz Agreement

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(4)  Stockholders' Equity, Continued

          If the Company does not Put at least $2,000,000 worth of its common stock to Swartz during each one year period following the effective date of the Investment Agreement, it must pay Swartz an annual non-usage fee. This fee equals the difference between $200,000 and 10% of the value of the shares of common stock it Put to Swartz during the one year period. The fee is due and payable on the last business day of each one year period. Each annual non-usage fee is payable to Swartz, in cash, within five (5) business days of the date it accrued. The Company is not required to pay the annual non-usage fee to Swartz in years it has met the Put requirements. The Company is also not required to deliver the non-usage fee payment until Swartz has paid for all Puts that are due. If the investment agreement is terminated, the Company must pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date. The Company may terminate its right to initiate further Puts or terminate the investment agreement at any time by providing Swartz with written notice of its intention to terminate. However, any termination will not affect any other rights or obligations the Company has concerning the investment agreement or any related agreement.

          The Company cannot determine the exact number of shares of its common stock issuable under the investment agreement and the resulting dilution to its existing shareholders, which will vary with the extent to which the Company utilizes the investment agreement and the market price of its common stock.

          Non-Qualified Stock Options-Directors and Employees

          On May 31, 2002 at the annual meeting of the shareholders, the shareholders ratified the Company's 2002 Incentive Plan (the "Incentive Plan") under which it reserved up to an additional 2,000,000 shares of common stock. This plan supercedes the Company's 1993 and 2001 Incentive Plans.

          Incentive awards under the Incentive Plan may include non-qualified or incentive stock options, limited appreciation rights, tandem stock appreciation rights, phantom stock, stock bonuses or cash bonuses. Options issued to date under our various incentive plans have been non-qualified stock options as defined in such plans. Options are generally issued at market price at the date of grant with various vesting and expiration terms based on the discretion of the Incentive Plan Committee.

          A summary of the stock option activity under the Company's various plans and related information for the years ended June 30, 2002, 2001 and 2000 follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(4)  Stockholders' Equity, Continued

                                   2002              2001              2000
                                 Weighted-Average  Weighted-Average    Weighted-Average
                                 Exercise          Exercise            Exercise
                                 Options   Price   Options     Price   Options     Price
                                ---------  ------  ----------  -----   ----------  -----

Outstanding-beginning of year   2,956,215  $ 3.14  1,635,886   $ 1.36  1,640,163   $ 1.05
Granted                           547,500  $ 2.32  1,882,500   $ 4.00    387,500   $ 1.60
Exercised                         (95,228) $(0.62)  (562,171)  $(0.81)  (391,777)  $(0.29)
Expired                           (30,000) $(4.56)      -        -          -         -
                                ---------- ------- ---------   ------- ---------   ------
Outstanding-end of year         3,378,487  $ 3.07  2,956,215   $ 3.14  1,635,886   $ 1.36
                                =========  ======  =========   ======= ==========  ======

Exercisable at end of year      3,358,487  $ 3.06  2,896,215   $ 3.12  1,635,886  $ 1.36
                             ========  ====== ========   ====== ========  ======

          The Company issued options to its Non-employee Directors. Accordingly, the Company recorded stock option expense in the amount of $113,000, $110,000 and $92,000, to its Directors for the years ended June 30, 2002, 2001 and 2000, respectively, for options issued below market.

          Exercise prices for options outstanding under our various plans as of June 30, 2002 ranged from $0.05 to $9.75 per share. All but 20,000 options are fully vested at June 30, 2002. The weighted-average remaining contractual life of those options is 7.96 years. A summary of the outstanding and exercisable options at June 30, 2002, segregated by exercise price ranges, is as follows:

                                           Weighted
                                               Average
                                 Weighted      Remaining                 Weighted
Exercise                         Average       Contractual               Average
Price               Options      Exercise      Life         Exercisable  Exercise
Range               Outstanding  Price        (in years)    Options      Price
--------            -----------  ---------    -----------   -----------  ---------
$0.05-$1.12           365,590     $0.05           6.25         365,590     $0.05
$1.13-$3.25         1,002,897      2.05           8.45       1,002,897      2.05
$3.26-$9.75         2,010,000      4.13           8.04       1,990,000      4.13
                    ---------     -----           ----       ---------     -----
                    3,378,487     $3.07           7.96       3,358,487     $3.06
                    =========     =====           ====       =========     =====

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(4)  Stockholders' Equity, Continued

          Proforma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards 123 which requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following Weighted-average assumptions for the years ended June 30, 2002, 2001 and 2000, respectively, risk-free interest rate of 4.73%, 5.1% and 5.5%, dividend yields of 0%, 0% and 0%, volatility factors of the expected market price of the Company's common stock of 65.68%, 64.03% and 56.07% and a weighted-average expected life of the options of 6.37, 6.15 and 6.6 years.

          The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost is recognized for options granted at a price equal or greater to the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net income (loss) for the years ended June 30, 2002, 2001 and 2000 would have been as follows:

                                                   June 30,
                                -----------------------------------------------------
                                    2002                2001                2000
                                    ----                ----                ----
Net Income (loss)                $(6,253,000)       $   345,000          $(3,367,000)
FAS 123 compensation effect         (790,000)        (3,235,000)            (133,000)
                                 -----------        -----------          -----------
   Net loss after FAS 123
   compensation effect           $(7,043,000)       $(2,890,000)         $(3,500,000)
                                 ============       ===========          ===========

   Income per common share:      $     (0.55)       $     (0.28)         $     (0.45)
                                 ============       ===========          ============

          Non-Qualified Stock Options (Non-Employee)

          The Company has also issued options to non-employees. Accordingly, the Company recorded stock option expense in the amount of $30,000, $299,000 and $446,000 to non-employees for the years ended June 30, 2002, 2001 and 2000, respectively.

          A summary of the stock option and warrant activity and related information for the years ended June 30, 2002, 2001 and 2000 is as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(4)  Stockholders' Equity, Continued

                               2002                2001                 2000

                           Weighted-Average    Weighted-Average    Weighted-Average
                           Exercise            Exercise            Exercise
                           Options    Price    Options   Price     Options    Price
                           -------    -----    --------  -----     -------    -----
Outstanding-beginning of year
                           2,140,000  $ 3.56  1,562,500 $  3.33    1,194,500  $ 4.09
Granted                       35,000  $ 3.25  1,250,000 $  3.46    1,090,000  $ 2.99
Exercised                   (171,000) $(2.04)  (360,000)$ (2.85)    (657,000) $(1.92)
Re-priced                       -        -         -        -        350,000  $ 1.93
Returned for re-pricing         -        -         -         -      (350,000) $(3.48)

Purchased from Kaiser-Francis
  Oil Co                        -        -     (250,000)$ (2.00)         -       -

Expired                     (50,000) $(6.00)    (62,500)$(6.125)    (65,000)  $(2.00)
                          ---------  ------   --------- -------   ---------   ------
Outstanding end of year   1,954,000  $ 3.62   2,140,000 $  3.56   1,562,500   $ 3.33
                          =========  ======   ========= =======   =========   ======
Exercisable at end of
 year                     1,954,000  $ 3.62   2,140,000 $  3.56   1,562,500   $ 3.33
                          =========  ======   ========= =======   =========   ======

          Exercise prices for options outstanding under the plans as of June 30, 2002 ranged from $2.00 to $6.00 per share. All options are fully vested at June 30, 2002. The weighted-average remaining contractual life of those options is 1.71 years. A summary of the outstanding and exercisable options at June 30, 2002, segregated by exercise price ranges, is as follows:

                                      Weighted
                                       Average
                         Weighted      Remaining                   Weighted
Exercise                 Average     Contractual                   Average
Price         Options    Exercise       Life        Exercisable    Exercise
Range       Outstanding   Price      (in years)      Options        Price
--------    ----------- ----------   -----------    -----------   ----------

$2.00-$3.25  1,084,000    $2.97        2.47         1,084,000       $2.97
$3.26-$6.00    870,000     4.43        0.94           870,000        4.43
             ---------   ------        ----         ---------       -----
             1,954,000    $3.62        1.71         1,954,000       $3.62
             =========    =====        ====         =========       =====

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(5)  Employee Benefits

     The Company adopted a profit sharing plan on January 1, 2002. All employees are eligible to participate in and contributions to the profit sharing plan are voluntary and must be approved by the Board of Directors. Amounts contributed to the Plan will vest over a six year service period.

     Prior to the adoption of a profit sharing plan, the Company sponsored a qualified tax deferred savings plan in the form of a Savings Incentive Match Plan for Employees ("SIMPLE") IRA plan available to companies with fewer than 100 employees. Under the profit sharing plan, the Company's employees made annual salary reduction contributions of up to 3% of an employee's base salary up to a maximum of $6,000 (adjusted for inflation) on a pre-tax basis. The Company matched contributions on behalf of employees who met certain eligibility requirements.

     For the years ended June 30, 2002, 2001 and 2000 the Company contributed $68,000, $18,000 and $18,000, respectively under the plans.

(6)  Income Taxes

     At June 30, 2002, 2001 and 2000, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                     2002               2001               2000
                                     ----               ----               ----
     Deferred tax assets:
     Net operating loss/foreign
       Carryforwards               11,534,000      $  9,378,000         $  9,591,000
     Other                             87,000            19,000               19,000
     Oil and gas properties,
       principally due to
       differences in basis and
       depreciation and depletion           -                  -             555,000
                                   ----------       ------------        ------------
     Gross deferred tax assets     11,621,000          9,397,000          10,165,000
     Less valuation allowance     (10,549,000)        (8,144,000)        (10,165,000)

Deferred tax liability:

     Oil and gas properties,
       principally due to
       differences in basis and
       depreciation and depletion  (1,072,000)        (1,253,000)                 -
                                  -----------       ------------        ------------
Net deferred tax asset:           $         -       $          -        $         -
                                  ===========       ============        ============
   Current Liability
     Other                        $   703,000                  -                  -
                                  ===========       ============        ============

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(6)  Income Taxes, Continued

          The current income tax liability of $703,000 is due to estimate foreign taxes due as a result of the sale of Australian property acquired in the Piper Petroleum Company acquisition.

          No income tax benefit has been recorded for the years ended June 30, 2002, 2001 or 2000 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by the change in the valuation allowance for such net deferred tax assets.

          At June 30, 2002, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $28,700,000 and $28,000,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2002 through 2022. If not utilized, approximately $1.8 million of net operating losses will expire over the next five years. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $1,162,000, included in the above amounts are available only to offset future taxable income of Amber.

     In addition, Delta Petroleum and their Subsidiaries experienced a change in ownership in May 2002 with the acquisition of Castle and as a result, its annual net operating loss carry-forward usage is limited. The Company believes it has a substantial unapplied built-in gain at June 30, 2002. In addition, the limitation is increased by the Company's net built-in gain at the time of change in ownership to the extent the related assets are sold in the subsequent five year period. The annual limitation due to the ownership change is estimated to be $2,922,000.

(7)  Related Party Transactions

          Transactions with Officers

          The Company's Board of Directors has granted each of our officers the right to participate in the drilling on the same terms as the Company in up to a five percent (5%) working interest in any well drilled, re-entered, completed or recompleted by us on our acreage (provided that any well to be re-entered or recompleted is not then producing economic quantities of hydrocarbons).

          On February 12, 2001, the Company's Board of Directors permitted Aleron H. Larson, Jr., Chairman, Roger A. Parker, President, and Kevin Nanke, CFO, to purchase working interests of 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke in the Company's Cedar State gas property located in

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(7)  Related Party Transactions, Continued

Eddy County, New Mexico and in the Company's Ponderosa Prospect consisting of approximately 52,000 gross acres in Harding and Butte Counties, South Dakota held for exploration. These officers were authorized to purchase these interests on or before March 1, 2001 at a purchase price equivalent to the amounts paid by Delta for each property as reflected upon our books by delivering to us shares of Delta common stock at the February 12, 2001 closing price of $5.125 per share, the market closing price on this date. Messrs. Larson and Parker each delivered 10,256 shares in fiscal 2002 and 31,310 shares in fiscal 2001 and Mr. Nanke delivered 5,128 shares in fiscal 2002 and 15,655 shares in fiscal 2001 in exchange for their interests in these properties. Also on February 12, 2001, the Company granted Messrs. Larson and Parker and Mr. Nanke the right to participate in the drilling of the Austin State #1 well in Eddy County, New Mexico by committing on February 12, 2001 (prior to any bore hole knowledge or information relating to the objective zone or zones) to pay 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke of Delta's working interest costs of drilling and completion or abandonment costs which costs were paid in Delta common stock at $5.125 per share, the market closing price on this date. All of these officers committed to participate in the well.

          Effective June 1, 2002, Mr. Parker exchanged properties with a fair market value of approximately $150,000 in exchange for a reduction in joint interest billing owed to the Company. The fair market value was initially determined by the Company's engineer and verified by our independent engineer.

          On January 3, 2000, the Company's Compensation Committee authorized the officers of the Company to purchase some of the Company's securities available for sale at the market closing price on that date. The Company's officers purchased 47,250 shares of the Company's marketable securities available for sale for a cost of $238,000. Because the market price per share was below the Company's cost basis the Company recorded a loss on this transaction of $108,000.

          On December 30, 1999, the Company's Incentive Plan Committee granted the Chief Financial Officer 25,000 options to purchase the Company's common stock at $.01 per share. Stock option expense of $62,000 has been recorded based on the difference between the option price and the quoted market price on the date of grant.

          During fiscal 2001 and 2000, Mr. Larson and Mr. Parker guaranteed certain borrowings which have subsequently been paid in full. As consideration for the guarantee of the Company's indebtedness, each officer was assigned a 1% overriding royalty interest ("ORRI") in the properties acquired with the proceeds of the borrowings. Each officer earned approximately $71,000, $83,000 and $35,000 for their respective 1% ORRI during fiscal 2002, 2001 and 2000, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(7)  Related Party Transactions, Continued

          Accounts Receivable Related Parties

          At June 30, 2002, the Company had $264,000 of receivables from related parties. These amounts include drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company and advances. The amounts are due on open account and are non-interest bearing. Subsequent to year end, advanced amounts of $203,000 were paid in full.

          Transactions with Other Stockholders

          BWAB Limited Liability Company

          On January 18, 2001 and April 13, 2001, Franklin Energy LLC, an affiliate of BWAB earned 20,250 and 10,000 shares of the Company's common stock, respectively for their assistance in the purchase and sale of the certain oil and gas properties. The shares issued were valued at $121,000 which was a 10% discount to market, based on the quoted market price of our stock at the date of the acquisition. The shares were accounted for as an adjustment to the purchase price and capitalized to oil and gas properties.

          On September 29, 2000, the Company borrowed $500,000 with and interest rate of 10% from BWAB. On December 18, 2000, the note and accrued interest of $11,000 was converted into 200,000 shares of the Company's restricted common stock.

          Burdette A. Ogle

          The Company has a month to month consulting agreement with Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), a less than 10% shareholder, which provides for a monthly fee of $10,000.

          The Company annually pays Ogle a $350,000 minimum production payment as payment for interests in certain undeveloped Federal Units offshore Santa Barbara which were assigned to the Company by Ogle. This payment is recorded as an addition to undeveloped offshore California properties. As of June 30, 2002, the Company has paid a total of $2,600,000 in minimum royalty payments and is to pay a minimum of $350,000 annually until the earlier of: 1) when production payments accumulate to $8,000,000; 2) when 80% of the ultimate reserves of any lease under the agreement have been produced; or 3) 30 years from the date of purchase, January 3, 1995.

          Evergreen Resources, Inc.

          On January 3, 2001, the Company granted an option to acquire 50% of the properties acquired under the Ogle transaction discussed above to Evergreen Resources, Inc. ("Evergreen"), a less than 10% shareholder, until September 30, 2001. The option expired September 30, 2001.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(8)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

<CAPTION
                                                               Year Ended June 30,
                                              ----------------------------------------------------
                                                  2002                2001                2000
Numerator:
Numerator for basic and diluted
  earnings per share - income available
  to common stockholders                      $(6,253,000)        $     345,000        $(3,367,000)
                                              -----------         -------------        -----------
Denominator:
Denominator for basic earnings
  per share-weighted average shares
  outstanding                                  12,682,000            10,289,000          7,271,000

Effect of dilutive securities-
  stock options and warrants                         *                1,464,000               *
                                              -----------         -------------        -----------
Denominator for diluted
  earnings per common shares                  $12,682,000            11,753,000          7,271,000
                                              ===========         =============        ===========

Basic earnings per common share               $      (.49)        $         .03        $      (.46)
                                              ===========         =============        ===========

Diluted earnings per common share             $      (.49)        $         .03        $      (.46)
                                              ===========         =============        ===========

     *Potentially dilutive securities outstanding 5,332,487 in 2002 and 3,198,386 in 2000 were anti-
dilutive.

(9) Commitments

    The Company rents an office in Denver under an operating lease which expires in September 2008. Rent expense, net of sublease rental income, for the years ended June 30, 2002, 2001 and 2000 was approximately $108,700, $82,000 and $60,000, respectively. Future minimum payments under non-cancelable operating leases are as follows:

               2003           $ 213,500
               2004           $ 211,900
               2005           $ 205,300
               2006           $ 210,000
               2007           $ 210,000
               Thereafter     $ 259,000

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(9)  Commitments, Continued

     Beginning in fiscal 2003, we began to hedge a portion of our oil and gas production using swap and collar agreements. The purpose of these hedge agreements, whereby the Company generally receives a fixed price for its production, is to provide a measure of stability to our cash flow in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. The Company entered into agreements to hedge approximately 40% of its offshore oil production for production months July 2002 through March 2003. In addition, the Company has entered into agreements to hedge approximately 40% of its onshore oil production and 30% of its onshore gas production for production months August 2002 through September 2003.

(10) Selected Quarterly Financial Data (Unaudited)


Fiscal 2002                      1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
-----------                      -----------   -----------  -----------  -----------
Revenue                          $2,443,000    $1,789,000   $1,058,000   $2,920,000

Earnings (loss) from operations     105,000    (1,342,000)  (1,322,000)  (2,482,000)

Net Income (loss)                  (244,000)   (1,662,000)  (1,587,000)  (2,760,000)

Basic Earnings (loss) per share  $     (.02)   $     (.15)  $     (.13)  $     (.17)

Diluted earnings (loss) per
 share                           $     (.02)   $     (.15)* $     (.13)* $     (.17)*

*Potentially dilutive securities outstanding were anti-dilutive

Fiscal 2001                      1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
-----------                      -----------   -----------  -----------  -----------

Revenue                          $2,401,000    $3,367,000   $3,702,000   $3,356,000

Earnings (loss) from operations     247,000       936,000      805,000     (321,000)

Net Income (loss)                   270,000       310,000      331,000     (548,000)

Basic Earnings (loss) per share  $      .03    $      .03   $      .03   $     (.05)

Diluted earnings (loss) per
 share                           $      .03    $      .02   $      .02   $     (.05)*

*Potentially dilutive securities outstanding were anti-dilutive


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(11) Disclosures About Capitalized Costs, Cost Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:
                                                  June 30,
                                             2002          2001
                                            -----         ----
Unproved undeveloped offshore
   California properties*                $9,722,000   $ 9,359,000
Proved undeveloped offshore
   California properties                    843,000     1,149,000
Undeveloped onshore
   domestic properties                   10,114,000     1,616,000
Developed Offshore California
   properties                             6,204,000     4,699,000
Developed onshore domestic
   properties                            45,893,000    13,038,000
                                         ----------    ----------
                                         72,776,000    29,861,000
Accumulated depreciation
    and depletion                        (6,925,000)   (4,940,000)
                                         ----------   -----------
                                        $65,851,000   $24,921,000
                                        ===========   ===========

* The unproved undeveloped offshore California properties have no proved reserves.

          Costs incurred in oil and gas producing activities are as follows:

                                                                 June 30,
                              ---------------------------------------------------------------------
                                     2002                     2001                     2000
                              Onshore    Offshore     Onshore     Offshore     Onshore     Offshore
                              -------    --------     -------     --------     --------    --------
Unproved property
  acquisition costs          $ 9,115,000 $  363,000   $1,332,000  $  350,000  $   -       $1,739,000
Proved property
  acquisition costs          $38,290,000       -      $7,480,000  $2,931,000  $2,756,000  $4,308,000
Development cost
  incurred on
  undeveloped
  reserves                   $   418,000 $  678,000   $  686,000  $   39,000  $  328,000  $     -
Development costs-
 other                       $   569,000 $  521,000   $  592,000  $  375,000  $   73,000  $  351,000
Exploration costs            $   108,000 $   47,000   $   32,000  $   57,000  $   33,000  $   14,000
                             ----------- ----------   ----------  ----------  ----------  ----------
                             $48,500,000 $1,609,000   $9,636,000  $4,399,000  $2,901,000  $6,740,000
Transferred amounts          =========== ==========   ==========  ==========  ==========  ==========
  from undeveloped
  to developed
  properties                 $  -        $  306,000   $     -     $  510,000  $    -      $   55,000
Transferred from oil
  and gas properties
  to deferred
  financing costs            $  -       $  -        $     -     $  330,000 $    -        $   -

                                    F-32

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(11) Disclosures About Capitalized Costs, Cost Incurred and Major Customers, Continued

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, is as follows:

                                                               June 30,
                           --------------------------------------------------------------------------
                                   2002                       2001                    2000
                           Onshore      Offshore     Onshore       Offshore    Onshore      Offshore
                           -------      --------     -------       --------    -------      --------
Revenue:
Oil and gas
 revenues                  $4,365,000   $3,756,000   $6,564,000  $5,690,000    $1,199,000  $2,157,000
Operating Income           $  177,000   $        -   $  106,000  $        -    $   76,000  $        -
Gain (loss) on
 sale of oil and
 gas properties            $  (88,000)  $        -   $   (1,000) $  459,000    $   75,000  $        -

Expenses:
Lease operating            $1,328,000   $3,044,000   $  805,000  $3,893,000    $  345,000  $2,060,000
Depletion                  $2,237,000   $1,099,000   $1,691,000  $  839,000    $  325,000  $  561,000
Exploration                $  108,000   $   47,000   $   32,000  $   57,000    $   33,000  $   14,000

Abandonment and
 impaired
 properties                $1,480,000   $        -   $  798,000  $        -    $        -  $        -
Dry hole costs             $  396,000   $        -   $   94,000  $        -    $        -  $        -
                           ----------   ----------   ----------  ----------    ----------  ----------
Results of
 operations of
 oil and gas
 producing
 activities                $(1,095,000) $ (434,000)  $3,249,000  $2,360,000    $  647,000  $ (478,000)
                           ===========  ==========   ==========  ==========    ==========  ==========


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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(11) Disclosures About Capitalized Costs, Cost Incurred and Major Customers, Continued

     The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 2002, 2001 and 2000 were:

                        2002       2001       2000
                        ----       ----       ----
           A            73%         59%        71%
           B            10%         19%         -
           C             3%          5%        13%

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(12) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2002, 2001 and 2000 are as follows:

                                   Onshore                 Offshore
                               GAS        OIL            GAS       OIL
                              (MCF)      (BBLS)         (MCF)     (BBLS)
                              -----      ------         -----     ------
Balance at July 1, 1999     3,827,000   143,000            -          -
Revisions of quantity
 estimate                     449,000    10,000            -          -
Purchase of properties      3,166,000   107,000            -    1,771,000
Production                   (362,000)  (10,000)           -     (187,000)
                            ---------   --------       ------   ---------
Balance at June 30, 2000    7,080,000   250,000            -    1,584,000

Revisions of quantity
 estimate                  (3,743,000)  (25,000)           -      (90,000)
Extensions and discoveries    102,000     3,000            -         -
Purchase of properties      1,782,000   233,000            -      747,000

Sales of properties              -         -               -     (720,000)
Production                   (539,000) (117,000)           -     (308,000)
                           ----------  --------        -------  ---------

Balance at June 30, 2001    4,682,000   344,000             -   1,213,000
Revisions of quantity
 estimate                    (269,000)   71,000             -     (49,000)
Extensions and discoveries     42,000     2,000             -        -
Purchase of properties     43,680,000 3,845,000             -        -
Sales of properties        (3,311,000) (256,000)            -        -
Production                   (871,000)  (87,000)            -    (262,000)
                           ---------- ---------        -------- ---------
                           43,953,000 3,919,000             -     902,000
                           ========== =========        ======== =========

Proved developed reserves:

   June 30, 2000            5,672,000   120,000             -     908,000
   June 30, 2001            4,474,000   342,000             -     906,000
   June 30, 2002           25,100,000 1,651,000             -     849,000

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(12) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     Future net cash flows presented below are computed using year-end prices and costs and are net of all overriding royalty revenue interests.

     Future corporate overhead expenses and interest expense have not been included.

                                       Onshore        Offshore          Combined
                                        -------        --------          --------
June 30, 2000

Future cash inflows                    $ 30,760,000    36,820,000       $ 67,580,000
Future costs:
   Production                             7,713,000    12,027,000         19,740,000
   Development                            1,584,000     3,309,000          4,893,000
   Income taxes                                -             -                  -
                                       ------------    ----------       ------------
Future net cash flows                    21,463,000    21,485,000         42,948,000

   10% discount factor                   10,427,000     5,394,000         15,821,000
                                       ------------    ----------       ------------
Standardized measure of discounted
  future net cash flows                $ 11,036,000   $16,091,000       $ 27,127,000
                                       ============   ===========       ============
June 30, 2001

Future cash inflows                    $ 24,570,000    22,098,000       $ 46,668,000
Future costs:
   Production                             7,971,000    11,969,000         19,940,000
   Development                              382,000     2,010,000          2,392,000
   Income taxes                                -             -                  -
                                       ------------    ----------       ------------
Future net cash flows                    16,217,000     8,119,000         24,336,000
   10% discount factor                    6,267,000     2,095,000          8,362,000
                                       ------------    ----------       ------------
Standardized measure of discounted
future net cash flows                  $  9,950,000    $6,024,000       $ 15,974,000
                                       ============    ==========       ============
June 30, 2002

Future cash inflows
Future costs:                          $247,611,000    16,600,000       $264,211,000

   Production                            84,109,000    10,067,000         94,176,000
   Development                           15,056,000     1,089,000         16,145,000
   Income taxes                          28,078,000         -             28,078,000
                                       ------------    ----------       ------------
Future net cash flows                  $120,668,000     5,444,000       $125,812,000
   10% discount factor                   62,217,000     1,211,000         63,428,000
                                       ------------    ----------       ------------
Standardized measure of discounted
   future net cash flows               $ 58,151,000     4,233,000       $ 62,384,000
                                       ============    ==========       ============
Standardized measure of discounted
   future net cash flows before tax    $ 72,073,000    $4,233,000       $ 76,306,000
                                       ============    ==========       ============
Estimated future development cost
   anticipated for fiscal
   2003 and 2004 on existing
   properties                          $ 12,394,000    $  476,000       $ 12,870,000
                                       ============    ==========       ============

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002, 2001 and 2000

(12) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 2002, 2001 and 2000 are as follows:

                                               2002          2001            2000
                                              ------        -------         ------
Beginning of year                           $15,974,000   $27,127,000     $3,352,000

Sales of oil and gas produced during the
    period, net of production costs          (3,838,000)   (7,556,000)      (950,000)

Purchase of reserves in place                70,097,000     9,082,000     21,678,000

Net change in prices and production costs    (1,879,000)   (2,634,000)     2,080,000

Changes in estimated future development
        costs                                  (233,000)     (371,000)       218,000

Extensions, discoveries and improved
     recovery                                    96,000       242,000           -

Revisions of previous quantity estimates,
     estimated timing of development and
     other                                     (367,000)   (9,739,000)       336,000

Previously estimated development costs
     incurred during the period               1,869,000       686,000         78,000

Sales of reserves in place                   (7,011,000)   (3,576,000)          -

Change in future income tax                 (13,921,000)         -              -

Accretion of discount                         1,597,000     2,713,000        335,000
                                            -----------    ----------     ----------

End of year                                 $62,384,000   $15,974,000    $27,127,000
                                            ===========   ===========    ===========

                                SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) or the Securities Exchange of Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 20th day of September 2002.

                                  DELTA PETROLEUM CORPORATION


                                  By: /s/ Roger A. Parker
                                     ---------------------------------
                                     Roger A. Parker, President and
                                     Chief Executive Officer

                                  By: /s/ Kevin K. Nanke
                                     ---------------------------------
                                     Kevin K. Nanke, Treasurer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title                           Date
-------------------                           ----

Aleron H. Larson, Jr., Director               September 20, 2002
----------------------------------
Aleron H. Larson, Jr., Director

/s/ Roger A. Parker                           September 20, 2002
----------------------------------
Roger A. Parker, Director

                                              September __, 2002
----------------------------------
James B. Wallace, Director

/s/ Jerrie F. Eckelberger                     September 20, 2002
----------------------------------
Jerrie F. Eckelberger, Director

                                              September __, 2002
----------------------------------
John P. Keller

/s/ Joseph L. Castle II
----------------------------------            September 20, 2002
Joseph L. Castle II

                                              September __, 2002
----------------------------------
Russell S. Lewis

                                CERTIFICATIONS


     I, Roger A. Parker, certify that:

     1. I have reviewed this annual report on Form 10-K of Delta Petroleum Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 20, 2002


                                     /s/ Roger A. Parker
                                     -----------------------------------
                                     Roger A. Parker
                                     Chief Executive Officer
                                     (Principal Executive Officer)

     I, Kevin K. Nanke, certify that:

     1. I have reviewed this annual report on Form 10-K of Delta Petroleum Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 20, 2002


                                     /s/ Kevin K. Nanke
                                     -----------------------------------
                                    Kevin K. Nanke
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER OF
                            DELTA PETROLEUM CORPORATION
                         PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-K of Delta Petroleum Corporation, for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Petroleum Corporation.



/s/ Roger A. Parker                     /s/ Kevin K. Nanke
----------------------------            ------------------------------
Roger A. Parker                         Kevin K. Nanke
Chief Executive Officer                 Chief Financial Officer


September 20, 2002                      September 20, 2002