Form 10-Q
period 2002-09-30
DELTA PETROLEUM CORP/CO
filed 2002-11-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

22,662,000 shares of common stock $.01 par value were outstanding as of November 12, 2002.

                                                                    FORM 10-Q
                                                                    1st QTR.
                                                                    FY 2003

                                  INDEX

PART I     FINANCIAL INFORMATION

                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2002 and
          June 30, 2002 (unaudited)....................................  1

          Consolidated Statements of Operations -
          Three Months Ended
          September 30, 2002 and 2001 (unaudited)......................  3

          Consolidated Statement of Stockholders' Equity
          and Comprehensive Income (loss)
          Year Ended June 30, 2002 and
          Three Months Ended September 30, 2002 (unaudited)............  4

          Consolidated Statements of Cash Flows -
          Three Months Ended
          September 30, 2002 and 2001 (unaudited)......................  5

          Notes to Consolidated Financial Statements (unaudited).......  6

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations........................................ 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk... 20

Item 4.   Controls and Procedures...................................... 20

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................ 21
Item 2.   Changes in Securities........................................ 21
Item 3.   Defaults upon Senior Securities.............................. 21
Item 4.   Submission of Matters to a Vote of
          Security Holders............................................. 21
Item 5.   Other Information............................................ 21
Item 6.   Exhibits and Reports on Form 8-K............................. 21



The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------


                                                  September 30,    June 30,
                                                      2002           2002
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                        $ 2,894,000   $ 1,024,000
  Marketable securities available for sale             573,000       485,000
  Trade accounts receivable, net of
    allowance for doubtful accounts of $50,000 at
    September 30, 2002 and June 30, 2002             3,553,000     4,713,000
  Prepaid assets                                       993,000       785,000
  Other current assets                                 379,000       442,000
                                                   -----------   -----------

      Total current assets                           8,392,000     7,449,000
                                                   -----------   -----------
Property and Equipment:
  Oil and gas properties, at cost (using
    the successful efforts method
    of accounting)                                  74,863,000    73,002,000

  Less accumulated depreciation and depletion       (8,716,000)   (7,018,000)
                                                   -----------   -----------
      Net property and equipment                    66,147,000    65,984,000
                                                   -----------   -----------
Long term assets:
  Deferred financing costs                             217,000       260,000
  Partnership net assets                               215,000       384,000
                                                   -----------   -----------
      Total long term assets                           432,000       644,000

                                                   $74,971,000   $74,077,000
                                                   ===========   ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED
-----------------------------------------------------------------------------


                                                  September 30,    June 30,
                                                      2002           2002
                                                   -----------   -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Current portion of long-term debt               $ 1,651,000    $ 3,498,000
  Accounts payable                                  3,414,000      3,488,000
  Derivative instruments                              949,000              -
  Current foreign tax payable                         703,000        703,000
  Other accrued liabilities                           368,000         31,000
                                                  ------------   -----------
      Total current liabilities                     7,085,000      7,720,000
                                                  ------------   -----------
Long-term Liabilities:
  Asset retirement obligation                         651,000              -
  Long-term debt, net                              22,933,000     21,441,000
                                                  ------------   -----------
      Total long-term liabilities                  23,584,000     21,441,000

Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 3,000,000 shares, none issued                -              -
  Common stock, $.01 par value;
    authorized 300,000,000 shares, issued
    22,659,000 shares at September 30, 2002
    and 22,618,000 at June 30, 2002                   227,000        226,000
  Additional paid-in capital                       76,564,000     76,514,000
  Put option on Delta stock                        (2,886,000)    (2,886,000)
  Accumulated other comprehensive income             (867,000)       (85,000)
  Accumulated deficit                             (28,736,000)   (28,853,000)
                                                  ------------   -----------
      Total stockholders' equity                   44,302,000     44,916,000
                                                  ------------   -----------
Commitments
                                                  $74,971,000    $74,077,000
                                                  ============   ===========


      See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------
                                                    Three Months Ended
                                                September 30,   September 30,
                                                     2002           2001
                                                -------------   -------------
Revenue:
  Oil and gas sales                              $ 5,467,000     $ 2,416,000
  Realized loss on derivative instruments, net       (33,000)              -
  Operating fee income                               214,000          27,000
                                                 -----------     -----------
      Total revenue                                5,648,000       2,443,000


Operating expenses:
  Lease operating expenses                         2,226,000         721,000
  Depreciation and depletion                       1,685,000         793,000
  Exploration expenses                                 7,000          72,000
  Dry hole costs                                           -         125,000
  Professional fees                                  177,000         324,000
  General and administrative                         908,000         286,000
  Stock option expense                                11,000          17,000
                                                 -----------     -----------
      Total operating expenses                     5,014,000       2,338,000
                                                 -----------     -----------
Income from operations                               634,000         105,000

Other income and expenses:
  Other income                                        11,000           3,000
  Interest and financing costs                      (508,000)       (352,000)
                                                 -----------     -----------
      Total other income and expenses               (497,000)       (349,000)

Income (loss) before cumulative effect of a
  Change in accounting principle                     137,000        (244,000)

Cumulative effect on prior years of FAS 143 -
  Accounting for Asset Retirement Obligations        (20,000)
                                                 -----------
      Net income (loss)                          $   117,000     $  (244,000)
                                                 ===========     ===========
Net income (loss) per common share:
  Basic                                                 0.01           (0.02)
                                                 ===========     ===========
  Diluted                                                 **           (0.02)*
                                                 ===========     ===========

*  Potentially dilutive securities outstanding were anti-dilutive
** Less than $.01 per share


         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year ended June 30, 2002 and Three Months Ended September 30, 2002
(Unaudited)
-----------------------------------------------------------------------------

                                                                                Accumu-
                                                                                lated
                                                                                other
                                                                                compre-
                                                     Additional  Put Option     hensive
                                 Common Stock         paid-in        on         income   Comprehensive  Accumulated
                                Shares     Amount     capital    Delta stock    (loss)   income (loss)    deficit      Total
                              ----------  --------  -----------  ------------ ---------  -------------- -----------  ----------


Balance, July 1, 2001         11,160,000  $112,000  40,700,000                  69,000                 (22,600,000)  18,281,000

Comprehensive loss:
 Net loss                              -         -           -                           (6,253,000)    (6,253,000)  (6,253,000)
                                                                                         -----------
 Other comprehensive loss,
 net of tax
  Unrealized loss on equity
  securities                           -         -           -                (154,000)    (154,000)                   (154,000)
                                                                                         -----------
Comprehensive loss                     -         -           -                                         (6,407,000)
                                                                                                       ===========
Stock options granted as
 compensation                          -         -     143,000                       -                          -       143,000
Fair value of warrants issued
 for common stock
 investment agreement                  -         -                                   -                          -             -
Warrant issued in exchange
 for common stock
 investment agreement                  -         -                                   -                          -             -
Shares issued for cash,
 net of commissions               72,000     1,000     224,000                       -                          -       225,000
Shares issued for cash
 upon exercise of options        266,000     2,000     405,000                       -                          -       407,000
Shares issued for services        14,000                48,000                                                           48,000
Shares issued for oil and
 gas properties                9,703,000    97,000  26,862,000                       -                          -    26,959,000
Put option on Delta stock              -         -   2,886,000   (2,886,000)                                                  -
Shares issued for all
 outstanding shares of
 Piper Petroleum Company       1,377,000    14,000   5,220,000                                                        5,234,000
Shares issued for debt            51,000         -     157,000                                                          157,000
Shares reacquired and
 retired                        (25,000)        -    (131,000)                       -                           -     (131,000)
                              ----------  -------- -----------   ----------- ----------                ------------  ----------
Balance, June 30, 2002        22,618,000   226,000  76,514,000   (2,886,000)   (85,000)                (28,853,000)  44,916,000

Comprehensive loss:
 Net income                            -         -           -                              117,000        117,000      117,000
                                                                                         -----------
 Other comprehensive loss,
 net of tax
   Unrealized gain on
   equity securities                   -         -           -                (782,000)    (782,000)                   (782,000)
                                                                                         -----------
Comprehensive loss                     -         -           -                             (665,000)
                                                                                         ===========
Stock options granted as
 compensation                          -         -      11,000                       -                          -        11,000
Shares issued upon exercise
 of options                       41,000     1,000      39,000                       -                          -        40,000
                              ----------  -------- -----------   -----------  ---------               ------------   ----------
Balance, September 30, 2002   22,659,000  $227,000 $76,564,000  ($2,886,000) ($867,000)                (28,736,000)  44,302,000
                              ==========  ======== ===========   =========== ==========               ============   ==========

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                            Three Months Ended
                                                        September 30,  September 30,
                                                             2002          2001
                                                        -------------  -------------
Cash flows operating activities:
   Net income (loss)                                     $   117,000    $  (244,000)
   Adjustments to reconcile net income (loss) to cash
      used in operating activities:
     Depreciation and depletion                            1,685,000        793,000
     Stock option expense                                     11,000         17,000
     Amortization of financing costs                         101,000        141,000
     Dry hole costs                                                -        125,000
     Cumulative effect on change in accounting principle      20,000              -
   Net changes in operating assets and operating
      liabilities:
     Decrease in trade accounts receivable              1,083,000        143,000
     Increase in prepaid assets                             (208,000)      (197,000)
     (Increase) decrease in other current assets               4,000         (7,000)
     Increase (decrease) in accounts payable trade           (74,000)       401,000
     Increase in other accrued liabilities                   416,000         30,000
                                                         -----------     ----------
Net cash provided by operating activities                $ 3,155,000     $1,202,000
                                                         -----------     ----------
Cash flows from investing activities:
   Additions to property and equipment, net               (1,139,000)      (386,000)
   Increase in long term assets                              169,000        (48,000)
                                                         -----------     ----------
Net cash used in investing activities                       (970,000)      (434,000)
                                                         -----------     ----------
Cash flows from financing activities:
    Stock issued for cash upon exercise of options            40,000              -
    Repayment of borrowings and financing costs             (355,000)      (841,000)
                                                         -----------     ----------
Net cash provided by financing activities                   (315,000)      (841,000)
                                                         -----------     ----------
Net increase in cash and cash equivalents                  1,870,000        (73,000)
                                                         -----------     ----------
Cash at beginning of period                                1,024,000        518,000
                                                         -----------     ----------
Cash at end of period                                    $ 2,894,000     $  445,000
                                                         ===========     ==========
Supplemental cash flow information -
Cash paid for interest and financing costs               $   310,000     $  210,000
                                                         ===========     ==========


       See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements.
As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto filed with the Company's most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended June 30, 2002, previously filed with the Securities and Exchange Commission.

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

(2)  Marketable Securities

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

                                                     Cumulative
                                                     Unrealized     Estimated
                                           Cost      Gain (loss)   Market Value
                                         --------    -----------   ------------
September 30, 2002
  Bion Environmental Technologies, Inc.  $152,000    $(117,000)      $ 35,000
  Tipperary Oil & Gas Company            $418,000    $ 120,000       $538,000
                                         --------    ---------       --------

                                         $570,000    $   3,000       $573,000
                                         --------    ---------       --------


                                                     Cumulative
                                                     Unrealized     Estimated
                                           Cost      Gain (loss)   Market Value
                                         --------    -----------   ------------
June 30, 2002
  Bion Environmental Technologies, Inc.  $152,000    $(92,000)       $ 60,000
  Tipperary Oil & Gas Company            $418,000    $  7,000        $425,000
                                         --------    ---------       --------

                                         $570,000    $(85,000)       $485,000
                                         --------    ---------       --------


(3)  Recently Issued Accounting Standards and Pronouncements

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

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

(4)  Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a liability for asset retirement obligations of $644,000 (using an 8% discount rate) and a cumulative effect on change in accounting principle on prior years of $20,000. For the three months ended September 30, 2002, the Company recognized $7,000 of acretion on the liability as a component of depletion expense.

(5)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,722,000, at September 30, 2002 and June 30, 2002. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at September 30, 2002 and June 30, 2002 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

(6)       Long Term Debt
                          September 30, 2002         June 30, 2002
                          ------------------         -------------

          A                   $18,918,000             $18,918,000
          B                     5,666,000               6,021,000
                              -----------             -----------
                              $24,584,000             $24,969,000

          Current Portion       1,556,000               3,498,000
                              -----------             -----------

          Long-Term Portion   $23,028,000             $21,441,000
                              -----------             -----------

A. On May 31, 2002, the Company obtained a new $20 million credit facility with Bank of Oklahoma and Local Oklahoma Bank (the "Banks). The facility has a variable interest rate component based on the total debt outstanding, (6.25% at September 30, 2002) and a monthly commitment reduction of $82,000 as of September 30, 2002. The proceeds from this facility were used for the acquisition of Castle's properties and to pay off the remaining US Bank debt. The loan is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is in compliance with its quarterly debt covenants and restrictions.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

(7)  Stockholder's Equity

     Swartz Agreement

     On July 21, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. The Investment Agreement was amended and restated on April 10, 2002. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and have been recorded as an adjustment to equity.

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

     On September 4, 2002, Swartz exercised 100,000 warrants in a cashless exercise transaction, which was permitted in the investment agreement. As a result of this exercise, Swartz received 20,761 shares of the Company's common stock.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

(8)  Commodity Derivative Instruments and Hedging Activities

     The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All transactions are accounted for in accordance with requirements of SFAS No. 133 which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk activities.

     As of September 30, 2002, the Company recorded a derivative liability of approximately $870,000 for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss in other comprehensive income. The hedging realized net losses were $33,000 for the three months ended September 30, 2002.

     The Company also recorded a liability of approximately $79,000 representing the fair value of derivatives that do not qualify as hedges.

     As of September 30, 2002, the Company had approximately 61,500 Bbls of oil and 1,220,000 Mcf of natural gas subject to commodity price risk contracts for the remainder of fiscal 2003. The fiscal 2003 contracts have weighted average floor prices of $25.61 per barrel and $3.03 per Mmbtu, with weighted average ceiling prices of $25.61 per barrel and $3.96 per Mmbtu, respectively. The Company has approximately 18,000 Bbls of oil and 386,000 Mcf of natural gas subject to commodity price risk contracts for fiscal 2004. The fiscal 2004 contracts have weighted average floor prices of $25.02 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $25.02 per barrel and $4.50 per Mmbtu, respectively. The contracts discussed above represent both the Company's hedge and non-hedge positions as of September 30, 2002.

(9)  Comprehensive Income

     Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the three months ended September 30, 2002 and 2001 are as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

                                     Three Months Ended    Three Months Ended
                                     September 30, 2002    September 30, 2001
                                     ------------------    ------------------
Net Income (loss)                      $     117,000        $     (244,000)
Other comprehensive income
  Change in fair value of derivative        (870,000)                    -
   hedging instruments

  Unrealized gain (loss) on marketable
   Securities                          $      88,000              (126,000)
                                       -------------        --------------

  Other comprehensive income                (782,000)             (126,000)
                                       -------------        --------------
Comprehensive income (loss)            $    (665,000)       $     (370,000)
                                       -------------        --------------


(10)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                                                    Three Months Ended
                                                       September 30,
                                                       -------------
                                                    2002          2001
                                                    ----          ----
     Numerator:
       Numerator for basic and diluted
        earnings per share - income available
        to common stockholders                 $    117,000   $   (244,000)
                                               ------------   ------------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                              22,629,000     11,164,000

       Effect of dilutive securities-
        stock options and warrants                2,584,000              *
                                               ------------   ------------
     Denominator for diluted
       earnings per common share                 25,213,000     11,164,000
                                               ------------   ------------

     Basic earnings per common share           $        .01   $      (.03)
                                               ------------   ------------

     Diluted earnings per common share         $         **   $      (.02)

     * Potentially dilutive securities outstanding were anti-dilutive. ** Less than $.01 per share

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

     Critical Accounting Policies and Estimates
     ------------------------------------------

     The discussion and analysis of the Company's financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements filed in Form 10-K for June 30, 2002. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These are discussed in Form 10-K for June 30, 2002. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Recently Issued Accounting Standards and Pronouncements
     -------------------------------------------------------

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

     Liquidity and Capital Resources
     -------------------------------

     Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities, when market conditions permit, and most recently through the use of a new bank credit facility and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

     Working Capital
     ---------------

     At September 30, 2002, we had working capital of $1,402,000 compared to a working capital deficit of $271,000 at June 30, 2002. Our current assets include trade accounts receivable of $3,553,000. Our current liabilities include the current portion of long-term debt of $1,556,000 at September 30, 2002. The decrease in the current portion of long-term debt and increase in working capital from June 30, 2002 is primarily attributed the reduction of our monthly commitment under our current bank facility.

     Cash Provided by (Used in) Operating Activities
     -----------------------------------------------

     During the three months ended September 30, 2002, we had cash provided by operating activities of $3,155,000 compared to cash provided by operating activities of $1,202,000 during the same period ended September 30, 2001.
This increase in operating activities is a result of increased cash flow from the properties acquired from Castle Energy Corporation ("Castle") and Piper Petroleum Company ("Piper") during fiscal year 2002.

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

     We anticipate that we will participate in the drilling of four wells in fiscal 2003. Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate the drilling costs to be paid through current operations or additional financing.

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

     Agreement with Swartz
     ---------------------

     On July 21, 2000, we entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. The Investment Agreement was amended and restated on April 10, 2002. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and has been recorded as an adjustment to equity.

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

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $40,000 and $407,000 during the three months ended September 30, 2002 and year ended June 30, 2002, respectively.

     Credit Facility
     ---------------

     We entered into our credit facility with Bank of Oklahoma and Local Oklahoma Bank ("Credit Facility") upon closing the Castle acquisition, which was subsequently amended. The Credit Facility, as amended, provides for a maximum borrowing base of $20 Million and a monthly commitment reduction of $82,000. The Credit Facility has a variable interest rate component of prime +1.5%/-.5% based on the total debt outstanding, (currently at prime +.5%).

     As of September 30, 2002, we had outstanding borrowings and letter of credits of $19,443,000 under the Credit Facility.

     Our borrowing base and monthly commitment reduction will be redetermined at least semi-annually. This determination will be based on our "Engineered Value". This value is determined by our future net revenues discounted at the discount rate used by the Bank of Oklahoma as of the date that the redetermination is made using the pricing parameters used in the engineering report that is furnished to the Bank of Oklahoma. The most recent redetermination was effective October 1, 2002.

     The foregoing does not purport to be a complete summary of the Credit Agreement and other loan documents. Complete copies of the original credit facility documents are filed as exhibits to our Report on Form 8-K dated May 24, 2002.

     Results of Operations Three Months Ended September 30, 2002
     Compared to Three Months Ended September 30, 2001
     -----------------------------------------------------------

     Net Earnings (Loss). Our net income for the three months ended September 30, 2002 was $117,000 compared to a net loss of $244,000 for the three months ended September 30, 2001. The results for the three months ended September 30, 2002 and 2001 were effected by the items described in detail below.

     Revenue. Total revenue for the three months ended September 30, 2002 was $5,648,000 compared to $2,443,000 for the three months ended September 30, 2001. Oil and gas sales for the three months ended September 30, 2002 were $5,467,000 compared to $2,416,000 for the three months ended September 30, 2001. The increase in oil and gas sales during the three months ended September 30, 2002 resulted from the acquisitions completed during fiscal 2002 offset by a slight decrease in oil and gas prices.

     Production volumes and average prices received for the three months ended September 30, 2002 and 2001 are as follows:

                                            Three Months Ended
                                              September 30,
                                            ------------------
                                          2002                 2001
                                    Onshore   Offshore   Onshore   Offshore
                                    -------   --------   -------   --------

Production:
   Oil (barrels)                     64,000     62,000    27,000     69,000
   Gas (Mcf)                        801,000          -   149,000          -

Average Price:
   Net of forward contract sales
    and derivative activity
   Oil (per barrel)                  $25.50   $  20.03    $26.03    $ 17.41
   Gas (per Mcf)                     $ 3.19          -    $ 3.37          -

   Gross of forward contract sales
    and derivative activity
   Oil (per barrel)                  $25.74   $  20.79    $26.15    $ 17.41
   Gas (per Mcf)                     $ 3.21          -    $ 3.37          -

Revenues for 2002 include impact of derivative loss of $33,000

     Lease Operating Expenses. Lease operating expenses for the three months ended September 30, 2002 were $2,226,000 compared to $721,000 for the three months ended September 30, 2001. Lease operating expense increased compared to 2001 as a result of the acquisitions completed during fiscal 2002 compared to fiscal 2001. On a per Bbl equivalent basis, production expenses and taxes were $6.67 for onshore properties and $14.60 for offshore properties during the three months ended September 30, 2002 compared to $3.84 for onshore properties and $7.53 for offshore properties for the three months ended September 30, 2001. Our North Dakota properties owned during first quarter fiscal 2001 and sold during second quarter fiscal 2001 had low operating costs compared to it's production. The properties acquired during fiscal 2002 have more typical operating costs and as such, lease operating costs per equivalent Bbl increase during compared to the prior year.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended September 30, 2002 was $1,685,000 compared to $793,000 for the three months ended September 30, 2001. On a per Bbl equivalent basis, the depletion rate was $6.91 for onshore properties and $4.83 for offshore properties during the three months ended September 30, 2002 compared to $10.82 for onshore properties and $3.30 for offshore properties for the three months ended September 30, 2001. The properties acquired during fiscal 2002 have longer remaining lives that what was owned previously. As such, depletion per equivalent Bbl decreased.

     Exploration Expenses and Dry Hole Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $7,000 for the three months ended September 30, 2002 compared to $72,000 for the three months ended September 30, 2001. During the three months ended September 30, 2001, we incurred $125,000 in dry hole costs relating to an unsuccessful drilling program in South Dakota.

     Professional Fees. Professional fees for the three months ended September 30, 2002 were $177,000 compared to $324,000 for the three months ended September 30, 2001. Professional fees consist of corporate, legal and accounting costs related to investor relations and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for three months ended September 30, 2002 were $908,000 compared to $286,000 for the three months ended September 30, 2001. The increase in general and administrative expenses is primarily attributed to increased costs associated with the acquisitions completed in fiscal 2002 including office relocation and additional staff.

     Stock Option Expense. Stock option expense has been recorded for the three months ended September 30, 2002 and 2001 of $11,000 and $17,000, respectively, for options granted to certain directors and consultants at option prices below the market price at the date of grant. The stock option expense for fiscal 2002 and 2001 can primarily be attributed to options to certain consultants that provide us with shareholder relations services and options to our directors.

     Interest and Financing Costs. Interest and financing costs for the three months ended September 30, 2002 were $508,000 compared to $352,000 for the three months ended September 30, 2001. The increase in interest and financing costs can be attributed to the Castle acquisition which closed on May 31, 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $24,584,000 of variable rate debt obligations at September 30, 2002. The annual effect of a one percent change in interest rates would be approximately $250,000. The interest rate on these variable rate debt obligations approximates current market rates as of September 30, 2002.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation and our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2.  Changes in Securities.

     During the quarter ended September 30, 2002, Delta issued securities in transactions that were not registered under the Securities Act of 1933 as follows:

     On September 4, 2002, Swartz exercised 100,000 options in a cashless exercise transaction, which was permitted in the investment agreement. As a result of this exercise, Swartz received 20,761 shares of the Company's common stock.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. During the quarter ended September 30, 2002, Delta filed Reports on Form 8-K as follows:

         1. Report on Form 8-K/A dated May 24, 2002, reporting information under Item 7, filed on August 9, 2002.

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

                                 DELTA PETROLEUM CORPORATION
                                 (Registrant)


                                 By: /s/ Roger A. Parker
                                     -------------------------------------
                                     Roger A. Parker
                                     President and Chief Executive Officer



                                 By: /s/ Kevin K. Nanke
                                     -------------------------------------
                                     Kevin K. Nanke, Treasurer and
                                     Chief Financial Officer

Date: November 13, 2002



          CERTIFICATIONS PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
             THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Roger A. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Delta Petroleum Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                /s/ Roger A. Parker
                                       -------------------------------------
                                       Name:   Roger A. Parker
                                       Title:  Chief Executive Officer



          CERTIFICATIONS PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
              THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Kevin K. Nanke, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Delta Petroleum Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                /s/ Kevin K. Nanke
                                       --------------------------------------
                                       Name:  Kevin K. Nanke
                                       Title: Chief Financial Officer

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER OF
                            DELTA PETROLEUM CORPORATION
                         PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-Q of Delta Petroleum Corporation, for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Petroleum Corporation.



/s/ Roger A. Parker                     /s/ Kevin K. Nanke
------------------------------          ------------------------------
Roger A. Parker                         Kevin K. Nanke
Chief Executive Officer                 Chief Financial Officer

November 13, 2002                       November 13, 2002