Form 10-Q
period 2002-12-31
DELTA PETROLEUM CORP/CO
filed 2003-02-11
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002

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

22,969,000 shares of common stock $.01 par value were outstanding as of February 5, 2003.

                                                                    FORM 10-Q
                                                                    2nd QTR.
                                                                    FY 2003

                                  INDEX

PART I     FINANCIAL INFORMATION

                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 2002 (unaudited)
          and June 30, 2002............................................  1

          Consolidated Statements of Operations -
          Three and Six Months Ended
          December 31, 2002 and 2001 (unaudited).......................  3

          Consolidated Statement of Stockholders' Equity
          and Comprehensive Income (loss)
          Year Ended June 30, 2002 and
          Six Months Ended December 31, 2002 (unaudited)...............  5

          Consolidated Statements of Cash Flows -
          Six Months Ended December 31, 2002 and 2001
          (unaudited)..................................................  6

          Notes to Consolidated Financial Statements (unaudited).......  7

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations........................................ 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk... 22

Item 4.   Controls and Procedures...................................... 23

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings........................................... .23
Item 2.   Changes in Securities........................................ 23
Item 3.   Defaults upon Senior Securities.............................. 24
Item 4.   Submission of Matters to a Vote of
          Security Holders............................................. 24
Item 5.   Other Information......................................... .. 24
Item 6.   Exhibits and Reports on Form 8-K............................. 24



The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------


                                                          December 31,     June 30,
                                                             2002            2002
                                                          ------------   -----------
                                                           (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                            $ 2,296,000    $ 1,024,000
     Marketable securities available for sale                 525,000        485,000
     Trade accounts receivable,  net of
          allowance for doubtful accounts of $50,000 at
          December 31, 2002 and June 30, 2002               3,959,000      4,713,000
     Prepaid assets                                           758,000        785,000
     Other current assets                                     377,000        442,000
                                                          -----------    -----------

               Total current assets                         7,915,000      7,449,000
                                                          -----------    -----------

Property and Equipment:
     Oil and gas properties, at cost (using
          the successful efforts method
          of accounting)                                   76,420,000     73,002,000
     Less accumulated depreciation and depletion           (9,901,000)    (7,018,000)
                                                          -----------    -----------

               Net property and equipment                  66,519,000     65,984,000
                                                          -----------    -----------
Long term assets:
     Deferred financing costs                                 168,000        260,000
     Partnership net assets                                   261,000        384,000
                                                          -----------    -----------

               Total long term assets                         429,000        644,000

                                                          $74,863,000    $74,077,000
                                                          ===========    ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED
-----------------------------------------------------------------------------



                                                          December 31,     June 30,
                                                             2002            2002
                                                          ------------   -----------
                                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Current portion of long-term debt                    $ 1,825,000    $ 3,498,000
     Accounts payable                                       3,227,000      3,488,000
     Derivative instruments                                   139,000              -
     Current foreign tax payable                              703,000        703,000
     Other accrued liabilities                                229,000         31,000
                                                          -----------    -----------

               Total current liabilities                    6,123,000      7,720,000
                                                          -----------    -----------
Long-term Liabilities:
     Asset retirement obligation                              658,000              -
     Long-term debt, net                                   22,145,000     21,441,000
                                                          -----------    -----------

               Total long-term liabilities                 22,803,000     21,441,000

Stockholders' Equity:
     Preferred stock, $.10 par value;
          authorized 3,000,000 shares, none issued                  -              -
     Common stock, $.01 par value;
          authorized 300,000,000 shares, issued
          22,839,000 shares at December 31, 2002
          and 22,618,000 at June 30, 2002                     228,000        226,000
     Additional paid-in capital                            77,087,000     76,514,000
     Put option on Delta stock                             (2,886,000)    (2,886,000)
     Accumulated other comprehensive income                  (184,000)       (85,000)
     Accumulated deficit                                  (28,308,000)   (28,853,000)
                                                          -----------    -----------

               Total stockholders' equity                  45,937,000     44,916,000
                                                          -----------    -----------
Commitments
                                                          $74,863,000    $74,077,000
                                                          ===========    ===========



        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


                                                          Three Months Ended
                                                      December 31,    December 31,
                                                         2002            2001
                                                      ------------    ------------

Revenue:
     Oil and gas sales                                 $6,091,000     $ 1,763,000
     Realized loss on derivative instruments, net        (387,000)              -
                                                       ----------     -----------

          Total revenue                                 5,704,000       1,763,000


Operating expenses:
     Lease operating expenses                           2,567,000       1,093,000
     Depreciation and depletion                         1,192,000         869,000
     Exploration expenses                                  40,000          37,000
     Abandoned and impaired properties                          -         162,000
     Dry hole costs                                        43,000         256,000
     Professional fees                                    142,000         346,000
     General and administrative                           835,000         352,000
     Stock option expense                                  35,000          16,000
                                                       ----------     -----------

          Total operating expenses                      4,854,000       3,131,000

Income (loss) from operations                             850,000      (1,368,000)

Other income and expenses:
     Other income                                          10,000           1,000
     Interest and financing costs                        (432,000)       (321,000)
                                                       ----------     -----------

          Total other income and expenses                (422,000)       (320,000)
                                                       ----------     -----------

          Net income (loss)                            $  428,000     $(1,688,000)
                                                       ==========     ===========

Net income (loss) per common share:
     Basic                                             $     0.02     $     (0.15)
                                                       ==========     ===========
     Diluted                                           $     0.02     $     (0.15)*
                                                       ==========     ===========

*  Potentially dilutive securities outstanding were anti-dilutive




         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


                                                             Six Months Ended
                                                       December 31,     December 31,
                                                          2002              2001
                                                       ------------     ------------
Revenue:
     Oil and gas sales                                 $11,558,000      $ 4,179,000
     Realized loss on derivative instruments, net         (420,000)               -
                                                       -----------      -----------

          Total revenue                                 11,138,000        4,179,000

Operating expenses:
     Lease operating expenses                            4,636,000        1,814,000
     Depreciation and depletion                          2,877,000        1,662,000
     Exploration expenses                                   47,000          109,000
     Abandoned and impaired properties                           -          162,000
     Dry hole costs                                         43,000          381,000
     Professional fees                                     319,000          670,000
     General and administrative                          1,686,000          585,000
     Stock option expense                                   46,000           33,000
                                                       -----------      -----------

          Total operating expenses                       9,654,000        5,416,000
                                                       -----------      -----------

Income (loss) from operations                            1,484,000       (1,237,000)

Other income and expenses:
     Other income                                           21,000            4,000
     Interest and financing costs                         (940,000)        (673,000)
                                                       -----------      -----------

          Total other income and expenses                 (919,000)        (669,000)
                                                       -----------      -----------
Income (loss) before cumulative effect of a
     change in accounting principle                        565,000       (1,906,000)

Cumulative effect on prior years of FAS 143-
     Accounting for Asset Retirement Obligations           (20,000)
                                                       -----------

          Net income (loss)                            $   545,000      $(1,906,000)
                                                       ===========      ===========
Net income (loss) per common share:
     Basic                                             $      0.02      $     (0.17)
                                                       ===========      ===========
     Diluted                                           $      0.02      $     (0.17)*
                                                       ===========      ===========

*  Potentially dilutive securities outstanding were anti-dilutive


        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year ended June 30, 2002 and Six Months Ended December 31, 2002
(Unaudited)
-----------------------------------------------------------------------------

                                                                                Accumu-
                                                                                lated
                                                                                other
                                                                                compre-
                                                     Additional  Put Option     hensive
                                 Common Stock         paid-in        on         income   Comprehensive  Accumulated
                                Shares     Amount     capital    Delta stock    (loss)   income (loss)    deficit      Total
                              ----------  --------  -----------  ------------ ---------  -------------- -----------  ----------


Balance, July 1, 2001         11,160,000  $112,000  40,700,000            -     69,000                 (22,600,000)  18,281,000

Comprehensive loss:
 Net loss                              -         -           -            -          -   (6,253,000)    (6,253,000)  (6,253,000)
                                                                                         -----------
 Other comprehensive loss,
 net of tax
  Unrealized loss on equity
  securities                           -         -           -            -   (154,000)    (154,000)            -      (154,000)
                                                                                         -----------
Comprehensive loss                     -         -           -            -          -    (6,407,000)           -
                                                                                         ===========
Stock options granted as
 compensation                          -         -     143,000            -          -                          -       143,000
Fair value of warrants issued
 for common stock
 investment agreement                  -         -           -            -          -                          -             -
Warrant issued in exchange
 for common stock
 investment agreement                  -         -           -            -          -                          -             -
Shares issued for cash,
 net of commissions               72,000     1,000     224,000            -          -                          -       225,000
Shares issued for cash
 upon exercise of options        266,000     2,000     405,000            -          -                          -       407,000
Shares issued for services        14,000                48,000                                                  -        48,000
Shares issued for oil and
 gas properties                9,703,000    97,000  26,862,000            -          -                          -    26,959,000
Put option on Delta stock              -         -   2,886,000   (2,886,000)                                                  -
Shares issued for all
 outstanding shares of
 Piper Petroleum Company       1,377,000    14,000   5,220,000            -          -                          -     5,234,000
Shares issued for debt            51,000         -     157,000            -          -                                  157,000
Shares reacquired and
 retired                        (25,000)        -    (131,000)            -          -                           -     (131,000)
                              ----------  -------- -----------   ----------- ----------                ------------  ----------
Balance, June 30, 2002        22,618,000   226,000  76,514,000   (2,886,000)   (85,000)                (28,853,000)  44,916,000

Comprehensive loss:
 Net income                            -         -           -            -          -      545,000        545,000      545,000
                                                                                         -----------
 Other comprehensive loss,
 net of tax
   Unrealized gain on
   equity securities                   -         -           -            -    (99,000)     (99,000)             -      (99,000)
                                                                                         -----------
Comprehensive income                   -         -           -            -                 446,000
                                                                                         ===========
Stock options granted as
 compensation                          -         -      46,000            -          -                          -        46,000
Shares issued for cash
 upon exercise of options        221,000     2,000     527,000            -          -                          -       529,000
                              ----------  -------- -----------   -----------  ---------               ------------   ----------
Balance, December 31, 2002    22,839,000  $228,000 $77,087,000  ($2,886,000) ($184,000)                (28,308,000)  45,937,000
                              ==========  ======== ===========   =========== ==========               ============   ==========

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                Six Months Ended
                                                            December 31,  December 31,
                                                               2002          2001
                                                            ------------  ------------
Cash flows operating activities:
     Net income (loss)                                      $   545,000   $(1,906,000)
     Adjustments to reconcile net income (loss) to cash
          provided by operating activities:
       Depreciation and depletion                             2,877,000     1,662,000
       Stock option expense                                      46,000        33,000
       Amortization of financing costs                          227,000       279,000
       Abandoned and impaired properties                              -       162,000
       Shares issued for services                                     -         7,000
       Cumulative effect on change in accounting principle       20,000             -
     Net changes in operating assets and operating
          liabilities:
       Decrease in trade accounts receivable                    755,000       367,000
       (Increase) decrease in prepaid assets                     27,000      (148,000)
       Increase in other current assets                         (57,000)       (6,000)
       Increase (decrease) in accounts payable trade           (261,000)    1,241,000
       Increase in other accrued liabilities                    198,000        21,000
                                                            -----------   -----------

Net cash provided by operating activities                   $ 4,377,000   $ 1,712,000
                                                            -----------   -----------
Cash flows from investing activities:
       Additions to property and equipment, net              (2,774,000)   (1,278,000)
       Increase (decrease) in long term assets                  123,000      (245,000)
                                                            -----------   -----------
Net cash used in investing activities                        (2,651,000)   (1,523,000)
                                                            -----------   -----------
Cash flows from financing activities:
       Stock issued for cash upon exercise of options           529,000       285,000
       Proceeds from borrowings                                       -     1,002,000
       Repayment of borrowings and financing costs             (983,000)   (1,550,000)
                                                            -----------   -----------
Net cash used in financing activities                          (454,000)     (263,000)
                                                            -----------   -----------

Net increase in cash and cash equivalents                     1,272,000       (74,000)
                                                            -----------   -----------

Cash at beginning of period                                   1,024,000       518,000
                                                            -----------   -----------

Cash at end of period                                       $ 2,296,000   $   444,000
                                                            ===========   ===========
Supplemental cash flow information -
Cash paid for interest and financing costs                  $   688,000   $   402,000
                                                            ===========   ===========

        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

                                                       Cumulative
                                                       Unrealized      Estimated
                                            Cost       Gain (loss)    Market Value
                                           --------    -----------    ------------
December 31, 2002
  Bion Environmental Technologies, Inc.    $152,000    $(129,000)      $ 23,000
  Tipperary Oil & Gas Company              $418,000    $  84,000       $502,000
                                           --------    ---------       --------
                                           $570,000    $ (45,000)      $525,000
                                           ========    =========       ========

                                                       Cumulative
                                                       Unrealized      Estimated
                                            Cost       Gain (loss)    Market Value
                                           --------    -----------    ------------
June 30, 2002
  Bion Environmental Technologies, Inc.    $152,000    $ (92,000)      $ 60,000
  Tipperary Oil & Gas Company              $418,000    $   7,000       $425,000
                                           --------    ---------       --------
                                           $570,000    $ (85,000)      $485,000
                                           ========    =========       ========



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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)
-----------------------------------------------------------------------------

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB statement No. 123." SFAS No. 148 amends FASB statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years beginning after December 15, 2002, however earlier application is encouraged. The Company is currently assessing the impact of SFAS No. 148.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that a guarantor disclose and recognize in its financial statements its obligations relating to guarantees that it has issued. Liability recognition is required at the inception of the guarantee, whether or not payment is probable. The Company will apply the recognition and measurement provisions of FIN No. 45 on a prospective basis and, as such does not expect it to have an initial material impact on its financial statements upon adoption.

(4)  Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a liability for asset retirement obligations of $644,000 (using an 8% discount rate) and a cumulative effect on change in accounting principle on prior years of $20,000. For the six months ended December 31, 2002, the Company recognized $14,000 of accretion on the liability as a component of depletion expense.

(5)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $9,743,000, at December 31, 2002. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------

development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at December 31, 2002 and June 30, 2002 and that no impairment in the carrying values have occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.

(6)  Long Term Debt
                              December 31, 2002      June 30, 2002

          A                     $18,668,000           $18,918,000
          B                     $ 5,302,000           $ 6,021,000
                                -----------           -----------
                                $23,970,000           $24,939,000

          Current Portion       $ 1,825,000           $ 3,498,000
                                -----------           -----------

          Long-Term Portion     $22,145,000           $21,441,000
                                ===========           ===========

A. On May 31, 2002, the Company obtained a $20 million credit facility with Bank of Oklahoma and Local Oklahoma Bank (the "Banks"). The facility has a variable interest rate component based on the total debt outstanding, (4.75% at December 31, 2002) and a monthly commitment reduction of $82,000 as of December 31, 2002. The proceeds from this facility were used for the acquisition of Castle's properties and to pay off the remaining US Bank debt. The loan is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is in compliance with its quarterly debt covenants and restrictions.
                                   10

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------

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

(7)  Stockholder's Equity

     Swartz Agreement

     On July 21, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. The Investment Agreement was amended and restated on April 10, 2002. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and have been recorded as an adjustment to equity. On December 20, 2002 the parties entered into an agreement which terminated the investment agreement with Swartz.

     On December 20, 2002, the Company entered into a one year consulting agreement with Swartz in the amount of $100,000, whereby Swartz will provide business and financial planning and assist with the identification and review of potential merger and acquisition possibilities.

     On September 4, 2002, Swartz exercised 100,000 warrants in a cashless exercise transaction, which was permitted by the terms of the warrant. As a result of this exercise, Swartz received 20,761 shares of the Company's common stock.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------

assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk activities.

     As of December 31, 2002, the Company recorded a derivative liability of approximately $139,000 for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss in other comprehensive income. The hedging realized net losses were $420,000 for the six months ended December 31, 2002.

     As of December 31, 2002, the Company had approximately 36,000 Bbls of oil and 760,000 Mcf of natural gas subject to commodity price risk contracts for the remainder of fiscal 2003. The fiscal 2003 contracts have weighted average floor prices of $25.02 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $25.02 per barrel and $4.50 per Mmbtu, respectively. The Company has approximately 18,000 Bbls of oil and 386,000 Mcf of natural gas subject to commodity price risk contracts for fiscal 2004. The fiscal 2004 contracts have weighted average floor prices of $25.02 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $25.02 per barrel and $4.50 per Mmbtu, respectively. The terms discussed above relate to both the Company's hedge and non-hedge positions as of December 31, 2002.

(9)  Comprehensive Income

     Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the six months ended December 31, 2002 and 2001 are as follows:

                                         Six Months Ended       Six Months Ended
                                         December 31, 2002      December 31, 2001
                                         -----------------      -----------------
Net Income (loss)                           $ 545,000             $(1,906,000)
Other comprehensive income
  Change in fair value of derivative
   hedging instruments                       (139,000)                      -

  Unrealized gain (loss) on marketable
   Securities                               $  40,000             $  (136,000)
                                            ---------             -----------

  Other comprehensive income
Comprehensive income (loss)                 $ 446,000             $(2,042,000)
                                            =========             ===========


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------
(10)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                            December 31,
                                                         2002           2001
                                                         ----           ----
     Numerator:
       Numerator for basic and diluted
        earnings (loss) per share - income (loss)
        available to common stockholders             $   428,000     $(1,662,000)
                                                     -----------     -----------
     Denominator:
       Denominator for basic earnings (loss)
        per share-weighted average shares
        outstanding                                   22,690,000      11,256,000
       Effect of dilutive securities-
        stock options and warrants                     2,786,000               *
                                                     -----------     -----------
     Denominator for diluted
       earnings per common share                      25,476,000      11,256,000
                                                     ===========     ===========
     Basic earnings (loss) per common share          $       .02     $      (.15)
                                                     ===========     ===========
     Diluted earnings (loss) per common share        $       .02     $      (.15)
                                                     ===========     ===========

     *  Potentially dilutive securities outstanding were anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share:
                                                          Six Months Ended
                                                            December 31,
                                                         2002           2001
                                                         ----           ----
     Numerator:
       Numerator for basic and diluted
        earnings (loss) per share - income (loss)
        available to common stockholders             $   545,000     $(1,906,000)
                                                     -----------     -----------
     Denominator:
       Denominator for basic earnings (loss)
        per share-weighted average shares
        outstanding                                   22,749,000      11,214,000
       Effect of dilutive securities-
        stock options and warrants                     3,056,000               *
                                                     -----------     -----------
     Denominator for diluted
       earnings (loss) per common share               25,805,000      11,214,000
                                                     ===========     ===========
     Basic earnings (loss) per common share          $       .02     $     (.17)
                                                     ===========     ===========
     Diluted earnings (loss) per common share        $       .02     $     (.17)
                                                     ===========     ===========

     *  Potentially dilutive securities outstanding were anti-dilutive.

                                  13

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

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markers, events may arise that would require the Company to recorded an impairment of the recorded book values associated with gas and oil properties. As a result of its review, the Company recognized an impairment of $162,000 for the six months ended December 31, 2001. The Company did not record an impairment during the six months ended December 31, 2002.

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB statement No. 123." SFAS No. 148 amends FASB statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years beginning after December 15, 2002, however earlier application is encouraged. We are currently assessing the impact of SFAS No. 148.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that a guarantor disclose and recognize in its financial statements its obligations relating to guarantees that it has issued. Liability recognition is required at the inception of the guarantee, whether or not payment is probable. The Company will apply the recognition and measurement provisions of FIN No. 45 on a prospective basis and, as such does not expect it to have an initial material impact on its financial statements upon adoption.

     Liquidity and Capital Resources
     -------------------------------

     Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities, when market conditions permit, and most recently through the use of a bank credit facility and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production. We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, sales of non-strategic assets, and joint venture financing. Availability of these alternative sources of capital will depend upon a number of factors, some of which are beyond our control.

     Working Capital
     ---------------

     At December 31, 2002, we had working capital of $1,792,000 compared to a working capital deficit of $271,000 at June 30, 2002. Our current assets include trade accounts receivable of $3,959,000. Our current liabilities include the current portion of long-term debt of $1,825,000 at December 31, 2002. The decrease in the current portion of long-term debt and increase in working capital from December 31, 2002 is primarily attributed the reduction of our monthly commitment under our current bank facility. Our increase in working capital is primarily attributable to our increased revenues derived from our recent acquisitions.

     Cash Provided by (Used in) Operating Activities
     -----------------------------------------------

     During the six months ended December 31, 2002, we had cash provided by operating activities of $4,377,000 compared to cash provided by operating activities of $1,712,000 during the same period ended December 31, 2001. This increase in operating activities is a result of increased cash flow from the properties acquired from Castle Energy Corporation ("Castle") and Piper Petroleum Company ("Piper") during fiscal year 2002.

     Offshore Undeveloped Properties
     -------------------------------

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The suit seeks compensation for the lease bonuses and rentals paid to the

Federal Government, exploration costs and related expenses, or alternatively, for the amount the lessees would have received if the leases had not been breached. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim (including the claim of our subsidiary Amber Resources Company) for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial.

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

     As noted, our pending litigation against the United States is in part predicated on the ruling in California v. Norton that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999, a ruling which the United States appealed to the 9th Circuit Court of Appeals. The 9th Circuit has affirmed the lower court's decision and made legal findings consistent with our claims in our pending litigation against the United States.

     The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of our interests in these leases is currently impaired, but in the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time, although we would undoubtedly proceed with our litigation. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur, although once again we would undoubtedly proceed with our litigation.

     Offshore Producing Properties
     -----------------------------

     Point Arguello Unit. Pursuant to a financial arrangement between Whiting and us, we hold what is essentially the economic equivalent of a 6.07% working interest, which we call a "net operating interest", in the Point Arguello Unit and related facilities. In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow attributable to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, Unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Resources, Inc. In an agreement between Whiting and Delta, Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

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

     Agreement with Swartz
     ---------------------

     On July 21, 2000, we entered into an investment agreement with Swartz Private Equity, LLC ("Swartz") and issued Swartz a warrant to purchase 500,000 shares of common stock exercisable at $3.00 per share until May 31, 2005. The Investment Agreement was amended and restated on April 10, 2002. A warrant to purchase 150,000 shares of the Company's common stock at $3.00 per share for five years was also issued to another unrelated company as consideration for its efforts in this transaction and has been recorded as an adjustment to equity. On December 20, 2002 the parties entered into an agreement which terminated the July 21, 2000 agreement as amended and as a result, the Company will not have the ability to issue and sell ("Put") its common stock to Swartz.

     On December 20, 2002, the Company entered into a one year consulting agreement with Swartz in the amount of $100,000, whereby Swartz will provide business and financial planning and assist with the identification and review of potential merger and acquisition possibilities.

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $529,000 and $407,000 during the six months ended December 31, 2002 and year ended June 30, 2002, respectively.

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

     As of December 31, 2002, we had outstanding borrowings of approximately $18,668,000, letters of credit for Operator's Bonds outstanding of $525,000 and a reduction in borrowing base of $240,000 representing 3 months of commitment reductions. As of December 31, 2002, we had approximately $560,000 available under the Credit Facility.

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

Results of Operations for the Three and Six Months Ended December 31, 2002 Compared to the Three and Six Months Ended December 31, 2001
--------------------------------------------------------------------------

     Net Earnings (Loss). Our net income for the three and six months ended December 31, 2002 were $428,000 and $545,000 compared to a net loss of $1,688,000 and $1,906,000 for the three and six months ended December 31, 2001. The results for the three and six months ended December 31, 2002 and 2001 were effected by the items described in detail below.

     Revenue. Total revenues for the three and six months ended December 31, 2002 were $5,704,000 and $11,138,000 compared to $1,763,000 and $4,179,000 for the three and six months ended December 31, 2001. Oil and gas sales for the six months ended December 31, 2002 were $6,091,000 and $11,558,000 compared to $1,763,000 and $4,179,000 for the three and six months ended December 31, 2001. The increase in oil and gas sales during the three and six months ended December 31, 2002 resulted from the acquisitions completed during fiscal 2002 and an increase in oil and gas prices.

     Production volumes and average prices received for the six months ended December 31, 2002 and 2001 are as follows:

                                        Three Months Ended
                                           December 31,
                                    2002                    2001
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)             62,000      60,000       29,000     75,000
   Gas (Mcf)                739,000           -      168,000          -

Average Price:
   Net of forward contract sales and derivative activity
   Oil (per barrel)         $27.84       $19.23      $18.39     $10.96
   Gas (per Mcf)            $ 3.82       $    -      $ 2.30     $    -

   Gross of forward contract sales and derivative activity
   Oil (per barrel)         $27.60       $19.81      $18.22     $10.96
   Gas (per Mcf)            $ 4.36       $    -      $ 2.28     $    -

     Revenues for the three months ended December 31, 2002 include impact of derivative loss of $387,000. Production volumes and average prices received for the six months ended December 31, 2002 and 2001 are as follows:

                                          Six Months Ended
                                            December 31,
                                    2002                    2001
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)            126,000      122,000      56,000    144,000
   Gas (Mcf)              1,540,000            -     317,000          -

Average Price:
   Net of forward contract sales and derivative activity
   Oil (per barrel)          $26.70       $19.66     $22.11     $14.05
   Gas (per Mcf)             $ 3.49       $    -     $ 2.89     $    -

   Gross of forward contract sales and derivative activity
   Oil (per barrel)          $26.70       $20.10     $22.26     $14.05
   Gas (per Mcf)             $ 3.76       $    -     $ 2.89     $    -

Revenues for six months ended December 31, 2002 include impact of derivative loss of $420,000.

     Lease Operating Expenses. Lease operating expenses for the three and six months ended December 31, 2002 were $2,567,000 and $4,636,000 compared to $1,093,000 and $1,814,000 for the three and six months ended December 31, 2001. Lease operating expense increased compared to 2001 as a result of the acquisitions completed during fiscal 2002. On a per Bbl equivalent basis, production expenses and taxes were $8.69 and $7.65 for onshore properties and $13.33 and $14.00 for offshore properties during the three and six months ended December 31, 2002 compared to $4.40 and $4.13 for onshore properties and $9.26 and $11.24 for offshore properties for the three and six months ended December 31, 2001. Our North Dakota properties owned during first quarter fiscal 2001 and sold during second quarter fiscal 2001 had low operating costs compared to production. The properties acquired during fiscal 2002 have more typical operating costs and as such, lease operating costs per equivalent Bbl increased during 2002 compared to the prior year.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 2002 was $1,192,000 and $2,877,000 compared to $869,000 and $1,662,000 for the three and six months ended December 31, 2001. On a per Bbl equivalent basis, the depletion rate was $4.78 and $5.88 for onshore properties and $5.05 and $4.95 for offshore properties during the three and six months ended December 31, 2002 compared to $9.81 and $10.29 for onshore properties and $4.16 and $3.75 for offshore properties for the three and six months ended December 31, 2001. The increase in oil and gas prices during the quarter ended December 31, 2002 extended the lives of our properties which caused a decrease in depletion for our second quarter of fiscal 2003 compared to our first quarter of fiscal 2003.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $40,000 and $47,000 for the three and six months ended December 31, 2002 compared to $37,000 and $109,000 for the three and six months ended December 31, 2001.

     Dry Hole Costs. Dry hole costs for the three and six months ended December 31, 2002 were $43,000 and $43,000 compared to $256,000 and $381,000 for the three and six months ended December 31, 2001. The costs incurred in fiscal 2003 represent a non-operated drilling location in Texas and the costs incurred during fiscal 2002 related to an unsuccessful drilling program in South Dakota.

     Professional Fees. Professional fees for the three and six months ended December 31, 2002 were $142,000 and $319,000 compared to $346,000 and $670,000 for the three and six months ended December 31, 2001. Professional fees consist of corporate, legal and accounting costs related to investor relations and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for three and six months ended December 31, 2002 were $835,000 and $1,686,000 compared to $352,000 and $585,000 for the three and six months ended December 31, 2001. The increase in general and administrative expenses is primarily attributed to increased costs associated with the acquisitions completed in fiscal 2002 including office relocation and additional staff.

     Stock Option Expense. Stock option expense has been recorded for the three and six months ended December 31, 2002 and 2001 of $35,000 and $46,000 and $16,000 and $33,000, respectively, for options granted to certain directors and consultants at option prices below the market price at the date of grant. The stock option expense for fiscal 2002 and 2001 can primarily be attributed to options to certain consultants that provide us with shareholder relations services and options to our directors.

     Interest and Financing Costs. Interest and financing costs for the three and six months ended December 31, 2002 were $432,000 and $940,000 compared to $321,000 and $673,000 for the three and six months ended December 31, 2001. The increase in interest and financing costs can be attributed to the Castle acquisition which closed on May 31, 2002.

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

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $23,970,000 of variable rate debt obligations at December 31, 2002. The annual effect of a one percent change in interest rates would be approximately $240,000. The interest rate on these variable rate debt obligations approximates current market rates as of December 31, 2002.

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

Item 2.  Changes in Securities.

     During the quarter ended December 31, 2002, Delta did not issue any securities in transactions that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The 2002 Annual Meeting of our shareholders was held on December 17, 2002.

    At the Annual Meeting the following persons, constituting the entire board of directors, were elected as directors of the Company to serve until the next annual meeting:

                                                            Abstentions and
               Name                   For         Against   Broker Non-Votes
               ----                ----------     -------   ----------------

         Aleron H. Larson, Jr.     18,436,892     41,741        4,550
         Roger A. Parker           18,441,773     36,741        4,669
         Jerrie F. Eckelberger     18,417,291     56,342        9,550
         James B. Wallace          18,437,573     35,460       10,150
         James L. Castle II        18,416,672     56,961        9,550
         Russell S. Lewis          18,420,372     53,061        9,750
         John P. Keller            18,420,845     52,042       10,296


     The appointment of KPMG, LLP as our auditors for the year ended June 30, 2003 was ratified with 18,424,534 affirmative votes, 51,978 negative votes and 6,671 abstentions.

     The proposal to approve an amendment to Delta's Articles of Incorporation to reduce quorum and voting requirements for meetings of shareholders was approved with 12,811,629 affirmative votes, 179,159 negative votes and 11,391 abstensions.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. During the quarter ended December 31, 2002, Delta filed Reports on Form 8-K as follows: None.

                                 SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 11, 2003             DELTA PETROLEUM CORPORATION
                                    (Registrant)



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

Date: February 11, 2003             /s/ Roger A. Parker
                                    -----------------------------------------
                                    Name: Roger A. Parker
                                    Title: Chief Executive Officer

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

Date: February 11, 2002                /s/ Kevin K. Nanke
                                       -------------------------------------
                                       Name:  Kevin K. Nanke
                                       Title: Chief Financial Officer

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER OF
                            DELTA PETROLEUM CORPORATION
                         PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-Q of Delta Petroleum Corporation, for the period ending December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Petroleum Corporation.



/s/ Roger A. Parker                          /s/ Kevin K. Nanke
-------------------------------              --------------------------------
Roger A. Parker                              Kevin K. Nanke
Chief Executive Officer                      Chief Financial Officer

February 11, 2003                            February 11, 2003