Form 10-Q
period 2003-03-31
DELTA PETROLEUM CORP/CO
filed 2003-05-13
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

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

23,021,000 shares of common stock $.01 par value were outstanding as of May 5, 2003.

                                                                    FORM 10-Q
                                                                    3rd QTR.
                                                                    FY 2003

                                  INDEX

PART I     FINANCIAL INFORMATION

                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2003 (unaudited)
          and June 30, 2002............................................  1

          Consolidated Statements of Operations -
          Three and Nine Months Ended
          March 31, 2003 and 2002 (unaudited)..........................  3

          Consolidated Statement of Stockholders' Equity
          and Comprehensive Income (loss)
          Year Ended June 30, 2002 and
          Nine Months Ended March 31, 2003 (unaudited).................  5

          Consolidated Statements of Cash Flows -
          Nine Months Ended March 31, 2003 and 2002
          (unaudited)..................................................  6

          Notes to Consolidated Financial Statements (unaudited).......  7

Item 2.   Management's Discussion and Analysis
          Or Plan of Operations........................................ 16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk... 25

Item 4.   Controls and Procedures...................................... 25

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings........................................... .26
Item 2.   Changes in Securities........................................ 26
Item 3.   Defaults upon Senior Securities.............................. 26
Item 4.   Submission of Matters to a Vote of
          Security Holders............................................. 26
Item 5.   Other Information......................................... .. 26
Item 6.   Exhibits and Reports on Form 8-K............................. 26



The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------



                                                               March 31        June 30,
                                                                2003            2002
                                                             ------------     -----------
                                                             (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $  1,714,000     $ 1,024,000
     Marketable securities available for sale                     435,000         485,000
     Trade accounts receivable, net of
        allowance for doubtful accounts of $50,000 at
        March 31, 2003 and June 30, 2002                        5,264,000       4,713,000
     Prepaid assets                                               737,000         785,000
     Other current assets                                         338,000         442,000
                                                             ------------     -----------

          Total current assets                                  8,488,000       7,449,000
                                                             ------------     -----------
Property and equipment:
     Oil and gas properties, at cost (using
        the successful efforts method
        of accounting)                                         78,610,000      73,002,000
      Less accumulated depreciation and depletion             (11,232,000)     (7,018,000)
                                                             ------------     -----------

          Net property and equipment                           67,378,000      65,984,000
                                                             ------------     -----------
Long-term assets:
     Deferred financing costs                                     116,000         260,000
     Partnership net assets                                       267,000         384,000
                                                             ------------     -----------

         Total long term assets                                   383,000         644,000
                                                             ------------     -----------

                                                             $ 76,249,000     $74,077,000
                                                             ============     ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED
-----------------------------------------------------------------------------


                                                              March 31,         June 30,
                                                                2003             2002
                                                             ------------     -----------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                   $  2,223,000     $  3,498,000
        Accounts payable                                       3,530,000        3,488,000
        Derivative instruments                                   691,000                -
        Current foreign tax payable                              703,000          703,000
        Other accrued liabilities                                178,000           31,000
                                                            ------------     -----------

             Total current liabilities                         7,325,000        7,720,000
                                                            ------------      -----------

Long-term Liabilities:
        Asset retirement obligation                              665,000                -
        Long-term debt, net                                   21,371,000       21,441,000
                                                            ------------      -----------

             Total long-term liabilities                      22,036,000       21,441,000

Stockholders' Equity:
        Preferred stock, $.10 par value;
           authorized 3,000,000 shares, none issued                    -                -
        Common stock, $.01 par value;
           authorized 300,000,000 shares, issued 22,987,000
           shares at March 31, 2003 and 22,618,000
           at June 30, 2002                                      230,000          226,000
        Additional paid-in capital                            77,371,000       76,514,000
        Put option on Delta stock                             (2,886,000)      (2,886,000)
        Accumulated other comprehensive loss                    (826,000)         (85,000)
        Accumulated deficit                                  (27,001,000)     (28,853,000)
                                                            ------------      -----------

             Total stockholders' equity                       46,888,000        4,916,000
                                                            ------------      -----------

Commitments                                                 $ 76,249,000      $74,077,000
                                                            ============      ===========




              See accompanying notes to consolidated financial statements

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                                                Three Months Ended
                                                                ------------------
                                                              March 31,       March 31,
                                                                2003            2002
                                                             ----------      -----------
Revenue:
  Oil and gas sales                                          $7,717,000      $ 1,138,000
  Realized loss on derivative instruments, net                 (971,000)               -
  Gain on sale of oil and gas properties                        229,000         (107,000)
                                                             ----------      -----------

             Total revenue                                    6,975,000        1,031,000

Operating expenses:
  Lease operating expense                                     2,556,000          865,000
  Depreciation and depletion                                  1,428,000          587,000
  Exploration expense                                            83,000           16,000
  Dry hole costs                                                 89,000           15,000
  Professional fees                                             187,000          284,000
  General and administrative                                    881,000          566,000
  Stock option expense                                           36,000           20,000
                                                             ----------      -----------

             Total operating expense                          5,260,000        2,353,000
                                                             ----------      -----------

Income (loss)from operations                                  1,715,000       (1,322,000)

Other income and (expense):
     Other income                                                     -            9,000
     Interest and financing costs                              (408,000)        (274,000)
                                                             ----------      -----------

             Total other expense                               (408,000)        (265,000)
                                                             ----------      -----------

             Net income (loss)                               $1,307,000      $(1,587,000)
                                                             ==========      ===========

Net income (loss) per common share:
     Basic                                                   $     0.06      $     (0.13)
                                                             ==========      ===========
     Diluted                                                 $     0.05      $     (0.13)*
                                                             ==========      ===========


* Potentially dilutive securities outstanding were anti-dilutive



               See accompanying notes to consolidated financial statements

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
------------------------------------------------------------------------------

                                                                  Nine Months Ended
                                                                  -----------------
                                                              March 31,        March 31,
                                                                 2003           2002
                                                             -----------     -----------
Revenue:
  Oil and gas sales                                          $19,275,000     $ 5,317,000
  Realized loss on derivative instruments, net                (1,391,000)              -
  Gain on sale of oil and gas properties                         229,000        (107,000)
                                                             -----------     -----------
     Total revenue                                            18,113,000       5,210,000

Operating expenses:
  Lease operating expense                                      7,192,000       2,679,000
  Depreciation and depletion                                   4,305,000       2,249,000
  Exploration expense                                            130,000         125,000
  Abandoned and impaired properties                                    -         162,000
  Dry hole costs                                                 132,000         396,000
  Professional fees                                              506,000         954,000
  General and administrative                                   2,567,000       1,151,000
  Stock option expense                                            82,000          53,000
                                                             -----------     -----------
             Total operating expenses                         14,914,000       7,769,000
                                                             -----------     -----------

Income (loss)from operations                                   3,199,000      (2,559,000)

Other income and (expense)
     Other income                                                 21,000          13,000
     Interest and financing costs                             (1,348,000)       (947,000)
                                                             -----------     -----------
             Total other expense                              (1,327,000)       (934,000)
                                                             -----------     -----------

Income (loss) before cumulative effect of                      1,872,000      (3,493,000)
       change in accounting principle

Cumulative effect of change in accounting principle              (20,000)              -
                                                             -----------     -----------
             Net income (loss)                               $ 1,852,000     $(3,493,000)
                                                             ===========     ===========

Net income (loss) per common share:
     Basic                                                   $      0.08     $     (0.30)
                                                             ===========     ===========
     Diluted                                                 $      0.07     $     (0.30)*
                                                             ===========     ===========

* Potentially dilutive securities outstanding were anti-dilutive

                See accompanying notes to consolidated financial statements

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year ended June 30, 2002 and Nine Months Ended March 31, 2003
(Unaudited)
-----------------------------------------------------------------------------

                                                                               Accumu-
                                                                               lated
                                                                               other
                                                                               compre-
                                                    Additional  Put Option     hensive
                                Common Stock         paid-in        on         income   Comprehensive  Accumulated
                               Shares     Amount     capital    Delta stock    (loss)   income (loss)    deficit      Total
                             ----------  --------  -----------  ------------ ---------  -------------- -----------  ----------

Balance, July 1, 2001        11,160,000  $112,000 $40,700,000            -  $  69,000                $(22,600,000) $18,281,000

Comprehensive loss:
 Net loss                             -         -           -            -          -    (6,253,000)   (6,253,000)  (6,253,000)
                                                                                        -----------
 Other comprehensive loss,
 net of tax
  Unrealized loss on equity
  securities                          -         -           -            -   (154,000)     (154,000)            -     (154,000)
                                                                                         -----------
Comprehensive loss                    -         -           -            -          -    (6,407,000)            -
                                                                                         ===========
Stock options granted as
 compensation                         -         -     143,000            -          -                           -      143,000
Fair value of warrants issued
 for common stock
 investment agreement                 -         -           -            -          -                           -            -
Warrant issued in exchange
 for common stock
 investment agreement                 -         -           -            -          -                           -            -
Shares issued for cash,
 net of commissions              72,000     1,000     224,000            -          -                           -      225,000
Shares issued for cash
 upon exercise of options       266,000     2,000     405,000            -          -                           -      407,000
Shares issued for services       14,000                48,000                                                   -       48,000
Shares issued for oil and
 gas properties               9,703,000    97,000  26,862,000            -          -                           -   26,959,000
Put option on Delta stock             -         -   2,886,000   (2,886,000)                                                  -
Shares issued for all
 outstanding shares of
 Piper Petroleum Company      1,377,000    14,000   5,220,000            -          -                           -    5,234,000
Shares issued for debt           51,000         -     157,000            -          -                                  157,000
Shares reacquired and
 retired                        (25,000)        -    (131,000)           -          -                           -     (131,000)
                             ----------  -------- -----------   ----------- ----------                ------------  ----------
Balance, June 30, 2002       22,618,000   226,000  76,514,000   (2,886,000)   (85,000)                (28,853,000)  44,916,000

Comprehensive loss:
 Net income                           -         -           -            -          -     1,852,000     1,852,000    1,852,000
                                                                                         ----------
 Other comprehensive loss,
 net of tax
   Change in fair value of
    derivative hedging
    instruments                       -         -           -            -   (691,000)     (691,000)            -     (691,000)
   Unrealized gain on
    equity securities                 -         -           -            -    (50,000)      (50,000)            -      (50,000)
                                                                                         ----------
Comprehensive income                  -         -           -            -                1,111,000
                                                                                         ==========
Stock options granted as
 compensation                         -         -      81,000            -          -                           -       81,000
Shares issued for cash
 upon exercise of options       369,000     4,000     776,000            -          -                           -      780,000
                             ----------  -------- -----------   -----------  ---------               ------------   ----------
Balance, March 31, 2003      22,987,000  $230,000 $77,371,000  ($2,886,000) ($826,000)               $(27,001,000) $46,888,000
                             ==========  ======== ===========   =========== ==========               ============  ===========

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                    Nine Months Ended
                                                                March 31,          March 31,
                                                                  2003               2002
                                                               -----------        -----------
Cash flows operating activities:
     Net income (loss)                                         $ 1,852,000        $(3,493,000)
     Adjustments to reconcile net income (loss) to cash
               provided by operating activities:
          Depreciation and depletion                             4,305,000          2,249,000
          Stock option expense                                      82,000             53,000
          Amortization of financing costs                          341,000            417,000
          Abandoned and impaired properties                              -            162,000
          (Gain) loss on sale of oil and gas properties           (229,000)           107,000
          Shares issued for services                                     -             48,000
          Cumulative effect on change in accounting principle       20,000
     Net changes in operating assets and operating
               liabilities:
          Increase (decrease) in trade accounts receivable      (1,145,000)           897,000
          Decrease in prepaid assets                                48,000             32,000
          Increase in other current assets                         (80,000)            (7,000)
          Increase (decrease) in accounts payable trade             42,000         (1,010,000)
          Increase (decrease) in other accrued liabilities         147,000             (1,000)
                                                               -----------        -----------
Net cash provided by (used in) operating activities            $ 5,383,000        $  (546,000)
                                                               -----------        -----------
Cash flows from investing activities:
          Additions to property and equipment, net              (4,956,000)        (2,009,000)
          Proceeds from sale of oil and gas properties             725,000          3,398,000
          Increase in oil and gas properties available for sale          -            (22,000)
          Merger with Piper                                              -             74,000
          Increase (decrease) in long term assets                  117,000            (72,000)
                                                               -----------        -----------
Net cash provided by (used in) investing activities             (4,114,000)         1,369,000
                                                               -----------        -----------
Cash flows from financing activities:
          Stock issued for cash upon exercise of options           780,000            399,000
          Issuance of common stock for cash                              -            225,000
          Proceeds from borrowings                                       -          1,633,000
          Repayment of borrowings                               (1,359,000)        (3,347,000)
          Decrease (increase) in accounts receivable from
               related parties                                           -             23,000
                                                               -----------        -----------
Net cash used in financing activities                             (579,000)        (1,067,000)
                                                               -----------        -----------
Net increase (decrease) in cash and cash equivalents               690,000           (244,000)
                                                               -----------        -----------
Cash at beginning of period                                      1,024,000            518,000
                                                               -----------        -----------
Cash at end of period                                          $ 1,714,000        $   274,000
                                                               ===========        ===========
Supplemental cash flow information -
Cash paid for interest and financing costs                     $   952,000        $   530,000
                                                               ===========        ===========
Non-cash financing activities:
Shares issued for all outstanding shares of
     Piper Petroleum Company                                   $         -        $ 5,234,000
                                                               ===========        ===========
Common stock issued for the purchase
     of oil and gas properties, net of return of
     deposited shares                                          $         -        $   375,000
                                                               ===========        ===========
Shares recquired and retired for
     oil and gas properties and option exercise                $         -        $   131,000
                                                               ===========        ===========
Common stock issued note payable
     and accrued interest or accounts payable                  $         -        $   157,000

                    See accompanying notes to consolidated financial statements.

                                      6
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

                                                       Cumulative
                                                       Unrealized      Estimated
                                            Cost       Gain (loss)    Market Value
                                           --------    -----------    ------------
March 31, 2003
  Bion Environmental Technologies, Inc.    $152,000    $(145,000)      $  7,000
  Tipperary Oil & Gas Company              $418,000    $  10,000       $428,000
                                           --------    ---------       --------
                                           $570,000    $(135,000)      $435,000
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

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

(4)  Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years of $20,000, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company's asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. On July 1, 2002 the Company also recorded $644,000 of asset retirement obligations (using an 8% discount rate), an increase in the carrying amount of its oil and gas properties of $664,000 and a decrease to accumulated depreciation of $20,000. The following is a description of the changes and pro forma changes to the Company's asset retirement obligations from July 1, 2002 to March 31, 2003.

     Asset retirement obligation - July 1, 2002           $644,000
     Accretion                                              21,000
     Additions                                                   - *
     Settlements                                                 - *
                                                          --------
     Asset retirement obligation - March 31, 2003          665,000
     Less: Current asset retirement obligation                   -
                                                          --------
     Long-term asset retirement obligation                $665,000
                                                          --------
     * less than $1,000

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(4)  Asset Retirement Obligations, Continued

     The pro forma effects of the application of SFAS No. 143 would have an immaterial effect on net income and no effect on earnings per share.

(5)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10,127,000, at March 31, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2003 and that no impairment in the carrying values have occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.

(6)  Long Term Debt
                              March 31, 2003         June 30, 2002

          A                     $18,668,000           $18,918,000
          B                     $ 4,926,000           $ 6,021,000
                                -----------           -----------
                                $23,594,000           $24,939,000

          Current Portion       $ 2,223,000           $ 3,498,000
                                -----------           -----------

          Long-Term Portion     $21,371,000           $21,441,000
                                ===========           ===========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------

A. On May 31, 2002, the Company obtained a $20 million credit facility with Bank of Oklahoma and Local Oklahoma Bank (the "Banks"). The facility has a variable interest rate component based on the total debt outstanding, (4.75% at March 31, 2003) and a monthly commitment reduction of $82,000 as of March 31, 2003. The proceeds from this facility were used for the acquisition of Castle's properties and to pay off the remaining US Bank debt. The loan is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is in compliance with its quarterly debt covenants and restrictions.

B. On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from KFOC. In addition, the Company will be required to pay a fee of $250,000 on June 1, 2003 if the loan has not been retired prior to this date. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and New Mexico acquisitions. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The loan is collateralized by the Company's remaining oil and gas properties acquired with the loan proceeds.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------

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


(8)  Commodity Derivative Instruments and Hedging Activities

     The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All transactions are accounted for in accordance with requirements of SFAS No. 133 which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to realized gain (loss) on derivative instruments as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk activities.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------

     As of March 31, 2003, the Company recorded a derivative liability of approximately $691,000 for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss in other comprehensive income. The realized net losses from hedging activities were $1,391,000 for the nine months ended March 31, 2003.

     As of March 31, 2003, the Company had approximately 18,000 Bbls of oil and 382,000 Mcf of natural gas subject to commodity price risk contracts for the remainder of fiscal 2003. The fiscal 2003 contracts have weighted average floor prices of $25.02 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $25.02 per barrel and $4.50 per Mmbtu, respectively. The Company has approximately 18,000 Bbls of oil and 386,000 Mcf of natural gas subject to commodity price risk contracts for fiscal 2004. The fiscal 2004 contracts have weighted average floor prices of $25.02 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $25.02 per barrel and $4.50 per Mmbtu, respectively.

(9)  Comprehensive Income

     Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the nine months ended March 31, 2003 and 2002 are as follows:

                                         Nine Months Ended      Nine Months Ended
                                         March 31, 2003         March 31, 2002
                                         -----------------      -----------------
Net Income (loss)                           $1,852,000             $(3,493,000)
Other comprehensive income
  Change in fair value of derivative
   hedging instruments                        (691,000)                      -

  Unrealized gain (loss) on marketable
   Securities                               $  (50,000)             $ (109,000)
                                             ---------             -----------

  Other comprehensive income
Comprehensive income (loss)                 $1,111,000             $(3,602,000)
                                             =========             ===========


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------

(10)  Income Taxes

     For income tax purposes, the Company has net operating loss carryforwards expiring at various dates through 2022. As a result of the acquisitions and other issuances of stock, the utilization of the net operating loss carryforwards is subject to an annual limitation by the provisions of Section 382 of the Internal Revenue Code.

     The Company recognized no tax expense in fiscal 2003 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in fiscal 2002 because realization was not more likely than not. The remaining deferred tax asset at March 31, 2003, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.

(11)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                              March 31,
                                                         2003           2002
                                                         ----           ----
     Numerator:
       Numerator for basic and diluted
        earnings (loss) per share - income (loss)
        available to common stockholders             $ 1,307,000     $(1,587,000)
                                                     -----------     -----------
     Denominator:
       Denominator for basic earnings (loss)
        per share-weighted average shares
        outstanding                                   22,952,000      12,124,000
       Effect of dilutive securities-
        stock options and warrants                     2,956,000               *
                                                     -----------     -----------
     Denominator for diluted
       earnings per common share                      25,908,000      12,124,000
                                                     ===========     ===========
     Basic earnings (loss) per common share          $       .06     $      (.13)
                                                     ===========     ===========
     Diluted earnings (loss) per common share        $       .05     $      (.13)*
                                                     ===========     ===========
     Anti-dilutive securities outstanding              1,809,000       5,564,000
                                                     ===========     ===========


     *  Potentially dilutive securities outstanding were anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          Nine Months Ended
                                                               March 31,
                                                         2003           2002
                                                         ----           ----
     Numerator:
       Numerator for basic and diluted
        earnings (loss) per share - income (loss)
        available to common stockholders             $ 1,852,000     $(3,493,000)
                                                     -----------     -----------
     Denominator:
       Denominator for basic earnings (loss)
        per share-weighted average shares
        outstanding                                   22,756,000      11,513,000
       Effect of dilutive securities-
        stock options and warrants                     2,905,000               *
                                                     -----------     -----------
     Denominator for diluted
       earnings (loss) per common share               25,661,000      11,513,000
                                                     ===========     ===========
     Basic earnings (loss) per common share          $       .08     $      (.30)*
                                                      ===========     ==========
     Diluted earnings (loss) per common share        $       .07     $      (.30)*
                                                     ===========     ===========
     Anti-dilutive securities outstanding              1,860,000       5,564,000
                                                     ===========     ===========


     *  Potentially dilutive securities outstanding were anti-dilutive.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     Forward Looking Statement
     -------------------------

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors included in the following text as well as other risks previously discussed in our annual report on Form 10-K.


     Critical Accounting Policies and Estimates
     ------------------------------------------

     The discussion and analysis of our financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Successful Efforts Method of Accounting
     ---------------------------------------

     We account for natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

     Reserve Estimates
     -----------------

     Estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact very considerable from actual results. The future drilling costs associated with reserves assigned to proved undeveloped location may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Impairment of Gas and Oil Properties
     ------------------------------------

     We review our gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of its gas and oil properties and compares such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the gas and oil properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markers, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. As a result of our review, we recognized an impairment of $162,000 for the nine months ended March 31, 2002. We did not record an impairment during the nine months ended March 31, 2003.

     Recently Issued Accounting Standards and Pronouncements
     -------------------------------------------------------

     Statement 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We do not believe this statement will have a material impact to our financial statements.

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

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that a guarantor disclose and recognize in its financial statements its obligations relating to guarantees that it has issued. Liability recognition is required at the inception of the guarantee, whether or not payment is probable. We will apply the recognition and measurement provisions of FIN No. 45 on a prospective basis and, as such, do not expect it to have an initial material impact on our financial statements upon adoption.

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

     Working Capital
     ---------------

     At March 31, 2003, we had working capital of $1,163,000 compared to a working capital deficit of $271,000 at June 30, 2002. Our current assets include trade accounts receivable of $5,264,000. Our current liabilities include the current portion of long-term debt of $2,223,000 at March 31, 2003. The decrease in the current portion of long-term debt and increase in working capital from March 31, 2003 is primarily attributable to the reduction of our monthly commitment under our current bank facility. Our increase in working capital is primarily attributable to the net income derived from our recent acquisitions.

     Cash Provided by (Used in) Operating Activities
     -----------------------------------------------

     During the nine months ended March 31, 2003, we had cash provided by operating activities of $5,383,000 compared to cash used in operating activities of $546,000 during the same period ended March 31, 2002. This increase in operating activities is a result of increased cash flow from the properties acquired from Castle Energy Corporation ("Castle") and Piper Petroleum Company ("Piper") during fiscal year 2002.

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

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $780,000 and $407,000 during the nine months ended March 31, 2003 and year ended June 30, 2002, respectively.

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

     As of March 31, 2003, we had outstanding borrowings of approximately $18,668,000, letters of credit for Operator's Bonds outstanding of $525,000 and a reduction in borrowing base of $492,000 representing 6 months of commitment reductions. As of March 31, 2003, we had approximately $315,000 available under the Credit Facility.

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

     Income Taxes
     ------------

     The Company recognized tax expense in 2003 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in 2002 because realization was not more likely than not. The remaining deferred tax asset at March 31, 2003, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.

Results of Operations for the Three and Nine Months Ended March 31, 2003 Compared to the Three and Nine Months Ended March 31, 2002.
--------------------------------------------------------------------------

     Net Earnings (Loss). Our net income for the three and nine months ended March 31, 2003 were $1,307,000 and $1,852,000 compared to a net loss of $1,587,000 and $3,493,000 for the three and nine months ended March 31, 2002. The results for the three and nine months ended March 31, 2003 and 2002 were effected by the items described in detail below.

     Revenue. Total revenue for the three and nine months ended March 31, 2003 were $6,975,000 and $18,113,000 compared to $1,031,000 and $5,210,000 for the three and nine months ended March 31, 2002. Oil and gas sales for the nine months ended March 31, 2003 were $7,717,000 and $19,275,000 compared to $1,138,000 and $5,317,000 for the three and nine months ended March 31, 2002. The increase in oil and gas sales during the three and nine months ended March 31, 2003 resulted from the acquisitions completed during fiscal 2002 and an increase in oil and gas prices. Offshore revenue increased by approximately $381,000 and $753,000 while experiencing a decline in production of 15% and 15% for the three and nine months ended March 31, 2003, respectively, compared to the same period a year ago.

     Production volumes and average prices received for the three months ended March 31, 2003 and 2002 are as follows:

                                        Three Months Ended
                                             March 31,
                                    2003                    2002
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)             63,000      53,000        5,000     62,000
   Gas (Mcf)                748,000           -      154,000          -

Average Price:
   Net of forward contract sales and derivative activity
   Oil (per barrel)          $30.11      $22.82       $17.26     $13.24
   Gas (per Mcf)             $ 4.87      $    -       $ 1.43     $    -

   Gross of forward contract sales and derivative activity
   Oil (per barrel)          $32.32      $25.55       $17.26     $13.24
   Gas (per Mcf)             $ 5.98      $    -       $ 1.43     $    -


     Revenues for the three months ended March 31, 2003 include impact of derivative loss of $971,000. Production volumes and average prices received for the nine months ended March 31, 2003 and 2002 are as follows:

                                          Nine Months Ended
                                              March 31,
                                    2003                    2002
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)            189,000      175,000      61,100    207,000
   Gas (Mcf)              2,288,000            -     471,000          -

Average Price:
   Net of forward contract sales and derivative activity
   Oil (per barrel)          $27.52       $20.61      $21.70     $13.81
   Gas (per Mcf)             $ 3.97       $    -      $ 2.41     $    -

   Gross of forward contract sales and derivative activity
   Oil (per barrel)          $28.57       $21.75      $21.84     $13.81
   Gas (per Mcf)             $ 4.49       $    -      $ 2.41     $    -

     Revenues for nine months ended March 31, 2003 include impact of derivative loss of $1,391,000.

     Gain on sale of oil and gas properties. During the quarter ended March 31, 2003, the Company sold some immaterial non-strategic properties primarily acquired in the Piper acquisition. As a result of the sale, the Company recorded a gain on sale of $229,000.

     Lease Operating Expenses. Lease operating expenses for the three and nine months ended March 31, 2003 were $2,556,000 and $7,192,000, respectively compared to $865,000 and $2,679,000 for the three and nine months ended March 31, 2002, respectively. Lease operating expense increased compared to 2002 as a result of the acquisitions completed during fiscal 2003. On a per Bbl equivalent basis, production expenses and taxes were $9.47 and $8.25 for onshore properties and $14.71 and $14.21 for offshore properties during the three and nine months ended March 31, 2003, respectively compared to $4.06 and $4.12 for onshore properties and $11.82 and $10.17 for offshore properties for the three and nine months ended March 31, 2002, respectively. The properties acquired during fiscal 2002 have more typical operating costs than those previously owned by the Company, and as such, lease operating costs per equivalent Bbl increased during 2003 compared to the prior year. Offshore lease operating expenses increased slightly for the three and nine months ended March 31, 2003 and the costs per Bbl equivalent increased as production declined 14% and 15%, respectively.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 2003 was $1,428,000 and $4,305,000, respectively compared to $587,000 and $2,249,000, for the three and nine months ended March 31, 2002. On a per Bbl equivalent basis, the depletion rate was $6.18 and $5.98 for onshore properties and $4.81 and $4.90 for offshore properties during the three and nine months ended March 31, 2003, respectively compared to $9.34 and $10.08 for onshore properties and $4.05 and $4.77 for offshore properties for the three and nine months ended March 31, 2002, respectively. Depreciation and depletion expense increased during the three and nine months relating to the acquisitions completed during fiscal 2003. The fluctuation in oil and gas prices either extends on curtails the lives of our properties resulting in either lower or higher depletion expense.

     Exploration Expenses. Exploration expenses consist of geological, geophysical costs and lease rentals. Exploration expenses were $83,000 and $130,000 respectively for the three and nine months ended March 31, 2003 compared to $16,000 and $125,000 for the three and nine months ended March 31, 2002, respectively.

     Abandoned and Impaired Properties. For the nine months ended March 31, 2002 we impaired $60,000 relating to undeveloped properties in onshore California and $102,000 relating to our Eland and Stadium fields in Stark County, North Dakota, which were sold on February 1,2002. There were no abandonments or impairments for the nine months ended March 31, 2002.

     Dry Hole Costs. Dry hole costs for the three and nine months ended March 31, 2003 were $89,000 and $132,000, respectively compared to $15,000 and $396,000 for the three and nine months ended March 31, 2002, respectively.
The costs incurred in fiscal 2003 represent one operated drilling location in Louisiana and two non-operated drilling locations, one in Texas and one in Montana. The costs incurred during fiscal 2002 related to an unsuccessful drilling program in South Dakota.

     Professional Fees. Professional fees for the three and nine months ended March 31, 2003 were $187,000 and $506,000, respectively compared to $284,000 and $954,000 for the three and nine months ended March 31, 2002, respectively. Professional fees consist of corporate, legal and accounting costs related to investor relations and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for three and nine months ended March 31, 2003 were $881,000 and $2,567,000, respectively compared to $566,000 and $1,151,000 for the three and nine months ended March 31, 2002, respectively. The increase in general and administrative expenses is primarily attributed to increased costs associated with the acquisitions completed in fiscal 2003 including office relocation and additional staff.

     Stock Option Expense. Stock option expense has been recorded for the three and nine months ended March 31, 2003 in the amount of $36,000 and

$82,000, respectively and $20,000 and $53,000, respectively, for the three and nine months ended March 31, 2002. This expense is for options granted to certain directors and consultants at option prices below the market price at the date of grant. The stock option expense for fiscal 2003 and 2002 can primarily be attributed to options to certain consultants that provide us with shareholder relations services and options to our directors.

     Interest and Financing Costs. Interest and financing costs for the three and nine months ended March 31, 2003 were $408,000 and $1,348,000, respectively compared to $274,000 and $947,000 for the three and nine months ended March 31, 2002, respectively. The increase in interest and financing costs can be attributed to the Castle acquisition which closed on May 31, 2002.

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

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $23,593,000 of variable rate debt obligations at March 31, 2003. The annual effect of a one percent change in interest rates would be approximately $235,930. The interest rate on these variable rate debt obligations approximates current market rates as of March 31, 2003.

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

Item 2.  Changes in Securities.

     During the quarter ended March 31, 2003, Delta did not issue any securities in transactions that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit No.            Description

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


     (b) Reports on Form 8-K. During the quarter ended March 31, 2003, Delta filed Reports on Form 8-K as follows: None.

                                 SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003                  DELTA PETROLEUM CORPORATION
                                    (Registrant)



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

Date: May 13, 2003                  /s/ Roger A. Parker
                                    -----------------------------------------
                                    Name: Roger A. Parker
                                    Title: Chief Executive Officer

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

Date: May 13, 2003                     /s/ Kevin K. Nanke
                                       -------------------------------------
                                       Name:  Kevin K. Nanke
                                       Title: Chief Financial Officer