Form 10-K
period 2003-06-30
DELTA PETROLEUM CORP/CO
filed 2003-09-23
CIK 821483

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-K


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003.

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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  [X] Yes    [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  [  ]Yes    No [X]

The aggregate market value as of September 15, 2003 of voting stock held by non-affiliates of the registrant was $70,202,000.

As of September 15, 2003, 23,418,000 shares of registrant's Common Stock $.01 par value were issued and outstanding.

Documents incorporated by reference: The information required by Part III of this Form 10-K is incorporated by reference to the Company's Definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders.




                             TABLE OF CONTENTS


                             PART I

                                                                         PAGE


ITEM 1.  DESCRIPTION OF BUSINESS ........................................   4
ITEM 2.  DESCRIPTION OF PROPERTY ........................................  16
ITEM 3.  LEGAL PROCEEDINGS ..............................................  36
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  37
ITEM 4A  DIRECTORS AND EXECUTIVE OFFICERS ...............................  37


                            PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......  40
ITEM 6.  SELECTED FINANCIAL DATA ........................................  41
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ......................................  41
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....  54
ITEM 8.  FINANCIAL STATEMENTS ...........................................  54
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE .........................  54
ITEM 9A. CONTROLS AND PROCEDURES ........................................  55


                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............  55
ITEM 11. EXECUTIVE COMPENSATION .........................................  55
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT .................................................  55
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  55
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES .........................  55

                            PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K ......................................................  56




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

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development.

     Delta Petroleum Corporation ("Delta," "we," "us") is a Colorado corporation organized on December 21, 1984. We maintain our principal executive offices at 475 Seventeenth Street, Suite 1400, Denver, Colorado 80202, and our telephone number is (303) 293-9133. Our common stock is listed on NASDAQ under the symbol DPTR.

     We are engaged in the acquisition, exploration, development and production of oil and gas properties. As of June 30, 2003, we had varying interests in 488 gross (260 net) productive wells located in fourteen (14) states and offshore California. These do not include varying small interests in 666 gross (5.2 net) wells located primarily in Texas which are owned by our subsidiary Piper Petroleum Company. We also have interests in five federal units and one lease offshore California near Santa Barbara along with a financial interest in a nearby producing offshore federal unit (see Item 2 "Description of Property"). We operate approximately 270 of the wells and the remaining wells are operated by independent operators. All of these wells are operated under contracts which we believe are standard in the industry. At June 30, 2003, we estimated onshore proved reserves to be approximately 3,698,000 Bbls of oil and 55.2 Bcf of gas, of which approximately 2,608,000
Bbls of oil and 28.6 Bcf of gas were proved developed reserves.   At June 30,
2003, we estimated offshore proved reserves to be approximately 2,051,000 Bbls of oil, of which approximately 919,000 Bbls were proved developed reserves. (See "Description of Property", Item 2 herein.)

     We have an authorized capital of 3,000,000 shares of $.10 par value preferred stock, of which no shares were issued, and 300,000,000 shares of $.01 par value common stock, of which 23,286,000 shares were issued and outstanding as of June 30, 2003. We have outstanding warrants and options to non-employees to purchase 1,255,000 shares of common stock at prices ranging from $3.00 per share to $6.00 per share at June 30, 2003. Additionally, as of June 30, 2003 we had outstanding options which were granted to our officers, employees and directors under our incentive plans, to purchase up to 3,411,000 shares of common stock at prices ranging from $0.05 to $9.75 per share.

     On June 20, 2003, Delta acquired producing oil and gas interests and related undeveloped acreage in Kansas from JAED Production Company ("JAED"), an unrelated entity, for which Delta paid $9,000,000 in cash and issued 200,000 shares of common stock. The shares issued were recorded at a stock price of $4.61, a five day average closing price surrounding the announcement of the transaction. Delta recorded a purchase price adjustment of approximately $291,000 which reflects the net revenues after operating costs and acquisition related costs from the effective date of June 1, 2003 through the closing date of June 20, 2003.

     Also on June 20, 2003, Delta increased its credit facility from $20 million to $29.3 million with Bank of Oklahoma and Local Oklahoma Bank (the
"Banks").   The proceeds from this facility were used for the acquisitions of

JAED during fiscal 2003 and Castle Energy Corporation ("Castle") during fiscal 2002. At June 30, 2003, our total borrowings were approximately $32,214,000. A substantial portion of our oil and gas properties are pledged as collateral for our loan and the terms of the Credit Agreement limit our flexibility to engage in many types of business activities without obtaining the consent of our lenders in advance.

     At June 30, 2003, we owned 4,277,977 shares of common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company (registered under the Securities Exchange Act of 1934) whose activities include oil and gas exploration, development, and production operations. On July 1, 2001, we purchased all the producing properties of Amber, our 91.68% owned subsidiary, for $107,000. The purchase price was based on an evaluation performed by an unrelated engineering firm. The effects of this transaction are eliminated in the consolidated financial statements. At June 30, 2003, Amber still owned a portion of the interest referenced above in our non-producing oil and gas properties offshore California near Santa Barbara. The Company and Amber entered into an agreement effective October 1, 1998 which provides, in part, for the sharing of the management between the two companies and allocation of expenses related thereto.

     On May 31, 2002, Delta acquired all of the domestic oil and gas properties of Castle. The properties acquired from Castle consisted of interests in approximately 525 producing wells located in fourteen (14) states, plus associated undeveloped acreage. Delta issued 9,566,000 shares of Common Stock to Castle as part of the purchase price. Although all of these shares have been registered for sale, none has yet been sold.

     As a part of the acquisition, upon closing, Delta granted an option to acquire a 4% working interest in the properties acquired for a cost of $878,000 to BWAB Limited Liability Company ("BWAB"), a less than 10% shareholder of Delta, which BWAB exercised. The difference between the $878,000 paid by BWAB which is less than fair value, and 4% of the cost of the Castle properties was treated as an additional acquisition cost by Delta for its consultation and assistance related to the transaction. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

     On February 19, 2002, we completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. We issued 1,377,240 shares of our restricted common stock for 100% of the shares of Piper. The 1,377,240 shares of restricted common stock were valued at approximately $5,234,000 based on the five-day average market closing price of Delta's common stock surrounding the announcement of the merger. In addition, we issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, we acquired Piper's working and royalty interests in over 700 gross (5.3 net) wells which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. On May 24, 2002 we completed the sale of our undivided interests in Australia to Tipperary Corporation, in exchange for Tipperary's producing properties in the West Buna Field (Hardin and Jasper counties, Texas)which had a fair market value of approximately $4,100,000, $700,000 in cash, and 250,000 unregistered shares of Tipperary common stock. No gain or loss was recorded on this transaction. Net daily production from the West Buna Field approximates 900,000 cubic feet equivalent. In addition, on May 28, 2002, we sold a commercial office building obtained in the merger with Piper located in Fort Worth, Texas to a non-affiliate for its fair value of $417,000. No gain or loss was recorded on this transaction. Piper was merged into a subsidiary wholly owned by Delta and the subsidiary was then renamed "Piper Petroleum Company."

     Subsequent to June 30, 2003, we completed the acquisition of certain oil and gas properties for a purchase price of approximately $13,000,000, which consisted of one million shares of our common stock valued at approximately $5,000,000, $2 million in cash and $6 million in notes payable due October 3, 2003.

     (b)   Business of Issuer.

     During the year ended June 30, 2003, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. Directly or through wholly owned subsidiaries and through Amber, we currently own producing and non-producing oil and gas interests, undeveloped leasehold interests and related assets in fourteen (14) states, interests in a producing Federal unit offshore California and undeveloped offshore Federal leases near Santa Barbara, California. We intend to continue our emphasis on the drilling of exploratory and development wells primarily in Alabama, Louisiana, New Mexico, Pennsylvania, Texas, Wyoming, and offshore California.

     We intend to drill on some of our leases (presently owned or subsequently acquired); may farm out or sell all or part of some of the leases to others; and/or we may participate in joint venture arrangements to develop certain other leases. Such transactions may be structured in a number of different manners which are in use in the oil and gas industry. Each such transaction is likely to be individually negotiated and no standard terms may be predicted.

     (1) Principal Products or Services and Their Markets. The principal products produced by us are crude oil and natural gas. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies which have facilities near our producing properties.

     (2) Distribution Methods of the Products or Services. Oil and natural gas produced from our wells are normally sold to purchasers as referenced in
(6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances we are charged a fee for the cost of transporting the oil, which fee is deducted from or accounted for in the price paid for the oil. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges is usually included in the calculation of the price paid for the natural gas.

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

     (6) Dependence on One or a Few Major Customers. During our fiscal year ended June 30, 2003, we sold a significant portion of our oil and gas production to the following companies: Dynegy, Texla, Cinergy, Gulfmark, BP and Plains Marketing. We do not depend upon one or a few major customers for the sale of oil and gas as of the date of this report. The loss of any one or several customers would not have a material adverse effect on our business.

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

     General.
     --------

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

     Environmental Regulation.
     -------------------------

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

     Hazardous Substances and Waste Disposal.
     ----------------------------------------

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

     Oil Spills.
     ------------

     Under the Federal Oil Pollution Act of 1990, as amended ("OPA"), (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulations by the Responsible Party, its agent or subcontractor or in certain other circumstances.

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

     Offshore Production.
     --------------------

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

     (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2004.

     Abandonment Costs. We are responsible for costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and natural gas properties, pro rata to our working interest. As of January 1, 2003 we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. We recorded an asset retirement obligation of approximately $868,000 at June 30, 2003 and a cumulative effect of change in accounting principle on prior years of $20,000 in our consolidated statement of operations for the year ended June 30, 2003. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes to environmental laws and regulations. Estimated asset retirement obligations are added to net unamortized historical oil and gas property costs for purposes of computing depreciation, depletion and amortization expense charges.

     (12) Employees. We have twenty-two full time employees. Additionally, certain operators, engineers, geologists, geophysicists, landmen, pumpers, draftsmen, title attorneys and others necessary for our operations are retained on a contract or fee basis as their services are required.

     Certain Risks.
     --------------

     Prospective investors should consider carefully, in addition to the other information in this Annual Report, the following:

1. We have substantial debt obligations and shortages of funding could hurt our future operations.

     As the result of debt obligations that we have incurred in connection with purchases of oil and gas properties, we are obligated to make substantial monthly payments to our lenders on loans which encumber our oil and gas properties and our production revenue. We currently owe Bank of Oklahoma and Local Oklahoma Bank approximately $27.7 million, and we are currently required to pay approximately $600,000 per month to service this debt. We also currently owe Kaiser-Francis Oil Company approximately $4.5 million, and we are required to make minimum monthly payments of principal and interest on the Kaiser-Francis debt that are equal to the greater of $150,000 or 75% of net cash flows from our property acquisitions that were completed on November 1, 1999 and December 1, 1999. The entire amount of the Kaiser-Francis debt will become due and payable in full on July 1, 2004. It is likely that we will sell some of our properties to pay the amount due on the Kaiser-Francis debt at that time. Although we also intend to seek outside capital to either refinance our bank debt or provide liquidity, at the present time we are almost totally dependent upon the revenues that we receive from our oil and gas properties to service our debt. In the event that oil and gas prices and/or production rates drop to a level that we are unable to pay the minimum principal and interest payments that are required by our debt agreements, it is likely that we would lose our interest in some or all of our properties.
In addition, our level of oil and gas activities, including exploration and development of existing properties, and additional property acquisitions, will be significantly dependent on our ability to successfully conclude funding transactions.

2. A default under our credit agreement could cause us to lose our properties.

     Our credit facility with Bank of Oklahoma and Local Oklahoma Bank allows us to borrow, repay and reborrow amounts. In order to obtain this facility, we granted a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, certain bank accounts and proceeds. Under the terms of our credit agreement, the oil and gas properties mortgaged must represent not less than 80% of the engineered value of our oil and gas properties as determined by the Bank of Oklahoma using its own pricing parameters, exclusive of the properties that are mortgaged to Kaiser-Francis under a separate lending arrangement. Our borrowing base, which determines the amounts that we are allowed to borrow or have outstanding under our credit facility, was recently increased to $29.3 million. Subsequent determinations of our borrowing base will be made by the lending banks at least semi-annually on October 1 and April 1 of each year or as unscheduled redeterminations. In connection with each determination of our borrowing base, the banks will also redetermine the amount of our monthly commitment reduction. Our monthly commitment reduction is currently $600,000 and will continue at that amount until the amount of the monthly commitment reduction is redetermined. Our borrowing base and the revolving commitment of the banks to lend money under the credit agreement must be reduced as of the first day of each month by an amount determined by the banks under our credit agreement. The amount of the borrowing base must also be reduced from time to time by the amount of any prepayment that results from our sale of oil and gas properties. If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. If for any reason we were unable to pay the full amount of the mandatory prepayment within the 30 requisite day period, we would be in default of our obligations under our credit agreement. For so long as the revolving commitment is in existence or any amount is owed under any of the loan documents, we will also be required to comply with a substantial number of loan covenants that will limit our flexibility in conducting our business and which could cause us significant problems in the event of a downturn in the oil and gas market. Upon occurrence of an event of default and after the expiration of any cure period that is provided in our credit agreement, the entire principal amount due under the notes, all accrued interest and any other liabilities that we might have to the lending banks under the loan documents will all become immediately due and payable, all without notice and without presentment, demand, protest, notice of protest or dishonor or any other notice of default of any kind, and we will not be permitted to service our obligations under our loan agreement with Kaiser-Francis Oil Company from proceeds of the collateral securing the loan under our credit agreement including, but not limited to, oil and gas properties or any related operating fees. The foregoing information is provided to alert investors that there is risk associated with our existing debt obligations. It is not intended to provide a summary of the terms of our agreements with our lenders.

3.   History of net income (loss).

     Although we had net income of $1,257,000 during fiscal 2003 we incurred substantial losses from our operations during fiscal 2002, and we had an accumulated deficit of $27,596,000 at June 30, 2003. During fiscal year ended June 30, 2003, we had total revenue of $23,980,000 and operating expenses of $20,967,000. During the fiscal year ended June 30, 2002, we had total revenue of $8,033,000, operating expenses of $13,074,000 and a net loss for the year of $6,253,000. During fiscal 2001 we had total revenue of $12,712,000, operating expenses of $11,093,000 and had net income of $345,000.

4. The substantial cost to develop certain of our offshore California properties could result in a reduction of our interest in these properties or penalize us.

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

     Our offshore California leases are located in federal units that have been formally approved and are regulated by the Minerals Management Service of the federal government ("MMS"). There has historically been political resistance to the development of these leases due to environmental concerns. At the request of the local regulatory agencies of the affected Tri-Counties in California, the MMS initiated a study, called the California Offshore Oil and Gas Energy Resources(COOGER) study, which was intended to present a long-term regional perspective of potential onshore constraints that should be considered when developing the existing undeveloped offshore leases. The COOGER study took several years to complete and was presented as a final document in January of 2000. During the period while the COOGER study was being completed, the MMS unilaterally approved suspensions of operations for the affected leases which had the effect of allowing most of our offshore leases to continue in effect after their stated expiration dates. During that same period, the State of California commenced litigation in Federal Court in California which, among other things, challenged the ability of the MMS under federal law to approve the subject suspensions and thereby extend the terms of the leases without providing the State of California with a formal determination that the granting of the suspensions was consistent with the requirements of the Coastal Zone Management Act. On June 22, 2001, the California Federal Court ordered the MMS to set aside its approval of the suspensions of our offshore leases that were granted while the COOGER study was being completed, and to direct suspensions, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under federal law. On July 2, 2001 these milestones were suspended by the MMS, but as of the date of this prospectus the MMS has not yet made a consistency determination. On January 9, 2002 we and several other plaintiffs filed a separate lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government materially breached the terms of the leases for our Offshore

California properties. Our suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. While it is still our present intent to develop our Offshore California properties as soon as possible, the ultimate outcome and effects of the litigation pertaining to these properties are not certain at the present time. In the event that we make a determination that development of all or any portion of these properties is not feasible, we intend to write off an appropriate portion of these assets on our balance sheet irrespective of the status of our litigation against the United States government at that time.
As of June 30, 2003, these properties had an aggregate carrying value of $10,164,000.

6. We will have to incur substantial costs in order to develop our reserves and we may not be able to secure funding.

     Relative to our financial resources, we have significant undeveloped properties in addition to those in offshore California discussed above that will require substantial costs to develop. During the year ended June 30, 2003, we did not participate in the drilling of any offshore wells, but we did participate in the drilling of 9 onshore wells, of which three were non-productive, at a cost to us of approximately $2,145,000. The cost of these wells either has been or will be paid out of our cash flow. Although we believe that we will participate in the drilling of additional wells during our 2004 fiscal year, our level of oil and gas activity, including exploration and development and property acquisitions, will be to a significant extent dependent upon our cash flow from operations which is in turn dependent upon the prices that we receive from the sale of our oil and gas production.

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

     We currently do not operate approximately 40% of the wells in which we own an interest and we are dependent upon the operators of the wells that we do not operate to make most decisions concerning such things as whether or not to drill additional wells, how much production to take from such wells, or whether or not to cease operation of certain wells. Further, we do not act as operator of and, with the exception of Rocky Point, we do not own a controlling interest in any of our offshore California properties. While we, as a working interest owner, may have some voice in the decisions concerning the wells, we are not the primary decision maker concerning them. As a result, we will generally not control the timing of either the development of most of these non-operated properties or the expenditures for their development. Because we are not in control of the non-operated wells, we may not be able to cause wells to be drilled even though we may have the funds with which to pay our proportionate share of the expenses of such drilling, or, alternatively, we may incur development expenses at a time when funds are not available to us. We hold only a minority interest in and do not operate many of our properties and, therefore, generally will not control the timing of development on these properties.

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

     Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the present shareholders will be able to elect all of our directors.

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

     (b)  Oil and Gas Properties.

     We own interests in producing oil and gas properties located primarily in fourteen (14) states plus off-shore Santa Barbara, California. Most wells from which we receive revenues are owned only partially by us. For information concerning our oil and gas production, average prices and costs, estimated oil and gas reserves and estimated future cash flows, see the tables set forth below in this section and "Notes to Financial Statements" included in this report. We did not file oil and gas reserve estimates with any federal authority or agency other than the Securities and Exchange Commission during the past two years.

     Principal Properties.
     ---------------------

     The following is a brief description of our principal properties:

     Onshore:
     --------

     We own interests in approximately 488 gross (260 net) producing wells in fourteen (14) states, not including interests in those wells owned by our subsidiary, Piper Petroleum Company ("Piper"). Piper owns varying very small interests in 666 gross (5.2 net) wells located primarily in Texas. Piper's wells produce approximately 70 bbls per day and 470 mcf per day net to Piper's interests. In addition to our producing properties, we have interests in undeveloped properties and unproved undeveloped properties throughout the United States.

     Our principal onshore producing properties are in the following states:

     Alabama
     -------

     We own and operate a 98.4% working interest in 52 coal bed methane gas wells at depths of about 2,500 feet in Tuscaloosa County. These wells produce approximately 1800 mcf per day net to our interests.

     We also own a .6455% working interest in the Hatter's Pond Unit in Mobil County which is operated by Four Star Oil and Gas. This unit produces approximately 16 barrels per day and 100 mcf per day net to our interest.

     Kansas
     ------

     We own interests in 21 gross (16.7 net) wells in 9 separate leases located in Sumner County, Kansas. Delta operates all of the wells located on these leases. Current production is 850 BOPD and 450 MCFD, which is 670 BOPD and 360 MCFD net to our interest.

     Texas
     -----

     We own interests in 112 gross (43.9 net) wells in Texas located primarily in South Texas, East Texas and the Permian Basin with approximately one third of the production coming from each area. We operate 37 of these wells. These wells are scattered throughout 33 counties and are drilled to various depths and reservoirs with varying working interests. In aggregate these wells produce approximately 240 barrels of oil and 3,600 mcf of gas per day net to our interest.

     Pennsylvania
     ------------

     We own 142 wells with an average working interest of approximately 64% in six counties in Pennsylvania. We operate 104 of these wells. The wells are drilled to an average depth of 3,500 feet and produce approximately 1,007 mcf per day net to our interests.

     Louisiana
     ---------

     In Louisiana we own interests in 15 wells with an average working interest of 58.4% located in Acadia, Catahoula, Plaquemines and Pointe Coupee parishes. We produce primarily from the Wilcox formation at a depth of 10,000 to 11,000 feet. We operate 11 of these wells. Daily production is approximately 220 barrels of oil per day net to our interests.

     New Mexico
     ----------

     We own interests in 36 wells in New Mexico, including the East Carlsbad field in Eddy County where 10 of the wells are located. These wells produce approximately 30 barrels of oil and 970 mcf of gas per day net to our interests. We operate 9 of these wells.

     Other States
     ------------

     We also own varying interests in producing wells in the following states:
California (Sacramento Basin), Colorado (Denver-Julesburg and Piceance Basins), Nebraska, Michigan, Mississippi, Montana, Oklahoma, and Wyoming.

     Offshore
     ---------

     Offshore Federal Waters: Santa Barbara, California Area
     -------------------------------------------------------

     Unproved Undeveloped Properties
     -------------------------------

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial. In the event, however, that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

     On May 18, 2001 (prior to the Norton decision), a revised Development and Production Plan for the Point Arguello Unit was submitted to the MMS and the California Coastal Commission ("CCC") for approval. If approved by the CCC, this plan would enable development of a portion of the Rocky Point Unit from the Point Arguello platforms that are already in existence.

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

     Rocky Point Unit. We own an 11.11% interest in OCS Block 451 (E/2) and 100% interest in OCS Block 452 and 453, which leases comprise the undeveloped
Rocky Point Unit.   On November 2, 2000 we entered into an agreement with all
of the interest owners of Point Arguello for the development of Rocky Point and agreed, among other things, that Arguello, Inc. would become the operator of Rocky Point. Six test wells have been drilled on these leases from mobile drilling units. Five were successful and one was a dry hole. OCS-P 0451 #1, drilled in 1982, was the discovery well for the Rocky Point Field. Five delineation wells were drilled on the Unit between 1982 and 1984. Rates up to 1,500 Bbls of oil per day were tested from the Monterey formation. Rates up to 3,500 Bbls of oil per day were tested from the lower Sisquoc formation which overlies the Monterey. Oil gravities at Rocky Point range from 24 degrees to 31 degrees API.

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

     As a result of the Norton case, the Rocky Point Unit leases are held under directed suspensions of operations with no specified end date. The Unit operator has prepared and timely submitted a Project Description for the development program to the MMS as the first milestone in the Schedule of Activities for the Unit. The operator, under the auspices of the MMS, has also made a presentation of the Project to the affected Federal, state and local agencies. On May 18, 2001 a revised Development and Production Plan and supporting information was submitted to the MMS and distributed to the CCC and the Office of the California Governor. The revised Development and Production Plan calls for development of the Rocky Point Unit using extended reach drilling from the existing Point Arguello platforms, and is deemed to be in final form as the MMS has acknowledged that all regulatory requirements necessary for such a Plan have been addressed. Under law, the CCC is typically required to make a determination as to whether or not the Plan is "consistent" with California's Coastal Plan within three months of submission, with a maximum of three months' extension (a total of six months). By correspondence dated August 7, 2001, however, the Unit operator requested that the CCC suspend the consistency review for the revised Development and Production Plan since the MMS had temporarily stopped work on the processing of the plan as the result of the court decision in the Norton case. (See "Management's Discussion and Analysis or Plan of Operation-Offshore Undeveloped Properties".)

     On January 9, 2002, we filed a lawsuit against the U.S. government along with several other companies alleging that the government breached the terms of some of our undeveloped, offshore California properties. (See "Legal Proceedings.")

     Offshore Producing Properties
     -----------------------------

     Point Arguello Unit. Whiting Petroleum Corporation holds, as our nominee, the equivalent of a 6.07% working interest in form of a financial arrangement termed a "net operating interest" in the Point Arguello Unit and related facilities. In layman's terms, the term "net operating interest" is defined in our agreement with Whiting as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit are three producing platforms (Hidalgo, Harvest and Hermosa) which are operated by Arguello, Inc., a subsidiary of Plains Petroleum. In an agreement between Whiting and us (see Form 8-K dated June 9, 1999), Whiting agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.

     We anticipate that we will drill one or two developmental wells on the Point Arguello Unit during fiscal 2004. Each well will cost approximately $2.8 million ($170,000 to our interest.) We anticipate the costs to be paid through current operations or additional financing.

---------------

   map page

---------------

     (c)  Production.

     During the years ended June 30, 2003 and 2002 we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities under which we acted as producer.

      Impairment of Long Lived Assets
      -------------------------------

      Unproved Undeveloped Offshore California Properties
      ---------------------------------------------------

      We acquired many of our offshore properties (including our interest in Amber) in a series of transactions from 1992 to the present. These properties are carried at our cost basis, $10,164,000, and have been subject to an impairment review on an annual basis.

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

     Other Undeveloped Properties
     ----------------------------

     Other undeveloped properties are carried at historical cost and consist of several onshore properties. These properties are carried at our cost basis, $12,518,000, and have been subject to an impairment review on an annual basis. There are no proven reserves associated with these properties. Based on our continued interest in these properties and the possibility for future development, we have concluded that the cost basis of these other undeveloped properties are not impaired at this time. There are no assurances, however, that when and if development occurs, we will recover the value of our investments in such properties.

     Onshore Producing Properties
     ----------------------------

     We annually compare our historical cost basis of each proved developed and undeveloped oil and gas property to its expected future undiscounted cash flow from each property (on a field by field basis). Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the property, no impairment is recognized. If the carrying value of the property exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset.

     We had an impairment provision attributed to producing properties during the year ended June 30, 2002 of $878,000 and during the year ended June 30, 2001 of $174,000 and none during the year ended June 30, 2003.

     Any impairment provisions recognized for developed and undeveloped properties are permanent and may not be restored in the future.

     The following table sets forth our average sales prices and average production costs during the periods indicated:

                              Year Ended         Year Ended          Year Ended
                               June 30,           June 30,            June 30,
                                 2003               2002                2001
                              ----------         ----------          ----------
                           Onshore  Offshore   Onshore  Offshore   Onshore  Offshore
                           -------  --------   -------  --------   -------  --------
Average sales price:

  Oil (per barrel)         $28.81    $20.21    $22.22    $14.36    $27.10    $18.49
  Natural Gas (per Mcf)    $ 4.67    $    -    $ 2.75    $    -    $ 6.27    $    -
Hedge effect
 (per barrel equivalent)   $(2.50)   $   -     $  .17    $    -    $(0.11)   $    -

Production costs
 (per Bbl equivalent)      $ 8.37    $14.41    $ 5.68    $11.64    $ 3.88    $12.65

     (d)  Productive Wells and Acreage.

     The table below shows, as of June 30, 2003, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Calculations include 100% of wells and acreage owned by us and by Amber. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                    Oil (1)              Gas          Developed Acres
               Gross (2) Net (3)  Gross (2) Net (3)  Gross (2) Net (3)
               --------- -------  -----------------  --------- -------
North Dakota      0        0         0         0       5,120    1,344
New Mexico        8      1.2        28       7.9       9,280    2,576
Texas (4)        28     16.7        84      27.2      14,560    5,020
Colorado          6      3.5         5      4.00       1,040      780
Oklahoma          3      .96         0         0         120       38
California:
   Onshore       10     .558         5        .7       1,200      134
   Offshore      38      2.3         0         0      11,042      669
Wyoming           0        0         2      .634         320      101
Nebraska          1    .0625         0         0          40        3
Michigan          1    .0096         0         0          40        0
Mississippi       4       .3         4       1.0       1,440      332
Alabama           0        0        72      69.6       2,880    2,784
Pennsylvania      0        0       142      91.1       5,680    3,644
Louisiana        13      7.6         2       .88       1,160      586
Montana          10      3.2         1       .50         720      288
Kansas           21     20.2         0         0         840      808
                ---    -----       ---     -----      ------   ------
                143    56.59       345     203.5      55,482   19,107

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

(4) This does not include varying very small interests in approximately 666 gross wells (5.2 net) located primarily in Texas which are owned by our subsidiary, Piper Petroleum Company.

     (e)   Undeveloped Acreage.

     At June 30, 2003, we held undeveloped acreage by state as set forth below:

                                     Undeveloped Acres (1) (2)
                                     -------------------------
     Location                           Gross         Net

     California, offshore(3)            64,905      15,837
     California, onshore                   640          96
     Colorado                            5,163       3,283
     Wyoming                             1,200         632
     Alabama                             1,040       1,028
     Texas                               8,923       3,265
                                        ------      ------
                  Total                 81,871     24,141

______________________

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

(3)   Consists of Federal leases offshore California near Santa Barbara.

     (f)  Drilling Activity.

     During the years indicated, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

                           Year Ended      Year Ended      Year Ended
                          June 30, 2003   June 30, 2002   June 30, 2001
                          Gross    Net    Gross    Net    Gross    Net

Exploratory Wells(1):
Productive:
  Oil                         0    .00        0     .00       0     .00
  Gas                         0    .00        0     .00       0     .00
Nonproductive                 3   1.55        5    2.70       6    2.24
                            ---   ----      ---    ----     ---    ----
Total                         3   1.55        5    2.70       6    2.24

Development Wells(1):
Productive:
  Oil                         0    .00        4    .242       3     .18
  Gas                         6   5.15        6    .491       7     .37
Nonproductive                 0    .00        0     .00       0     .00
                            ---   ----      ---   -----     ---   ----
Total                         6   5.15       10    .733      10     .55
Total Wells(1):
Productive:
  Oil                         0    .00        4    .242       3     .18
  Gas                         6   5.15        6   2.700       7     .37
Nonproductive                 3   1.55        5    .491       6    2.24
                            ---   ----    ---   -----     ---    ----
Total Wells                   9   6.70       15   3.433      16    2.79
______________________

(1) Does not include wells in which the Company had only a royalty interest.

     (g)   Present Drilling Activity.

     We plan to participate in the drilling of approximately 20 new wells before the end of fiscal 2004.

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial. In the event, however, that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has not yet been heard by the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year.

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS.

     The following information with respect to Directors and Executive Officers is furnished pursuant to Item 401(a) of Regulation S-K.

Name                     Age   Positions                  Period of Service
----                     ---   ---------                  -----------------

Aleron H. Larson, Jr.    58    Chairman of the Board,     May 1987 to Present
                               Secretary and a Director

Roger A. Parker          41    President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Jerrie F. Eckelberger    59    Director                   September 1996 to
                                                          Present

James B. Wallace         74    Director                   November 2001 to
                                                          Present

Joseph L. Castle II      71    Director                   June 2002 to Present

Russell S. Lewis         48    Director                   June 2002 to Present

John P. Keller           64    Director                   June 2002 to Present

Kevin K. Nanke           38    Treasurer and Chief        December 1999 to
                               Financial Officer          Present

     The following is biographical information as to the business experience of each of our current officers and directors.

     Aleron H. Larson, Jr. has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. Mr. Larson served as the Chairman, Secretary, CEO and a Director of Chippewa Resources Corporation, a public company then listed on the American Stock Exchange from July 1990 through March 1993 when he resigned after a change of
control.   Mr. Larson serves as Chairman of the Board, Secretary and Director of Amber Resources Company ("Amber"), a public oil and gas company which is our majority-owned subsidiary. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker served as the President, a Director and Chief Operating Officer of Chippewa Resources Corporation from July of 1990 through March 1993 when he resigned after a change of control. Mr. Parker also serves as President, Chief Executive Officer and Director of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive
Vice President, President and shareholder of Ampet, Inc.   He received a
Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has practiced law in Colorado and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development
Corporation.   Since March 1996, Mr. Eckelberger has acted as President and
Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing Member of the Woods at Pole Creek, a Colorado limited liability company, specializing in real estate development.

     James B. Wallace has been involved in the oil and gas business for over 40 years and has been a partner of Brownlie, Wallace, Armstrong and Bander Exploration in Denver, Colorado since 1992. From 1980 to 1992 he was Chairman of the Board and Chief Executive Officer of BWAB Incorporated. Mr. Wallace currently serves as a member of the Board of Directors and formerly served as the Chairman of Tom Brown, Inc., an oil and gas exploration company listed on the New York Stock Exchange. He received a B.S. Degree in Business Administration from the University of Southern California in 1951.

     Joseph L. Castle II has been a Director of Castle Energy Corporation ("Castle") since 1985. Mr. Castle is the Chairman of the Board of Directors and Chief Executive Officer of Castle, having served as Chairman from December 1985 through May 1992 and since December 20, 1993. Mr. Castle also served as President of Castle from December 1985 through December 20, 1993, when he reassumed his position as Chairman of the Board. Previously, Mr. Castle was Vice President of Philadelphia National Bank, a corporate finance partner at Butcher and Sherrerd, an investment banking firm, and a Trustee of The Reading Company. Mr. Castle has worked in the energy industry in various capacities since 1971. Mr. Castle is also a director of Comcast Corporation and Charming Shoppes, Inc. Since May of 2000, Mr. Castle has served as the Chairman of the Board of Trustees of the Diet Drug Products Liability ("Phen-Fen") Settlement Trust.

     Russell S. Lewis has been a director of Castle since April 2000. From 1994 to 1999, Mr. Lewis was the Chief Executive Officer of TransCore, Inc., a company which sells and installs electronic toll collection systems. Since 1999, Mr. Lewis has been the owner and President of Lewis Capital Group, a company investing in and providing consulting services to growth-oriented companies. Since March 2000, Mr. Lewis has also been Senior Vice President of Corporate Development at VeriSign, Inc. In February of 2002, Mr. Lewis joined VeriSign full-time as Executive Vice President and General Manager of VeriSign's Global Registry Services Group, which maintains the authoritative database for all ".com", ".net" and ".org" domain names in the Internet.

     John P. Keller has been a director of Castle since April 1997. Since 1972, Mr. Keller has served as the President of Keller Group, Inc., a privately-held corporation with subsidiaries in Ohio, Pennsylvania and Virginia. In 1993 and 1994, Mr. Keller also served as the Chairman of American Appraisal Associates, an appraisal company. Mr. Keller is also a director of A.M. Castle & Co.

     Kevin K. Nanke, Treasurer and Chief Financial Officer, joined Delta in April 1995. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

     There is no family relationship among or between any of our Officers and/or Directors.

     Messrs. Castle, Lewis and Keller were proposed for appointment to the board by Castle Energy Corporation pursuant to the Purchase and Sale Agreement between Delta and Castle Energy Corporation which had an effective date of October 1, 2001. Messrs Castle, Lewis and Keller are also directors of Castle Energy Corporation.

     Messrs. Castle, Wallace and Eckelberger serve as the Incentive Plan Committee and as the Compensation Committee.

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

          Quarter Ended                High              Low
          -------------                ----              ---

          September 30, 2001           4.50              2.54
          December 31, 2001            3.90              2.38
          March 31, 2002               4.53              3.35
          June 30, 2002                4.73              3.52

          September 30, 2002           3.94              1.25
          December 31, 2002            4.10              3.01
          March 31, 2003               4.05              3.15
          June 30, 2003                5.00              3.25

     On September 15, 2003 the closing price of the Common Stock was $5.24.

     (b)  Approximate Number of Holders of Common Stock.

     The number of holders of record of our Common Stock at September 15, 2003 was approximately 1,000 which does not include an estimated 2,600 additional holders whose stock is held in "street name."

     (c)  Dividends.

     We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

     (d)  Recent Sales of Unregistered Securities.

     On June 30, 2003, we completed an acquisition of certain oil and gas properties in Kansas from JAED Production Company, Inc. ("JAED") in exchange for cash and stock. We issued 200,000 shares of our common stock to JAED as part of the consideration paid.

     This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The investor was provided with complete information about Delta. We reasonably believe that the investor is an "Accredited Investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 at the time the transaction occurred. The investor acquired the shares for investment purposes. A restrictive legend was placed on the certificate issued to the investor, and stop transfer orders were given to our transfer agent.

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $975,000, $407,000 and $1,480,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

                                           Fiscal Years Ended June 30,
                      -------------------------------------------------------------------
                         2003          2002          2001          2000          1999
                      -----------   -----------   -----------   -----------   -----------
Total Revenues        $23,980,000   $ 8,033,000   $12,712,000   $ 3,576,000   $ 1,695,000
Income/(Loss) from
 Operations           $ 3,013,000   $(5,041,000)  $ 1,619,000   $(2,079,000)  $(2,905,000)
Net Income (Loss)     $ 1,257,000   $(6,253,000)  $   345,000   $(3,367,000)  $(2,999,000)
Income/(Loss)
 Per Share            $       .05   $      (.49)  $       .03   $     (0.46)  $     (0.51)
Total Assets          $86,847,000   $74,077,000   $29,832,000   $21,057,000   $11,377,000
Total Liabilities     $38,944,000   $29,161,000   $11,551,000   $10,094,000   $ 1,531,000
Stockholders' Equity  $47,903,000   $44,916,000   $18,281,000   $10,963,000   $ 9,846,000
Total Long Term Debt  $32,214,000   $24,939,000   $ 9,434,000   $ 8,245,000   $ 1,000,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------

     Liquidity is a measure of a company's ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities, when market conditions permit, and most recently through the use of our bank credit facility and cash provided by operating activities. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

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

     We believe that borrowings under the Revolving Credit Facility, projected operating cash flows and cash on hand will be sufficient to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to; drilling results, product pricing and future acquisition and divestitures of properties.

     Working Capital
     ---------------

     Although we show a working capital deficit of $7,234,000 at June 30, 2003, we believe our current obligations will be paid from current cash flow. Our current portion of long-term debt includes a monthly commitment of $600,000 relating to our credit facility and the entire Kaiser Francis note payable of $4,546,000 which is due and payable on June 1, 2004.

     Cash Provided by (Used in) Operating Activities
     -----------------------------------------------

     During the year ended June 30, 2003, we had cash provided by operating activities of $7,999,000 compared to cash used in operating activities of $1,870,000 during the same period ended June 30, 2002. This increase in operating activities is a result of the increase in oil and natural gas sales relating to the Castle and Piper acquisitions completed during fiscal 2002.

     Cash Used in Investing Activities
     ---------------------------------

     During the year ended June 30, 2003, we had cash used in investing activities of $14,468,000 compared to cash used in investing activities of $13,112,000 during the same period ended June 30, 2002. Investing activities for fiscal 2003 included $9,000,000 used for the acquisition of JAED, $6,637,000 for exploration and development activities, offset by proceeds from sales of properties of $850,000. Investing activities for fiscal 2002 included approximately $13,500,000, net of purchase price adjustments, used for the acquisition of Castle, approximately $4,460,000 for exploration and development costs, offset by proceeds from sale of properties of $4,313,000.

     Cash Provided by Financing Activities
     -------------------------------------

     During the year ended June 30, 2003, we had cash provided by financing activities of $7,896,000 compared to $15,488,000 for the same period ended

June 30, 2002. Financing activities for fiscal 2003 consist of proceeds from borrowings of $9,000,000 to acquire JAED, repayment of borrowings and financing costs of $2,079,000 and stock issued for cash upon exercise of options of $975,000. Financing activities for fiscal 2002 consist of proceeds from borrowings of $21,778,000, repayment of borrowings and financing costs of $6,922,000, stock issued for cash upon exercise of options of $407,000 and stock issued for cash of $225,000.

     Fiscal 2003 Acquisition
     -----------------------

     On June 20, 2003, Delta acquired producing oil and gas interests and related undeveloped acreage in Kansas from JAED Production Company ""JAED"), an unrelated entity. Delta paid $9,000,000 in cash and issued 200,000 shares of common stock. The shares issued were recorded at a stock price of $4.61, a five day average closing price surrounding the announcement of the transaction. Delta recorded a purchase price adjustment of approximately $291,000 which reflects the net revenues after operating costs and acquisition related costs from the effective date of June 1, 2003 through the closing date of June 20, 2003.

     Fiscal 2004 Property Expenditures
     ---------------------------------

     We estimate our capital expenditures for onshore properties to range from $3.5 million to $7.7 million depending on drill rig availability and success of drilling programs for the year ending June 30, 2004. We anticipate that we will drill one to two developmental wells on the Point Arguello Unit during fiscal 2004. Each well will cost approximately $2.8 million ($170,000 to our interest). We anticipate paying for all capital expenditures out of anticipated cash flow which assumes certain price levels for production. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

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

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $975,000, $407,000 and $1,480,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

     Credit Facility
     ---------------

     Our credit facility allows us to borrow, repay and reborrow amounts subject to the terms and conditions of the Credit Agreement. At the time we entered into our Credit Agreement with Bank of Oklahoma and Local Oklahoma Bank and related promissory notes in 2002, we granted a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, certain bank accounts and proceeds. Under the terms of the Credit Agreement, the oil and gas properties mortgaged must represent not less than 80% of the engineered value of our oil and gas properties, exclusive of the properties that are mortgaged to Kaiser-Francis under a separate lending arrangement. "Engineered value" for this purpose means our future net revenues discounted at the discount rate being used by the Bank of Oklahoma as of the date that the determination is made using the pricing parameters used in the engineering report that is furnished to the Bank of Oklahoma. In addition, any obligations arising from transactions between us and one or more of the banks providing for the hedging, forward sale or swap of crude oil or natural gas or interest rate protection will also be required to be secured by a mortgage on our properties and will consequently reduce our borrowing base. These hedging obligations will be required to be secured and repaid on the same basis as our indebtedness and obligations under the loan documents.

     Our borrowing base, which determines the amounts that we are allowed to borrow or have outstanding under our credit facility, was initially determined to be $20 million at the time we entered into the Credit Agreement and expanded to $29.3 million with the conclusion of the JAED Acquisition in June of 2003. Subsequent determinations of our borrowing base will be made by the lending banks at least semi-annually on October 1 and April 1 or as unscheduled redeterminations. In connection with each determination of our borrowing base, the banks will also redetermine the amount of our monthly commitment reduction. The monthly commitment reduction was adjusted to $600,000 beginning as of August 1, 2003 and will continue at that amount until the amount of the monthly commitment reduction is redetermined.

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

     In general, we will be required to immediately make a prepayment of principal on our revolving notes in an amount equal to 100% of the proceeds that we receive from the sale of any of our oil and gas properties. Any such sale would be required to be approved in advance by a majority of the lending banks. The amount of the release price will be determined by a majority of the lending banks in their discretion based upon the loan collateral value which such banks in their discretion (using such methodology, assumptions and discounts rates as the banks customarily use in assigning collateral value to oil and gas properties, oil and gas gathering systems, gas processing and plant operations) assign to such oil and gas properties at the time in question. Any such prepayment of principal on our revolving notes will not be in lieu of, but will be in addition to, any monthly commitment reduction or any mandatory prepayment of principal required to be paid under the Credit Agreement.

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

     Results of Operations Fiscal 2003 Compared to Fiscal 2002
     ---------------------------------------------------------

     Net Income (Loss). Our net income for the year ended June 30, 2003 was $1,257,000 compared to a net loss of $6,253,000 for the year ended June 30, 2002. The results for the years ended June 30, 2003 and 2002 were affected by the items described in detail below.

     Revenue. Total revenue for the year ended June 30, 2003 was $23,980,000 compared to $8,033,000 for the year ended June 30, 2002. Oil and gas sales for the year ended June 30, 2003 were $25,561,000 compared to $8,082,000 for the year ended June 30, 2002. The increase in oil and gas sales during the year ended June 30, 2003 resulted primarily from the Castle and Piper acquisitions completed during fiscal 2002.

     Production volumes and average prices received for the years ended June 30, 2003 and 2002 are as follows:

                                  2003                     2002
                          Onshore      Offshore    Onshore      Offshore
                          -------      --------    -------      --------
Production:
   Oil (barrels)           252,000     227,000      89,000      262,000
   Gas (Mcf)             2,938,000           -     871,000           -

Average Price:
   Oil (per barrel)         $28.81      $20.21      $22.22       $14.36
   Gas (per Mcf)            $ 4.67      $    -      $ 2.75       $    -
Hedge effect
 (per barrel equivalent)    $(2.50)     $     -     $0.17        $    -

     Gain (Loss) on Sale of Oil and Gas Properties. During the years ended June 30, 2003 and 2002, we disposed of certain oil and gas properties and related equipment to unaffiliated entities. We have received proceeds from the sales of $850,000 during the year ended June 30, 2003 and $4,313,000 during the year ended June 30, 2002, which resulted in a gain on sale of oil and gas properties of $277,000 for the year ended June 30, 2003 and a loss on sale of $88,000 for the year ended June 30, 2002.

     Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2003 were $9,479,000 compared to $4,314,000 for the year ended June 30, 2002. Lease operating expense increased compared to 2002 primarily as a result of the Castle and Piper Acquisitions. On a per Bbl equivalent basis, production expenses and taxes were $8.37 for onshore properties and $14.41 for offshore properties during the year ended June 30, 2003 compared to $5.68 for onshore properties and $11.64 for offshore properties for the year ended June 30, 2002. The change in lease operating expense per Bbl equivalent fluctuates with the nature of the properties including maturity and non-capitalized workover costs incurred during the year.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 2003 was $5,790,000 compared to $3,347,000 for the year ended June 30, 2002. On a per Bbl equivalent basis, the depletion rate was $6.27 for onshore properties and $4.73 for offshore properties during the year ended June 30, 2003 compared to $9.57 for onshore properties and $4.20 for offshore properties for the year ended June 30, 2002.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $140,000 for the year ended June 30, 2003 compared to $155,000 for the year ended June 30, 2002.

     Abandonment and Impairment of Oil and Gas Properties. We recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 2002 of $1,480,000. Our proved properties were assessed for impairment on an individual field basis and we recorded impairment provisions attributable to certain producing properties of $-0- and $878,000 for the years ended June 30, 2003 and 2002, respectively. Also during fiscal 2002, we recorded an impairment of $602,000 attributable to our undeveloped properties as future development of these properties is unlikely. We made a determination based on the political risk and lack of expertise in the area that it may not be economical to develop our prospect located in Kazakhstan and as such we may not proceed with this prospect. See "Impairment of Long-Lived Assets" in "Description of Properties."

     Professional Fees. Professional fees for the year ended June 30, 2003 were $842,000 compared to $1,322,000 for the year ended June 30, 2002. Professional fees include corporate legal costs, accounting fees, shareholder relations consultants and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for year ended June 30, 2003 were $4,179,000 compared to $2,060,000 for the year ended June 30, 2002. The increase in general and administrative expenses is primarily attributed to increased costs for the acquisitions completed in fiscal 2002 including office relocation and additional staff.

     Interest and Financing Costs. Interest and financing costs for the year ended June 30, 2003 were $1,767,000 compared to $1,325,000 for the year ended June 30, 2002. The increase in interest and financing costs can be attributed to the increase in debt relating to the Castle acquisition which closed on May 31, 2002.

     Results of Operations Fiscal 2002 Compared to Fiscal 2001
     ---------------------------------------------------------

     Net Income (Loss). Our net loss for the year ended June 30, 2002 was $6,253,000 compared to net income of $345,000 for the year ended June 30, 2001. The results for the years ended June 30, 2002 and 2001 were affected by the items described in detail below.

     Revenue. Total revenue for the year ended June 30, 2002 was $8,033,000 compared to $12,712,000 for the year ended June 30, 2001. Oil and gas sales for the year ended June 30, 2002 were $8,082,000 compared to $12,277,000 for the year ended June 30, 2001. The decrease in oil and gas sales during the year ended June 30, 2002 resulted primarily from the sale of twenty producing wells and five injection wells located in Eland and Stadium fields in Stark County, North Dakota. Oil and gas sales were also impacted by the decrease in oil and gas prices.

     Production volumes and average prices received for the years ended June 30, 2002 and 2001 are as follows:

                                  2002                     2001
                          Onshore      Offshore    Onshore      Offshore
                          -------      --------    -------      --------
Production:
   Oil (barrels)           89,000      262,000      117,000     308,000
   Gas (Mcf)              871,000            -      539,000           -

Average Price:
   Oil (per barrel)        $22.22      $14.36        $27.10      $18.49
   Gas (per Mcf)           $ 2.75      $    -        $ 6.27           -
Hedge effect
 (per barrel equivalent)   $0.17       $    -        $(0.11)     $    -

     Gain (Loss) on Sale of Oil and Gas Properties. During the years ended June 30, 2002 and 2001, we disposed of certain oil and gas properties and related equipment to unaffiliated entities. We have received proceeds from the sales of $4,313,000 and $3,700,000 which resulted in a loss on sale of oil and gas properties of $88,000 for the year ended June 30, 2002 and a gain on sale of $458,000 for the year ended June 30, 2001.

     Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2002 were $4,314,000 compared to $4,698,000 for the year ended June 30, 2001. Lease operating expense decreased slightly compared to 2001 as a result of less non-capitalized workover costs incurred during fiscal 2002 compared to fiscal 2001. On a per Bbl equivalent basis, production expenses and taxes were $5.68 for onshore properties and $11.64 for offshore properties during the year ended June 30, 2002 compared to $3.88 for onshore properties and $12.65 for offshore properties for the year ended June 30, 2001.

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

     Abandonment and Impairment of Oil and Gas Properties. We recorded an expense for the abandonment and impairment of oil and gas properties for the year ended June 30, 2002 of $1,480,000. Our proved properties were assessed for impairment on an individual field basis and we recorded impairment provisions attributable to certain producing properties of $878,000 and $174,000 for the years ended June 30, 2002 and 2001, respectively. Also during fiscal 2002, we recorded an impairment of $602,000 attributable to our undeveloped properties as future development of these properties are unlikely. The expense in 2001 also included a provision for impairment of the costs associated with the Kazakhstan licenses of $624,000. We made a determination based on the political risk and lack of expertise in the area that it would not be economical to develop this prospect and as such we may not proceed with this prospect. See "Impairment of Long-Lived Assets" in "Description of Properties."

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

     General and Administrative Expenses. General and administrative expenses for year ended June 30, 2002 were $2,060,000 compared to $1,773,000 for the year ended June 30, 2001. The increase in general and administrative expenses is primarily attributed to increased costs in anticipation of the acquisitions completed in fiscal 2002 including office relocation and additional staff.

     Interest and Financing Costs. Interest and financing costs for the year ended June 30, 2002 were $1,325,000 compared to $1,861,000 for the year ended June 30, 2001. The decrease in interest and financing costs can be attributed to the reduction in debt prior to the Castle acquisition which closed on May 31, 2002 in addition to lower interest rates compared to fiscal 2001.

     Other Income. Other income of $587,000 for the year ended June 30, 2001 includes the sale of our unsecured claim in bankruptcy against our former parent, Underwriters Financial Group, in the amount of $350,000.

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

     Successful Efforts Method of Accounting
     ---------------------------------------

     We account for our natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

     The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

     Reserve Estimates
     -----------------

     Estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Impairment of Gas and Oil Properties
     ------------------------------------

     We review our oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our proved properties and compare such future cash flows to the carrying amount of the proved properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to recorded an impairment of the recorded book values associated with gas and oil properties. As a result of its review, the Company recognized an impairment of $1,480,000 and $798,000 for the years ended June 30, 2002 and 2001, respectively. The Company did not record an impairment during the year ended June 30, 2003.

     Commodity Derivative Instruments and Hedging Activities
     -------------------------------------------------------

     We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize future contracts, swaps or options, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices we receive.

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management (CPRM) activities.

     We account for our asset retirement obligations under SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company's asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells.

     Recently Issued or Proposed Accounting Standards and Pronouncements
     -------------------------------------------------------------------

     We have been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, we and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

     If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                                     June 30,
                                               2003             2002
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $68,966,000     $58,170,000
  Unproved leasehold acquisition costs       10,164,000       9,722,000
                                            -----------     -----------
     Total leasehold acquisition costs       79,130,000      67,892,000

Less: Accumulated depletion                  10,858,000       6,349,000
                                            -----------     -----------
Net leasehold acquisition costs             $68,272,000     $61,534,000
                                            -----------     -----------

     The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

     Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We do not believe this statement will have a material impact on our Financial Statements.

     In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had any effect on our financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIE's"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

     An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, we do not have a VIE.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003 and do not expect it to have a material impact on our financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material impact on our financial condition and results of operations.

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

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $32,214,000 of variable rate debt obligations at June 30, 2003. The annual effect of a one percent change in interest rates would be approximately $320,000. The interest rate on these variable rate debt obligations approximates current market rates as of June 30, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are included and begin on page F-1. There are no financial statement schedules since they are either not applicable or the information is included in the notes to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls:

     There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

                               PART III

     The information required by Part III, Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," Item 13 "Certain Relationships and Related Transactions" and Item 14 "Principal Accounting Fees and Services" is incorporated by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders. For information concerning Item 10 "Directors and Executive Officers of the Registrant," see Part I; Item 4A.

                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements.

                                                                     Page No.

     Independent Auditors' Report ....................................  F-1

     Consolidated Balance Sheets for the years ended
     June 30, 2003 and 2002 ..........................................  F-2

     Consolidated Statements of Operations for the years
     ended June 30, 2003, 2002 and 2001 ..............................  F-3

     Consolidated Statement of Stockholders' Equity
     and Comprehensive Income (Loss) for the
     years ended June 30, 2003, 2002 and 2001 ........................  F-4

     Consolidated Statement of Stockholders' Equity
     and Comprehensive Income (Loss) for the
     years ended June 30, 2003, 2002 and 2001 ........................  F-5

     Consolidated Statements of Cash Flows for the
     years ended June 30, 2003, 2002 and 2001 ........................  F-6

     Notes to Consolidated Financial Statements ......................  F-7

     Financial Statement Schedules.  None.

     (b) Reports on Form 8-K. During the quarter ended June 30, 2003, the Registrant filed Reports on Form 8-K as follows:

     1.  Form 8-K; May 12, 2003; Items 7 and 9
     2.  Form 8-K; June 20, 2003; Items 2 and 7
     3.  Form 8-K/A; June 20, 2003; Items 5 and 7

     (c) Exhibits. The Exhibits listed in the Index to Exhibits appearing at page 57 are filed as part of this report.

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

9.   Voting Trust Agreement.  Not applicable.

10.  Material Contracts.

10.1 Burdette A. Ogle "Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment," "Lease Interests Purchase Option Agreement" and "Purchase and Sale Agreement." Incorporated by reference from Exhibit 28.1 to the Company's Form 8-K dated January 3, 1995.

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

10.10     Promissory Note dated December 1, 1999. Incorporated by reference from
          Exhibit 10.3 to the Company's Form 8-K dated December 1, 1999.

10.11 Agreement dated December 30, 1999 between Burdette A. Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated January 4, 2000.

10.12 Purchase and Sale Agreement dated June 1, 2000 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated July 10, 2000.

10.13 Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.

10.14 Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke, from Exhibit 10.4 a, b, and c to the Company's Form 8-K dated October 25, 2001.

10.15 Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company's definitive proxy statement filed May 1, 2002.

10.16 Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001, incorporated by reference from Exhibit 10.3 to the Company's Form 8-K dated October 25, 2001.

10.17 Letter agreement dated December 3, 2001 between Delta Petroleum Corporation and Ogle Properties LLC, incorporated by reference from
          Exhibit 10.4 to the Company's Form 8-K dated October 25, 2001.

10.18 Purchase and Sale Agreement between Castle Energy Company and Delta Petroleum Corporation dated December 31, 2001 incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated January 15, 2002.


10.19 Purchase and Sale Agreement between Delta Petroleum Corporation and Tipperary Oil & Gas Corporation dated May 8, 2002 incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated April 30, 2002.

10.20 Credit Agreement dated May 31, 2002 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated May 24, 2002.

10.21 First Amendment to Credit Agreement dated June 20, 2003 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.3 to the Company's Form 8-K dated June 20, 2003.

10.22 Agreement with Arguello, Inc.  Filed herewith electronically.

11.  Statement Regarding Computation of Per Share Earnings. Not applicable.

12.  Statement Regarding Computation of Ratios. Not applicable.

21.  Subsidiaries of the Registrant.  Filed herewith electronically.

23.1 Consent of KPMG LLP.  Filed herewith electronically.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
      Section 1350.  Filed herewith electronically.

32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
      Section 1350.  Filed herewith electronically.

                        Independent Auditors' Report


The Board of Directors and Stockholders
Delta Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation (the Company) and subsidiary as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of July 1, 2002.


                                   /s/ KPMG LLP
                                   KPMG LLP


Denver, Colorado
August 22, 2003

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            June 30,             June 30,
                                                              2003                 2002
                                                          -----------          ------------
                                             ASSETS
Current Assets:
   Cash and cash equivalents                              $ 2,271,000          $  1,024,000
   Marketable securities available for sale                   662,000               485,000
   Trade accounts receivable, net of
      allowance for doubtful accounts of $50,000 at
      June 30, 2003 and June 30, 2002                       4,410,000             4,713,000
   Prepaid assets                                             764,000               785,000
   Other current assets                                       560,000               442,000
                                                          -----------          ------------
         Total current assets                               8,667,000             7,449,000
                                                          -----------          ------------
Property and Equipment:
   Oil and gas properties, at cost (using
      the successful efforts method
      of accounting):                                      90,487,000            73,002,000
   Less accumulated depreciation and depletion            (12,669,000)           (7,018,000)
                                                          -----------           -----------
         Net property and equipment                        77,818,000            65,984,000
                                                          -----------           -----------
Long term assets:
   Deferred financing costs                                   117,000               260,000
   Partnership net assets                                     245,000               384,000
                                                          -----------           -----------
         Total long term assets                               362,000               644,000
                                                          -----------           -----------
                                                          $86,847,000           $74,077,000
                                                          ===========           ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                      $10,039,000           $ 3,498,000
   Accounts payable                                         3,604,000             3,488,000
   Derivative instruments                                     468,000                     -
   Current foreign tax payable                                703,000               703,000
   Other accrued liabilities                                1,087,000                31,000
                                                          -----------           -----------
         Total current liabilities                         15,901,000             7,720,000
                                                          -----------           -----------
Long-term Liabilities:
   Asset retirement obligation                                868,000                     -
   Long-term debt, net                                     22,175,000            21,441,000
                                                          -----------           -----------
            Total long-term liabilities                    23,043,000            21,441,000

Stockholders' Equity:
   Preferred stock, $.10 par value;
      authorized 3,000,000 shares, none issued
   Common stock, $.01 par value;                                    -                     -
      authorized 300,000,000 shares, issued
      23,286,000 shares at June 30, 2003
      and 22,618,000 at June 30, 2002                         233,000               226,000
   Additional paid-in capital                              75,642,000            76,514,000
   Put option on Delta stock                                        -            (2,886,000)
   Accumulated other comprehensive loss                      (376,000)              (85,000)
   Accumulated deficit                                    (27,596,000)          (28,853,000)
                                                          -----------           -----------
         Total stockholders' equity                        47,903,000            44,916,000
                                                          -----------           -----------
Commitments                                               $86,847,000           $74,077,000
                                                          ===========           ===========

          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended June 30,

                                                                   2003           2002          2001
                                                                -----------    -----------   -----------
Revenue:
   Oil and gas sales                                            $25,561,000    $ 8,082,000   $12,277,000

   Realized gain (loss) on derivative instruments, net           (1,858,000)        39,000       (23,000)

   Gain (loss) on sale of oil and gas properties                    277,000        (88,000)      458,000
                                                                -----------    -----------   -----------
      Total revenue                                              23,980,000      8,033,000    12,712,000

Operating expenses:
   Lease operating expenses                                       9,479,000      4,314,000     4,698,000
   Depreciation and depletion                                     5,790,000      3,347,000     2,533,000
   Exploration expenses                                             140,000        155,000        89,000
   Abandoned and impaired properties                                      -      1,480,000       798,000
   Dry hole costs                                                   537,000        396,000        94,000
   Professional fees                                                842,000      1,322,000     1,108,000
   General and administrative (includes stock option expense
      of $124,000, $143,000 and $409,000 for the years ended
      June 30, 2003, 2002 and 2001, respectively.)                4,179,000      2,060,000     1,773,000
                                                                -----------    -----------   -----------
      Total operating expenses                                   20,967,000     13,074,000    11,093,000
                                                                -----------    -----------   -----------

Income (loss) from operations                                     3,013,000     (5,041,000)    1,619,000

Other income and (expense):
   Other income                                                      31,000        113,000       587,000
   Interest and financing costs                                  (1,767,000)    (1,325,000)   (1,861,000)
                                                                -----------    -----------   -----------
      Total other expense                                        (1,736,000)    (1,212,000)   (1,274,000)
                                                                -----------    -----------   -----------
Income (loss) before cumulative effect of
      Change in accounting principle                              1,277,000    $(6,253,000)  $   345,000

Cumulative effect of change in accounting principle                 (20,000)             -             -
                                                                -----------    -----------   -----------

     Net income (loss)                                          $ 1,257,000    $(6,253,000)  $   345,000
                                                                ===========    ===========   ===========

Net income (loss) per common share:
   Basic                                                        $       .05    $     (0.49)  $      0.03
                                                                ===========    ===========   ===========

   Diluted                                                      $       .05    $     (0.49)* $      0.03
                                                                ===========    ===========   ===========

*   Potentially dilutive securities outstanding were anti-dilutive


          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
 and Comprehensive Income (Loss)
Years Ended June 30, 2003, 2002 and 2001

                                                                              Accumulated
                                                                              other
                                                                              Compre-
                             Common Stock        Additional    Put Option     hensive
                          --------------------    paid-in          on         income     Comprehensive  Accumulated
                            Shares      Amount    capital      Delta stock    (loss)     income (loss)    deficit      Total
                          ----------   --------  -----------  ------------    ---------  -------------  -----------  ----------


Balance, June 30, 2000     8,422,000   $ 84,000   33,747,000            -       77,000                 (22,945,000)  10,963,000

Comprehensive loss:
   Net loss                        -          -            -            -            -        345,000      345,000      345,000

   Other comprehensive
    loss, net of tax

    Unrealized gain on
     equity securities             -          -            -            -       (8,000)        (8,000)                   (8,000)
                                                                                          ------------
Comprehensive loss                 -          -            -            -            -        337,000
                                                                                          ===========
Stock options granted
 as compensation                   -          -      520,000            -            -                           -      520,000
Fair value of warrants
 issued for common stock
  investment agreement             -          -    1,436,000            -            -                                1,436,000
Warrant issued in exchange
 for common stock
 investment agreement              -          -   (1,436,000)           -            -                           -   (1,436,000)
Shares issued for cash,
 net of commissions        1,004,000     10,000    2,412,000            -            -                           -    2,422,000
Shares issued for cash
 upon exercise of options    922,000      9,000    1,471,000            -            -                           -    1,480,000
Conversion of note
 payable and accrued
 interest to common stock    200,000      2,000      509,000            -            -                           -      511,000
Shares issued for oil and
 gas properties              851,000      9,000    2,945,000            -            -                           -    2,954,000
Shares reacquired and
 retired                    (239,000)    (2,000)    (904,000)           -            -                           -    (906,000)
                          ----------   --------   ----------   ----------     --------                 -----------   ----------
Balance, June 30, 2001    11,160,000    112,000   40,700,000            -       69,000                 (22,600,000)  18,281,000

Comprehensive loss:
   Net loss                        -          -            -            -            -     (6,253,000)  (6,253,000)  (6,253,000)
   Other comprehensive
    loss, net of tax
   Unrealized loss on
    equity securities              -          -            -            -     (154,000)      (154,000)                 (154,000)

                                                                                          -----------
Comprehensive income               -          -            -            -            -     (6,407,000)
                                                                                          ===========
Stock options granted
 as compensation                   -          -      143,000            -            -                           -      143,000
Shares issued for cash,
 net of commissions           72,000      1,000      224,000            -            -                           -      225,000
Shares issued for cash
 upon exercise of options    266,000      2,000      405,000            -            -                           -      407,000
Shares issued for
 services                     14,000          -       48,000            -            -                           -       48,000
Shares issued for oil
 and gas properties        9,703,000     97,000   26,862,000            -            -                           -   26,959,000
Put option on Delta stock          -          -    2,886,000   (2,886,000)           -                           -         -
Shares issued for all
 outstanding shares of
 Piper Petroleum Company   1,377,000     14,000    5,220,000            -            -                           -    5,234,000
Shares issued for debt        51,000          -      157,000            -            -                           -      157,000
Shares reacquired and
 retired                     (25,000)         -     (131,000)           -            -                           -     (131,000)
                          ----------   --------   ----------   ----------     --------                 -----------   ----------
Balance, June 30, 2002    22,618,000   $226,000   76,514,000   (2,886,000)     (85,000)                (28,853,000)  44,916,000


DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
Years Ended June 30, 2003, 2002 and 2001

                                                                              Accumulated
                                                                              other
                                                                              Compre-
                             Common Stock        Additional    Put Option     hensive
                          --------------------    paid-in          on         income     Comprehensive  Accumulated
                            Shares      Amount    capital      Delta stock    (loss)     income (loss)    deficit      Total
                          ----------   --------  -----------  ------------    ---------  -------------  -----------  ----------

Comprehensive income:
   Net income                      -          -            -            -            -       1,257,000   1,257,000    1,257,000
Other comprehensive
   income, net of tax
     Change in fair value
     of derivative
     hedging instruments           -          -            -            -     (468,000)       (468,000)          -     (468,000)

      Unrealized gain on equity
      securities, net              -          -            -            -      177,000         177,000           -      177,000
                                                               ----------
  Comprehensive income             -          -            -            -            -         966,000
  Stock options granted as
    compensation                                     124,000            -            -      ==========           -      124,000
  Put option on Delta stock        -          -   (2,886,000)   2,886,000                                                     -
  Shares issued for oil and
  gas properties             200,000      2,000      920,000            -            -                           -      922,000
  Shares issued for cash
  upon exercise of options   468,000      5,000      970,000            -            -                           -      975,000

                          ----------   --------  -----------   ----------    ---------                ------------   -----------
Balance, June 30, 2003    23,286,000   $233,000  $75,642,000   $        -    $(376,000)               $(27,596,000)  $47,903,000
                          ==========   --------  -----------   ==========    =========                ============   ===========










      See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended June 30,

                                                             2003           2002            2001
                                                         ------------   ------------    -----------
Cash flows operating activities:
 Net income (loss)                                       $  1,257,000   $ (6,253,000)   $   345,000
 Adjustments to reconcile net income (loss) to cash
       used in operating activities:
  Depreciation and depletion                                5,790,000      3,347,000      2,533,000
  Stock option expense                                        124,000        143,000        520,000
  Amortization of financing costs                             456,000        582,000        506,000
  Abandoned and impaired properties                                 -      1,480,000        798,000
  (Gain) loss on sale of oil and gas properties              (277,000)        88,000       (458,000)
  Shares issued for services                                        -         48,000              -
  Cumulative effect of change in accounting principle          20,000              -              -
 Net changes in operating assets and operating
       liabilities:
  Increase in trade accounts receivable                      (101,000)    (1,265,000)    (1,204,000)
  Decrease (increase) in prepaid assets                        21,000       (191,000)      (221,000)
  Increase (decrease) in other current assets                 (78,000)        (6,000)        66,000
  Increase in accounts payable                                116,000        172,000        222,000
  Increase (decrease) in other accrued liabilities            671,000        (15,000)      (328,000)
                                                         ------------   ------------    -----------
Net cash provided by (used in) operating activities      $  7,999,000   $ (1,870,000)   $ 2,779,000
                                                         ------------   ------------    -----------
Cash flows from investing activities:
  Additions to property and equipment, net                (15,637,000)   (17,959,000)   (11,613,000)
  Proceeds from sale of oil and gas properties                850,000      4,313,000      3,700,000
  Merger with Piper Petroleum                                       -         74,000              -
  Increase (decrease) in long term assets                     139,000        460,000       (169,000)
                                                         ------------   ------------    -----------
Net cash used in investing activities                     (14,648,000)   (13,112,000)    (8,082,000)
                                                         ------------   ------------    -----------
Cash flows from financing activities:
  Stock issued for cash upon exercise of options              975,000   407,000      1,480,000
  Issuance of common stock for cash                                 -        225,000      2,422,000
  Proceeds from borrowings                                  9,000,000     21,778,000     14,394,000
  Repayment of borrowings                                  (1,725,000)    (6,673,000)   (12,777,000)
  Payment of financing fees                                  (354,000)      (249,000)             -
                                                         ------------   ------------    -----------
Net cash provided by financing activities                   7,896,000     15,488,000      5,519,000
                                                         ------------   ------------    -----------
Net increase in cash and cash equivalents                   1,247,000        506,000        216,000
                                                         ------------   ------------    -----------
Cash at beginning of period                                 1,024,000        518,000        302,000
                                                         ------------   ------------    -----------
Cash at end of period                                    $  2,271,000   $  1,024,000    $   518,000
                                                         ============   ============    ===========
Supplemental cash flow information -
Cash paid for interest                                   $  1,312,000   $    779,000    $ 1,677,000
                                                         ============   ============    ===========
Common stock issued for the purchase
 of oil and gas properties, net of return of
 deposited shares                                        $    922,000   $ 26,959,000    $ 2,954,000
                                                         ============   ============    ===========
Non-cash financing activities:
Shares issued for all outstanding shares of
 Piper Petroleum Company                                 $          -   $  5,234,000    $         -
                                                         ============   ============    ===========
Shares reacquired and retired for
 oil and gas properties and option exercise              $          -   $    131,000    $   906,000
                                                         ============   ============    ===========
Common stock issued for note payable
 and accrued interest or accounts payable                $          -   $    157,000    $   511,000
                                                         ============   ============    ===========


      See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

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

     At June 30, 2003 the Company owned 4,277,977 shares of the common stock of Amber Resources Company ("Amber"), representing 91.68% of the outstanding common stock of Amber. Amber is a public company also engaged in acquiring, exploring, developing and producing oil and gas properties.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001


(1)  Summary of Significant Accounting Policies, Continued

                                                         Unrealized      Estimated
                                             Cost        Gain (loss)    Market Value
                                           ---------     ----------     ------------

June 30, 2003
  Bion Environmental Technologies, Inc.    $ 152,000     $(140,000)     $  12,000
  Tipperary Oil & Gas Company              $ 418,000     $ 232,000      $ 650,000
                                           ---------     ---------      ---------
                                           $ 570,000     $  92,000      $ 662,000
                                           =========     =========      =========
June 30, 2002
  Bion Environmental Technologies, Inc.    $ 152,000     $ (92,000)     $  60,000
  Tipperary Oil & Gas Company              $ 418,000     $   7,000      $ 425,000
                                           ---------     ---------      ---------
                                           $ 570,000     $ (85,000)     $ 485,000
                                           =========     =========      =========
June 30, 2001
  Bion Environmental Technologies, Inc.    $ 152,000     $  69,000      $ 221,000
                                           =========     =========      =========

     Revenue Recognition

     The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.

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

     Upon the sale or retirement of oil and gas properties, other than partial interests in proved properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is credited or charged to operations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

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

     The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded an $878,000 impairment provision attributable to certain producing properties for the year ended June 30, 2002 and $6,000 for the year ended June 30, 2001, and had no impairment for the year ended June 30, 2003.

     For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies, Continued

are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded an impairment provision attributable to certain undeveloped properties of $602,000 for the year ended June 30, 2002, $168,000 for the year ended June 30, 2001, and had no similar foreign impairment for the year ended June 30, 2003.

     In addition, the Company recorded an impairment provision attributed to certain undeveloped foreign properties of $624,000 for the year ended June 30, 2001 and had no similar foreign impairment for the other periods presented.

      Asset Retirement Obligations

          In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years of $20,000, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company's asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. On July 1, 2002 the Company also recorded $644,000 of asset retirement obligations (using an 8% discount rate), an increase in the carrying amount of its oil and gas properties of $664,000 and a decrease to accumulated depreciation of $20,000. The Company has no obligation to provide for the retirement of its offshore properties as the obligations remained with the seller. The following is a description of the changes and pro forma changes to the Company's asset retirement obligations from July 1, 2002 to June 30, 2003.


     Asset retirement obligation - July 1, 2002                 $644,000
     Accretion                                                    57,000
     Additions                                                   181,000
     Settlements                                                 (14,000)
                                                                --------
     Asset retirement obligation - June 30, 2003                 868,000
     Less: Current asset retirement obligation                         -
                                                                --------
     Long-term asset retirement obligation                      $868,000
                                                                ========

The pro forma effects of the application of SFAS No. 143 on net income would have been immaterial and there would have been no effect on earnings per share.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies, Continued

     Derivative Financial Instruments

     The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes future contracts, swaps or options which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivitives contracts are based upon crude oil and natural futures which have a high degree of historical correlation with actual prices received by the Company

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of Other Comprehensive Income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

     Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 has no material impact on the Company, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. Accordingly, no compensation cost is recognized for options granted at a price equal to or greater than the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net income (loss) for the years ended June 30, 2003, 2002 and 2001 would have been as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies, Continued


                                                         June 30,
                                       -------------------------------------------
                                          2003            2002            2001
                                       ----------     -----------      -----------

Net Income (loss)                      $1,257,000     $(6,253,000)     $   345,000
FAS 123 compensation effect              (209,000)       (790,000)      (3,235,000)
                                       ----------     -----------      -----------

   Net Income (loss) after FAS 123
   compensation effect                 $1,048,000     $(7,043,000)     $(2,890,000)
                                       ==========     ===========      ===========

   Income per common share:            $      .05     $     (0.55)     $     (0.28)
                                       ==========     ===========      ===========


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

     Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings
(loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. The effect of potentially dilutive securities outstanding was antidilutive during year ended June 30, 2002.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies, Continued

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, bad debts, oil and gas properties, depletion and impairment, marketable securities, income taxes, derivatives, asset retirement obligations, contingencies and litigation. Actual results could differ from these estimates.

     Recently Issued Accounting Standards and Pronouncements

     The Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

     If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                                     June 30,
                                               2003             2002
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $68,966,000     $58,170,000
  Unproved leasehold acquisition costs       10,164,000       9,722,000
                                            -----------     -----------
     Total leasehold acquisition costs       79,130,000      67,892,000

Less: Accumulated depletion                  10,858,000       6,349,000
                                            -----------     -----------
Net leasehold acquisition costs             $68,272,000     $61,543,000
                                            -----------     -----------

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies, Continued

     The reclassification of these amounts would not effect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

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

     In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had any effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIE's"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies, Continued

     Such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not have a VIE.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2004 and does not expect to have a material impact on the Company's financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material impact on the Company's financial condition or results of operation.

     Reclassification

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 financial statement presentation.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001


(2)  Oil and Gas Properties

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10,164,000 and $9,722,000 at June 30, 2003 and 2002,
respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

     The Company is not the designated operator of any of these properties but is an active participant in the ongoing activities of each property along with the designated operator and other interest owners. If the designated operator elected not to or was unable to continue as the operator, the other property interest owners would have the right to designate a new operator as well as share in additional property returns prior to the replaced operator being able to receive returns. Based on the Company's size, it would be difficult for the Company to proceed with exploration and development plans should other substantial interest owners elect not to proceed. However, to the best of its knowledge, the Company believes the designated operators and other major property interest owners intend to proceed with exploration and development plans under the terms and conditions of the operating agreement. The ownership rights in each of these properties have been retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. Federal Government whereby as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(2)  Oil and Gas Properties, Continued

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2003 and June 30, 2002 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases are adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes a determination adverse to us, it is likely that some or all of these leases would become impaired and written off at that time.

     As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If the leases are found not to be valid for some reason, or if the United States either does not comply with the order requiring it to make a consistency determination or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though we would undoubtedly proceed with our litigation. It is also possible that other events could occur that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(2)  Oil and Gas Properties, Continued

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial. In the event, however, that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

     Acquisitions - 2003

     On June 20, 2003, the Company acquired producing oil and gas interests and related undeveloped acreage in Kansas from JAED Production Company "JAED", an unrelated entity. The Company paid $9,000,000 and issued 200,000 shares of common stock. The shares issued were recorded at a stock price of $4.61, a five day average closing price surrounding the announcement of the transaction. The Company recorded a purchase price adjustment of approximately $291,000 which reflects the net reserves after operating costs and acquisition related costs from the effective date of June 1, 2003 through the closing date of June 20, 2003. The total acquisition cost of $9,631,000 was allocated between proved developed producing of $7,635,000 and proved undeveloped of $1,996,000.

     Acquisitions - 2002

     On February 19, 2002, Delta completed the acquisition of Piper Petroleum Company ("Piper"), a privately owned oil and gas company headquartered in Fort Worth, Texas. Delta issued 1,377,240 shares of restricted common stock for 100% of the shares of Piper. The 1,377,240 shares of restricted common stock were valued at approximately $5,234,000 based on the five-day average closing price surrounding the announcement of the merger. In addition, Delta issued 51,000 shares for the cancellation of certain debt of Piper. As a result of the acquisition, the Company acquired Piper's working and royalty interests in over 700 gross (4.6 net) wells which are primarily located in Texas, Oklahoma and Louisiana along with a 5% working interest in the Comet Ridge coal bed methane gas project in Queensland, Australia. On May 24, 2002 the Company completed the sale of our undivided interests in Australia, to Tipperary Corporation, in exchange for Tipperary's producing properties in the West Buna Field (Hardin and Jasper counties, Texas) which had a fair market value of approximately $4,100,000, $700,000 in cash, and 250,000 unregistered shares of Tipperary common stock. No gain or loss was recorded on this transaction. In addition, on May 28, 2002, the Company sold a commercial office building obtained in the merger with Piper located in Fort Worth, Texas to a non-affiliate for its fair value of $417,000. No gain or loss was recorded on this transaction. The total acquisition cost, net of purchase price adjustments, of approximately $4,803,000 was allocated between proved developed producing of $3,882,000, proved developed non-producing of $336,000, and proved undeveloped of $585,000. Net daily production from the West Buna Field approximates 900,000 cubic feet equivalent.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(2)  Oil and Gas Properties, Continued

     On May 31, 2002, the Company acquired all of the domestic oil and gas properties of Castle Energy Corporation. The properties acquired from Castle consist of interests in approximately 525 producing wells located in fourteen
(14) states, plus associated undeveloped acreage. The Company issued 9,566,000 shares of Common Stock to Castle Energy Corporation as part of the purchase price. The shares issued were recorded at a stock price of$3.97, the closing stock price at May 31, 2002, discounted by 30% according to a fair market appraisal of Delta's stock obtained from Snyder & Company, an independent evaluation expert.

     The Company was entitled to repurchase up to 3,188,667 of our shares from Castle for $4.50 per share for a period of one year after closing (May 31, 2003). The Company did not repurchase its shares on May 31, 2003. This right is reflected in stockholders' equity at its fair value as a put option on Delta stock until expiration. The Company's agreement with Castle was effective as of October 1, 2001 and the net operating revenues from the properties between the effective date and the May 31, 2002 closing date were recorded as an adjustment to the purchase price. As a part of the acquisition, upon closing, Delta granted an option to acquire a 4% working interest in the properties acquired for a cost of $878,000 to BWAB Limited Liability Company ("BWAB"), a less than 10% shareholder of Delta. The difference between the $878,000 paid by BWAB which was less than fair value, and 4% of the cost of the Castle properties was treated as an additional acquisition cost by Delta for its consultation and assistance related to the transaction. The Company recorded a purchase price adjustment of approximately $5,817,000 which reflects the net revenues after operating costs and acquisition related costs from the effective date of October 1, 2001 through the closing date of May 31, 2002. The total acquisition cost of approximately $40,767,000 was allocated between proved developed producing of $32,614,000 and proved undeveloped of $8,153,000. The Company recorded oil and gas revenues of $1,148,000 and operating expenses of $485,000 for the month of June 2002 relating to these properties.

     In addition to the acquisitions described above, the Company acquired additional oil and gas properties in Colorado, Oklahoma and Texas during fiscal 2002. The consideration for these acquisitions was $667,000 and 137,476 shares of the Company's restricted common stock with a fair value of $375,000 based on the market price on the date of closing.

     Acquisitions 2001

     On July 10, 2000, the Company paid $3,745,000, during fiscal 2000, issued 90,000 shares of the Company's common stock valued at approximately $273,000, the amount previously recorded as a deposit on oil and gas properties and on September 28, 2000, the Company paid $1,845,000 to acquire interests in 20 producing wells, 5 injection wells and acreage located in the Eland and Stadium fields in Stark County, North Dakota ("North Dakota"). The July 10, 2000 and September 28, 2000 payments resulted in the acquisition by the Company of 67% and 33%, respectively, of the ownership interest in each

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(2)  Oil and Gas Properties, Continued

property acquired. The $3,745,000 payment on July 10, 2000 was financed through borrowings from an unrelated entity and personally guaranteed by two of the Company's officers, while the payment on September 28, 2000 was primarily paid out of the Company's net revenues from the effective date of the acquisitions through closing. Delta also issued 100,000 shares of its restricted common stock, valued at $450,000, to an unaffiliated party for its consultation and assistance related to the transaction. The common stock issued was recorded at a 10% discount to market, which was based on the quoted market price of the stock at the time the commission was earned and is recorded in oil and gas properties.

     In addition to the North Dakota acquisition, the Company acquired additional oil and gas properties during fiscal 2001 in New Mexico and South Dakota. The consideration for these acquisitions, which included stock commissions relating to the acquisitions, was $2,567,000 and 751,238 shares of the Company's common stock valued at $2,504,000.

     The Company committed to sell 25,000 barrels per month from July 2000 to December 2000 at $14.65. If the Company would not have committed to sell its proportionate shares of its barrels, the Company would have realized an increase in income of $1,242,000 for the year ended June 30, 2001.

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

     During the years ended June 30, 2003, 2002 and 2001, the Company disposed of certain oil and gas properties and related equipment to unaffiliated entities in addition to the North Dakota disposition described above. The Company has received proceeds from these sales of $850,000 $1,667,000 and $3,700,000 and such sales resulted in a net gain (loss) on sale of oil and gas properties of $277,000, $(87,000) and $458,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(3)  Long Term Debt
                                               June 30,
                                      2003                 2002
                                   -----------          -----------

     A                             $27,668,000          $18,918,000
     B                               4,546,000            6,021,000
                                   -----------          -----------
                                   $32,214,000          $24,939,000

     Current Portion                10,039,000            3,498,000
                                   -----------          -----------

     Long-Term Portion             $22,175,000          $21,441,000
                                   ===========          ===========

     A. On June 20, 2003, the Company increased its credit facility from $20 million to $29.3 million with Bank of Oklahoma and Local Oklahoma Bank (the "Banks). The facility has a variable interest rate component of prime + 1.5%/-.5% based on the total debt outstanding and a monthly commitment reduction of $600,000. The proceeds from this facility were used for the acquisitions of Castle and JAED and to pay off the remaining US Bank debt.
The Company paid a 1% commitment fee in aggregate to the banks. This fee was recorded as a deferred financing fee and will be amortized over the life of the loan which matures on May 31, 2005 and is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually.

     If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is required to meet quarterly debt covenants and restrictions. At June 30, 2003, the Company was in compliance with its quarterly debt covenants and restrictions.

     B. On December 1, 1999, the Company borrowed $8,000,000 (at prime plus 1-1/2% from KFOC). In addition, the Company will be required to pay a fee of $250,000 on June 1, 2004 as the note was not retired prior to June 1, 2003. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and New Mexico acquisitions. The Company is required to make minimum monthly payments of principal and interest equal to the greater of $150,000 or 75% of net cash flows from the acquisitions completed on November 1, 1999 and December 1, 1999. The loan is collateralized by the Company's oil and gas properties acquired with the loan proceeds.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(3)  Long Term Debt, Continued

Maturities of long-term debt, based on current arrangements, for each of the five years following June 30, 2003 are as follows:

     YEAR ENDING DECEMBER 31,
      2004................................  $10,039,000
      2005................................    7,200,000
      2006................................    7,200,000
      2007................................    7,200,000
      2008................................      575,000
                                              -----------
                                              $32,214,000
                                              ===========

(4)  Stockholders' Equity

     Preferred Stock

     The Company has 3,000,000 shares of preferred stock authorized, par value $.10 per share, issuable from time to time in one or more series. As of June 30, 2003, 2002 and 2001, no preferred stock was issued.

     Common Stock

     In addition to the common stock transactions described earlier in Note
(2), the Company raised additional capital through the sale of shares of its common stock, net of commissions, of $225,000 and $2,422,000 during the years ended June 30, 2002 and 2001, respectively. Commissions consisted of cash and/or warrants to purchase shares of the Company's common stock and were accounted for as an adjustment to stockholders' equity. The warrants were issued with exercise prices at market or at a discount of 10% or less.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(4)  Stockholders' Equity, Continued

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

     A summary of the stock option activity under the Company's various plans and related information for the years ended June 30, 2003, 2002 and 2001 follows:

                                        2003                2002                   2001

                                  Weighted-Average    Weighted-Average      Weighted-Average
                                  Exercise            Exercise              Exercise
                                  Options    Price    Options     Price     Options     Price
                                 ---------   ------   ---------   ------    ---------   ------
Outstanding-beginning of year    3,378,487   $ 3.07   2,956,215   $ 3.14    1,635,886   $ 1.36
Granted                            255,000   $ 2.79     547,500   $ 2.32    1,882,500   $ 4.00
Exercised                         (217,500)  $(1.59)    (95,228)  $(0.62)    (562,171)  $(0.81)
Expired                             (5,000)  $ 3.20     (30,000)  $(4.56)           -        -
                                 ---------   ------   ---------   ------    ---------   ------
Outstanding-end of year          3,410,987   $ 3.15   3,378,487   $ 3.07    2,956,215   $ 3.14
                                 =========   ======   =========   ======    =========   ======

Exercisable at end of year       3,240,989   $ 3.15   3,358,487   $ 3.06    2,896,215   $ 3.12
                                 =========   ======   =========   ======    =========   ======

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(4)  Stockholders' Equity, Continued

     The Company issued options to its Non-employee Directors. Accordingly, the Company recorded stock option expense in the amount of $114,000, $113,000 and $110,000 for options issued to its Directors for the years ended June 30, 2003, 2002 and 2001, respectively, for options issued below market.

     Exercise prices for options outstanding under our various plans as of June 30, 2003 ranged from $0.05 to $9.75 per share. The weighted-average remaining contractual life of those unvested options is 7.96 years. All but 170,000 options are fully vested at June 30, 2003. A summary of the outstanding and exercisable options at June 30, 2003, segregated by exercise price ranges, is as follows:

                                             Weighted
                                             Average
                                 Weighted    Remaining                     Weighted
Exercise                         Average     Contractual                   Average
Price           Options          Exercise    Life            Exercisable   Exercise
Range           Outstanding      Price       (in years)      Options       Price
-----------     -----------      --------    -----------     -----------   --------
$0.05-$1.12       314,590         $0.05          5.25           314,590     $0.05
$1.13-$3.25       916,397          2.56          8.18           776,397      2.44
$3.26-$9.75     2,180,000          3.85          6.53         2,150,000      3.86
                ---------         -----         -----         ---------     -----
                3,410,987         $3.15          6.86         3,240,987     $3.15
                =========         =====         =====         =========     =====

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following Weighted-average assumptions for the years ended June 30, 2003, 2002 and 2001, respectively, risk-free interest rate of 2.84%, 4.73% and 5.1%, dividend yields of 0%, 0% and 0%, volatility factors of the expected market price of the Company's common stock of 65.32%, 65.68% and 64.03% and a weighted-average expected life of the options of 4.16, 6.37 and 6.15 years.

     Non-Qualified Stock Options (Non-Employee)

     The Company has also issued options to non-employees. Accordingly, the Company recorded stock option expense in the amount of $10,000 $30,000 and $299,000 to non-employees for the years ended June 30, 2003, 2002 and 2001, respectively.

     A summary of the stock option and warrant activity and related information for the years ended June 30, 2003, 2002 and 2001 is as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(4)  Stockholders' Equity, Continued

                                        2003                2002                   2001

                                  Weighted-Average    Weighted-Average      Weighted-Average
                                  Exercise            Exercise              Exercise
                                  Options    Price    Options     Price     Options     Price
                                 ---------   ------   ---------   ------    ---------   ------

Outstanding-beginning of year    1,954,000   $ 3.62   2,140,000   $ 3.56    1,562,500   $ 3.33
Granted                                  -        -      35,000   $ 3.25    1,250,000   $ 3.46
Exercised                    (250,761)  $(2.51)   (171,000)  $(2.04)    (360,000)  $(2.85)
Purchased from Kaiser-Francis
  Oil Co                                 -        -            -         -     (250,000)  $(2.00)
Expired                           (448,239)  $(4.76)    (50,000)  $(6.00)     (62,500)  $(6.125)
                                 ---------   ------   ---------   ------    ---------   -------
Outstanding end of year          1,255,000   $ 3.38   1,954,000   $ 3.62    2,140,000   $ 3.56
                                 =========   ======   =========   ======    =========   ======
Exercisable at end of
 year                            1,255,000   $ 3.38   1,954,000   $ 3.62    2,140,000   $ 3.56
                                 =========   ======   =========   ======    =========   ======

     Exercise prices for options outstanding as of June 30, 2003 ranged from $2.00 to $6.00 per share. All options are fully vested at June 30, 2003. The weighted-average remaining contractual life of those options is 1.71 years. A summary of the outstanding and exercisable options at June 30, 2003, segregated by exercise price ranges, is as follows:

                                             Weighted
                                             Average
                                 Weighted    Remaining                     Weighted
Exercise                         Average     Contractual                   Average
Price           Options          Exercise    Life            Exercisable   Exercise
Range           Outstanding      Price       (in years)      Options       Price
-----------     -----------      --------    -----------     -----------   --------
$3.00-$3.25       785,000         $3.03        1.90            785,000      $3.03
$3.26-$6.00       470,000          3.98        0.25            470,000       3.98
                ---------         -----        ----          ---------      -----
                1,255,000         $3.38        1.19          1,255,000      $3.38
                =========         =====        ====          =========      =====

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(5)  Employee Benefits

     The Company adopted a profit sharing plan on January 1, 2002. All employees are eligible to participate in and contributions to the profit sharing plan are voluntary and must be approved by the Board of Directors. Amounts contributed to the Plan will vest over a six year service period.

     Prior to the adoption of a profit sharing plan, the Company sponsored a qualified tax deferred savings plan in the form of a Savings Incentive Match Plan for Employees ("SIMPLE") IRA plan available to companies with fewer than 100 employees. Under the SIMPLE plan, the Company's employees made annual salary reduction contributions of up to 3% of an employee's base salary up to a maximum of $6,000 (adjusted for inflation) on a pre-tax basis. The Company matched contributions on behalf of employees who met certain eligibility requirements.

     For the years ended June 30, 2003, 2002 and 2001 the Company contributed $147,000, $68,000 and $18,000, respectively under the plans.

(6)  Commodity Derivative Instruments and Hedging Activities

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

     As of June 30, 2003, the Company recorded a derivative liability of approximately $468,000 for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss in other comprehensive income. The realized net losses from hedging activities were $1,858,000 for the year ended June 30, 2003.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(6)  Commodity Derivative Instruments and Hedging Activities, Continued

     Beginning in fiscal 2003, the Company began to hedge a portion of our oil and gas production using swap and collar agreements. The purpose of these hedge agreements, whereby the Company generally receives a fixed price for its production, is to provide a measure of stability to our cash flow in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. At June 30, 2003, the Company had agreements to hedge approximately 40% of its offshore oil production for production months July 2003 through December 2003. In addition, the Company has entered into agreements to hedge approximately 30% of its onshore oil production for production months July 2003 through October 2003 and 45% of its onshore gas production for production months July 2003 through September 2003. As of June 30, 2003, the Company has approximately 72,000 Bbls of oil and 386,000 Mcf of natural gas subject to commodity price risk contracts for fiscal 2004. The fiscal 2004 contracts have weighted average floor prices of $27.32 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $27.32 per barrel and $4.50 per Mmbtu, respectively.



(7)  Income Taxes

     At June 30, 2003, 2002 and 2001, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                             2003            2002            2001
                                         ------------    ------------    ------------
     Deferred tax assets:
     Net operating loss/depletion
       carryforwards                     $ 13,927,000    $ 11,534,000    $  9,378,000

     Other                                    255,000          87,000          19,000
     Oil and gas properties,
       principally due to
       differences in basis resulting
       from depreciation and depletion              -               -               -
                                         ------------    ------------    ------------
     Gross deferred tax assets             14,182,000      11,621,000       9,397,000
     Less valuation allowance             (10,279,000)    (10,549,000)     (8,144,000)
     Deferred tax liability:
     Oil and gas properties,
       principally due to
       differences in basis resulting
       from depreciation and depletion     (3,903,000)     (1,072,000)     (1,253,000)
                                         ------------    ------------    ------------
Net deferred tax asset:                  $          -    $          -    $          -
                                         ============    ============    ============

                                    F-27

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(7)  Income Taxes, Continued

     The current income tax liability of $703,000 is due to estimate foreign taxes due as a result of the sale of Australian property acquired in the Piper Petroleum Company acquisition.

     No income tax benefit has been recorded for the years ended June 30, 2003, 2002 or 2001 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by the valuation allowance for such net deferred tax assets.

     At June 30, 2002, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $35,240,000 and $33,000,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 2003 through 2023. If not utilized, approximately $3.3 million of net operating losses will expire over the next five years. Net operating loss carryforwards attributable to Amber prior to 1993 of approximately $846,000, included in the above amounts, are available only to offset future taxable income of Amber.

     In addition, Delta Petroleum and its subsidiaries experienced a change in ownership in May 2002 with the acquisition of Castle's oil and gas properties and as a result, its annual net operating loss carry-forward usage is limited. The annual limitation due to the ownership change is estimated to be approximately $3,000,000.

(8)  Related Party Transactions

     Transactions with Officers

     Until March 12, 2003, the Company's Board of Directors had granted each of our officers the right to participate in the drilling on the same terms as the Company in up to a five percent (5%) working interest in any well drilled, re-entered, completed or recompleted by us on our acreage (provided that any well to be re-entered or recompleted was then producing economic quantities of hydrocarbons). On March 12, 2003, the Board of Directors rescinded this right. The officers did not participate in any Company wells during fiscal 2003.

     On February 12, 2001, the Company's Board of Directors permitted Aleron
H. Larson, Jr., Chairman, Roger A. Parker, President, and Kevin Nanke, CFO, to purchase working interests of 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke in the Company's Cedar State gas property located in Eddy County, New Mexico and in the Company's Ponderosa Prospect consisting of approximately 52,000 gross acres in Harding and Butte Counties, South Dakota held for exploration. These officers were authorized to purchase these

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001


(8)  Related Party Transactions, Continued

interests on or before March 1, 2001 at a purchase price equivalent to the amounts paid by Delta for each property as reflected upon our books by delivering to us shares of Delta common stock at the February 12, 2001 closing price of $5.125 per share, the market closing price on this date. Messrs. Larson and Parker each delivered 10,256 shares in fiscal 2002 and 31,310 shares in fiscal 2001 and Mr. Nanke delivered 5,128 shares in fiscal 2002 and 15,655 shares in fiscal 2001 in exchange for their interests in these properties. Also on February 12, 2001, the Company granted Messrs. Larson and Parker and Mr. Nanke the right to participate in the drilling of the Austin State #1 well in Eddy County, New Mexico by their committing on February 12, 2001 (prior to any bore hole knowledge or information relating to the objective zone or zones) to pay 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke of Delta's working interest costs of drilling and completion or abandonment costs, which costs were paid to Delta in common stock at $5.125 per share, the market closing price on this date. All of these officers committed to participate in the well.

     Effective June 1, 2002, Mr. Parker exchanged properties with a fair market value of approximately $150,000 in exchange for a reduction in joint interest billing owed to the Company. The fair market value was initially determined by the Company's engineer and verified by an independent engineer.

     During fiscal 2001 and 2000, Mr. Larson and Mr. Parker guaranteed certain borrowings which have subsequently been paid in full. As consideration for the guarantee of the Company's indebtedness, each officer was assigned a 1% overriding royalty interest ("ORRI") in the properties acquired with the proceeds of the borrowings. Each officer earned approximately $108,000, $71,000 and $83,000 for their respective 1% ORRI during fiscal 2003, 2002 and 2001, respectively.

     Accounts Receivable Related Parties

     At June 30, 2003, the Company had $72,000 of receivables from related parties. These amounts include drilling costs, and lease operating expense on wells owned by the related parties and operated by the Company. The amounts are due on open account and are non-interest bearing.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(8)  Related Party Transactions, Continued

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

     The Company annually pays Ogle a $350,000 minimum production payment as payment for interests in certain undeveloped Federal Units offshore Santa Barbara which were assigned to the Company by Ogle. This payment is recorded as an addition to undeveloped offshore California properties. As of June 30, 2003, the Company has paid a total of $2,950,000 in minimum royalty payments and is to pay a minimum of $350,000 annually until the earlier of: 1) when production payments accumulate to $8,000,000; 2) when 80% of the ultimate reserves of any lease under the agreement have been produced; or 3) 30 years from the date of purchase, January 3, 1995.

     Evergreen Resources, Inc.

     On January 3, 2001, the Company granted an option to acquire 50% of the properties acquired under the Ogle transaction discussed above to Evergreen Resources, Inc. ("Evergreen"), a less than 10% shareholder, until September 30, 2001. The option expired September 30, 2001.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(9)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             Year Ended June 30,
                                                --------------------------------------------
                                                    2003            2002             2001
                                                -----------     -----------      -----------
Numerator:
Numerator for basic and diluted
  earnings per share - income available
  to common stockholders                        $ 1,257,000     $(6,253,000)     $   345,000
                                                -----------     -----------      -----------
Denominator:
Denominator for basic earnings
  per share-weighted average shares
  outstanding                                    22,865,000      12,682,000       10,289,000

Effect of dilutive securities-
  stock options and warrants                        954,000               *        1,464,000
                                                -----------     -----------      -----------
Denominator for diluted
  earnings per common shares                     23,819,000     $12,682,000       11,753,000
                                                ===========     ===========      ===========

Basic earnings per common share                 $       .05     $      (.49)     $       .03
                                                ===========     ===========      ===========

Diluted earnings per common share               $       .05     $      (.49)     $       .03
                                                ===========     ===========      ===========

     *Potentially dilutive securities outstanding of 5,332,000 in 2002 were anti-dilutive.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(10) Commitments

     The Company rents an office in Denver under an operating lease which expires in September 2008. Rent expense, net of sublease rental income, for the years ended June 30, 2003, 2002 and 2001 was approximately $210,000, $109,000 and $82,000, respectively. Future minimum payments under non-cancelable operating leases are as follows:

                         2004                $ 248,000
                         2005                $ 234,000
                         2006                $ 212,000
                         2007                $ 211,000
                         2008                $ 207,000
                         Thereafter          $  52,000

(11) Selected Quarterly Financial Data (Unaudited)


Fiscal 2003                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
-----------                          -----------   -----------   -----------   -----------
Revenue                               $5,648,000    $5,704,000    $6,975,000    $5,653,000
Income (loss) from operations            634,000       850,000     1,715,000      (186,000)
Net Income (loss)                        117,000       428,000     1,307,000      (595,000)
Basic Earnings (loss) per share       $      .01    $      .02    $      .06    $     (.03)
Diluted earnings (loss) per share     $       **    $      .02    $      .05    $        *

Fiscal 2003 4th Quarter includes bonuses of $676,000 and dry hole costs of $405,000.

*Potentially dilutive securities outstanding were anti-dilutive
**less than $.01 per share


Fiscal 2002                         1st Quarter    2nd Quarter   3rd Quarter    4th Quarter
-----------                         -----------    -----------   -----------    -----------

Revenue                              $2,443,000    $ 1,789,000   $ 1,058,000    $ 2,920,000
Income (loss) from operations           105,000     (1,342,000)   (1,322,000)    (2,482,000)
Net Income (loss)                      (244,000)    (1,662,000)   (1,587,000)    (2,760,000)
Basic Earnings (loss) per share      $     (.02)   $      (.15)  $      (.13)   $      (.17)
Diluted earnings (loss) per
 share                               $     (.02)*  $      (.15)* $      (.13)*  $      (.17)*

*Potentially dilutive securities outstanding were anti-dilutive


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(12) Disclosures About Capitalized Costs, Cost Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:

                                                    June 30,
                                             2003               2002
                                         ------------     ------------

Unproved undeveloped offshore
   California properties                 $ 10,164,000     $  9,722,000
Proved undeveloped offshore
   California properties                      843,000          843,000
Undeveloped onshore
   domestic properties                     11,675,000       10,114,000
Developed offshore California
   properties                               7,190,000        6,204,000
Developed onshore domestic
   properties                              60,278,000       45,893,000
                                         ------------     ------------
                                           90,150,000       72,776,000
Accumulated depreciation
    and depletion                         (12,509,000)      (6,925,000)
                                         ------------     ------------
                                         $ 77,641,000     $ 65,851,000
                                         ============     ============

     Costs incurred in oil and gas producing activities are as follows:

                                                                   June 30,
                                ---------------------------------------------------------------------------------
                                             2003                       2002                        2001
                                    Onshore       Offshore      Onshore       Offshore      Onshore      Offshore
                                ------------   -----------    -----------    ----------    ----------   ----------
Unproved property
  acquisition costs             $    694,000   $   442,000    $ 9,115,000    $  363,000    $1,332,000   $  350,000

Proved property
  acquisition costs             $ 10,784,000   $         -    $38,290,000    $        -    $7,480,000   $2,931,000

Development cost incurred
  on undeveloped reserves       $    815,000   $   986,000    $   418,000    $  678,000    $        -   $  686,000

Development costs-other         $  4,335,000   $         -    $   569,000    $  521,000    $  592,000   $  375,000

Exploration costs               $    140,000   $         -    $   108,000    $   47,000    $   32,000   $   57,000
                                ------------   -----------    -----------    ----------    ----------   ----------
                                $ 16,768,000   $ 1,428,000    $48,500,000    $1,609,000    $9,436,000   $4,399,000
                                ------------   -----------    -----------    ----------    ----------   ----------
Transferred amounts
  from undeveloped
  to developed properties       $    168,000   $         -    $         -    $  306,000    $        -   $  510,000

Transferred from oil and gas
  properties to deferred
  financing costs               $          -   $         -    $         -    $        -    $        -   $  330,000

                                    F-33

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(12) Disclosures About Capitalized Costs, Cost Incurred and Major Customers, Continued

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, is as follows:

                                                          June 30,
                    ----------------------------------------------------------------------------------
                                2003                        2002                       2001
                       Onshore       Offshore      Onshore        Offshore      Onshore      Offshore
                    ------------   -----------    -----------    ----------    ----------   ----------

Revenue:
Oil and gas
 revenues           $20,972,000    $4,589,000    $ 4,365,000     $3,756,000   $6,564,000    $5,690,000

Gain (loss) on
 sale of oil and
 gas properties     $   277,000    $        -    $   (88,000)    $        -   $   (1,000)   $  459,000

Expenses:
Lease operating     $ 6,209,000    $3,270,000    $ 1,328,000     $3,044,000   $  805,000    $3,893,000

Depletion           $ 4,651,000    $1,075,000    $ 2,237,000     $1,099,000   $1,691,000    $  839,000

Exploration         $   140,000    $        -    $   108,000     $   47,000   $   32,000    $   57,000

Abandonment and
 impaired
 properties         $         -    $        -    $ 1,480,000     $        -   $   798,000   $        -

Dry hole costs      $   537,000    $        -    $   396,000     $        -   $    94,000   $        -
                    -----------    ----------    -----------     ----------   -----------   ----------
Results of
 operations of
 oil and gas
 producing
 activities         $ 9,712,000    $  244,000    $(1,272,000)   $  (434,000)  $3,143,000    $1,360,000
                    ===========    ==========     ==========    ===========   ==========    ==========

     Statement of Financial Accounting Standards 131 "Disclosures about segments of an enterprises and Related Information" (SFAS 131) establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's business segment includes its onshore and offshore properties described above.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(12) Disclosures About Capitalized Costs, Cost Incurred and Major Customers, Continued

     The Company's sales of oil and gas to individual customers which exceeded 10% of the Company's total oil and gas sales for the years ended June 30, 2003, 2002 and 2001 were:

                 2003    2002    2001
                 ----    ----    ----

           A      18%     73%     59%
           B      17%      2%      -%
           C      13%      3%      -%
           D       -%     10%     19%

(13) Information Regarding Proved Oil and Gas Reserves (Unaudited)

     Proved Oil and Gas Reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. For the purposes of this disclosure, the Company has included reserves it is committed to and anticipates drilling.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(13) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

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

     A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2003, 2002 and 2001 are as follows:

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(13) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

                                          Onshore                  Offshore

                                    GAS           OIL         GAS           OIL
                                   (MCF)         (BBLS)      (MCF)         (BBLS)
                                ----------     ---------     -----       ---------
Balance at July 1, 2000          7,080,000       250,000         -       1,584,000

Revisions of quantity
 estimate                       (3,743,000)      (25,000)        -         (90,000)
Extensions and discoveries         102,000         3,000         -               -
Purchase of properties           1,782,000       233,000         -         747,000
Sales of properties                      -             -         -        (720,000)
Production                        (539,000)     (117,000)        -        (308,000)
                                ----------     ---------     -----       ---------
Balance at June 30, 2001         4,682,000       344,000         -       1,213,000
Revisions of quantity
 estimate                         (269,000)       71,000         -         (49,000)
Extensions and discoveries          42,000         2,000         -               -
Purchase of properties          43,680,000     3,845,000         -               -
Sales of properties             (3,311,000)     (256,000)        -               -
Production                        (871,000)      (87,000)        -        (262,000)
                                ----------     ---------     -----       ---------
Balance at June 30, 2002        43,953,000     3,919,000         -         902,000

Revisions of quantity
 estimate                       13,719,000      (927,000)        -         244,000
Extensions and discoveries         687,000           -           -       1,132,000
Purchase of properties             236,000     1,024,000         -               -
Sales of properties               (457,000)      (66,000)        -               -
Production                      (2,938,000)     (252,000)        -        (227,000)
                                ----------     ---------     -----       ---------
Balance at June 30, 2003        55,200,000     3,698,000         -       2,051,000
                                ==========     =========     =====       =========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

 (13) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

 Proved developed reserves:

   June 30, 2001       4,474,000       342,000        -        906,000
   June 30, 2002      25,100,000     1,651,000        -        849,000
   June 30, 2003      28,611,000     2,608,000        -        919,000

     Future net cash flows presented below are computed using year-end prices and costs and are net of all overriding royalty revenue interests.

     Future corporate overhead expenses and interest expense have not been included.

                                        Onshore        Offshore         Combined
                                     ------------     -----------     ------------
June 30, 2001

Future cash inflows                  $ 24,570,000      22,098,000     $ 46,668,000
Future costs:
   Production                           7,971,000      11,969,000       19,940,000
   Development                            382,000       2,010,000        2,392,000
   Income taxes                                 -               -                -
                                     ------------     -----------     ------------
Future net cash flows                  16,217,000       8,119,000       24,336,000
   10% discount factor                  6,267,000       2,095,000        8,362,000
                                     ------------     -----------     ------------
Standardized measure of discounted
future net cash flows                $  9,950,000     $ 6,024,000     $ 15,974,000
                                     ============     ===========     ============
June 30, 2002

Future cash inflows
Future costs:                        $247,611,000      16,600,000     $264,211,000

   Production                          84,109,000      10,067,000       94,176,000
   Development                         15,056,000       1,089,000       16,145,000

   Income taxes                        28,078,000               -       28,078,000
                                     ------------     -----------     ------------
Future net cash flows                $120,368,000       5,444,000     $125,812,000
   10% discount factor                 62,217,000       1,211,000       63,428,000
                                     ------------     -----------     ------------
Standardized measure of discounted
   future net cash flows             $ 58,151,000       4,233,000     $ 62,384,000
                                     ============     ===========     ============
Standardized measure of discounted
   future net cash flows before tax  $ 72,073,000     $ 4,233,000     $ 76,306,000
                                     ============     ===========     ============




DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(13) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued


June 30, 2003

Future cash inflows                  $377,458,000     $46,898,000     $424,356,000
Future costs:
   Production                          99,243,000      24,787,000      124,030,000
   Development                         20,104,000      13,137,000       33,241,000
   Income taxes                        62,390,000               -       62,390,000
                                     ------------     -----------     ------------
Future net cash flows                 195,721,000       8,974,000      204,695,000
   10% discount factor                 93,734,000       3,750,000       97,484,000
                                     ------------     -----------     ------------
Standardized measure of discounted
   future net cash flows             $101,987,000     $ 5,224,000     $107,211,000
                                     ============     ===========     ============
Standardized measure of discounted
   future net cash flows before tax  $134,667,000     $ 5,224,000     $139,891,000
                                     ============     ===========     ============
Estimated future development cost
   anticipated for fiscal
   2004 and 2005 on existing
   properties                        $ 18,400,000       5,538,000     $ 23,988,000
                                     ============     ===========     ============


DELTA PETROLEUM CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001

(13) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

The principal sources of changes in the standardized measure of discounted net cash flows during the years ended June 30, 2003, 2002 and 2001 are as follows:

                                               2003           2002          2001
                                           ------------   ------------   -----------

Beginning of year                          $ 62,384,000   $ 15,974,000   $27,127,000

Sales of oil and gas produced during the
    period, net of production costs         (16,082,000)    (3,807,000)   (7,556,000)

Purchase of reserves in place                14,335,000     70,097,000     9,082,000

Net change in prices and production costs    37,957,000     (1,879,000)   (2,634,000)

Changes in estimated future development
        costs                                (8,251,000)      (233,000)     (371,000)

Extensions, discoveries and improved
     recovery                                 3,032,000         96,000       242,000

Revisions of previous quantity estimates,
     estimated timing of development and
     other                                   25,675,000       (398,000)   (9,739,000)

Previously estimated development costs
     incurred during the period               1,801,000      1,869,000       686,000

Sales of reserves in place                   (1,122,000)    (7,011,000)   (3,576,000)


Change in future income tax                 (18,756,000)   (13,921,000)            -

Accretion of discount                         6,238,000      1,597,000     2,713,000
                                           ------------   ------------   -----------
End of year                                $107,211,000   $ 62,384,000   $15,974,000
                                           ============   ============   ===========

(14)  Subsequent Events.

     Subsequent to June 30, 2003, we completed the acquisition of certain oil and gas properties for a purchase price of approximately $13,000,000, which consisted of one million shares of our common stock valued at approximately $5,000,000, $2 million in cash and $6 million in notes payable due October 3, 2003.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 (d) or the Securities Exchange of Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 19th day of September 2003.

                                    DELTA PETROLEUM CORPORATION


                                    By: /s/ Roger A. Parker
                                       -------------------------------------
                                        Roger A. Parker, President and
                                          Chief Executive Officer


                                   By: /s/ Kevin K. Nanke
                                      --------------------------------------
                                       Kevin K. Nanke, Treasurer and
                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title                                     Date
-------------------                                     ----

/s/ Aleron H. Larson, Jr.                       September 19, 2003
----------------------------------
Aleron H. Larson, Jr., Director

/s/ Roger A. Parker                             September 19, 2003
----------------------------------
Roger A. Parker, Director


----------------------------------
James B. Wallace, Director

/s/ Jerrie F. Eckelberger                       September 19, 2003
----------------------------------
Jerrie F. Eckelberger, Director


----------------------------------
John P. Keller

/s/ Joseph L. Castle II                         September 19, 2003
----------------------------------
Joseph L. Castle II


----------------------------------
Russell S. Lewis