Form 10-Q
period 2003-12-31
DELTA PETROLEUM CORP/CO
filed 2004-02-04
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003


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

25,491,000 shares of common stock $.01 par value were outstanding as of January 27, 2004.












                                 FORM 10-Q
                                  2nd QTR.
                                  FY 2004

                                   INDEX

PART I     FINANCIAL INFORMATION

                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 2003
          (unaudited) and June 30, 2003 ...........................   3

          Consolidated Statements of Operations - Three and
          Six Months Ended December 31, 2003 and 2002
          (unaudited) .............................................   4-5

          Consolidated Statement of Stockholders' Equity
          and Comprehensive Income (loss) - Year Ended June 30,
          2003 and Six Months Ended December 31, 2003
          (unaudited) .............................................   6

          Consolidated Statements of Cash Flows -
          Six Months Ended December 31, 2003 and 2002
          (unaudited) .............................................   7

          Notes to Consolidated Financial Statements
          (unaudited) .............................................   8-19

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................  20-28

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk .............................................  29

Item 4.   Controls and Procedures .................................  29


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .......................................  30

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities ...................  30

Item 3.   Defaults upon Senior Securities .........................  31

Item 4.   Submission of Matters to a Vote of
          Security Holders ........................................  31

Item 5.   Other Information  ......................................  31

Item 6.   Exhibits and Reports on Form 8-K ........................  31

The terms "Delta", "Company", "we", "our", and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.





DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                                   December 31,      June 30,
                                                                      2003            2003
                                                                   ------------    -----------
                                                                   (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                        $    711,000    $ 2,271,000
  Marketable securities available for sale                              768,000        662,000
  Trade accounts receivable,  net of allowance for doubtful
    accounts of $50,000 at December 31, 2003 and June 30, 2003        4,629,000      4,410,000
  Prepaid assets                                                      1,438,000        764,000
  Other current assets                                                  475,000        560,000
                                                                   ------------    -----------
     Total current assets                                             8,021,000      8,667,000
                                                                   ------------    -----------
Property and Equipment:
  Oil and gas properties, at cost (using the successful efforts
    method of accounting)                                           112,605,000     90,487,000
  Less accumulated depreciation and depletion                       (16,226,000)   (12,669,000)
                                                                   ------------    -----------
     Net property and equipment                                      96,379,000     77,818,000
                                                                   ------------    -----------
Long term assets:
  Investment in LNG project                                           1,015,000           -
  Deferred financing costs                                              141,000        117,000
  Partnership net assets                                                198,000        245,000
                                                                   ------------    -----------
     Total long term assets                                           1,354,000        362,000

                                                                   $105,754,000    $86,847,000
                                                                   ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Current portion of long-term debt                                $  7,945,000    $10,039,000
  Accounts payable                                                    6,428,000      3,604,000
  Derivative instruments                                                143,000        468,000
  Current foreign tax payable                                           703,000        703,000
  Other accrued liabilities                                             546,000      1,087,000
                                                                   ------------    -----------
     Total current liabilities                                       15,765,000     15,901,000
                                                                   ------------    -----------
Long-term Liabilities:
  Asset retirement obligation                                         1,060,000        868,000
  Long-term debt, net                                                28,000,000     22,175,000
                                                                   ------------    -----------
     Total long-term liabilities                                     29,060,000     23,043,000

Stockholders' Equity:
  Preferred stock, $.10 par value; authorized 3,000,000 shares,
    none issued                                                            -              -
  Common stock, $.01 par value; authorized 300,000,000 shares, issued 25,412,000 shares at December 31, 2003 and 23,286,000
    at June 30, 2003                                                    254,000        233,000
  Additional paid-in capital                                         86,200,000     75,642,000
  Accumulated other comprehensive loss                                   55,000       (376,000)
  Accumulated deficit                                               (25,580,000)   (27,596,000)
                                                                   ------------    -----------
     Total stockholders' equity                                      60,929,000     47,903,000
                                                                   ------------    -----------
Commitments                                                        $105,754,000    $86,847,000
                                                                   ============    ===========

              See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                                                    Three Months Ended
                                                               December 31,    December 31,
                                                                   2003            2002
                                                               ------------    ------------
Revenue:
  Oil and gas sales                                            $ 8,074,000     $ 5,808,000
  Realized loss on derivative instruments, net                     (68,000)       (387,000)
                                                               -----------     -----------
     Total revenue                                               8,006,000       5,421,000

Operating expenses:
  Lease operating expense                                        2,341,000       2,303,000
  Depreciation and depletion                                     2,306,000       1,101,000
  Exploration expense                                              138,000          40,000
  Dry hole costs                                                   177,000          43,000
  Professional fees                                                308,000         142,000
  General and administrative (includes stock option expense
    of $3,000 and $11,000 for the three months ended
    December 31, 2003 and 2002, respectively)                    1,528,000         871,000
                                                               -----------     -----------
     Total operating expenses                                    6,798,000       4,500,000
                                                               -----------     -----------

Income from continuing operations                                1,208,000         921,000

Other income and (expense):
  Other income                                                      15,000          10,000
  Interest and financing costs                                    (576,000)       (432,000)
                                                               -----------     -----------
     Total other expense                                          (561,000)       (422,000)

Income before discontinued operations                              647,000         499,000

Discontinued operations:
  Income from operations of properties sold, net                    33,000         (71,000)
  Loss on sale of properties                                       (28,000)           -
                                                               -----------     -----------
     Net income                                                $   652,000     $   428,000
                                                               ===========     ===========
Basic income per common share:
  Income before discontinued operations                        $      0.03     $      0.02
  Discontinued operations                                             -   *           -   *
                                                               -----------     -----------
  Net Income                                                   $      0.03     $      0.02
                                                               ===========     ===========

Diluted income per common share:
  Income before discontinued operations                        $      0.03     $      0.02
  Discontinued operations                                             -   *           -   *
                                                               -----------     -----------
  Net Income                                                   $      0.03     $      0.02
                                                               ===========     ===========
*  less than $.01 per common share

         See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------------

                                                                     Six Months Ended
                                                               December 31,    December 31,
                                                                   2003            2002
                                                               ------------    ------------
Revenue:
  Oil and gas sales                                            $15,572,000     $11,062,000
  Realized loss on derivative instruments, net                    (380,000)       (420,000)
                                                               -----------     -----------
     Total revenue                                              15,192,000      10,642,000

Operating expenses:
  Lease operating expense                                        4,550,000       4,273,000
  Depreciation and depletion                                     3,948,000       2,706,000
  Exploration expense                                              268,000          47,000
  Dry hole costs                                                   177,000          43,000
  Professional fees                                                612,000         319,000
  General and administrative (includes stock option expense
    of $108,000 and $46,000 for the six months ended
    December 31, 2003 and 2002, respectively)                    2,667,000       1,734,000
                                                               -----------     -----------
     Total operating expenses                                   12,222,000       9,122,000
                                                               -----------     -----------
Income from continuing operations                                2,970,000       1,520,000
                                                               -----------     -----------
Other income and (expense):
  Other income                                                      35,000          21,000
  Interest and financing costs                                  (1,085,000)       (940,000)
                                                               -----------     -----------
     Total other expense                                        (1,050,000)       (919,000)
                                                               -----------     -----------
Income before discontinued operations and
  cumulative effect on change in accounting principle            1,920,000         601,000

Discontinued operations:
  Income from operations of properties sold, net                   124,000         (36,000)
  Loss on sale of properties                                       (28,000)           -
                                                               -----------     -----------
Income before cumulative effect of change in accounting
  principle                                                      2,016,000         565,000

Cumulative effect of change in accounting principle                   -            (20,000)
                                                               -----------     -----------
     Net income                                                $ 2,016,000     $   545,000
                                                               ===========     ===========
Basic income per common share:
  Income before discontinued operations and cumulative
    effect on change in accounting principle                   $      0.08     $      0.02
  Discontinued operations                                             -    *          -   *
                                                               -----------     -----------
  Income before cumulative effect of change in accounting
     principle                                                        0.08            0.02
  Cumulative effect of change in accounting principle                 -    *          -   *
                                                               -----------     -----------
  Net income                                                   $      0.08     $      0.02
                                                               ===========     ===========
Diluted income per common share:
  Income before discontinued operations and cumulative
    effect on change in accounting principle                   $      0.07     $      0.02
  Discontinued operations                                             0.01            -   *
                                                               -----------     -----------
  Income before cumulative effect of change in
    accounting principle                                              0.08            0.02
  Cumulative effect of change in accounting principle                 -   *           -   *
                                                               -----------     -----------
  Net income                                                   $      0.08     $      0.02
                                                               ===========     ===========
*  less than $.01 per common share

          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) Year Ended June 30, 2003 and Six Months Ended December 31, 2003
(Unaudited)
-----------------------------------------------------------------------------

                                                                Accumu-
                                                                lated
                                                                other
                                                     Put        compre-    Compre-
                      Common Stock      Additional   Option     hensive    hensive
                  --------------------  paid-in      on Delta   income     income     Accumulated
                    Shares     Amount   capital      stock      (loss)     (loss)       deficit       Total
                  ----------  --------  ----------  ----------  --------   ---------  -----------  -----------
Balance, July 31,
2002              22,618,000  $226,000  76,514,000  (2,886,000)  (85,000)             (28,853,000) $44,916,000

Comprehensive
loss:
 Net income             -         -           -           -         -      1,257,000    1,257,000    1,257,000
                                                                           ---------
 Other comprehensive
 loss, net of tax
  Change in fair
   value of derivative
   hedging instruments  -         -           -           -     (468,000)   (468,000)        -        (468,000)
  Unrealized gain on
   equity securities,
    net                 -         -           -           -      177,000     177,000         -         177,000
                                                                           ---------
Comprehensive income    -         -           -           -         -        966,000         -         124,000
                                                                           =========
Stock options granted
 as compensation        -         -        124,000        -         -                        -         124,000
Put options on Delta
 stock                  -         -     (2,886,000)  2,886,000      -                        -            -
Shares issued for
 oil and gas
 properties          200,000     2,000     920,000        -         -                        -         922,000
Shares issued for
 cash upon exercise
 of options          468,000     5,000     970,000        -         -                        -         975,000
                  ----------  --------  ----------  ----------  --------   ---------  -----------  -----------
Balance, June 30,
2003              23,286,000   233,000  75,642,000        -     (376,000)             (27,596,000)  47,903,000

Comprehensive
income:
 Net income             -         -           -           -         -      2,016,000    2,016,000    2,016,000
                                                                           ---------
 Other comprehen-
  sive gain, net
  of tax
   Change in fair
    value of deri-
    vative hedging
    instruments         -         -           -           -      106,000     106,000         -         106,000
   Unrealized gain
    on equity
    securities,
    net                 -         -           -           -      325,000     325,000         -         325,000
                                                                           ---------
Comprehensive income    -         -           -           -         -      2,447,000
                                                                           =========
Stock options granted
 as compensation                           108,000        -         -                        -         108,000
Shares issued for
 oil and gas
 properties       1,773,000     18,000   9,449,000        -         -                        -       9,467,000
Shares issued for
 cash upon
 exercise of

 options            353,000      3,000   1,001,000        -         -                        -       1,004,000
                  ----------  --------  ----------  ----------  --------              -----------  -----------
Balance,
December 31,
2003              25,412,000  $254,000  86,200,000        -       55,000              (25,580,000) $60,929,000
                  ==========  ========  ==========  ==========  ========              ===========  ===========

          See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                   December 31,   December 31,
                                                                      2003            2002
                                                                   ------------   -----------

Cash flows operating activities:
  Net income                                                       $ 2,016,000    $   545,000
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and depletion                                     3,948,000      2,706,000
      Depreciation and depletion - discontinued operations             111,000        171,000
      Stock option expense                                             108,000         46,000
      Amortization of financing costs                                  266,000        227,000
      Loss on sale of oil and gas properties                            28,000           -
      Cumulative effect on change in accounting principle                 -            20,000
  Net changes in operating assets and operating liabilities:
      (Increase) decrease in trade accounts receivable                (414,000)       755,000
      (Increase) decrease in prepaid assets                           (674,000)        27,000
      Increase in other current assets                                    -           (57,000)
      Increase (decrease) in accounts payable trade                  1,298,000       (261,000)
      Increase (decrease) in other accrued liabilities                (541,000)       198,000
                                                                   -----------    -----------
Net cash provided by operating activities                          $ 6,146,000    $ 4,377,000
                                                                   -----------    -----------

Cash flows from investing activities:
      Additions to property and equipment, net                     (14,690,000)    (2,774,000)
      Proceeds from sales of oil and gas properties                  3,422,000           -
      Payment on investment transaction                               (307,000)          -
      Increase in long term assets                                      47,000        123,000
                                                                   -----------    -----------
Net cash used in investing activities                              (11,528,000)    (2,651,000)
                                                                   -----------    -----------
Cash flows from financing activities:
      Stock issued for cash upon exercise of options                 1,004,000        529,000
      Proceeds from borrowings                                      13,704,000           -
      Payment of financing fees                                       (205,000)          -
      Repayment of borrowings and financing costs                  (10,681,000)      (983,000)
                                                                   -----------    -----------
Net cash provided by (used in) financing activities                  3,822,000       (454,000)
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents                (1,560,000)     1,272,000
                                                                   -----------    -----------
Cash at beginning of period                                          2,271,000      1,024,000
                                                                   -----------    -----------
Cash at end of period                                              $   711,000    $ 2,296,000
                                                                   ===========    ===========
Supplemental cash flow information -
Cash paid for interest and financing costs                         $ 1,111,000    $   688,000
                                                                   ===========    ===========






        See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

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


























DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

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

     If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                            December 31,      June 30,
                                               2003            2003
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $84,598,000     $68,966,000
  Unproved leasehold acquisition costs       10,201,000      10,164,000
                                            -----------     -----------
     Total leasehold acquisition costs       94,799,000      79,130,000

Less: Accumulated depletion                  11,946,000      10,858,000
                                            -----------     -----------
Net leasehold acquisition costs             $82,853,000     $68,272,000
                                            ===========     ===========

     The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, net income would not be affected by the reclassification.


















DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

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


                                               Cumulative
                                               Unrealized      Estimated
                                    Cost       Gain (loss)    Market Value
                                   --------    -----------    ------------

December 31, 2003
  Bion Environmental
   Technologies, Inc.              $152,000    $(146,000)       $  6,000
  Tipperary Oil & Gas Company      $418,000    $ 344,000        $762,000
                                   --------    ---------        --------
                                   $570,000    $ 198,000        $768,000
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
                                   ========    =========        ========

(4)  Oil and Gas Properties

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10,201,000, at December 31, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.




DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties, Continued

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at December 31, 2003 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. See disclosure in Item 1 of Part II.

     Fiscal 2004 - Acquisition

     On September 19, 2003, the Company completed an acquisition of certain producing and drilling prospects in Colorado and Wyoming from Edward Mike Davis LLC and Edward Mike Davis, individually (collectively, "Davis"), pursuant to the terms of a Purchase and Sale Agreement effective as of August 1, 2003. The total consideration paid for these properties was 1,000,000 shares of our common stock and $8 million, of which $2 million was paid in cash and $6 million in the form of a short-term promissory note payable which was paid on October 3, 2003. The shares issued were recorded at a price of $5.15, a five day average surrounding the announcement of the transaction. The Company recorded an upward purchase price adjustment of approximately $220,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of August 1, 2003 through the closing date of September 19, 2003. The total acquisition cost of $13,380,000 was allocated between proved developed producing of $5,220,000 and unproved undeveloped of $8,160,000 based on preliminary information.

     The Company will also be obligated to issue additional shares of common stock to Davis in the event that it is determined that valid drillable prospects for the discovery and production of hydrocarbons on certain leases, or land pooled therewith, meet certain requirements, including a determination that there are at least 1,000,000 barrels of recoverable oil or six billion cubic feet of recoverable gas, or a combination thereof, in an individual prospect. These prospects are referred to as "Bonus Prospects." Davis will receive up to 190,000 (not more that $950,000 worth of stock) shares for each Bonus Prospect. No more than 1,900,000 shares will be issued to Davis under this provision, regardless of how many barrels of oil equivalent may be found. Davis also has the option to elect to take an assignment of up to a 50% working interest in each well drilled on any prospect within the acquired properties after payout, on a well-by-well basis.



DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties, Continued

     The following unaudited pro forma consolidated statements of operations information assumes that the Davis acquisition occurred as of July 1, 2002:

                            Three Months Ended         Six Months Ended
                               December 31,               December 31,
                            2003         2002         2003          2002
                         ----------   ----------   -----------   -----------

Oil and gas sales        $8,074,000   $6,160,000   $16,641,000   $11,619,000

Net income               $  652,000   $  547,000   $ 2,267,000   $   735,000

Net income per common
 share:
   Basic                 $      .03   $      .02   $       .10   $       .03
   Diluted               $      .03   $      .02   $       .09   $       .03

     The above unaudited adjusted Pro Forma Consolidated Statements of Operations are based on the historical results of Davis and Delta, are not necessarily indicative of the results of operations if Delta would have acquired the Davis properties at July 1, 2002.

     On December 10, 2003, the Company completed an acquisition of certain production and acreage located primarily in Eland and Stadium fields in Stark County, North Dakota, from Sovereign Holdings, LLC, a privately - held Colorado limited liability company ("Sovereign"), pursuant to the terms of a Purchase and Sale Agreement effective as of December 1, 2003. The total consideration paid for these properties was 773,500 shares of our common stock. The shares issued were recorded at a price of $5.58, a five day average surrounding the closing of the transaction. The Company recorded an downward purchase price adjustment of approximately $84,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of December 1, 2003 through the closing date of December 5, 2003. The total acquisition cost of $4,233,000 was allocated to proved developed producing.

     Fiscal 2004 - Discontinued Operations

     On December 5, 2003, the Company completed the sale of certain properties located in Texas to Sovereign for cash consideration of $2,600,000 with an effective date of January 1, 2004 and resulted in a loss on the sale of oil and gas properties of $28,000. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and loss on the sale of these properties have been reflected as discontinued operations. Revenues from the sale of these oil and gas properties was approximately $292,000 and $550,000 for the three and six months ended December 31, 2003 and $283,000 and $496,000 for the three and six months ended December 31, 2002.




DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(5)  Long Term Debt

                              December 31, 2003     June 30, 2003

          A                     $31,472,000          $27,668,000
          B                     $ 3,765,000          $ 4,546,000
          C                     $   708,000          $      -
                                -----------          -----------
                                $35,945,000          $32,214,000

          Current Portion       $ 7,945,000          $10,039,000
                                -----------          -----------
          Long-Term Portion     $28,000,000          $22,175,000
                                ===========          ===========

A On December 30, 2003, the Company amended and restated its credit facility. The new $50 million facility with Bank of Oklahoma, U.S. Bank National Association and Hibernia National Bank (the "Banks") has an available borrowing base of $32.85 million. The facility has a variable interest rate of LIBOR +1.75% to 2.85% and/or prime +.5%/-.5% based on the total debt outstanding and a monthly commitment reduction of $350,000. The Company paid a $107,000 commitment fee in aggregate to the Banks. This fee was recorded as a deferred financing fee and will be amortized over the life of the loan which matures on December 31, 2006 and is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below and the oil and gas properties purchased on December 10, 2003. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually.

      If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is required to meet quarterly debt covenants and restrictions. At December 31, 2003, the Company was in compliance with its quarterly debt covenants and restrictions, as amended.

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



DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(5)  Long Term Debt, Continued

C On October 1, 2003, the Company entered into a $1,000,000 note payable agreement to acquire a minority interest in an unaffiliated Delaware limited liability company that is currently in the process of attempting to obtain rights to own and operate a liquified natural gas facility from an existing platform located in offshore California.
      The investment is to be paid in ten $100,000 installments and has a interest rate of 5% per annum. The Company has recorded this investment in long term assets and is carried at cost.

      Maturities of long-term debt for each of the five years following December 31, 2003 are as follows:

                          YEAR ENDING December 31,

             2004................................  $ 7,945,000
             2005................................    4,200,000
             2006................................    4,200,000
             2007................................    4,200,000
             2008................................    4,200,000
             Thereafter                             11,200,000
                                                   -----------
                                                   $35,945,000
                                                   ===========

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







DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(6)  Stockholders' Equity, Continued

     Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net income (loss) for the six months ended December 31, 2003 and 2002 would have been as follows:

                                                  December 31,
                                         -------------------------------
                                            2003                 2002
                                            ----                 ----

     Net Income                          $ 2,016,000          $  545,000
     FAS 123 compensation effect          (4,316,000)*          (173,000)
                                         -----------          ----------
     Net loss after FAS 123
       compensation effect               $(2,300,000)         $  372,000
                                         ===========          ==========

     Income (loss) per common share:     $      (.10)         $      .02
                                         ===========          ==========

     The Company had approximately 5,805,000 options to purchase the Company's common stock outstanding, with an average price of $3.78, at December 31, 2003. The Company granted 260,000 options during the quarter ended December 31, 2003. No options were granted during the three months ended December 31, 2002.

     * During the three months ended September 30, 2003 the Company granted to its officers options to purchase 1,250,000 shares of its common stock at a price of $5.29 per share, which was the market price on the date of the grant. All of these options vested immediately upon issuance. The fair market value of each option granted was $3.45 and was calculated using a risk free rate of 4.34%, volatility factors of the expected market price of the Company's common stock of 48.94% and an expected life of 10 years, the life of the option.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
-----------------------------------------------------------------------------

(7)  Commodity Derivative Instruments and Hedging Activities, Continued

     As of December 31, 2003, the Company recorded a derivative liability of approximately $143,000 for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding gain in other comprehensive income. The realized net losses from hedging activities were $68,000 and $387,000 for the three and six months ended December 31, 2003.

     As of December 31, 2003, the Company had approximately 122,000 Bbls of oil and 364,000 mcf of natural gas subject to commodity price risk contracts for the remainder of fiscal 2004. The fiscal 2004 contract has weighted average floor prices of $31.11 per barrel and $5.25 per Mmbtu, with weighted average ceiling prices of $31.11 per barrel and $6.43 per Mmbtu, respectively.

(8)  Comprehensive Income

     Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the six months ended December 31, 2003 and 2002 are as follows:

                                     Six Months Ended     Six Months Ended
                                     December 31, 2003    December 31, 2002
                                     -----------------    -----------------

Net Income                              $2,016,000            $ 545,000
Other comprehensive income
  Change in fair value of derivative
   hedging instruments                     325,000                 -

  Unrealized gain (loss) on marketable
   securities                           $  106,000            $ (99,000)
                                        ----------            ---------
Other comprehensive income (loss)          431,000              (99,000)

Comprehensive income                    $2,447,000            $ 446,000
                                        ==========            =========


(9)  Income Taxes

     For income tax purposes, the Company has net operating loss carryforwards expiring at various dates through 2023. As a result of the acquisitions and other issuances of stock, the utilization of the net operating loss carryforwards is subject to an annual limitation by the provisions of Section 382 of the Internal Revenue Code.

     The Company recognized no tax expense in the first six months of fiscal 2004 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in fiscal 2003 because realization was not more likely than not. The remaining deferred tax asset at December 31, 2003, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------

(10) Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share, net of discontinued operations:

                                                 Three Months Ended
                                                    December 31,
                                                2003           2002
                                                ----           ----
     Numerator:
       Numerator for basic and diluted
        earnings per share - income
        available to common stockholders    $   652,000     $   428,000
                                            -----------     -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                          23,560,000      22,690,000
       Effect of dilutive securities-
        stock options and warrants            2,183,000       2,786,000
                                            -----------     -----------
     Denominator for diluted
       earnings per common share             25,743,000      25,476,000
                                            ===========     ===========
     Anti-dilutive securities outstanding        75,000       2,023,000
                                            ===========     ===========

Basic income per common share:
  Income before discontinued operations     $       .03     $       .02
  Discontinued operations                          -   *           -   *
  Net Income                                -----------     -----------
                                            $       .03     $       .02
                                            ===========     ===========

Diluted income per common share:
  Income before discontinued operations     $       .03     $       .02
  Discontinued operations                          -   *           -   *
  Net Income                                -----------     -----------
                                            $       .03     $       .02
                                            ===========     ===========

* less than $.01 per common share














DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------

(10) Earnings Per Share, Continued

                                                  Six Months Ended
                                                    December 31,
                                                2003           2002
                                                ----           ----

     Numerator:
       Numerator for basic and diluted
        earnings per share - income
        available to common stockholders    $ 2,016,000     $   545,000
                                            -----------     -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                          23,651,000      22,749,000
       Effect of dilutive securities-
        stock options and warrants            2,127,000       3,056,000
                                            -----------     -----------
     Denominator for diluted
       earnings per common share             25,778,000      25,805,000
                                            ===========     ===========
     Anti-dilutive securities outstanding       360,000       1,753,000
                                            ===========     ===========

Basic income per common share:
  Income before discontinued operations
   and cumulative effect on change in
   accounting principle                     $       .08     $       .02
  Discontinued operations                          -   *           -   *
  Income before cumulative effect of        -----------     -----------
    change in accounting principle                  .08             .02
  Cumulative effect of change in                   -   *           -   *
    accounting principle                    -----------     -----------
  Net Income                                $       .08     $       .02
                                            ===========     ===========

Diluted income per common share:
  Income before discontinued operations
    and cumulative effect on change in
    accounting principle                    $       .07     $       .02
  Discontinued operations                           .01            -   *
  Income before cumulative effect of        -----------     -----------
    change in accounting principle                  .08             .02
  Cumulative effect of change in                   -   *           -   *
    accounting principle                    -----------     -----------
  Net Income                                $       .08     $       .02
                                            ===========     ===========

* less than $.01 per common share






DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------

(11) Commitments

     As of December 31, 2003, the Company had approximately 280 Bbls of oil per day of its offshore production under fixed price contracts. The contracts' fixed prices range from $25.50 to $29.70.

(12) Reclassification

     Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.














































Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. The Company did not record an impairment during the six months ended December 31, 2003 and 2002.

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

     Asset Retirement Obligation
     ---------------------------

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

     Working Capital
     ---------------

     Although we have a working capital deficit of $7,744,000 at December 31, 2003, we believe our cash flow will be sufficient to service our current obligation during our 2004 fiscal year. It is also possible, however, that we may obtain additional working capital from outside sources through the issuance of equity securities or from the sale of properties in the ordinary course of our business. Our current portion of long-term debt includes a monthly commitment of $350,000 relating to our credit facility, $708,000 relating to a promissory note for an investment in limited liability company that is currently in the process of attempting to obtain the right to own and operate a liquid natural gas facility and the entire Kaiser Francis note payable of $3,765,000 which is due on June 1, 2004.

     Cash Provided by Operating Activities
     -------------------------------------

     During the six months ended December 31, 2003, we had cash provided by operating activities of $6,146,000 compared to cash provided by operating activities of $4,377,000 during the same period ended December 31, 2002. This increase in operating activities is a result of the increase in oil and natural gas sales relating to acquisitions completed during the fourth quarter of fiscal 2003 and the two acquisitions completed during the six months ended December 31, 2003 discussed in detail below.

     Cash Used in Investing Activities
     ---------------------------------

     During the six months ended December 31, 2003, we had cash used in investing activities of $11,528,000 compared to cash used in investing activities of $2,651,000 during the same period ended December 31, 2002. Investing activities for fiscal 2004 included $8,000,000 used toward the acquisition of production and drilling prospects in Colorado and Wyoming from Edward Mike Davis LLC and Edward Mike Davis, individually (collectively, "Davis") and $6,690,000 for development activities offset by sales proceeds of $3,422,000. Investing activities for fiscal 2003 included approximately $2,774,000 for development costs.

     During our current fiscal year, we agreed to invest an aggregate of $1 million as a member of an unaffiliated Delaware limited liability company that is currently in the process of attempting to obtain the rights to own and operate a liquid natural gas facility from an existing platform located offshore California. If the limited liability company is successful in obtaining these rights, it intends to engage in the business of accepting and vaporizing liquid natural gas delivered by liquid natural gas tankers, transporting the vaporized liquid natural gas through proprietary gas pipelines and selling the vaporized natural gas to third party customers located in California. As payment for our membership interest in the limited liability company, we executed a term promissory note that requires us to make payments of $100,000 per month until August 1, 2004, at which time all of the amounts due under the promissory note will become due and payable. As collateral for the payment of this obligation, we granted a first lien on our membership interest in the limited liability company and on all of the proceeds and other distributions from the limited liability company that are attributable to our membership interest. As of the date of this Report, the limited liability company had not yet engaged in any revenue producing activities.

     Cash Used In Financing Activities
     ---------------------------------

     During the six months ended December 31, 2003, we had cash provided by financing activities of $3,822,000 compared to cash used in financing activities of $454,000 for the same period ended December 31, 2002. Financing activities for fiscal 2004 consist of proceeds from borrowings of $13,704,000, repayment of borrowings and financing costs of $10,681,000 and stock issued for cash upon exercise of options of $1,004,000. Financing activities for fiscal 2003 consist of repayment of borrowings and financing costs of $983,000 and stock issued for cash upon exercise of options of $529,000.

     Fiscal 2004 - Acquisitions
     --------------------------

     On September 19, 2003, the Company completed an acquisition of certain producing and drilling prospects in Colorado and Wyoming from Davis, ("Davis") pursuant to the terms of a Purchase and Sale Agreement effective as of August 1, 2003. The total consideration paid for these properties was 1,000,000 shares of our common stock and $8 million, of which $2 million was paid in cash and $6 million in the form of a short-term promissory note payable on October 3, 2003. The shares issued were recorded at a price of $5.15, a five day coverage surrounding the announcement of the transaction. The Company recorded an upward purchase price adjustment of approximately $220,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of August 1, 2003 through the closing date of September 19, 2003. The total acquisition cost of $13,370,000 was allocated between proved developed producing of $5,220,000 and proved undeveloped of $8,150,000 based on preliminary information.

     We will also be obligated to issue additional shares of common stock to Davis in the event that it is determined that valid drillable prospects for the discovery and production of hydrocarbons on certain leases, or land pooled therewith, meet certain requirements, including a determination that there are at least 1,000,000 barrels of recoverable oil or six billion cubic feet of recoverable gas, or a combination thereof, in the prospect. These prospects are referred to as "Bonus Prospects." Davis will receive up to 190,000 (not more than $950,000 worth of stock) shares for each Bonus Prospect. No more than 1,900,000 shares will be issued to Davis under this provision, regardless of how many barrels of oil equivalent may be found. Davis also has the option to elect to take assignment of up to a 50% working interest in each well drilled on any prospect within the acquired properties after payout, on a well-by-well basis.




     On December 10, 2003, we completed an acquisition of certain production and acreage located primarily in Eland and Stadium fields of Stark County, North Dakota, from Sovereign Holdings, LLC, a privately - held Colorado limited liability company ("Sovereign"), pursuant to the terms of a Purchase and Sale Agreement effective as of December 1, 2003. The total consideration paid for these properties was 773,500 shares of our common stock. The shares issued were recorded at a price of $5.58, a five day average surrounding the closing of the transaction. We recorded an downward purchase price adjustment of approximately $84,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of December 1, 2003 through the closing date of December 5, 2003. The total acquisition cost of $4,233,000 was allocated to proved developed producing properties.

     Fiscal 2004 - Discontinued Operations
     -------------------------------------

     On December 5, 2003, We completed the sale of certain properties located in Texas to Sovereign for cash consideration of $2,600,000 with an effective date of January 1, 2004 and resulted in a loss of sale of oil and gas properties of $28,000. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and loss on sale of these properties have been reflected as discontinued operations. Revenues from the sale of these oil and properties was approximately $292,000 and $550,000 for the three and six months ended December 31, 2003 and $283,000 and $496,000 for the three and six months ended December 31, 2002.

     Fiscal 2004 Property Expenditures
     ---------------------------------

     During the six months ended December 31, 2003, we've spent approximately $8,000,000 in acquisition costs and an additional $6,690,000 on development of our oil and gas properties. We estimate our capital expenditures for onshore properties to range from $5 million to $15 million depending on drill rig availability and success of drilling programs for the remainder of fiscal 2004. We anticipate that we will drill one to two developmental wells from the Point Arguello Unit platforms to the Rocky Point structure during fiscal 2004. Each well will cost approximately $10 million ($670,000 to our interest). We anticipate paying for all capital expenditures out of anticipated cash flow which assumes certain price levels for production. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

     Options
     -------

     We received the proceeds from the exercise of options to purchase shares of our common stock of $1,004,000 and $975,000 during the six months ended December 31, 2003 and year ended June 30, 2003, respectively.

     Credit Facility
     ---------------

     On December 30, 2003, the Company amended and restated its credit facility. The new $50 million facility with Bank of Oklahoma, U.S. Bank National Association and Hibernia National Bank (the "Banks") has an available borrowing base of $32.85 million. The facility has a variable interest rate component of LIBOR +1.75% to 2.85% and/or prime +.5%/-.5% based on the total debt outstanding and a monthly commitment reduction of $350,000. The Company paid a $107,000 commitment fee in aggregate to the Banks. This fee was recorded as a deferred financing fee and will be amortized over the life of the loan which matures on December 31, 2006 and is collateralized by substantially all of Delta's oil and gas properties excluding the oil and gas properties collateralized under the Kaiser-Francis Oil Company ("KFOC") note discussed below and the oil and gas properties purchased on December 10, 2003. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually.

     If as a result of any such monthly commitment reduction or reduction in the amount of our borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. The Company is required to meet quarterly debt covenants and restrictions. At December 31, 2003, the Company was in compliance with its quarterly debt covenants and restrictions, as amended.

     The foregoing does not purport to be a complete summary of the Credit Agreement and other loan documents. Complete copies of the original credit facility documents are filed as an exhibit to this report.

     As of December 31, 2003, we had outstanding borrowings of approximately $31,472,000 and letters of credit for Operator's Bonds outstanding of $650,000.

Results of Operations for the Three and Six Months Ended December 31, 2003 Compared to the Three and Six Months Ended December 31, 2002
--------------------------------------------------------------------------

     Net Earnings (Loss). Our net income for the three and six months ended December 31, 2003 were $652,000 and $2,016,000 compared to a net income of $428,000 and $545,000 for the three and six months ended December 31, 2002. The results for the three and six months ended December 31, 2003 and 2002 were effected by the items described in detail below.

     Revenue. Total revenues from continuing operations for the three and six months ended December 31, 2003 were $8,006,000 and $15,192,000 compared to $5,421,000 and $10,642,000 for the three and six months ended December 31, 2002. Oil and gas sales from continuing operations for the six months ended December 31, 2003 were $8,074,000 and $15,572,000 compared to $5,808,000 and
$11,062,000 for the three and six months ended December 31, 2002. The increase in oil and gas sales during the three and six months ended December 31, 2003 resulted from the acquisitions completed during fiscal 2004 and an increase in oil and gas prices.

















     Production volumes and average prices received for the six months ended December 31, 2003 and 2002 are as follows:

                                        Three Months Ended
                                           December 31,
                                    2003                    2002
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)            127,000       48,000      53,000      60,000
   Gas (Mcf)                722,000         -        729,000        -

Discontinued Operations Production:
   Oil (barrels)              9,000         -          9,000        -
   Gas (Mcf)                 10,000         -         10,000        -


Average Price from continuing operations:
   Oil (per barrel)          $29.91       $19.94      $27.56      $19.23
   Gas (per Mcf)             $ 4.60       $ -         $ 4.38      $ -

Hedge effect:
   (Per barrel equivalent)   $(0.27)         -        $(2.09)       -


Production volumes and average prices received for the six months ended December 31, 2003 and 2002 are as follows:

                                          Six Months Ended
                                            December 31,
                                    2003                    2002
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)            230,000       96,000     109,000     122,000
   Gas (Mcf)              1,452,000         -      1,527,000        -

Discontinued Operations
Production:
   Oil (barrels)             16,000         -         17,000        -
   Gas (Mcf)                 21,000         -         13,000        -


Average Price from continuing
operations:
   Oil (per barrel)          $29.54       $19.98      $26.66      $19.66
   Gas (per Mcf)             $ 4.72       $ -         $ 3.77      $ -

Hedge effect:
   (Per barrel equivalent)   $(0.81)        -         $(1.16)       -

     Lease Operating Expenses. Lease operating expenses from continuing operations for the three and six months ended December 31, 2003 were $2,341,000 and $4,550,000 compared to $2,303,000 and $4,273,000 for the three and six months ended December 31, 2002. Lease operating expense increased slightly compared to fiscal 2002 and first quarter fiscal 2004 as a result of the JAED and Davis acquisitions completed during fourth quarter fiscal 2003. On a per barrel ("Bbl") equivalent basis, production expenses and taxes were $6.57 and $6.37 for onshore properties and $14.93 and $16.08 for offshore properties during the three and six months ended December 31, 2003 compared to $8.12 and $7.06 for onshore properties and $13.33 and $14.00 for offshore properties for the three and six months ended December 31, 2002. Onshore costs per equivalent Bbl decreased as operating cost from our recent acquisitions in Colorado, Kansas and North Dakota are much lower than our property base.
                                      27

     The unit operator has received approval to drill the east half of lease 451 of our Rocky Point unit and we anticipate that the first well will be drilled in April 2004. If successful, the increase in production from the Rocky Point production should lower per Bbl equivalent costs for the offshore properties.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and six months ended December 31, 2003 was $2,306,000 and $3,948,000 compared to $1,101,000 and $2,706,000 for the three and six months ended December 31, 2002. On a per Bbl equivalent basis, the depletion rate was $8.61 and $7.58 for onshore properties and $2.46 and $3.06 for offshore properties during the three and six months ended December 31, 2003 compared to $4.28 and $5.72 for onshore properties and $5.05 and $4.95 for offshore properties for the three and six months ended December 31, 2002. The increase in depletion expense can be attributed to the Davis and Sovereign Acquisitions completed during fiscal 2004. The major portion of the production from both of these property acquisitions will be produced in the first few years.

     Exploration Expenses and Dry Hole Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $138,000 and $268,000 for the three and six months ended December 31, 2003 compared to $40,000 and $47,000 for the three and six months ended December 31, 2002. Exploration costs during the quarter ended December 31, 2003 included seismic costs relating to the Davis acquisition which closed on September 19, 2003.

     Dry Hole Costs. The Company incurred dry hole costs of $177,000 during the quarter ended December 31, 2003 relating to a non-operated property in Richmond County, Montana.

     Professional Fees. Professional fees for the three and six months ended December 31, 2003 were $308,000 and $612,000 compared to $142,000 and $319,000 for the three and six months ended December 31, 2002. Professional fees consist of corporate, legal and accounting costs related to investor relations and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for three and six months ended December 31, 2003 were $1,528,000 and $2,667,000 compared to $871,000 and $1,734,000 for the three and six months ended December 31, 2002. The increase in general and administrative expenses is primarily attributed to the increase in technical staff and increased fees relating to our listing on the NASDAQ national market.

     Interest and Financing Costs. Interest and financing costs for the three and six months ended December 31, 2003 were $576,000 and $1,085,000 compared to $432,000 and $940,000 for the three and six months ended December 31, 2002. Interest expense stayed consistent as the increase in long term debt was offset by a reduction in interest rates.

Income Taxes
------------

     The Company recognized no tax expense in 2004 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in 2002 because realization was not more likely than not. The remaining deferred tax asset at December 31, 2003, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.


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

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $35,945,000 of variable rate debt obligations at December 31, 2003. The annual effect of a one percent change in interest rates would be approximately $359,000. The interest rate on these variable rate debt obligations approximates current market rates as of December 31, 2003.

Item 4.  Controls and Procedures

     As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.
























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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the quarter ended December 31, 2003, we issued securities that were not registered under the Securities Act of 1933 as follows:

     On December 10, 2003, we issued a total of 773,500 shares of our common stock to Sovereign Holdings, LLC, Conway J. Schatz and Goldline Creek LLC in connection with the acquisition of certain production primarily located in Eland and Stadium Fields in Stark County, North Dakota.

     In connection with this transaction we relied on the exemption provided by Section 4(2) of the Securities Act of 1933. We reasonably believe that all of the investors are "Accredited Investors" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 at the time the transactions occurred. The investors acquired the shares for investment purposes. Restrictive legends were placed on the certificates issued to the investors, and stop transfer orders were given to our transfer agent.

                                      30
Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The 2003 Annual Meeting of our shareholders was held on December 1, 2003.

     At the Annual Meeting the following persons, constituting the entire board of directors, were elected as directors of the Company to serve until the next annual meeting:

                                                        Abstentions and
          Name               For          Against       Broker Non-Votes
          ----               ---          -------       ----------------

Aleron H. Larson, Jr.     19,148,504       52,233            14,529
Roger A. Parker           19,165,550       37,187            12,529
Jerrie F. Eckelberger     19,088,588       39,100            87,578
James B. Wallace          19,095,482       34,390            85,394
James L. Castle II        18,713,932      396,272           105,062
Russell S. Lewis          19,165,891       35,800            13,575
John P. Keller            19,167,137       34,600            13,529

     The appointment of KPMG, LLP as our auditors for the year ended June 30, 2004, was ratified with 19,154,935 affirmative votes, 49,601 negative votes, and 10,730 abstentions.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits are as follows:

         10.1 Amended and Restated Credit Agreement dated December 30, 2003, by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

     (b) Reports on Form 8-K. During the quarter ended December 31, 2003, Delta filed Reports on Form 8-K as follows:

         1. Report on Form 8-K dated November 6, 2003 reporting information under Item 12 filed on November 10, 2003.

         2. Report on Form 8-K/A dated September 19, 2003, reporting information under Item 7 filed on December 2, 2003.

         3. Report on Form 8-K dated December 9, 2003, reporting information under Item 5 filed on December 19, 2003.

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



Date: February 3, 2004