Form 10-Q
period 2004-03-31
DELTA PETROLEUM CORP/CO
filed 2004-05-11
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004


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

32,376,000 shares of common stock $.01 par value were outstanding as of May 4, 2004.







                                                          FORM 10-Q
                                                          3rd QTR.
                                                          FY 2004

                                   INDEX

PART I     FINANCIAL INFORMATION

                                                                   PAGE NO.

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2004
          (unaudited) and June 30, 2003 ...........................   3

          Consolidated Statements of Operations - Three and
          Nine Months Ended March 31, 2004 and 2003
          (unaudited) .............................................   4-5

          Consolidated Statement of Stockholders' Equity
          and Comprehensive Income (loss) - Year Ended June 30,
          2003 and Nine Months Ended March 31, 2004
          (unaudited) .............................................   6

          Consolidated Statements of Cash Flows -
          Nine Months Ended March 31, 2004 and 2003
          (unaudited) .............................................   7

          Notes to Consolidated Financial Statements
          (unaudited) .............................................   8-19

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................  20-30

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk .............................................  30

Item 4.   Controls and Procedures .................................  30


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings .......................................  31

Item 2.   Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities ...................  31

Item 3.   Defaults upon Senior Securities .........................  32

Item 4.   Submission of Matters to a Vote of
          Security Holders ........................................  32

Item 5.   Other Information  ......................................  32

Item 6.   Exhibits and Reports on Form 8-K ........................  32

The terms "Delta," "Company," "we," "our," and "us" refer to Delta Petroleum Corporation unless the context suggests otherwise.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                               March 31,      June 30,
                                                 2004           2003
                                             ------------   ------------
                                              (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                   $ 28,440,000   $  2,271,000
 Marketable securities available for sale         912,000        662,000
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $50,000 at March 31, 2004 and June 30, 2003   5,842,000      4,410,000
 Prepaid assets                                 1,214,000        764,000
 Inventory                                      1,169,000           -
 Other current assets                             358,000        560,000
                                             ------------   ------------
     Total current assets                      37,935,000      8,667,000
                                             ------------   ------------
Property and Equipment:
 Oil and gas properties, successful efforts
  method of accounting                        118,108,000     90,151,000
 Drilling and trucking equipment                6,572,000           -
 Other                                            936,000        336,000
                                             ------------   ------------
     Total property and equipment             125,616,000     90,487,000
 Less accumulated depreciation and depletion  (18,643,000)   (12,669,000)
                                             ------------   ------------
     Net property and equipment               106,973,000     77,818,000
                                             ------------   ------------
Long term assets:
 Investment in LNG project                      1,022,000           -
 Deferred financing costs                          95,000        117,000
 Partnership net assets                           208,000        245,000
                                             ------------   ------------
     Total long term assets                     1,325,000        362,000

                                             $146,233,000   $ 86,847,000
                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt           $  4,143,000  $  10,039,000
 Accounts payable                              11,574,000      3,604,000
 Derivative instruments                            61,000        468,000
 Current foreign tax payable                      703,000        703,000
 Other accrued liabilities                        934,000      1,087,000
                                             ------------   ------------
     Total current liabilities                 17,415,000     15,901,000
                                             ------------   ------------
Long-term Liabilities:
 Bank debt, net                                27,050,000     22,175,000
 Asset retirement obligation                      975,000        868,000
 Other debt, net                                   66,000           -
                                             ------------   ------------
     Total long-term liabilities               28,091,000     23,043,000

Minority Interest                               3,286,000           -

Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 3,000,000 shares, none issued           -              -
 Common stock, $.01 par value; authorized
  300,000,000 shares, issued 30,578,000
  shares at March 31, 2004 and 23,286,000
  at June 30, 2003                                306,000        233,000
 Additional paid-in capital                   119,980,000     75,642,000
 Accumulated other comprehensive loss             281,000       (376,000)
 Accumulated deficit                          (23,126,000)   (27,596,000)
                                             ------------   ------------
     Total stockholders' equity                97,441,000     47,903,000
                                             ------------   ------------
Commitments                                  $146,233,000   $ 86,847,000
                                             ============   ============

See accompanying notes to consolidated financial statements.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                 Three Months Ended
                                               March 31,      March 31,
                                                 2004           2003
                                             ------------   ------------
Revenue:
 Oil and gas sales                           $ 10,628,000   $  6,817,000
 Realized loss on derivative instruments,
  net                                            (286,000)      (971,000)
                                             ------------   ------------
     Total revenue                             10,342,000      5,846,000

Operating expenses:
 Lease operating expense                        2,506,000      2,275,000
 Depreciation and depletion                     3,085,000      1,300,000
 Exploration expense                            1,698,000         83,000
 Dry hole costs                                   210,000         89,000
 Professional fees                                308,000        187,000
 General and administrative (includes
  stock compensation expense of $87,000 and
  $36,000 for the three months ended
  March 31, 2004 and 2003, respectively)        1,722,000        946,000
                                             ------------   ------------
     Total operating expenses                   9,529,000      4,880,000
                                             ------------   ------------
Income from continuing operations                 813,000        966,000

Other income and (expense):
 Other income                                      43,000           -
 Interest and financing costs                    (373,000)      (408,000)
                                             ------------   ------------
     Total other expense                         (330,000)      (408,000)
                                             ------------   ------------
Income before discontinued operations             483,000        558,000

Discontinued operations:
 Income from operations of properties sold,
  net                                             189,000        520,000
 Gain on sale of properties                     1,782,000        229,000
                                             ------------   ------------
     Net income                              $  2,454,000   $  1,307,000
                                             ============   ============
Basic income per common share:
 Income before discontinued operations       $       0.02   $       0.02
 Discontinued operations                             0.07           0.04
                                             ------------   ------------
 Net Income                                  $       0.09   $       0.06
                                             ============   ============

Diluted income per common share:
 Income before discontinued operations       $       0.01   $       0.02
 Discontinued operations                             0.07           0.03
                                             ------------   ------------
 Net Income                                  $       0.08   $       0.05
                                             ============   ============

See accompanying notes to consolidated financial statements.





DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                  Nine Months Ended
                                               March 31,      March 31,
                                                 2004           2003
                                             ------------   ------------
Revenue:
 Oil and gas sales                           $ 25,401,000   $ 17,049,000
 Realized loss on derivative instruments,
  net                                            (666,000)    (1,391,000)
                                             ------------   ------------
     Total revenue                             24,735,000     15,658,000

Operating expenses:
 Lease operating expense                        6,896,000      6,392,000
 Depreciation and depletion                     6,877,000      3,887,000
 Exploration expense                            1,966,000        130,000
 Dry hole costs                                   387,000        132,000
 Professional fees                                920,000        506,000
 General and administrative (includes
  stock compensation expense of $195,000 and
  $82,000 for the nine months ended
  March 31, 2004 and 2003, respectively)        4,443,000      2,737,000
                                             ------------   ------------
     Total operating expenses                  21,489,000     13,784,000
                                             ------------   ------------
Income from continuing operations               3,246,000      1,874,000

Other income and (expense):
 Other income                                      78,000         21,000
 Interest and financing costs                  (1,458,000)    (1,348,000)
                                             ------------   ------------
     Total other expense                       (1,380,000)    (1,327,000)
                                             ------------   ------------
Income before discontinued operations and
 cumulative effect on change in accounting
 principle                                      1,866,000        547,000

Discontinued operations:
 Income from operations of properties sold,
  net                                             850,000      1,096,000
 Gain on sale of properties                     1,754,000        229,000
                                             ------------   ------------
Income before cumulative effect of
 change in accounting principle                 4,470,000      1,872,000

Cumulative effect of change in accounting
 principle                                           -           (20,000)
                                             ------------   ------------
     Net income                              $  4,470,000   $  1,852,000
                                             ============   ============
Basic income per common share:
 Income before discontinued operations
  and cumulative effect of change in
  accounting principle                       $       0.07   $       0.02
 Discontinued operations                             0.11           0.06
                                             ------------   ------------

Income before cumulative effect of
  change in acounting principle                      0.18           0.08
 Cumulative effect of change in
  accounting principle                                -              - *
                                             ------------   ------------
 Net income                                  $       0.18   $       0.08
                                             ============   ============
Diluted income per common share:
 Income before discontinued operations and
  cumulative effect on change in accounting
  principle                                  $       0.06   $       0.02
 Discontinued operations                             0.10           0.05
                                             ------------   ------------
 Income before cumulative effect of
  change in accounting principle                     0.16           0.07
 Cumulative effect of change in accounting
  principle                                           -              - *
                                             ------------   ------------
 Net income                                  $       0.16   $       0.07
                                             ============   ============
* less than $.01 per common share

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Year Ended June 30, 2003 and Nine Months Ended March 31, 2004

                                                                  Accumulated
                                                                   other com-
                          Common Stock    Additional  Put Option   prehensive
                      -------------------   paid-in        on        income     Comprehensive  Accumulated
                        Shares    Amount    capital   Delta stock    (loss)     income (loss)    deficit      Total
                      ---------- -------- ----------- ----------- ------------- ------------- ------------ -----------
Balance, July 1,
 2002                 22,618,000 $226,000  76,514,000 (2,886,000)    (85,000)                 (28,853,000) $44,916,000

Comprehensive loss:
Net income                  -        -           -          -           -          1,257,000    1,257,000    1,257,000
                                                                                -------------
Other comprehensive
gain, net of tax
 Change in fair value
  of derivative hedging
  instruments               -        -           -          -       (468,000)       (468,000)        -        (468,000)
 Unrealized gain on
  equity securities,
  net                       -        -           -          -        177,000         177,000         -         177,000
                                                                                -------------
Comprehensive income        -        -           -          -           -            966,000
                                                                                =============
Stock options granted
 as compensation                              124,000       -           -                            -         124,000
Put option on Delta
 stock                      -        -     (2,886,000) 2,886,000                                     -
Shares issued for
 oil and gas
 properties              200,000    2,000     920,000       -           -                            -         922,000
Shares issued for
 cash upon exercis
 of options              468,000    5,000     970,000       -           -                            -         975,000
                      ---------- -------- ----------- ----------- -------------               ------------ -----------
Balance, June 30,
 2003                 23,286,000  233,000  75,642,000       -       (376,000)                 (27,596,000)  47,903,000

Comprehensive income:
 Net income                 -        -           -          -           -          4,470,000    4,470,000    4,470,000
                                                                                -------------
 Other comprehensive
  gain, net of tax
   Change in fair
    value of derivative
    hedging instruments     -        -           -          -        407,000         407,000         -         250,000
   Unrealized gain on
    equity securities, net  -        -           -          -        250,000         250,000         -         407,000
                                                                                -------------
Comprehensive income        -        -           -          -           -          5,127,000
                                                                                =============
Stock options granted
 as compensation                              195,000       -           -                            -         195,000
Shares issued for cash,
 net                   4,000,000   40,000  29,650,000       -           -                            -      29,690,000
Shares issued for
 oil and gas
 properties            1,985,000   20,000  11,195,000       -           -                            -      11,215,000
Shares issued for
 cash upon exercise
 of options            1,307,000   13,000   3,298,000       -           -                            -       3,311,000
                      ---------- -------- ----------- ----------- -------------               ------------ -----------
Balance, March 31,
 2004                 30,578,000 $306,000 119,980,000       -        281,000                  (23,126,000) $97,441,000
                      ========== ======== =========== =========== =============               ============ ===========

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                  Nine Months Ended
                                               March 31,      March 31,
                                                 2004           2003
                                             ------------   ------------
Cash flows operating activities:
 Net income                                  $  4,470,000   $  1,852,000
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and depletion                   6,829,000      3,866,000
   Depreciation and depletion -
    discontinued operations                       329,000        418,000
   Accretion of abandonment obligation             48,000         21,000
   Stock compensation expense                     195,000         82,000
   Amortization of financing costs                269,000        341,000
   Gain on sale of oil and gas properties      (1,754,000)      (229,000)
   Cumulative effect of change in
    accounting principle                             -            20,000
  Net changes in operating assets and
  operating liabilities:
   Increase in trade accounts receivable       (1,432,000)    (1,145,000)
   (Increase) decrease in prepaid assets         (450,000)        48,000
   Increase in inventory                       (1,169,000)          -
   (Increase) decrease in other current assets    175,000        (80,000)
   Increase in accounts payable trade           1,879,000         42,000
   Increase (decrease) in other accrued
    liabilities                                  (153,000)       147,000
                                             ------------   ------------
Net cash provided by operating activities    $  9,236,000   $  5,383,000
 operating activities                        ------------   ------------

Cash flows from investing activities:
 Capital and exploration expenditures, net    (24,835,000)    (4,956,000)
 Proceeds from sales of oil and gas
  properties                                   11,013,000        725,000
 Payment on investment transaction               (772,000)          -
 Decrease in long term assets                      37,000        117,000
                                             ------------   ------------
Net cash used in investing activities         (14,557,000)    (4,114,000)
 investing activities                        ------------   ------------
Cash flows from financing activities:
 Stock issued for cash upon exercise of
  options                                       3,312,000        780,000
 Stock issued for cash, net                    29,690,000           -
 Proceeds from borrowings                      14,204,000           -
 Payment of financing fees                       (220,000)          -
 Repayment of borrowings                      (15,496,000)    (1,359,000)
                                             ------------   ------------
Net cash provided by (used in) financing
 activities                                    31,490,000       (579,000)
                                             ------------   ------------
Net increase in cash and cash equivalents      26,169,000        690,000
                                             ------------   ------------
Cash at beginning of period                     2,271,000      1,024,000
                                             ------------   ------------
Cash at end of period                        $ 28,440,000   $  1,714,000
                                             ============   ============
Supplemental cash flow information -
 Cash paid for interest and financing
 costs                                       $  1,256,000   $    952,000
                                             ============   ============
Common stock issued for the purchase of
 oil and gas properties                      $ 11,215,000   $    922,000
                                             ============   ============

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, oil and gas properties, income taxes, derivatives, asset retirement obligation, contingencies and litigation. Actual results could differ from these estimates.

(2)  Recently Issued or Proposed Accounting Standards and Pronouncements

     The Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.











DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(2)  Recently Issued or Proposed Accounting Standards and Pronouncements,
Continued

     If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                              March 31,      June 30,
                                               2004            2003
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $62,223,000     $55,441,000
  Unproved leasehold acquisition costs       32,651,000      23,689,000
                                            -----------     -----------
     Total leasehold acquisition costs       94,874,000      79,130,000

Less: Accumulated depletion                  13,559,000      10,858,000
                                            -----------     -----------
Net leasehold acquisition costs             $81,315,000     $68,272,000
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

                                               Cumulative
                                               Unrealized      Estimated
                                    Cost       Gain (loss)    Market Value
                                   --------    -----------    ------------
March 31, 2004
  Bion Environmental
   Technologies, Inc.              $152,000    $(140,000)       $ 12,000
  Tipperary Oil & Gas Company       418,000      482,000         900,000
                                   --------    ---------        --------
                                   $570,000    $ 342,000        $912,000
                                   ========    =========        ========

                                               Cumulative
                                               Unrealized       Estimated
                                    Cost       Gain (loss)    Market Value
                                   --------    -----------    ------------
June 30, 2003
  Bion Environmental
   Technologies, Inc.              $152,000    $(140,000)       $ 12,000
  Tipperary Oil & Gas Company       418,000      232,000         650,000
                                   --------    ---------        --------
                                   $570,000    $  92,000        $662,000
                                   ========    =========        ========

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10,782,000, at March 31, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2004 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to the 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that the Company decides not to appeal or that the Company appeals without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause the Company's interests in the leases to become impaired, and the Company will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's Offshore California properties. See disclosure in Item 1 of Part II.

     Fiscal 2004 - Acquisition

     On September 19, 2003, the Company completed an acquisition of certain producing and drilling prospects in Colorado (the "South Tongue Prospect") and Wyoming from Edward Mike Davis LLC and Edward Mike Davis, individually (collectively, "Davis"), pursuant to the terms of a Purchase and Sale Agreement effective as of August 1, 2003. The total consideration paid for these properties was 1,000,000 shares of the Company's common stock and $8,000,000, of which $2,000,000 was paid in cash and $6,000,000 in the form of a short-term promissory note payable that was paid on October 3, 2003. The shares issued were recorded at a price of $5.15 per share, a five day average surrounding the announcement of the transaction. The Company recorded an upward purchase price adjustment of approximately $220,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of August 1, 2003 through the closing date of September 19, 2003. The total acquisition cost of $13,380,000 was allocated between proved developed producing of $5,220,000 and unproved undeveloped of $8,160,000 based on preliminary information.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties, Continued

     On April 22, 2004, subsequent to the quarter end, the Company amended its agreement with Davis to, among other things, add certain oil and gas leases located in Colorado known as the "North Tongue Prospect," decrease the amount of Davis's reversionary working interest after payout in the properties acquired under the initial agreement from 50% to 42.5%, change the definition of payout, change certain drilling obligations and modify the Company's obligation to issue additional shares of stock to Davis upon the designation of Bonus Prospects. The initial consideration required to be paid to Davis upon execution of the Amended Agreement was 1,525,000 shares of the Company's common stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the re-sale of these shares by Davis and to pay all of the expenses associated with such registration.
The Company is also obligated to acquire additional leases, obtain seismic surveys, drill wells and make certain other expenditures under the amended agreement. The amount of the purchase price was the result of arms-length negotiations between the parties.

     The amended agreement eliminates the Company's obligation to issue shares for Bonus Prospects that existed under the initial agreement with respect to the South Tongue Prospect, but it added a new obligation to issue additional shares for Bonus Prospects that are designated with respect to the North Tongue Prospect. With regard to the North Tongue Prospect only, for any prospect that is identified at any time after drilling, coring, testing and logging to contain in combination from specified formations at least one million barrels of recoverable oil or six billion cubic feet of recoverable gas or a combination of oil or gas equal to or exceeding one million barrels of oil equivalent using a six million cubic feet to one barrel gas-to-oil ratio, as determined by independent engineers, then such acreage is required to be designated as a "Bonus Prospect."

     Upon designation of a Bonus Prospect, the Company is required to issue to Davis as additional purchase price, up to 190,000 shares of the Company's common stock, or such lesser amount so that the value of such stock based upon the average closing price of the stock for the immediately preceding 30-day period may equal but does not exceed $950,000, for each Bonus Prospect (a "Bonus"). This requirement applies only to the North Tongue Prospect and is limited to a maximum of five Bonus Prospects. No Bonus or additional shares are payable for prospects located on the South Tongue Prospect, regardless of potential or ultimate production. The Company is obligated to file additional registration statements at the Company's expense covering the re-sale of each issuance of shares for each Bonus Prospect designation.













DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties, Continued

     The following unaudited pro forma consolidated statements of operations information assumes that the Davis acquisition occurred as of July 1, 2002:

                            Three Months Ended         Nine Months Ended
                                March 31,                  March 31,
                            2004         2003         2004          2003
                         ----------   ----------   -----------   -----------

Oil and gas sales        $10,628,000  $ 8,480,000  $26,458,000   $19,269,000

Net income               $ 2,454,000  $ 1,840,000  $ 4,809,000   $ 2,569,000

Net income per common
 share:
   Basic                 $    .08     $    .08     $    .16      $    .11
   Diluted               $    .08     $    .08     $    .16      $    .11

     The above unaudited adjusted Pro Forma Consolidated Statements of Operations, based on the historical results of Davis and Delta, are not necessarily indicative of the results of operations if Delta would have acquired the Davis properties at July 1, 2002.

     On December 10, 2003, the Company completed an acquisition of certain production and acreage located primarily in Eland and Stadium fields in Stark County, North Dakota, from Sovereign Holdings, LLC, a privately - held Colorado limited liability company ("Sovereign"), pursuant to the terms of a Purchase and Sale Agreement effective as of December 1, 2003. The total consideration paid for these properties was 773,500 shares of the Company's common stock. The shares issued were recorded at a price of $5.58, a five day average surrounding the closing of the transaction. The Company recorded a downward purchase price adjustment of approximately $84,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of December 1, 2003 through the closing date of December 5, 2003. The total acquisition cost of $4,233,000 was allocated to proved developed producing properties.

     On February 24, 2004, the Company acquired certain properties in Texas from Labyrinth Enterprises, LLC, an unrelated entity for $1,320,000 in cash and 185,000 shares of the Company's common stock valued at $1,619,000 based on a five day average surrounding the closing of the transaction.

     On February 26, 2004, the Company acquired approximately 135,000 leasehold acres in the Columbia River Basin project in eastern Washington from an unrelated entity for $1,357,000 in cash. The Company will become the operator once drilling begins on this acreage. Subsequent to the quarter end, the Company purchased approximately 23,000 additional net acreage in this project through State and Federal lease sales.

     In March 2004, the Company purchased a 50% interest in Big Dog Drilling Company, LLC ("BDDC") for an initial investment of approximately $3,000,000. The remaining interest is owned 25% by Davis described above and 25% by an unrelated individual. BDDC's primary assets include two drilling rigs rated at drilling depths of up to 10,000 feet and certain additional drilling equipment.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties, Continued

     Also in March 2004, the Company purchased a 50% interest in Shark Trucking Company, LLC ("STC") for an initial investment of approximately $276,000. STC has a similar ownership structure to that of BDDC. STC's primary assets include the ownership of trucking equipment used for the mobilization of drilling rigs and equipment.

     Both BDDC and STC meet the criteria for control and require consolidation of the entities. Neither entity has commenced operations as of March 31, 2004.

     The drilling rigs and trucking company will be used primarily for drilling activities on Delta's properties. Increasing drilling rig rates, periodic lack of availability of drilling rigs and increased drilling by Delta were contributing factors to this venture.

     During the current fiscal year, the Company agreed to invest an aggregate of $1,000,000 for a 6.25% interest as a member of an unaffiliated Delaware limited liability company that is currently in the process of attempting to obtain the rights to own and operate a liquid natural gas facility from an existing platform located offshore California. If the limited liability company is successful in obtaining these rights, it intends to engage in the business of accepting and vaporizing liquid natural gas delivered by liquid natural gas tankers, transporting the vaporized liquid natural gas through proprietary gas pipelines and selling the vaporized natural gas to third party customers located in California. As payment for our membership interest in the limited liability company, we executed a term promissory note that requires us to make payments of $100,000 per month until August 1, 2004, at which time all of the amounts due under the promissory note will become due and payable. As collateral for the payment of this obligation, we granted a first lien on our membership interest in the limited liability company and on all of the proceeds and other distributions from the limited liability company that are attributable to our membership interest. As of the date of this Report, the limited liability company had not yet engaged in any revenue producing activities. The Company has accounted for its investment at cost.

Fiscal 2004 - Discontinued Operations

     On December 5, 2003, the Company completed the sale of certain properties located in Texas to Sovereign for cash consideration of $2,600,000. The effective date of the transaction is January 1, 2004 and it resulted in a loss on the sale of oil and gas properties of $28,000. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and loss on the sale of these properties have been reflected as discontinued operations. Revenues attributed to the sale of these oil and gas properties were approximately $0 and $537,000 for the three and nine months ended March 31, 2004 and $372,000 and $868,000 for the three and nine months ended March 31, 2003, respectively.

     On March 31, 2004, the Company completed the sale of all of our Pennsylvania properties to Castle Energy Corporation, a 25% shareholder of Delta at March 31, 2004, for cash consideration of $8,000,000, which the Company believes is fair value, with an effective date of January 1, 2004 and resulted in a gain on sale of oil and gas properties of $1,782,000. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(4)  Oil and Gas Properties, Continued

Long-Lived Assets," the results of operations and gain on sale of these properties have been reflected as discontinued operations. Revenues from the sale of these oil and properties was approximately $390,000 and $1,189,000 for the three and nine months ended March 31, 2004 and $528,000 and $1,358,000 for the three and nine months ended March 31, 2003.

(5)  Long Term Debt

     On December 30, 2003, the Company amended and restated its credit facility. The new $50 million facility with Bank of Oklahoma, U.S. Bank National Association and Hibernia National Bank (the "Banks"). Currently, the Company has an available borrowing base of $37,000,000 with a current balance outstanding of $30,922,000. The facility has a variable interest rate of LIBOR +1.75% to 2.85% and/or prime +.5%/-.5% based on the total debt outstanding and no current monthly commitment reduction. The loan matures on December 31, 2006 and is collateralized by substantially all of Delta's oil and gas properties. The Company's borrowing base and monthly commitment amount will be redetermined at least semi-annually.

     If as a result of any such monthly commitment reduction or reduction in the amount of the borrowing base, the total amount of our outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after the Company is notified by the Bank of Oklahoma, the Company must make a mandatory prepayment of principal that is sufficient to cause the Company's total outstanding indebtedness to not exceed the borrowing base. The Company is required to meet quarterly debt covenants and restrictions. At March 31, 2004, the Company was in compliance with its quarterly debt covenants and restrictions.

     Bank Debt

     Kaiser Francis Oil Company - Debt

     On December 1, 1999, the Company borrowed $8,000,000 at prime plus 1-1/2% from Kaiser Francis Oil Company. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and New Mexico acquisitions. During the third quarter of fiscal 2004, the loan was paid in full.

     Five Year Debt Maturity Schedule

     Maturities of long-term debt for each of the five years following March 31, 2004 are as follows:

                          YEAR ENDING March 31,

             2004................................  $ 4,143,000
             2005................................   27,071,000
             2006................................       22,000
             2007................................       23,000
                                                   -----------
                                                   $31,259,000
                                                   ===========



DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(6)  Stockholders' Equity

Common Stock Issued for Cash

     On February 19, 2004, the Company completed the sale of 4 million shares of its common stock at a price of $8.00 per share in a private placement for $29,690,000, net of $2,310,000 in offering costs.

     Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations". As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results.

     Had compensation cost for the Company's stock-based compensation plan been determined using the fair value of the options at the grant date, the Company's net income for the nine months ended March 31, 2004 and 2003 would have been as follows:

                                                 March 31,
                                    -----------------------------
                                        2004               2003
                                        ----               ----
Net Income                          $ 4,470,000        $1,852,000
FAS 123 compensation effect          (4,316,000)**       (209,000)
                                    -----------        ----------
Net income after FAS 123
compensation effect                 $   154,000        $1,643,000
                                    ===========        ==========
Income per common share:            $     *            $      .07
                                    ===========        ==========
*less than $.01 per common share

** During the three months ended September 30, 2003 the Company granted to its officers options to purchase 1,250,000 shares of its common stock at a price of $5.29 per share, which was the market price on the date of the grant. All of these options vested immediately upon issuance. The fair market value of each option granted was $3.45 and was calculated using a risk free rate of 4.34%, volatility factors of the expected market price of the Company's common stock of 48.94% and an expected life of 10 years, the life of the option.

     The Company had approximately 4,807,000 options to purchase the Company's common stock outstanding, with an average price of $3.91, at March 31, 2004. The Company granted 353,000 options to non-officer employees during the nine months ended March 31, 2004 and granted 175,000 options to non-officer employees during the nine months ended March 31, 2003.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(7)  Commodity Derivative Instruments and Hedging Activities

     The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, swaps or options. All transactions are accounted for in accordance with requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to realized gain (loss) on derivative instruments as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations.

     As of March 31, 2004, the Company recorded a derivative liability of approximately $61,000 for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding gain in other comprehensive income. The realized net losses from hedging activities were $286,000 and $666,000 for the three and nine months ended March 31, 2004.

     As of March 31, 2004, the Company had approximately 364,000 mcf of natural gas subject to commodity price risk contracts for the remainder of fiscal 2004. The fiscal 2004 contract has a weighted average floor price of $4.50 per Mmbtu, with weighted average ceiling price of $5.45 per Mmbtu.

(8)  Comprehensive Income

     Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the nine months ended March 31, 2004 and 2003 are as follows:

                                      Nine Months Ended    Nine Months Ended
                                        March 31, 2004       March 31, 2003
                                      -----------------    -----------------

Net Income                                 $4,470,000           $1,852,000
Other comprehensive income (loss)
  Change in fair value of derivative
    hedging instruments                      407,000              (691,000)

  Unrealized gain (loss) on marketable
   securities                                250,000               (50,000)
                                          ----------            ----------
Other comprehensive income (loss)            657,000              (741,000)

Comprehensive income                      $5,127,000            $1,111,000
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
-----------------------------------------------------------------------------

(9)  Income Taxes, Continued

     The Company recognized no tax expense in the first nine months of fiscal 2004 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in fiscal 2003 because realization was not more likely than not. The remaining deferred tax asset at March 31, 2004, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.

(10) Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended
                                                      March 31,
                                                2004           2003
                                                ----           ----
     Numerator:
       Numerator for basic and diluted
        earnings per share - income
        available to common stockholders    $ 2,454,000     $ 1,307,000
                                            -----------     -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                          27,731,000      22,952,000
       Effect of dilutive securities-
        stock options and warrants            2,665,000       2,956,000
                                            -----------     -----------
     Denominator for diluted
       earnings per common share             30,396,000      25,908,000
                                            ===========     ===========
     Anti-dilutive securities outstanding        88,000       1,809,000
                                            ===========     ===========

Basic income per common share:
  Income before discontinued operations     $       .02     $       .02
  Discontinued operations                           .07             .04
                                            -----------     -----------
  Net Income                                $       .09     $       .06
                                            ===========     ===========
Diluted income per common share:
  Income before discontinued operations     $       .02     $       .02
  Discontinued operations                           .06             .03
                                            -----------     -----------
  Net Income                                $       .08     $       .05
                                            ===========     ===========








DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2004 and 2003
-----------------------------------------------------------------------------

(10) Earnings Per Share, Continued

                                                  Nine Months Ended
                                                      March 31,
                                                2004           2003
                                                ----           ----

     Numerator:
       Numerator for basic and diluted
        earnings per share - income
        available to common stockholders    $ 4,470,000     $ 1,852,000
                                            -----------     -----------
     Denominator:
       Denominator for basic earnings
        per share-weighted average shares
        outstanding                          25,298,000      22,756,000
       Effect of dilutive securities-
        stock options and warrants            2,306,000       2,905,000
                                            -----------     -----------
     Denominator for diluted
       earnings per common share             27,604,000      25,661,000
                                            ===========     ===========
     Anti-dilutive securities outstanding        88,000       1,860,000
                                            ===========     ===========

Basic income per common share:
  Income before discontinued operations
   and cumulative effect of change in
   accounting principle                     $       .07     $       .02
  Discontinued operations                           .11             .06
  Income before cumulative effect of        -----------     -----------
    change in accounting principle                  .18             .08
  Cumulative effect of change in                      -              -*
    accounting principle                    -----------     -----------
  Net Income                                $       .18     $       .08
                                            ===========     ===========

Diluted income per common share:
  Income before discontinued operations
    and cumulative effect of change in
    accounting principle                    $       .06     $       .02
  Discontinued operations                           .10             .05
  Income before cumulative effect of        -----------     -----------
    change in accounting principle                  .16             .07
  Cumulative effect of change in                      -              -*
    accounting principle                    -----------     -----------
  Net Income                                $       .16     $       .07
                                            ===========     ===========

* less than $.01 per common share

(11) Commitments

     As of March 31, 2004, the Company had approximately 280 Bbls of oil per day of its offshore production under fixed price contracts. The contracts' fixed prices range from $25.50 to $29.70 through June 2004.


DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2004 and 2003
-----------------------------------------------------------------------------

(12) Reclassification

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

(13) Subsequent Events

     On April 21, 2004, the Company acquired a fifty percent interest in approximately 1,300 leasehold acres in the Midway Loop Project located in Polk County, Texas from WillSource Enterprises, LLC for $340,000 and 31,250 shares of the Company's common stock valued at approximately $289,000 based on a five day average surrounding the acquisition. The Company will become the operator once drilling begins on this acreage.

     Also on April 21, 2004, the Company acquired a seventy five percent interest in approximately 9,800 leasehold acres in the Divide Creek Extension Project located in Mesa County, Colorado from Willsource Enterprises, LLC for $90,000 in cash and 187,500 shares of the Company's common stock valued at approximately $1,734,000 based on a five day average surrounding the acquisition. The Company will become the operator once drilling begins on this acreage.



































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

     Critical Accounting Policies and Estimate
     ------------------------------------------

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

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. The Company did not record an impairment during the nine months ended March 31, 2004 and 2003.

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

Working Capital
---------------

     We have working capital of $20,520,000 at March 31, 2004 compared to a working capital deficit of $7,234,000 at June 30, 2003. The increase in working capital is primarily related to the private equity offering completed in February for net proceeds of approximately $29,690,000.

Cash Provided by Operating Activities
-------------------------------------

     During the nine months ended March 31, 2004, we had cash provided by operating activities of $9,236,000 compared to cash provided by operating activities of $5,383,000 during the same period ended March 31, 2003. This increase in operating activities is a result of the increase in oil and natural gas sales relating to acquisitions completed during the last year as discussed below.

Cash Used in Investing Activities
---------------------------------

     During the nine months ended March 31, 2004, we had cash used in investing activities of $14,557,000 compared to cash used in investing activities of $4,114,000 during the same period ended March 31, 2003. Investing activities for fiscal 2004 included $15,520,000 used toward the numerous acquisitions, described below, completed during the nine months and $9,315,000 for development activities offset by sales proceeds of $11,013,000. Investing activities for fiscal 2003 included approximately $2,774,000 for development costs.

     During our current fiscal year, we agreed to invest an aggregate of $1,000,000 as a member of an unaffiliated Delaware limited liability company that is currently in the process of attempting to obtain the rights to own and operate a liquid natural gas facility from an existing platform located offshore California. If the limited liability company is successful in obtaining these rights, it intends to engage in the business of accepting and vaporizing liquid natural gas delivered by liquid natural gas tankers, transporting the vaporized liquid natural gas through proprietary gas pipelines and selling the vaporized natural gas to third party customers located in California. As payment for our membership interest in the limited liability company, we executed a term promissory note that requires us to make payments of $100,000 per month until August 1, 2004, at which time all of the amounts due under the promissory note will become due and payable. As collateral for the payment of this obligation, we granted a first lien on our membership interest in the limited liability company and on all of the proceeds and other distributions from the limited liability company that are attributable to our membership interest. As of the date of this Report, the limited liability company had not yet engaged in any revenue producing activities.

Cash Used In Financing Activities
---------------------------------

     During the nine months ended March 31, 2004, we had cash provided by financing activities of $31,490,000 compared to cash used in financing activities of $579,000 for the same period ended March 31, 2003. Financing activities for fiscal 2004 consist of net proceeds of approximately 29,690,000 from a private equity offering completed in February, proceeds from borrowings of $14,204,000, repayment of borrowings and financing costs of $15,496,000 and stock issued for cash upon exercise of options of $3,312,000. Financing activities for fiscal 2003 consist of repayment of borrowings and financing costs of $1,359,000 and stock issued for cash upon exercise of options of $780,000.

Fiscal 2004 - Acquisitions
--------------------------

     On September 19, 2003, we completed an acquisition of certain producing and drilling prospects in Colorado (the "South Tongue Prospect") and Wyoming from Edward Mike Davis LLC and Edward Mike Davis, individually (collectively, "Davis"), pursuant to the terms of a Purchase and Sale Agreement effective as of August 1, 2003. The total consideration paid for these properties was 1,000,000 shares of our common stock and $8,000,000, of which $2,000,000 was paid in cash and $6,000,000 in the form of a short-term promissory note payable that was paid on October 3, 2003. The shares issued were recorded at a price of $5.15 per share, a five day average surrounding the announcement of the transaction. We recorded an upward purchase price adjustment of approximately $220,000 which reflects the operating and acquisition related costs in excess of net revenue from the effective date of August 1, 2003 through the closing date of September 19, 2003. The total acquisition cost of $13,380,000 was allocated between proved developed producing of $5,220,000 and unproved undeveloped of $8,160,000 based on preliminary information.

     On April 22, 2004, subsequent to the quarter end, we amended our agreement with Davis to, among other things, add certain oil and gas leases located in Colorado known as the "North Tongue Prospect," decrease the amount of Davis's reversionary working interest after payout in the properties acquired under the initial agreement from 50% to 42.5%, change the definition of payout, change certain drilling obligations and modify our obligation to issue additional shares of stock to Davis upon the designation of Bonus Prospects. The initial consideration required to be paid to Davis upon execution of the Amended Agreement was 1,525,000 shares of our common stock. We have agreed to file a registration statement with the Securities and Exchange Commission to register the re-sale of these shares by Davis and to pay all of the expenses associated with such registration. We are also obligated to acquire additional leases, obtain seismic surveys, drill wells and make certain other expenditures under the amended agreement. The amount of the purchase price was the result of arms-length negotiations between the parties.

      The amended agreement eliminates our obligation to issue shares for Bonus Prospects that existed under the initial agreement with respect to the South Tongue Prospect, but it added a new obligation to issue additional shares for Bonus Prospects that are designated with respect to the North Tongue Prospect. With regard to the North Tongue Prospect only, for any prospect that is identified at any time after drilling, coring, testing and logging to contain in combination from specified formations at least one million barrels of recoverable oil or six billion cubic feet of recoverable gas or a combination of oil or gas equal to or exceeding one million barrels of oil equivalent using a six million cubic feet to one barrel gas-to-oil ratio, as determined by independent engineers, then such acreage is required to be designated as a "Bonus Prospect."

     Upon designation of a Bonus Prospect, we are required to issue to Davis as additional purchase price, up to 190,000 shares of our common stock, or such lesser amount so that the value of such stock based upon the average closing price of the stock for the immediately preceding 30-day period may equal but does not exceed $950,000, for each Bonus Prospect (a "Bonus"). This requirement applies only to the North Tongue Prospect and is limited to a maximum of five Bonus Prospects. No Bonus or additional shares are payable for prospects located on the South Tongue Prospect, regardless of potential or ultimate production. We are obligated to file additional registration statements at our expense covering the re-sale of each issuance of shares for each Bonus Prospect designation.

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

     On February 24, 2004, we acquired certain properties in Texas from Labyrinth Enterprises, LLC, an unrelated entity for $1,320,000 in cash and 185,000 shares of our common stock valued at $1,619,000 based on a five day average surrounding the closing of the transaction.

     On February 26, 2004, we acquired approximately 135,000 leasehold acres in the Columbia River Basin project in eastern Washington from an unrelated entity for $1,357,000 in cash. The Company will become the operator once drilling begins on this acreage. Subsequent to the quarter end, the Company purchased approximately 23,000 additional net acreage in this project through State and Federal lease sales.

     In March 2004, we purchased a 50% interest in Big Dog Drilling Company, LLC ("BDDC") for an initial investment of approximately $3,000,000. The remaining interest is owned 25% by Davis described above and 25% by an unrelated individual. BDDC's primary assets include two drilling rigs rated at drilling depths of up to 10,000 feet and certain additional drilling equipment.

     Also in March 2004, we purchased a 50% interest in Shark Trucking Company, LLC ("STC") for an initial investment of approximately $276,000. STC has a similar ownership structure to that of BDDC. STC's primary assets include the ownership of trucking equipment used for the mobilization of drilling rigs and equipment.

     Both BDDC and STC meet the criteria for control and require consolidation for the entities. Neither entity has commended operations as of March 31, 2004.

     The drilling rigs and trucking company will be used primarily for drilling activities on our properties. Increasing drilling rig rates, periodic lack of availability of drilling rigs and increased drilling by us were contributing factors to this venture.

     On April 21, 2004, we acquired a fifty percent interest in approximately 1,300 leasehold acres in the Midway Loop Project located in Polk County, Texas from Willsource Enterprises, LLC for $340,000 and 31,250 shares of the Company's common stock valued at approximately $289,000. We will become the operator once drilling begins on this acreage.

     Also on April 21, 2004,we acquired a seventy five percent interest in approximately 9,800 leasehold acres in the Divide Creek Extension Project located in Mesa County, Colorado from Willsource Enterprises, LLC for $90,000 in cash and 187,500 shares of the Company's common stock valued at approximately $1,688,000. We will become the operator once drilling begins on this acreage.

Fiscal 2004 - Discontinued Operations
-------------------------------------

     On December 5, 2003, we completed the sale of certain properties located in Texas to Sovereign for cash consideration of $2,600,000. The effective date of the transaction is January 1, 2004 and resulted in a loss on sale of oil and gas properties of $28,000. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and loss on sale of these properties have been reflected as discontinued operations. Revenues attributed to the sale of these oil and properties were approximately $0 and $537,000 for the three and nine months ended March 31, 2004 and $372,000 and $868,000 for the three and nine months ended March 31, 2003, respectively.

     On March 31, 2004, we completed the sale of all of our Pennsylvania properties to Castle Energy Corporation, a 25% shareholder of Delta at March 31, 2004, for cash consideration of $8,000,000, which the Company believes is fair value, with an effective date of January 1, 2004 and resulted in a gain on sale of oil and gas properties of $1,782,000. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and gain on sale of these properties have been reflected as discontinued operations. Revenues from the sale of these oil and properties was approximately $390,000 and $1,189,000 for the three and nine months ended March 31, 2004 and $528,000 and $1,358,000 for the three and nine months ended March 31, 2003.

Fiscal 2004 Property Expenditures
---------------------------------

     During the nine months ended March 31, 2004, we incurred approximately $26,735,000 in acquisition costs and an additional $9,315,000 on development of our oil and gas properties. We estimate our capital expenditures for development of onshore properties to range from $5,000,000 to $10,000,000 depending on drill rig availability and success of drilling programs for the remainder of fiscal 2004. We anticipate that we will drill one to two developmental wells from the Point Arguello Unit platforms to the Rocky Point structure during fiscal 2004. Each well will cost approximately $10,000,000 ($670,000 to our interest). We anticipate paying for all capital expenditures out of cash on hand and anticipated cash flow which assumes certain price levels for production. However, we are not obligated to participate in future drilling programs and will not enter into future commitments to do so unless management believes we have the ability to fund such projects.

Common Stock Issued for Cash
----------------------------

     On February 19, 2004, we completed the sale of 4 million shares of our common stock at a price of $8.00 per share in a private placement for approximately $29,690,000, net of $2,310,000 in offering costs.

Options
-------

     We received proceeds from the exercise of options to purchase shares of our common stock of $3,311,000 and $975,000 during the nine months ended March 31, 2004 and year ended June 30, 2003, respectively.

Credit Facility
---------------

     On December 30, 2003, we amended and restated our credit facility. The new $50 million facility with Bank of Oklahoma, U.S. Bank National Association and Hibernia National Bank (the "Banks"). Currently we have an available borrowing base of $37,000,000. The facility has a variable interest rate component of LIBOR +1.75% to 2.85% and/or prime +.5%/-.5% based on the total debt outstanding and no current monthly commitment reduction. The loan matures on December 31, 2006 and is collateralized by substantially all of Delta's oil and gas properties. Our borrowing base and monthly commitment amount will be redetermined at least semi-annually.

     If as a result of any such monthly commitment reduction or reduction in the amount of the borrowing base, the total amount of the outstanding debt ever exceeds the amount of the revolving commitment then in effect, then within 30 days after we are notified by the Bank of Oklahoma, we must make a mandatory prepayment of principal that is sufficient to cause our total outstanding indebtedness to not exceed our borrowing base. We are required to meet quarterly debt covenants and restrictions. At March 31, 2004, we were in compliance with our quarterly debt covenants and restrictions.

     The foregoing does not purport to be a complete summary of the Credit Agreement and other loan documents. Complete copies of the original credit facility documents are filed as an exhibit to this report.

     As of March 31, 2004, we had outstanding borrowings of approximately $30,922,000 and letters of credit for Operator's Bonds outstanding of $550,000.

Results of Operations for the Three and Nine Months Ended March 31, 2004 Compared to the Three and Nine Months Ended March 31, 2003
--------------------------------------------------------------------------

     Net Earnings (Loss). Our net income for the three and nine months ended March 31, 2004 were $2,454,000 and $4,470,000 compared to a net income of $1,307,000 and $1,852,000 for the three and nine months ended March 31, 2003. The results for the three and nine months ended March 31, 2004 and 2003 were effected by the items described in detail below.







     Revenue. Total revenues from continuing operations for the three and nine months ended March 31, 2004 were $10,342,000 and $24,735,000 compared to $5,846,000 and $15,658,000 for the three and nine months ended March 31, 2003. Oil and gas sales from continuing operations for the nine months ended March 31, 2004 were $10,628,000 and $25,401,000 compared to $6,817,000 and
$17,049,000 for the three and nine months ended March 31, 2003. The increase in oil and gas sales during the three and nine months ended March 31, 2004 resulted from the acquisitions completed during fiscal 2004 and an increase in oil and gas prices.

     Production volumes and average prices received for the three months ended March 31, 2004 and 2003 are as follows:

                                       Three Months Ended
                                           March 31,
                                    2004                    2003
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)            166,000       42,000      53,000      53,000
   Gas (Mcf)                709,000          -       642,000         -

Discontinued Operations Production:
   Oil (barrels)                -            -        10,000         -
   Gas (Mcf)                 77,000          -       106,000         -

Average Price received from continuing operations:
   Oil (per barrel)          $33.98      $21.60       $32.52      $22.82
   Gas (per Mcf)             $ 5.75      $   -        $ 6.05      $  -

Hedge effect:
   (Per barrel equivalent)   $(1.01)                  $(6.07)

     Production volumes and average prices received for the nine months ended March 31, 2004 and 2003 are as follows:

                                          Nine Months Ended
                                               March 31,
                                    2004                    2003
                            Onshore     Offshore     Onshore    Offshore
                            -------     --------     -------    --------
Production:
   Oil (barrels)            396,000      138,000      162,000     175,000
   Gas (Mcf)              1,991,000          -      1,948,000         -

Discontinued Operations
Production:
   Oil (barrels)             16,000          -         27,000         -
   Gas (Mcf)                268,000          -        340,000         -


Average Price received from continuing
operations:
   Oil (per barrel)          $31.43        $20.48      $28.58      $20.61
   Gas (per Mcf)             $ 5.09        $ -         $ 4.52      $  -

Hedge effect:
   (Per barrel equivalent)   $(.92)                    $(2.86)



     Lease Operating Expenses. Lease operating expenses from continuing operations for the three and nine months ended March 31, 2004 were $2,506,000 and $6,896,000 compared to $2,275,000 and $6,392,000 for the three and nine months ended March 31, 2003. Lease operating expense increased slightly compared to fiscal 2003 and first quarter fiscal 2004 as a result of the JAED and Davis acquisitions completed during fourth quarter fiscal 2003. On a per barrel ("Bbl") equivalent basis, production expenses and taxes were $5.77 and $6.23 for onshore properties and $20.65 and $17.09 for offshore properties during the three and nine months ended March 31, 2004 compared to $9.34 and $8.02 for onshore properties and $14.71 and $14.21 for offshore properties for the three and nine months ended March 31, 2003. Onshore costs per equivalent Bbl decreased as operating cost from our recent acquisitions in Colorado, Kansas and North Dakota incur much lower cost than our previous property base.

     The unit operator has received approval to drill the east half of lease 451 of our Rocky Point unit and we anticipate that the first well will be drilled in May 2004. If successful, the increase in production from the Rocky Point production should lower per Bbl equivalent costs for the offshore properties.

     Depreciation and Depletion Expense. Depreciation and depletion expense for the three and nine months ended March 31, 2004 was $3,085,000 and $6,877,000 compared to $1,300,000 and $3,887,000 for the three and nine months ended March 31, 2003. On a per Bbl equivalent basis, the depletion rate was $9.75 and $8.50 for onshore properties and $5.57 and $3.82 for offshore properties during the three and nine months ended March 31, 2004 compared to $6.45 and $6.15 for onshore properties and $4.81 and $4.90 for offshore properties for the three and nine months ended March 31, 2003. The increase in depletion expense can be attributed to the Davis and North Dakota acquisitions completed during fiscal 2004. The major portion of the production from both of these property acquisitions will be produced in the first few years and as a result they have a high depletion rate.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $1,698,000 and $1,966,000 for the three and nine months ended March 31, 2004 compared to $83,000 and $130,000 for the three and nine months ended March 31, 2003. Exploration costs during the quarter ended March 31, 2004 included an extensive seismic program in Washington County. The Company has expanded its seismic program based on initial results. The Company will continue to incur seismic costs over the next few quarters.

     Dry Hole Costs. The Company incurred dry hole costs of $387,000 during the nine months ended March 31, 2004 relating to non-operated properties in Richmond County, Montana and Renville County, North Dakota.

     Professional Fees. Professional fees for the three and nine months ended March 31, 2004 were $308,000 and $920,000 compared to $187,000 and $506,000 for the three and nine months ended March 31, 2003. Professional fees consist of corporate, legal and accounting costs related to investor relations and legal fees for representation in litigation, negotiations and discussions with various state and federal governmental agencies relating to the Company's undeveloped offshore California leases.

     General and Administrative Expenses. General and administrative expenses for three and nine months ended March 31, 2004 were $1,722,000 and $4,443,000 compared to $946,000 and $2,737,000 for the three and nine months ended March 31, 2003. The increase in general and administrative expenses is primarily attributed to the increase in technical staff expanded office facility and increased fees relating to our listing on the NASDAQ National Market System.

     Interest and Financing Costs. Interest and financing costs for the three and nine months ended March 31, 2004 were $373,000 and $1,458,000 compared to $408,000 and $1,348,000 for the three and nine months ended March 31, 2003. Interest expense decreased with the reduction in interest rates and our recent debt reduction during the quarter ended March 31, 2004.

     Income Taxes
     ------------

     The Company recognized no tax expense in 2004 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in 2004 because realization was not more likely than not. The remaining deferred tax asset at March 31, 2004, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not, which continues to monitor.

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

     Interest Rate Risk
     ------------------

     We were subject to interest rate risk on $30,922,000 of variable rate debt obligations at March 31, 2004. The annual effect of a one percent change in interest rates would be approximately $309,000. The interest rate on these variable rate debt obligations approximates current market rates as of March 31, 2004.

Item 4.  Controls and Procedures

     As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting. The Company will continue to monitor change to its internal control procedures.




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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the quarter ended March 31, 2004, we issued securities that were not registered under the Securities Act of 1933 as follows:

     On February 19, 2004, we issued a total of 4,000,000 shares of our common stock to 37 Accredited Investors in a private placement. The shares were sold for $8.00 per share for an aggregate of $32,000,000. In connection with the private placement we paid Sterne, Agee & Leach, Inc., the placement agent, a commission of $2,240,000. In connection with this offering we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. We reasonably believe that all of the investors are "Accredited Investors" as such term is defined in Rule 501 of Regulation D at the time the offering occurred. The investors acquired the shares for investment purposes. Restrictive legends were placed on the certificates issued to the investors, and stop transfer orders were given to our transfer agent. A Form D reporting the offering was filed with the Securities and Exchange Commission.

     On February 24, 2004, we issued a total of 185,000 shares of our common stock to Labyrinth Enterprises, LLC in connection with the acquisition of certain production primarily located in South Texas. In connection with this transaction we relied on the exemption provided by Section 4(2) of the Securities Act of 1933. We reasonably believe that the investor is an "Accredited Investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 at the time the transactions occurred. The investor acquired the shares for investment purposes. A restrictive legend was placed on the certificate issued to the investor, and stop transfer orders were given to our transfer agent.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

     (b) Reports on Form 8-K. During the quarter ended March 31, 2004, Delta filed Reports on Form 8-K as follows:

         1. Report on Form 8-K dated February 4, 2004, reporting information under Item 5, Item 7 and Item 12 filed on February 5, 2004.

         2. Report on Form 8-K dated March 8, 2004, reporting information under Item 5 filed on March 8, 2004.













                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DELTA PETROLEUM CORPORATION
                              (Registrant)



                               By:/s/ Roger A. Parker
                                  -------------------------------------
                                  Roger A. Parker
                                  President and Chief Executive Officer



                               By:/s/ Kevin K. Nanke
                                  -------------------------------------
                                  Kevin K. Nanke, Treasurer and
                                  Chief Financial Officer


Date:  May 10, 2004