Form 10-K/A
period 2004-06-30
DELTA PETROLEUM CORP/CO
filed 2004-10-28
CIK 821483

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-K/A
                               AMENDMENT NO. 1


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
[  ]Yes    No [X]

The aggregate market value as of September 7, 2004 of voting stock held by non-affiliates of the registrant was approximately $407,611,000.

As of September 10, 2004, 39,314,949 shares of registrant's Common Stock $.01 par value were issued and outstanding.

Documents incorporated by reference: None.



Explanatory Note:  Item 4A is hereby deleted in this Report on Form 10-K.

                                   PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information with respect to the Directors, a person who has been elected a Director and the Executive Officers of Delta is furnished pursuant to Item 401(a) of Regulation S-K.

Name                     Age    Positions                    Period of Service
----                     ---    ---------                    -----------------
Roger A. Parker          42     President, Chief Executive   May 1987 to Present
                                Officer and a Director

Aleron H. Larson, Jr     59     Chairman of the Board,       May 1987 to Present
                                Secretary, and a Director

Jerrie F. Eckelberger    60     Director                     September 1996 to Present

James B. Wallace         75     Director                     November 2001 to Present

Joseph L. Castle II      72     Director                     June 2002 to Present

Russell S. Lewis         49     Director                     June 2002 to Present

John P. Keller           65     Director                     June 2002 to Present

Jordan R. Smith          70     Director                     October 1, 2004 to
                                                             Present

Neal A. Stanley          57     Elected as a Director        Effective October 31,
                                                             2004

Kevin K. Nanke           39     Chief Financial Officer      December 1999 to Present
                                and Treasurer

John R. Wallace          44     Executive Vice President,    December 2003 to Present
                                Exploration and Chief
                                Operating Officer

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

     Russell S. Lewis has been a director of Castle since April 2000. From 1994 to 1999, Mr. Lewis was the Chief Executive Officer of TransCore, Inc., a company which sells and installs electronic toll collection systems. Since 1999, Mr. Lewis has been the owner and President of Lewis Capital Group, a company investing in and providing consulting services to growth-oriented companies. Since March 2000, Mr. Lewis has also been Senior Vice President of

Corporate Development at VeriSign, Inc. In February of 2002, Mr. Lewis joined VeriSign full-time as Executive Vice President and General Manager of VeriSign's Global Registry Services Group, which maintains the authoritative database for all ".com," ".net" and ".org" domain names in the Internet.

     John P. Keller has been a director of Castle since April 1997. Since 1972, Mr. Keller has served as the President of Keller Group, Inc., a privately-held corporation with subsidiaries in Ohio, Pennsylvania and Virginia. In 1993 and 1994, Mr. Keller also served as the Chairman of American Appraisal Associates, an appraisal company. Mr. Keller is also a director of A.M. Castle & Co.

     Jordan R. Smith has been a director of the Company since October 1, 2004. Mr. Smith is President of Ramshorn Investments, Inc., a wholly owned subsidiary of Nabors Drilling USA LP, where he is responsible for drilling and development projects in a number of producing basins in the United States. He has served in such capacity for more than the past five years. Mr. Smith has served on the Board of the University of Wyoming Foundation and the Board of the Domestic Petroleum Council, and is also Founder and Chairman of the American Junior Golf Association. Mr. Smith received Bachelors and Masters Degrees in geology from the University of Wyoming in 1956 and 1957, respectively.

     Neal A. Stanley will become director of the Company on October 31, 2004. Since June 2003, Mr. Stanley has been President of Teton Oil & Gas Corporation in Denver, Colorado. From 1996 to June 2003, he was Senior Vice President Western Region for Forest Oil Corporation. Mr. Stanley has approximately forty years of experience in the oil and gas business. Since 1995, he has been a member of the Executive Committee of the Independent Petroleum Association of Mountain States, and served as its President from 1999 to 2001. Mr. Stanley received a BS Degree in Mechanical Engineering form the University of Oklahoma in 1975.

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

     John R. Wallace, Executive Vice President, Exploration and Chief Operating Officer, joined Delta in October 2003 initially as an employee and became an executive officer in December 2003. Mr. Wallace was Vice President of Exploration and Acquisitions for United States Exploration, Inc. ("USX"), a publicly-held oil and gas exploration company, from May 1998 to December 2003,
when he became employed by Delta.   For more than five years prior to joining
USX, Mr. Wallace was President of The Esperanza Corporation, a privately held oil and gas acquisition company, and Vice President of Dual Resources, Inc., a privately held oil and gas exploration company. Esperanza effected more than 25 acquisitions of producing properties throughout the United States. In addition, Esperanza formed and administered royalty programs for private investors, primarily in the Rocky Mountain region, and has participated in a number of international exploration projects. Dual Resources is in the business of engineering and selling exploration prospects, several of which have resulted in new field discoveries. Mr. Wallace is the son of John B. Wallace, a Director of the Company.

     Messrs. Castle, Lewis and Keller were proposed for appointment to the Board by Castle Energy Corporation pursuant to the Purchase and Sale Agreement between Delta and Castle Energy Corporation effective October 1, 2001.
Messrs. Castle, Lewis and Keller are also directors of Castle Energy
Corporation.

     Messrs. Castle, Wallace and Eckelberger served as the Incentive Plan Committee and as the Compensation Committee until October 1, 2004. Effective on that date, these committees are composed of Messrs. Eckelberger, Lewis, Keller and Smith, all of whom are independent directors.

     Messrs. Lewis, Keller, Eckelberger and Wallace served as the Audit Committee and the Nominating Committee until October 1, 2004. Effective on that date, these committees are composed of Messrs. Eckelberger, Lewis, Keller and Smith, all of whom are independent directors. The Board of Directors has determined that Mr. Russell Lewis is an "audit committee financial expert" as that term is defined by SEC rules.

     The Nominating Committee does not currently have a charter. The Nominating Committee has not established any minimum qualifications for persons to be considered for nomination, but will be guided by the following criteria: that the individual be of the highest character and integrity; be free of any conflict of interest that would violate any applicable law or regulation or interfere with proper performance of the responsibilities of a Director; possess substantial and significant experience that would be of particular importance to Delta in the performance of the duties of a Director; have sufficient time available to devote to the affairs of Delta; and have a desire to represent the balanced best interests of the shareholders as a whole.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file initial reports of securities ownership of Delta and reports of changes in ownership of equity securities of Delta with the Securities and Exchange Commission ("SEC"). Such persons also are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, during the fiscal year ended June 30, 2004, our officers and directors complied with all applicable Section 16(a) filing requirements, except as stated below. These statements are based solely on a review of the copies of such reports furnished to us by our officers and directors and their written representations that such reports accurately reflect all reportable transactions.

     Jerrie F. Eckelberger, a Director, filed two Form 4's reporting two transactions late; and Russell S. Lewis, John P. Keller and James B. Wallace, Directors, each filed one Form 4 reporting one transaction late.

CODE OF ETHICS

     The Board of Directors adopted a Code of Business Conduct and Ethics in November 2003 (and amended in October 2004), which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Business Conduct and Ethics is available on the Company's website
(www.deltapetro.com) or by writing to our Corporate Secretary at 475 Seventeenth Street, Suite1400, Denver, Colorado 80202.

EXECUTIVE COMPENSATION

                               SUMMARY COMPENSATION TABLE
                                   ANNUAL COMPENSATION

                                                              Long-Term
                                                            Compensation
                                                            ------------
                                                               Awards
                                                            ------------
                                             Annual          Securities
                                          Compensation       Underlying
      Name                            --------------------   Options/          All Other
Principal Position        Period      Salary(1)     Bonus     SARs (#)     Compensation($)(7)
------------------        ------      ---------    --------  ------------  ------------------
Roger A. Parker           Year Ended
President, Chief          6/30/04      $340,000    $340,000   500,000(2)        $41,000
Executive Officer         Year Ended
and Director              6/30/03       240,000     272,000       -              40,000
                          Year Ended
                          6/30/02       240,000     144,000   175,000(3)         20,000

Aleron H. Larson, Jr.     Year Ended
Chairman, Secretary       6/30/04      $275,000    $200,000   500,000(2)        $41,000
and Director              Year Ended
                          6/30/03       240,000     192,500       -              40,000
                          Year Ended
                          6/30/02       240,000     144,000   175,000(3)         20,000

Kevin K. Nanke            Year Ended
Chief Financial Officer   6/30/04      $200,000    $200,000   250,000(4)        $41,000
and Treasurer             Year Ended
                          6/30/03       180,000     130,000       -              40,000
                          Year Ended
                          6/30/02       144,000      86,400   100,000(5)         20,000

John R. Wallace           Year Ended
Executive Vice President  6/30/04      $150,000    $200,000   100,000(6)        $   -
and Chief Operating
Officer
__________________________

(1)  Includes reimbursement of certain expenses.

(2)  Includes options to purchase 500,000 shares of Common Stock at $5.29 per share until
     August 26, 2013.

(3)  Includes options to purchase 175,000 shares of Common Stock at $2.38 per share until
     October 5,  2011.

(4)  Includes options to purchase 250,000 shares of Common Stock at $5.29 per share until
     August 26, 2013.

(5)  Includes options to purchase 100,000 shares of Common Stock at $2.38 per share until
     October 5,  2011.

(6)  Includes options to purchase 200,000 shares of Common Stock at $5.44 per share until
     December  8, 2013.

(7)  Represents amounts contributed under the Company's Simple IRA Plan and Profit Sharing
     Plan.

                               OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                                                        Potential realizable value
                                                                          at assumed annual rates
                                                                              of stock price
                                                                          appreciation for option
                                  Individual Grants                              term(a)
                -----------------------------------------------------   --------------------------
                               Percent of
                 Number of    total options
                 securities     / SARs
                 underlying    granted to
                  option /     employees      Exercise of
                   SARs        in fiscal      base price   Expiration      5% ($)       10% ($)
     Name        granted(#)      year           ($/Sh)        date           $             $
-------------   -----------   -------------   -----------  ----------   ----------    ----------
Roger Parker     500,000         28.8%          $5.29       8/26/2013   $1,710,593    $4,334,979
Aleron Larson    500,000         28.8%          $5.29       8/26/2013   $1,710,593    $4,334,979
Kevin Nanke      250,000         14.4%          $5.29       8/26/2013   $  831,713    $2,017,724
John Wallace     200,000         11.5%          $5.44       12/8/2003   $  684,237    $1,733,992


(a) The assumed annual rates of stock price appreciation used in showing the potential realizable value of stock option grants are prescribed by rules of the SEC. The actual realized value of the options may be significantly greater or less than the amounts shown. For options granted during fiscal 2004 at exercise prices of $5.29 and $5.44, the value shown for 5% and 10%, for the $5.29 exercise price appreciation equate to common stock prices of $8.62 and $13.72, respectively, and at the values shown for 5% and 10% appreciation for the $5.44 exercise price, appreciation equate to common stock prices of $8.86 and $14.41, respectively, at the expiration date of the options, prices which have already been substantially exceeded.






                    AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR
                                AND FY-END OPTION/VALUES

                                                  Number of
                                                  Securities         Value of
                                                  Underlying         Unexercised
                                                  Unexercised        in-the-Money
                      Shares                      Options at         Options at
                      Acquired                    June 30, 2004(#)   June 30, 2004($)
                      on             Realized     Exercisable/       Exercisable/
     Name             Exercise (#)     ($)        Unexercisable      Unexercisable
     ----             ------------  ----------    ----------------   ----------------
Roger A. Parker            --           --          1,425,000/0       $13,071,750/0
Aleron H. Larson, Jr.   134,590     $1,248,259      1,705,000/0       $16,635,750/0
Kevin K. Nanke             --           --            809,047/0       $ 8,139,817/0
John R. Wallace            --           --            0/200,000       $0/$1,602,000

Compensation of Directors

     As a result of elections made by non-employee directors under the formulas provided in our 2002 Incentive Plan, as amended, we granted options to non-employee directors after the calendar year end as follows:

                              Number          Exercise       Expiration
        Director            of Options         Price            Date
        --------            ----------        --------       -----------

  Jerrie F. Eckelberger        20,000         $2.31/sh         2/4/14
  James B. Wallace             20,000          2.31/sh         2/4/14
  John P. Keller               20,000          2.31/sh         2/4/14
  Russell S. Lewis             20,000          2.31/sh         2/4/14

     In addition, outside non-employee directors are each paid $500 per month.

Employment Contracts and Termination of Employment and Change-in-Control
Agreement

     On November 1, 2001, our Compensation Committee authorized us to enter into employment agreements with our Chairman, President and Chief Financial Officer, which employment agreements replaced and superseded the prior employment agreements with these persons. The employment agreements provided for minimum salaries which could be and were raised from time to time by the Compensation Committee and Board of Directors. For fiscal 2004 our Chairman received a salary of $275,000, our President a salary of $340,000 per year and our Chief Financial Officer a salary of $200,000 per year. Their employment agreements had three-year terms and include provisions for cars, parking and health insurance. These employment agreements expire on October 31, 2004.

Retirement Savings Plan

     During 1997 we began sponsoring a qualified tax deferred savings plan in the form of a Savings Incentive Match Plan for Employees ("Simple") IRA plan available to companies with fewer than 100 employees. On May 21, 2002, we adopted a Profit Sharing Plan to replace the Simple IRA plan, and during the year ended June 30, 2004 we contributed $262,000 under the Simple Sharing Plan.

Equity Compensation Plan Information

     The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2004.

                                                                          Number of Securities
                                                                          Remaining Available for
                                                                          Future Issuance Under
                       Number of Securities         Weighted-Average      Equity Compensation
                       To be Issued Upon Exercise   Exercise Price of     Plans (excluding securi-
                       of Outstanding Options,      Outstanding Options   ties reflected in the
Plan Category          Warrants and Rights          Warrants and Rights   second column)
-------------          --------------------------   -------------------   ------------------------
Equity Compensation             4,700,772                  $4.10                      0
Plans Approved by
Stockholders

Equity Compensation                     0                     --                      0
Plans Not Approved by
Stockholders


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information concerning persons known by us to own beneficially 5% or more of our issued and outstanding voting securities at October 1, 2004:

                      Name and Address             Amount and Nature
                      of Beneficial                of Beneficial         Percent
Title of Class (1)    Owner                        Ownership             of Class(2)
------------------    ----------------             ------------------    -----------
Common stock          Castle Energy Corporation    7,000,000 shares(3)      17.79%
                      One Radnor Corporate
                      Center, Suite 250
                      Radnor, PA  19087


Common stock          Sprott Asset Management,     4,614,399 shares         11.73%
                      Inc.
                      Suite 2700 South Tower
                      Royal Bank Plaza
                      Toronto, Ontario M5J 2J1
                      Canada
___________________________

(1)  We have an authorized capital of 300,000,000 shares of $.01 par value Common
Stock of which 39,337,449 shares were issued and outstanding as of October 1, 2004.
We also have an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which no shares are outstanding.

(2)  The percentage set forth after the shares listed for each beneficial owner is based upon total shares of Common Stock outstanding at October 1, 2004 of 39,337,449.
The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised.
Warrants and options are aggregated without regard to the class of warrant or option.

(3)  Joseph L. Castle II is an officer, director and principal shareholder of Castle
Energy Corporation and is deemed to share beneficial ownership of these shares.


     Security Ownership of Management:


                      Name                          Amount and Nature
                      of Beneficial                 of Beneficial       Percent
Title of Class (1)    Owner                         Ownership           of Class(2)
------------------    -------------                 -----------------   -----------
Common Stock          Aleron H. Larson, Jr.         1,689,000 (3)           4.12%
Common Stock          Roger A. Parker               1,808,201 (4)           4.44%
Common Stock          Kevin K. Nanke                  834,047 (5)           2.08%
Common Stock          John R. Wallace                 207,200 (6)            .52%
Common stock          James B. Wallace                 52,500 (7)            .13%
Common stock          Jerrie F. Eckelberger            23,725 (8)            .06%
Common stock          Russell S. Lewis                 40,000 (9)            .10%
Common stock          John P. Keller                   40,000 (9)            .10%
Common Stock          Joseph L. Castle, II          7,000,000(10)          17.79%
Common Stock          Jordan R. Smith                   -0-                  --
Common Stock          Neal A. Stanley(11)               -0-                  --
Common stock          All Officers and Directors   11,694,673(12)          26.82%
                      as a Group (11 persons)
_________________________

(1)  See Note (1) to preceding table; includes options.

(2)  See Note (2) to preceding table.

(3)  Includes 4,000 shares owned by his children, options to purchase 60,000 shares of
Common Stock at $0.05 per share until September 1, 2008; options to purchase 100,000 shares of Common Stock at $0.05 per share until December 10, 2008; options to purchase
100,000 shares of Common Stock at $1.75 until November 5, 2009; options to purchase
300,000 shares of Common Stock at $3.75 per share until July 14, 2010; options to purchase 250,000 shares of Common Stock at $5.00 per share until October 9, 2010;
options to purchase 200,000 shares of Common Stock at $3.29 per share until January 8,
2011; options to purchase 175,000 shares of Common Stock at $2.38 per share until
October 5, 2011; and options to purchase 500,000 shares of Common Stock at $5.29 per share until August 26, 2013.

(4)  Includes 383,201 shares owned by Mr. Parker directly.  Also includes options to purchase 300,000 shares of Common Stock at $3.75 per share until July 14, 2010;
options to purchase 250,000 shares of Common Stock at $5.00 per share until October 9,
2010; options to purchase 200,000 shares of Common Stock at $3.29 per share until
January 8, 2011; options to purchase 175,000 shares of Common Stock at $2.38 per share until October 5, 2011; and options to purchase 500,000 shares of Common Stock at $5.29 per share until August 26, 2013.

(5)  Consists of 25,000 shares of Common Stock owned directly by Mr. Nanke; options to purchase 34,047 shares of Common Stock at $1.125 per share until September 1, 2008;
options to purchase 25,000 shares of Common Stock at $1.5625 per share until December
12, 2008; options to purchase 100,000 shares of Common Stock at $1.75 per share until
May 12, 2009; options to purchase 75,000 shares of Common Stock at $1.75 per share until November 5, 2009; options to purchase 125,000 shares of Common Stock at $3.75 per share until July 14, 2010; options to purchase 100,000 shares of Common Stock at
$3.29 until January 9, 2011;options to purchase; 100,000 shares of Common Stock at
$2.38 per share until October 5, 2011;  and options to purchase 250,000 shares of
Common Stock at $5.29 per share until August 26, 2013.

(6) Includes 7,200 shares of Common Stock owned directly by Mr. John Wallace and options to purchase 200,000 shares at $5.44 per share until December 3, 2013.

(7)  Includes 10,000 shares of Common Stock owned directly by Mr. James B. Wallace;
options to purchase 2,500 shares at $2.02 per share until February 5, 2002, options to purchase 20,000 shares at $1.87 per share until February 7, 2013 and options to purchase 20,000 shares at $2.38.

(8)  Includes 3,000 shares of Common Stock owned directly by Mr. Jerrie F.
Eckelberger; options to purchase 725 shares at $2.98 per share until December 31, 2006 and options to purchase 20,000 shares of Common Stock at $2.2.31 until February 4,
2014.

(9)  Includes 20,000 options to purchase shares of Common Stock at $1.87 per share until February 7, 2013 and 20,000 options to purchase shares of Common Stock at $2.31 until February 4, 2014.

(10)  Represents the 7,000,000 shares beneficially owned by Castle Energy Corporation of which Mr. Castle is a controlling person.

(11)  Mr. Stanley will become a Director on October 31, 2004.

(12)  Includes all warrants, options and shares referenced in footnotes (3), (4), (5),
(6), (7), (8), (9) and (10) above as if all warrants and options were exercised and as if all resulting shares were voted as a group.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a list of certain relationships and related party transactions that occurred during our past fiscal year, as well as transactions that occurred since the beginning of our last fiscal year or are currently proposed:

     At June 30, 2004, we had $ 18,000 of receivables from officers and directors. These amounts include drilling costs, and lease operating expense on wells owned by the officers and directors and operated by us. The amounts were paid subsequent to the end of our fiscal year.

     During fiscal 2001 and 2000, Mr. Larson and Mr. Parker guaranteed certain borrowings which have subsequently been paid in full. As consideration for the guarantee of our indebtedness, each officer was assigned a 1% overriding royalty interest ("ORRI") in the properties acquired with the proceeds of the borrowings. Each officer earned approximately $66,000, $108,000 and $71,000 for their respective 1% ORRI during fiscal 2004, 2003 and 2002, respectively.

     On February 12, 2001, our Board of Directors permitted Aleron H. Larson, Jr., Chairman, Roger A. Parker, President, and Kevin Nanke, our Chief Financial Officer, to purchase working interests of 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke in our Cedar State gas property located in Eddy County, New Mexico and in our Ponderosa Prospect consisting of approximately 52,000 gross acres in Harding and Butte Counties, South Dakota held for exploration. These officers were authorized to purchase these interests on or before March 1, 2001 at a purchase price equivalent to the amounts paid by us for each property as reflected upon our books by delivering to us shares of our common stock at the February 12, 2001 closing price of $5.125 per share, the market closing price on that date. Messrs. Larson and Parker each delivered 10,256 shares in fiscal 2002 and 31,310 shares in fiscal 2001, and Mr. Nanke delivered 5,128 shares in fiscal 2002 and 15,655 shares in fiscal 2001 in exchange for their respective interests in these properties. Also on February 12, 2001, we granted Messrs. Larson, Parker and Nanke the right to participate in the drilling of the Austin State #1 well in Eddy County, New Mexico by committing on February 12, 2001 (prior to any bore hole knowledge or information relating to the objective zone or zones) to pay 5% each for Messrs. Larson and Parker and 2-1/2% for Mr. Nanke of Delta's working interest costs of drilling and completion or abandonment costs which costs were paid in Delta common stock at $5.125 per share, the market closing price on that date. All of these officers committed to participate in the well.

     During the fiscal year ended June 30, 2004, we used a jet aircraft owned by an entity that is 50% owned by Roger A. Parker, our President. We paid that entity a total of $121,000 for the use of that aircraft. These amounts represented the actual costs of the operation of the aircraft for which Mr. Parker was responsible.

     Directors and officers were issued options and warrants as disclosed in "Executive Compensation" above.

     All past and future and ongoing transactions with affiliates are and will be on terms which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to our affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.

PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. The fees billed for professional services rendered by KPMG LLP for the audit of Delta's financial statements for the fiscal years ended June 30, 2004 and 2003, and for the reviews of the financial statements included in Delta's Forms 10-Q during those fiscal years, amounted to $170,000 and $108,000, respectively.

     Audit Related Fees. The fees billed for professional services rendered by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of Delta's financial statements, that are not included in audit fees above, billed in the fiscal years ended June 30, 2004 and 2003, amounted to $24,000 and $23,000, respectively.

     Tax Fees.  Not Applicable.

     All Other Fees. The fees billed by KPMG LLP during the fiscal years ended June 30, 2004 and 2003 for all other services rendered amounted to $80,000 and $-0-, respectively. These fees were related to consulting services related to compliance with the Sarbanes Oxley Act of 2002.

     Audit Committee Pre-Approval Policy. The Company's independent accountants may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's principal accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve permissible non-audit services. During the fiscal year ended June 30, 2004, the Audit Committee approved 100% of the non-audit services provided to Delta by the independent auditors.

                                SIGNATURES


     Pursuant to the requirements of the Section 13 or 15 (d) or the Securities Exchange of Act of 1934, we have caused this Form 10-K/A Amendment No. 1 to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 28th day of October 2004.

                                    DELTA PETROLEUM CORPORATION



                                    By: /s/ Kevin K. Nanke
                                        Kevin K. Nanke, Treasurer and
                                        Chief Financial Officer













