Form 10-Q
period 2004-09-30
DELTA PETROLEUM CORP/CO
filed 2004-11-09
CIK 821483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-16203

Delta Petroleum Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1060803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 17th Street, Suite 1400 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-9133

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

39,349,000 shares of common stock $.01 par value were outstanding as of November 5, 2004.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation unless the context suggests otherwise.

i

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	June 30, 2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$225	$2,078
Marketable securities available for sale	960	912
Trade accounts receivable, net	10,036	9,092
Prepaid assets	1,449	1,136
Inventory	2,869	1,350
Other current assets	357	385

Total current assets	15,896	14,953

Property and Equipment:
Oil and gas properties, successful efforts method of accounting	282,045	272,892
Drilling and trucking equipment	5,110	3,965
Other	1,308	1,147

Total property and equipment	288,463	278,004
Less accumulated depreciation and depletion	(26,556)	(21,665)

Net property and equipment	261,907	256,339

Long term assets:
Investment in LNG project	1,022	1,022
Deferred financing costs	90	131
Partnership net assets	218	259

Total long term assets	1,330	1,412

	$279,133	$272,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$125	$109
Accounts payable	13,364	12,326
Other accrued liabilities	1,101	1,855
Derivative liabilities	587	—

Total current liabilities	15,177	14,290

Long-term Liabilities:
Bank debt, net	60,491	69,375
Asset retirement obligation	2,371	2,542
Other debt, net	268	255

Total long-term liabilities	63,130	72,172

Minority Interest	315	245

Stockholders’ Equity:
Preferred stock, $.10 par value; authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 39,337,000 shares at September 30, 2004 and 38,447,000 at June 30, 2004	393	384
Additional paid-in capital	218,911	207,811
Accumulated other comprehensive income (loss)	(197)	342
Accumulated deficit	(18,596)	(22,540)

Total stockholders’ equity	200,511	185,997

Commitments	$279,133	$272,704

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
	(In thousands except per share amounts)
Revenue:

Oil and gas sales	$19,219	$7,067
Drilling and trucking	119	—
Realized loss on derivative instruments, net	—	(312)

Total revenue	19,338	6,755

Operating expenses:
Production costs	4,212	2,123
Depreciation and depletion	4,981	1,551
Exploration expense	536	76
Dry hole costs	2,254	—
Drilling and trucking operations	436	—
Professional fees	346	304
General and administrative	2,590	1,167

Total operating expenses	15,355	5,221

Income from continuing operations	3,983	1,534

Other income and (expense):
Other income	34	20
Minority interest	81	—
Interest and financing costs	(883)	(509)

Total other expense	(768)	(489)

Income before discontinued operations	3,215	1,045

Discontinued operations:
Income (loss) from operations of properties sold, net	729	319

Net income	$3,944	$1,364

Basic income per common share:
Income before discontinued operations	$.08	$.05
Discontinued operation	.02	.01

Net income	$10	$06

Diluted income per common share:
Income before discontinued operations	$.07	$.04
Discontinued operation	.02	.01

Net income	$09	$05

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Comprehensive income (loss)		Accumulated deficit	Total
	Shares	Amount
	(In thousands)
Balance, July 1, 2004	38,447	$384	$207,811	$342			$(22,540)	$185,997

Comprehensive income:
Net income	—	—	—	—	$3,944	3,944	3,944
Other comprehensive gain, net of tax
Change in fair value of derivative hedging instruments	—	—	—	(587)	(587)		(587)
Unrealized gain on equity securities, net	—	—	—	48	48	—	48

Comprehensive income					$3,405

Shares issued for oil and gas properties	760	8	10,351	—		—	10,359
Shares issued for drilling equipment	31	—	461	—		—	461
Shares issued for cash upon exercise of options	99	1	288	—			—	289

Balance, September 30, 2004	39,337	$393	$218,911	$(197)			$(18,596)	$200,511

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows operations activities:
Net income	$3,944	$1,364
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and depletion	4,911	1,551
Depreciation and depletion – discontinued operations	209	141
Accretion of abandonment obligation	70	—
Stock option expense	—	105
Amortization of financing costs	77	127
Dry hole costs, previously capitalized in work in process	1,089	—
Minority interest	(81)	—
Net changes in operating assets and operating liabilities:
(Increase) decrease in trade accounts receivable	(944)	275
Increase in prepaid assets	(313)	(65)
Increase in inventory	(1,519)	—
Decrease in other current assets	20	18
Increase (decrease) in accounts payable trade	(3,376)	1,939
Decrease in other accrued liabilities	(754)	(503)

Net cash provided by operating activities	$3,333	$4,952

Cash flows from investing activities:
Additions to property and equipment, net	(15,382)	(5,743)
Proceeds from sales of oil and gas properties	18,721	—
Decrease in long term assets	41	134

Net cash provided by (used in) investing activities	3,380	(5,609)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	289	391
Proceeds from borrowings	60	1,080
Repayment of borrowings	(8,915)	(1,587)

Net cash used in financing activities	(8,566)	(116)

Net decrease in cash and cash equivalents	(1,853)	(773)

Cash at beginning of period	2,078	2,271

Cash at end of period	$225	$1,498

Supplemental cash flow information -
Cash paid for interest and financing costs	$647	$460

Non-cash financing activities -
Common stock issued for the purchase of oil and gas properties and drilling equipment	$10,820	$5,150

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Company’s most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s annual report on Form 10-K for the year ended June 30, 2004, previously filed with the Securities and Exchange Commission.

(2) Nature of Organization

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies

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

In March 2004, the Company acquired a 50% interest in Big Dog Drilling, LLC (“BDDC”) and a 50% interest in Shark Trucking Company, LLC (“STC”). Delta controls both entities and has consolidated the activities of both BDDC and STC in fiscal 2005.

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

	Cost	Accumulated Unrealized Gain (Loss)	Estimated Market Value
		(In thousands)
September 30, 2004
Bion Environmental Technologies, Inc.	$152	$(130)	$22
Tipperary Oil & Gas Company	418	520	938

	$570	$390	$960

June 30, 2004
Bion Environmental Technologies, Inc.	$152	$(138)	$14
Tipperary Oil & Gas Company	418	480	898

	$570	$342	$912

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies, Continued

Inventories

Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

Revenue Recognition

Revenues are recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2004 and 2003, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies, Continued

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

The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to certain producing properties for the three months ended September 30, 2004 and 2003.

For undeveloped properties, the need for an impairment reserve is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to certain undeveloped properties for the three months ended September 30, 2004 and 2003.

Asset Retirement Obligations

In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years of $20,000, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller. The following is a reconciliation of the change in the Company’s asset retirement obligations from June 30, 2004 to September 30, 2004 (amounts in thousands).

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies, Continued

Asset Retirement Obligations, Continued

Asset retirement obligation – June 30, 2004	$2,647
Accretion expense	71
Change in estimate	(110)
Obligations acquired	228
Obligations settled	—
Obligations on sold properties	(360)

Asset retirement obligation – September 30, 2004	2,476
Less: Current asset retirement obligation	(105)

Long-term asset retirement obligation	$2,371

Comprehensive Income

Comprehensive income includes all changes in equity during a period. The components of comprehensive income for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Net income	$3,944	$1,364
Other comprehensive income
Change in fair value of derivative hedging instruments	(587)	476

Unrealized gain (loss) on marketable securities	$48	$(124)

	(539)	352

Comprehensive income	$3,405	$1,716

Derivative Financial Instruments

The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes future contracts, swaps or options which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural futures which have a high degree of historical correlation with actual prices received by the Company.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies, Continued

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of Other Comprehensive Income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

During September, the Company entered into a costless collar West Texas Intermediate crude oil derivative contract for the period that begins October 1, 2004 and ends June 30, 2005. The derivative contract covers 40,000 barrels of oil per month, with a minimum price of $35.00 per barrel and a maximum price of $50.80 per barrel. In addition, the Company entered into a costless collar Henry Hub natural gas derivative contract for the period that begins January 1, 2005 and ends June 30, 2005. This derivative contract covers 10,000 million BTU’s (mmBtu) of gas per day, with a price range of $5.00 to $9.25 per mmBtu. Together, these derivative contracts cover approximately 40% of the Company’s total daily production. The fair value of the derivative contracts at September 30, 2004 was a liability to the Company of $587,000.

The realized net losses from hedging activities were zero and $312,000 for the three months ended September 30, 2004 and 2003, respectively.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies, Continued

Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, the Company’s net income (loss) for the three months ended September 30, 2004 and 2003 would have been as follows:

	September 30,
	2004	2003
	(In thousands)
Net income	$3,944	$1,364
FAS 123 compensation effect	(330)[1]	(4,316)[2]

Net income (loss) after FAS 123 compensation effect	$3,614	$(2,952)

Income (loss) per common share:	$.09	$(.13)

1	During the quarter ended September 30, 2003 the Company granted to certain employees options to purchase 110,000 shares of its common stock at a price of $5.44 per share, which was the market price on the date of the grant. These options vested during the quarter ended September 30, 2004. The fair market value of each option granted was $3.67 and was calculated using a risk free rate of 4.29%, volatility factors of the expected market price of the Company’s common stock of 52.23% and an average expected life of 8.6 years.
2	During the quarter ended September 30, 2003 the Company granted to its officers options to purchase 1,250,000 shares of its common stock at a price of $5.29 per share, which was the market price on the date of the grant. All of these options vested immediately upon issuance. The fair market value of each option granted was $3.45 and was calculated using a risk free rate of 4.34%, volatility factors of the expected market price of the Company’s common stock of 48.94% and an average expected life of 10 years, the life of the option.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(3) Summary of Significant Accounting Policies, Continued

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrants. See footnote disclosure 8.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management impact oil and gas reserves, bad debts, oil and gas properties, depletion and impairment, drilling and lease operating expense accruals, income taxes, derivatives, asset retirement obligations, contingencies and litigation. Actual results could differ from these estimates.

(4) Oil and Gas Properties

Unproved Undeveloped Offshore California Properties

The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10.9 million, at September 30, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(4) Oil and Gas Properties, Continued

Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2004 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. See disclosure in Item 1 of Part II.

Fiscal 2005 - Acquisition

On July 1, 2004, the Company acquired certain interests in California’s Sacramento Basin and 7.5% reversionary working interest in the South Tongue interests in Washington County, Colorado from Edward Mike Davis, LLC (“Davis”) for 760,000 shares of the Company’s common stock valued at $10.4 million using the five-day closing price before and after the terms of the agreement were agreed and closed. The Company recorded a downward purchase price adjustment of approximately $500,000 related to the net profit earned between the effective date and the closing date.

On September 15, 2004, the Company acquired seven wells in Karnes County, Texas from an unrelated entity and unrelated individual for $5.0 million in cash.

Fiscal 2005 – Disposition

On August 19, 2004, the Company completed the sale of certain interests in five fields in Louisiana and South Texas previously acquired in the Alpine acquisition, which closed on June 29, 2004, to Whiting Petroleum Corporation for $18.7 million, net of certain commissions. The Company paid $8.8 million toward its credit facility from the proceeds of the sale of these properties. There was no gain or loss on this sale transaction and the net profit earned on these assets during the quarter, since the acquisition, of $729,000 has been shown in discontinued operations.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(5) Long Term Debt

Bank Debt

During the quarter ended September 30, 2004, the Company had a $100 million facility with Bank of Oklahoma, U.S. Bank National Association and Hibernia National Bank (the “Banks”) which has subsequently been replaced with a new facility. At September 30, 2004, the Company had an available borrowing base of $60.9 million and was fully funded. The facility has a variable interest rate of LIBOR +1.75% to 2.85% and/or prime +.5% / -.5% based on the total debt outstanding and no current monthly commitment reduction. The loan was collateralized by substantially all of Delta’s oil and gas properties. At September 30, 2004, the Company was in compliance with its quarterly debt covenants and restrictions. See Subsequent Events footnote for information on the new credit facility established on November 5, 2004.

Maturities of long-term debt, in thousands of dollars based on contractual terms are as follows:

YEAR ENDING September 30,
2005	$125
2006	128
2007	60,600
2008	24
2009	7

$60,884

(6) Stockholders’ Equity

On July 12, 2004, the Company acquired its third drilling rig from an unrelated individual for 31,000 shares of the Company’s common stock valued at $461,000. The Company contributed this drilling rig to BDDC at its cost.

(7) Income Taxes

For income tax purposes, the Company has net operating loss carryforwards expiring at various dates through 2023. As a result of the acquisitions and other issuances of stock, the utilization of the net operating loss carryforwards is subject to an annual limitation by the provisions of Section 382 of the Internal Revenue Code.

The Company recognized no tax expense in the first quarter of fiscal 2005 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided and recognized no tax benefit in fiscal 2004 because realization was not more likely than not. The remaining deferred tax asset at September 30, 2004, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is determined to be more likely than not.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Numerator:
Numerator for basic and diluted earnings per share – income available to common stockholders	$3,944	$1,364

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding	39,280	23,476
Effect of dilutive securities – stock options and warrants	3,122	1,648

Denominator for diluted earnings per common share	42,402	25,124

Basic earnings per common share	$.10	$.06

Diluted earnings per common share	$.09	$.05

Anti-dilutive securities outstanding	1,504	1,350

(9) Reclassifications

Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 financial statement presentation.

(10) Subsequent Events

Office Lease

On November 3, 2004, the Company signed a new ten year office lease. The Company intends to move into its new office space in the Republic Plaza which is located at 370 17th Street, 43rd Floor, Denver, Colorado 80202 sometime in December 2004. The Company intends to sublet its existing space.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2004 and 2003

(Unaudited)

(10) Subsequent Events, Continued

Washington County Transaction

On November 4, 2004, the Company entered into an agreement with Davis to acquire the balance of his back-in working interest and his overriding royalty interest in all of his ownership to the base of the Niobrara formation in the South Tongue interests in Washington County, Colorado. This agreement eliminates all future drilling commitments in Washington County. This includes approximately 260,000 acres of leasehold. In addition, we acquired a 100% working interest with a 70% net revenue interest in the Magers 1-9 well which is a newly drilled well in Colusa County, California. Total consideration will be 650,000 shares of the Company’s common stock valued at approximately $9.4 million.

Credit Facility

On November 5, 2004, the Company entered into a new $200 million credit facility with Bank One, NA; Bank of Oklahoma, N.A.; U.S. Bank National Association and Hibernia National Bank. The new credit facility replaces our previous $100 million credit facility with Bank of Oklahoma, U.S. Bank and Hibernia Bank. In order to obtain this facility, the Company granted first and prior liens to the lending banks on most of its oil and gas properties and the related equipment, inventory, accounts and proceeds. The credit facility has a variable interest rates of the prime rate and/or an adjusted LIBOR rate, plus 0.25% to 1.0% based on the total debt outstanding. The loan matures on November 5, 2008.

The borrowing base, which determines the amounts that the Company is allowed to borrow or have outstanding under the new credit facility has been initially set at $75 million. Subsequent determinations of the borrowing base will be made by the lending banks at least semi-annually on February 15 and August 31 of each year or as special redeterminations. If, as a result of any such reduction in the amount of the borrowing base, the total amount of the outstanding debt exceeds the amount of the borrowing base in effect, then, within 30 days after notification of the borrowing base deficiency, the Company would be required to make a mandatory payment of principal to reduce the outstanding indebtedness so that it would not exceed the borrowing base. If for any reason Delta was unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, Delta would be in default of its obligations under the credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements contained in this report which are not historical fact are “forward looking statements” that involve various important risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward looking statements reported in our quarterly report on Form 10-Q. These factors include, without limitation, the risks and factors included in the following text.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our annual report on Form 10-K. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, drilling and lease operating expense accrual, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company’s financial statements.

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

The application of the successful efforts method of accounting requires managerial judgment to determine proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred.

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

Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. The Company did not record an impairment during the three months ended September 30, 2004 and 2003.

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

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statements of income. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management activities.

Asset Retirement Obligation

We account for our asset retirement obligations under SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, and through cash provided by operating activities and sale of oil and gas properties. During fiscal 2004, we raised approximately $98 million in additional capital through the sale of our common stock and subsequent to quarter end, established a new $200 million credit facility with an available borrowing base of $75 million. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

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

Company Acquisitions and Growth

On July 1, 2004, we acquired certain interests in California’s Sacramento Basin and a 7.5% reversionary working interest in the South Tongue interests in Washington County, Colorado from Edward Mike Davis, LLC (“Davis”) for 760,000 shares of our common stock valued at $10.4 million. We recorded a downward purchase price adjustment of approximately $500,000 related to the net profit earned between the effective date and the closing date.

On September 15, 2004, we acquired seven wells in Karnes County, Texas from an unrelated entity and an unrelated individual for $5.0 million in cash.

Cashflow Provided by Operations

Our cashflow from operating activities decreased 34% to $3.3 million for the three months ended September 30, 2004 compared to $5.0 million for the same period a year earlier. This decrease is primarily the result of payments made to establish an inventory of drilling equipment and reductions in accounts payable and accrued liabilities related to a significant increase in drilling activity.

Capital and Exploration Expenditures and Financing

Our capital and exploration expenditures and sources of financing for the three months ended September 30, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Washington County South and North Tongue	$9,900	$7,468
Karnes County, Texas	5,000	—
Other development costs	10,157	3,425
Drilling and trucking companies	1,145	—
Exploration costs	536	76

	$26,738	$10,969

FUNDING SOURCES:
Cash flow provided by operating activities	$3,333	$4,952
Stock issued for cash upon exercised options	289	391
Net long term borrowings	(8,855)	(507)
Proceeds from sale of oil and gas properties	18,721	5,743
Other	41	134

	$13,529	$10,713

We anticipate our capital and exploration expenditures to range between $60 and $80 million for fiscal 2005. The timing of most of our capital expenditures is discretionary.

Sale of Oil and Gas Properties - Discontinued Operations

On August 19, 2004, we completed the sale of our interests in five fields in Louisiana and South Texas previously acquired in the Alpine acquisition, which closed on June 29, 2004, to Whiting Petroleum Corporation for $18.7 million, net of commission. We paid $8.8 million on our credit facility balance from the sale of these properties. No gain or loss was recognized on this transaction.

Contractual and Long Term Debt Obligations

	Payments Due by Period
Contractual Obligations at September 30, 2004	Less than 1 year	2-3 Years	4-5 Years	After 5 Years	Total
	(In thousands)
Bank credit facility	$—	$60,491	$—	$—	$60,491
Drilling obligation	2,250	4,500	4,500	—	11,250
Abandonment retirement obligation	105	263	331	4,685	5,384
Operating leases and other debt obligations	308	834	507	—	1,649

Total contractual cash obligations	$2,663	$66,088	$5,338	$4,685	$78,774

Credit Facility

On November 5, 2004, we entered into a new $200 million credit facility with Bank One, NA; Bank of Oklahoma, N.A.; U.S. Bank National Association and Hibernia National Bank. The new credit facility replaces our previous $100 million credit facility with Bank of Oklahoma, U.S. Bank and Hibernia Bank. In order to obtain this facility, we granted first and prior liens to the lending banks on most of our oil and gas properties and the related equipment, inventory, accounts and proceeds. The credit facility has variable interest rate of the prime rate and/or an adjusted LIBOR rate, plus 0.25% to 1.0% based on the total debt outstanding. The loan matures on November 5, 2008.

Our borrowing base, which determines the amounts that we are allowed to borrow or have outstanding under the new credit facility, has been initially set at $75 million. Subsequent determinations of our borrowing base will be made by the lending banks at least semi-annually on February 15 and August 31 of each year or as special redeterminations. If, as a result of any reduction in the amount of our borrowing base, the total amount of our outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base. If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit agreement.

The credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and includes financial covenants.

Under certain conditions amounts outstanding under the credit facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the credit facility. Subject to notice and cure periods in certain cases, other events of default under the credit facility will result in acceleration of the indebtedness at the option of the lending banks. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the credit facility (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the credit facility.

Our credit facility in effect as of September 30, 2004 with Bank of Oklahoma, U.S. Bank and Hibernia Bank allowed us to borrow, repay and re-borrow amounts, up to a maximum amount of $100 million. This facility was secured by a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, and certain bank accounts and proceeds. Our borrowing base, which determined the amount that we were allowed to borrow or have outstanding under our credit facility, was $60.5 million as of September 30, 2004.

Other Contractual Obligations

Our abandonment retirement obligation arises from the plugging and abandonment liabilities for our oil and gas wells. The majority of this obligation will not occur over the next five years.

Our corporate office in Denver, Colorado is under an operating lease which will expire in fiscal 2009. Our average yearly payments approximate $310,000. We have additional operating lease commitments which represent office equipment leases and short term debt obligations primarily relating to field vehicles and equipment. Subsequent to year end, we entered into a new office lease and will be moving our corporate office in December 2004.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three months ended September 30, 2004 and 2003. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.

Fiscal 2004 Compared to Fiscal 2003

Net income. Net income increased $2.5 million to $3.9 million for the three months ended September 30, 2004, an increase of 189% as compared to $1.4 million for the same period a year earlier. This increase was primarily due to an 81% increase in production from the same period a year ago relating to acquisitions completed during fiscal 2004, the development of undeveloped properties associated with these acquisitions and an increase in average oil and natural gas prices received by Delta.

Revenue. During three months ended September 30, 2004, oil and natural gas revenue from continuing operations increased 172% to $19.2 million, as compared to $7.1 million for the same period a year earlier. The increase was the result of (i) average onshore gas prices received during the quarter of $5.45 per thousand cubic feet (Mcf )compared to $4.19 per Mcf for the same period a year ago, (ii) an increase in average onshore oil price received during the quarter of $42.27 per barrel compared to $27.26 per barrel for the same period a year earlier and (iii) an 81% increase in average daily production during the quarter compared to the same period a year earlier previously discussed above.

Cash payments required on our hedging activities impacted revenues during the three months ended September 30, 2003 in the amount of $312,000.

Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2004 and 2003 are as follows:

	2004		2003(1)
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl) (2)	222	35	110	48
Gas (Mmcf) (3)	1,604	—	741	—
Production – Discontinued Operations:
Oil (MBbl)	2	—	7	—
Gas (Mmcf)	174	—	106	—
Average Price – Continuing Operations:
Oil (per barrel)	$42.27	$30.90	$27.26	$20.13
Gas (per Mcf)	$5.45	$—	$4.19	$—
Hedge effect
(per Mcf equivalent)	$—	$—	$(.22)	$—
Production Costs:
(per Mcf equivalent)	$1.17	$3.80	$.91	$2.88
Depletion Expense:
(per Mcf equivalent)	$1.54	$.77	$.97	$.61

(1)	2003 information has changed to comply with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
(2)	MBbl means thousand barrels of oil.
(3)	Mmcf means million cubic feet of gas.

Production Costs. Production costs increased 98% to $4.2 million for the three months ended September 30, 2004, as compared to $2.1 million for the same period a year earlier. Production costs from continuing operations for onshore properties per equivalent Mcf increased from $.91 per Mcf equivalent for the three months ended September 30, 2003 to $1.17 per Mcf equivalent for the three months ended September 30, 2004. Production costs from continuing operations for offshore properties per equivalent Mcf increased from $2.88 per Mcf equivalent for the three months ended September 30, 2003 to $3.80 per Mcf equivalent for the three months ended September 30, 2004. This increase in production costs from continuing operations for onshore properties per Mcf equivalent can primarily be attributed to our Alpine acquisition completed at the end of fiscal 2004.

Drilling and Trucking Operations. In March 2004, we acquired a 50% interest in both the Big Dog Drilling Company and Shark Trucking Company. We began drilling our first well with a Big Dog Drilling Company rig in August 2004 and will primarily drill on our acreage. Costs associated with the drilling and trucking companies represent downtime between drilling engagements and refurbishing trucking equipment.

Depreciation and Depletion Expense. Depreciation and depletion expense increased 221% to $5.0 million for the three months ended September 30, 2004, as compared to $1.6 million for the same period a year earlier. Depreciation and depletion expenses per equivalent Mcf for our onshore properties increased to $1.54 per Mcf equivalent for the three months ended September 30, 2004 from $0.97 per Mcf equivalent for the same period a year earlier. This increase can be attributed to the acquisition completed during fiscal 2004.

Dry Hole Costs. We incurred dry hole costs of $2.3 million primarily relating to eight exploratory wells in fiscal 2004. A significant portion of these costs relate to our Trail blazer prospect in Laramie County, Wyoming. We also had four non-Niobrara formation dry holes in Washington County, Colorado.

Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Our exploration costs for the three months ended September 30, 2004 of $536,000 include newly acquired seismic information in Washington County, Colorado, Polk County, Texas and Laramie County, Wyoming. Currently, we are obtaining seismic information on 22.75 square miles in Washington County, Colorado on our North Tongue Prospect and will be expanding our South Tongue Prospect shoot to include a 58 square mile shoot during fiscal 2005.

Professional Fees. Professional fees include corporate legal costs, accounting fees, shareholder relations consultants and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to our undeveloped offshore California leases. Our professional fees increased 14% to $346,000 for the three months ended September 30, 2004, as compared to $304,000 for the same period a year ago. The increase in professional fees can attributed largely to compliance with the Sarbanes-Oxley Act.

General and Administrative Expenses. General and administrative expenses increased 122% to $2.6 million, for the three months ended September 30, 2004, as compared to $1.2 million for the same period a year ago. The increase in general and administrative expenses is primarily attributed to the increase in technical and administrative staff and related personnel costs and the expansion of our office facility.

Interest and Financing Costs. Interest and financing costs increased to $883,000 during the three months ended September 30, 2004 compared to $509,000 for the same period a year ago, primarily related to the increase in debt obligations relating to acquisitions completed during fiscal 2004.

Discontinued Operations. Included in discontinued operations are income (loss) from operations of properties sold and gain (loss) on sale of oil and gas properties. We are required to re-class related revenue and expenses relating to sales of our oil and gas properties for all periods presented. During the three months ended September 30, 2004, we sold certain properties in Louisiana and South Texas. During fiscal 2004, we sold non-strategic properties which affected oil and gas activities during the three months ended September 30, 2003. No gain or loss was recognized on these transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate and Price Risk

On September 14, 2004, we entered into a costless collar West Texas Intermediate crude oil derivative contract for the period that begins October 1, 2004 and ends June 30, 2005. The derivative contract covers 40,000 barrels of oil per month, with a minimum price of $35.00 per barrel and a maximum price of $50.80 per barrel. Also on September 14, 2004, we entered into a costless collar Henry Hub natural gas derivative contract for the period that begins January 1, 2005 and ends June 30, 2005. This derivative contract covers 10,000 million BTU’s (mmBtu) of gas per day, with a price range of $5.00 to $9.25 per mmBtu. Together, these derivative contracts cover approximately 40% of our total daily production.

Interest Rate Risk

We were subject to interest rate risk on $60.5 million of variable rate debt obligations at September 30, 2004. The annual effect of a ten percent change in interest rates would be approximately $303,000. The interest rate on these variable debt obligations approximates current market rates as of September 30, 2004.

Item 4. Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2004, we issued securities in transactions that were not registered under the Securities Act of 1933 as follows:

On July 1, 2004, we issued 760,000 shares of our common stock to Edward Mike Davis in connection with the acquisition of certain production and drilling prospects in Colorado and California.

On September 15, 2004, we issued 31,000 shares of our common stock to an unrelated individual in connection with the acquisition of certain drilling equipment.

In connection with these transactions we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. We reasonably believe that both of the investors are “Accredited Investors” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 at the time the transactions occurred. The investors acquired the shares for investment purposes. Restrictive legends were placed on the certificates issued to the investors, and stop transfer orders were given to our transfer agent.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

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

Date: November 9, 2004