Form 10-K/A
period 2004-06-30
DELTA PETROLEUM CORP/CO
filed 2005-03-08
CIK 821483

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

Explanatory Note:

This amendment is being filed for the purpose of adding proved non-producing reserves to the quantities of proved reserves as of June 30, 2002 and 2003 that are contained only in Note 14 - Information Regarding Proved Oil and Gas Reserves (unaudited) on page F-29 of the financial statements. The previous disclosure only included proved producing reserves and did not include quantities of proved non-producing reserves which resulted in an understatement of our aggregate proved reserves as of the dates indicated. Total quantities of proved reserves stated elsewhere in the Report are not affected by the amendment to Note 14. We are also filing the consents of our independent engineers with this amendment.

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

(b) Reports on Form 8-K. During the quarter ended June 30, 2004, the Registrant filed Reports on Form 8-K during the last quarter covered by this Report as follows:

1. Form 8-K; April 12, 2004; Item 5.

2. Form 8-K; April 23, 2004; Items 2 and 7.

3. Form 8-K; May 11, 2004; Item 5.

4. Form 8-K; June 29, 2004; Items 2 and 7.

45

INDEX TO EXHIBITS

2.	Plans of Acquisition, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.

3.	Articles of Incorporation and By-laws.

3.1	Articles of Incorporation and Articles of Amendment to Articles of Incorporation. Previously filed.

3.2	By-laws. Incorporated by reference from Exhibit 3.3 to the Company’s Form 10 Registration Statement under the Securities Exchange Act of 1934, filed September 9, 1987.

4.	Instruments Defining the Rights of Security Holders. Not applicable.

9.	Voting Trust Agreement. Not applicable.

10.	Material Contracts.

10.1	Burdette A. Ogle “Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment,” “Lease Interests Purchase Option Agreement” and “Purchase and Sale Agreement.” Incorporated by reference from Exhibit 28.1 to the Company’s Form 8-K dated January 3, 1995.

10.2	Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated November 1, 1996. *

10.3	Delta Petroleum Corporation 1993 Incentive Plan, as amended June 30, 1999. Incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement dated June 1, 1999. *

10.4	Agreement between Burdette A. Ogle and Delta Petroleum Corporation effective December 17, 1998. Incorporated by reference from Exhibit 99.2 to the Company’s Form 10-QSB for the quarterly period ended December 31, 1998.

10.5	Agreement between Whiting Petroleum Corporation and Delta Petroleum Corporation (including amendment) dated June 8, 1999. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated June 9, 1999.

10.6	Purchase and Sale Agreement dated October 13, 1999 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated November 1, 1999.

10.7	Agreement between Delta Petroleum Corporation, Roger A. Parker and Aleron H. Larson, Jr. dated November 1, 1999. Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K dated November 1, 1999.*

10.8	Conveyance and Assignment from Whiting Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated December 1, 1999.

10.9	Agreement dated December 30, 1999 between Burdette A. Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K dated January 4, 2000.

10.10	Purchase and Sale Agreement dated June 1, 2000 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated July 10, 2000.

46

10.11	Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.*

10.12	Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke, from Exhibit 10.4 a, b, and c to the Company’s Form 8-K dated October 25, 2001. *

10.13	Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company’s definitive proxy statement filed May 1, 2002. *

10.14	Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated October 25, 2001.

10.15	Letter agreement dated December 3, 2001 between Delta Petroleum Corporation and Ogle Properties LLC, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K dated October 25, 2001.

10.16	Purchase and Sale Agreement between Castle Energy Company and Delta Petroleum Corporation dated December 31, 2001 incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K dated January 15, 2002.

10.17	Purchase and Sale Agreement between Delta Petroleum Corporation and Tipperary Oil & Gas Corporation dated May 8, 2002 incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated April 30, 2002.

10.18	Credit Agreement dated May 31, 2002 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated May 24, 2002.

10.19	First Amendment to Credit Agreement dated June 20, 2003 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated June 20, 2003.

10.20	Agreement with Arguello, Inc. Incorporated by reference from Exhibit10.22 to the Company’s Form 10-K for the fiscal year ended June 30, 2003.

10.21	Purchase and Sale Agreement dated as of June 5, 2003 between JAED Production Company, Inc. and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 20, 2003.

10.22	Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 19, 2003.

10.23	First Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated September 19, 2003.

10.24	Amended and Restated Credit Agreement dated December 30, 2003, by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated December 31, 2003.

10.25	Second Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K dated April 23, 2004.

47

10.26	Purchase and Sale Agreement dated June 10, 2004 with various sellers related to Alpine Resources, Inc. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 29, 2004.

10.27	Second Amendment of Amended and Restated Credit Agreement dated June 29, 2004 with Bank of Oklahoma, N.A., US Bank National Association and Hibernia National Bank. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated June 29, 2004.

10.28	Amendment No. 1 to Purchase and Sale Agreement dated July 7, 2004 with Edward Mike Davis and entities controlled by him. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated June 29, 2004.

11.	Statement Regarding Computation of Per Share Earnings. Not applicable.

12.	Statement Regarding Computation of Ratios. Not applicable.

21.	Subsidiaries of the Registrant. Previously filed.

23.1	Consent of KPMG LLP. Filed herewith electronically.

23.2	Consent of Ralph E. Davis Associates, Inc. Filed herewith electronically.

23.3	Consent of Mannon Associates, Inc. Filed herewith electronically.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

*	Management contracts and compensatory plans.

48

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

Notes to Consolidated Financial Statements

June 30, 2004, 2003 and 2002

(3) Oil and Gas Properties

Unproved Undeveloped Offshore California Properties

The Company has ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10.8 million and $10.2 million at June 30, 2004 and 2003, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004, 2003 and 2002

(14) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2004, 2003 and 2002 are as follows:

	Onshore		Offshore
	GAS (Mmcf)	OIL (MBbl)	GAS (Mmcf)	OIL (MBbl)
	(In thousands)
Balance at July 1, 2001	$4,682	$344	$—	$1,213

Revisions of quantity estimate	(269)	71	—	(49)
Extensions and discoveries	42	2	—	—
Purchase of properties	43,680	3,845	—	—
Sales of properties	(3,311)	(256)	—	—
Production	(871)	(87)	—	(262)

Balance at June 30, 2002	43,953	3,919	—	902

Revisions of quantity estimate	13,719	(927)	—	244
Extensions and discoveries	687	—	—	1,132
Purchase of properties	236	1,024	—	—
Sale of properties	(457)	(66)	—	—
Production	(2,938)	(252)	—	(227)

Balance at June 30, 2003	55,200	3,698	—	2,051

Revisions of quantity estimate	(3,136)	469	—	(44)
Extensions and discoveries	6,560	69	—	—
Purchase of properties	39,782	8,306	—	—
Sale of properties	(6,817)	(596)	—	—
Production	(3,110)	(568)	—	(180)

Balance at June 30, 2004	88,479	11,378	—	1,827

Proved developed reserves:

June 30, 2001	4,474	342	—	906
June 30, 2002	34,063	2,818	—	849
June 30, 2003	35,314	2,951	—	919
June 30, 2004	55,786	6,240	—	695

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) or the Securities Exchange of Act of 1934, we have caused this Form 10-K/A Amendment No. 2 to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 8th day of March 2005.

DELTA PETROLEUM CORPORATION

By:	/s/ Roger A. Parker
Roger A. Parker, President and
Chief Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and Chief Financial Officer