Form 10-Q
period 2005-03-31
DELTA PETROLEUM CORP/CO
filed 2005-05-10
CIK 821483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

41,587,000 shares of common stock $.01 par value were outstanding as of May 5, 2005.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation unless the context suggests otherwise.

 i

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2005	2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,850	$2,078
Marketable securities available for sale	1,002	912
Trade accounts receivable, net	26,184	9,092
Prepaid assets	1,755	1,136
Inventory	3,583	1,350
Other current assets	1,107	385

Total current assets	41,481	14,953

Property and Equipment:
Oil and gas properties, successful efforts method of accounting
Unproved	105,593	136,467
Proved	306,717	136,425
Drilling and trucking equipment	12,336	3,965
Other	2,777	1,147

Total property and equipment	427,423	278,004
Less accumulated depreciation and depletion	(35,025)	(21,665)

Net property and equipment	392,398	256,339

Long term assets:
Investment in LNG project	1,022	1,022
Deferred financing costs	5,754	131
Partnership net assets	125	259

Total long term assets	6,901	1,412

	$440,780	$272,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$104	$109
Accounts payable	33,109	12,326
Other accrued liabilities	2,490	1,855
Derivative instruments	6,744	—

Total current liabilities	42,447	14,290

Long-term Liabilities:
7% senior unsecured notes	149,253	—
Credit facility	27,000	69,375
Asset retirement obligation	3,228	2,542
Derivative instruments	2,841	—
Other debt, net	270	255

Total long-term liabilities	182,592	72,172

Minority Interest	—	245

Commitments

Stockholders’ Equity:
Preferred stock, $.10 par value; authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 41,488,000 shares at March 31, 2005 and 38,447,000 at June 30, 2004	415	384
Additional paid-in capital	234,111	207,811
Accumulated other comprehensive income (loss)	(8,962)	342
Unearned compensation	(977)	—
Accumulated deficit	(8,846)	(22,540)

Total stockholders’ equity	215,741	185,997

	$440,780	$272,704

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands except per share amounts)
Revenue:

Oil and gas sales	$24,578	$10,594
Drilling and trucking	2,332	—
Loss on derivative instruments, net	(344)	(286)

Total revenue	26,566	10,308

Operating expenses:
Lease operating expense	4,410	2,035
Production taxes	1,509	471
Transportation costs	113	75
Depreciation, depletion and amortization	5,393	3,085
Exploration expense	1,663	1,698
Dry hole costs	19	210
Drilling and trucking operations	2,012	—
Professional fees	411	308
General and administrative	4,202	1,722

Total operating expenses	19,732	9,604

Operating income	6,834	704

Other income and (expense):
Other income (expense)	(161)	43
Minority interest	403	—
Interest and financing costs	(2,136)	(373)

Total other expense	(1,894)	(330)

Income from continuing operations	4,940	374

Discontinued operations:
Income from operations of properties sold, net	—	298
Gain on sale of properties	—	1,782

Net income	$4,940	$2,454

Basic income per common share:
Income from continuing operations	$0.12	$0.01
Discontinued operations	—	0.08

Net income	$0.12	$0.09

Diluted income per common share:
Income from continuing operations	$0.12	$0.01
Discontinued operations	—	0.07

Net income	$0.12	$0.08

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
	(In thousands except per share amounts)
Revenue:

Oil and gas sales	$64,235	$25,375
Drilling and trucking	2,632	—
Loss on derivative instruments, net	(437)	(666)

Total revenue	66,430	24,709

Operating expenses:
Lease operating expense	10,461	5,494
Production taxes	4,415	1,205
Transportation costs	285	193
Depreciation, depletion and amortization	14,052	6,877
Exploration expense	2,946	1,966
Dry hole costs	2,692	387
Drilling and trucking operations	3,086	—
Professional fees	1,258	920
General and administrative	10,306	4,443

Total operating expenses	49,501	21,485

Operating income	16,929	3,224

Other income and (expense):
Other income (expense)	(310)	78
Minority interest	718	—
Interest and financing costs	(4,372)	(1,458)

Total other expense	(3,964)	(1,380)

Income from continuing operations	12,965	1,844

Discontinued operations:
Income from operations of properties sold, net	729	872
Gain on sale of properties	—	1,754

Net income	$13,694	$4,470

Basic income per common share:
Income from continuing operations	$0.32	$0.07
Discontinued operations	0.02	0.11

Net income	$0.34	$0.18

Diluted income per common share:
Income from continuing operations	$0.31	$0.07
Discontinued operations	0.01	0.09

Net income	$0.32	$0.16

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Unaudited)

				Accumulated
				other
			Additional	comprehensive
	Common Stock		paid-in	income	Comprehensive	Unearned	Accumulated
(In thousands)	Shares	Amount	capital	(loss)	income (loss)	compensation	deficit	Total
Balance June 30, 2004	38,447	$384	207,811	342		—	(22,540)	185,997

Comprehensive income:
Net income	—	—	—	—	13,694	—	13,694	13,694
Other comprehensive gain, net of tax
Unrealized gain on equity securities, net	—	—	—	90	90	—	—	90
Change in fair value of derivative hedging instruments	—	—	—	(9,394)	(9,394)	—	—	(9,394)

Comprehensive income					4,390

Shares issued for oil and gas properties	1,571	16	22,175	—		—	—	22,191
Shares issued for equipment	131	1	1,892	—		—	—	1,893
Shares issued for cash upon exercise of options	1,264	13	889	—		—	—	902
Issuance of options below market	—	—	346	—		(346)	—	—
Issuance of restricted stock grants	75	1	998	—		(999)	—	—
Amortization of unearned compensation	—	—	—	—		368	—	368

Balance March 31, 2005	41,488	$415	234,111	(8,962)		(977)	(8,846)	215,741

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows operations activities:
Net income	$13,694	$4,470
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and depletion	13,844	6,829
Depreciation and depletion – discontinued operations	208	329
Accretion of abandonment obligation	208	48
Stock compensation expense	368	195
Amortization of deferred financing costs	590	269
Other	493	—
Minority interest	(718)	—
Gain on sale of oil and gas properties	—	(1,754)
Net changes in operating assets and operating liabilities:
Increase in trade accounts receivable	(17,298)	(1,432)
Increase in prepaid assets	(619)	(450)
Increase in inventory	(2,233)	(1,169)
(Increase) decrease in other current assets	(724)	175
Increase in accounts payable trade	15,997	1,879
Increase (decrease) in other accrued liabilities	635	(153)

Net cash provided by operating activities	24,445	9,236

Cash flows from investing activities:
Additions to property and equipment, net	(133,101)	(24,835)
Proceeds from sales of oil and gas properties	18,721	11,013
Drilling and trucking transactions	(6,082)	—
Payment on investment in LNG project	—	(772)
Decrease in long term assets	134	37

Net cash used in investing activities	(120,328)	(14,557)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	902	3,312
Stock issued for cash, net	—	29,690
Proceeds from borrowings	317,172	14,204
Payment of financing fees	(6,965)	(220)
Repayment of borrowings	(209,454)	(15,496)

Net cash provided by financing activities	101,655	31,490

Net increase in cash and cash equivalents	5,772	26,169

Cash at beginning of period	2,078	2,271

Cash at end of period	$7,850	$28,440

Supplemental cash flow information –
Common stock issued for the acquisition of oil and gas properties	$22,191	$11,215

Common stock issued for drilling and trucking equipment	$1,893	$—

Cash paid for interest and financing costs	$9,365	$1,265

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
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

(2) Recent Accounting Pronouncements

     In April 2005, FASB Staff Position, FAS 19-1, “Accounting for Suspended Well Costs” was issued amending SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” New disclosures require management to apply more judgment than was required under SFAS 19 in evaluating whether the costs meet the criteria for continued capitalization. The Company will be required to disclose the amount of capitalized exploratory well costs that is pending the determination of proved reserves, the amount of exploratory well costs that have been capitalized for a period of greater than one year after the completion of drilling and a description of the activities undertaken and to be undertaken to evaluate the reserves as proved. Any capitalized exploratory well costs that are expensed upon the application of FAS 19-1 shall be expensed in Income from Continuing Operations. The disclosures are required for periods beginning after April 4, 2005. The Company has not yet determined the impact of adoption of FAS 19-1 on its financial statements.

(3) Nature of Organization

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

     At March 31, 2005 the Company owns 4,277,977 shares of the common stock of Amber Resources Company (“Amber”), representing 91.68% of the outstanding common stock of Amber. Amber is a public company that owns undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(3) Nature of Organization, Continued

     In March 2004, the Company acquired a 50% interest in Big Dog Drilling Co., LLC (“Big Dog”) and a 50% interest in Shark Trucking, LLC (“Shark”). On March 31, 2005, the Company purchased the remaining interest in Big Dog in exchange for its interest in Shark and certain other assets.

(4) Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Delta, Amber, Piper and Big Dog (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. As Amber is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods. Certain reclassifications have been made to amounts reported in previous years to conform to the 2004 presentation.

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

		Accumulated Unrealized	Estimated
	Cost	Gain (Loss)	Market Value
	(In thousands)
March 31, 2005
Bion Environmental Technologies, Inc.	$152	$(138)	$14
Tipperary Oil & Gas Company	418	570	988

	$570	$432	$1,002

June 30, 2004
Bion Environmental Technologies, Inc.	$152	$(138)	$14
Tipperary Oil & Gas Company	418	480	898

	$570	$342	$912

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

     Inventory

     Inventory consists of pipe and other production equipment. Inventory is stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

     Revenue Recognition

     Revenues are recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of March 31, 2005 and 2004, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

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

     Additionally, the Company assesses developed properties on an individual field basis for impairment at least quarterly or when the oil and gas reserve estimates reflect significant negative revisions. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to certain producing properties for the nine months ended March 31, 2005 and 2004.

     For undeveloped properties, the need for an impairment reserve is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to certain undeveloped properties for the three and Nine Months ended March 31, 2005 and 2003.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

     Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years of $20,000, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller. The following is a reconciliation of the change in the Company’s asset retirement obligations from July 1, 2004 to March 31, 2005 (amounts in thousands).

Asset retirement obligation – July 1, 2004	$2,647
Accretion expense	208
Change in estimate	(109)
Obligations acquired	1,085
Obligations settled	—
Obligations on sold properties	(362)

Asset retirement obligation – March 31, 2005	3,469
Less: Current asset retirement obligation	(241)

Long-term asset retirement obligation	$3,228

     Comprehensive Income

     Comprehensive income includes all changes in equity during a period. The components of comprehensive income for the nine months ended March 31, 2005 and 2004 are as follows:

	Nine Months Ended
	March 31,
	2005	2004
	(In thousands)
Net income	$13,694	$4,470
Other comprehensive income
Change in fair value of derivative hedging instruments	(9,394)	407

Unrealized gain (loss) on marketable securities	90	250

	(9,304)	657

Comprehensive income	$4,390	$5,127

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

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

The following table summarizes our current hedge positions:

			Price Floor /
Commodity	Volume		Price Ceiling			Term
Crude oil	40,000	Bbls / month	$35.00	/	$50.80	Jan ’05	–	June ‘06
Crude oil	6,000	Bbls / month	$35.00	/	$49.75	Apr ’05	–	Dec ‘05
Crude oil	40,000	Bbls / month	$40.00	/	$50.34	July ’05	–	June ‘06
Crude oil	10,000	Bbls / month	$45.00	/	$56.90	July ’05	–	June ‘06
Crude oil	25,000	Bbls / month	$35.00	/	$61.80	July ’06	–	June ‘07
Natural gas	3,000	MMBtu / day	$5.00	/	$7.85	Apr ’05	–	Oct ‘05
Natural gas	10,000	MMBtu / day	$5.00	/	$9.25	Jan ’05	–	June ‘05
Natural gas	10,000	MMBtu / day	$5.00	/	$9.60	July ’05	–	June ‘06
Natural gas	3,000	MMBtu / day	$6.00	/	$9.35	July ’05	–	June ‘06
Natural gas	13,000	MMBtu / day	$5.00	/	$10.20	July ’06	–	June ‘07

     The fair value of the Company’s derivative instruments obligation was $9.6 million at March 31, 2005 and $6.3 million on May 5, 2005.

     The net losses from hedging activities were $344,000 and $437,000 for the three and nine months ended March 31, 2005 and $286,000 and $666,000 for the three and nine month period ended March 31, 2004.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

     Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, the Company’s net income (loss) for the three and nine months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2005		2004	2005	2004
	(In thousands)			(In thousands)
Net income	$4,940		$2,454	$13,694		$4,470
Equity compensation	85		—	219		—
FAS 123 compensation effect	(1,908	) [1]	—	(2,139)[1]		(4,316)[2]

Net income after FAS 123 compensation effect	$3,117		$2,454	$11,774		$154

Income per common share:	$.08		$.09	$.29	$	*

*	less than $.01 per common share

1	During the quarter ended December 31, 2004, the Company granted 420,000 options to officers and 98,000 options to directors to purchase shares of its common stock at an average price of $15.34 per share, which was the market price on the date of the grant. The officer’s options vest over a three year period and the director’s options vest on March 15, 2005. The fair market value of each option granted was $10.07 and was calculated using a risk free rate of 4.60%, volatility factors of the expected market price of the Company’s common stock of 48.76% and an average expected life of 8.0 years. During the quarter ended December 31, 2004, the Company granted 318,000 options to employees to purchase 318,000 shares of its common stock at an average price of $15.29 per share. Certain options were granted below market. For options granted below market, the Company recorded an expense for the difference between the option price and the grant price. The employee options vest over a year period. The average fair market value of each option granted was $7.10 and was calculated using a risk free rate of 4.60%, volatility factors of the expected market price of the Company’s common stock of 48.76% and an average expected life of 3.2 years. During the quarter ended March 31, 2005, the Company granted 318,000 options to employees to purchase 105,700 shares of its common stock at an average price of $14.75 per share. Certain options were granted below market. For options granted below market, the Company recorded an expense for the difference between the option price and the grant price. The employee options vest over a year period. The average fair market value of each option granted was $7.49 and was calculated using a risk free rate of 4.65%, volatility factors of the expected market price of the Company’s common stock of 61.23% and an average expected life of 2.0 years. The FAS 123 compensation effect is calculated based on the options vesting period and includes additional grants from other periods.

2	During the quarter ended September 30, 2003 the Company granted to its officers options to purchase 1,250,000 shares of its common stock at a price of $5.29 per share, which was the market price on the date of the grant. All of these options vested immediately upon issuance. The fair market value of each option granted was $3.45 and was calculated using a risk free rate of 4.34%, volatility factors of the expected market price of the Company’s common stock of 48.94% and an average expected life of 10 years, the life of the option.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

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

     Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options, restricted stock and warrants. See footnote 8 disclosures.

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

(5) Oil and Gas Properties

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10.1 million, at March 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(5) Oil and Gas Properties, Continued

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2005 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. See disclosure in Item 1 of Part II.

     Significant Acquisitions

     On December 15, 2004, the Company entered into a purchase and sale agreement to acquire substantially all of the oil and gas assets owned by several entities related to Manti Resources, Inc., which was an unaffiliated, privately held Texas Corporation (“Manti”). The adjusted purchase price was $59.5 million. The entire amount of the purchase price was paid in cash at the closing of the transaction, which occurred on January 21, 2005. The purchase price for the Manti properties was determined through arms-length negotiations. The purchase price was paid with increased borrowings on the Company’s bank credit facility. Substantially all of the assets that we acquired from Manti have been pledged as collateral for the Company’s bank credit facility.

     On June 29, 2004, the Company completed the acquisition of substantially all of the oil and gas assets owned by several entities controlled by Alpine Resources, Inc. (“Alpine”) for $122.5 million, which was funded with $68.4 million in net proceeds that the Company received from a $72.0 million private placement of 6 million shares of its restricted common stock to institutional investors at a purchase price of $12.00 per share, and from borrowings of $54.1 million under its senior credit facility. On August 19, 2004 the Company sold a portion of these assets to Whiting Petroleum Corporation for $18.7 million in net proceeds. There was no gain or loss on the sale of these assets.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(5) Oil and Gas Properties, Continued

     The following unaudited pro forma condensed consolidated statements of operations information assume that the Manti and Alpine property acquisitions occurred as of July 1, 2003:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Oil and gas sales	$26,037	$22,643	$86,423	$54,685
Net income	$5,882	$6,537	$23,103	$12,622

Net income per common share:
Basic	$.15	$.19	$.58	$.40

Diluted	$.14	$.18	$.54	$.38

     The above unaudited condensed pro forma consolidated statements of operations, based on the historical producing property operating results of Manti, Alpine and Delta, are not necessarily indicative of the results of operations if Delta would have acquired the Manti and Alpine properties at July 1, 2003.

     Additional Acquisitions

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
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(5) Oil and Gas Properties, Continued

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

     On March 31, 2005, the Company purchased the remaining interest in Big Dog in exchange for its interest in Shark, one of Big Dog’s rigs and related equipment and 100,000 shares of the Company’s restricted stock valued at $1.4 million, based on the average stock price five days before and after the announcement of the transaction. This transaction was recorded at fair value of approximately $2.4 million.

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

(6) Long Term Debt

     7% Senior Unsecured Notes, due 2015

     On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contain various restrictive covenants that may limit the Company’s and its subsidiaries ability to, among other things, incur additional indebtedness, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was in compliance with these covenants as of March 31, 2005. See Guarantee footnote below (Footnote 10).

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(6) Long Term Debt, Continued

     Credit Facility

     On March 15, 2005, the Company amended and reduced its credit facility with Bank One, N.A., Bank of Oklahoma N.A., U.S. Bank National Association and Hibernia National Bank (the “Banks”). At March 31, 2005, the $160.0 million credit facility had an available borrowing base of $60.0 million and $27.0 million outstanding. The temporary reduction in available borrowing base was established until certain drilling results were attained. We anticipate the Company’s available borrowing base to increase with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The loan was collateralized by substantially all of Delta’s oil and gas properties. Currently, the Company is required to have a current ratio of 1 to 1, net of derivative instruments and a consolidated debt to EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) of less than 3 to 1. At March 31, 2005, the Company was in compliance with its quarterly debt covenants and restrictions.

     Maturities of long-term debt, in thousands of dollars based on contractual terms are as follows:

YEAR ENDING March 31,
2006	$143
2007	149
2008	70
2009	27,010
2010	2
Thereafter	150,000

$177,374

(7) Stockholders’ Equity

     On July 12, 2004, the Company acquired its third drilling rig from an unrelated individual for 31,000 shares of the Company’s common stock valued at $461,000. The Company contributed this drilling rig to Big Dog at its cost.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(8) Income Taxes

     For income tax purposes, the Company has net operating loss carryforwards expiring at various dates through 2023. As a result of the acquisitions and other issuances of stock, the utilization of the net operating loss carryforwards is subject to an annual limitation by the provisions of Section 382 of the Internal Revenue Code.

     For the period ended March 31, 2005 and for prior periods, Delta has provided a valuation allowance on its net deferred tax assets because of a history of losses and management’s belief that realization of its deferred tax asset was not more likely than not. Consequently, Delta has recognized no tax provision or benefit in its financial statements. Delta also continues to have cumulative losses for income tax purposes. However, because of recent profits, the Company intends to do a thorough evaluation of its deferred tax assets and related valuation allowances in the fourth quarter of this year.

(9) Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share – income available to common stockholders	$4,940	$2,454	$13,694	$4,470

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding	40,282	27,731	40,015	25,298
Effect of dilutive securities – stock options and warrants	2,256	2,665	2,273	2,306

Denominator for diluted earnings per common share	42,538	30,396	42,288	27,604

Basic earnings per common share	$.12	$.09	$.34	$.18

Diluted earnings per common share	$.12	$.08	$.32	$.16

Anti-dilutive securities outstanding	1,937	2,142	1,919	2,534

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(10) Guarantee of Financial Information

     Delta (“Issuer”) issued 7% Senior Unsecured Notes (“Bond Offering”) on March 15, 2005, for the aggregate amount of $150.0 million, which pay interest semiannually on April 1st and October 1st and mature in 2015. The proceeds were used to refinance debt outstanding under the Company’s credit facility. This Bond Offering is guaranteed by all of the 100% owned subsidiaries of the Company at the time of the Bond Offering (“Guarantors”). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. Big Dog and Amber (“Non-guarantors”) are not guarantors of the indebtedness under the Bond Offering.

     The Company has not presented separate financial statements and other disclosures concerning their guarantor subsidiaries because management has determined that such information is not material to the holders of the 7% Senior Unsecured notes; however the following financial information sets forth our condensed consolidating balance sheet as of March 31, 2005, the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the three and nine months ended March 31, 2005.

Condensed Consolidated Balance Sheet
March 31, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$40,184	$557	$740	$—	$41,481

Property and equipment:
Oil and gas properties	401,054	6,499	5,007	(250)	412,310
Drilling and trucking equipment	6,360	—	5,976	—	12,336
Other	2,777	—	—	—	2,777

Total property and equipment	410,191	6,499	10,983	(250)	427,423
Accumulated DD&A	(33,770)	(994)	(261)	—	(35,025)

Net property and equipment	376,421	5,505	10,722	(250)	392,398

Investment in subsidiaries	17,098	—	—	(17,098)	—
Other long term assets	5,914	987	—	—	6,901

Total assets	$439,617	$7,049	$11,462	$(17,348)	$440,780

Current liabilities	$41,257	$213	$977	$—	$42,447

Total long term liabilities	182,369	23	200	—	182,592

Shareholders’ equity	215,991	6,813	10,285	(17,348)	215,741

Total liabilities and shareholders’ equity	$439,617	$7,049	$11,462	$(17,348)	$440,780

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(10) Guarantee of Financial Information, Continued

Condensed Consolidated
Statement of Operations
Three Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$23,869	$365	$2,332	$—	$26,566

Operating expenses:
Production costs	5,889	143	—	—	6,032
Depreciation and depletion	5,050	43	300	—	5,393
Exploration expense	1,663	—	—	—	1,663
Dry hole, abandonment and impaired	19	—	—	—	19
Drilling and trucking operations	—	—	2,012	—	2,012
General and administrative	4,367	10	236	—	4,613

Total expenses	16,988	196	2,548	—	19,732

Operating income (loss)	6,881	169	(216)	—	6,834

Other income (expenses)	(2,318)	25	(4)	403	(1,894)

Net Income	$4,563	$194	$(220)	$403	$4,940

Condensed Consolidated
Statement of Operations
Nine Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$62,488	$1,310	$4,359	$(1,727)	$66,430

Operating expenses:
Production costs	14,794	367	—	—	15,161
Depreciation and depletion	13,256	110	686	—	14,052
Exploration expense	2,946	—	—	—	2,946
Dry hole, abandonment and impaired	2,692	—	—	—	2,692
Drilling and trucking operations	—	—	4,563	(1,477)	3,086
General and administrative	10,938	6	620	—	11,564

Total expenses	44,626	483	5,869	(1,477)	49,501

Operating income (loss)	17,862	827	(1,510)	(250)	16,929

Other income and (expenses)	(4,701)	28	(9)	718	(3,964)
Discontinued operations	729	—	—	—	729

Net Income	$13,890	$855	$(1,519)	$468	$13,694

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2005 and 2004
(Unaudited)

(10) Guarantee of Financial Information, Continued

Consolidated Statement of Cash Flows
Nine Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating activities	$24,322	$963	$(840)	$24,445
Investing activities	(115,418)	(327)	(4,418)	(120,328)
Financing activities	96,752	—	5,230	101,655

Net increase/(decrease) in cash and cash equivalents	5,656	144	(28)	5,772
Cash at the beginning of the period	1,986	40	52	2,078
Cash at the end of the period	$7,642	$184	$24	$7,850

(11) Reclassifications

     Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 financial statement presentation.

(12) Subsequent Events

     DHS Drilling Company

     On April 15, 2005, the Company conveyed its interest in Big Dog to DHS Drilling Company (“DHS”), a recently formed Colorado corporation, in exchange for 4,500,000 shares of DHS restricted common stock, or 90% of its issued and outstanding shares. At the time of the transaction, Big Dog owned two drilling rigs that are now owned by DHS.

     On May 4, 2005, the Company entered into an agreement with an unrelated private company to acquire a 14.25% back-in working interest in approximately 427,000 acres in the Columbia River Basin for $18.2 million in cash. The acreage is in close proximity to many of the Company’s existing leasehold interest in the basin and includes a lease on which another operator is currently drilling. The interest acquired is a non-cost bearing interest with a back-in after project payout. The Company can, however, at anytime and at its discretion, convert the interest to a cost bearing working interest by paying its proportionate share of the costs incurred in the project.

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

     Successful Efforts Method of Accounting

     We account for our natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery ‘and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. We did not record an impairment during the three and nine months ended March 31, 2005 and 2004.

     For undeveloped properties, the need for an impairment reserve is based on our plans for future development and other activities impacting the life of the property and the ability to recover our investment. When we believe the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, we did not record an impairment provision attributable to certain undeveloped properties for the three and nine months ended March 31, 2005 and 2004.

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

     Deferred Tax Asset Valuation Allowance

     The Company follows SFAS No. 109, “Accounting for Income Taxes”, to account for its deferred tax assets and liabilities. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred tax assets is then reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     For the period ended March 31, 2005 and for prior periods Delta has provided a valuation allowance on its net deferred tax assets because of a history of losses and management’s belief that realization of its deferred tax assets was not more likely than not. Consequently, Delta has recognized no tax provision or benefit in its financial statements. Delta also continues to have cumulative losses for income tax purposes. However, because of recent book profits, the Company intends to do a thorough evaluation of its deferred tax assets and related valuation allowance in the fourth quarter of this year.

Liquidity and Capital Resources

     Liquidity is a measure of a company’s ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, and through cash provided by operating activities and sale of oil and gas properties. Our current available borrowing base under our $160.0 million credit facility is $60.0 million, with $27.0 million outstanding. On March 15, 2005, we issued in a private placement, $150.0 million in senior unsecured notes due 2015. The prices we receive for future oil and natural gas production and the level of production have significant impacts on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production.

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

Company Acquisitions and Growth

     On July 1, 2004, we acquired certain interests in California’s Sacramento Basin and a 7.5% reversionary working interest in the South Tongue interests in Washington County, Colorado from Edward Mike Davis, LLC, a greater than 5% shareholder (“Davis”), for 760,000 shares of our common stock valued at $10.4 million using the five-day closing price before and after the terms of the agreement were agreed and closed, which was $13.63.

     On September 15, 2004, we acquired seven wells in Karnes County, Texas from an unrelated entity and unrelated individual for $5.0 million in cash.

     On November 4, 2004, we entered into an agreement with Davis to acquire the balance of his back-in working interest and his overriding royalty interest in all of his ownership to the base of the Niobrara formation in the South Tongue interests in Washington County, Colorado. This agreement eliminates all future drilling commitments in Washington County. This includes approximately 260,000 acres of leasehold. In addition, we acquired a 100% working interest with a 70% net revenue interest in the Magers 1-9 well which is a newly drilled well in Colusa County, California. Total consideration was 650,000 shares of our common stock valued at approximately $9.4 million. Also on November 4, 2004, we entered into an agreement with Davis to acquire and possibly develop certain areas in Elbert County, Colorado. Initial cost of this transaction was 25,000 shares of our common stock valued at approximately $363,000.

     On January 4, 2005 we acquired additional interests in the South Tongue area of Washington County and also entered into an exploration agreement with Davis in Los Angeles and Orange Counties, California. We paid Davis $400,000 in cash and 135,836 shares of the Company’s common stock valued at $2.0 million, of which $1.1 million was attributable to South Tongue.

     On March 31, 2005, we purchased the remaining interest in Big Dog Drilling Co., LLC (Big Dog”) in exchange for its interest in Shark Trucking, LLC (“Shark”), one of Big Dog’s rigs and related equipment and 100,000 shares of our stock valued at $1.4 million, based on the average stock price five days before and after the announcement of the transaction. This transaction was recorded at fair value of approximately $2.4 million.

     On December 15, 2004, we entered into a purchase and sale agreement to acquire substantially all of the oil and gas assets owned by several entities related to Manti Resources, Inc., which was an unaffiliated, privately held Texas Corporation (“Manti”). The adjusted purchase price was $59.5 million. The entire amount of the purchase price was paid in cash at the closing of the transaction, which occurred on January 21, 2005. The purchase price for the Manti properties was determined through arms-length negotiations. The purchase price was paid with increased borrowings from our existing bank credit facility. Substantially all of the assets that we acquired from Manti have been pledged as collateral under our credit facility.

Cash Provided by Operations and Working Capital

     Cash generated from operating activities increased 165% to $24.4 million for the nine months ended March 31, 2005 compared to $9.2 million for the same period a year earlier. This increase is primarily the result of increased revenue from the Manti and Alpine acquisitions which were completed on January 21, 2005 and June 28, 2004, respectively, drilling success and a substantial increase in oil and gas prices. At March 31, 2005, we had a working capital deficit of approximately $966,000. This deficit was caused by our current derivative instruments liability of $6.7 million. Our banking arrangements require us to have a current ratio of 1 to 1 net of any derivative instruments.

Capital and Exploration Expenditures and Financing Sources

     Our capital and exploration expenditures and sources of financing for the nine months ended March 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Manti	$59,500	$—
Washington County South and North Tongue	10,571	5,280
Sacramento Basin	10,400	—
Karnes County, Texas	5,000	—
Eland/Texas	—	5,936
Other	1,592	16,880

Other development costs	68,042	7,955
Drilling and trucking companies	7,975	—
Investment in LNG project	—	772
Dry hole costs	2,692	387
Exploration costs	2,946	1,966

	$168,905	$39,176

FUNDING SOURCES:
Cash flow provided by operating activities	$24,445	$9,236
Stock issued for cash upon exercised options	902	3,312
Stock issued for cash, net	—	29,690
Net long term borrowings	100,753	(1,512)
Proceeds from sale of oil and gas properties	18,721	11,013
Other	134	37

	$144,555	$51,776

     We anticipate our drilling capital and exploration expenditures to range between $80 and $90 million for fiscal 2005. The timing of most of our capital expenditures is discretionary.

     Sale of Oil and Gas Properties — Discontinued Operations

     On August 19, 2004, we completed the sale of our interests in five fields in Louisiana and South Texas previously acquired in the Alpine acquisition, which closed on June 29, 2004, to Whiting Petroleum Corporation for $18.7 million, net of commission. We paid $8.8 million on our credit facility balance from the sale of these properties. No gain or loss was recognized on this transaction.

Contractual and Long Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at March 31, 2005	1year	2-3Years	4-5Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,989	21,000	21,000	52,011	105,000
Credit facility	—	—	27,000	—	27,000
Abandonment retirement obligation	241	449	257	6,967	7,914
Operating leases and other debt obligations	2,141	1,835	1,538	3,700	9,214
Derivative liability	6,744	2,841	—	—	9,585

Total contractual cash obligations	$20,076	$26,056	$49,796	$212,678	$308,606

     7% Senior Unsecured Notes, due 2015

     On March 15, 2005, we issued 7% senior unsecured notes for an aggregate amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contain various restrictive covenants that may limit the our ability to, among other things, incur additional indebtedness, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants may limit management’s discretion in operating our business.

     Credit Facility

     On March 15, 2005, we amended and reduced our credit facility with Bank One, N.A., Bank of Oklahoma N.A., U.S. Bank National Association and Hibernia National Bank (the “Banks”). At March 31, 2005, the $160.0 million credit facility had an available borrowing base of $60.0 million and $27.0 million outstanding. The temporary reduction in available borrowing base was established until certain drilling results were attained. We anticipate our available borrowing base to increase with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The loan was collateralized by substantially all of our oil and gas properties. Currently, we are required to have a current ratio of 1 to 1, net of derivative instruments and a consolidated debt to EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) of less than 3 to 1. At March 31, 2005, we were in compliance with our quarterly debt covenants and restrictions.

     Subsequent determinations of the borrowing base will be made by the lending banks at least semi-annually on February 15 and August 15 of each year or as special redeterminations. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base and (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility.

     The credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and includes financial covenants.

     Under certain conditions amounts outstanding under the credit facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the credit facility. Subject to notice and cure periods in certain cases, other events of default under the credit facility will result in acceleration of the indebtedness at the option of the lending banks. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the credit facility (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the credit facility.

     This facility is secured by a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, and certain bank accounts and proceeds. At March 31, 2005 we had an available borrowing base of $60 million and $27 million outstanding.

Other Contractual Obligations

     Our abandonment retirement obligation arises from the plugging and abandonment liabilities for our oil and gas wells. The majority of this obligation will not occur over the next five years.

     Our corporate office in Denver, Colorado is under an operating lease which will expire in fiscal 2015. Our average yearly payments approximate $581,000. We have additional operating lease commitments which represent office equipment leases and short term debt obligations primarily relating to field vehicles and equipment. Subsequent to year end, we expanded our corporate office, taking an additional 12,000 square feet.

     Derivative instruments represent the net estimated unrealized losses for our oil and gas hedges at March 31, 2005. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk.

Off balance sheet arrangements

     We do not have any off balance sheet arrangements.

Results of Operations

     The following discussion and analysis relates to items that have affected our results of operations for the three and nine months ended March 31, 2005 and 2004. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.

     Fiscal 2005 Compared to Fiscal 2004

     Net income. Net income for the three and nine months ended March 31, 2005 were $4.9 million and $13.7 million compared to a net income of $2.5 million and $4.5 million for the comparable periods a year earlier. The increase in net income from the periods ended March 31, 2005 compared to March 31, 2004 was affected by the items described in detail below.

     Revenue. Total revenue from oil and gas sales for the three and nine months ended March 31, 2005 were $24.6 million and $64.2 million compared to $10.6 million and $25.4 million for the same period a year earlier. The increase was the result of the completion of the Manti acquisition on January 21, 2005 and the Alpine acquisition on June 28, 2004, successful drilling and higher oil prices for both onshore and offshore oil production and also higher gas prices.

     Cash payments required on our hedging activities impacted revenues during the three and nine months ended March 31, 2005 in the amounts of $344,000 and $437,000 and $286,000 and $666,000 for the periods a year earlier, respectively.

     Production volumes, average prices received and cost per equivalent Mcf for the three months ended March 31, 2005 and 2004 are as follows:

	2005		2004 (1)
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl) (2)	236	42	166	42
Gas (Mmcf) (3)	2,148	—	708	—
Average daily production – Continuing Operations:
(Mmcfe) (4)	39.6	2.8	18.9	2.8
Production – Discontinued Operations:
Oil (MBbl)	—	—	—	—
Gas (Mmcf)	—	—	79	—
Average Sales Price – Continuing Operations:
Oil (per barrel)	$47.97	$33.31	$33.88	$21.60
Gas (per Mcf)	$5.52	$—	$5.72	$—

Costs per Mcf equivalent
Hedge effect	$(.10)	$—	$(.17)	$—
Lease operating expenses	$.96	$3.95	$.69	$3.40
Production taxes	$.42	$.10	$.27	$.04
Transportation costs	$.03	$—	$.04	$—
Depletion expense	$1.31	$.77	$1.62	$.93

     Production volumes, average prices received and cost per equivalent Mcf for the nine months ended March 31, 2005 and 2004 are as follows:

	2005		2004 (1)
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl) (2)	666	116	396	138
Gas (Mmcf) (3)	5,271	—	1,990	—
Average daily production – Continuing Operations:
(Mmcfe) (4)	33.8	2.5	15.9	3.0
Production – Discontinued Operations:
Oil (MBbl)	2	—	16	—
Gas (Mmcf)	174	—	270	—
Average Sales Price – Continuing Operations:
Oil (per barrel)	$45.82	$31.63	$31.38	$20.50
Gas (per Mcf)	$5.70	$—	$5.08	$—

Costs per Mcf equivalent
Hedge effect	$(.05)	$—	$(.15)	$—
Lease operating expenses	$.85	$3.76	$.71	$2.87
Production taxes	$.47	$.06	$.27	$.05
Transportation costs	$.03	$—	$.04	$—
Depletion expense	$1.33	$.76	$1.42	$.64

(1)	2003 information has changed to comply with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(2)	MBbl means thousand barrels of oil.

(3)	Mmcf means million cubic feet of gas.

(4)	Mmcfe means million cubic feet of gas equivalent per day.

     Lease Operating Expenses. Lease operating expenses for the three and nine months ended March 31, 2005 were $4.4 million and $10.5 million respectively as compared to $2.0 million and $5.5 for the same periods a year earlier. Lease operating expenses from continuing operations for onshore properties per equivalent Mcf for the three and nine month periods ended March 31, 2005 were $.96 per Mcf equivalent and $.85 per Mcf equivalent as compared to $.69 per Mcf equivalent and $.71 per Mcf equivalent for the periods ended in 2003. Lease operating expenses from continuing operations for offshore properties per equivalent Mcf were $3.95 per Mcf equivalent for the three month period and $3.76 per Mcf equivalent for the nine month period ended March 31, 2005. Onshore production costs for the three and nine month periods ending March 31, 2004 were $3.40 per Mcf equivalent and $2.87 per Mcf equivalent respectively. This increase in lease operating costs from continuing operations per Mcfe can be primarily attributed to the Manti and Alpine assets acquisitions, which have higher production costs. In addition, we incurred higher workover costs on our non-operated properties and during our second quarter, we removed two compressors and installed a larger compressor to handle the anticipated increase in production from our current drilling program. New Texas Railroad Commission admission standards caused the new compressor to be configured in such a way that we could not efficiently process our high BTU gas. The Newton Field produces very rich gas, with an associated high BTU content, and therefore our new facility did not process out the natural gas liquids effectively and caused inefficiencies within existing well bores, and was evidenced in the temporary reduction in the November and December production. In response to this, we have set up a fuel gas distribution system that will allow for the delivery of dry gas to the primary compressor facility so that future production can be maximized.

     Drilling and Trucking Operations. In March 2004, we acquired a 50% interest in both the Big Dog Drilling Company and Shark Trucking Company to enable us to have access to drilling rigs and rig transportation facilities on a priority basis. On March 31, 2005, we purchased the remaining interest in Big Dog Drilling Co., LLC (Big Dog”) for its interest in Shark Trucking, LLC (“Shark”), one of Big Dog’s rigs and related equipment and 100,000 shares of our stock valued at $1.4 million, based on the average stock price five days before and after the announcement of the transaction. We had drilling and trucking income of $2.6 million offset by drilling and trucking expenses of $3.1 million during the nine months ended March 31, 2005. During the second quarter, we incurred downtime between drilling engagements and refurbishing trucking equipment.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense for the three and nine months ended March 31, 2005 were $5.4 million and $14.1 million as compared to $3.1 million and $6.9 million for the same periods a year earlier. Depreciation, depletion and amortization expenses per equivalent Mcf for our onshore properties were $1.31 per Mcf equivalent for the three months and $1.33 for the nine months ended March 31, 2005 as compared to $1.62 and $1.42 for the respective periods in the prior year. The increase in depreciation, depletion and amortization can be attributed to the acquisition of the Manti assets on January 21, 2004 and the Alpine assets on June 28, 2004. The Manti and Alpine assets were purchased at higher costs and generally have shorter lives causing higher depletion rates.

     Dry Hole Costs. We incurred dry hole costs of approximately $19,000 and $2.7 million for the three and nine month periods ended March 31, 2005 as compared to approximately $210,000 and $387,000 for both the three and nine month periods ended March 31, 2004. A significant portion of these costs relate to our Trail Blazer prospect in Laramie County, Wyoming. Included in the dry holes were four non-Niobrara formation dry holes in Washington County, Colorado.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Our exploration costs for the three months and nine months ended March 31, 2005 were $1.7 million and $2.9 million respectively and primarily include newly acquired seismic information in Washington County, Colorado, Polk County, Texas and Laramie County, Wyoming. Currently, we are obtaining seismic information on 22.75 square miles in Washington County, Colorado on our North Tongue Prospect and will be expanding our South Tongue Prospect shoot to include a 46 square mile shoot during fiscal 2005.

     Professional Fees. Professional fees include corporate legal costs, accounting fees, shareholder relations consultants and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to our undeveloped offshore California leases. Our professional fees for the three and nine month periods ended March 31, 2005 were $411,000 and $1.3 million as compared to $308,000 and $920,000 for the respective periods ended March 31, 2004. The increase in professional fees can be attributed to our significant growth and compliance with the Sarbanes-Oxley Act.

     General and Administrative Expenses. General and administrative expenses for the three and nine month periods ended March 31, 2005 were $4.2 million and $10.3 million. Respective amounts for the periods ended March 31, 2004 were $1.7 million and $4.4 million. The increase in general and administrative expenses is primarily attributed to the increase in technical and administrative staff and related personnel costs, stock option costs and the expansion of our office facility necessary to support our acquisitions and increased exploration efforts.

     Interest and Financing Costs. Interest and financing costs were $2.1 million and $4.4 million for the three and nine month periods ended March 31, 2005 as compared to $373,000 and $1.5 million for the comparable periods in the prior year. The increase for the periods ended in March, 2005 over those of the respective periods in 2004 result from increased debt relating to acquisitions completed during fiscal 2004 and the additional funds borrowed relating to the note offering competed on March 31, 2005.

     Discontinued Operations. Included in discontinued operations are income from operations of properties sold and gain on sale of oil and gas properties. We are required to reclassify related revenue and expenses relating to sales of our oil and gas properties for all periods presented. During fiscal 2005 we sold certain properties in Louisiana and South Texas which had $729,000 in income from operations. No gain or loss was recognized on this transaction as the assets had only been acquired a month and a half earlier. During fiscal 2004, we sold non-strategic properties which had $298,000 and $872,000 of income from operations for the three and nine month periods ended March 31, 2004. A sale of properties in fiscal 2004 resulted in a gain of $1.8 million for both the three and nine month periods ended March 31, 2004.

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

			Price Floor /
Commodity	Volume		Price Ceiling			Term
Crude oil	40,000	Bbls / month	$35.00	/	$50.80	Jan ’05	–	June ‘06
Crude oil	6,000	Bbls / month	$35.00	/	$49.75	Apr ’05	–	Dec ‘05
Crude oil	40,000	Bbls / month	$40.00	/	$50.34	July ’05	–	June ‘06
Crude oil	10,000	Bbls / month	$45.00	/	$56.90	July ’05	–	June ‘06
Crude oil	25,000	Bbls / month	$35.00	/	$61.80	July ’06	–	June ‘07
Natural gas	3,000	MMBtu / day	$5.00	/	$7.85	Apr ’05	–	Oct ‘05
Natural gas	10,000	MMBtu / day	$5.00	/	$9.25	Jan ’05	–	June ‘05
Natural gas	10,000	MMBtu / day	$5.00	/	$9.60	July ’05	–	June ‘06
Natural gas	3,000	MMBtu / day	$6.00	/	$9.35	July ’05	–	June ‘06
Natural gas	13,000	MMBtu / day	$5.00	/	$10.20	July ’06	–	June ‘07

     The fair value of our derivative instruments obligation was $9.6 million at March 31, 2005 and $6.3 million on May 5, 2005.

     The current derivative contracts cover approximately 40% of our current daily production. A $1.00 change in the oil and gas price received for our production would have an immaterial impact on our oil and gas revenue as the change in price would still fall within our hedge positions.

Interest Rate Risk

     We were subject to interest rate risk from our credit facility of $27 million which had variable rate debt obligations at March 31, 2005. The annual effect of a ten percent change in interest rates would be approximately $162,000. The interest rate on these variable debt obligations approximates current market rates as of March 31, 2005.

Item 4. Controls and Procedures

     As of March 31, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has been heard but has not yet been ruled upon by the court. We have filed a motion for partial summary judgment which has been heard but has not yet been ruled upon by the court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the quarter ended March 31, 2005, we issued securities in transactions that were not registered under the Securities Act of 1933 as follows:

     On March 31, 2005, we issued a total of 100,000 shares of our common stock to Edward Mike Davis in connection with the execution of our Purchase and Sale Agreement with him to acquire his interest in Big Dog. All of these shares have been subsequently registered for re-sale by Davis under the Securities Act of 1933, as amended.

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

Date: May 10, 2005

EXHIBIT INDEX

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