Form 10-K/A
period 2005-06-30
DELTA PETROLEUM CORP/CO
filed 2005-10-28
CIK 821483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________.

                          Commission File No. 0-16203

                          DELTA PETROLEUM CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Colorado                               84-1060803
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

          370 17th Street, Suite 4300
               Denver, Colorado                             80202
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (303) 293-9133

Securities registered under Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act):  [X] Yes    No [ ]

Indicate by a check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act):  [ ] Yes    No [X]

The aggregate market value as of September 30, 2005 of voting stock held by non-affiliates of the registrant was approximately $971,379,500.

As of September 30, 2005, 47,683,000 shares of registrant's Common Stock, $.01 par value, were issued and outstanding.

Documents incorporated by reference: The information required by Part III of this Form 10-K is incorporated by reference to the Company's Definitive Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.


EXPLANATORY NOTE:

     This amendment to the Annual Report on Form 10-K of Delta Petroleum Corporation is being filed to include the information required by Part III of Form 10-K. Item 4A is hereby deleted in this Report on Form 10-K.


                              TABLE OF CONTENTS

                                                                       PAGE
                                  PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........   3

Item 11.   EXECUTIVE COMPENSATION ....................................   7

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT ..............................................  12

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............  15

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES ....................  15


                                  PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...................  17

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information with respect to the Directors, a person who has been elected a Director and the Executive Officers of Delta is furnished pursuant to Item 401(a) of Regulation S-K.

        Name             Age        Positions             Period of Service
        ----             ---        ---------             -----------------

Roger A. Parker          43     President, Chief          May 1987 to
                                Executive Officer and     Present
                                a Director

Kevin K. Nanke           40     Treasurer and Chief       December 1999 to
                                Financial Officer         Present

John R. Wallace          44     Executive V.P.,          October 2003 to
                                Exploration and          Present
                                Chief Operating Officer

Kevin R. Collins         48     Director                 March 2005 to
                                                         Present

Jerrie F. Eckelberger    61     Director                 September 1996 to
                                                         Present

Aleron H. Larson, Jr.    60     Secretary and Director   May 1987 to
                                                         Present

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

     John R. Wallace, Executive Vice President, Exploration and Chief
Operating Officer, joined Delta in October 2003.   Since April 1, 2005 he has
also served as Executive Vice President and Director of DHS Drilling Company. Mr. Wallace was Vice President of Exploration and Acquisitions for United States Exploration, Inc. ("USX"), a publicly-held oil and gas exploration company, from May 1998 to October 2003, when he became employed by Delta.
For more than five years prior to joining USX, Mr. Wallace was President of The Esperanza Corporation, a privately held oil and gas acquisition company, and Vice President of Dual Resources, Inc., a privately held oil and gas exploration company. Esperanza effected more than 25 acquisitions of producing properties throughout the United States. In addition, Esperanza formed and administered royalty programs for private investors, primarily in the Rocky Mountain region, and has participated in a number of international exploration projects. Dual Resources is in the business of engineering and selling exploration prospects, several of which have resulted in new field discoveries. Mr. Wallace is the son of John B. Wallace, a Director of the Company.

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

     Aleron H. Larson, Jr. has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. Mr. Larson served as Chairman of the Board, Secretary and Director of Delta, as well as Amber, until his retirement on July 1, 2005, at which time he resigned as Chairman of the Board. However, he continues to serve as Secretary and a director of the Company. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Russell S. Lewis is President and CEO of Lewis Capital, LLC which makes private investments in, and provides general business and M&A consulting services to, growth-oriented firms. He has been a member of the board of Delta Petroleum Corporation since June 2002. From February 2002 until January 2005 Mr. Lewis served as Executive Vice President and General Manager of VeriSign Name and Directory Services (VRSN) Group, which managed a significant portion of the internet's critical .com and .net addressing infrastructure. For the preceding 15 years Mr. Lewis managed a wireless transportation systems integration company. Previously Mr. Lewis managed an oil and gas exploration subsidiary of a publicly traded utility and was Vice President of EF Hutton in its Municipal Finance group. Mr. Lewis also serves on the board of directors of Castle Energy Corporation (NASDAQ: CECX) and Advanced Aerations Systems, a privately held firm engaged in subsurface soil treatment. Mr. Lewis has a BA degree in Economics from Haverford College and an MBA from the Harvard School of Business.

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

     Neal A. Stanley founded Teton Oil & Gas Corporation in Denver, Colorado and has served as President since June 2003. From 1996 to June 2003, he was Senior Vice President - Western Region for Forest Oil Corporation. Mr. Stanley has approximately thirty years of experience in the oil and gas business. Since 1995, he has been a member of the Executive Committee of the Independent Petroleum Association of Mountain States, and served as its President from 1999 to 2001. Mr. Stanley received a B.S. degree in Mechanical Engineering from the University of Oklahoma in 1975.

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

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended June 30, 2005, until October 1, 2004 James
B. Wallace, Jerrie F. Eckelberger and Joseph L. Castle II served as members of the Compensation Committee. Joseph L. Castle II was Chairman of the Board and Chief Executive Officer of Castle Energy Corporation, a principal shareholder of Delta. Beginning October 1, 2004, the Compensation Committee was composed of Jerrie F. Eckelberger, Russell S. Lewis, John P. Keller and Jordan R. Smith. Messrs. Lewis and Keller are also directors of Castle Energy Corporation. On July 1, 2005, Kevin R. Collins replaced Mr. Keller on the Compensation Committee.

                                CODE OF ETHICS

     The Board of Directors adopted a Code of Business Conduct and Ethics in November 2003 (and amended in October 2004), which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Business Conduct and Ethics is available in the "Conduct and Ethics" section of the Company's website (www.deltapetro.com) or by writing to our Corporate Secretary at 370 Seventeenth Street, Suite 4300, Denver, Colorado 80202.

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

     To our knowledge, during the fiscal year ended June 30, 2005, our officers and directors complied with all applicable Section 16(a) filing requirements, except as stated below. These statements are based solely on a review of the copies of such reports furnished to us by our officers and directors and their written representations that such reports accurately reflect all reportable transactions. Russell S. Lewis and Jordan R. Smith, Directors, and John R. Wallace, an Executive Officer, each filed one Form 4 reporting two transactions late.

Item 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE



                                                                     Long-term Compensation
                                                           --------------------------------------
                                                                    Awards
                                                           ----------------------
                                      Annual Compensation  Restricted
                                      -------------------    Stock     Securities    All Other
        Name and                       Salary     Bonus     Awards(s)  Underlying   Compensation
   Principal Position       Period     ($) (1)     ($)      ($) (7)    Options (#)     ($) (8)
------------------------  ----------  ---------  --------  ----------  -----------  ------------
Roger A. Parker           Year Ended
President, Chief          6/30/2005   $450,000   $340,000   $383,500    175,000 (2)   $37,000
Executive Officer and     Year Ended
Director                  6/30/04      340,000    340,000       -       500,000 (2)    41,000
                          Year Ended
                          6/30/03      240,000    272,000       -          -           40,000


Aleron H. Larson, Jr.     Year Ended
Chairman, Secretary       6/30/05     $300,000   $   -      $168,740     70,000 (4)   $39,000
and Director(3)           Year Ended
                          6/30/04      275,000    200,000       -       500,000 (4)    41,000
                          Year Ended
                          6/30/03      240,000    192,500       -          -           40,000

Kevin K. Nanke            Year Ended
Treasurer and Chief       6/30/05     $225,000   $130,000   $191,750     87,500 (5)   $37,000
Financial Officer         Year Ended
                          6/30/04      200,000    200,000       -       250,000 (5)    41,000
                          Year Ended
                          6/30/03      180,000    130,000       -          -           40,000

John R. Wallace           Year Ended
Executive Vice President  6/30/05     $225,000   $180,000   $191,750     87,500 (6)   $37,000
and Chief Operating       Year Ended
Officer                   6/30/04      150,000    200,000       -       200,000 (6)      -
__________________________

(1)   Includes reimbursement of certain expenses.


                                                7


(2)   Includes options to purchase 175,000 shares of Common Stock at $15.34 per share until
      December 31, 2014, and options to purchase 500,000 shares of Common Stock at $5.29 per share until August 26, 2013.

(3)   Mr. Larson retired as Chairman on July 1, 2005.

(4)   Includes options to purchase 70,000 shares of Common Stock at $15.34 per share until
      December 31, 2014.

(5)   Includes options to purchase 87,500 shares of Common Stock at $15.34 per share until
      December 31, 2004, and options to purchase 250,000 shares of Common Stock at $5.29 per share until August 26, 2013.

(6)   Includes options to purchase 87,500 shares of Common Stock at $15.34 per share until
      December 31, 2004, and options to purchase 200,000 shares of Common Stock at $5.44 per share until December 8, 2013.

(7)   For the year ended June 30, 2005, the dollar amounts shown represent the value of time-
      based restricted stock awarded to the named executives under the Company's 2004 Stock
      Incentive Plan, as amended, which is calculated by multiplying the total number of restricted shares by the fair market value of Delta's common stock on the date of grant
      (see below).  The fair market values calculated do not reflect any adjustments for risk of forfeiture or restrictions on transferability.  The restricted shares vest on the third anniversary of the date of grant.  A holder of restricted shares has all the rights of a holder of shares of common stock, including the right to receive dividends, if any.

                                                                     Fair Market
                                   Date of    Restricted Shares      Value on Date
          Officer                   Grant        Granted (#)      of Grant ($/Share)
          -------                  --------   -----------------   ------------------

          Roger A. Parker          12/21/04        25,000              $15.34
          Aleron H. Larson, Jr.    12/21/04        11,000              $15.34
          Kevin K. Nanke           12/21/04        12,500              $15.34
          John R. Wallace          12/24/04        13,500              $15.34

      The table below lists the aggregate number of restricted shares not vested or subject to risk of forfeiture held by the named executive officers and the value of such shares on June 30, 2005.  Fair market values are determined by multiplying the number of unvested shares by $14.42, the June 30, 2005 closing price for Delta's common stock.

                     Officer                   Shares(#)     Market Value
                     -------                   ---------     ------------

                     Roger A. Parker            25,000         $353,000
                     Aleron H. Larson, Jr.      11,000         $155,320
                     Kevin K. Nanke             12,500         $176,500
                     John R. Wallace            12,500         $176,500

(8)   Represents amounts contributed under the Company's Simple IRA Plan, Profit Sharing Plan and 401(k) Plan.

                                  OPTION GRANTS IN LAST FISCAL YEAR

___________________________________________________________________________________________________

                                       Individual Grants
___________________________________________________________________________________________________
                        Number of    Percent of                         Potential realizable value
                       securities   total options                       at assumed annual rates of
                       underlying    granted to                         stock price appreciation
                        options      employees     Exercise                for option term (4)
                       granted (#)   in fiscal      price    Expiration ---------------------------
        Name             (1)(2)       year (3)      ($/Sh)     date         5% ($)       10% ($)
___________________________________________________________________________________________________

Roger A. Parker         175,000        16.91%      $15.34     12/21/14   $1,688,268   $4,278,402

Aleron H. Larson, Jr.    70,000         6.77%      $15.34     12/21/14   $  675,307   $1,711,361

Kevin K. Nanke           87,500         8.46%      $15.34     12/21/14   $  844,134   $2,139,201

John R. Wallace          87,500         8.46%      $15.34     12/21/14   $  844,134   $2,139,201
__________________________________________________________________________________________________

(1)  All options granted in fiscal 2005 have a term of ten years and are subject to a three-year vesting schedule, with 33.3% of the options becoming exercisable on each of the first three anniversaries of the date of grant.

(2)  All of the unvested portion of these options vests in connection with certain terminations of employment.  See "Employee Contracts, Termination of Employment,
     and Change of Control Arrangements."

(3)  The percentage for each year is the amount of stock options granted to each of the named executive officers as a percentage of the total stock options granted to all employees and directors.  During fiscal 2005, Delta granted options to employees and directors to purchase a total of 1,034,700 shares.

(4)  These amounts represent certain assumed rates of appreciation based on actual option term and annual compounding from the date of grant.  The 5% and 10%
     appreciation rates are established by the Securities and Exchange Commission and are not intended to forecast future appreciation rates for our common stock.
     Actual gains, if any, on stock option exercises and common stock holdings are dependent upon the future performance of our common stock. Neither the option values reflected in the table nor the assumptions utilized in arriving at the values should be considered indicative of our future stock performance.
     There can be no assurance that the amounts reflected in this table will be achieved. These numbers do not take into account provisions of the options providing for termination of the option following employment termination, non-transferability, or vesting.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FY END OPTION VALUES

                                                   Number of
                                                   Securities          Value of
                                                   Underlying          Unexercised
                                                   Unexercised         in the Money
                          Shares                   Options at          Options at
                         Acquired                  June 30, 2005(#)    June 30, 2005($)
                            on        Realized     Exercisable/        Exercisable/
        Name            Exercise(#)     ($)        Unexercisable       Unexercisable
        ----            -----------  -----------   ------------------  --------------
Roger A. Parker            675,000   $ 5,616,950   925,000 / 175,000   $6,695,000 / 0
Aleron H. Larson, Jr.    1,205,000   $11,283,245   570,000 / 70,000    $4,415,000 / 0
Kevin K. Nanke                -             -      532,476 / 87,500    $4,775,061 / 0
John R. Wallace               -             -      287,500 / 87,500    $  434,000 / 0



Compensation of Directors

     The following table provides information concerning compensation paid to non-employee directors who served on the Board during fiscal 2005.

                    Non-Employee Director Compensation Table
                               For Fiscal 2005(1)

     Annual Board Retainer ................................ $50,000
     Audit Committee Chair Retainer ....................... $ 5,000
     Other Committees' Retainer ........................... $ 2,500
     Other Committees' Chair Retainer ..................... $ 3,750
     Equity Compensation - Stock Option(2) ................  14,000 Shares
                         - Restricted Stock(3) ............   2,000 Shares
_________________

(1)  Board and committee retainers are paid in cash.

(2) During fiscal 2005, each non-employee director received a fully-vested stock option grant to purchase 14,000 shares of common stock. The option price of the grants was $15.34, the closing price on the date granted.

(3) During fiscal 2005, each non-employee director received a fully-vested 2,000 share grant of our restricted common stock.

Employment Contracts and Termination of Employment and Change in Control Agreements

     On May 5, 2005, we entered into Employment Agreements with the following executive officers: Roger A. Parker, Kevin K. Nanke and John R. Wallace. The initial term of employment under each of the Employment Agreements is through December 31, 2006, and the term of each Employment Agreement will be automatically extended for additional one year terms thereafter unless notice of termination is given by either party at least 60 days prior to the end of a term. The base annual salary for Mr. Parker is $450,000, and the base annual salary for Messrs. Nanke and Wallace is $225,000. Each of these executive officers will also be entitled to bonuses based on a percentage of their base salary as determined by the Compensation Committee of the Board of Directors upon satisfaction of performance criteria established by the Compensation Committee.

     In the event the employment of any of these executive officers is terminated other than for cause (as defined in the Employment Agreement) or if any of them resigns for "good reason" (as defined in the Employment Agreement), then that executive officer will be entitled to receive a payment equal to two times his annual base salary, annual automobile allowance and his average annual bonus. In the event that any of these Employment Agreements is not renewed, at the time that his employment is terminated the executive officer will receive the same payment as stated above, reduced proportionately by the number of months he continues to be employed by us. The Employment Agreements also include non-solicitation and non-competition obligations on the part of the executive officer that survive for one year following the date of termination.

     Also on May 5, 2005, we entered into Change of Control Executive Severance Agreements ("CoC Agreements") with Messrs. Parker, Nanke and Wallace which provide that, following a change in control of the Company as defined in the CoC Agreements and the termination of employment of the executive officer, the executive officer would receive, in addition to the severance payments provided for in his Employment Agreement, the continuation of certain benefits including medical insurance and other benefits provided to the executive officer for a period of three years. The CoC Agreements also include non-solicitation and non-competition obligations on the part of the executive officer that survive for one year following the date of termination. The CoC Agreements also provide that in certain circumstances the severance payment may be reduced so that the payment will not be subject to U.S. federal excise taxes. The CoC Agreements have an initial term through December 31, 2006, and will be automatically extended for additional two year terms thereafter unless notice of termination is given by either party at least 60 days prior to the end of a term.

Retirement Savings Plan

     We adopted a profit sharing plan on January 1, 2002. All employees are eligible to participate and contributions to the profit sharing plan are voluntary and must be approved by the Board of Directors. Amounts contributed to the Plan will vest over a six year service period.

     We adopted a 401k plan effective May 1, 2005. All employees are eligible to participate and make employee contributions once they have met the plan's eligibility criteria. Under the 401k plan, our employees make salary reduction contributions in accordance with the Internal Revenue Service guidelines. Our matching contribution is an amount equal to 100% of the employee's elective deferral contribution which cannot exceed 3% of the employee's compensation, and 50% of the employee's elective deferral which exceeds 3% of the employee's compensation but does not exceed 5% of the employee's compensation.

     For the year ended June 30, 2005, we contributed $291,000 under the plan.

Equity Compensation Plan Information

     The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2005.



                                                                        Number of Securities
                                                                        Remaining Available for
                                                                        Future Issuance Under
                      Number of Securities        Weighted Average      Equity Compensation
                      To be Issued Upon Exercise  Exercise Price of     Plans (excluding securities
                      of Outstanding Options,     Outstanding Options,  reflected in the second
Plan Category         Warrants and Rights         Warrants and Rights   column)
-------------         --------------------------  -------------------   ---------------------------
Equity Compensation         3,501,401                  $7.59                      585,300
Plans Approved by
Stockholders

Equity Compensation            50,243 (1)                --                        99,757
Plans Not Approved by       ---------                                             -------
Stockholders

     Total                  3,551,644                    --                       685,057
________________

(1)  Includes shares granted to new employees as an inducement to entering into employment with Delta.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners:

     The following table presents information concerning persons known by us to own beneficially 5% or more of our issued and outstanding voting securities at September 30, 2005:


                                                      Amount and Nature
                     Name and Address                 of Beneficial        Percent
Title of Class(1)    of Beneficial Owner              Ownership            of Class(2)
-----------------    -------------------              -----------------    -----------

Common Stock         Sprott Asset Management, Inc.    7,565,576 shares       15.87%
                     Suite 2700 South Tower
                     Royal Bank Plaza
                     Toronto, Ontario M5J 2J1
                     Canada

Common Stock         Castle Energy Corporation        6,700,000 shares(3)    14.05%
                     One Radnor Corporate
                     Center, Suite 250
                     Radnor, PA  19087

Common Stock         Capital Research Management      4,347,500 shares        9.20%
                       Company and SMALLCAP
                       World Fund, Inc.
                     333 South Hope Street
                     Los Angeles, CA  90071


Common Stock         Touradji Capital Management, LP  3,895,963 shares        8.17%
                     101 Park Avenue, 48th Floor
                     New York, NY  10178

Common Stock         Steinberg Asset Management,      2,863,965 shares        6.00%
                       Inc.
                     12 East 49th Street
                     Suite 1202
                     New York, NY  10017
___________________________

(1)  We have an authorized capital of 300,000,000 shares of $.01 par value Common
     Stock of which 47,683,000 shares were issued and outstanding as of September 30,
     2005.  We also have an authorized capital of 3,000,000 shares of $.10 par value preferred stock of which no shares are outstanding.

(2)  The percentage set forth after the shares listed for each beneficial owner is based upon total shares of Common Stock outstanding at September 30, 2005 of
     47,683,000.  The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised. Warrants and options are aggregated without regard to the class of warrant or option.




     (b)  Security Ownership of Management:



                                               Amount and Nature
                    Name of                    of Beneficial       Percent
Title of Class(1)   Beneficial Owner           Ownership           of Class(2)
-----------------   ----------------           -----------------   -----------
Common Stock        Roger A. Parker              6,773,201 (3)        3.65%
Common Stock        Aleron H. Larson, Jr.          585,000 (4)        1.21%
Common Stock        Kevin K. Nanke                 574,976 (5)        1.19%
Common Stock        John R. Wallace                324,700 (6)         .68%
Common stock        James B. Wallace                78,500 (7)         .16%
Common stock        Russell S. Lewis                56,000 (8)         .12%
Common stock        Jerrie F. Eckelberger           42,725 (9)         .09%
Common Stock        Neal A. Stanley                 19,000 (10)        .04%
Common Stock        Jordan R. Smith                 16,000 (11)        .03%
Common stock        Kevin R. Collins                  -                --
Common Stock        James P. Van Blarcom              -                --
Common stock        All Officers and Directors   3,470,102 (12)       6.92%
                    as a Group (11 persons)
_________________________

(1)     See Note (1) to preceding table; includes options.

(2)     See Note (2) to preceding table.

(3) Includes 848,201 shares owned by Mr. Parker directly. Also includes options to purchase 250,000 shares of Common Stock at $5.00 per share until October 9, 2010; options to purchase 500,000 shares of Common
        Stock at $5.29 per share until August 26, 2013, and options to purchase 70,000 shares of Common Stock at $15.34 per share until December 21, 2004.


(4)     Includes 11,000 shares owned by Mr. Larson, Jr., options to purchase
        500,000 shares of Common Stock at $5.29 per share until August 26, 2013, and options to purchase 70,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(5)     Consists of 42,500 shares of Common Stock owned directly by Mr.
        Nanke; options to purchase 18,726 shares of Common Stock at $1.125 per share until September 1, 2008; options to purchase 13,750 shares of Common Stock at $1.5625 per share until December 12, 2008; options to purchase 55,000 shares of Common Stock at $1.75 per share until May 12, 2009; options to purchase 41,250 shares of Common Stock at $1.75 per share until November 5, 2009; options to purchase 68,750 shares of Common Stock at $3.75 per share until July 14, 2010;
        options to purchase 55,000 shares of Common Stock at $3.29 until January 9, 2011; options to purchase 55,000 shares of Common Stock at $2.38 per share until October 5, 2011; options to purchase 137,500 shares of Common Stock at $5.29 per share until August 26, 2013; and options to purchase 70,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(6)     Includes 37,200 shares of Common Stock owned directly by Mr. John
        Wallace, options to purchase 200,000 shares at $5.44 per share until December 3, 2013, and options to purchase 70,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(7)     Includes 22,000 shares of Common Stock owned directly by Mr. James B.
        Wallace; options to purchase 2,500 shares at $2.02 per share until February 5, 2002, options to purchase 20,000 shares at $1.87 per share until February 7, 2013; options to purchase 20,000 shares at $2.38; and options to purchase 87,500 shares of Common Stock at $15.34 per share until December 21, 2014.

(8)     Includes 2,000 shares of Common Stock owned directly by Mr. Russell
        S. Lewis; 20,000 options to purchase shares of Common Stock at $1.87 per share until February 7, 2013; 20,000 options to purchase shares of Common Stock at $2.31 until February 4, 2014; and options to purchase 14,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(9)     Includes 8,000 shares of Common Stock owned directly by Mr. Jerrie
        F. Eckelberger; options to purchase 725 shares at $2.98 per share until December 31, 2006; options to purchase 20,000 shares of Common Stock at $2.31 until February 4, 2014; and options to purchase
        14,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(10)    Includes 5,000 shares of Common Stock owned directly by Neal A.
        Stanley and options to purchase 14,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(11)    Includes 2,000 shares of Common Stock owned directly by Jordan A.
        Smith and options to purchase 14,000 shares of Common Stock at $15.34 per share until December 21, 2014.


(12)    Includes all warrants, options and shares referenced in footnotes
        (3), (4), (5), (6), (7), (8), (9), (10) and (11) above as if all warrants and options were exercised and as if all resulting shares were voted as a group.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a list of certain relationships and related party transactions that occurred during our past fiscal year, as well as transactions that occurred since the beginning of our last fiscal year or are currently proposed:

     At June 30, 2005, we had $32,000 of receivables from officers and directors. These amounts include drilling costs and lease operating expense on wells owned by the officers and directors and operated by us. The amounts were paid subsequent to the end of our fiscal year.

     During fiscal 2001 and 2000, Mr. Larson and Mr. Parker guaranteed certain borrowings which have subsequently been paid in full. As consideration for the guarantee of our indebtedness, each officer was assigned a 1% overriding royalty interest ("ORRI") in the properties acquired with the proceeds of the borrowings. Each officer earned approximately $105,000, $66,000 and $108,000 for his respective 1% ORRI during fiscal 2005, 2004 and 2003, respectively.

     During the fiscal years ended June 30, 2005 and 2004, we used a jet aircraft owned by an entity that is 50% owned by Roger A. Parker, our President. We paid that entity a total of $138,000 and $121,000 for the use of that aircraft during fiscal 2005 and 2004, respectively. These amounts represented the actual costs of the operation of the aircraft for which Mr. Parker was responsible.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. The fees billed for professional services rendered by KPMG LLP for the audit of Delta's financial statements for the fiscal years ended June 30, 2005 and 2004, and for the reviews of the financial statements included in Delta's Forms 10-Q during those fiscal years, amounted to $461,000 and $178,000, respectively.

     Audit Related Fees. The fees billed for professional services rendered by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of Delta's financial statements, that are not included in audit fees above, billed in the fiscal years ended June 30, 2005 and 2004, amounted to $167,000 and $24,000, respectively.

     Tax Fees.  Not Applicable.



     All Other Fees. The fees billed by KPMG LLP during the fiscal years ended June 30, 2005 and 2004 for all other services rendered amounted to $0 and $80,000, respectively. These fees were related to consulting services related to compliance with the Sarbanes Oxley Act of 2002.

     Audit Committee Pre-Approval Policy. The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve permissible non-audit services. During the fiscal year ended June 30, 2005, the Audit Committee approved 100% of the non-audit services provided to Delta by the independent registered public accounting firm.















                                   PART IV


Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)(1)  Financial Statements. (Previously filed.)

                                                                   Page No.

     Reports of Independent Registered Accounting Firm ...........  F-1, 2

     Consolidated Balance Sheets as of June 30, 2005 and 2004 ....    F-3

     Consolidated Statements of Operations for the years
     ended June 30, 2005, 2004 and 2003 ..........................    F-4

     Consolidated Statements of Stockholders' Equity
     and Comprehensive Income (Loss) for the
     years ended June 30, 2005, 2004 and 2003 ....................    F-5

     Consolidated Statements of Cash Flows for the
     years ended June 30, 2005, 2004 and 2003 ....................    F-6

     Notes to Consolidated Financial Statements ..................    F-7

     (a)(2)  Financial Statement Schedules.  None.

     (a)(3) Exhibits. The Exhibits listed in the Index to Exhibits appearing at page 46 are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with a "*".












                               INDEX TO EXHIBITS

2. Plans of Acquisition, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.

3.     Articles of Incorporation and By-laws.

3.1 Articles of Incorporation and Articles of Amendment to Articles of Incorporation. Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

3.2 By-laws. Incorporated by reference from Exhibit 3.3 to the Company's Form 10 Registration Statement under the Securities Exchange Act of 1934, filed September 9, 1987.

4.     Instruments Defining the Rights of Security Holders.

4.1 Purchase Agreement dated March 9, 2005, among Delta Petroleum Corporation, the Guarantors named therein and the Initial Purchasers named therein. Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated March 15, 2005.

4.2 Registration Rights Agreement dated March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and the Initial Purchasers named therein. Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K dated March 15, 2005.

4.3 Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company's Form 8-K dated March 15, 2005.

4.4 Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees. Incorporated by reference from Exhibit 4.4 to the Company's Form 8-K dated March 15, 2005.

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

10.7 Agreement between Delta Petroleum Corporation, Roger A. Parker and Aleron H. Larson, Jr. dated November 1, 1999. Incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated November 1, 1999.*

10.8 Conveyance and Assignment from Whiting Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated December 1, 1999.

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

10.11 Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.*

10.12 Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke, from Exhibit 10.4 a, b, and c to the Company's Form 8-K dated October 25, 2001. *

10.13 Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company's definitive proxy statement filed May 1, 2002. *

10.14 Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001. Incorporated by reference from Exhibit
       10.3 to the Company's Form 8-K dated October 25, 2001.

10.15 Letter agreement dated December 3, 2001 between Delta Petroleum Corporation and Ogle Properties LLC. Incorporated by reference from
       Exhibit 10.4 to the Company's Form 8-K dated October 25, 2001.



10.16 Purchase and Sale Agreement between Castle Energy Company and Delta Petroleum Corporation dated December 31, 2001. Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated
       January 15, 2002.

10.17 Purchase and Sale Agreement between Delta Petroleum Corporation and Tipperary Oil & Gas Corporation dated May 8, 2002. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated
       April 30, 2002.

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

10.20  Agreement with Arguello, Inc.  Incorporated by reference from
       Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended June 30, 2003.

10.21 Purchase and Sale Agreement dated as of June 5, 2003 between JAED Production Company, Inc. and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 20, 2003.

10.22 Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated September 19, 2003.

10.23 First Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated September 19, 2003.

10.24 Amended and Restated Credit Agreement dated December 30, 2003, by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma,
       N.A. Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q dated December 31, 2003.

10.25 Second Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from
       Exhibit 10.4 to the Company's Form 8-K dated April 23, 2004.

10.26 Purchase and Sale Agreement dated June 10, 2004 with various sellers related to Alpine Resources, Inc. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 29, 2004.


10.27 Second Amendment of Amended and Restated Credit Agreement dated June 29, 2004 with Bank of Oklahoma, N.A., US Bank National Association and Hibernia National Bank. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated June 29, 2004.

10.28 Amendment No. 1 to Purchase and Sale Agreement dated July 7, 2004 with Edward Mike Davis and entities controlled by him. Incorporated by reference from Exhibit 10.3 to the Company's Form 8-K dated June 29, 2004.

10.29 Third Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated June 30, 2005. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 29, 2005.

10.30 Delta Petroleum Corporation 2005 New-Hire Equity Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 17, 2005.*

10.31 Amendment No. 1 to Delta Petroleum Corporation 2004 Incentive Plan. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated June 17, 2005.*

10.32 Employment Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated May 5, 2005.*

10.33 Employment Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.34 Employment Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.35 Change in Control Executive Severance Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from
       Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.36 Change in Control Executive Severance Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit
       10.2 to the Company's Form 8-K dated May 5, 2005.*

10.37 Change in Control Executive Severance Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit
       10.2 to the Company's Form 8-K dated May 5, 2005.*

10.38 Asset Purchase Agreement dated December 15th, 2004, with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, Manti Caballos Creek, LTD., a Texas limited partnership, Manti Opossum Hollow, LTD., a Texas limited partnership, J&P Oil and Gas, Inc., a Texas corporation, Lara Energy, Inc., a Texas corporation, and SofRoc Fuel Co., a Texas corporation. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated January 21, 2005.


10.39 First Amendment to Credit Agreement dated as of January 21, 2005 with JP Morgan Chase Bank, N.A., U.S. Bank N.A., Bank of Oklahoma and Hibernia Bank. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated January 21, 2005.

10.40  Credit Agreement dated November 5, 2004, by and among Delta
       Petroleum Corporation, Bank One, NA, Bank of Oklahoma, N.A., and U.S. Bank National Association. Incorporated by reference from Exhibit
       10.1 to the Company's Form 8-K dated November 5, 2004.

10.41 Fourth Amendment to Purchase and Sale Agreement with Edward Mike Davis, et al. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated November 4, 2004.

10.42 Delta Petroleum Corporation 2004 Incentive Plan. Incorporated by reference from Appendix A to the Company's Definitive Proxy Statement filed on November 22, 2004.

11. Statement Regarding Computation of Per Share Earnings. Not applicable.

12.    Statement Regarding Computation of Ratios. Not applicable.

13. Code of Ethics. The Company's Code of Business Conduct and Ethics is posted on the Company's website at www.deltapetro.com.

16.    Letter re: change in certifying accountant.  Not applicable.

18.    Letter re: change in accounting principles.  Not applicable.

21. Subsidiaries of the Registrant. Filed electronically with initial filing of this report.

22. Published report regarding matters submitted to vote of security holders. Not applicable.

23.    Consents of experts and counsel.

23.1 Consent of KPMG LLP. Filed electronically with initial filing of this report.

23.2 Consent of Ralph E. Davis Associates, Inc. Filed electronically with initial filing of this report.

23.3 Consent of Mannon Associates. Filed electronically with initial filing of this report.

24.    Power of attorney.  Not applicable.

31.    Rule 13a-14(a)/ 15d-14(a) Certifications.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.



32.    Section 1350 Certifications.

32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
       Section 1350.  Filed herewith electronically.

32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
       Section 1350.  Filed herewith electronically.
____________________

* Management contracts and compensatory plans.





















                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K/A Amendment No. 1 to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 28th day of October, 2005.

                                   DELTA PETROLEUM CORPORATION



                                   By: /s/ Roger A. Parker
                                      Roger A. Parker, Chairman,
                                      President and Chief Executive Officer



                                   By:/s/ Kevin K. Nanke
                                      Kevin K. Nanke, Treasurer
                                      and Chief Financial Officer

















