Form 10-Q
period 2005-09-30
DELTA PETROLEUM CORP/CO
filed 2005-11-09
CIK 821483

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes No ☑
47,840,457 shares of common stock $.01 par value were outstanding as of November 1, 2005.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation unless the context suggests otherwise.
 i

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2005	2005
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,077	$2,241
Marketable securities available for sale	—	1,764
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $100, respectively	18,770	10,512
Prepaid assets	5,510	2,980
Inventory	4,216	5,062
Deferred tax asset	9,013	2,676
Derivative instruments	137	378
Other current assets	2,253	1,421

Total current assets	63,976	27,034

Property and equipment:
Oil and gas properties, successful efforts method of accounting
Unproved	186,988	101,935
Proved	389,308	365,306
Drilling and trucking equipment, including deposits on equipment of $7.5 million	54,045	40,031
Other	10,469	10,412

Total property and equipment	640,810	517,684
Less accumulated depreciation and depletion	(53,157)	(44,134)

Net property and equipment	587,653	473,550

Long-term assets:
Investment in LNG project	1,022	1,022
Deferred financing costs	5,571	5,825
Deferred tax asset	7,240	4,887
Derivative instruments	321	469
Other long-term assets	630	196

Total long-term assets	14,784	12,399

	$666,413	$512,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,072	$3,477
Accounts payable	46,859	38,151
Other accrued liabilities	8,153	5,281
Derivative liabilities	23,489	7,241

Total current liabilities	85,573	54,150

Long-term liabilities:
7% senior unsecured notes	149,291	149,272
Credit facility	56,000	66,500
Term loan — DHS	28,000	—
Asset retirement obligation	2,920	2,975
Derivative liabilities	8,925	3,620
Other debt, net	99	229

Total long-term liabilities	245,235	222,596

Minority interest	15,215	14,614

Commitments

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 3,000,000 shares, none issued
Common stock, $.01 par value; authorized 300,000,000 shares, issued 47,683,000 shares at September 30, 2005 and 42,017,000 at June 30, 2005	477	420
Additional paid-in capital	340,930	235,300
Unearned compensation	(3,517)	(1,382)
Accumulated other comprehensive loss	(7,847)	(5,225)
Accumulated deficit	(9,653)	(7,490)

Total stockholders’ equity	320,390	221,623

	$666,413	$512,983

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$31,560	$18,098
Drilling income	3,110	119
Realized loss on derivative instruments, net	(2,692)	—

Total revenue	31,978	18,217

Operating expenses:
Lease operating expense	4,798	2,534
Transportation expense	478	116
Production taxes	2,221	1,293
Depreciation, depletion and amortization — oil and gas	9,468	4,734
Depreciation and amortization — drilling	942	143
Exploration expense	851	536
Dry hole costs	1,764	2,254
Drilling expenses	2,115	436
Professional fees	734	346
General and administrative (includes compensation of $1,528 and zero, respectively)	6,638	2,590

Total operating expenses	30,009	14,982

Operating income	1,969	3,235

Other income and (expense):
Other income	64	34
Gain on sale of marketable securities, net	1,194	—
Unrealized loss on derivative contracts, net	(18,843)	—
Minority interest	(531)	81
Interest and financing costs	(4,019)	(883)

Total other expense	(22,135)	(768)

Income (loss) from continuing operations before income taxes, and discontinued operations	(20,166)	2,467

Income tax benefit	7,721	—

Net income (loss) from continuing operations	(12,445)	2,467
Income from discontinued operations of properties sold, net of tax	506	1,477
Gain on sale of oil and gas properties, net of tax	9,776	—

Net income (loss)	$(2,163)	$3,944

Basic income (loss) per common share:
Net income (loss) from continuing operations	$(0.29)	$.08
Discontinued operations	0.24	.02

Net income (loss)	$(0.05)	$.10

Diluted income (loss) per common share:
Net income (loss) from continuing operations	$(0.28)	$.07
Discontinued operations	0.23	.02

Net income (loss)	$(0.05)	$.09

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Comprehensive	Unearned	Accumulated
	Shares	Amount	capital	loss	loss	compensation	deficit	Total

				(In thousands, except per share amounts)
Balance, July 1, 2005	42,017	$420	$235,300	$(5,225)		$(1,382)	$(7,490)	$221,623

Comprehensive income (loss):
Net loss	—	—	—	—	$(2,163)	—	(2,163)	(2,163)
Other comprehensive transactions, net of tax
Realized gain on equity securities sold, net of tax expense of $458	—	—	—	(736)	(736)	—	—	(736)
Hedging loss reclassified to income upon settlement, net of tax benefit of $1,035	—	—	—	1,657	1,657	—	—	1,657
Change in fair value of derivative hedging instruments, net of tax benefit of $2,249	—	—	—	(3,543)	(3,543)	—	—	(3,543)

Comprehensive loss					$(4,785)

Shares issued for oil and gas properties	50	1	827	—		—	—	828
Shares issued for cash, net of offering costs	5,406	54	94,945	—		—	—	94,999
Shares issued for cash upon exercise of options	87	1	480	—		—	—	481
Tax benefit for options exercised	—	—	5,716	—		—	—	5,716
Amortization of unearned compensation	—	—	—	—		456	—	456
Compensation on options vested	—	—	1,072	—		—	—	1,072
Issuance of restricted stock	123	1	2,590	—		(2,591)	—	—

Balance, September 30, 2005	47,683	$477	$340,930	$(7,847)		$(3,517)	$(9,653)	$320,390

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash flows operations activities:
Net income (loss)	$(2,163)	$3,944
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization — oil and gas	9,418	4,664
Depreciation and amortization — drilling	942	143
Depreciation, depletion and amortization — discontinued operations	91	313
Accretion of abandonment obligation	50	70
Stock option and restricted stock compensation	1,528	—
Amortization of deferred financing costs	327	77
Unrealized loss on derivative contracts	18,843
Dry hole costs, previously capitalized in work in progress	530	258
Minority interest	531	(81)
Deferred tax benefit	(7,405)	—
Gain on sale of marketable securities	(1,194)	—
Gain on sale of oil and gas properties — discontinued operations	(9,776)	—
Other	89	831
Net changes in operating assets and operating liabilities:
Increase in trade accounts receivable	(8,258)	(944)
Increase in prepaid assets	(2,531)	(313)
Increase in inventory	(104)	(1,519)
(Increase) decrease in other current assets	(520)	20
Decrease in accounts payable trade	(3,950)	(3,376)
Increase (decrease) in other accrued liabilities	3,123	(754)

Net cash provided by (used in) operating activities	(429)	3,333

Cash flows from investing activities:
Additions to property and equipment, net	(110,010)	(14,146)
Proceeds from sales of oil and gas properties	28,981	18,721
Drilling and trucking capital expenditures	(14,023)	(1,236)
Proceeds from sale of marketable securities	1,764	—
(Increase) decrease in long-term assets	(434)	41

Net cash provided by (used in) investing activities	(93,722)	3,380

Cash flows from financing activities:
Stock issued for cash upon exercise of options	481	289
Stock issued for cash, net	94,999	—
Proceeds from borrowings	54,728	60
Payment of financing fees	(458)	—
Repayment of borrowings	(33,763)	(8,915)

Net cash provided by (used in) financing activities	115,987	(8,566)

Net increase (decrease) in cash and cash equivalents	21,836	(1,853)

Cash at beginning of period	2,241	2,078

Cash at end of period	$24,077	$225

Supplemental cash flow information —
Common stock issued for the acquisition of oil and gas properties	$828	$10,359

Common stock issued for drilling and trucking equipment	$—	$461

Cash paid for interest and financing costs	$7,379	$647

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Company’s most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. On September 14, 2005, Company Management and the Board of Directors made the decision to change the Company’s year end to December 31. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s annual report on Form 10-K for the year ended June 30, 2005, previously filed with the Securities and Exchange Commission.
(2) Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position 19-1, (“FSP 19-1”) “Accounting for Suspended Well Costs”. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved. FSP 19-1 is effective for all reporting periods beginning after April 4, 2005, and accordingly, the Company adopted FSP 19-1 on July 1, 2005. The following table reflects the net changes in capitalized exploratory well costs for three months ended September 30, 2005:

2005
(In thousands)
Balance at beginning of period, July 1,	$530
Additions to capitalized exploratory well costs pending the determination of proved reserves[1]	—
Reclassified to proved oil and gas properties based on the determination of proved reserves	—
Capitalized exploratory well costs charged to dry hole expense	(530)

Balance at end of period, September 30,	$—

[1]	The final FSP directs that costs suspended and expensed in the same period not be included in this analysis.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(3) Nature of Organization
Delta Petroleum Corporation (“Delta” or the “Company”) was organized December 21, 1984 and is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The core areas of operation are the Rocky Mountain and Gulf Coast regions, which comprise the majority of our proved reserves, production and long-term growth prospects. The Company owns interests in developed and undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed and undeveloped oil and gas properties in the continental United States. The Company, through a series of transactions in late fiscal 2005, owns a 49.5% (Delta effectively owns an additional portion of DHS’s interest until such time as the officers of DHS earn their 5.5% interest over the next five years) interest in DHS Drilling Company (“DHS”), an affiliated Colorado corporation that is headquartered in Casper, Wyoming. DHS currently has eight drilling rigs in operation that have depth ratings of approximately 7,500 to 20,000 feet. Two additional rigs are in the process of being acquired or assembled by DHS and are currently expected to become operational in early calendar 2006. The Company has the right to use all of the rigs on a priority basis, although approximately half will initially work for third party operators. The majority of the rigs will operate in the Rocky Mountain basins.
At September 30, 2005 the Company owns 4,277,977 shares of the common stock of Amber Resources Company (“Amber”), representing 91.68% of the outstanding common stock of Amber. Amber is a public company that owns undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
On February 19, 2002, the Company acquired 100% of the outstanding shares of Piper Petroleum Company (“Piper”), a privately owned oil and gas company headquartered in Fort Worth, Texas. Piper was merged into a subsidiary wholly owned by Delta.
(4) Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta, Amber, Piper and DHS (collectively, the Company). All inter-company balances and transactions have been eliminated in consolidation. As Amber is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods. Certain reclassifications have been made to amounts reported in previous years to conform to the current year presentation. The Company has no interests in any other unconsolidated entities other than its investment in a liquid natural gas LLC which is recorded at its cost, nor does it have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
     Cash Equivalents
Cash equivalents consist of money market funds. The Company considers all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.
     Marketable Securities
The Company classifies its investment securities as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 (SFAS 115), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in earnings. During the quarter ended September 30, 2005, the Company sold its investments as shown below.

		Realized	Proceeds
	Cost	Gain (Loss)	From Sale
	(In thousands)
September 30, 2005
Bion Environmental Technologies, Inc.	$152	$(140)	$12
Tipperary Oil & Gas Company	418	1,334	1,752

	$570	$1,194	$1,764

		Accumulated
		Unrealized	Estimated
	Cost	Gain (Loss)	Market Value
As of June 30, 2005
Bion Environmental Technologies, Inc.	$152	$(140)	$12
Tipperary Oil & Gas Company	418	1,334	1,752

	$570	$1,194	$1,764

     Inventories
Inventories consist of pipe and other production equipment. Inventory is stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.
     Minority Interest
Minority interest represents the 50.5% (45% Chesapeake Energy Corporation, 2.75% each for DHS executive officers William E. Sauer, Jr. and Harold D. Hastings) investors of DHS Drilling Company at September 30, 2005 and June 30, 2005. Prior to forming DHS, the Company owned a 50% interest in Big Dog Drilling Co., LLC (“Big Dog”) and a 50% interest in Shark Trucking, LLC (“Shark”). The net assets of Big Dog and Shark were ultimately acquired and contributed to DHS.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
     Revenue Recognition
     Oil and gas
Revenues are recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2005 and June 30, 2005, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements except for an imbalance acquired during fiscal 2005 which was collected during the quarter ended September 30, 2005.
     Drilling
We earn our contract drilling revenues under day-work arrangements. We recognize revenues on day-work contracts for the days completed based on the day-rate each contract specifies. Individual wells are usually completed in less than 60 days. The cost of drilling the Company’s own oil and gas properties are capitalized in oil and gas properties as the expenditures are incurred.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
Drilling equipment and other property and equipment are recorded at cost or estimated fair value upon acquisition and depreciated on a component basis using the straight-line method over their estimated useful lives.
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
The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to developed properties for the three months ended September 30, 2005 and 2004.
For undeveloped properties, the need for an impairment is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to undeveloped properties for the three months ended September 30, 2005 and 2004.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller. The following is a reconciliation of the Company’s asset retirement obligations from July 1, 2005 to September 30, 2005 (amounts in thousands).

Asset retirement obligation — July 1, 2005	$3,691
Accretion expense	50
Change in estimate	—
Obligations acquired	37
Obligations settled	—
Obligations on sold properties	(393)

Asset retirement obligation — September 30, 2005	3,385
Less: Current asset retirement obligation	(465)

Long-term asset retirement obligation	$2,920

In March 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies the term “conditional asset retirement obligation” as it is used in SFAS No. 143. The Company applied the guidance of FIN 47 beginning July 1, 2005 resulting in no impact on its financial statements.
     Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Net income (loss)	$(2,163)	$3,944
Other comprehensive income transactions
Realized gain on equity securities sold, net of tax expense of $458	(736)	(587)
Hedging instruments reclassified to income upon settlement, net of tax benefit of $1,035	1,657	—
Change in fair value of derivative hedging instruments, net of tax benefit of $2,249	(3,543)	48

	(2,622)	(539)

Comprehensive income (loss)	$(4,785)	$3,405

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
     Financial Instruments
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. All transactions are accounted for in accordance with requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to realized gain (loss) on derivative instruments as the associated production occurs.
At September 30, 2005, all of the Company’s derivative contracts are collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production.
Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as other income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk activities.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
The following table summarizes our open derivative contracts at September 30, 2005 and indicates those that qualify for hedge accounting and those that do not qualify for hedge accounting:

						Net Fair Value
			Price Floor /			Asset (Liability) at
Commodity	Volume		Price Ceiling	Term	Index	Sept. 30, 2005
						(In thousands)
Contracts that qualify for hedge accounting
Crude oil	6,000	Bbls / month	$35.00 / $49.75	Apr ’05 - Dec ’05	NYMEX-WTI	$(298)
Crude oil	40,000	Bbls / month	$40.00 / $50.34	July ’05 - June ’06	NYMEX-WTI	(6,093)
Crude oil	10,000	Bbls / month	$45.00 / $56.90	July ’05 - June ’06	NYMEX-WTI	(1,007)
Crude oil	25,000	Bbls / month	$35.00 / $61.80	July ’06 - June ’07	NYMEX-WTI	(2,933)

Contracts that do not qualify for hedge accounting
Natural gas	3,000	MMBtu / day	$5.00 / $7.85	Apr ’05 - Oct ’05	NYMEX-H HUB	(447)
Natural gas	10,000	MMBtu / day	$5.00 / $9.60	July ’05 - June ’06	NYMEX-H HUB	(9,832)
Natural gas	3,000	MMBtu / day	$6.00 / $9.35	July ’05 - June ’06	NYMEX-H HUB	(3,116)
Natural gas	13,000	MMBtu / day	$5.00 / $10.20	July ’06 - June ’07	NYMEX-H HUB	(8,230)

						$(31,956)

The net fair value of the Company’s derivative instruments obligation was a liability of approximately $32.0 million at September 30, 2005 and $21.6 million on November 1, 2005.
The net realized losses from hedging activities recognized in the Company’s statements of operations were $2.7 million and zero for the three months ended September 30, 2005 and 2004, respectively. These losses are recorded as a decrease in revenues.
During the three months ended September 30, 2005, the Company’s gas derivative contracts became ineffective under SFAS No. 133 and no longer qualified for hedge accounting. Hedge ineffectiveness results from different changes in the NYMEX contract terms and the physical location, grade and quality of the Company’s oil and gas production. The change in fair value of our gas contracts in the first quarter are reflected in earnings, as opposed to previously being disclosed in other comprehensive income (loss), a component of stockholder’s equity. As a result, the Company recognized an $18.8 million non-cash loss in its statement of operations as a component of other income (expense).

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
     Stock Option Plans
The Company previously accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In December, 2002 the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure ”(“SFAS No. 148”). SFAS No. 148 amended FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS No. 148 had no material impact on the Company, as the Company was not required to adopt the fair-value method of accounting for stock options previously. Accordingly, no compensation cost was recognized for options granted to employees at a price equal to or greater than the fair market value of the common stock prior to June 30, 2005.
However, in December, 2004, SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective July 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $1.1 million, relating to employee provided services during the quarter ended September 30, 2005.
     Non-Qualified Stock Options — Directors and Employees
On May 31, 2002 at the annual meeting of the shareholders, the shareholders ratified the Company’s 2002 Incentive Plan (the “Incentive Plan”) under which it reserved up to an additional 2,000,000 shares of common stock. This plan supersedes the Company’s 1993 and 2001 Incentive Plans.
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
Exercise prices for options outstanding under the Company’s various plans as of September 30, 2005 ranged from $1.13 to $15.46 per share and the weighted-average remaining contractual life of those unvested options was 5.95 years. At September 30, 2005, the Company had 830,000 unvested options. These options have a value of approximately $3.0 million and will be expensed during future periods through June 2007.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date prior to July 1, 2005, the Company’s net income for the comparable three months ended September 30, 2004 would have been as follows:

	Three Months Ended
	September 30, 2004
	(In thousands)
Net income	$3,944
SFAS No. 123R compensation effect	(330	) [1]

Net income after SFAS No. 123R implementation	$3,614

Pro forma basic income per common share:	$.09

1	During the quarter ended September 30, 2003 the Company granted to certain employees options to purchase 110,000 shares of its common stock at a price of $5.44 per share, which was the market price on the date of the grant. These options vested during the quarter ended September 30, 2004. The fair market value of each option granted was $3.67 and was calculated using a risk free rate of 4.29%, volatility factors of the expected market price of the Company’s common stock of 52.23% and an average expected life of 8.6 years.
     Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.
     Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options, restricted stock and warrants. (See Footnote 9).

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(4) Summary of Significant Accounting Policies, Continued
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
(5) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $11.0 million, at September 30, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2005 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.
On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The Federal Government has not yet filed an answer to this proceeding pending its motion to dismiss the lawsuit, which motion has been heard but has not yet been ruled upon by the court. We have filed a motion for partial summary Judgement which has been heard but has not yet been ruled upon by the court. See additional disclosure in Item 1 of Part II.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(5) Oil and Gas Properties, Continued
     Acquisition During the Quarter Ended September 30, 2005
On September 29, 2005 the Company acquired an undivided 50% working interest in approximately 145,000 net undeveloped acres in the Columbia River Basin in Washington, and an interest in undeveloped acreage in the Piceance Basin in Colorado from Savant Resources, LLC (“Savant”) for an aggregate purchase price of $85.0 million in cash. James Wallace, a director of Delta, owns approximately a 1.7% interest in Savant, and also serves as a director of Savant. The majority of the acquired acreage in the Columbia River Basin consolidates the Company’s current leasehold position. Delta now owns a 100% working interest in approximately 385,000 net acres. This acquisition included a small portion of acreage that is subject to an agreement with EnCana Oil & Gas (USA) Inc., whereby the Company has the right to convert an overriding royalty interest to a working interest at project payout. In the Piceance Basin, the Company acquired Savant’s interest in an entity that owns a 25% interest in approximately 6,314 gross acres that is currently being developed. The acquisition was funded through the issuance of securities discussed in Footnote 7, Stockholders’ Equity.
     Significant Acquisition — Pro-forma Statements of Operations
On December 15, 2004, the Company entered into a purchase and sale agreement to acquire substantially all of the oil and gas assets owned by several entities related to Manti Resources, Inc., which was an unaffiliated, privately held Texas corporation (“Manti”). The adjusted purchase price of $59.7 million was paid in cash at the closing of the transaction, which occurred on January 21, 2005. The purchase price for the Manti properties was determined through arms-length negotiations. The purchase price was paid with increased borrowings on the Company’s bank credit facility. Substantially all of the assets that we acquired from Manti have been pledged as collateral for the bank credit facility.
The following unaudited pro forma condensed consolidated statements of operations assume that the Manti property acquisition occurred as of July 1, 2004:

Three Months Ended
September 30,
2004
(In thousands)
Oil and gas sales	$30,975
Net earnings from continuing operations	$13,766

Net earnings from continuing operations per common share:
Basic	$.35

Diluted	$.32

The above unaudited condensed pro forma consolidated statements of operations, based on the historical producing property operating results of Manti and Delta, are not necessarily indicative of the results of operations if Delta would have acquired the Manti properties at July 1, 2004.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(5) Oil and Gas Properties, Continued
     Fiscal 2005 — Disposition
On September 2, 2005, the Company completed the sale of its Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. The Company recorded an after tax gain on sale of oil and gas properties of $9.8 million on net proceeds of approximately $29.0 million after normal closing adjustments. The net profit earned on these assets during the quarter ended September 30, 2005 was $506,000 and has been presented in discontinued operations.
(6) Long Term Debt
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contain various restrictive covenants that may limit the Company’s and its subsidiaries ability to, among other things, incur additional indebtedness, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was in compliance with these covenants as of September 30, 2005. (See Footnote 10, “Guarantee of Financial Information”). The fair value of the Company’s senior notes at September 30, 2005 was $143.2 million.
     Credit Facility
At September 30, 2005, the $200.0 million credit facility had an available borrowing base of $75.0 million and $56.0 million outstanding. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The rate at September 30, 2005 approximated 5.7%. The loan is collateralized by substantially all of our oil and gas properties. Currently, we are required to meet certain financial covenants which include a current ratio of 1 to 1, net of availability under the facility and current derivative instruments of $23.4 million and a consolidated debt to adjusted EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) ratio of less than 3.5 to 1. The financial covenants only include subsidiaries which the Company owns 100%. At September 30, 2005, the Company was in compliance with its quarterly debt covenants and restrictions.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(6) Long Term Debt, Continued
     Term Loan — DHS
On September 30, 2005, DHS completed a financing arrangement with Guggenheim Corporate Funding, LLC (“Guggenheim”) for $35.0 million due September 30, 2010, with principal and interest payments due on the first calendar day of each quarter. The note bears interest at the Prime Rate plus 3.0%, or 9.75% at September 30, 2005. The note contains quarterly financial covenants applied to DHS on a stand-alone basis including a maximum leverage ratio of 2.5 to 1 (declining to 2.0 to 1.0 at June 30, 2006), a minimum current ratio of 1.25 to 1.0 and a minimum interest coverage ratio of 2.50 to 1, each as defined in the agreement. At September 30, 2005, DHS was in compliance with its covenants on the note.
Borrowing availability under these debt agreements at September 30, 2005 was $19 million. Maturities of long-term debt, in thousands of dollars based on contractual terms are as follows:

YEAR ENDING September 30,
2006	$7,000
2007	7,000
2008	7,000
2009	63,000
2010	7,000
Thereafter	150,000

$241,000

(7) Stockholders’ Equity
On September 27, 2005, the Company sold 5,405,418 shares of common stock to twenty-seven institutional investors at a price of $18.50 per share in cash for gross proceeds of $100.0 million and net proceeds of approximately $95.0 million. The proceeds were used to finance the Savant acquisition discussed above and to fund drilling activities.
On July 25, 2005, the Company acquired certain interests in California’s Sacramento Basin from an unrelated individual. The Company issued 50,000 shares of the Company’s common stock valued at $828,000 using the average five-day closing price before and after the terms of the agreement were agreed upon and closed. The total purchase price of $799,000, as adjusted for normal purchase price items, was allocated to proved developed producing properties.
(8) Income Taxes
The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS” 109). Income tax benefit attributable to income (loss) from continuing operations was $7.7 million and zero for the three months ended September 30, 2005 and 2004, respectively. The Company also recorded income tax expense of $6.4 million related to discontinued operations during the three months ended September 30, 2005.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(8) Income Taxes, Continued
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, and June 30, 2005. The valuation allowance at September 30, and June 30, 2005 relates primarily to a subsidiary’s net operating loss that cannot be used to reduce taxable income generated by other members of the consolidated tax group and a deferred tax asset generated by a subsidiary that is not consolidated for tax purposes and does not have a history of earnings. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.
At September 30, 2005, the Company had net operating loss carryforwards of approximately $78.4 million. Utilization of these losses will be limited to approximately $21.0 million for the six month period ended December 31, 2005 upon which the Company will file a stub period tax return as it transitions from a June 30 fiscal year to a December 31 calendar year for both GAAP and tax purposes. Approximately $42.0 million of net operating loss carryforwards will be available to offset taxable income during 2006.
(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Numerator:
Numerator for basic and diluted income (loss) per share — income (loss) available to common stockholders	$(2,163)	$3,944

Denominator:
Denominator for basic income (loss) per share-weighted average shares outstanding	42,305	39,280
Effect of dilutive securities and stock options	1,944	3,122

Denominator for diluted income (loss) per common share	44,249	42,402

Basic income (loss) per common share	$(.05)	$.10

Diluted income (loss) per common share	$(.05)	$.09

Anti-dilutive securities outstanding	830	1,504

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(10) Guarantee of Financial Information
Delta (“Issuer”) issued 7% Senior Notes (“Bond Offering”) on March 15, 2005, for the aggregate amount of $150.0 million, which pay interest semiannually on April 1st and October 1st and mature in 2015. The proceeds were used to refinance debt outstanding under the Company’s credit facility. This Bond Offering is guaranteed by all of the 100% owned subsidiaries of the Company at the time of the Bond Offering and any subsequently acquired 100% owned subsidiaries (“Guarantors”). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Bond Offering. Big Dog, Shark, DHS and Amber (“Non-guarantors” for their respective periods) are not guarantors of the indebtedness under the Bond Offering.
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005, the condensed consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows the three months ended September 30, 2005 and 2004 (in thousands).
Condensed Consolidated Balance Sheet
September 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$41,898	$971	$21,107	$—	$63,976
Property and equipment:
Oil and gas	521,631	49,658	5,007		576,296
Drilling rigs and trucks	—	—	54,045	—	54,045
Other	10,396	—	73	—	10,469

Total property and equipment	532,027	49,658	59,125	—	640,810

Accumulated DD&A	(50,107)	(1,062)	(1,988)	—	(53,157)

Net property and equipment	481,920	48,596	57,137	—	587,653

Investment in subsidiaries	3,903	—	—	(3,903)	—
Other long-term assets	57,429	(43,000)	355	—	14,784

Total assets	$585,150	$6,567	$78,599	$(3,903)	$666,413

Current liabilities	$69,586	$237	$15,750	$—	$85,573

Long-term liabilities
Long-term debt and derivative liabilities	214,315	—	28,000	—	242,315
Asset retirement obligation	2,896	24	—	—	2,920

Total long-term liabilities	217,211	24	28,000	—	245,235

Minority interest	15,215	—	—	—	15,215

Shareholders’ equity	283,138	6,306	34,849	(3,903)	320,390

Total liabilities and shareholders’ equity	$585,150	$6,567	$78,599	$(3,903)	$666,413

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(10) Guarantee of Financial Information, Continued
Condensed Consolidated Balance Sheet
June 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$23,602	$2,235	$1,197	$—	$27,034

Property and equipment:
Oil and gas	455,678	6,556	5,007		467,241
Drilling rigs and trucks	—	—	40,031	—	40,031
Other	10,347	—	65	—	10,412

Total property and equipment	466,025	6,556	45,103	—	517,684

Accumulated DD&A	(42,003)	(1,032)	(1,099)	—	(44,134)

Net property and equipment	424,022	5,524	44,004	—	473,550

Investment in subsidiaries	26,322	—	—	(26,322)	—
Other long-term assets	12,359	—	40	—	12,399

Total assets	$486,305	$7,759	$45,241	$(26,322)	$512,983

Current liabilities	$42,294	$215	$11,641	$—	$54,150

Long-term liabilities
Long-term debt and derivative liabilities	219,437	—	184	—	219,621
Asset retirement obligation	2,951	24	—	—	2,975

Total long-term liabilities	222,388	24	184	—	222,596

Minority interest	14,614	—	—	—	14,614

Shareholders’ equity	207,009	7,520	33,416	(26,322)	221,623

Total liabilities and shareholders’ equity	$486,305	$7,759	$45,241	$(26,322)	$512,983

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$28,192	$676	$5,925	$(2,815)	$31,978

Operating expenses:
Oil and gas expenses	7,419	78	—	—	7,497
Depreciation and depletion	9,438	30	942	—	10,410
Exploration expense	850	—	1	—	851
Drilling and trucking operations	—	—	3,445	(1,330)	2,115
Dry hole, abandonment and impaired	1,764	—	—	—	1,764
General and administrative	6,849	1	522	—	7,372

Total expenses	26,320	109	4,910	(1,330)	30,009

Operating income (loss)	1,872	567	1,015	(1,485)	1,969

Other income and expenses	(21,616)	2	10	(531)	(22,135)
Income tax benefit	7,721	—	—	—	7,721
Gain on sale of discontinued operations	9,776	—	—	—	9,776
Discontinued operations	506	—	—	—	506

Net income (loss)	$(1,741)	$569	$1,025	$(2,016)	$(2,163)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)
(10) Guarantee of Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2004

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$17,663	$435	$736	$(618)	$18,217

Operating expenses:
Oil and gas expenses	3,838	105	—	—	3,943
Depreciation and depletion	4,725	9	143	—	4,877
Exploration expense	538	—	(2)	—	536
Drilling and trucking operations	2	—	929	(495)	436
Dry hole, abandonment and impaired	2,254	—	—	—	2,254
General and administrative	2,753	—	183	—	2,936

Total expenses	14,110	114	1,253	(495)	14,982

Operating income (loss)	3,553	321	(517)	(123)	3,235

Other income and expenses	(847)	1	(3)	81	(768)
Income tax benefit	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—
Discontinued operations	1,477	—	—	—	1,477

Net income (loss)	$4,184	$322	$(520)	$(42)	$3,944

Condensed Consolidated Statement of Cash Flows
Three Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating activities	$(7,396)	$(1,368)	$8,335	$(429)
Investing activities	(55,681)	1,463	(39,504)	(93,722)
Financing activities	66,244	—	49,743	115,987

Net increase (decrease) in cash and cash equivalents	3,167	95	18,574	21,836

Cash at beginning of the period	1,999	196	46	2,241

Cash at the end of the period	$5,166	$291	$18,620	$24,077

Condensed Consolidated Statement of Cash Flows
Three Months Ended September 30, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating activities	$3,305	$314	$(286)	$3,333
Investing activities	4,698	(6)	(1,312)	3,380
Financing activities	(9,888)	(222)	1,544	(8,566)

Net increase (decrease) in cash and cash equivalents	(1,885)	86	(54)	(1,853)

Cash at beginning of the period	1,987	40	51	2,078

Cash at the end of the period	$102	$126	$(3)	$225

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2005 and 2004
(Unaudited)

(11) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”), and drilling operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three months ended September 30, 2005 and 2004:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
Three Months Ended September 30, 2005
Revenues from external customers	$28,868	$3,110	$—	$31,978
Inter-segment revenues	—	2,815	(2,815)	—

Total revenues	$28,868	$5,925	$(2,815)	$31,978

Operating income (loss)	$2,411	$1,044	$(1,486)	$1,969

Other income and (expense)[1]	(21,612)	9	(531)	(22,135)

Income (loss) from continuing operations, before tax	$(19,201)	$1,052	$(2,017)	$(20,166)

Three Months Ended September 30, 2004
Revenues from external customers	$18,098	$119	$—	$18,217
Inter-segment revenues	—	617	(617)	—

Total revenues	$18,098	$736	$(617)	$18,217

Operating income (loss)	$3,852	$(494)	$(123)	$3,235

Other income and (expense)[1]	(846)	(3)	81	(768)

Income (loss) from continuing operations, before tax	$3,006	$(497)	$(42)	$2,467

Total assets — June 30, 2005	$473,510	$39,473	$—	$512,983
Total assets — September 30, 2005	$592,820	$73,593	$—	$666,413

1	Includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.
(12) Subsequent event
On November 8, 2005, the Company entered into a merger agreement with Castle Energy Corporation (“Castle”) that has been approved by both Boards of Directors. The Company would acquire Castle, which holds 6,700,000 shares of the Company’s common stock, and would issue 8,500,000 shares of the Company’s common stock to the Castle’s shareholder’s, for a net issuance of 1,800,000 shares of common stock. Castle also holds $40 million in net cash and producing oil and gas properties located in Western Pennsylvania. The merger is subject to the approval of the Castle Shareholders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The statements contained in this report which are not historical fact are “forward looking statements” that involve various important risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward looking statements reported in our quarterly report on Form 10-Q. These factors include, without limitation, the risks and factors included in the following text and those identified in the Company’s annual report on Form 10K for the year ended June 30, 2005.
Quarter Ended September 30, 2005 Accomplishments
•	Successfully closed $100.0 million private placement to fund acquisition discussed below

•	Acquired 145,000 net undeveloped acres in the Columbia River Basin in Washington and 6,314 gross acres that are currently being developed in the Piceance Basin in Colorado for $85.0 million.

•	Successfully divested of the Deerlick Creek field in Tuscaloosa County, Alabama for net proceeds of $29.0 million resulting in a gain on sale of oil and gas properties of $9.8 million, net of tax.

•	Successfully closed bank financing arrangement for DHS Drilling Company (“DHS”), a consolidated subsidiary of Delta, with Guggenheim Corporate Funding, LLC (“Guggenheim”) for $35.0 million.
The following discussion and analysis relates to items that have affected our results of operations for the three months ended September 30, 2005 and 2004. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.
Results of Operations
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
Net Income. Net income decreased $6.1 million to a loss of $2.2 million or $.05 per diluted common share for the three months ended September 30, 2005, from income of $3.9 million or $.09 per diluted common share for the same period a year earlier. Income from continuing operations declined $14.9 million from $2.5 million for the three months ended September 30, 2004 to a loss of $12.4 million for the three months ended September 30, 2005 due primarily to unrealized losses on derivative contracts that do not qualify for hedge accounting, higher expense related to DHS drilling operations, equity compensation expense, and interest expense. Income from discontinued operations and gain on sale of discontinued operations for the three months ended September 30, 2005 was $10.3 million, an increase of $8.8 million over the year earlier period due to the $9.8 million gain on the sale of the Company’s Deerlick Creek Field.
Revenue. During the three months ended September 30, 2005, oil and natural gas revenue from continuing operations increased 74% to $31.6 million, as compared to $18.1 million for the same period a year earlier. The increase was the result of an average onshore gas price received during the three months ended September 30, 2005 of $8.25 per Mcf compared to $5.45 per Mcf for the same period a year earlier, an increase in average onshore oil price received during the three months ended September 30, 2005 of $60.39 per Bbl compared to $42.27 per Bbl for the same period a year earlier, an increase in offshore oil price received of $49.93 per Bbl during the three months ended September 30, 2005 compared to $30.90 for the same period a year earlier, and a 20% increase in average daily production over the prior year.

The net realized losses from hedging activities were $2.7 million and zero for the three months ended September 30, 2005 and 2004, respectively. These losses are recorded as a decrease in revenues.
Drilling Revenue. In March 2004, we acquired a 50% interest in both the Big Dog Drilling Company and Shark Trucking Company to enable us to have access to drilling rigs and rig transportation facilities on a priority basis. On March 31, 2005, we purchased the remaining interest in Big Dog Drilling Co., LLC (“Big Dog”) for our interest in Shark Trucking, LLC (“Shark”), one of Big Dog’s rigs and related equipment and 100,000 shares of our stock valued at $1.4 million. On April 15, 2005, we conveyed our interest in Big Dog to DHS Drilling Company in exchange for 4,500,000 shares of DHS Drilling Company’s restricted stock, or 90% of its issued and outstanding shares. The remaining 10% was then owned by two officers of DHS who will earn their interest over five years of employment. Effective May 1, 2005, DHS sold 45% of its restricted stock in the Company to Chesapeake Energy, Inc. for $15.0 million. Delta currently owns 49.5% of DHS, controls the board of directors and has access to all drilling rigs for Company use and operations.
Drilling revenues for the three months ended September 30, 2005 increased to $3.1 million compared to $119,000 for the same period a year earlier. Drilling revenue is earned under day-work contracts where we provide a drilling rig with required personnel to our third party customers, who supervise the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is in use. During the mobilization period we typically earn a fixed amount of revenue based on the mobilization rate stated in the contract. Drilling revenues earned on wells drilled for Delta have been eliminated through consolidation.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,
	2005		2004
	Onshore	Offshore	Onshore	Offshore
Production:
Oil (MBbl)	214	36	222	35
Gas (MMcf)	2,041	—	1,401	—
Production — Discontinued Operations:
Oil (MBbl)	—	—	2	—
Gas (MMcf)	155	—	378	—
Average Price — Continuing Operations:
Oil (per barrel)	$60.39	$49.93	$42.27	$30.90
Gas (per Mcf)	$8.25	$—	$5.45	$—

Costs per Mcfe
Hedge effect	$(1.83)	$—	$—	$—
Lease operating expense	$1.05	$6.05	$.64	$3.75
Production taxes	$.71	$.21	$.47	$.05
Transportation costs	$.14	$—	$.04	$—
Depletion expense	$2.70	$.85	$1.62	$.77

Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2005 were $4.8 million compared to $2.5 million for the same period a year earlier. Lease operating expense from continuing operations for onshore properties for the three months ended September 30, 2005 was $1.05 per Mcfe as compared to $.64 per Mcfe for the same period a year earlier. Lease operating expense from continuing operations for offshore properties was $6.05 per Mcfe for the three months ended September 30, 2005 and $3.75 per Mcfe for the same period a year earlier. This increase in lease operating expenses can be attributed to the percentage of wells owned in the Gulf Coast region compared to our other regions. Our Gulf Coast region wells, primarily in our Newton field, cost more to produce. In addition, lease operating costs have increased due to generally rising field costs associated with the increased demand for services during the current period of higher commodity prices compared to a year earlier.
Depreciation, Depletion and Amortization — oil and gas. Depreciation, depletion and amortization expense increased 100% to $9.5 million for the three months ended September 30 2005, as compared to $4.7 million for the same period a year earlier. Our onshore depletion rate increased to $2.70 per Mcfe for the three months ended September 30, 2005 from $1.62 per Mcfe for the same period a year earlier. Our depletion rate increase can be attributed to our focus on deep, multi-stage completion projects. Since it takes several months to conclude our completion process procedures, the majority of our well costs are depleted over initially completed zones. As additional zones are completed up-hole, the depletion rate will decrease. In addition, our depletion rate increase has been significantly impacted by disappointing drilling results in our South Angleton field. Based on these results, our engineers decreased the ultimate recovery for this field which increased our depletion rate. The high commodity prices increased the South Angleton field’s ultimate recoverable value at September 30, 2005, so no impairment was required. If commodity prices fall and drilling results do not improve, this field may be at risk for future impairments.
Depreciation and Amortization — drilling. Depreciation and amortization expense — drilling increased to $942,000 for the three months ended September 30, 2005, as compared to $143,000 for the same period a year earlier. This increase can be attributed to the increase in utilization rates from additional rigs.
Dry Hole Costs. We incurred dry hole costs of approximately $1.8 million for the three months ended September 30, 2005 compared to $2.3 million for the same period a year ago. Our dry hole costs during 2005 were primarily comprised of two exploratory projects, one in Utah County, Utah and the other in Montrose County, Colorado.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the three months ended September 30, 2005 were $851,000 compared to $536,000 for the same period a year earlier. Current year activities include newly acquired seismic information in Polk County, Texas and a 60 square mile shoot in Newton County, Texas.
Drilling Expenses. Drilling expenses increased to $2.1 million for the three months ended September 30, 2005 compared to $436,000 for the same period a year earlier. This increase can be attributed to the increase in utilization rates from additional rigs.
Professional Fees. Professional fees include corporate legal costs, accounting fees, shareholder relations consultants and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to our undeveloped offshore California leases. Our professional fees increased 112% to $734,000 for the three months ended September 30, 2005, as compared to $346,000 for the same period a year earlier. The increase in professional fees can be attributed largely to compliance with the Sarbanes-Oxley Act and general increases in corporate activity.

General and Administrative Expense. General and administrative expense increased 156% to $6.6 million for the three months ended September 30, 2005, as compared to $2.6 million for the same period a year earlier. The increase in general and administrative expenses is primarily attributed to the adoption of SFAS No. 123R, the 77% increase in technical and administrative staff and related personnel costs, the expansion of our office facility and an increase in travel primarily relating to investor relations.
In December, 2004, SFAS No. 123 (Revised 2004), “Share Based Payment” was issued, requiring us to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the income statement. The cost of share based payments will be recognized over the period the employee provides service. We recognized compensation expense related to stock options of approximately $1.1 million relating to employee provided services during the quarter ended September 30, 2005. In addition, we issued restricted stock to officers, directors and employees as additional compensation. Restricted stock grants are recorded at the closing price on the date issued and expensed as they vest, usually over a three year period. We also recorded $456,000 of restricted stock compensation expense for the three months ended September 30, 2005.
Unrealized Losses on Derivative Contracts, Net. During the three months ended September 30, 2005, our gas derivative contracts became ineffective and no longer qualified for hedge accounting. Hedge ineffectiveness results from different changes in the NYMEX contract terms and the physical location, grade and quality of our oil and gas production. The change in fair value of our gas contracts in the first quarter are reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders equity. As a result, we recognized an $18.8 million non-cash loss in our statement of operations. As commodity prices fluctuate, we will record our gas derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations. Our oil derivative contracts continue to qualify for hedge accounting.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from Big Dog and Shark in the three months ended September 30, 2004 and from DHS in the three months ended September 30, 2005.
Interest and Financing Costs. Interest and financing costs increased 355% to $4.0 million for the three months ended September 30, 2005, as compared to $883,000 for the same period a year earlier. The increase is primarily related to the $150.0 million senior note offering completed in March 2005 and the increase in the average amount outstanding under our credit facility incurred to fund the Manti acquisition completed in January 2005 and our increased investments in the Columbia River prospect in Washington completed in April and September 2005.
Discontinued Operations. On September 2, 2005, we completed the sale of our Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. We recorded a gain on sale of oil and gas properties of $9.8 million on net proceeds of $29.0 million after normal closing adjustments. The net after tax profit earned on these assets during the quarter ended September 30, 2005 was $506,000.

Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permitted, and through cash provided by operating activities and sale of oil and gas properties. On March 15, 2005, we issued $150.0 million in 7% senior unsecured notes, for aggregate net proceeds of $149.3 million. At the same time, we also increased our credit facility to $200.0 million with an initial borrowing base of $75.0 million, $19.0 million of which is not drawn at September 30, 2005. On September 27, 2005, we completed a private placement of 5,405,418 shares of our common stock to twenty-seven institutional investors at a price of $18.50 per share in cash for gross proceeds of $100.0 million and net proceeds of $95.0 million. The majority of the proceeds were immediately used to acquire additional oil and gas properties. On September 2, 2005 we sold our non-core Deerlick Field located in Tuscaloosa, Alabama for $29.0 million, subject to certain normal closing adjustments and on September 30, 2005, DHS completed a five year financing arrangement for $35.0 million.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production and the success of our exploration and production activities in generating additions to production.
We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.
We believe that borrowings under our revolving credit facility, projected operating cash flows and cash on hand will be sufficient to meet the requirements of our business; however, future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. We cannot give assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to, drilling results, product pricing and future acquisitions and divestitures of properties.
Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the three months ended September 30, 2005, we completed the following transactions:
On September 29, 2005 we acquired an undivided 50% working interest in approximately 145,000 net undeveloped acres in the Columbia River Basin in Washington, and purchased an interest in undeveloped acreage in the Piceance Basin in Colorado from Savant Resources, LLC (“Savant”) for an aggregate purchase price of $85.0 million in cash. James Wallace, one of our directors, owns approximately a 1.7% interest in Savant, and also serves as a director of Savant. The majority of the acquired acreage in the Columbia River Basin consolidates our current leasehold position. We now own a 100% working interest in approximately 385,000 net acres. This acquisition included a small portion of acreage that is subject to an agreement with EnCana Oil & Gas (USA) Inc., whereby we have the right to convert an overriding royalty interest to a working interest at project payout. In the Piceance Basin, we acquired Savant’s interest in an entity that owns a 25% interest in approximately 6,314 gross acres that is currently being developed. This acquisition was funded through the issuance of securities discussed below.

On September 27, 2005, we completed a private placement of 5,405,418 shares of our common stock to twenty-seven institutional investors at a price of $18.50 per share in cash for gross proceeds of $100.0 million and net proceeds of $95.0 million.
Historical Cashflow
Our cashflow from operating activities decreased from $3.3 million for three months ended September 30, 2004 to cash used in operating activities of $429,000, primarily as a result of a 77% net reduction in working capital. Our net cash used in investing activities increased to $93.7 million for the three months ended September 30, 2005 compared to net cash provided by investing activities of $3.4 million for the same period a year earlier. The increase in cash used for investing activity can be attributed to the 607% increase in capital expenditures and drilling programs in both the Rocky Mountain and Gulf Coast regions along with a $14.0 million investment in drilling rigs. Cash provided from financing was $116.0 million for the three months ended September 30, 2005 compared with cash used in financing activities of $8.6 million for the same period the prior year. During the three months ended September 30, 2005, we financed our operations with the issuance of $95.0 million in newly issued equity and $21.0 million in net debt additions.
Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the three months ended September 30, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Savant acquisition	$85,810	—
Washington County South and North Tongue	828	9,900
Karnes County, Texas	—	5,000
Other	2,035

Other development costs	34,823	10,157
Drilling and trucking companies	14,023	1,145
Exploration costs	851	536

	$138,370	$26,738

FUNDING SOURCES:
Cash flow provided by (used in) operating activities	$(429)	$3,333
Stock issued for cash upon exercised options	481	289
Stock issued for cash, net	94,999	—
Net long-term borrowings	20,507	(8,855)
Proceeds from sale of oil and gas properties	28,981	18,721
Other	1,330	41

	$145,869	$13,529

We anticipate our drilling capital and exploration expenditures to range between $35.0 and $40.0 million for the three months ending December 31, 2005. However, the timing of most of our capital expenditures is discretionary.

Sale of Oil and Gas Properties — Discontinued Operations
On September 2, 2005, the Company completed the sale of its Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. The Company recorded a gain on sale of oil and gas properties of $9.8 million on net proceeds of $29.0 million after normal closing adjustments. The net profit earned on these assets during the quarter ended September 30, 2005 of $506,000 has been shown in discontinued operations.
Contractual and Long Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at September 30, 2005	1 year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,500	21,000	21,000	46,784	99,284
Credit facility	—	—	56,000	—	56,000
DHS Note	7,000	14,000	14,000	—	35,000
Derivative liability	23,488	8,925	—	—	32,413
Abandonment retirement obligation	466	340	478	6,049	7,333
Operating leases	1,691	3,265	2,727	3,373	11,056
Other debt obligations	72	99	—	—	171

Total contractual cash obligations	$43,217	$47,629	$94,205	$206,206	$391,257

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
     Credit Facility
At September 30, 2005, the $200.0 million credit facility had an available borrowing base of approximately $75.0 million and $56.0 million outstanding. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The loan is collateralized by substantially all of our oil and gas properties. Currently, we are required to meet certain financial covenants which include a current ratio of 1 to 1, net of availability under our credit facility and current derivative instruments of $23.4 million and a consolidated debt to adjusted EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) ratio of less than 3.5 to 1. The financial covenants only include subsidiaries which we own 100%. At September 30, 2005, we were in compliance with our quarterly debt covenants and restrictions.

Subsequent determinations of the borrowing base will be made by the Banks at least semi-annually on April 1 and October 1 of each year or as special re-determinations. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility.
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
     Term Loan — DHS
On September 30, 2005, DHS completed a financing arrangement with Guggenheim Corporate Funding, LLC (“Guggenheim”) for $35.0 million due September 30, 2010, with principal and interest payments due on the first calendar day of each quarter. The note bears interest at the Prime Rate plus 3.0%, or 9.75% at September 30, 2005. The note contains quarterly financial covenants applied to DHS on a stand-alone basis including a maximum leverage ratio of 2.5 to 1 (declining to 2.0 to 1.0 at June 30, 2006), a minimum current ratio of 1.25 to 1.0 and a minimum interest coverage ratio of 2.50 to 1, each as defined in the agreement. At September 30, 2005, DHS was in compliance with its covenants on the note.
     Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of this obligation will not occur during the next five years.
Our corporate office in Denver, Colorado is under an operating lease which will expire in fiscal 2015. Our average yearly payments approximate $772,000 over the life of the lease. We have additional operating lease commitments which represent office equipment leases and short term debt obligations primarily relating to field vehicles and equipment.

Derivative instruments represent the net estimated unrealized losses for our oil and gas hedges at September 30, 2005. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for more information regarding our hedges.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. We did not record an impairment during the three months ended September 30, 2005 and 2004.
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

All derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as other expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management (CPRM) activities.
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
In March 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143”). FIN 47 clarifies the term “conditional asset retirement obligation” as it is used in SFAS No. 143. The Company applied the guidance of FIN 47 beginning July 1, 2005 resulting in no impact on its financial statements.
Deferred Tax Asset Valuation Allowance
The Company follows SFAS No. 109, “Accounting for Income Taxes,” to account for its deferred tax assets and liabilities. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As a result of management’s current assessment, the Company maintains a valuation allowance against a portion of its deferred tax assets. The Company will continue to monitor facts and circumstances in its reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. As a result, the Company may determine that the deferred tax asset valuation allowance should be increased or decreased. Such changes would impact net income through offsetting changes in income tax expense.

Recently Issued Accounting Standards and Pronouncements
Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position 19-1, (“FSP 19-1”) “Accounting for Suspended Well Costs”. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved. FSP 19-1 is effective for all reporting periods beginning after April 4, 2005, and accordingly, we adopted FSP 19-1 on July 1, 2005. The following table reflects the net changes in capitalized exploratory well costs for three months ended September 30, 2005:

2005
(In thousands)
Balance at beginning of period, July 1,	$530
Additions to capitalized exploratory well costs pending the determination of proved reserves[1]	—
Reclassified to proved oil and gas properties based on the determination of proved reserves	—
Capitalized exploratory well costs charged to dry hole expense	(530)

Balance at end of period, September 30,	$—

[1]	The final FSP directs that costs suspended and expensed in the same period not be included in this analysis.
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

						Net Fair Value
			Price Floor /			Asset (Liability) at
Commodity	Volume		Price Ceiling	Term	Index	Sept. 30, 2005
						(In thousands)
Contracts that qualify for hedge accounting
Crude oil	6,000	Bbls/month	$35.00 / $49.75	Apr ’05 - Dec ’05	NYMEX-WTI	$(298)
Crude oil	40,000	Bbls/month	$40.00 / $50.34	July ’05 - June ’06	NYMEX-WTI	(6,093)
Crude oil	10,000	Bbls/month	$45.00 / $56.90	July ’05 - June ’06	NYMEX-WTI	(1,007)
Crude oil	25,000	Bbls/month	$35.00 / $61.80	July ’06 - June ’07	NYMEX-WTI	(2,933)
Contracts that do not qualify for hedge accounting
Natural gas	3,000	MMBtu/day	$5.00 / $7.85	Apr ’05 - Oct ’05	NYMEX-H HUB	(447)
Natural gas	10,000	MMBtu/day	$5.00 / $9.60	July ’05 - June ’06	NYMEX-H HUB	(9,832)
Natural gas	3,000	MMBtu/day	$6.00 / $9.35	July ’05 - June ’06	NYMEX-H HUB	(3,116)
Natural gas	13,000	MMBtu/day	$5.00 / $10.20	July ’06 - June ’07	NYMEX-H HUB	(8,230)

						(31,956)

The net fair value of our derivative instruments obligation was $32.0 million at September 30, 2005 and $21.6 million on November 1, 2005.
A $1.00 change in oil and gas received for our production would have an impact of approximately $1.6 million on our oil and gas revenue for the three months ended September 30, 2005.

Interest Rate Risk
We were subject to interest rate risk from our credit facility of $56.0 million which had variable rate debt obligations at September 30, 2005. The annual effect of a ten percent change in interest rates would be approximately $780,000. The interest rate on these variable debt obligations approximates current market rates as of September 30, 2005.
Item 4. Controls and Procedures
As of September 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2005, we issued securities that were not registered under the Securities Act of 1933 and have not been reported in report on Form 8-K as follows:
On July 15, 2005, we issued a total of 50,000 shares of our common stock to Joy S. Bell in exchange for certain oil and gas interests that were owned by her. All of these shares have been subsequently registered for re-sale by her under the Securities Act of 1933, as amended.
We reasonably believe that the above investor was an “Accredited Investor” as such term is defined in Rule 501 of Regulation D at the time each of the issuances occurred. The investor acquired the shares for investment purposes. A restrictive legend was placed on the certificate issued to the investor, and stop transfer orders were given to our transfer agent. A Forms D reporting the offering was filed with the Securities and Exchange Commission.

Glossary of Oil and Gas Terms
     The terms defined in this section are used throughout this Form 10-Q.
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

Date: November 9, 2005

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