Form 10-K/A
period 2005-06-30
DELTA PETROLEUM CORP/CO
filed 2005-11-17
CIK 821483

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





EXPLANATORY NOTE:

     This amendment to the Annual Report on Form 10-K of Delta Petroleum Corporation is being filed to correct certain information in Items 11 and 12 of the Form 10-K.


                              TABLE OF CONTENTS

                                                                       PAGE
                                  PART III

Item 11.   EXECUTIVE COMPENSATION ....................................   3

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT ..............................................   8


                                  PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...................  12




































                                      2


                                  PART III

Item 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE




                                                                     Long-term Compensation
                                                           --------------------------------------
                                                                    Awards
                                                           ----------------------
                                      Annual Compensation  Restricted
                                      -------------------    Stock     Securities    All Other
        Name and                       Salary     Bonus     Awards(s)  Underlying   Compensation
   Principal Position       Period     ($) (1)     ($)      ($) (7)    Options (#)     ($) (8)
------------------------  ----------  ---------  --------  ----------  -----------  ------------
Roger A. Parker           Year Ended
President, Chief          6/30/2005   $450,000   $340,000   $383,500    175,000 (2)   $37,000
Executive Officer and     Year Ended
Director                  6/30/04      340,000    340,000       -       500,000 (2)    41,000
                          Year Ended
                          6/30/03      240,000    272,000       -          -           40,000


Aleron H. Larson, Jr.     Year Ended
Chairman, Secretary       6/30/05     $300,000   $   -      $168,740     70,000 (4)   $39,000
and Director(3)           Year Ended
                          6/30/04      275,000    200,000       -       500,000 (4)    41,000
                          Year Ended
                          6/30/03      240,000    192,500       -          -           40,000

Kevin K. Nanke            Year Ended
Treasurer and Chief       6/30/05     $225,000   $180,000   $191,750     87,500 (5)   $37,000
Financial Officer         Year Ended
                          6/30/04      200,000    200,000       -       250,000 (5)    41,000
                          Year Ended
                          6/30/03      180,000    130,000       -          -           40,000

John R. Wallace           Year Ended
Executive Vice President  6/30/05     $225,000   $180,000   $191,750     87,500 (6)   $37,000
and Chief Operating       Year Ended
Officer                   6/30/04      150,000    200,000       -       200,000 (6)      -
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


                                                3


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

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                               AND FY END OPTION VALUES

                                                   Number of
                                                   Securities          Value of
                                                   Underlying          Unexercised
                                                   Unexercised         in the Money
                          Shares                   Options at          Options at
                         Acquired                  June 30, 2005(#)    June 30, 2005($)
                            on        Realized     Exercisable/        Exercisable/
        Name            Exercise(#)     ($)        Unexercisable       Unexercisable
        ----            -----------  -----------   ------------------  --------------
Roger A. Parker            675,000   $ 5,616,950   925,000 / 175,000   $6,695,000 / 0
Aleron H. Larson, Jr.    1,205,000   $13,787,450   570,000 /       0   $4,415,000 / 0
Kevin K. Nanke                -             -      532,476 /  87,500   $4,775,061 / 0
John R. Wallace               -             -      287,500 /  87,500   $  434,000 / 0



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




     (b)  Security Ownership of Management:



                                               Amount and Nature
                    Name of                    of Beneficial       Percent
Title of Class(1)   Beneficial Owner           Ownership           of Class(2)
-----------------   ----------------           -----------------   -----------
Common Stock        Roger A. Parker              1,773,201 (3)        3.65%
Common Stock        Aleron H. Larson, Jr.          585,000 (4)        1.21%
Common Stock        Kevin K. Nanke                 574,976 (5)        1.19%
Common Stock        John R. Wallace                324,700 (6)         .68%
Common stock        James B. Wallace                78,500 (7)         .16%
Common stock        Russell S. Lewis                56,000 (8)         .12%
Common stock        Jerrie F. Eckelberger           42,725 (9)         .09%
Common Stock        Neal A. Stanley                 19,000 (10)        .04%
Common Stock        Jordan R. Smith                 16,000 (11)        .03%
Common stock        Kevin R. Collins                  -                --
Common Stock        James P. Van Blarcom              -                --
Common stock        All Officers and Directors   3,470,102 (12)       6.92%
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




                                      10



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



























                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K/A Amendment No. 2 to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 17th day of November, 2005.

                                   DELTA PETROLEUM CORPORATION



                                   By:/s/ Roger A. Parker
                                      Roger A. Parker, Chairman,
                                      President and Chief Executive Officer



                                   By:/s/ Kevin K. Nanke
                                      Kevin K. Nanke, Treasurer
                                      and Chief Financial Officer






















