Form 10-K
period 2005-12-31
DELTA PETROLEUM CORP/CO
filed 2006-03-10
CIK 821483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2005 to December 31, 2005
Commission File No. 0-16203
DELTA PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1060803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 4300 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 293-9133
Securities registered under Section 12(b) of the Act: None
Securities registered under to Section 12(g) of the Act:
Common Stock, $.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $458,491,000, based on the closing price of the Common Stock on the NASDAQ National Market of $14.12 per share. As of February 28, 2006, 51,013,176 shares of registrant’s Common Stock, $.01 par value, were issued and outstanding.
     Documents incorporated by reference: The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Transition Report on Form 10-K are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; expected results or benefits associated with recent acquisitions; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); our expectation that we will have adequate cash from operations and credit facility borrowings to meet future debt service, capital expenditure and working capital requirements in fiscal year 2006; nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both crude oil and natural gas;

•	the timing, effects and success of our acquisitions, dispositions and exploration development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	our ability to find, acquire, market, develop and produce new properties;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids.
All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I

Item 1.	Description of Business
General
Delta Petroleum Corporation is an independent energy company engaged primarily in the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil. Our core areas of operation are the Rocky Mountain and Gulf Coast regions, which comprise the majority of our proved reserves, production and long-term growth prospects. We have a significant drilling inventory that consists of proved and unproved locations, the majority of which are located in our Rocky Mountain development projects.
We also have an ownership interest in a drilling company, providing the benefit of full-time access to eleven drilling rigs, primarily in the Rocky Mountain region. We generally concentrate our exploration and development efforts in fields where we can apply our technical exploration and development expertise, and where we have accumulated significant operational control and experience.
At December 31, 2005, the Company owned 4,277,977 shares of the common stock of Amber Resources Company (“Amber”), representing 91.68% of the outstanding common stock of Amber. Amber is a public company that owns undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
Delta was incorporated in Colorado in 1984. Effective January 31, 2006, Delta reincorporated in Delaware, thereby changing our state of incorporation from Colorado to Delaware. Our principal executive offices are located at 370 17th Street, Suite 4300, Denver, Colorado 80202. Our telephone number is (303) 293-9133. We also maintain a website at http://www.deltapetro.com which contains information about us. Our website is not part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at our website.
Fiscal Year Change
On September 14, 2005, our Board of Directors approved the change of our fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K is a transitional report, and includes information for the six-month transitional period ended December 31, 2005 and for the twelve-month periods ended June 30, 2005, 2004 and 2003. In this Form 10-K, when we refer to “fiscal 2006”, we mean the twelve-month period ending December 31, 2006.
Overview and Strategy
Our focus is to increase stockholder value by pursuing our corporate strategy of development of our existing properties, reserve growth through repeatable development and operational control, strategic acquisitions in our core areas or in high potential resource plays, and hedging activity directed at limiting cash flow risk.
Concurrent development of our core areas
We intend to simultaneously develop drilling locations in both of our core areas in the near term, although we expect that our drilling efforts and capital expenditures will focus increasingly on the Rockies, where approximately two-thirds of our fiscal 2006 capital budget is allocated and more than one-half of our undeveloped acreage is located. Fields in our core areas provide a multi-year inventory of drilling locations with relatively low geologic risk, and the different well production characteristics of each region allow us to maintain a balance between long-lived reserves and high production rates.

Develop our long-lived Rockies gas projects. We intend to develop our multi-year inventory of drilling locations in the Rocky Mountains. The well performance in our project areas indicates that there are substantial quantities of unproved reserves. Many of our targeted drilling locations are in reservoirs that demonstrate predictable geologic attributes and consistent reservoir characteristics, which typically lead to reliable drilling results.
Increase drilling activity in our Gulf Coast projects. We intend to take advantage of select high impact well locations in three major areas of the Gulf Coast where we predict significant reserves per successful well. Because of the high initial production rates associated with this area, we expect our Gulf Coast drilling activity to result in significant increases in net daily production in the near term.
Reserve growth through repeatable development
We have experienced rapid reserve and production growth over the past three years through a combination of acquisitions and drilling successes. The majority of our reserve and production growth historically has come through acquisitions. In the future we anticipate the majority of our reserve and production growth to come through the execution of our drilling program on a large inventory of proved and unproved locations.
As of December 31, 2005, our reserves were comprised of approximately 181.2 Bcf of natural gas and 14.7 Mmbls of crude oil or 269.4 Mcfe. On an equivalent basis, 67% of our proved reserves were natural gas and 38.5% were proved developed. Approximately 38% of our proved reserves were located in the Rocky Mountains, 48% in the Gulf Coast, and 14% in other locations. Our reserve estimates change continuously and are evaluated by us on an annual basis. Deviations in the market prices of both crude oil and natural gas and the effects of acquisitions, dispositions and exploratory development activities may have a significant effect on the quantities and future values of our reserves. Our reserves in the Rocky Mountains, where we plan to increasingly focus our drilling efforts and capital expenditures, are generally characterized as long-lived with low decline rates. This balance of high-return Gulf Coast drilling and long-lived Rockies reserves will allow us to increase near term production rates and cash flow while building our reserve base and lengthening our average reserve life, which was 19.0 years as of December 31, 2005.
Maintain high percentage ownership and operational control over our asset base
As of December 31, 2005, we controlled approximately 990,000 net undeveloped acres, representing in excess of 96% of our total acreage position. We retain a high degree of operational control over our asset base, with an average working interest in excess of 90% as of December 31, 2005. This provides us with controlling interests in a multi-year inventory of drilling locations, positioning us for continued reserve and production growth through our drilling operations. We plan to maintain this advantage to allow us to control the timing, level and allocation of our drilling capital expenditures and the technology and methods utilized in the planning, drilling and completion process. We believe this flexibility to opportunistically pursue exploitation and development projects relating to our properties provide us with a useful competitive advantage. We also have a controlling interest in a drilling company, providing the benefit of access to eleven drilling rigs located primarily in the Rocky Mountains.
Acquire and maintain acreage positions in high potential resource plays
We believe that our ongoing development of reserves in our core areas should be supplemented with exploratory efforts that may lead to new core areas in the future. We continually evaluate our opportunities and when an attractive potential opportunity that takes advantage of our strengths is identified it may be pursued. At December 31, 2005, we had a significant undeveloped, unproved acreage position in the Columbia River Basin located in southeast Washington and northeast Oregon. There are other major exploration and production companies conducting drilling activities in the basin; we participate in certain of these activities and we plan to observe the results of this drilling activity before we determine our drilling and development program on our acreage position. During early 2006, we announced the acquisition of a 65% working interest in 88,000 acres in Central Utah. We expect to commence drilling operations in this area during 2006.

Pursue disciplined acquisition strategy in our core areas of operation
Historically we have been successful at growing through targeted acquisitions. Although our multi-year drilling inventory provides us with the ability to grow reserves and production organically without acquisitions, we continue to evaluate acquisition opportunities in our core areas of operation. Historically, our acquisitions have been funded with a significant amount of equity to maintain a balanced capital structure. In addition to potential acquisitions, we will continue to look to divest our assets in fully developed, non-core areas.
Maintain an active hedging program
We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, typically costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy. We use hedges to limit the risk of fluctuating cash flows that fund our capital expenditure program. We also typically use hedges in conjunction with acquisitions to achieve expected economic returns during the payout period. Approximately 32% of our estimated 2006 oil and gas production is hedged through fiscal 2006.
Experienced management and operational team with advanced exploration and development technology
Our senior management team has an average of 25 years of experience in the oil and gas industry, and has a proven track record of creating value both organically and through strategic acquisitions. Our management team is supported by an active board of directors with extensive experience in the oil and gas industry. Our experienced technical staff utilizes sophisticated geologic and 3-D seismic models to enhance predictability and reproducibility over significantly larger areas than historically possible. We also utilize multi-zone, multi-stage artificial stimulation (“frac”) technology in completing our wells to substantially increase near-term production, resulting in faster payback periods and higher rates of return and present values. Our team has successfully applied these techniques, normally associated with completions in the most advanced Rocky Mountain gas fields, to our largest Gulf Coast field to improve initial and ultimate production and returns.
Recent developments
In November 2005, we announced our merger agreement with Castle Energy Corporation. The Company will acquire Castle, which holds 6.7 million shares of Delta common stock, for 8.5 million shares of Delta common stock, for a net issuance of 1.8 million shares. Castle’s other assets include approximately $22.4 million in net assets, producing oil and gas properties located in Western Pennsylvania and certain other assets. The merger is subject to the approval of Castle’s stockholders. The merger is expected to be completed in late first quarter or early second quarter 2006.
In late 2005 we transferred our ownership in approximately 64,000 net acres of non-operated interests in the Columbia River Basin to CRB Partners, LLC, which originally was a wholly-owned subsidiary (“CRBP”). Subsequent to year-end, we sold a minority interest in CRBP. We have retained the majority ownership in, and are the manager of, CRBP. This sale did not involve any of our operated 100% leasehold of approximately 332,000 net acres in the Columbia River Basin. We expect that meaningful drilling results will be forthcoming in 2006.
On February 1, 2006 Delta entered into a purchase and sale agreement with Armstrong Resources, LLC (“Armstrong”) to acquire a 65% working interest in approximately 88,000 acres in the central Utah hingeline play (the “Central Utah Acquisition”) for a purchase price of $24 million in cash and 673,000 shares of common stock valued at $16.1 million. The agreement is effective for all purposes as of January 26, 2006. Armstrong will retain the remaining 35% working interest in the acreage. As part of the transaction, Delta will pay 100% of the drilling costs for the first three wells in the project. Delta will be the operator of the majority of the acreage, and drilling is expected to begin during 2006. In conjunction with the Central Utah Acquisition, Delta filed a registration statement with the Securities and Exchange Commission and sold 1.5 million shares of common stock. The net proceeds from the offering were used to fund the cash portion of the acquisition purchase price and for general corporate purposes.

Operations
During the six months ended December 31, 2005, we were primarily engaged in two industries, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities, and contract drilling operations.
Oil and Gas Operations
The following table presents information regarding our primary oil and gas areas of operations as of December 31, 2005:

	Proved	%		2005
	Reserves	Natural	% Proved	Production
Areas of Operations	(Bcfe)(1)	Gas	Developed	(MMcfe/d)(2)
Rocky Mountain Region	102.0	96.0%	22.0%	7.4
Gulf Coast Region	129.1	46.0%	45.1%	19.4
Offshore California	5.7	—%	69.2%	2.6
Other	32.6	73.0%	58.9%	7.4

Total	269.4	67.2%	38.5%	36.8

(1)	Bcfe means billion cubic feet of gas equivalent

(2)	MMcfe/d means million cubic feet of gas equivalent per day
We intend to focus our development on two of our primary areas of operations in the Rocky Mountains and Gulf Coast. For the year ending December 31, 2006, we estimate our exploration and development capital budget to range between $150.0 — $195.0 million.
Our oil and gas operations have been comprised primarily of production of oil and gas, drilling exploratory and development wells and related operations and acquiring and selling oil and gas properties. Directly or through wholly-owned subsidiaries, and through Amber and CRBP, we currently own producing and non-producing oil and gas interests, undeveloped leasehold interests and related assets in fifteen (15) states, interests in a producing Federal unit offshore California and undeveloped offshore Federal leases near Santa Barbara, California. We intend to continue our emphasis on the drilling of exploratory and development wells primarily in Colorado, Utah, Texas and Wyoming.
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
Contract Drilling Operations
In March 2004, we acquired a 50% interest in both Big Dog Drilling Co., LLC (“Big Dog”) and Shark Trucking Co., LLC (“Shark”) to enable us to have access to drilling rigs and rig transportation facilities on a priority basis. On March 31, 2005, we purchased the remaining interest in Big Dog in exchange for our interest in Shark, one of Big Dog’s rigs and related equipment, and 100,000 shares of our stock valued at $1.4 million. On April 15, 2005, we conveyed our interest in Big Dog to DHS Drilling Company (“DHS”) in exchange for 4,500,000 shares of DHS restricted stock, or 90% of its issued and outstanding shares. The remaining 10% was then owned by two officers of DHS who have entered into stock forfeiture agreements with DHS in connection with their employment. Effective May 1, 2005, DHS sold shares of its restricted stock, representing a 45% ownership interest in DHS, to Chesapeake Energy, Inc. for $15.0 million. Delta currently owns 49.5% of DHS, controls the board of directors and has access to all drilling rigs for Company use and operations.

At December 31, 2005, DHS owned eleven drilling rigs with depth ratings of approximately 7,500 to 20,000 feet. In addition, in early 2006, two additional rigs were acquired. We have the right to use all of the rigs on a priority basis, although approximately half are currently working for third party operators.
The following table presents our utilization rates and rigs available for service for the six months ended December 31, 2005 and the fiscal year ended June 30, 2005:

	Six Months Ended	Year Ended
	December 31, 2005	June 30, 2005 [1]
Average number of rigs owned during period	6.4	3.2
Total rig days available [2]	1,178	289
Average drilling revenue per day	$13,312	$10,280

[1]	Includes April 4, 2005 (DHS inception) through June 30, 2005.

[2]	Total rig days available includes the number of days each rig was either under contract or available for contract.
On November 9, 2005, DHS acquired 100% of Chapman Trucking for $4.5 million in cash and the results of operations of the entity is included in our consolidated statement of operations since that date. The purpose of the acquisition was to gain ownership, control and access to Chapman’s 18 trucks and 37 trailers. Chapman will continue to market trucking services in the Casper, Wyoming area, as well as enter the rig moving market for DHS and third party drilling rigs.
Contracts — Drilling
All DHS drilling contracts are on a dayrate basis and vary depending upon the rig employed, equipment and services supplied, geographic location, term of the contract, competitive conditions and other variables. Our contracts generally provide for a basic dayrate during drilling operations, with lower rates or no payment for periods of equipment breakdown. When a rig is mobilized or demobilizes from an operating area, a contract may provide for different dayrates during the mobilization or demobilization. Contracts to employ our drilling rigs have a term based on a specified period of time or the time required to drill a specified well or number of wells. The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term, or by exercising a right of first refusal. Most contracts permit the customer to terminate the contract at the customer’s option without paying a termination fee.
Markets
The principal products produced by us are crude oil and natural gas. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies which have facilities near our producing properties.
DHS’s principal market is the drilling of oil and gas wells for us and others in the Rocky Mountain and Gulf Coast areas, although it currently has one rig operating in the Columbia River Basin. To the extent that DHS rigs are not fully utilized by us, DHS typically contracts with other oil and gas companies on a single-well basis, with extensions.
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

Competition
We encounter strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and the development and production of, natural gas and crude oil. Competition is particularly intense with respect to the acquisition of desirable undeveloped oil and gas leases. The principal competitive factors in the acquisition of undeveloped oil and gas leases include the availability and quality of staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of our competitors have financial resources, staffs and facilities substantially greater than ours. In addition, the producing, processing and marketing of natural gas and crude oil are affected by a number of factors which are beyond our control, the effect of which cannot be accurately predicted. See “Item 1A. Risk Factors.”
To the extent that the DHS drilling rigs are not fully utilized by us for any reason, DHS must drill wells for our competitors in the oil and gas business in order to achieve revenues to sustain its operations. To a large degree, the success of DHS’s business is dependent upon the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development, and production activities by all of DHS’s customers, including us, and could also materially affect its financial position, results of operations and cash flows.
Raw Materials
The principal raw materials and resources necessary for the exploration and development of natural gas and crude oil are leasehold prospects under which gas and oil reserves may be discovered, drilling rigs and related equipment to drill for and produce such reserves and knowledgeable personnel to conduct all phases of gas and oil operations. Although equipment and supplies used in our business are usually available from multiple sources, there is currently a general shortage of drilling equipment and supplies. We believe that these shortages are likely to intensify. The costs and delivery times of equipment and supplies are substantially greater now than in prior periods and are currently escalating. In partial response to this trend, we engaged in a series of transactions during 2004 and 2005 which resulted in our current ownership interest in DHS to provide us with priority access to several large drilling rigs. We are also attempting to establish arrangements with others to assure adequate availability of certain other necessary drilling equipment and supplies on satisfactory terms, but there can be no assurance that we will be able to do so. Accordingly, there can be no assurance that we will not experience shortages of, or material price increases in, drilling equipment and supplies, including drill pipe, in the future. Any such shortages could delay and adversely affect our ability to complete our planned drilling projects.
Major Customers
During the six months ended December 31, 2005, we had three companies that purchased greater than 10% of our oil and gas production. Although a substantial portion of production is purchased by these major customers, we do not believe the loss of any one or several customers would have a material adverse effect on our business as other customers or markets would be accessible to us. See Footnote 16 to our consolidated financial statements for additional information.
During 2005, DHS had one major customer other than Delta. We do not believe the loss of any one or several customers would have a material adverse effect on DHS.
Government Regulation of the Oil and Gas Industry
General
Our business is affected by numerous federal, state and local laws and regulations, including those relating to protection of the environment, public health, and worker safety. The technical requirements of these laws and regulations are becoming increasingly expensive, complex, and stringent. Non-compliance with these laws and regulations may result in imposition of substantial liabilities including civil and criminal penalties. In addition, certain laws impose strict liability for environmental remediation and other costs. Changes in any of these laws and regulations could have a material adverse effect on our business. In light of the many uncertainties with respect to future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future operations. Nevertheless, the trend in environmental regulation is to place more restrictions and controls on activities that may affect the environment, and future expenditures for environmental compliance or remediation may be substantially more than we expect.
We believe that our operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business, and the costs of preventing and responding to such releases are embedded in the normal costs of doing business. In addition to the costs of environmental protection associated with its ongoing operations, we may incur unforeseen investigation and remediation expenses at facilities we formerly owned and operated or at third-party owned waste disposal sites that we have used. Such expenses are difficult to predict and may arise at sites operated in compliance with past industry standards and procedures.
The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.
Environmental regulation
Our operations are subject to numerous federal, state, and local environmental laws and regulations concerning our oil and gas operations, products and other activities. In particular, these laws and regulations govern, among other things, the issuance of permits associated with exploration, drilling and production activities, the types of activities that may be conducted in environmentally protected areas such as wetlands and wildlife habitats, the release of emissions into the atmosphere, the discharge and disposal of regulated substances and waste materials, offshore oil and gas operations, the reclamation and abandonment of well and facility sites, and the remediation of contaminated sites.
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
Because we are engaged in acquiring, operating, exploring for and developing natural resources, in addition to federal laws, we are subject to various state and local provisions regarding environmental and ecological matters. Compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not have a material adverse effect on our business. In addition, we do not anticipate that such expenditures will be materially significant during 2006.

Hazardous substances and waste disposal
We currently own or lease interests in numerous properties that have been used for many years for natural gas and crude oil production. Although the operator of such properties may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us. In addition, some disposal sites that we have used have been operated by third parties over whom we had no control. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting our operations impose clean-up liability regarding petroleum and petroleum-related products.
In addition, although RCRA currently classifies certain exploration and production wastes as “non-hazardous,” such wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements. If such a change were to occur, it could have a significant impact on our operating costs, as well as on the oil and gas industry in general.
Oil spills
The federal Clean Water Act (“CWA”) and the federal Oil Pollution Act of 1990, as amended (“OPA”) impose significant penalties and other liabilities with respect to oil spills that damage or threaten navigable waters of the United States. Under the OPA, (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels (“Responsible Parties”) are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350.0 million in the case of onshore facilities, $75.0 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances. To date, we have not had any material spills.
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
Offshore production
Offshore oil and gas operations in U.S. waters are subject to regulations of the United States Department of the Interior, Mineral Management Service (“MMS”), which currently impose strict liability upon the lessee under a federal lease for the cost of clean-up of pollution resulting from the lessee’s operations. As a result, such a lessee could be subject to possible liability for pollution damages. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under federal leases to suspend or cease operations in the affected areas.
We do not act as operator for any of our offshore California properties. The operators of our offshore California properties are primarily liable for oil spills and are required by MMS to carry certain types of insurance and to post bonds in that regard. There is no assurance that our insurance coverage is adequate to protect us.

Abandonment Obligations
We are responsible for costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and natural gas properties according to our pro rata ownership. As of July 1, 2002, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. We have an asset retirement obligation of approximately $3.5 million at December 31, 2005. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates and changes to environmental laws and regulations. Estimated asset retirement obligations are added to net unamortized historical oil and gas property costs for purposes of computing depreciation, depletion and amortization expense charges.
Employees
At December 31, 2005 we had approximately 96 full time employees. Additionally, certain operators, engineers, geologists, geophysicists, landmen, pumpers, draftsmen, title attorneys and others necessary for our operations are retained on a contract or fee basis as their services are required.

Item 1A.	Risk Factors.
An investment in our securities involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our securities. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations or cash flows. In any such case, the trading price of our common stock and other securities could decline, and you could lose all or part of your investment. When determining whether to invest in our securities, you should also refer to the other information contained or incorporated by reference in this Transition Report on Form 10-K, including our consolidated financial statements and the related notes.
Risks Related To Our Business And Industry.
Oil and natural gas prices are volatile, and a decrease could adversely affect our revenues, cash flows and profitability.
Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. Sustained declines in oil and gas prices may adversely affect our financial condition, liquidity and results of operations. Factors that can cause market prices of oil and natural gas to fluctuate include:

•	relatively minor changes in the supply of and demand for oil and natural gas;

•	market uncertainty;

•	the level of consumer product demand;

•	weather conditions;

•	U.S. and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political and economic conditions in oil producing countries, particularly those in the Middle East, including actions by the Organization of Petroleum Exporting Countries;

•	the foreign supply of oil and natural gas; and

•	the price of oil and gas imports, consumer preferences and overall U.S. and foreign economic conditions.
We are not able to predict future oil and natural gas prices. At various times, excess domestic and imported supplies have depressed oil and gas prices. Lower prices may reduce the amount of oil and natural gas that we can produce economically and may also require us to write down the carrying value of our oil and gas properties. Additionally, the location of our producing wells may limit our ability to take advantage of spikes in regional demand and the resulting increase in price. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices, not long-term fixed price contracts. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations.
We may not be able to fund our planned capital expenditures.
We spend and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of oil and gas reserves. Our exploration and development capital budget is expected to range between $150.0 and $195.0 million for the year ending December 31, 2006. We have historically addressed our short and long-term liquidity needs through the use of cash flow provided by operating activities, borrowings under bank credit facilities, the issuance of equity, and debt securities and the sale of non-core assets. Without adequate financing, we may not be able to successfully execute our operating strategy. We continue to examine the following sources of capital to supplement cash flow from operations:
•	bank borrowings or the issuance of debt securities; and

•	the issuance of common stock, preferred stock or other equity securities.
The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices and our market value and operating performance. We may be unable to execute our operating strategy if we cannot obtain adequate capital.
If low oil and natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, we may be limited in our ability to spend the capital necessary to complete our capital expenditures program. In addition, if our borrowing base under our senior credit facility is re-determined to a lower amount, this could adversely affect our ability to fund our planned capital expenditures through borrowings under our credit facility. After utilizing such sources of financing, we may be forced to raise additional capital through the issuance of equity or debt securities to fund such expenditures. Additional equity or debt financing may not be available to meet our capital expenditure requirements or may only be available on terms dilutive to our existing investors.

Information concerning our reserves is uncertain.
There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of oil and natural gas reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and natural gas prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities, oil and natural gas prices and regulatory changes. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from our assumptions and estimates. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data.
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves as of December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003 included in our periodic reports filed with the SEC were prepared by our reserve engineers in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves. As required by the SEC, the estimated discounted present value of future net cash flows from proved reserves is generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor, which the SEC requires to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and gas industry in general. Based on our proved reserves at December 31, 2005, a 10% increase or decrease in oil and gas price used would increase or decrease our proved reserve quantities by approximately +/- 1% and our PV10 by approximately +/- 15%.
We may not be able to replace production with new reserves.
Our reserves will decline significantly as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves that are economically feasible and developing existing proved reserves. During the six months ended December 31, 2005, our reserve replacement rate was 776%.
If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, we may be required to take writedowns.
In the past, we have been required to write down the carrying value of our oil and gas properties. There is a risk that we will be required to take additional writedowns in the future, which would reduce our earnings and stockholders’ equity. A writedown could occur when oil and natural gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration and development results.
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
We review our oil and gas properties for impairment quarterly or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a writedown of oil and gas properties is not reversible at a later date even if gas or oil prices increase. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require us to record an impairment of the recorded carrying values associated with our oil and gas properties. As a result of our review, we did not record an impairment for the fiscal years 2005, 2004 or 2003.

During the six months ended December 31, 2005, a dry hole was drilled on a prospect located in Orange County, California. Based on drilling results and our evaluation of that prospect, we determined that we would not pursue development and accordingly an impairment was recorded. Included in our consolidated statement of operations for the six months ended December 31, 2005 are $2.0 million for the dry hole that was drilled and $1.3 million included in exploration expenses, for the full impairment of the remaining leasehold costs related to the prospect.
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
The business of exploring for and, to a lesser extent, developing and operating oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:
•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse changes in prices;

•	weather conditions;

•	shortages in experienced labor; and

•	shortages or delays in the delivery of equipment.
The cost to develop our proved reserves as of December 31, 2005 is estimated to be approximately $321.7 million. We may drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in economic quantities. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.
Prices may be affected by regional factors.
The prices to be received for the natural gas production from our Rocky Mountain region properties will be determined to a significant extent by factors affecting the regional supply of and demand for natural gas, which include the degree to which pipeline and processing infrastructure exists in the region. Those factors result in basis differentials between the published indices generally used to establish the price received for regional natural gas production and the actual price we receive for our production.
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
As of December 31, 2005, our total outstanding long term liabilities were $250.7 million. Our degree of leverage could have important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, further exploration, debt service requirements, acquisitions and general corporate or other purposes;
•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;
•	the debt service requirements of other indebtedness in the future could make it more difficult for us to satisfy our financial obligations;
•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;
•	as we have pledged most of our oil and gas properties and the related equipment, inventory, accounts and proceeds as collateral for the borrowings under our senior credit facility, they may not be pledged as collateral for other borrowings and would be at risk in the event of a default thereunder;
•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and
•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending and exploration activities that are important to our growth.
We may, under certain circumstances described in the indenture governing our 7% senior notes and our senior credit facility, be able to incur substantially more debt in the future, which may intensify the risks described herein. As of December 31, 2005, we had approximately $64.3 million outstanding under our senior credit facility and additional availability of approximately $10.7 million.
Acquisitions are a part of our business strategy and are subject to the risks and uncertainties of evaluating recoverable reserves and potential liabilities.
We could be subject to significant liabilities related to acquisitions by us. The successful acquisition of producing and non-producing properties requires an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. It generally is not feasible to review in detail every individual property included in an acquisition. Ordinarily, a review is focused on higher valued properties. Further, even a detailed review of all properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not always inspect every well we acquire, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is performed. We cannot assure you that our recent and/or future acquisition activity will not result in disappointing results.
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
We depend on key personnel.
We currently have only four employees that serve in senior management roles. In particular, Roger A. Parker and John R. Wallace are responsible for the operation of our oil and gas business and Kevin K. Nanke is our Treasurer and Chief Financial Officer. The loss of any one of these employees could severely harm our business. We do not have key man insurance on the lives of any of these individuals. Furthermore, competition for experienced personnel is intense. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected.
We may not be permitted to develop some of our offshore California properties or, if we are permitted, the substantial cost to develop these properties could result in a reduction of our interest in these properties or cause us to incur penalties.
Certain of our offshore California undeveloped properties, in which we have ownership interests ranging from 2.49% to 100.00%, are attributable to our interests in four of our five federal units (plus one additional lease) located offshore of California near Santa Barbara. These properties had a cost basis of approximately $11.0 million at December 31, 2005. The development of these properties is subject to extensive regulation and is currently the subject of litigation. Pursuant to a ruling in California v. Norton, later affirmed by the Ninth Circuit Court of Appeals, the U.S. Government was required to make a consistency determination relating to the 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.
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
We currently have a 49.5% ownership interest in and management control of a drilling business. The operations of that entity are subject to many additional hazards that are inherent to the drilling business, including, for example, blowouts, cratering, fires, explosions, loss of well control, loss of hole, damaged or lost drill strings and damage or loss from inclement weather. No assurance can be given that the insurance coverage maintained by that entity will be sufficient to protect it against liability for all consequences of well disasters, personal injury, extensive fire damage or damage to the environment. No assurance can be given that the drilling business will be able to maintain adequate insurance in the future at rates it considers reasonable or that any particular types of coverage will be available. The occurrence of events, including any of the above-mentioned risks and hazards that are not fully insured could subject the drilling business to significant liability. It is also possible that we might sustain significant losses through the operation of the drilling business even if none of such events occurs.
Hedging transactions may limit our potential gains or cause us to lose money.
In order to manage our exposure to price risks in the marketing of oil and gas, we periodically enter into oil and gas price hedging arrangements, typically costless collars. While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	production is substantially less than expected;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts gas or oil prices.
The net realized losses from hedging activities recognized in our statements of operations were $8.0 million, $960,000, $859,000 and $1.9 million for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003, respectively. These losses are recorded as a decrease in revenues. At December 31, 2005, we had unrealized hedging losses of $18.2 million reflected in our consolidated balance sheet based on market prices in effect on December 31, 2005. Our actual hedging results may differ materially from the amount recorded at December 31, 2005.
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
Although equipment and supplies used in our business are usually available from multiple sources, there is currently a general shortage of drilling equipment and supplies. We believe that these shortages are likely to intensify. The costs and delivery times of equipment and supplies are substantially greater now than in prior periods and are currently escalating. In partial response to this trend, during 2004 and 2005 we acquired a controlling interest in a drilling company. We believe that our ownership interest in the drilling company will allow us to have priority access to drilling rigs. We are also attempting to establish arrangements with others to assure adequate availability of certain other necessary drilling equipment and supplies on satisfactory terms, but there can be no assurance that we will be able to do so. Accordingly, there can be no assurance that we will not experience shortages of, or material price increases in, drilling equipment and supplies, including drill pipe, in the future. Any such shortages could delay and adversely affect our ability to meet our drilling commitments.
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
We operate in the highly competitive areas of oil and gas exploration, development and production. We compete for the purchase of leases from the U.S. government and from other oil and gas companies. These leases include exploration prospects as well as properties with proved reserves. We face competition in every aspect of our business, including, but not limited to:
•	acquiring reserves and leases;

•	obtaining goods, services and employees needed to operate and manage our business;

•	access to the capital necessary to drill wells and acquire properties; and

•	marketing oil and natural gas.
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
Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our properties in the Gulf Coast Region are located in areas that could cause them to be susceptible to damage by these storms. Damage caused by high winds and flooding could potentially cause us to curtail operations and/or exploration and development activities on such properties for significant periods of time until damage can be repaired. Moreover, even if our properties are not directly damaged by such storms, we may experience disruptions in our ability to sell our production due to damage to pipelines, roads and other transportation and refining facilities in the area. Our production was negatively impacted as certain wells were shut in during Hurricane Rita.
We may incur substantial costs to comply with the various federal, state and local laws and regulations that affect our oil and gas operations.
Our oil and gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to health and safety, environmental protection or the oil and gas industry generally. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing our regulatory burden. Compliance with such laws and regulations often increases our cost of doing business and, in turn, decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations, or issuance of cease and desist orders.
The environmental laws and regulations to which we are subject may:
•	require applying for and receiving a permit before drilling commences;

•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from our operations.
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
Although we have no current plans, arrangements, understandings or agreements to issue any preferred stock, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights.
There may be future dilution of our common stock.
To the extent options to purchase common stock under our employee and director stock option plans are exercised, holders of our common stock will incur dilution. Further, if we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders.
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
As an equity interest, the common stock will not be secured by any of our assets. Therefore, in the event we are liquidated, the holders of the common stock will receive a distribution only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying our secured and unsecured creditors to make any distribution to the holders of the common stock. In addition, the Company’s stock price has been and is likely to continue to be volatile.
Our stockholders do not have cumulative voting rights.
Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2005, our directors and executive officers and their respective affiliates collectively and beneficially owned approximately 6.6% of our outstanding common stock.
Our Certificate of Incorporation may have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment.
Certain provisions of our Certificate of Incorporation and the provisions of the Delaware General Corporation Law may discourage persons from considering unsolicited tender offers or other unilateral takeover proposals. Such persons might choose to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions could have the effect of preventing stockholders from realizing a premium on their investment.
Our Certificate of Incorporation authorizes our board of directors to issue preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights of those shares, as the board of directors may determine. In addition, our Certificate of Incorporation authorizes a substantial number of shares of common stock in excess of the shares outstanding. These provisions may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Description of Property.
Development Projects
Rocky Mountain Region – Piceance, Wind River and Denver Julesburg Basins
The Rocky Mountain Region comprises approximately 38% of our estimated proved reserves as of December 31, 2005. A large portion of our undeveloped acreage and drilling inventory is located in this region, where we expect our drilling efforts and capital expenditures will be increasingly focused.
In the Rocky Mountains, our primary activities are focused in five basins that provide a large inventory of development and exploration drilling, which we anticipate will provide us with a platform for reserve and production growth in the future.
Piceance Basin. We are currently focusing our development efforts on the Vega Unit in Mesa County and the Garden Gulch Field in Garfield County, Colorado. These fields are consistent with our strategy of targeting reservoirs that demonstrate predictable per well reserve recoveries. There are 10-15 productive sands that have minimal geologic variance throughout the respective fields, which leads to predictable well results. We use our expertise in multi-zone, multi-stage frac completion technologies to accelerate production from wells which also allows for increases in recoverable reserves. The Williams Fork member of the Mesaverde formation is the primary producing sand at depths of 6,400-8,000 feet in the Vega Unit and 7,500-9,000 feet in the Garden Gulch Field. Generally, our drilling and production results from our Piceance Basin properties have been encouraging.
In the Vega Unit we have an interest in 3,130 net acres. Our working interest is 100% in this unit. Approximately 2,760 net acres were undeveloped as of December 31, 2005. Our capital budget for the Vega Unit for the year ending December 31, 2006 is $30 — $35 million. Our proved reserves are 53.6 Bcfe as of December 31, 2005 and our net productive capacity in the field was 5.0 MMcfe per day as of December 31, 2005. Most of the acreage in the Vega Unit is on federal land and is not subject to any drilling restrictions. The field is currently constrained by available pipeline capacity and as such we have entered into a gas gathering and processing agreement with a third party for the construction of a new pipeline that will ultimately provide us with sufficient transportation capacity to fully develop the Vega Unit. The pipeline project is anticipated to be operational during 2006. Our new wells will be production restricted until the pipeline project is complete. By virtue of continuing drilling activity we expect significant increases in production from the Vega Unit upon completion of the new pipeline. We have contracted DHS Rig #5 to develop the Unit.
In the Garden Gulch Field there are 6,314 acres of undeveloped leasehold in which we own a 25% non-operated working interest. This field is analogous to the Vega Unit in that current drilling activity has demonstrated repeatable and predictable results. Our capital budget for the field in the year ending December 31, 2006 is $15 — $25 million. Proved reserves for the Garden Gulch Field are 16.2 Bcfe as of December 31, 2005. Net production in the field was 650 Mcfe per day as of December 31, 2005. Most of our acreage is on fee land and is not subject to any drilling restrictions.
Wind River Basin. The primary asset in the Wind River Basin is the Howard Ranch Field in Fremont County, Wyoming. We have an interest in 6,850 net acres, where our working interest averages 90% throughout the area. At December 31, 2005, 6,110 net acres were undeveloped. This field is a project that is also characterized by multi-zone, multi-stage frac completions. The geological characteristics of the field are similar throughout our acreage with several thousand feet of gross interval containing many different gas-charged and over-pressured productive sands. Our capital budget for the field in the year ending December 31, 2006 is approximately $20 million. Approximately 88% of our acreage position in this field is on federal land, and is subject to drilling restrictions that typically do not allow us to drill in the field for approximately six months out of the year. For the combined Wind River Basin properties, we have proved reserves of 27.0 Bcfe and net production of 3.5 MMcfe per day as of December 31, 2005. We have DHS Rig #1 contracted to develop the field.
Denver-Julesburg (“D-J”) Basin. The Washington County project in Colorado is the primary asset in the D-J Basin. We have an interest in 482,148 net acres, 99.6% of which is undeveloped. Our working interest is

100% throughout the area. The main target reservoirs are the Niobrara, “D” sand and “J” sand formations at depths of between 2,800’ and 4,000’. Our proved reserves in this project area comprised 3.1 Bcfe as of December 31, 2005. Net production in the field was 1.5 MMcfe per day as of December 31, 2005. Our capital budget for the project in the year ending December 31, 2006 is $3 — $5 million.
Development Projects
Gulf Coast Region – Newton, Midway Loop and Opossum Hollow Fields
The Gulf Coast Region comprises approximately 48% of our estimated proved reserves as of December 31, 2005. In the Gulf Coast Region, our primary activities include developing the Newton, Midway Loop and Opossum Hollow Fields which provide us with a large inventory of development drilling.
Newton Field. The Newton Field is located in Newton County, Texas. We have an interest in 3,522 net acres, where our working interest is 100% throughout the field. At December 31, 2005, 1,486 net acres were undeveloped. The wells in the Newton Field produce from 13 different sands in the Wilcox formation that range in depth from 9,000 to 11,500 feet. We believe we have a competitive advantage in the Newton Field ad surrounding area through our experience in multi-zone, multi-stage frac techniques gained from our completion activities in the Rocky Mountains. Our multi-zone completion practices allow us to produce several different zones simultaneously which increases our daily production rates. The field is a large structural anticline that is defined by extensive well control and seismic information and the Wilcox sands are consistent across the structure. As of December 31, 2005, we had 27 producing wells in the Newton Field. We have planned $44 – $50 million in capital expenditures for the field in the year ending December 31, 2006. Our proved reserves in the Newton Field are 66.5 Bcfe as of December 31, 2005 and production was 11.8 MMcfe net per day as of December 31, 2005. The Newton Field represents an important growth platform for us in the Gulf Coast Region. We have a one drilling rig under a long term contract and are considering the possibility of an acceleration of activity in this area.
Midway Loop Field. The Midway Loop Field is located in Polk and Tyler Counties, Texas. We have interests in 18,000 gross acres, where our working interest averages 38%. The wells in this field produce from the C zone of the Austin Chalk and are drilled horizontally with dual laterals that reach up to 6,000’ of displacement in each lateral. The vertical depth of the Austin Chalk is approximately 13,500 feet. We have recently completed the Best Kenesson #1 and are drilling the BP America Delta #1. Production results from the Best Kenesson #1 are encouraging. As of December 31, 2005 our proved reserves totaled 11.0 Bcfe and production was 7.2 MMcfe net per day for the Midway Loop Field. Our capital budget for the field in the year ending December 31, 2006 is $12 — $16 million. DHS rig #9 is drilling the current well and will remain active in the area.
Opossum Hollow Field. The Opossum Hollow Field is located in McMullen County, Texas and we have an average working interest of 98%. The field currently produces from the Wilcox at a depth of 6,500 feet, but we have recently drilled the Morril Sligo #1 to a deeper objective and are waiting on the completion of a high pressure pipeline to begin producing the well. Based on log calculations the Morril Sligo #1 appears that it will be productive. We expect that the new well could have meaningful production rates and reserve recoveries. Upon completion of the pipeline we anticipate commencing a development drilling plan for the deeper Sligo structure. As of December 31, 2005 we had proved reserves of 6.6 Bcfe with production of 1.1 Mcfe per day. Our capital budget for the field in the year ending December 31, 2006 is up to $14 million.
Exploration Projects
Rocky Mountain Region – Paradox Basin and the central Utah Hingeline play
Paradox Basin. In the Paradox Basin we are currently focusing our exploration efforts on three different project areas in Montrose and San Miguel Counties Colorado and Grand County, Utah, where we have an interest in 58,014 net acres, all of which were undeveloped at December 31, 2005. Our working interest is approximately 70% on average. We plan to drill three exploratory wells on three different prospects in 2006.

With drilling success we would increase our drilling budget to accommodate a development program. The projects in the Paradox Basin are consistent with our strategy of targeting reservoirs that demonstrate consistent geologic attributes that exist over large areas. Our capital budget for the basin in the year ending December 31, 2006 is $6 — $8 million. We have contracted DHS Rig #6 to drill the exploratory wells.
Central Utah Hingeline Play. We plan to drill several exploration wells in the Utah Hingeline Play later this year. In February, 2006 we acquired a 65% working interest in 88,000 undeveloped acres. We have been evaluating the technical and economic merits of central Utah since an important new field (“Covenant Field”) discovery by another operator that validated the geologic premise supporting the play. Several geologic structural features have been identified under our acreage position. The structures are large in comparison to the Covenant Field discovery and have the potential to contain significant reserves. Our capital budget for the year ending December 31, 2006 is $8- $12 million. We will contract a DHS rig to drill the exploration wells.
Gulf Coast Region — Newton
Newton 3D Survey. The ongoing development project at the Newton Field is centered in a new 58 square mile 3D seismic survey that was accomplished in 2005 and has recently been processed and interpreted. We have a seismic / leasehold option on 28,000 net acres. The initial seismic review has identified additional Wilcox structures similar in appearance to the Newton Field and numerous shallow Yegua and Frio formation features. These newly identified features will be the focus of exploratory drilling in 2006 and our capital budget in the year ending December 31, 2006 is expected to be approximately $10 million. DHS Rig #10 will be contracted to drill the exploratory wells. The Wilcox formation ranges in depth from 9,000 to 12,000 feet in this area.
Exploration Projects
Other Areas – Columbia River Basin
The Columbia River Basin is located in southeast Washington and northeast Oregon. We have interests in 396,000 net acres in the basin, all of which are undeveloped. We have a 100% working interest in under 332,000 acres and a 1% overriding royalty interest convertible to a 15% back-in after project payout working interest under an additional 425,000 acres. There are other major exploration and production companies that are conducting drilling activities in the basin. Results of the current drilling activity will assist in determining the merits of a drilling program on our acreage position. The basin is characterized by overpressured, tight sand gas formations, which fall into our core competency of multi-zone, multi-stage frac completion technologies. Based upon log evaluation of older wells, well testing and core analysis, there appear to be multiple productive zones with many hydrocarbon bearing sands which lie below thick layers of basalt. The Columbia River Basin will be a long term development prospect and does not account for any of our proved reserves as of December 31, 2005. We are not budgeting any drilling capital expenditure for 2006; however, any significant drilling successes realized by other operators could cause a reallocation or an increase of our 2006 budget to allow for initial drilling activity on our Columbia River Basin leasehold. DHS Rig #7 has been contracted by a third party operator to drill in the immediate area.
In late 2005 we transferred our ownership in approximately 64,000 net acres of non-operated interests in the Columbia River Basin to CRB Partners, LLC, which originally was a wholly-owned subsidiary (“CRBP”). Subsequent to year-end, we sold a minority interest in CRBP. We have retained the majority ownership and are the manager of CRBP. This sale did not involve any of our operated 100% leasehold of approximately 332,000 net acres in the Columbia River Basin.
Other Operations
Offshore California producing properties
Point Arguello Unit. Through a nominee we own the equivalent of a 6.07% working interest in the form of a financial arrangement termed a “net operating interest” in the Point Arguello Unit and related facilities located Offshore California in the Santa Barbara Channel. The “net operating interest” is defined as being the positive or negative cash flow resulting to the interest from a seven step calculation which in summary subtracts royalties, operating expenses, severance taxes, production taxes and ad valorem taxes, capital expenditures, unit fees and certain other expenses from the oil and gas sales and certain other revenues that are attributable to the interest. Within this unit there are three producing platforms (Hidalgo, Harvest and Hermosa). The nominee has contractually agreed to retain all of the abandonment costs associated with our interest in the Point Arguello Unit and the related facilities.
Rocky Point Unit. We own a 6.25% interest in the development of the east half of OCS Block 451 in the Rocky Point Unit. On November 2, 2000 we entered into an agreement with all of the interest owners of the Point Arguello Unit for the development of Rocky Point and agreed, among other things, that Arguello, Inc. would become the operator of Rocky Point. As of December 31, 2005 two development wells have been drilled from Platform Hidalgo to a portion of the Rocky Point Unit structure. The Rocky Point Unit is being developed through extended-reach drilling from existing platforms located within the adjacent Point Arguello Unit. The operator has plans to drill up to eight additional extended reach wells to develop the east half of the OCS Block 451.
Offshore California non-producing properties
We have ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas units in which we have recorded aggregate carrying values of $11.0 million and $10.9 million at December 31, 2005 and June 30, 2005, respectively. These non-operated property interests are located in close proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons have been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) which cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair values of our property interests are in excess of their carrying values at December 31, 2005 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. government was required to make a consistency determination relating to the 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. We and our majority-owned subsidiary, Amber Resources Company of Colorado, are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties.
On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
We and Amber are among the current lessees of the thirty six leases that are the subject of the ruling. Together with Amber, our net share of the $1.1 billion award is approximately $121 million. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted. See Item 3 “Legal Proceedings.”
Other Fields
We derive meaningful oil and gas production from fields in non-core regions that will not constitute a significant portion of our capital budget in the future. These fields include the Padgett Field in South Central Kansas, Eland Field in Stark County, North Dakota and other fields in various parts of Texas, Louisiana and California. Our interest in these fields provided aggregate net daily production of approximately 7.2 MMcfe per day and had approximately 32.7 Bcfe in proved reserves as of December 31, 2005.
DHS Drilling Company Rigs
The Company owns 49.5% of DHS which as of December 31, 2005 owned 11 rigs with depth ratings of 7,500 to 20,000 feet. The following table shows property information and location for the DHS rigs.

		Year
	Operating	Built or		Depth
	Region	Refurbished	Horsepower	Capacity
Rig No. 1	WY	2005	2,000	18,000
Rig No. 2	WY	2005	500	7,500
Rig No. 3	WY	2005	500	7,500
Rig No. 4	WY	2004	750	10,000
Rig No. 5	CO	2005	850	11,000
Rig No. 6	WY	2005	1,000	12,000
Rig No. 7	WY	2005	2,000	20,000
Rig No. 8	WY	2005	1,000	12,000
Rig No. 9	TX	2005-2006	1,500	16,000
Rig No. 10	TX	2005-2006	1,500	16,000
Rig No. 11	WY	2005-2006	800	12,000
Office Facilities
Our offices are located at 370 Seventeenth Street, Suite 4300, Denver, Colorado 80202. We lease approximately 32,000 square feet of office space. Our current monthly payment approximates $72,000 per month and our lease will expire in November 2015.
Production
During the six months ended December 31, 2005 and fiscal years ended June 30, 2005, 2004 and 2003 we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities under which we acted as producer.
Impairment of Long Lived Assets
On a quarterly basis, we compare our historical cost basis of each proved developed and undeveloped oil and gas property to its expected future undiscounted cash flow from each property (on a field by field basis). Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the property, no impairment is recognized. If the carrying value of the property exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset.

We had no impairment provision attributed to producing properties during the fiscal years ended June 30, 2005, 2004 and 2003. Based on certain drilling results experienced during the year, we have determined that we will not pursue development in a prospect and accordingly an impairment has been recorded. Included in our consolidated statement of operations for the six months ended December 31, 2005 are $4.1 million for dry holes that was drilled and $1.3 million, included in exploration expenses, for the full impairment of the remaining leasehold costs related to the prospect that was impaired.
Any impairment provisions recognized for developed and undeveloped properties are permanent and may not be restored in future periods.
Production Volumes, Unit Prices and Costs
The following table sets forth certain information regarding our volumes of production sold and average prices received associated with our production and sales of natural gas and crude oil for the six months ended December 31, 2005 and each of the fiscal years ended June 30, 2005, 2004 and 2003.

	Six Months Ended
	December 31,		Years Ended June 30,
	2005		2005		2004(1)		2003(1)
	Onshore	Offshore	Onshore	Offshore	Onshore	Offshore	Onshore	Offshore
Production volume – continuing operations:
Oil (MBbls)	428	81	899	156	552	180	217	227
Natural Gas (MMcf)	3,565	—	7,501	—	2,842	—	2,492	—
Net average daily production- continuing operations:
Oil (Bbl)	2,324	405	2,463	427	1,512	493	595	621
Natural Gas (Mcf)	19,373	208	20,551	—	7,786	—	26,827	—
Average sales price:
Oil (per barrel)	$59.42	$48.98	$47.05	$33.37	$33.09	$22.11	$28.82	$20.21
Natural Gas (per Mcf)	$8.82	$—	$5.79	$—	$5.27	$—	$4.71	$—
Hedge effect (per Mcfe)	$(1.18)	$—	$(.07)	$—	$(.14)	$—	$(.49)	$—
Lease operating costs - (per Mcfe)	$1.17	$4.62	$.92	$4.00	$.70	$2.98	$.99	$2.35

(1)	2004 and 2003 information has changed to comply with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Productive Wells and Acreage
     The table below shows, as of December 31, 2005, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Calculations include 100% of wells and acreage owned by us and our subsidiaries. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

	Oil (1)		Gas		Developed Acres
Location	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Alabama	—	—	15	0.1	400	100
California:
Offshore	34	2.1	—	—	2,900	600
Onshore	2	.1	14	4.0	11,000	700
Colorado	359	12.7	24	20.1	4,100	3,200
Kansas	22	20.5	1	.6	900	900
Louisiana	18	8.5	5	—	2,100	1,200
Michigan	1	—	—	—	—	—
Mississippi	3	—	1	0.4	600	100
New Mexico	2	0.1	21	7.9	6,100	2,700
North Dakota	24	1.9	—	—	11,300	1,300
Oklahoma	101	7.7	4	0.4	2,900	700
Texas (4)	367	65.5	134	43.2	52,200	24,200
Wyoming	1	1.0	17	14.9	3,200	2,300

	934	120.1	236	91.6	97,700	38,000

(1)	All of the wells classified as “oil” wells also produce various amounts of natural gas.

(2)	A “gross well” or “gross acre” is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(3)	A “net well” or “net acre” is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(4)	This does not include varying very small interests in approximately 666 gross wells (5.2 net) located primarily in Texas which are owned by our subsidiary, Piper Petroleum Company.
Undeveloped Acreage
At December 31, 2005, we held undeveloped acreage by state as set forth below:

	Undeveloped Acres(1)(2)
Location	Gross	Net
California, onshore	2,200	800
California, offshore	64,900	15,800
Colorado	635,800	517,000
Kansas	600	600
Montana	11,400	8,600
Oklahoma	600	200
Texas	17,100	9,400
Utah	78,200	34,600
Washington	880,700	396,300
Wyoming	19,500	9,200

Total	1,711,000	992,500

(1)	Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(2)	Includes acreage owned by Amber.

Drilling Activity
     During the years indicated, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

	Six Months Ended		Years Ended June 30,
	December 31, 2005		2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells (1):
Productive:
Oil	2	1.42	5	3.94	3	1.40	—	—
Gas	—	—	3	1.15	1	.25	—	—
Nonproductive	6	3.83	8	7.15	5	3.25	3	1.55

Total	8	5.25	16	12.24	9	4.90	3	1.55

Development Wells (1):
Productive:
Oil	11	9.90	6	4.90	3	2.81	—	—
Gas	5	5.00	82	68.80	22	9.46	6	5.15
Nonproductive	2	1.50	7	7.00	3	3.00	—	—

Total	18	16.40	95	80.70	28	15.27	6	5.15

Total Wells (1):
Productive:
Oil	13	11.32	11	8.84	6	4.21	—	—
Gas	5	5.00	85	69.95	23	9.71	6	5.15
Nonproductive	8	5.33	15	14.15	8	6.25	3	1.55

Total Wells	26	21.65	111	92.94	37	20.17	9	6.70

(1)	Does not include wells in which we had only a royalty interest.
Present Drilling Activity
The following represents our planned exploration and development activities for the year ending December 31, 2006:

Drilling
Areas of Operations	Locations	Budget
(In millions)
Rocky Mountain Region	70 - 90	$84 - $105
Gulf Coast Region	20 - 30	$66 - $90

Total	90 - 120	$150- $195

Item 3. Legal Proceedings
We and our majority-owned subsidiary, Amber Resources Company of Colorado, are among twelve plaintiffs in a lawsuit that was filed on January 9, 2002 in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case, that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued.

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
On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
We and Amber are among the current lessees of the thirty six leases that are the subject of the ruling. Together with Amber, our net share of the $1.1 billion award is approximately $121 million. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.
Item 4. Submission of Matters To a Vote of Security Holders
No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.

Item 4A. Directors And Executive Officers
Our executive officers and members of our Board of Directors, and their respective ages are as follows:

Name	Age	Positions	Period of Service
Roger A. Parker	44	Chairman, Chief Executive Officer and a Director	May 1987 to Present

John R. Wallace	46	President and Chief Operating Officer	October 2003 to Present

Kevin K. Nanke	41	Treasurer and Chief Financial Officer	December 1999 to Present

Stanley F. Freedman	57	Executive Vice President, General Counsel and Secretary	January 2006 to Present

Kevin R. Collins	49	Director	March 2005 to Present

Jerrie F. Eckelberger	61	Director	September 1996 to Present

Aleron H. Larson, Jr.	60	Director	May 1987 to Present

Russell S. Lewis	51	Director	June 2002 to Present

Jordan R. Smith	71	Director	October 2004 to Present

Neal A. Stanley	58	Director	October 2004 to Present

James P. Van Blarcom	44	Director	July 2005 to Present

James B. Wallace	76	Director	November 2001 to Present
The following is biographical information as to the business experience of each of our current executive officers and directors.
Roger A. Parker has been a Director since May of 1987 and Chief Executive Officer since April of 2002. He served as our President from May of 1987 until February of 2006 when he resigned to accommodate the appointment of John Wallace to that position. He was named Chairman of the Board on July 1, 2005. Since April 1, 2005, he also serves as Executive Vice President and Director of DHS Drilling Company. Mr. Parker also serves as President, Chief Executive Officer and Director of Amber Resources. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and is a board member of the Independent Producers Association of the Mountain States (IPAMS). He also serves on other boards, including Community Banks of Colorado.
John R. Wallace, President and Chief Operating Officer, joined Delta in October 2003 and was appointed President in February 2006. Since April 1, 2005, he also serves as Executive Vice President and Director of DHS Drilling Company. Mr. Wallace was Vice President of Exploration and Acquisitions for United States Exploration, Inc. (“UXP”), a publicly-held oil and gas exploration company, from May 1998 to October 2003, when he became employed by Delta. Prior to UXP, Mr. Wallace served as president of various different privately held oil and gas companies engaged in producing property acquisitions and exploration ventures. He received a Bachelor of Science in Geology from Montana State University in 1981. He is a member of the Rocky Mountain Oil and Gas Association, the American Association of Petroleum Geologists and the

Independent Producers Association of the Mountain States. Mr. Wallace is the son of John B. Wallace, a Director of the Company.
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
Stanley F. (“Ted”) Freedman has served as Executive Vice President, General Counsel and Secretary since January 1, 2006 and has also served in those same capacities for our subsidiary, DHS Drilling Company, since the same date. He graduated from the University of Wyoming with a Bachelor of Arts degree in 1970 and a Juris Doctor degree in 1975. From 1975 to 1978, Mr. Freedman was a staff attorney with the United States Securities and Exchange Commission. From 1978 to December 31, 2005, he was engaged in the private practice of law in Denver, Colorado.
Kevin R. Collins is Executive Vice President, Finance and Strategy of Kfx Inc. From 1995 until 2004 he was Executive Vice President and Chief Financial Officer of Evergreen Resources, Inc., having served in various management capacities. Evergreen Resources was acquired by Pioneer Natural Resources in September 2004. Mr. Collins became a Certified Public Accountant in 1983 and has over 13 years of public accounting experience. He has served as Vice President and a Board Member of the Colorado Oil and Gas Association, President of the Denver Chapter of the Institute of Management Accountants, Director of Pegasus Technologies, Inc. and Board Member and Chairman of the Finance Committee of Independent Petroleum Association of Mountain States. He received his B.S. degree in Business Administration and Accounting from the University of Arizona.
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
Neal A. Stanley founded Teton Oil & Gas Corporation in Denver, Colorado and has served as President and sole shareholder since 1991. From 1996 to June 2003, he was Senior Vice President – Western Region for Forest Oil Corporation. Since December 2005, Mr. Stanley has served as a member of the Board of Directors and Compensation Committee for Calgary based Pure Energy Services Ltd. Pure Energy Services Ltd. debuted on the Toronto Stock Exchange in February 2006 under the symbol PSV. Mr. Stanley has approximately thirty years of experience in the oil and gas business. Since 1995, he has been a member of the Executive Committee of the Independent Petroleum Association of Mountain States, and served as its President from 1999 to 2001. Mr. Stanley received a B.S. degree in Mechanical Engineering from the University of Oklahoma in 1975.
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
James B. Wallace has been involved in the oil and gas business for over 40 years and has been a partner of Brownlie, Wallace, Armstrong and Bander Exploration in Denver, Colorado since 1992. From 1980 to 1992 he was Chairman of the Board and Chief Executive Officer of BWAB Incorporated. Mr. Wallace currently serves as a member of the Board of Directors and formerly served as the Chairman of Tom Brown, Inc., an oil and gas exploration company then listed on the New York Stock Exchange. He received a B.S. Degree in Business Administration from the University of Southern California in 1951. James B. Wallace is the father of John R. Wallace, the President of Delta.
At the present time Messrs. Collins, Eckelberger, Lewis, and Smith serve as the Audit Committee; Messrs. Eckelberger, Collins, Lewis, and Smith serve as the Compensation Committee; and Messrs. Smith, Collins, Eckelberger, Lewis and Stanley serve as the Nominating & Governance Committee.
All directors will hold office until the next annual meeting of stockholders. All of our officers will hold office until our next annual meeting of our Board of Directors. There is no arrangement or understanding among or between any such officers or any persons pursuant to which such officer is to be selected as one of our officers.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information; Dividends
Delta’s common stock currently trades under the symbol “DPTR” on the NASDAQ National Market. The following quotations reflect inter-dealer high and low sales prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
September 30, 2003	$5.73	$4.12
December 31, 2003	6.30	4.75
March 31, 2004	11.19	6.04
June 30, 2004	15.93	10.00

September 30, 2004	$15.47	$10.01
December 31, 2004	16.11	12.67
March 31, 2005	17.07	12.87
June 30, 2005	14.95	8.99

September 30, 2005	$20.82	$14.01
December 31, 2005	22.31	15.07
On February 28, 2006, the closing price of our common stock was $19.51. We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future.
Approximate Number of Holders of Common Stock
The number of holders of record of our common stock at February 28, 2006 was approximately 800 which does not include an estimated 2,500 additional holders whose stock is held in “street name.”
Recent Sales of Unregistered Securities
During the six months ended December 31, 2005, we did not have any sale of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”) that have not been reported in a Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
We did not repurchase any of our shares of common stock during the quarter ended December 31, 2005.

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

	Six Months Ended December 31,		Years Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
		(Unaudited)	(In thousands, except per share amounts)
Total Revenues	$61,774	$38,864	$94,707	$36,367	$20,718	$8,052	$12,712
Income (loss) from Continuing Operations	$(20,518)	$10,095	$11,276	$2,297	$(241)	$(6,156)	$345
Net Income (Loss)	$(590)	$8,754	$15,050	$5,056	$1,257	$(6,253)	$345
Income/(Loss)
Per Common Share
Basic	$(.01)	$.22	$.37	$.19	$.05	$(.49)	$.03
Diluted	$(.01)	$.21	$.36	$.17	$.05	$(.49)	$.03
Total Assets	$693,393	$326,100	$512,983	$272,704	$86,847	$74,077	$29,832
Total Liabilities	$357,442	$109,543	$276,746	$86,462	$38,944	$29,161	$11,551
Minority Interest	$15,496	$273	$14,614	$245	$—	$—	$—
Stockholders’ Equity	$320,455	$216,284	$221,623	$185,997	$47,903	$44,916	$18,281
Total Long-Term Liabilities	$257,743	$85,925	$222,596	$72,172	$33,082	$24,939	$9,434
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a Denver, Colorado based independent energy company engaged primarily in the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil. Our core areas of operation are the Gulf Coast and Rocky Mountain regions, which comprise the majority of our proved reserves, production and long-term growth prospects. We have a significant drilling inventory that consists of proved and unproved locations, the majority of which are located in our Rocky Mountain development projects. At December 31, 2005, we had estimated proved reserves that totaled 269.4 Bcfe, of which 38.5% were proved developed, with an after-tax PV-10 value of $760.6 million. As of December 31, 2005, we achieved net production of 56.0 Mmcfe per day.
As of December 31, 2005, our reserves were comprised of approximately 181.2 Bcf of natural gas and 14.7 Mmbbls of crude oil, or 67.2% gas on an equivalent basis. Approximately 48% of our proved reserves were located in the Gulf Coast, 38% in the Rocky Mountains, and 14% in other locations. We expect that our drilling efforts and capital expenditures will focus increasingly on the Rockies, where approximately two-thirds of our fiscal 2006 capital budget is allocated and more than one-half of our undeveloped acreage is located. As of December 31, 2005, we controlled approximately 990,000 undeveloped acres, representing in excess of 96% of our total acreage position. We retain a high degree of operational control over our asset base, with an average working interest in excess of 90% as of December 31, 2005. This provides us with controlling interests in a multi-year inventory of drilling locations, positioning us for continued reserve and production growth through our drilling operations. We also have a controlling ownership interest in a drilling company, providing the benefit of access to 11 drilling rigs primarily located in the Rocky Mountain region. We concentrate our exploration and development efforts in fields where we can apply our technical exploration and development expertise, and where we have accumulated significant operational control and experience.
For calendar year 2006, we have preliminarily established a drilling budget of approximately $150.0 to $195.0 million. We are concentrating a substantial portion of this budget on the development of our Newton, Opossum Hollow, and Midway Loop Fields in the Gulf Coast region, the Howard Ranch Field in the Wind River Basin in central Wyoming, the Vega Unit and PGR properties of the Piceance Basin in western Colorado, and our central Utah play acquired subsequent to year-end. State of the art geologic and seismic geophysical modeling indicates that these fields have target geologic formations containing substantial hydrocarbon deposits that can be economically developed. Recently completed successful wells in several of these Rocky Mountain development programs have found multiple accumulations of tight sand reservoirs at various depths, characterized by low permeability and high pressure. These types of reservoirs possess predictable geologic attributes and consistent reservoir characteristics, which result in a higher drilling success rate and lower per well cost and risk.

The exploration for and the acquisition, development, production, and sale of, natural gas and crude oil is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for stockholders. Generating reserve and production growth while containing costs represents an ongoing focus for management, and is made particularly important in our business by the natural production and reserve decline associated with oil and gas properties. In addition to developing new reserves, we compete to acquire additional reserves, which involve judgments regarding recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. During periods of historically high oil and gas prices, third party contractor and material cost increases are more prevalent due to increased competition for goods and services. Other challenges we face include attracting and retaining qualified personnel, gaining access to equipment and supplies and maintaining access to capital on sufficiently favorable terms.
We have taken the following steps to mitigate the challenges we face. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, typically costless collars. The level of our hedging activity and the duration of the instruments employed depend upon our review of market conditions, available hedge prices and our operating strategy. Our current derivative contracts cover approximately 32% of our estimated 2006 oil and gas production. Our interest in a drilling and trucking company allows us to mitigate the increasing challenge for rig availability in the Rocky Mountains and also helps to control third party contractor and material costs. Our business strengths include a multi-year inventory of attractive drilling locations and a diverse balance of high return Gulf Coast properties and long lived Rockies reserves, allowing us to grow reserves and replace and expand production organically without having to rely solely on acquisitions.
Recent developments
During the six months ended December 31, 2005, we achieved the following:
•	Successfully closed $100.0 million private placement of common stock to fund the acquisition discussed below.

•	Acquired 145,000 net undeveloped acres in the Columbia River Basin in Washington and an interest in 6,314 gross acres that are currently being developed in the Piceance Basin in Colorado for $85.0 million.

•	Successfully divested of the Deerlick Creek field in Tuscaloosa County, Alabama for net proceeds of $28.9 million resulting in a gain on sale of oil and gas properties of $10.2 million, net of tax and divested other non-core properties for proceeds of $5.3 million and a gain on sale of $1.6 million, net of tax.

•	Successfully closed bank financing arrangement for DHS with Guggenheim Corporate Funding, LLC (“Guggenheim”) for $35.0 million and completed the $4.5 million acquisition of Chapman Trucking, which ensures rig mobility for DHS rigs.

•	Increased reserves to 269.4 Bcfe at December 31, 2005, an increase of 20.1% compared to reserves as of June 30, 2005 of 224.3 Bcfe.
Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the six months ended December 31, 2005 and 2004, and the fiscal years ended June 30, 2005, 2004 and 2003. The following table sets forth (in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Transition Report on Form 10-K.

	Six Months Ended
	December 31,		Years Ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
Revenue:
Oil and gas sales	$60,656	$39,657	$90,871	$37,226	$22,576
Contract drilling and trucking fees	9,096	300	4,796	—	—
Realized loss on derivative instruments, net	(7,978)	(93)	(960)	(859)	(1,858)

Total Revenue	61,774	39,864	94,707	36,367	20,718

Operating Expenses:
Lease operating expense	9,434	6,051	15,566	7,530	6,966
Transportation expense	829	172	575	259	230
Production taxes	3,541	2,906	6,128	1,978	1,214
Depreciation, depletion and amortization – oil and gas	17,577	8,273	21,682	9,900	4,999
Depreciation and amortization – drilling and trucking	2,847	386	1,525	14	—
Exploration expense	3,411	1,283	6,155	2,406	140
Dry hole costs	4,073	2,673	2,771	2,132	537
Drilling and trucking operations	5,821	1,074	4,666	232	—
Professional fees	2,264	847	2,010	1,174	842
General and administrative	14,227	6,104	14,920	6,875	4,295

Total operating expenses	64,024	29,769	75,998	32,500	19,223

Operating income (loss)	(2,250)	10,095	18,709	3,867	1,495

Other income and (expense):
Other income (expense)	173	(149)	(492)	122	31
Gain on sale of marketable securities, net of tax	1,194	—	—	—	—
Unrealized loss on derivative contracts, net	(9,872)	—	—	—	—
Minority interest	(688)	315	1,017	70	—
Interest and financing costs	(9,075)	(2,236)	(7,958)	(1,762)	(1,767)

Total other expense	(18,268)	(2,070)	(7,433)	(1,570)	(1,736)

Income (loss) from continuing operations before income taxes and discontinued operations	(20,518)	8,025	11,276	2,297	(241)

Income tax benefit	7,639	—	3,325	—	—

Net income (loss) from continuing operations	(12,879)	8,025	14,601	2,297	(241)
Income from discontinued operations of properties sold, net of tax	501	729	449	872	1,241
Gain on sale of oil and gas properties, net of tax	11,788	—	—	1,887	277
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(20)

Net income (loss)	$(590)	$8,754	$15,050	$5,056	$1,257

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004 (Unaudited)
Net Income. Net income decreased $9.5 million to a net loss of $590,000 or $.01 per diluted common share for the six months ended December 31, 2005, as compared to net income of $8.8 million or $.21 per diluted common share for the six months ended December 31, 2004. This decrease was primarily due to a $9.9 million non-cash loss for ineffective hedges, $8.0 million of realized losses on hedging contracts, higher exploration and dry hole costs, increased general and administrative expenses of $8.1 million due to the growth in the Company’s operations and activities, and increased interest and financing costs of $6.8 million due to higher average debt outstanding.
Revenue. During the six months ended December 31, 2005, oil and natural gas revenue from continuing operations increased 53% to $60.7 million, as compared to $39.7 million for the six months ended December 31, 2004. The increase was the result of (i) an average onshore gas price received during the six months ended December 31, 2005 of $8.82 per Mcf compared to $5.83 per Mcf received in the six months ended December 31, 2004, (ii) an increase in average onshore oil price received in the six months ended December 31, 2005 of $59.42 per Bbl compared to $44.64 per Bbl during the same period in 2004, (iii) an increase in offshore oil price received of $48.98 per Bbl during the six months ended December 31, 2005 compared to $30.66 during the six months ended December 31, 2004, and (iv) a 7.6% increase in average daily production over the six months ended December 31, 2004.

Cash payments required on our hedging activities impacted revenues during the six months ended December 31, 2005 and 2004. The cost of settling our hedging activities was $8.0 million and $93,000 during the six months ended December 31, 2005 and 2004, respectively.
Contract Drilling and Trucking Fees. At December 31, 2005 DHS owned eleven drilling rigs with depth ratings of approximately 7,500 to 20,000 feet. In addition, in early 2006, two additional rigs were acquired. We have the right to use all of the rigs on a priority basis, although approximately half are currently working for third party operators.
Drilling revenues for the six months ended December 31, 2005 increased to $9.1 million compared to $300,000 for the prior year period. Drilling revenue is earned under daywork contracts where we provide a drilling rig with required personnel to our third party customers, who supervise the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is in use. During the mobilization period we typically earn a fixed amount of revenue based on the mobilization rate set in the contract. Drilling revenues earned on wells drilled for Delta have been eliminated through consolidation. At December 31, 2005 there were eight DHS rigs in operation compared to four rigs in operation at June 30, 2005.
Trucking revenues were insignificant during the six months ended December 31, 2005 as the Chapman acquisition was completed in November.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the six months ended December 31, 2005 and 2004 are as follows:

	Six Months Ended December 31,
	2005		2004
	Onshore	Offshore	Onshore	Offshore
Production:
Oil (MBbl)	428	81	430	74
Gas (MMcf)	3,565	—	3,123	—
Production – Discontinued Operations:
Oil (MBbl)	—	—	19	—
Gas (MMcf)	155	—	174	—
Average Price – Continuing Operations:
Oil (per barrel)	$59.42	$48.98	$44.64	$30.66
Gas (per Mcf)	$8.82	$—	$5.83	$—

Costs per Mcfe
Hedge effect	$(1.18)	$—	$(.02)	$—
Lease operating expense	$1.17	$4.62	$0.78	$3.57
Production taxes	$.60	$(.23)	$.51	$.06
Transportation costs	$.14	$—	$.03	$—
Depletion expense	$2.24	$.61	$1.33	$.75
Lease Operating Expense. Lease operating expenses for the six months ended December 31, 2005 were $9.4 million compared to $6.1 million for the same period a year earlier. Lease operating expense from continuing operations for onshore properties for the six months ended December 31, 2005 was $1.17 per Mcfe as compared to $0.78 per Mcfe for the same period a year earlier. Lease operating expense from continuing operations for offshore properties was $4.62 per Mcfe for the six months ended December 31, 2005 and $3.57 per Mcfe for the same period a year earlier. This increase in lease operating costs from continuing operations per Mcfe can be primarily attributed to the increase in the percentage of wells owned in the Gulf coast region, largely due to the Manti acquisition in January 2005, as compared to our other regions. Our Gulf Coast properties typically have higher average lease operating costs. Recently, Newton has experienced substantial costs related to compression and salt water hauling and disposal.
Depreciation, Depletion and Amortization – oil and gas. Depreciation, depletion and amortization expense increased 112% to $17.6 million in the six months ended December 31, 2005, as compared to $8.3 million for the six months ended December 31, 2004. Depreciation, depletion and amortization expenses for our onshore properties increased to $2.24 per Mcfe during the six months ended December 31, 2005 from $1.33 per Mcfe for the six months ended December 31, 2004. Depletion rates have increased based on the higher amounts paid to acquire reserves in the ground and the increase in drilling costs relative to reserve additions. We also incurred higher depletion rates caused by lower proved developed producing reserves in our South Angleton and Padgett fields. The reduction in the South Angleton field was from unsuccessful drilling results, while the reduction in reserves in the Padgett field was from a seismic survey that indicated a smaller reservoir than originally anticipated.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling and trucking increased to $2.8 million for the six months ended December 31, 2005 as compared to $386,000 for the prior year period. This increase can be attributed to additional rigs acquired by DHS Drilling Company.
Dry Hole Costs. We incurred dry hole costs of approximately $4.1 million for the six months ended December 31, 2005 compared to $2.7 million for the same period a year ago. During 2004, a significant portion of these costs related to our Trail Blazer prospect in Laramie County, Wyoming and four non-Niobrara formation dry holes in Washington County, Colorado. During the six months ended December 31, 2005, four dry holes were drilled including two in Washington County, Colorado, one in Utah, and one in Orange County, California.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the six months ended December 31, 2005 were $3.4 million compared to $1.3 million for the six months ended December 31, 2004. The increase in exploration costs was primarily related to seismic costs and impairment of prospect acquisition costs. During the six months ended December 31, 2005, our most significant exploration cost related to the $1.4 million Newton 3D seismic shoot covering 58 square miles which was completed and processed during 2005 and which will assist us in prioritizing our drilling locations and identifying new target formations in 2006. In addition, we acquired 2D data in the Gulf Coast region and also began acquiring geophysical data on the Columbia River Basin properties in the state of Washington.
During the six months ended December 31, 2005, a dry hole was drilled on a prospect located in Orange County, California. Based on drilling results and evaluation of the Prospect, we determined that we would not pursue development and accordingly an impairment was recorded. Included in our exploration expense for the six months ended December 31, 2005 is $1.3 million for the full impairment of the remaining leasehold costs related to the prospect.
Drilling and Trucking Operations. We had drilling and trucking operations of $5.8 million during the six months ended December 31, 2005 compared to $1.1 million during the six months ended December 31, 2004. The significant increase in expenses was due to an increase in the number of rigs in operation, eight rigs as of December 31, 2005 compared to two rigs at December 31, 2004.
Professional Fees. Professional fees include corporate legal costs, accounting fees, shareholder relations consultants and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to our undeveloped offshore California leases. Our professional fees increased 167% to $2.3 million for the six months ended December 31, 2005, as compared to $847,000 for the six months ended December 31, 2004. The increase in professional fees can be attributed largely to compliance with the Sarbanes-Oxley Act and also to annual fees incurred over the shorter six month transition period ended December 31, 2005 without a corresponding reduction in fees.
General and Administrative Expense. General and administrative expense increased 133% to $14.2 million for the six months ended December 31, 2005 as compared to $6.1 million for the six months ended December 31, 2004. The increase in general and administrative expenses is primarily attributed to (i) $2.1 million of stock option compensation expense related to the adoption of SFAS No. 123R, (ii) a 60% increase in technical and administrative staff and related personnel costs, (iii) the expansion of our office facility and (iv) $715,000 of vested restricted stock and option awards granted to officers, directors and management.

Gain on Sale of Marketable Security. During the six months ended December 31, 2005, the Company sold investment securities classified as available-for-sale securities resulting in a realized gain of $1.2 million.
Unrealized Losses on Derivative Contracts, Net. During the six months ended December 31, 2005, our gas derivative contracts became ineffective and no longer qualified for hedge accounting. Hedge ineffectiveness results from different changes in the NYMEX contract terms and the physical location, grade and quality of our oil and gas production. The change in fair value of our gas contracts in the six month period are reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. As a result, we recognized an $9.9 million non-cash loss in our statement of operations. As commodity prices fluctuate, we will record our gas derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivative contracts in our statement of operations. Our oil derivative contracts continue to qualify for hedge accounting.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from Big Dog, Shark or DHS in which they hold an interest. During the six months ended December 31, 2004, Big Dog and Shark incurred operating losses. During the six months ended December 31, 2005, DHS generated an operating profit.
Interest and Financing Costs. Interest and financing costs increased 306% to $9.1 million for the six months ended December 31, 2005, as compared to $2.2 million for the six months ended December 31, 2004. The increase is primarily related to interest on the $150.0 million senior notes that were issued in March 2005, the increase in the average amount outstanding under our credit facility primarily as a result of the Manti acquisition completed in January 2005 and our increased investment in the Columbia River prospect in Washington completed in April 2005. In addition, borrowings of $35.0 million by DHS have also resulted in increased interest expense.
Income tax benefit. Prior to June 30, 2005, the Company recorded a full valuation allowance on its deferred tax assets and accordingly, during the six months ended December 31, 2004, no income tax provision was recorded. During the six months ended December 31, 2005, an income tax benefit of $7.6 million was recorded for continuing operations at an effective tax rate of 37.2%.
Discontinued Operations. On September 2, 2005, we completed the sale of our Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. We recorded a gain on sale of oil and gas properties of $10.2 million on net proceeds of $28.9 million after normal closing adjustments. The results of operations on these assets during the six months ended December 31, 2005 was $501,000. During October 2005, we sold at auction our interests in several non-strategic fields for proceeds of $5.3 million and a gain of $1.6 million.
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
Production volumes, average prices received and cost per equivalent Mcf for the years ended June 30, 2005 and 2004 are as follows:

	Years Ended June 30,
	2005		2004 (1)
	Onshore	Offshore	Onshore	Offshore
Production:
Oil (MBbl)	899	156	552	180
Gas (MMcf)	7,501	—	2,841	—
Production – Discontinued Operations:
Oil (MBbl)	2	—	16	—
Gas (MMcf)	174	—	269	—
Average Price – Continuing Operations:
Oil (per barrel)	$47.05	$33.37	$33.09	$22.11
Gas (per Mcf)	$5.79	$—	$5.27	$—

Costs per Mcfe
Hedge effect	$(.07)	$—	$(.14)	$—
Lease operating expense	$.92	$4.00	$.70	$2.98
Production taxes	$.46	$.21	$.31	$.04
Transportation costs	$.04	$—	$.04	$—
Depletion expense	$1.57	$.77	$1.46	$.65

(1)	2004 information has changed to comply with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Lease Operating Expense. Lease operating expenses for the year ended June 30, 2005 were $15.6 million compared to $7.5 million for the same period a year earlier. Lease operating expense from continuing operations for onshore properties for the year ended June 30, 2005 was $.92 per Mcfe as compared to $.70 per Mcfe for the same period a year earlier. Lease operating expense from continuing operations for offshore properties was $4.00 per Mcfe for the year ended June 30, 2005 and $3.76 per Mcfe for the same period a year earlier. This increase in lease operating costs from continuing operations per Mcfe can be primarily attributed to the completion of the Manti acquisition in January 2005 and the Alpine acquisition in June 2004. The assets acquired in these two transactions have higher production costs than the asset base previously owned.
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
Drilling and Trucking Operations. We had drilling and trucking operations of $4.7 million during the year ended June 30, 2005 compared to $232,000 during the year ended June 30, 2004. The significant increase in expenses was due to an increase in the number of rigs in operation.
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
Production volumes, average prices received and cost per equivalent Mcf for the years ended June 30, 2004 and 2003 were as follows:

	Years Ended June 30,
	2004 (1)		2003 (1)
	Onshore	Offshore	Onshore	Offshore
Production:
Oil (MBbl)	552	180	217	227
Gas (MMcf)	2,841	—	2,492	—
Production – Discontinued Operations:
Oil (MBbl)	16	—	35	—
Gas (MMcf)	269	—	446	—
Average Price – Continuing Operations:
Oil (per barrel)	$33.09	$22.11	$28.82	$20.21
Gas (per Mcf)	$5.27	$—	$4.71	$—

Costs per Mcfe
Hedge effect	$(.14)	$—	$(.49)	$—
Lease operating expense	$.70	$2.98	$.99	$2.35
Production taxes	$.31	$.04	$.30	$.05
Transportation costs	$.04	$—	$.06	$—
Depletion expense	$1.46	$.65	$1.02	$.79

(1)	2004 and 2003 information has changed to comply with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Lease Operating Expense. Lease operating expense increased 8% to $7.5 million for fiscal 2004, as compared to $7.0 million for 2003; however, onshore lease operating costs per Mcfe decreased from $.99 per Mcfe in fiscal 2003 to $.70 per Mcfe in fiscal 2004. This decrease in production cost per Mcfe can primarily be attributed to our Padgett Field acquisition completed during fiscal 2003. The Padgett Field added an additional 1.2 Bcfe to current year production with an associated cost of $.22 per Mcfe.
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
Professional Fees. Professional fees include corporate legal costs, accounting fees, shareholder relations consultants and legal fees for representation in negotiations and discussions with various state and federal governmental agencies relating to our undeveloped offshore California leases. Our professional fees increased 43% to $1.2 million for fiscal 2004, as compared to $842,000 for fiscal 2003. The increase in professional fees can be attributed largely to the compliance with the Sarbanes-Oxley Act.

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
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, through cash provided by operating activities and the sale of oil and gas properties, and through borrowings under our credit facility. On March 15, 2005, we issued 7% senior notes, unsecured, for aggregate net proceeds of $149.3 million. At the same time, we also increased our credit facility to $200.0 million with an available borrowing base of $75.0 million, $10.7 million of which was not drawn at December 31, 2005. On September 27, 2005, we completed a private placement of 5,405,418 shares of our common stock to twenty-seven institutional investors at a price of $18.50 per share in cash for gross proceeds of $100.0 million and net proceeds of $95.0 million. The majority of the proceeds were immediately used to acquire additional oil and gas properties. On September 2, 2005 we sold our non-core Deerlick Field located in Tuscaloosa, Alabama for $28.9 million, subject to certain normal closing adjustments and on September 30, 2005, DHS completed a five-year financing arrangement for $35.0 million. Subsequent to year end, we sold certain non-operated properties (subject to certain normal closing adjustments) and issued common stock for net proceeds of $37.0 million.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production and the success of our exploration and production activities in generating additions to production.
We continue to examine alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments, the sale of preferred and common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.
We believe the availability under our Revolving Credit Facility, projected operating cash flows, additional debt and equity financings and cash on hand will be sufficient to meet the requirements of our business; however, future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. We cannot give assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to, drilling results, product pricing and future acquisition and divestitures of properties.
Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the last eighteen months ended December 31, 2005, we completed the following transactions:

During December 2005, Delta transferred its ownership in approximately 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin to a newly created wholly owned subsidiary, CRB Partners, LLC (“CRBP”). In January 2006, Delta sold a minority interest in CRBP to a small group of investors. The Company expects to record a gain during the first quarter of 2006 as a result of closing this transaction. The Company plans to use the proceeds from such sale to initially reduce borrowings under its senior secured debt facility and to later accelerate its rate of development drilling. As a result of the transaction, Delta now owns a net interest of just over 40,000 acres in the Columbia River Basin through its remaining ownership of CRBP and additional interests in 332,000 net acres in the Columbia River Basin from previous transactions.
On November 9, 2005, DHS acquired 100% of Chapman Trucking (“Chapman”) for $4,500,000 in cash and the results of operations of the entity is included in the Company’s consolidated statement of operations since that date. The purchase was for 18 trucks and 37 trailers. Chapman will continue to market trucking services in the Casper, Wyoming area, as well as enter the rig moving market for DHS and third party drilling rigs.
On September 29, 2005 the Company acquired an undivided 50% working interest in approximately 145,000 net undeveloped acres in the Columbia River Basin in Washington, and an interest in undeveloped acreage in the Piceance Basin in Colorado from Savant Resources, LLC (“Savant”) for an aggregate purchase price of $85.0 million in cash. The majority of the acquired acreage in the Columbia River Basin consolidates the Company’s current leasehold position. This acquisition included a small portion of acreage that is subject to an agreement with EnCana Oil & Gas (USA) Inc., whereby the Company has the right to convert an overriding royalty interest to a working interest at project payout. In the Piceance Basin, the Company acquired Savant’s interest in an entity that owns a 25% interest in approximately 6,314 gross acres that is currently being developed. The acquisition was funded through the issuance of securities discussed below.
On September 27, 2005, we completed a private placement of 5,405,418 shares of our common stock to twenty-seven institutional investors at a price of $18.50 per share in cash for gross proceeds of $100.0 million and net proceeds of $95.0 million. The proceeds were primarily used to fund the Savant transaction discussed above.
On May 4, 2005, we purchased from Savant a 14.25% back-in after project payout working interest in approximately 427,000 acres in the Columbia River Basin for $18.2 million in cash. The acreage is in close proximity to many of our existing leasehold interests in the basin and includes a lease on which another operator is currently drilling. The interest acquired is a non-cost bearing interest with a back-in after project payout. We can, however, at any time and at our discretion, convert the interest to a cost bearing working interest by paying our proportionate share of the costs incurred in the project.
On March 31, 2005, we purchased the remaining interest in Big Dog in exchange for our interest in Shark, one of Big Dog’s rigs, certain related equipment and 100,000 shares of our restricted stock valued at $1.4 million. On April 15, 2005, we conveyed our interest in Big Dog to DHS in exchange for 4,500,000 shares of DHS restricted stock, or 90% of its issued and outstanding shares. On May 16, 2005, DHS sold 45% of its restricted stock to Chesapeake Energy, Inc. for $15 million. We currently own 49.5% of DHS. We control the board of directors and operations and have a right to the use of their rigs. As such, the operations of DHS have been consolidated into the Company.
On January 4, 2005 we acquired additional interests in the South Tongue area of Washington County and also entered into an exploration agreement for properties in Orange County, California. We paid $400,000 in cash and 135,836 shares of our common stock valued at $2.0 million, of which $1.1 million was attributable to South Tongue.
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

On November 4, 2004, we entered into an agreement with Edward Mike Davis, LLC to acquire the balance of its back-in working interest and his overriding royalty interest in all of his ownership to the base of the Niobrara formation in the South Tongue interests in Washington County, Colorado. This agreement eliminated all future drilling commitments in Washington County. This included approximately 260,000 acres of leasehold. In addition, we acquired a 100% working interest with a 70% net revenue interest in the Magers 1-9 well in Colusa County, California. Total consideration was 650,000 shares of our common stock valued at approximately $9.4 million. Also on November 4, 2004, we entered into an agreement with Davis to acquire and possibly develop certain areas in Elbert County, Colorado. The initial cost of this transaction was 25,000 shares of our common stock valued at approximately $363,000.
On September 15, 2004, we acquired seven wells in Karnes County, Texas from an unrelated entity and an unrelated individual for $5.0 million in cash.
On July 1, 2004, we acquired certain interests in California’s Sacramento Basin and a 7.5% reversionary working interest in the South Tongue interests in Washington County, Colorado from Edward Mike Davis, LLC, which was then a greater than 5% stockholder, for 760,000 shares of our common stock valued at $10.4 million using the five-day closing price before and after the terms of the agreement were agreed and closed, which was $13.63.
Historical Cash Flow
Our cash flow from operating activities increased 28% to $24.9 million for the six months ended December 31, 2005 compared to $19.4 million for the same period a year earlier, primarily as a result of a 53% increase in revenue and a 137% increase in non-cash depletion expense. Our net cash used in investing activities increased by 341% to $146.5 million for the six months ended December 31, 2005 compared to $33.2 million for the same period a year earlier. The increase in cash used for investing activity can be attributed to the expansion of our drilling programs in both the Rocky Mountain and Gulf Coast regions along with additional drilling rig acquisitions. Cash flow from financing activities increased to $124.9 million for the six months ended December 31, 2005 compared to $13.5 million for the same period the prior year. During the six months ended December 31, 2005, we financed our operations, acquisitions, and capital expenditures primarily with net proceeds of $95.0 million in newly issued equity and $29.2 million in net debt additions.
Our cash flow from operating activities increased 366% to $44.9 million for the year ended June 30, 2005 compared to $9.6 million for the same period a year earlier, primarily as a result of a 161% increase in revenue and a 134% increase in non cash depletion expense. Our net cash used in investing activities increased by 24% to $183.9 million for the year ended June 30, 2005 compared to $148.4 million for the same period a year earlier. The increase in cash used for investing activity can be attributed to the expansion of our drilling programs in both the Rocky Mountain and Gulf Coast regions along with additional drilling rig acquisitions. Cash flow from financing was $139.2 million for the year ended June 30, 2005 which was consistent with $138.6 for the same period the prior year. During fiscal 2005, we financed our operations primarily with debt. On March 15, 2005, we issued 7% senior unsecured notes for an aggregate amount of $150.0 million. During fiscal 2004, we financed our operations with the issuance of $98.0 million in equity and an increase in our bank credit facility.

Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003 are as follows:

	Six Months Ended
	December 31,	Year Ended June 30,
	2005	2005	2004	2003
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Savant Acquisition	$85,000	$—	$—	$—
Manti	—	59,700	—	—
Columbia River Basin	—	18,255	—	—
Washington, County South and North Tongue	828	10,571	30,406	—
Sacramento Basin	—	10,400	—	—
Karnes County, Texas	—	5,000	—	—
Alpine Resources	—	—	120,655	—
Padgett	—	—	—	9,631
Other	7,904	2,718	—	—
Other development costs	86,871	102,216	37,969	8,468
Drilling and trucking companies	25,733	32,690	3,965	—
Exploration costs	3,411	6,155	2,406	140

	$209,747	$247,705	$195,401	$18,239

FINANCING SOURCES:
Cash flow provided by operating activities	$26,226	$44,862	$9,623	$7,999
Stock issued for cash upon exercised options	1,166	132	3,563	975
Stock issued for cash, net	95,026	—	97,902	—
Net long-term borrowings	28,715	139,051	37,157	6,921
Proceeds from sale of oil and gas properties	34,178	18,721	10,787	850
Other	2,566	14,863	(721)	139

	$187,877	$217,629	$158,311	$16,884

We anticipate our capital and exploration expenditures to range between $150.0 and $195.0 million for the year ended December 31, 2006. The timing of most of our capital expenditures is discretionary.
Sale of Oil and Gas Properties — Discontinued Operations
On August 19, 2004, we completed the sale of our interests in five fields in Louisiana and South Texas previously acquired in the Alpine acquisition for $18.7 million, net of commission. We paid $8.8 million on our credit facility balance from the sale of these properties. No gain or loss was recognized on this transaction.
On September 2, 2005, we completed the sale of our interest in the Deerlick Field located in Tuscaloosa, Alabama, for net cash proceeds of $28.9 million and an effective date of July 1, 2005. We recorded a gain on sale of oil and gas properties of approximately $10.2 million. Revenues from these oil and gas properties were approximately $1.3 million, $4.9 million, $3.3 million and $3.0 million for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively.
During October 2005, we sold at auction our interest in several non-strategic fields for proceeds of $5.3 million and a gain of $1.6 million.

Contractual and Long-Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at December 31, 2005	1 year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,500	21,000	21,000	46,783	99,283
Credit facility	—	64,270	—	—	64,270
Term loan – DHS	7,000	14,000	14,000	—	35,000
Abandonment retirement obligation	466	340	478	6,438	7,722
Derivative liability	12,376	5,847	—	—	18,223
Operating leases	1,843	3,691	2,920	4,100	12,554
Other debt obligations	73	80	—	—	153

Total contractual cash obligations	$32,258	$109,228	$38,398	$207,321	$387,205

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
Credit Facility
At December 31, 2005, our $200.0 million credit facility had an available borrowing base of approximately $75.0 million and $64.3 million outstanding. The temporary reduction in available borrowing base was established until certain drilling results were attained. We anticipate our available borrowing base to increase with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The facility is collateralized by substantially all of our oil and gas properties. Currently, we are required to meet certain financial covenants which include a current ratio of 1 to 1, net of derivative instruments, and a consolidated debt to EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) of less than 3.5 to 1. The financial covenants only include subsidiaries which we own 100%. At December 31, 2005, the Company was not in compliance with its quarterly debt covenants and restrictions, but obtained a waiver from the banks for the quarter ended December 31, 2005. In addition, the credit agreement was amended to exclude the quarter ended March 31, 2006 from the current ratio requirement.
Subsequent determinations of the borrowing base will be made by the lending banks at least semi-annually on April 1 and October 1 of each year, or as special re-determinations. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, and (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days, to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility.
The credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and includes financial covenants.
Under certain conditions, amounts outstanding under the credit facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the credit facility. Subject to notice and cure periods in certain cases, other events of default under the credit facility will result in acceleration of the indebtedness at the option of the lending banks. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the credit facility (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the credit facility.
This facility is secured by a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, oil and gas inventory, and certain bank accounts and proceeds.

Term Loan — DHS
On September 30, 2005, DHS completed a financing arrangement with Guggenheim Corporate Funding, LLC (“Guggenheim”) for $35.0 million due September 30, 2010, with principal and interest payments due on the first calendar day of each quarter. The note bears interest at the Prime Rate plus 3.0%, or 10.0% at December 31, 2005. The note contains quarterly financial covenants applied to DHS on a stand-alone basis including a maximum leverage ratio of 2.5 to 1 (declining to 2.0 to 1.0 at June 30, 2006), a minimum current ratio of 1.25 to 1.0 and a minimum interest coverage ratio of 2.50 to 1, each as defined in the agreement. At December 31, 2005, DHS was not in compliance with its quarterly debt covenants and restrictions; however, on January 6, 2006 the note was amended with revised covenants effective as of December 31, 2005.
Other Contractual Obligations
Our abandonment retirement obligation arises from the plugging and abandonment liabilities for our oil and gas wells. The majority of this obligation will not occur over the next five years.
We lease our corporate office in Denver, Colorado under an operating lease which will expire in fiscal 2015. Our average yearly payments approximate $864,000 over the life of the lease. We have additional operating lease commitments which represent office equipment leases and short term debt obligations primarily relating to field vehicles and equipment.
Derivative instruments represent the net estimated unrealized losses for our oil and gas hedges at December 31, 2005. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk.
The following table summarizes our derivative contracts outstanding at December 31, 2005:

		Price Floor /			Unrealized losses
Commodity	Volume	Price Ceiling	Term	Index	at December 31, 2005
					(In thousands)
Contracts that qualify for hedge accounting
Crude oil	40,000 Bbls / month	$40.00 / $50.34	July ’05-June ’06	NYMEX-WTI	$3,002
Crude oil	10,000 Bbls / month	$45.00 / $56.90	July ’05-June ’06	NYMEX-WTI	416
Crude oil	25,000 Bbls / month	$35.00 / $61.80	July ’06-June ’07	NYMEX-WTI	2,445

Contracts that do not qualify for hedge accounting
Natural gas	10,000 MMBtu / day	$5.00 / $9.60	July ’05-June ’06	NYMEX-H HUB	2,828
Natural gas	3,000 MMBtu / day	$6.00 / $9.35	July ’05-June ’06	NYMEX-H HUB	945
Natural gas	13,000 MMBtu / day	$5.00 / $10.20	July ’06-June ’07	NYMEX-H HUB	8,586

					$18,222

The fair value of our derivative instruments obligation was $18.2 million at December 31, 2005 and $9.2 million on February 28, 2006.
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
The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
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

Recently Issued Accounting Standards and Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on our condensed consolidated results of operations, financial position or cash flows.
In April 2005, the FASB issued Staff Position 19-1, (“FSP 19-1”) “Accounting for Suspended Well Costs”. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved and specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. FSP 19-1 is effective for all reporting periods beginning after April 4, 2005, and accordingly, the Company adopted FSP 19-1 on July 1, 2005.
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
The current derivative contracts cover approximately 32% of our estimated 2006 production. Assuming production and the percent of oil and gas sold remained unchanged from the six months ended December 31, 2005, a hypothetical 10% decline in the average market price the Company realized during the six months ended December 31, 2005 on unhedged production would reduce the Company’s oil and natural gas revenues by approximately $6.2 million on an annual basis.
Interest Rate Risk
We were subject to interest rate risk on $99.3 million of variable rate debt obligations at December 31, 2005. The annual effect of a ten percent change in interest rates would be approximately $782,000. The interest rate on these variable rate debt obligations approximates current market rates as of December 31, 2005.
Item 8. Financial Statements and Supplementary Data
Financial Statements are included and begin on page F-1. There are no financial statement schedules since they are either not applicable or the information is included in the notes to the financial statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

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
With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for Delta. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

PART III
The information required by Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management,” Item 13 “Certain Relationships and Related Transactions” and Item 14 “Principal Accounting Fees and Services” is incorporated by reference to the Company’s definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders. For information concerning Item 10 “Directors and Executive Officers of the Registrant,” see Part I – Directors and Executive Officers.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements.

Page No.
Reports of Independent Registered Accounting Firm	F-1,2

Consolidated Balance Sheets as of December 31, 2005, June 30, 2005 and 2004	F-3

Consolidated Statements of Operations for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The Exhibits listed in the Index to Exhibits appearing at page 57 are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with a “*”.

EXHIBITS LIST
2.	Plans of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

2.1	Agreement and Plan of Merger, dated as of November 8, 2005, among Delta Petroleum Corporation, a Colorado corporation, Delta Petroleum Corporation, and as amended a Delaware corporation, DPCA LLC, a Delaware limited liability company and a wholly owned subsidiary of Delta Colorado, and Castle Energy Corporation, a Delaware corporation. Incorporated by reference to Appendix A to the proxy statement/prospectus contained in the Company’s Form S-4 registration statement, SEC File No. 333-130672.

3.	Articles of Incorporation and By-laws.

3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 31, 2006.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 9, 2006.

4.	Instruments Defining the Rights of Security Holders.

4.1	Purchase Agreement dated March 9, 2005, among Delta Petroleum Corporation, the Guarantors named therein and the Initial Purchasers named therein. Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated March 15, 2005.

4.2	Registration Rights Agreement dated March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and the Initial Purchasers named therein. Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K dated March 15, 2005.

4.3	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K dated March 15, 2005.

4.4	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees.

Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K dated March 15, 2005.

9.	Voting Trust Agreement.

9.1	Voting Agreement and Irrevocable Proxy dated as of November 8, 2005 by and among Delta Petroleum Corporation, DPCA LLC, and certain stockholders of Castle Energy Corporation, as amended. Incorporated by reference to Appendix B to the proxy Statement/prospectus included in the Company’s Form S-4 registration statement, SEC File No. 333-130672.

10.	Material Contracts.

10.1	Burdette A. Ogle “Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment,” “Lease Interests Purchase Option Agreement” and “Purchase and Sale Agreement.” Incorporated by reference from Exhibit 28.1 to the Company’s Form 8-K dated January 3, 1995.

10.2	Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated November 1, 1996. *

10.3	Delta Petroleum Corporation 1993 Incentive Plan, as amended June 30, 1999. Incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement dated June 1, 1999. *

10.4	Agreement between Burdette A. Ogle and Delta Petroleum Corporation effective December 17, 1998. Incorporated by reference from Exhibit 99.2 to the Company’s Form 10-QSB for the quarterly period ended December 31, 1998.

10.5	Agreement between Whiting Petroleum Corporation and Delta Petroleum Corporation (including amendment) dated June 8, 1999. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated June 9, 1999.

10.6	Purchase and Sale Agreement dated October 13, 1999 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated November 1, 1999.

10.7	Agreement between Delta Petroleum Corporation, Roger A. Parker and Aleron H. Larson, Jr. dated November 1, 1999. Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K dated November 1, 1999.*

10.8	Conveyance and Assignment from Whiting Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated December 1, 1999.

10.9	Agreement dated December 30, 1999 between Burdette A. Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K dated January 4, 2000.

10.10	Purchase and Sale Agreement dated June 1, 2000 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated July 10, 2000.

10.11	Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.*

10.12	Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke. Incorporated by reference from Exhibit 10.1 a, b, and c to the Company’s Form 8-K dated October 25, 2001. *

10.13	Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company’s definitive proxy statement filed May 1, 2002. *

10.14	Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated October 25, 2001.

10.15	Letter agreement dated December 3, 2001 between Delta Petroleum Corporation and Ogle Properties LLC, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K dated October 25, 2001.

10.16	Purchase and Sale Agreement between Castle Energy Company and Delta Petroleum Corporation dated December 31, 2001 incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K dated January 15, 2002.

10.17	Credit Agreement dated May 31, 2002 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated May 24, 2002.

10.18	First Amendment to Credit Agreement dated June 20, 2003 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated June 20, 2003.

10.19	Agreement with Arguello, Inc. Incorporated by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended June 30, 2003.

10.20	Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 19, 2003.

10.21	First Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated September 19, 2003.

10.22	Amended and Restated Credit Agreement dated December 30, 2003, by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated December 31, 2003.

10.23	Second Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K dated April 23, 2004.

10.24	Purchase and Sale Agreement dated June 10, 2004 with various sellers related to Alpine Resources, Inc. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 29, 2004.

10.25	Second Amendment of Amended and Restated Credit Agreement dated June 29, 2004 with Bank of Oklahoma, N.A., US Bank National Association and Hibernia National Bank. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated June 29, 2004.

10.26	Amendment No. 1 to Purchase and Sale Agreement dated July 7, 2004 with Edward Mike Davis and entities controlled by him. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated June 29, 2004.

10.27	Third Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated June 30, 2005. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 29, 2005.

10.28	Delta Petroleum Corporation 2005 New-Hire Equity Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 17, 2005.*

10.29	Amendment No. 1 to Delta Petroleum Corporation 2004 Incentive Plan. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated June 17, 2005.*

10.30	Employment Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2005.*

10.31	Employment Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.32	Employment Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.33	Employment Agreement with Stanley F. Freedman dated January 11, 2006. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006.*

10.34	Change in Control Executive Severance Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.35	Change in Control Executive Severance Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.36	Change in Control Executive Severance Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.37	Change in Control Executive Severance Agreement with Stanley F. Freedman dated January 11, 2006. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated January 11, 2006. *

10.38	Asset Purchase Agreement dated December 15th, 2004, with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, Manti Caballos Creek, LTD., a Texas limited partnership, Manti Opossum Hollow, LTD., a Texas limited partnership, J&P Oil and Gas, Inc., a Texas corporation, Lara Energy, Inc., a Texas corporation, and SofRoc Fuel Co., a Texas corporation. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated January 21, 2005.

10.39	First Amendment to Credit Agreement dated as of January 21, 2005 with JP Morgan Chase Bank, N.A., U.S. Bank N.A., Bank of Oklahoma and Hibernia Bank. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated January 21, 2005.

10.40	Credit Agreement dated November 5, 2004, by and among Delta Petroleum Corporation, Bank One, NA, Bank of Oklahoma, N.A., and U.S. Bank National Association. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004.

10.41	Fourth Amendment to Purchase and Sale Agreement with Edward Mike Davis, et al. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated November 4, 2004.

10.42	Delta Petroleum Corporation 2004 Incentive Plan. Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed on November 22, 2004.

10.43	Purchase and Sale Agreement dated effective May 1, 2005 with Savant Resources LLC. Filed herewith electronically.

10.44	Fourth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated November 18, 2005. Filed herewith electronically.

10.45	Fifth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated February 28, 2006. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated February 28, 2006.

10.46	Sixth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated March 6, 2006. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated March 6, 2006.

11.	Statement Regarding Computation of Per Share Earnings. Not applicable.

12.	Statement Regarding Computation of Ratios. Not applicable.

14.	Code of Ethics. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.deltapetro.com.

16.	Letter re: change in certifying accountant. Not applicable.

18.	Letter re: change in accounting principles. Not applicable.

21.	Subsidiaries of the Registrant. Filed herewith electronically.

22.	Published report regarding matters submitted to vote of security holders. Not applicable.

23.	Consents of experts and counsel.

23.1	Consent of KPMG LLP. Filed herewith electronically.

23.2	Consent of Ralph E. Davis Associates, Inc. Filed herewith electronically.

23.3	Consent of Mannon Associates. Filed herewith electronically.

24.	Power of attorney. Not applicable.

31.	Rule 13a-14(a) /15d-14(a) Certifications.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.	Section 1350 Certifications.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

*	Management contracts and compensatory plans.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Delta Petroleum Corporation:
We have audited the accompanying consolidated balance sheets of Delta Petroleum Corporation and subsidiaries as of December 31, 2005 and June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Petroleum Corporation and subsidiaries as of December 31, 2005 and June 30, 2005 and 2004, and the results of their operations and their cash flows for the six months ended December 31, 2005 and each of the years ended June 30, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in footnote 2 to the consolidated financial statements, Delta Petroleum Corporation adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of July 1, 2002.
As also discussed in footnote 2 to the consolidated financial statements, Delta Petroleum Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, as of July 1, 2005.
KPMG
Denver, Colorado
March 9, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Delta Petroleum Corporation:
We have audited management’s assessment, included in Item 9A, Management’s Report on Internal Control over Financial Reporting, that Delta Petroleum Corporation and subsidiaries (Delta or the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Delta’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Delta maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Delta maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta and subsidiaries as of December 31, 2005 and June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG
Denver, Colorado
March 9, 2006

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,	June 30,
	2005	2005	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,519	$2,241	$2,078
Marketable securities available for sale	—	1,764	912
Assets held for sale	19,215	—	—
Trade accounts receivable, net of allowance for doubtful accounts, of $100, $100, and $50, respectively	22,202	10,512	9,092
Prepaid assets	3,442	2,980	1,136
Inventory	3,285	5,062	1,350
Deferred tax asset	5,237	2,676	—
Derivative instruments	89	378	—
Other current assets	2,600	1,421	385

Total current assets	61,589	27,034	14,953

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	167,143	101,935	49,747
Proved	438,666	365,306	223,145
Drilling and trucking equipment, including deposits on equipment of $5,000, $7,500 and zero, respectively	64,129	40,031	3,965
Other	12,809	10,412	1,147

Total property and equipment	682,747	517,684	278,004
Less accumulated depreciation and depletion	(61,593)	(44,134)	(21,665)

Net property and equipment	621,154	473,550	256,339

Long-term assets:
Investment in LNG project	1,022	1,022	1,022
Deferred financing costs	5,291	5,825	131
Deferred tax assets	1,322	4,887	—
Derivative instruments	163	469	—
Goodwill	2,341	—	—
Other long-term assets	511	196	259

Total long-term assets	10,650	12,399	1,412

Total assets	$693,393	$512,983	$272,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,073	$3,477	$109
Accounts payable	67,772	38,151	12,326
Other accrued liabilities	19,462	5,281	1,855
Derivative instruments	12,465	7,241	—

Total current liabilities	106,772	54,150	14,290

Long-term liabilities:
7% Senior notes, unsecured	149,309	149,272	—
Credit facility	64,270	66,500	69,375
Term loan – DHS	28,000	—	—
Asset retirement obligation	3,002	2,975	2,542
Derivative liabilities	6,009	3,620	—
Other debt, net	80	229	255

Total long-term liabilities	250,670	222,596	72,172

Minority interest	15,496	14,614	245

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.10 par value:
authorized 3,000,000 shares, none issued	—	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 47,825,000 shares at December 31, 2005, 42,017,000 shares at June 30, 2005 and 38,447,000 shares at June 30, 2004	478	420	384
Additional paid-in capital	333,054	235,300	207,811
Unearned compensation	—	(1,382)	—
Accumulated other comprehensive (loss) income	(4,997)	(5,225)	342
Accumulated deficit	(8,080)	(7,490)	(22,540)

Total stockholders’ equity	320,455	221,623	185,997

Total liabilities and stockholders’ equity	$693,393	$512,983	$272,704

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
		(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$60,656	$90,871	$37,226	$22,576
Contract drilling and trucking fees	9,096	4,796	—	—
Realized loss on derivative instruments, net	(7,978)	(960)	(859)	(1,858)

Total revenue	61,774	94,707	36,367	20,718

Operating expenses:
Lease operating expense	9,434	15,566	7,530	6,966
Transportation expense	829	575	259	230
Production taxes	3,541	6,128	1,978	1,214
Depreciation, depletion, accretion and amortization – oil and gas	17,577	21,682	9,900	4,999
Depreciation and amortization – drilling and trucking	2,847	1,525	14	—
Exploration expense	3,411	6,155	2,406	140
Dry hole costs	4,073	2,771	2,132	537
Drilling and trucking operations	5,821	4,666	232	—
Professional fees	2,264	2,010	1,174	842
General and administrative	14,227	14,920	6,875	4,295

Total operating expenses	64,024	75,998	32,500	19,223

Operating income (loss)	(2,250)	18,709	3,867	1,495

Other income and (expense):
Other income (expense)	173	(492)	122	31
Gain on sale of marketable securities, net	1,194	—	—	—
Unrealized loss on derivative contracts, net	(9,872)	—	—	—
Minority interest	(688)	1,017	70	—
Interest and financing costs	(9,075)	(7,958)	(1,762)	(1,767)

Total other expense	(18,268)	(7,433)	(1,570)	(1,736)

Income (loss) from continuing operations before income taxes and discontinued operations	(20,518)	11,276	2,297	(241)

Income tax benefit	7,639	3,325	—	—

Income (loss) from continuing operations	(12,879)	14,601	2,297	(241)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	501	449	872	1,241
Gain on sale of oil and gas properties, net of tax	11,788	—	1,887	277
Cumulative effect of change in accounting principle, net of tax	—	—	—	(20)

Net income (loss)	$(590)	$15,050	$5,056	$1,257

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.29)	$.36	$.09	$(.01)
Discontinued operations	.28	.01	.10	.06
Cumulative effect of change in accounting principle, net of tax	—	—	—	*

Net income (loss)	$(.01)	$.37	$.19	$.05

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(.29)	$.36	$.08	$(.01)
Discontinued operations	.28	.01	.09	.06
Cumulative effect of change in accounting principle	—	—	—	*

Net income (loss)	$(.01)	$.36	$.17	$.05

*	Less than $.01 per common share
See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional	Put Option	other
	Common stock		paid-in	on Delta	comprehensive	Comprehensive	Unearned	Accumulated
	Shares	Amount	capital	Stock	income/(loss)	income (loss)	Compensation	deficit	Total
					(In thousands, except per share amounts)
Balance, July 1, 2002	22,618	$226	$76,514	$(2,886)	$(85)			$(28,853)	$44,916
Comprehensive income:
Net income	—	—	—	—	—	$1,257		1,257	1,257
Other comprehensive income, net of tax Change in fair value of derivative hedging instruments	—	—	—	—	(468)	(468)		—	(468)
Unrealized gain on marketable securities, net	—	—	—	—	177	177		—	177

Comprehensive income						$966

Stock options granted as compensation	—	—	124	—	—			—	124
Put option on Delta stock	—	—	(2,886)	2,886	—			—	—
Shares issued for oil and gas properties	200	2	920	—	—			—	922
Shares issued for cash upon exercise of options	468	5	970	—	—			—	975

Balance, June 30, 2003	23,286	233	75,642	—	(376)			(27,596)	47,903

Comprehensive income:
Net income	—	—	—	—	—	$5,056		5,056	5,056
Other comprehensive gain, net of tax Change in fair value of derivative hedging instruments	—	—	—	—	468	468		—	468
Unrealized gain on marketable securities, net	—	—	—	—	250	250		—	250

Comprehensive income						$5,774

Stock options granted as compensation	—	—	329	—	—			—	329
Shares issued for cash, net	10,000	100	97,802	—	—			—	97,902
Shares issued for oil and gas properties	3,728	37	30,489	—	—			—	30,526
Shares issued for cash upon exercise of options	1,433	14	3,549	—	—			—	3,563

Balance, June 30, 2004	38,447	384	207,811	—	342			(22,540)	185,997

Comprehensive income:
Net income	—	—	—	—	—	$15,050		15,050	15,050
Other comprehensive gain, net of tax Change in fair value of derivative hedging instruments, net of tax benefit of $3,722	—	—	—	—	(5,961)	(5,961)		—	(5,961)
Unrealized gain on marketable securities, net of tax expense of $458	—	—	—	—	394	394		—	394

Comprehensive income						$9,483

Shares issued for oil and gas properties	1,571	16	22,175	—	—			—	22,191
Shares issued for drilling equipment	131	1	1,892	—	—			—	1,893
Shares issued for cash upon exercise of options, net	1,793	18	114	—	—			—	132
Tax benefit on options exercised	—	—	1,255	—	—			—	1,255
Issuance of options below market	—	—	346	—	—		$(346)	—	—
Issuance of restricted options	75	1	1,707	—	—		(1,708)	—	—
Amortization of unearned option compensation	—	—	—	—	—		672	—	672

Balance, June 30, 2005	42,017	420	235,300	—	(5,225)		(1,382)	(7,490)	221,623

Comprehensive income:
Net loss	—	—	—	—	—	$(590)		(590)	(590)
Other comprehensive transactions, net of tax
Realized gain on equity securities sold, net of tax expense of $458	—	—	—	—	(736)	(736)		—	(736)
Hedging loss reclassified to income upon settlement, net of tax benefit of $1,733	—	—	—	—	2,398	2,398		—	2,398
Change in fair value of derivative hedging instruments, net of tax benefit of $1,036	—	—	—	—	(1,434)	(1,434)		—	(1,434)

Comprehensive income (loss)						$(362)

Shares issued for oil and gas properties	50	1	827	—	—			—	828
Shares issued for cash, net of offering costs	5,405	54	94,917	—	—			—	94,971
Shares issued for cash upon exercise of options	200	2	623	—	—			—	625
Reclassification of unearned compensation upon adoption of SFAS 123R	—	—	(1,382)	—	—		1,382	—	—
Issuance and amortization of unearned compensation	153	1	766	—	—		—	—	767
Compensation on options vested	—	—	2,003	—	—		—	—	2003

Balance, December 31, 2005	47,825	$478	$333,054	$—	$(4,997)		$—	$(8,080)	$320,455

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
		(In thousands)
Cash flows from operating activities:
Net Income (loss)	$(590)	$15,050	$5,056	$1,257
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, and amortization – oil and gas	17,481	21,429	9,840	4,942
Depreciation and amortization – drilling and trucking	2,847	1,525	14	—
Depreciation, depletion, and amortization – discontinued operations	91	208	328	791
Accretion of abandonment obligation	96	253	60	57
Stock option and restricted stock compensation	2,770	672	329	124
Amortization of deferred financing costs	669	858	324	456
Unrealized loss on derivative contracts	9,872	331	—	—
Minority Interest	688	(1,017)	(70)	—
Deferred tax benefit	(7,336)	(3,045)	—	—
Dry hole costs and impairment	1,872	—	—	—
Gain on sale of marketable securities	(1,194)	—	—	—
Gain on sale of oil and gas properties – discontinued operations	(11,788)	—	(1,887)	(277)
Other	140	394	—	20
Net changes in operating assets and liabilities:
Increase in trade accounts receivable	(10,454)	(1,586)	(4,878)	(101)
(Increase) decrease in prepaid assets	(457)	(1,844)	(372)	21
(Increase) decrease in inventory	947	(5,062)	(1,350)	—
(Increase) decrease in other current assets	(1,968)	(225)	205	(78)
Increase in accounts payable trade	6,688	14,004	1,361	116
Increase in other accrued liabilities	14,505	2,917	663	671

Net cash provided by operating activities	24,879	44,862	9,623	7,999

Cash flows from investing activities:
Additions to property and equipment,	(157,519)	(186,669)	(158,504)	(15,637)
Additions to drilling and trucking equipment,	(21,828)	(30,797)	—	—
Acquisition of trucking company, net of cash acquired	(3,905)	—	—	—
Proceeds from sale of oil and gas properties	34,178	18,721	10,787	850
Proceeds from sale of marketable securities	1,764	—	—	—
Minority interest contributions, net	—	14,800	315	—
Payment on investment transaction	—	—	(1,022)	—
(Increase) decrease in long term assets	802	63	(14)	139

Net cash used in investing activities	(146,508)	(183,882)	(148,438)	(14,648)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	1,166	132	3,563	975
Stock issued for cash, net	94,971	—	97,902	—
Stock issued for cash, DHS	55	—	—	—
Proceeds from borrowings	72,998	361,016	69,979	9,000
Payment of financing fees	(502)	(7,370)	(368)	(354)
Repayment of borrowings	(43,781)	(214,595)	(32,454)	(1,725)

Net cash provided by financing activities	124,907	139,183	138,622	7,896

Net increase (decrease) in cash and cash equivalents	3,278	163	(193)	1,247

Cash at beginning of period	2,241	2,078	2,271	1,024

Cash at end of period	$5,519	$2,241	$2,078	$2,271

Supplemental cash flow information:
Cash paid for interest and financing costs	$8,149	$11,420	$1,818	$1,312

Non-cash financing activities:
Common stock issued for the purchase of oil and gas properties	$828	$22,191	$30,526	$922

Common stock issued for the purchase of drilling equipment	$—	$1,893	$—	$—

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(1) Nature of Organization
Delta Petroleum Corporation (“Delta” or the “Company”) was organized December 21, 1984 as a Colorado corporation and is principally engaged in acquiring, exploring, developing and producing oil and gas properties. On January 31, 2006, the Company reincorporated in the state of Delaware. The Company’s core areas of operation are the Rocky Mountain and Gulf Coast regions, which comprise the majority of its proved reserves, production and long-term growth prospects. The Company owns interests in developed and undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed and undeveloped oil and gas properties in the continental United States.
The Company, through a series of transactions in 2004 and 2005, owns a 49.5% interest in DHS Drilling Company (“DHS”), an affiliated Colorado corporation that is headquartered in Casper, Wyoming. Delta has the right to use all of the rigs on a priority basis, although approximately half are currently working for third party operators. DHS also owns 100% of Chapman Trucking which was acquired in November 2005 and which ensures DHS rig mobility.
At December 31, 2005, the Company owned 4,277,977 shares of the common stock of Amber Resources Company of Colorado (“Amber”), representing 91.68% of the outstanding common stock of Amber. Amber is a public company that owns undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
On February 19, 2002, the Company acquired 100% of the outstanding shares of Piper Petroleum Company (“Piper”), a privately owned oil and gas company headquartered in Fort Worth, Texas. Piper was merged into a subsidiary wholly owned by Delta.
In late 2005 we transferred our ownership in approximately 64,000 net acres of non-operated interests in the Columbia River Basin to CRB Partners, LLC, which originally was a wholly-owned subsidiary (“CRBP”). Subsequent to year-end, we sold a minority interest in CRBP. We have retained the majority ownership in, and are the manager of, CRBP. This sale did not involve any of our operated 100% leasehold of approximately 332,000 net acres in the Columbia River Basin.
(2) Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta, Amber, Piper, CRBP and DHS (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation. As Amber is in a net stockholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods. The Company has no interests in any unconsolidated entities other than its investment in a liquid natural gas LLC which is recorded at its cost, nor does it have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements.
Certain reclassifications have been made to amounts reported in previous years to conform to the 2005 presentation. Such reclassifications had no effect on net income.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(2) Summary of Significant Accounting Policies, Continued
     Fiscal Year Change
On September 14, 2005, the Board of Directors approved the change of the fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K is a transitional report, and includes information for the six-month transitional period ended December 31, 2005 and for the twelve-month periods ended June 30, 2005, 2004 and 2003. The unaudited financial information for the six-month period ended December 31, 2004 is as follows:

Six Months Ended
December 31, 2004
(In thousands, except per share data)
Total Revenues	$39,864
Operating Income	10,095
Income from continuing operations before income taxes and discontinued operations	8,025
Net Income	8,754

Net income per common share:
Basic	$.22
Diluted	$.21
     Cash Equivalents
Cash equivalents consist of money market funds. The Company considers all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.
     Marketable Securities
The Company classifies its investment securities as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 (SFAS 115), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in earnings. During the six months ended December 31, 2005, the Company sold its investments as shown below.

		Realized	Proceeds
	Cost	Gain (Loss)	From Sale
	(In thousands)
December 31, 2005
Bion Environmental Technologies, Inc.	$152	$(140)	$12
Tipperary Oil & Gas Company	418	1,334	1,752

	$570	$1,194	$1,764

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(2) Summary of Significant Accounting Policies, Continued

		Unrealized	Estimated
	Cost	Gain (Loss)	Market Value
	(In thousands)
June 30, 2005
Bion Environmental Technologies, Inc.	$152	$(140)	$12
Tipperary Oil & Gas Company	418	1,334	1,752

	$570	$1,194	$1,764

June 30, 2004
Bion Environmental Technologies, Inc.	$152	$(138)	$14
Tipperary Oil & Gas Company	418	480	898

	$570	$342	$912

     Assets Held for Sale
Assets held for sale as of December 31, 2005 represent the cost basis related to the 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin that were transferred during December 2005 to a newly created wholly owned subsidiary, CRB Partners, LLC. In January 2006, Delta sold a minority interest in CRB Partners, LLC to a small group of investors. The Company expects to record a gain of during the first quarter of 2006 as a result of closing the transaction.
     Inventories
Inventories consist of pipe, other production equipment and natural gas placed in storage. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.
     Minority Interest
Minority interest represents the 50.5% (45% for Chesapeake Energy Corporation, 5.5% for DHS executive officers and management) investors of DHS Drilling Company at December 31, 2005 and June 30, 2005. Prior to forming DHS, the Company owned a 50% interest in Big Dog Drilling Co., LLC (“Big Dog”) and a 50% interest in Shark Trucking Co., LLC (“Shark”). The remaining net assets of Big Dog were ultimately acquired and, together with the interest previously owned, were contributed to DHS.
     Revenue Recognition
     Oil and Gas
Revenues are recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. To the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves, a receivable or liability is recognized. As of December 31, 2005 and June 30, 2005 and 2004, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements except for an imbalance acquired during fiscal 2005 which was collected during the six months ended December 31, 2005.
     Drilling and Trucking
We earn our contract drilling revenues under daywork. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. The cost of drilling the Company’s own oil and gas properties are capitalized in oil and gas properties as the expenditures are incurred. Trucking and hauling revenues are recognized based on either an hourly rate or a fixed fee per mile depending on the type of vehicle, the services performed, and the contract terms.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
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
Depreciation, depletion and amortization of property and equipment for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003 were $20.4 million, $23.2 million, $9.9 million and $5.0 million, respectively.
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
The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to producing properties for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
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
During the six months ended December 31, 2005, a dry hole was drilled on the Company’s prospect located in Orange County, California. Based on drilling results and the Company’s evaluation of the Prospect, the Company determined that it would not pursue development of the field and accordingly an impairment was recorded. Included in the Company’s consolidated statement of operations for the six months ended December 31, 2005 are $2.0 million for the dry hole that was drilled and $1.3 million, included in exploration expenses, for the full impairment of the remaining leasehold costs related to the prospect.
     Goodwill
Goodwill represents the excess of the cost of the acquisition of Chapman Trucking in November 2005 over the fair value of the assets acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test will be performed at least annually in accordance with the provisions of SFAS No. 142.
     Asset Retirement Obligations
In July 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years of $20,000, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller. The following is a reconciliation of the Company’s asset retirement obligations for the six months ended December 31, 2005 and fiscal years ended June 30, 2005 and 2004.

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004
	(In thousands)
Asset retirement obligation – beginning of period	$3,691	$2,647	$868
Accretion expense	96	253	60
Change in estimate	(19)	—	438
Obligations acquired	160	1,153	1,522
Obligations settled	—	—	(3)
Obligations on sold properties	(461)	(362)	(238)

Asset retirement obligation – end of period	3,467	3,691	2,647
Less: Current asset retirement obligation	(465)	(716)	(105)

Long-term asset retirement obligation	$3,002	$2,975	$2,542

In March 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies the term “conditional asset retirement obligation” as it is used in SFAS No. 143. The Company applied the guidance of FIN 47 beginning July 1, 2005 resulting in no impact on its financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(2) Summary of Significant Accounting Policies, Continued
     Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss) for the six months ended December 31, 2005 and fiscal years ended June 30, 2005, 2004 and 2003 are as follows (in thousands):

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
Net income (loss)	$(590)	15,050	5,056	1,257
Other comprehensive income (transactions):
Realized gain on equity securities sold, net of tax benefit of $458	(736)	—	—	—
Unrealized gain on marketable securities, net of tax expense of zero, $458, zero, and zero, respectively	—	394	250	177
Hedging instruments reclassified to income upon settlement, net of tax benefit of $1,733	2,398	—	—	—
Change in fair value of derivative hedging instruments, net of tax benefit of $1,036, $3,722, zero, and zero, respectively	(1,434)	(5,961)	468	(468)

Comprehensive income (loss)	$(362)	$9,483	$5,774	$966

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
Accounting and reporting standards require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. Those standards also require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of Other Comprehensive Income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
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
In December 2004, SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective July 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $2.0 million, relating to employee provided services during the six months ended December 31, 2005.
For fiscal years prior to the adoption of SFAS No. 123R, had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date, the Company’s net income for the fiscal years ended June 30, 2005, 2004 and 2003 on a pro forma basis would have been as follows:

	Years Ended June 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss)	$15,050	$5,056	$1,257
Equity compensation booked	306	—	—
FAS 123 compensation effect	(2,759)	(4,316)	(209)

Pro forma net income after FAS 123 implementation	$12,597	$740	$1,048

Pro forma income per common share:
Basic	$.31	$.03	$.05

Diluted	$.30	$.02	$.04

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
December 31, 2005 and June 30, 2005, 2004 and 2003
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
     Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates impact oil and gas reserves, bad debts, depletion and impairment of oil and gas properties, marketable securities, income taxes, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.
     Recently Issued Accounting Standards and Pronouncements
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position 19-1, (“FSP 19-1”) “Accounting for Suspended Well Costs.” FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved and specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. FSP 19-1 is effective for all reporting periods beginning after April 4, 2005, and accordingly, the Company adopted FSP 19-1 on July 1, 2005. The following table reflects the net changes in capitalized exploratory well costs for six months ended December 31, 2005:

	Six Months Ended
	December 31,	Year Ended June 30,[2]
	2005	2005	2004	2003
Balance at beginning of period, July 1,	$1,033	$10	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	10,151	10,991	2,811	537
Reclassified to proved oil and gas properties based on the determination of proved reserves	(6,754)	(7,197)	(669)	—
Capitalized exploratory well costs charged to dry hole expense	(4,073)	(2,771)	(2,132)	(537)

Balance at end of period, December 31, and June 30,	$357	$1,033	$10	$—

[1]	The final FSP directs that costs suspended and expensed in the same period not be included in this analysis.

[2]	Capitalized exploratory well costs for fiscal years ended December 31, 2005, 2004, and 2003, are presented based on the Company’s previous accounting policy.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(3) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $11.0 million, $10.9 million and $10.8 million at December 31, 2005, June 30, 2005 and 2004, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
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
Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at December 31, 2005, June 30, 2005 and June 30, 2004 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(3) Oil and Gas Properties, Continued
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
Delta and its majority-owned subsidiary, Amber Resources Company of Colorado, are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of Delta’s offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case, that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.
The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. The company owns approximately 12% of the lease bonus costs that are the subject of the lawsuit. In addition, the Company’s claim for exploration costs and related expenses will also be substantial. In the event, however, that Delta receives any proceeds as the result of such litigation, it will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
Delta and Amber are among the current lessees of the thirty six leases that are the subject of the ruling. Together with Amber, Delta’s net share of the $1.1 billion award is approximately $121 million. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(3) Oil and Gas Properties, Continued
in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.
     Six Months Ended December 31, 2005 – Acquisitions
On September 29, 2005 the Company acquired an undivided 50% working interest in approximately 145,000 net undeveloped acres in the Columbia River Basin in Washington, and an interest in undeveloped acreage in the Piceance Basin in Colorado from Savant Resources, LLC (“Savant”) for an aggregate purchase price of $85.0 million in cash. James Wallace, a director of Delta, owns approximately a 1.7% interest in Savant, and also serves as a director of Savant. The majority of the acquired acreage in the Columbia River Basin consolidated the Company’s leasehold position at that time. Subsequent to the acquisition, Delta owned a 100% working interest in approximately 385,000 net acres. This acquisition included a small portion of acreage that is subject to an agreement with EnCana Oil & Gas (USA) Inc., whereby the Company has the right to convert an overriding royalty interest to a working interest at project payout. In the Piceance Basin, the Company acquired Savant’s interest in an entity that owns a 25% interest in approximately 6,314 gross acres that is currently being developed. The acquisition was funded through the issuance of securities discussed in Footnote 6, Stockholders’ Equity.
     Fiscal 2005 — Acquisitions
On December 15, 2004, the Company entered into a purchase and sale agreement to acquire substantially all of the oil and gas assets owned by several entities related to Manti Resources, Inc., which was an unaffiliated, privately held Texas corporation (“Manti”). The adjusted purchase price of $59.7 million was paid in cash at the closing of the transaction, which occurred on January 21, 2005. The purchase price for the Manti properties was determined through arms-length negotiations. The purchase price was paid with increased borrowings on the Company’s bank credit facility. Substantially all of the assets that were acquired from Manti have been pledged as collateral for the bank credit facility.
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
December 31, 2005 and June 30, 2005, 2004 and 2003
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
On July 1, 2004, the Company acquired certain interests in California’s Sacramento Basin and a 7.5% reversionary working interest in the South Tongue interests in Washington County, Colorado from Edward Mike Davis, LLC, a greater than 5% stockholder, for 760,000 shares of the Company’s common stock valued at $10.4 million using the average five-day closing price before and after the terms of the agreement were agreed upon and closed. The total acquisition cost was allocated $4.3 million to proved developed producing and $6.1 million to proved undeveloped.
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
     Fiscal 2004 — Acquisitions
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
During fiscal 2004, the Company invested an aggregate of $1.0 million for a 6.25% interest as a member of Crystal Energy, LLC, which is an unaffiliated Delaware limited liability company that is currently in the process of attempting to obtain the rights to own and operate a liquid natural gas facility from Platform Grace, which is an existing platform located offshore California. If the limited liability company is successful in obtaining these rights, it intends to engage in the business of accepting and vaporizing liquid natural gas delivered by liquid natural gas tankers, transporting the vaporized liquid natural gas through proprietary gas pipelines and selling the vaporized natural gas to third party customers located in California. As of December 31, 2005, the limited liability company had not yet engaged in any revenue producing activities.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(3) Oil and Gas Properties, Continued
     Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain (loss) relating to the sale of the following property interests have been reflected as discontinued operations.
During October 2005, the Company sold its interest in various insignificant fields that were not strategic to the Company for proceeds of $5.3 million. The Company recorded a gain of $1.6 million, net of a $1.0 million provision for income taxes.
On September 2, 2005, the Company completed the sale of its Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. The Company recorded an after tax gain on sale of oil and gas properties of $10.2 million on net proceeds of approximately $28.9 million after normal closing adjustments. The net profit earned on these assets during the six months ended December 31, 2005 was $501,000 and has been presented in discontinued operations.
On August 19, 2004, the Company completed the sale of certain interests in five fields in Louisiana and South Texas previously acquired in the Alpine acquisition, which closed on June 29, 2004, to Whiting Petroleum Corporation for $18.7 million, net of certain commissions. The Company paid $8.8 million toward its credit facility from the proceeds of the sale of these properties. There was no gain or loss on this sale transaction and the net profit earned on these assets during the quarter, since the acquisition, of $729,000 has been shown in discontinued operations net of taxes of $280,000.
On March 31, 2004, the Company completed the sale of all of its Pennsylvania properties to Castle Energy Corporation, a 25% stockholder of Delta at March 31, 2004, for cash consideration of $8 million with an effective date of January 1, 2004 and resulted in a gain on sale of oil and gas properties of $1.9 million. Revenues from the sale of these oil and gas properties were approximately $1.2 million for the year ended June 30, 2004 and $1.8 million for the year ended June 30, 2003.
On December 5, 2003, the Company completed the sale of certain properties located in Texas to Sovereign Holdings, LLC for cash consideration of $2.6 million. The effective date of the transaction was January 1, 2004 and it resulted in a loss on the sale of oil and gas properties of $28,000. Revenues attributed to the sale of these oil and gas properties were approximately $537,000 for the year ended June 30, 2004 and $1.2 million for the year ended June 30, 2003.
During the year ended June 30, 2003, the Company disposed of additional non-strategic oil and gas properties and related equipment to unaffiliated entities in addition to the dispositions described above. The Company has received proceeds from these sales of $850,000 and such sales resulted in a net gain on sale of oil and gas properties of $277,000 for the year ended June 30, 2003.
(4) DHS Drilling Company
On April 15, 2005, the Company acquired a 49.5% ownership interest in DHS Drilling Company. The investment included the contribution of all of the net assets of the then 100% owned subsidiary, Big Dog, and certain drilling assets acquired by the Company. Previously, on March 31, 2005, the Company had purchased the remaining 50% interest of Big Dog owned by Davis for 100,000 shares of the Delta’s common stock valued at $1.4 million based on the closing stock price on March 31, 2005, its 50% interest in Shark and certain drilling equipment. Delta has the right to use all of the rigs on a priority basis, although approximately half are currently working for third party operators.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(5) Long Term Debt
     7% Senior Unsecured Notes, Due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate amount of $150.0 million, which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under Delta’s credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries ability to, among other things, incur additional indebtedness, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was in compliance with these covenants as of December 31, 2005. The notes have been guaranteed by certain of the Company’s subsidiaries (See Footnote 12, “Guarantor Financial Information”). The fair value of the Company’s senior notes at December 31, 2005 was $138.4 million.
     Credit Facility
On June 30, 2005, the Company amended its credit facility with Bank One, N.A., Bank of Oklahoma N.A., U.S. Bank National Association and Hibernia National Bank (the “Banks”). At December 31, 2005, the $200.0 million credit facility had an available borrowing base of approximately $75.0 million and $64.3 million outstanding. The reduction in available borrowing base was established until certain drilling results were attained. The borrowing base is redetermined semiannually and can be increased with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The rate at December 31, 2005 approximated 7%. The loan was collateralized by substantially all of the Company’s oil and gas properties. Currently, the Company is required to meet certain financial covenants which include a current ratio of 1 to 1, net of derivative instruments of $12.4 million and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 3.5 to 1. The financial covenants only include subsidiaries which the Company owns 100%. At December 31, 2005, the Company was not in compliance with its quarterly debt covenants and restrictions, but obtained a waiver from the banks for the quarter ended December 31, 2005. In addition, the credit agreement was amended to exclude the quarter ended March 31, 2006 from the current ratio requirement.
     Kaiser Francis Oil Company — Debt
On December 1, 1999, the Company borrowed $8 million at prime plus 1-1/2% from Kaiser Francis Oil Company. The proceeds from this loan were used to pay off existing debt and the balance of the Point Arguello Unit and New Mexico acquisitions. During the third quarter of fiscal 2004, the loan was paid in full.
     Term Loan — DHS
On September 30, 2005, DHS completed a financing arrangement with Guggenheim Corporate Funding, LLC (“Guggenheim”) for $35.0 million due September 30, 2010, with principal and interest payments due on the first calendar day of each quarter. The note bears interest at the Prime Rate plus 3.0%, or 10.25% at December 31, 2005. The note contains quarterly financial covenants applied to DHS on a stand-alone basis including a maximum leverage ratio of 2.5 to 1 (declining to 2.0 to 1.0 at June 30, 2006), a minimum current ratio of 1.25 to 1.0 and a minimum interest coverage ratio of 2.50 to 1, each as defined in the agreement. At December 31, 2005, DHS was not in compliance with its quarterly debt covenants and restrictions; however, on January 6, 2006 the note was amended with revised covenants effective as of December 31, 2005 and additional funds were borrowed (See Note 18, Subsequent Events).

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(5) Long Term Debt, Continued
Maturities of long-term debt, in thousands of dollars based on contractual terms are as follows:

YEAR ENDING December 31,
2006	$7,000
2007	7,000
2008	71,270
2009	7,000
2010	7,000
Thereafter	150,000

$249,270

(6) Stockholders’ Equity
     Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, par value $.10 per share, issuable from time to time in one or more series. As of December 31, 2005, June 30, 2005 and June 30, 2004, no preferred stock was issued. As part of the reincorporation on January 31, 2006, the Company reduced the par value of the preferred stock to $.01 per share.
     Common Stock
During the six months ended December 31, 2005 and fiscal years ended June 30, 2005, 2004 and 2003, the Company acquired oil and gas properties for 50,000, 1,571,000, 3,728,000, and 200,000 shares of the Company’s common stock, respectively. The shares were valued at $799,000, $22.2 million, $30.5 million and $922,000, respectively, based on the market price of the shares at the time of issuance.
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
The Company raised additional capital through the sale of 10,000,000 shares of its common stock, net of commissions, of $97.9 million for the year ended June 30, 2004. Offering costs of $6.1 million consisted of cash commissions and legal services relating to the transactions and were accounted for as an adjustment to stockholders’ equity.
     Non-Qualified Stock Options — Directors and Employees
On May 31, 2002 at the annual meeting of the shareholders, the shareholders ratified the Company’s 2002 Incentive Plan (the “Incentive Plan”) under which it reserved up to an additional 2,000,000 shares of common stock. This plan supersedes the Company’s 1993 and 2001 Incentive Plans.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(6) Stockholders’ Equity, Continued
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
A summary of the stock option activity under the Company’s various plans and related information for the six months ended December 31, 2005 follows:

	Six Months Ended
	December 31, 2005
		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding-beginning of year	3,501,401	$7.59
Granted	—	—
Exercised	(256,114)	(4.55)
Expired / Returned	(14,000)	(14.29)

Outstanding-end of year	3,231,287	$7.85	4.18	$44,980,000

Exercisable-end of year	2,614,587	$6.52	4.94	$39,872,000

The total intrinsic value of options exercised during the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 were $3.2 million, $24.9 million, $3.4 million, and $688,000, respectively.
A summary of Company’s non-vested stock options and related information for the six months ended December 31, 2005 follows:

	Six Months Ended
	December 31, 2005
		Weighted-Average
		Grant-Date
	Options	Fair Value
Nonvested-beginning of year	979,700	$6.99
Granted	—	—
Exercised	(349,000)	(6.18)
Forfeited / Returned	(14,000)	(6.39)

Nonvested-end of year	616,700	$6.97

The weighted average remaining requisite service period of the non-vested stock options was 1.35 years.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2005, 2004 and 2003, respectively, risk-free interest rates of 4.28%, 4.32% and 2.84%, dividend yields of 0%, 0% and 0%, volatility factors of the expected market price of the Company’s common stock of 43.97%, 50.43% and 65.32% and a weighted-average expected life of the options of 4.76, 5.56 and 4.16 years. The fair value of the options granted at the grant date is $8.0 million, $10.2 million and $713,000 for the years ended June 30, 2005, 2004 and 2003, respectively. No options were granted during the six months ended December 31, 2005.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(6) Stockholders’ Equity, Continued
The Company has issued options to its non-employee Directors and recorded stock option expense in the amount of $329,000 and $114,000 for years ended June 30, 2004 and 2003, respectively, for options issued below market prices.
     Restricted Stock — Directors and Employees
A summary of the restricted stock activity under the Company’s plan and related information for the six months ended December 31, 2005 follows:

	Six Months Ended
	December 31, 2005
		Weighted-Average	Weighted-Average	Aggregate
	Restricted	Grant-Date	Remaining Contractual	Intrinsic
	Stock	Fair Value	Term	Value
Outstanding-beginning of year	125,243	$14.71
Granted	152,295	19.62
Vested	(41,667)	(14.92)
Expired / Returned	(6,638)	(14.82)

Nonvested-end of year	229,233	$17.93	2.59	$4,990,000

The total fair value of restricted stock vested during the six months ended December 31, 2005 was $697,000. No restricted stock vested during any of the prior periods presented.
At December 31, 2005, the total unrecognized compensation cost related to the non-vested portion of restricted stock and stock options was $5.8 million which is expected to be recognized over a weighted average period of 4.75 years.
Cash received from exercises under all share-based payment arrangements for the six months ended December 31, 2005 and years ended June 30, 2005, 2004, and 2003 was $625,000, $132,000, $3.6 million and $975,000, respectively. Tax benefits realized from the stock options exercised during the six months ended December 31, 2005 and years ended June 30, 2005, 2004, and 2003, was zero, $1.3 million, zero and zero, respectively. During the six months ended December 31, 2005, $6.6 million of tax benefits were generated from the exercise of stock options; however, such benefit will not be recognized in stockholders’ equity until the period that these amounts decrease taxes payable.
     Non-Qualified Stock Options — Non-Employees
Previously, the Company had also issued options to non-employees and recorded stock option expense in the amount of $10,000 to non-employees for the year ended June 30, 2003. As of June 30, 2005, all such options had expired or been exercised.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(7) Employee Benefits
The Company adopted a profit sharing plan on January 1, 2002. All employees are eligible to participate and contributions to the profit sharing plan are voluntary and must be approved by the Board of Directors. Amounts contributed to the Plan vest over a six year service period.
The Company adopted a 401k plan effective May 1, 2005. All employees are eligible to participate and make employee contributions once they have met the plan’s eligibility criteria. Under the 401k plan, the Company’s employees make salary reduction contributions in accordance with the Internal Revenue Service guidelines. The Company’s matching contribution is an amount equal to 100% of the employee’s elective deferral contribution which cannot exceed 3% of the employee’s compensation, and 50% of the employee’s elective deferral which exceeds 3% of the employee’s compensation but does not exceed 5% of the employee’s compensation.
For the six months ended December 31, 2005 and fiscal years ended June 30, 2005, 2004 and 2003 the Company contributed $240,000, $291,000, $262,000 and $147,000, respectively, under the plans.
(8) Commodity Derivative Instruments and Hedging Activities
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. All transactions are accounted for in accordance with requirements of SFAS No. 133. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to realized gain (loss) on derivative instruments as the associated production occurs.
At December 31, 2005, all of the Company’s derivative contracts are collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for forgoing the benefit of price increases in excess of the ceiling price on the hedged production.
Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(8) Commodity Derivative Instruments and Hedging Activities, Continued
The following table summarizes our derivative contracts outstanding at December 31, 2005:

			Price Floor /							Unrealized Losses at
Commodity	Volume		Price Ceiling			Term			Index	December 31, 2005
										(In thousands)
Contracts that qualify for hedge accounting
Crude oil	40,000	Bbls / month	$40.00	/	$50.34	July ’05	—	June ’06	NYMEX-WTI	$3,002
Crude oil	10,000	Bbls / month	$45.00	/	$56.90	July ’05	—	June ’06	NYMEX-WTI	416
Crude oil	25,000	Bbls / month	$35.00	/	$61.80	July ’06	—	June ’07	NYMEX-WTI	2,445

Contracts that do not qualify for hedge accounting
Natural gas	10,000	MMBtu / day	$5.00	/	$9.60	July ’05	—	June ’06	NYMEX-H HUB	2,828
Natural gas	3,000	MMBtu / day	$6.00	/	$9.35	July ’05	—	June ’06	NYMEX-H HUB	945
Natural gas	13,000	MMBtu / day	$5.00	/	$10.20	July ’06	—	June ’07	NYMEX-H HUB	8,586

										$18,222

The fair value of the Company’s net derivative instruments obligation was a liability of approximately $18.2 million at December 31, 2005 and $9.2 million on February 28, 2006.
The net realized losses from hedging activities recognized in the Company’s statements of operations were $8.0 million, $960,000, $859,000 and $1.9 million for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003, respectively. These losses are recorded as a decrease in revenues.
During the six months ended December 31, 2005, the Company’s gas derivatives became ineffective under SFAS No. 133 and no longer qualified for hedge accounting. Hedge ineffectiveness results from different changes in the NYMEX contract terms and the physical location, grade and quality of the Company’s oil and gas production. The change in fair value of our gas contracts during the six months ended December 31, 2005 are reflected in earnings, as opposed to previously being disclosed in other comprehensive income (loss), a component of stockholders’ equity. As a result, the Company recorded a $9.9 million unrealized loss in its statement of operations as a component of other income (expense). Based on the estimated fair value of the derivative contracts at December 31, 2005, the Company expects to reclassify net losses of $6.0 million into earnings related to derivative contracts during the next twelve months; however, actual gains and losses recognized may differ materially.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(9) Income Taxes
The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS” 109). Income tax expense (benefit) attributable to income from continuing operations consisted of the following for the six months ended December 31, 2005 and fiscal years ended June 30, 2005, 2004 and 2003.

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
	(In thousands)
CURRENT:
U.S. — Federal	$—	$—	$—	$—
U.S. — State	—	—	—	—
Foreign	—	—	—	—

DEFERRED:
U.S. — Federal	(6,645)	(3,027)	—	—
U.S. — State	(994)	(298)	—	—
Foreign	—	—	—	—

	$(7,639)	$(3,325)	$—	$—

Income from continuing operations before taxes consists of the following for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003.

U.S.	(20,716)	11,276	2,297	(241)
Foreign	198	—	—	—

Income (loss) from continuing operations before taxes	$(20,518)	$11,276	$2,297	$(241)

Income tax expense attributable to income from continuing operations was different from the amounts computed by applying U.S. Federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
Federal statutory rate	(35.00)%	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(3.15)	3.44	3.10	2.50
Investment in DHS	(5.81)	3.53	0.25	0.25
Change in valuation allowance	0.99	(69.63)	(38.35)	(37.75)
Other	5.74	(1.83)	—	—

Actual income tax rate	(37.23)%	(29.49)%	0.00%	0.00%

Included in the consolidated statement of operations as a component of discontinued operations for the six months ended December 31, 2005 is a $7.4 million deferred tax provision on the sale and operations of properties that were sold during the period.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(9) Income Taxes, Continued
Deferred tax assets (liabilities) are comprised of the following at December 31, 2005, June 30, 2005 and June 30, 2004:

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004
		(In thousands)
Current deferred tax assets
Derivative instruments	$4,665	$2,638	$—
Accrued bonuses	452	—	—
Allowance for doubtful accounts	38	38	19
Accrued vacation liability	82	—	—

Total current deferred tax assets	5,237	2,676	19
Less valuation allowance	—	—	(19)

Net current deferred tax asset	$5,237	$2,676	$—

Long-term deferred tax assets (liability):
Deferred tax assets:
Net operating loss [1]	$16,074	$14,544	$13,278
Asset retirement obligation	1,306	1,419	1,009
Derivative instruments	2,204	1,211	—
Percentage depletion	530	541	—
Drilling equipment	792	403	—
Equity compensation	942	—	—
Other	152	66	—

Total long-term deferred tax assets	22,000	18,184	14,287
Valuation allowance	(712)	(1,139)	(8,971)

Net deferred tax asset	21,288	17,045	5,316

Deferred tax liabilities:
Oil and gas properties	(17,879)	(11,256)	(5,316)
Investment in DHS	(2,001)	(399)	—
Investments – available for sale	—	(503)	—
Other	(86)	—	—

Total long-term deferred tax liabilities	(19,966)	(12,158)	(5,316)

Net long-term deferred tax asset	$1,322	$4,887	$—

Total deferred tax assets before valuation allowance	$27,237	$20,860	$14,306

[1]	Included in net operating loss carryforwards is $1.25 million at June 30, 2005 that related to the tax effect of stock options exercised and restricted stock for which the benefit was recognized in stockholders’ equity rather than in operations in accordance with FAS 109. Not included in the deferred tax asset for net operating loss at December 31, 2005 is approximately $6.6 million that relates to the tax effect of stock options exercised for which the benefit will not be recognized in stockholders’ equity until the period that these amounts decrease taxes payable.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future table income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The valuation allowance at December 31, 2005 relates primarily to a subsidiary’s net operating loss that cannot be used to reduce taxable income generated by other members of the consolidated tax group and a deferred tax asset generated by a subsidiary that is not consolidated for

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(9) Income Taxes, Continued
tax purposes and does not have a history of earnings. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.
At December 31, 2005, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes as follows:

Regular tax net operating loss	$57,680
Alternative minimum tax net operating loss	54,600
If not utilized, the tax net operating loss carryforwards will expire for 2006 through 2025. At December 31, 2005, the Company had $1.1 million of net operating loss carryforward in Australia with no expiration date.
The Company’s net operating losses are scheduled to expire as follows (in thousands):

2006	$346
2007	1,827
2008	720
2009	3,914
2010	6,004
2011 and thereafter	44,869

$57,680

(10) Related Party Transactions
     Transactions with Officers
On September 29, 2005 we acquired an undivided 50% working interest in approximately 145,000 net undeveloped acres in the Columbia River Basin in Washington and purchased an interest in undeveloped acreage in the Piceance Basin in Colorado from Savant Resources, LLC (“Savant”) for an aggregate purchase price of $85.0 million in cash. James Wallace, one of our directors, owns approximately a 1.7% interest in Savant, and also serves as a director of Savant. The majority of the acquired acreage in the Columbia River Basin consolidates our current leasehold position.
During the quarter ended September 30, 2005, DHS borrowed $8.0 million from Chesapeake, a related party who owns approximately a 45% interest in DHS. The loan was subsequently paid in full upon completion of the Guggenheim financing discussed in Footnote 5, Long Term Debt.
Until March 12, 2003, the Company’s Board of Directors had granted each of our officers the right to participate in the drilling, on the same terms as the Company, in up to a five percent (5%) working interest in any well drilled, re-entered, completed or re-completed by the Company on its acreage (provided that any well to be re-entered or re-completed was then producing economic quantities of hydrocarbons). On March 12, 2003, the Board of Directors rescinded this right. The officers did not participate in any Company wells since fiscal 2003.
During fiscal 2001 and 2000, Mr. Larson and Mr. Parker guaranteed certain borrowings which have subsequently been paid in full. As consideration for the guarantee of the Company’s indebtedness, each officer was assigned a 1% overriding royalty interest (“ORRI”) in the properties acquired with the proceeds of the borrowings. Each of Mr. Larson and Mr. Parker earned approximately $58,000, $100,000, $66,000 and $108,000 for their respective 1% ORRI during the six months ended December 31, 2005 and fiscal 2005, 2004 and 2003, respectively.
The Company’s officers have employment agreements which, among other things, include termination and change of control clauses.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(10) Related Party Transactions, Continued
     Accounts Receivable Related Parties
At December 31, 2005, the Company had $54,000 of receivables from related parties. These amounts include drilling costs and lease operating expense on wells owned by the related parties and operated by the Company.
(11) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted earnings per share - income (loss) available to common stockholders	$(590)	$15,050	$5,056	$1,257

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding	44,959	40,327	27,041	22,865
Effect of dilutive securities, stock options	— [1]	1,693	2,591	954

Denominator for diluted earnings per common share	44,959	42,020	29,632	23,819

Basic earnings per common share	$(.01)	$.37	$.19	$.05

Diluted earnings per common share	$(.01)	$.36	$.17	$.05

[1]	The denominator for diluted earnings per common share for the six months ended December 31, 2005 excludes 1,944,000 potentially dilutive shares because such shares were anti-dilutive.
(12) Guarantor Financial Information
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
The following financial information sets forth the Company’s condensed consolidating balance sheets as of December 31, 2005 and June 30, 2005 and 2004, the condensed consolidating statements of operations for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 and the condensed consolidating statements of cash flows for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003 (in thousands).

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$50,519	$1,050	$10,020	$—	$61,589

Property and equipment:
Oil and gas	550,916	49,886	5,007		605,809
Drilling rigs and trucks	—	—	64,129	—	64,129
Other	12,266	—	543	—	12,809

Total property and equipment	563,182	49,886	69,679	—	682,747

Accumulated DD&A	(56,733)	(1,188)	(3,672)	—	(61,593)

Net property and equipment	506,449	48,698	66,007	—	621,154

Investment in subsidiaries	(4,295)	—	—	4,295	—
Other long-term assets	8,028	—	2,622	—	10,650

Total assets	$560,701	$49,748	$78,649	$4,295	$693,393

Current liabilities	$92,426	$352	$13,994	$—	$106,772

Long-term liabilities
Long-term debt	218,304	—	29,364	—	247,668
Asset retirement obligation	2,975	27	—	—	3,002

Total long-term liabilities	221,279	27	29,364	—	250,670

Minority interest	15,496	—	—	—	15,496

Stockholders’ equity	231,500	49,369	35,291	4,295	320,455

Total liabilities and stockholders’ equity	$560,701	$49,748	$78,649	$4,295	$693,393

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Six Months Ended December 31, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$51,062	$1,616	$16,316	$(7,220)	$61,774

Operating expenses:
Lease operating expense	13,626	178	—	—	13,804
Depreciation and depletion	17,420	158	2,846	—	20,424
Exploration expense	3,408	(1)	4	—	3,411
Drilling and trucking operations	—	—	9,545	(3,724)	5,821
Dry hole, abandonment and impaired	4,073	—	—	—	4,073
General and administrative	15,263	7	1,221	—	16,491

Total expenses	53,790	342	13,616	(3,724)	64,024

Income (loss) from continuing operations	(2,728)	1,274	2,700	(3,496)	(2,250)

Other income and expenses	(16,581)	4	(1,003)	(688)	(18,268)
Income tax benefit	7,639	—	—	—	7,639
Discontinued operations	12,289	—	—	—	12,289

Net income (loss)	$619	$1,278	$1,697	$(4,184)	$(590)

Condensed Consolidated Statement of Cash Flows
Six Months Ended December 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating activities	$21,477	$(1,244)	$4,646	$24,879
Investing activities	(96,840)	1,472	(51,140)	(146,508)
Financing activities	75,314	(209)	49,802	124,907

Net increase (decrease) in cash and cash equivalents	(49)	19	3,308	3,278

Cash at beginning of the period	1,999	196	46	2,241

Cash at the end of the period	$1,950	$215	$3,354	$5,519

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
June 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$23,602	$2,235	$1,197	$—	$27,034

Property and equipment:
Oil and gas	455,678	6,556	5,007		467,241
Drilling rigs and trucks	—	—	40,031	—	40,031
Other	10,347	—	65	—	10,412

Total property and equipment	466,025	6,556	45,103	—	517,684

Accumulated DD&A	(42,003)	(1,032)	(1,099)	—	(44,134)

Net property and equipment	424,022	5,524	44,004	—	473,550

Investment in subsidiaries	26,322	—	—	(26,322)	—
Other long-term assets	12,359	—	40	—	12,399

Total assets	$486,305	$7,759	$45,241	$(26,322)	$512,983

Current liabilities	$42,294	$215	$11,641	$—	$54,150
Long-term liabilities
Long-term debt	219,437	—	184	—	219,621
Asset retirement obligation	2,951	24	—	—	2,975

Total long-term liabilities	222,388	24	184	—	222,596

Minority interest	14,614	—	—	—	14,614

Stockholders’ equity	207,009	7,520	33,416	(26,322)	221,623

Total liabilities and stockholders’ equity	$486,305	$7,759	$45,241	$(26,322)	$512,983

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
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

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
Year Ended June 30, 2004

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$13,781	$1,115	$57	$—	$14,953

Property and equipment:
Oil and gas	261,879	6,007	5,006	—	272,892
Drilling rigs and trucks	—	—	3,965	—	3,965
Other	1,136	—	11	—	1,147

Total property and equipment	263,015	6,007	8,982	—	278,004

Accumulated DD&A	(20,765)	(886)	(14)	—	(21,665)

Net property and equipment	242,250	5,121	8,968	—	256,339

Investment in subsidiaries	14,724	—	—	(14,724)	—
Other long-term assets	1,412	—	—	—	1,412

Total assets	$272,167	$6,236	$9,025	$(14,724)	$272,704

Current liabilities	$14,018	$36	$236	$—	$14,290

Long-term liabilities
Long-term debt	69,387	—	243	—	69,630
Asset retirement obligation	2,520	22	—	—	2,542

Total long-term liabilities	71,907	22	243	—	72,172

Minority interest	245	—	—	—	245

Stockholders’ equity	185,997	6,178	8,546	(14,724)	185,997

Total liabilities and stockholders’ equity	$272,167	$6,236	$9,025	$(14,724)	$272,704

Condensed Consolidated Statement of Operations
Year Ended June 30, 2004

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$34,947	$1,429	$33	$(33)	$36,376

Operating expenses:
Lease operating expense	9,377	399	—	—	9,776
Depreciation and depletion	9,637	263	14	—	9,914
Exploration expense	2,405	—	1	—	2,406
Drilling and trucking operations	—	—	265	(33)	232
Dry hole, abandonment and impaired	2,132	—	—	—	2,132

General and administrative	7,906	19	124	—	8,049

Total expenses	31,457	681	404	(33)	32,509

Income (loss) from continuing operations	3,490	748	(371)	—	3,867

Other income and expenses	(1,643)	4	(1)	70	(1,570)
Discontinued operations	2,759	—	—	—	2,759

Net income (loss)	$4,606	$752	$(372)	$70	$5,056

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
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
December 31, 2005 and June 30, 2005, 2004 and 2003
(12) Guarantor Financial Information, Continued
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

(13) Commitments
The Company leases office space in Denver, Colorado and certain other locations in North America and also leases equipment and autos under non-cancelable operating leases. Rent expense, for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003 was approximately $432,000, $491,000, $311,000 and $210,000, respectively. The following table summarizes the future minimum payments under all non-cancelable operating lease obligations:

(In thousands)
2006	$1,843
2007	1,869
2008	1,822
2009	1,721
2010	1,199
2011 and thereafter	4,100

$12,554

The Company has entered into agreements with four executive officers which provide for severance payments, two times the calculated average of the officer’s combined annual salary and bonus, benefit continuation and accelerated vesting of options and stock grants in the event there is a change in control of the Company. The agreements expire no later than December 31, 2006, subject to automatic annual one-year renewals until cancelled by the Company.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(14) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”), and drilling operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the six months ended December 31, 2005 and year ended June 30, 2005. Prior to the fiscal year ended June 30, 2005, the Company only operated in the Oil and Gas segment.

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Six Months Ended December 31, 2005

Revenues from external customers	$52,678	$9,096	$—	$61,774
Inter-segment revenues	—	7,220	(7,220)	—

Total revenues	$52,678	$16,316	$(7,220)	$61,774

Operating income (loss)	$(1,511)	$2,757	$(3,496)	$(2,250)

Other income and (expense) [1]	(16,577)	(1,003)	(688)	(18,268)

Income (loss) from continuing operations, before tax	$(18,088)	$1,754	$(4,184)	$(20,518)

Year Ended June 30, 2005

Revenues from external customers	$89,911	$4,796	$—	$94,707
Inter-segment revenues	—	2,523	(2,523)	—

Total revenues	$89,911	$7,319	$(2,523)	$94,707

Operating income (loss)	$21,125	$(2,028)	$(388)	$18,709

Other income and (expense) [1]	(8,448)	(2)	1,017	(7,433)

Income (loss) from continuing operations, before tax	$12,677	$(2,030)	$629	$11,276

[1]	Includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(15) Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
	(In thousands, except per share amounts)
Six Months Ended December 31, 2005

Total revenue	$31,978	$29,796	N/A	N/A
Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect	(20,166)	(352)
Net income (loss)	(2,163)	1,573
Net income (loss) per common share: (1)
Basic	$(.05)	$.03
Diluted	$(.05)	$.03

Year Ended June 30, 2005

Total revenue	$19,338	$20,529	$26,566	$28,274
Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect	3,215	4,809	4,940	(1,688)
Net income	3,944	4,809	4,940	1,357
Net income per common share: (1)
Basic	$.10	$.12	$.12	$.04
Diluted	$.09	$.11	$.12	$.04

Year Ended June 30, 2004

Total revenue	$6,755	$7,646	$10,308	$11,658
Income from continuing operations before income taxes, discontinued operations and cumulative effect	1,045	425	374	453
Net income	1,364	652	2,454	586
Net income per common share: (1)
Basic	$.06	$.03	$.09	$.02
Diluted	$.05	$.03	$.08	$.02

(1)	The sum of individual quarterly net income per share may not agree with year-to-date net income per share as each period’s computation is based on the weighted average number of common shares outstanding during the period.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(16) Disclosures About Capitalized Costs, Costs Incurred and Major Customers
Capitalized costs related to oil and gas activities are as follows:

	December 31,	June 30,
	2005	2005	2004
	(In thousands)
Unproved offshore California properties	$10,960	$10,925	$10,844
Unproved onshore domestic properties	156,183	91,010	38,903
Proved offshore California properties	13,678	12,207	9,103
Proved onshore domestic properties	424,988	353,099	214,042

	605,809	467,241	272,892
Accumulated depreciation and depletion	(57,922)	(43,034)	(21,317)

	$547,887	$424,207	$251,575

Costs incurred (1) in oil and gas activities are as follows:

	Six Months Ended
	December 31,		Years Ended June 30,
	2005		2005		2004		2003
			(In thousands)
	Onshore	Offshore	Onshore	Offshore	Onshore	Offshore	Onshore	Offshore
Unproved property acquisition costs	$88,116	$35	$25,383	$81	$37,223	$680	$694	$442
Proved property acquisition costs	4,386	82	81,190	—	128,587	—	10,784	—
Developed costs incurred on undeveloped reserves	30,891	1,389	72,413	3,104	3,789	1,070	815	986
Development costs – other	54,591	—	36,369	—	20,986	—	4,335	—
Exploration costs	3,411	—	6,155	—	2,406	—	140	—

	$181,395	$1,506	$221,510	$3,185	$192,991	$1,750	$16,768	$1,428

     (1) Included in costs incurred are asset retirement obligation costs for all periods presented.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(16) Disclosures About Capitalized Costs, Cost Incurred and Major Customers, Continued
A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, is as follows:

	Six Months Ended
	December 31,		Years Ended June 30,
	2005		2005		2004		2003
			(In thousands)
	Onshore	Offshore	Onshore	Offshore	Onshore	Offshore	Onshore	Offshore
-
Revenue
Oil and gas revenues	$56,846	$3,810	$85,680	$5,191	$33,251	$3,975	$17,987	$4,589
Expenses:
Production costs	11,677	2,128	18,344	3,925	6,510	3,257	5,140	3,270
Depletion	16,759	382	20,171	720	8,978	705	3,860	1,075
Exploration	3,411	—	6,155	—	2,406	—	140	—
Abandonment and impaired properties	—	—	—	—	—	—	—	—
Dry hole costs	4,073	—	2,771	—	2,132	—	537	—

Results of operations of oil and gas producing activities	$20,926	$1,300	$38,239	$546	$13,225	$13	$8,310	$244

Income (loss) from operations of properties sold, net	501	—	449	—	872	—	1,241	—

Gain (loss) on sale of properties	11,788	—	—	—	1,887	—	277	—

Cumulative effect on change in accounting and principle	—	—	—	—	—	—	(20)	—

Results of discontinued operations of oil and gas producing activities	$12,289	$—	$449	$—	$2,759	$—	$1,498	$—

The Company’s sales of oil and gas to individual customers which exceeded 10% of the Company’s total oil and gas sales for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 were:

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
Customer A	15%	6%	—%	—%
Customer B	14%	3%	—%	—%
Customer C	12%	9%	5%	—%
Customer D	8%	10%	17%	13%
Customer E	5%	6%	10%	18%
Customer F	4%	7%	17%	—%
Customer G	1%	3%	14%	17%

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(17) Information Regarding Proved Oil and Gas Reserves (Unaudited)
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
Estimates of our oil and natural gas reserves and present values as of December 31, 2005, and June 30, 2005, 2004 and 2003 are derived from reserve reports prepared by Ralph E. Davis Associates, Inc., our independent reserve engineers with respect to onshore reserves, or Mannon Associates, our independent reserve engineers with respect to offshore reserves.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(17) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued
A summary of changes in estimated quantities of proved reserves for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 is as follows:

	Onshore		Offshore
	GAS	OIL	OIL
	(MMcf)	(MBbl)	(MBbl)
	(In thousands)
Estimated Proved Reserves: Balance at July 1, 2002	43,953	3,919	902

Revisions of quantity estimate	13,719	(927)	244
Extensions and discoveries	687	—	1,132
Purchase of properties	236	1,024	—
Sale of properties	(457)	(66)	—
Production	(2,938)	(252)	(227)

Estimated Proved Reserves: Balance at June 30, 2003	55,200	3,698	2,051

Revisions of quantity estimate	(3,136)	469	(44)
Extensions and discoveries	6,560	69	—
Purchase of properties	39,782	8,306	—
Sale of properties	(6,817)	(596)	—
Production	(3,110)	(568)	(180)

Estimated Proved Reserves: Balance at June 30, 2004	88,479	11,378	1,827

Revisions of quantity estimate	(3,850)	(512)	(173)
Extensions and discoveries	39,459	1,162	—
Purchase of properties	32,282	1,397	—
Sale of properties	(7,654)	(153)	—
Production	(7,675)	(899)	(156)

Estimated Proved Reserves: Balance at June 30, 2005	141,041	12,373	1,498

Revisions of quantity estimate	(4,683)	(506)	(468)
Extensions and discoveries	58,725	2,542	—
Purchase of properties	11,816	—	—
Sale of properties	(22,025)	(221)	—
Production	(3,720)	(428)	(81)

Estimated Proved Reserves: Balance at December 31, 2005	181,154	13,760	949

Proved developed reserves:

June 30, 2002	25,100	1,651	849
June 30, 2003	28,611	2,608	919
June 30, 2004	55,786	6,240	695
June 30, 2005	70,568	6,947	585
December 31, 2005	56,852	7,171	657

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(17) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued
Future net cash flows presented below are computed using year end prices and costs and are net of all overriding royalty revenue interests.
Future corporate overhead expenses and interest expense have not been included.

	Onshore	Offshore	Combined
	(In thousands)
December 31, 2005
Future net cash flows	$2,613,958	$45,420	$2,659,378
Future costs:
Production	481,537	21,970	503,507
Development and abandonment	318,704	2,950	321,654
Income taxes	471,125	5,325	476,450

Future net cash flows	1,342,592	15,175	1,357,767
10% discount factor	(604,355)	(3,788)	(608,143)

Standardized measure of discounted future net cash flows	$738,237	$11,387	$749,624

Estimated future development cost anticipated for fiscal 2006 and 2007 on existing properties	$202,524	$1,729	$204,253

June 30, 2005
Future net cash flows	$1,724,986	$64,516	$1,789,502
Future costs:
Production	366,453	19,286	385,739
Development and abandonment	183,416	8,934	192,350
Income taxes	294,754	—	294,754

Future net cash flows	880,363	36,296	916,659
10% discount factor	(387,874)	(11,415)	(399,289)

Standardized measure of discounted future net cash flows	$492,489	$24,881	$517,370

June 30, 2004
Future net cash flows	$953,532	$51,625	$1,005,157
Future costs:
Production	225,046	23,558	248,604
Development and abandonment	55,845	11,054	66,899
Income taxes	165,492	—	165,492

Future net cash flows	507,149	17,013	524,162
10% discount factor	(230,540)	(5,585)	(236,125)

Standardized measure of discounted future net cash flows	$276,609	$11,428	$288,037

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(17) Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

	Onshore	Offshore	Combined
	(In thousands)
June 30, 2003
Future cash flows	$377,458	$46,898	$424,356
Future costs:
Production	99,243	24,787	124,030
Development and abandonment	20,104	13,137	33,241
Income taxes	62,390	—	62,390

Future net cash flows	195,721	8,974	204,695
10% discount factor	(93,734)	(3,750)	(97,484)

Standardized measure of discounted future net cash flows	$101,987	$5,224	$107,211

The principal sources of changes in the standardized measure of discounted net cash flows during the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003 are as follows:

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
		(In thousands)
Beginning of the year	$517,370	$288,037	$107,211	$62,384
Sales of oil and gas production during the period, net of production costs	(47,746)	(68,602)	(27,459)	(16,082)
Purchase of reserves in place	58,790	201,693	248,478	14,335
Net change in prices and production costs	170,831	90,938	26,088	37,957
Changes in estimated future development costs	(50,676)	19,345	8,592	(8,251)
Extensions, discoveries and improved recovery	336,920	93,624	11,599	3,032
Revisions of previous quantity estimates, estimated timing of development and other	(164,632)	(91,002)	(25,807)	25,675
Previously estimated development and abandonment costs incurred during the period	32,280	72,413	4,859	1,801
Sales of reserves in place	(56,276)	(42,508)	(17,934)	(1,122)
Change in future income tax	(98,974)	(75,371)	(58,311)	(18,756)
Accretion of discount	51,737	28,803	10,721	6,238

End of year	$749,624	$517,370	$288,037	$107,211

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(18) Subsequent Events
Castle Acquisition
As announced on November 8, 2005, Delta has entered into a merger agreement with Castle Energy Corporation (“Castle”) that has been approved by both Boards of Directors. Delta will acquire Castle, which holds 6,700,000 shares of Delta, and would issue 8,500,000 shares of its common stock to Castle’s stockholders, for a net issuance of 1,800,000 shares of common stock. Castle also has additional assets of approximately $22.4 million which is comprised of cash, producing oil and gas properties located in Pennsylvania and West Virginia, and certain other assets. The merger is subject to the approval of the Castle stockholders and is expected to close during the first half of 2006. On February 17, 2006, Delta and Castle amended the merger agreement to extend the merger completion date from April 1, 2006 to May 1, 2006.
DHS Term Loan Amendment
On January 6, 2006, DHS amended its Guggenheim note to provide for an additional $10.0 million in borrowings and amend certain of the financial covenants as follows. The covenant for Maximum Consolidated Leverage Ratio of 2.5 to 1 (declining to 2.0 to 1.0 at June 30, 2006) was amended to a ratio of 3.0 to 1, 2.75 to 1, and 2.50 to 1 for the quarters ending December 31, 2005, March 31, 2006, and June 30, 2006 respectively. For subsequent quarters, the ratio is 2.00 to 1, as per the original covenants. Additionally, the current ratio covenant was modified, eliminating the current portion of long term debt from the current liabilities component of the ratio. The Minimum Consolidated Interest Coverage Ratio was not amended. The amended note remains due on September 30, 2010, with quarterly principal payments of $2.25 million beginning April 1, 2006, and one balloon payment on September 30, 2010 of $2.75 million. The interest rate on the note was modified to Prime plus 3.5% until such time as, one, the Maximum Consolidated Leverage Ratios complies with the original ratios, and, two, the ratio of the long term debt to the appraised value of the Company’s equipment is equal to or less than 55%. When the additional $10 million was secured, the ratio was 57% ($45 million outstanding on loan/$78.95 million appraised value). After the first quarterly payment in January 2006, the ratio dropped to 55% ($43.25 million outstanding on loan/$78.95 million appraised value). When the ratios on the original covenant are achieved and the appraised value ratio is 55% or lower, the interest rate will change to the original rate (Prime plus 3.0%). Financing costs of $100,000 were incurred in conjunction with the amendment, and will be amortized over the remaining life of the note.
CRB Sale
During December 2005, Delta transferred its ownership in approximately 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin to a newly created wholly owned subsidiary, CRB Partners, LLC. In January 2006, Delta sold a minority in CRB Partners, LLC. The Company expects to record a gain of during the first quarter of 2006 as a result of the transaction. The Company plans to use the proceeds from such sale to initially reduce borrowings under its senior secured debt facility and to later accelerate its rate of development drilling. As a result of the transaction, Delta now owns a net interest of just over 40,000 acres in the Columbia River Basin through its remaining ownership of CRB Partners, LLC and additional interests in 332,000 net acres in the Columbia River Basin from previous transactions.
DHS Rig Acquisitions
On January 26, 2006, Delta Petroleum purchased Rooster Drilling Company for 350,000 shares of Delta common stock valued at $8.2 million. Delta plans to contribute Rooster Drilling to DHS Drilling Company. Rooster Drilling owns one drilling rig, which will become DHS Drilling Company Rig 15. The rig is an Oilwell 66, with a depth capacity of 12,000 feet. The rig is located in Wyoming and is under contract to drill 9 wells (or minimum 100 days), in the Big Piney area of Wyoming.

DELTA PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005, 2004 and 2003
(18) Subsequent Events, Continued
In February 2006, DHS committed to purchase a Kremco 750G drilling rig for $4.75 million. The rig is a 500 horsepower rig, with a depth rating of 10,000 feet. The rig, currently located in Canada, will be purchased from a dealer in Casper, Wyoming, with delivery expected in March 2006. DHS will take delivery of the rig in Casper, Wyoming, and after upgrades in the DHS yard in Casper, the rig is scheduled to commence work in the Rocky Mountain region in the second quarter, 2006.
Central Utah Acquisition
On February 1, 2006 Delta entered into a purchase and sale agreement with Armstrong Resources, LLC (“Armstrong”) to acquire a 65% working interest in approximately 88,000 acres in the central Utah hingeline play for a purchase price of $24 million in cash and 673,000 shares of common stock. The agreement is effective for all purposes as of January 26, 2006. Armstrong will retain the remaining 35% working interest in the acreage. As part of the transaction, Delta will pay 100% of the drilling costs for the first three wells in the project. Delta will be the operator of the majority of the acreage, and drilling is expected to begin during 2006. In conjunction with the Central Utah Acquisition, Delta filed a registration statement with the Securities and Exchange Commission and sold 1.5 million shares of common stock. The net proceeds of $33.9 million from the offering were used to fund the cash portion of the acquisition purchase price and for general corporate purposes.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 7th day of March, 2006.

DELTA PETROLEUM CORPORATION

By:	/s/ Roger A. Parker

Roger A. Parker, Chairman and
Chief Executive Officer

By:	/s/ Kevin K. Nanke

Kevin K. Nanke, Treasurer and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Roger A. Parker	March 7, 2006
Roger A. Parker, Director

/s/ Kevin R. Collins	March 7, 2006
Kevin R. Collins, Director

/s/ Jerrie F. Eckelberger	March 7, 2006
Jerrie F. Eckelberger, Director

/s/ Aleron H. Larson, Jr.	March 7, 2006
Aleron H. Larson, Jr., Director

/s/ Russell S. Lewis	March 7, 2006
Russell S. Lewis, Director

Jordan R. Smith, Director

/s/ Neal A. Stanley	March 7, 2006
Neal A. Stanley, Director

James B. Wallace, Director

/s/ James P. Van Blarcom	March 7, 2006
James P. Van Blarcom, Director

INDEX TO EXHIBITS
2.	Plans of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

2.1	Agreement and Plan of Merger, dated as of November 8, 2005, among Delta Petroleum Corporation, a Colorado corporation, Delta Petroleum Corporation, and as amended a Delaware corporation, DPCA LLC, a Delaware limited liability company and a wholly owned subsidiary of Delta Colorado, and Castle Energy Corporation, a Delaware corporation. Incorporated by reference to Appendix A to the proxy statement/prospectus contained in the Company’s Form S-4 registration statement, SEC File No. 333-130672.

3.	Articles of Incorporation and By-laws.

3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 31, 2006.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 9, 2006.

4.	Instruments Defining the Rights of Security Holders.

4.1	Purchase Agreement dated March 9, 2005, among Delta Petroleum Corporation, the Guarantors named therein and the Initial Purchasers named therein. Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated March 15, 2005.

4.2	Registration Rights Agreement dated March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and the Initial Purchasers named therein. Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K dated March 15, 2005.

4.3	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K dated March 15, 2005.

4.4	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees.

Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K dated March 15, 2005.

9.	Voting Trust Agreement.

9.1	Voting Agreement and Irrevocable Proxy dated as of November 8, 2005 by and among Delta Petroleum Corporation, DPCA LLC, and certain stockholders of Castle Energy Corporation, as amended. Incorporated by reference to Appendix B to the proxy Statement/prospectus included in the Company’s Form S-4 registration statement, SEC File No. 333-130672.

10.	Material Contracts.

10.1	Burdette A. Ogle “Assignment, Conveyance and Bill of Sale of Federal Oil and Gas Leases Reserving a Production Payment,” “Lease Interests Purchase Option Agreement” and “Purchase and Sale Agreement.” Incorporated by reference from Exhibit 28.1 to the Company’s Form 8-K dated January 3, 1995.

10.2	Delta Petroleum Corporation 1993 Incentive Plan, as amended. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated November 1, 1996. *

10.3	Delta Petroleum Corporation 1993 Incentive Plan, as amended June 30, 1999. Incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement dated June 1, 1999. *

10.4	Agreement between Burdette A. Ogle and Delta Petroleum Corporation effective December 17, 1998. Incorporated by reference from Exhibit 99.2 to the Company’s Form 10-QSB for the quarterly period ended December 31, 1998.

10.5	Agreement between Whiting Petroleum Corporation and Delta Petroleum Corporation (including amendment) dated June 8, 1999. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated June 9, 1999.

10.6	Purchase and Sale Agreement dated October 13, 1999 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated November 1, 1999.

10.7	Agreement between Delta Petroleum Corporation, Roger A. Parker and Aleron H. Larson, Jr. dated November 1, 1999. Incorporated by reference from Exhibit 99.3 to the Company’s Form 8-K dated November 1, 1999.*

10.8	Conveyance and Assignment from Whiting Petroleum Corporation dated December 1, 1999. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated December 1, 1999.

10.9	Agreement dated December 30, 1999 between Burdette A. Ogle and Delta Petroleum Corporation. Incorporated by reference from Exhibit 99.4 to the Company’s Form 8-K dated January 4, 2000.

10.10	Purchase and Sale Agreement dated June 1, 2000 between Whiting Petroleum Corporation and Delta Petroleum Corporation. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated July 10, 2000.

10.11	Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.*

10.12	Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke. Incorporated by reference from Exhibit 10.1 a, b, and c to the Company’s Form 8-K dated October 25, 2001. *

10.13	Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company’s definitive proxy statement filed May 1, 2002. *

10.14	Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001, incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated October 25, 2001.

10.15	Letter agreement dated December 3, 2001 between Delta Petroleum Corporation and Ogle Properties LLC, incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K dated October 25, 2001.

10.16	Purchase and Sale Agreement between Castle Energy Company and Delta Petroleum Corporation dated December 31, 2001 incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K dated January 15, 2002.

10.17	Credit Agreement dated May 31, 2002 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated May 24, 2002.

10.18	First Amendment to Credit Agreement dated June 20, 2003 by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated June 20, 2003.

10.19	Agreement with Arguello, Inc. Incorporated by reference from Exhibit 10.22 to the Company’s Form 10-K for the fiscal year ended June 30, 2003.

10.20	Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 19, 2003.

10.21	First Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated September 19, 2003.

10.22	Amended and Restated Credit Agreement dated December 30, 2003, by and among Delta Petroleum Corporation, Delta Exploration Company, Inc., Piper Petroleum Company and Bank of Oklahoma, N.A. Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated December 31, 2003.

10.23	Second Amendment to Purchase and Sale Agreement with Edward Mike Davis and Edward Mike Davis, L.L.C. Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K dated April 23, 2004.

10.24	Purchase and Sale Agreement dated June 10, 2004 with various sellers related to Alpine Resources, Inc. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 29, 2004.

10.25	Second Amendment of Amended and Restated Credit Agreement dated June 29, 2004 with Bank of Oklahoma, N.A., US Bank National Association and Hibernia National Bank. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated June 29, 2004.

10.26	Amendment No. 1 to Purchase and Sale Agreement dated July 7, 2004 with Edward Mike Davis and entities controlled by him. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K dated June 29, 2004.

10.27	Third Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated June 30, 2005. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 29, 2005.

10.28	Delta Petroleum Corporation 2005 New-Hire Equity Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated June 17, 2005.*

10.29	Amendment No. 1 to Delta Petroleum Corporation 2004 Incentive Plan. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated June 17, 2005.*

10.30	Employment Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated May 5, 2005.*

10.31	Employment Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.32	Employment Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.33	Employment Agreement with Stanley F. Freedman dated January 11, 2006. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated January 11, 2006.*

10.34	Change in Control Executive Severance Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.35	Change in Control Executive Severance Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.36	Change in Control Executive Severance Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated May 5, 2005.*

10.37	Change in Control Executive Severance Agreement with Stanley F. Freedman dated January 11, 2006. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated January 11, 2006. *

10.38	Asset Purchase Agreement dated December 15th, 2004, with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, Manti Caballos Creek, LTD., a Texas limited partnership, Manti Opossum Hollow, LTD., a Texas limited partnership, J&P Oil and Gas, Inc., a Texas corporation, Lara Energy, Inc., a Texas corporation, and SofRoc Fuel Co., a Texas corporation. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated January 21, 2005.

10.39	First Amendment to Credit Agreement dated as of January 21, 2005 with JP Morgan Chase Bank, N.A., U.S. Bank N.A., Bank of Oklahoma and Hibernia Bank. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K dated January 21, 2005.

10.40	Credit Agreement dated November 5, 2004, by and among Delta Petroleum Corporation, Bank One, NA, Bank of Oklahoma, N.A., and U.S. Bank National Association. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004.

10.41	Fourth Amendment to Purchase and Sale Agreement with Edward Mike Davis, et al. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated November 4, 2004.

10.42	Delta Petroleum Corporation 2004 Incentive Plan. Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed on November 22, 2004.

10.43	Purchase and Sale Agreement dated effective May 1, 2005 with Savant Resources LLC. Filed herewith electronically.

10.44	Fourth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated November 18, 2005. Filed herewith electronically.

10.45	Fifth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated February 28, 2006. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated February 28, 2006.

10.46	Sixth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated March 6, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 6, 2006.

11.	Statement Regarding Computation of Per Share Earnings. Not applicable.

12.	Statement Regarding Computation of Ratios. Not applicable.

14.	Code of Ethics. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.deltapetro.com.

16.	Letter re: change in certifying accountant. Not applicable.

18.	Letter re: change in accounting principles. Not applicable.

21.	Subsidiaries of the Registrant. Filed herewith electronically.

22.	Published report regarding matters submitted to vote of security holders. Not applicable.

23.	Consents of experts and counsel.

23.1	Consent of KPMG LLP. Filed herewith electronically.

23.2	Consent of Ralph E. Davis Associates, Inc. Filed herewith electronically.

23.3	Consent of Mannon Associates. Filed herewith electronically.

24.	Power of attorney. Not applicable.

31.	Rule 13a-14(a) /15d-14(a) Certifications.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.	Section 1350 Certifications.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

*	Management contracts and compensatory plans.