Form 10-KT
period 2005-12-31
DELTA PETROLEUM CORP/CO
filed 2006-03-15
CIK 821483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

		PAGE
PART I

Item 1.	DESCRIPTION OF BUSINESS	4
Item 1A.	RISK FACTORS	12
Item 1B.	UNRESOLVED STAFF COMMENTS	21
Item 2.	DESCRIPTION OF PROPERTY	22
Item 3.	LEGAL PROCEEDINGS	29
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
Item 4A.	DIRECTORS AND EXECUTIVE OFFICERS	31

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34
Item 6.	SELECTED FINANCIAL DATA	35
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	52
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	52
Item 9A.	CONTROLS AND PROCEDURES	53

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	55
Item 11.	EXECUTIVE COMPENSATION	55
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	55
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	55
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	55

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	56
Purchase and Sale Agreement
Fourth Amendment to Credit Agreement
Subsidiaries of the Registrant
Consent of KPMG LLP
Consent of Ralph E. Davis Associates, Inc.
Consent of Mannon Associates.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

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