Form 10-KT/A
period 2005-12-31
DELTA PETROLEUM CORP/CO
filed 2006-04-28
CIK 821483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1


(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from July 1, 2005 to December 31, 2005

                          Commission File No. 0-16203

                          DELTA PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                84-1060803
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

       370 17th Street, Suite 4300
           Denver, Colorado                                80202
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (303) 293-9133

Securities registered under Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [X]   No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 31, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,041,621,000, based on the closing price of the Common Stock on the NASDAQ National Market of $21.02 per share. As of March 31, 2006, 51,106,451 shares of registrant's Common Stock, $.01 par value, were issued and outstanding.

Documents incorporated by reference: None.




EXPLANATORY NOTE:

     This amendment to the Transition Report on Form 10-K of Delta Petroleum Corporation is being filed to include the information required by Part III of Form 10-K and to make corrections to Item 6. Item 4A is hereby deleted in this Report on Form 10-K.


                              TABLE OF CONTENTS


                                   PART II

Item 6.  SELECTED FINANCIAL DATA ......................................  3

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........  3
Item 11.  EXECUTIVE COMPENSATION ......................................  8
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT ................................................ 15
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 18
Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES ..................... 19

                                  PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES .................... 20

The terms "Delta," "Company," "we," "our," and "us" refer to Delta Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

                                    PART II

Item 6.   Selected Financial Data

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.



                          Six Months Ended
                            December 31,                          Years Ended June 30,
                        -------------------   ----------------------------------------------------
                          2005       2004       2005       2004       2003       2002       2001
                        --------   --------   --------   --------   --------   --------   --------
                                  (Unaudited)        (In thousands, except per share amounts)

Total Revenues          $ 61,774   $ 39,864   $ 94,707   $ 36,367   $ 20,718   $  8,052   $ 12,712
Income (loss) from
 Continuing Operations  $(20,518)  $ 10,095   $ 11,276   $  2,297   $   (241)  $ (6,156)  $    345
Net Income (Loss)       $   (590)  $  8,754   $ 15,050   $  5,056   $  1,257   $ (6,253)  $    345
Income/(Loss)
 Per Common Share
  Basic                 $   (.01)  $    .22   $    .37   $    .19   $    .05   $   (.49)  $    .03
  Diluted               $   (.01)  $    .21   $    .36   $    .17   $    .05   $   (.49)  $    .03
Total Assets            $693,393   $326,100   $512,983   $272,704   $ 86,847   $ 74,077   $ 29,832
Total Liabilities       $357,442   $109,543   $276,746   $ 86,462   $ 38,944   $  29,161  $ 11,551
Minority Interest       $ 15,496   $    273   $ 14,614   $    245   $   -      $    -     $   -
Stockholders' Equity    $320,455   $216,284   $221,623   $185,997   $ 47,903   $  44,916  $ 18,281
Total Long-Term
 Liabilities            $257,743   $ 86,053   $222,596   $ 72,172   $ 33,082   $  24,939  $  9,434



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

         Name          Age   Positions                    Period of Service
         ----          ---   ---------                    -----------------

Roger A. Parker        44   Chairman, Chief               May 1987 to
                            Executive Officer             Present
                            and a Director

John R. Wallace        46   President and                 October 2003 to
                            Chief Operating Officer       Present

Kevin K. Nanke         41   Treasurer and Chief           December 1999 to
                            Financial Officer             Present

Stanley F. Freedman    57   Executive Vice President,     January 2006
                            General Counsel and           to Present
                            Secretary

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

Roger A. Parker has been a Director since May 1987 and Chief Executive Officer since April 2002. He served as our President from May 1987 until February 2006 when he resigned to accommodate the appointment of John Wallace to that position. He was named Chairman of the Board on July 1, 2005. Since April 1, 2005, he has also served as Executive Vice President and Director of DHS Drilling Company ("DHS"). Mr. Parker also serves as President, Chief Executive Officer and Director of Amber Resources. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and is a board member of the Independent Producers Association of the Mountain States (IPAMS). He also serves on other boards, including Community Banks of Colorado.

John R. Wallace, President and Chief Operating Officer, joined Delta in October 2003 as Executive Vice President of Operations and was appointed President in February 2006. Since April 1, 2005, he has also served as Executive Vice President and Director of DHS . Mr. Wallace was Vice President of Exploration and Acquisitions for United States Exploration, Inc. ("UXP"), a Denver-based publicly-held oil and gas exploration company, from May 1998 to October 2003. Prior to UXP, Mr. Wallace served as president of various privately held oil and gas companies engaged in producing property acquisitions and exploration ventures. He received a Bachelor of Science in Geology from Montana State University in 1981. He is a member of the Rocky Mountain Oil and Gas Association, the American Association of Petroleum Geologists and the Independent Producers Association of the Mountain States. Mr. Wallace is the son of James B. Wallace, a Director of the Company.

Kevin K. Nanke, Treasurer and Chief Financial Officer, joined Delta in April 1995 as our Controller. Since April 1, 2005 he has also served as Chief Financial Officer, Treasurer and Director of DHS . Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

Stanley F. ("Ted") Freedman has served as Executive Vice President, General Counsel and Secretary since January 1, 2006 and has also served in those same capacities for DHS, since the same date. He graduated from the University of Wyoming with a Bachelor of Arts degree in 1970 and a Juris Doctor degree in 1975. From 1975 to 1978, Mr. Freedman was a staff attorney with the United States Securities and Exchange Commission. From 1978 to December 31, 2005, he was engaged in the private practice of law in Denver, Colorado.

Kevin R. Collins has served as Executive Vice President, Finance and Strategy of KFx Inc. since September 2005. KFx Inc. provides environmental and economic solutions to coal-fired power generating facilities and industrial coal users, and is listed on the American Stock Exchange. From 1995 until 2004 he was Executive Vice President and Chief Financial Officer of Evergreen Resources, Inc., a Denver-based oil and gas company. Evergreen Resources was acquired by Pioneer Natural Resources in September 2004. Mr. Collins became a Certified Public Accountant in 1983 and has over 13 years of public accounting experience. He has served as Vice President and a Board Member of the Colorado Oil and Gas Association, President of the Denver Chapter of the Institute of Management Accountants, Director of Pegasus Technologies, Inc. and Board Member and Chairman of the Finance Committee of Independent Petroleum Association of Mountain States. He received his B.S. degree in Business Administration and Accounting from the University of Arizona.

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

Neal A. Stanley founded Teton Oil & Gas Corporation in Denver, Colorado and has served as its President and sole shareholder since 1991. From 1996 to June 2003, he was Senior Vice President - Western Region for Forest Oil Corporation. Since December 2005, Mr. Stanley has served as a member of the Board of Directors and Compensation Committee for Calgary-based Pure Energy Services Ltd., which is listed on the Toronto Stock Exchange under the symbol PSV. Mr. Stanley has approximately thirty years of experience in the oil and gas business. Since 1995, he has been a member of the Executive Committee of the Independent Petroleum Association of Mountain States, and served as its President from 1999 to 2001. Mr. Stanley received a B.S. degree in Mechanical Engineering from the University of Oklahoma in 1975.

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

            Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2005, until October 1, 2004 James B. Wallace, Jerrie F. Eckelberger and Joseph L. Castle II served as members of the Compensation Committee. Joseph L. Castle II was Chairman of the Board and Chief Executive Officer of Castle Energy Corporation, a significant shareholder of Delta. Beginning October 1, 2004, the Compensation Committee was composed of Jerrie F. Eckelberger, Russell S. Lewis, John P. Keller and Jordan R. Smith. Messrs. Lewis and Keller are also directors of Castle Energy Corporation. On July 1, 2005, Kevin R. Collins replaced Mr. Keller on the Compensation Committee. As a result, during the six month period ended December 31, 2005, the Compensation Committee was composed of Messrs. Lewis, Eckelberger, Smith and Collins.

                               Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics in November 2003 (which was amended in October 2004), which applies to all of the Company's Executive Officers, Directors and employees. A copy of the Code of Business Conduct and Ethics is available in the "Conduct and Ethics" section of the Company's website (www.deltapetro.com) or by writing to our Corporate Secretary at 370 Seventeenth Street, Suite 4300, Denver, Colorado 80202.

            Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file initial reports of securities ownership of Delta and reports of changes in ownership of equity securities of Delta with the Securities and Exchange Commission ("SEC"). Such persons also are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

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

During the six months ended December 31, 2005, Roger Parker, a Director and Executive Officer, filed one Form 4 reporting one non-exempt transaction late, and a Form 5 reporting four gifts late. In addition, Kevin K. Nanke and John R. Wallace, Executive Officers, each filed one Form 4 reporting one transaction late. James P. Van Blarcom, a Director, filed a Form 3 late.

Item 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE



                                                                     Long-term Compensation
                                                           --------------------------------------
                                                                    Awards
                                                           ----------------------
                                      Annual Compensation  Restricted
                                      -------------------    Stock     Securities    All Other
        Name and                       Salary     Bonus     Awards(s)  Underlying   Compensation
   Principal Position       Period     ($) (1)     ($)      ($) (7)    Options (#)     ($) (8)
------------------------  ----------  ---------  --------  ----------  -----------  ------------

Roger A. Parker           6 Mos Ended $240,000   $152,460   $690,200       -           $28,625
Chief Executive Officer   12/31/05
                          Year Ended   450,000    340,000    383,500    175,000 (2)     37,000
                          6/30/05
                          Year Ended   340,000    340,000       -       500,000 (2)     41,000
                          6/30/04
                          Year Ended   240,000    272,000       -          -            40,000
                          6/30/03

John R. Wallace           6 Mos Ended $120,000   $ 76,230   $345,100       -           $26,750
 President and            12/31/05
 Chief Operating Officer  Year Ended   225,000       -       191,750     87,500 (3)     37,000
                          6/30/05
                          Year Ended   150,000    200,000       -       200,000 (3)       -
                          6/30/04






                                                  8




Kevin K. Nanke            6 Mos Ended $120,000   $ 76,230   $345,100       -           $26,750
 Treasurer and            12/31/05
 Chief Financial Officer  Year Ended   225,000    130,000    191,750     87,500 (4)     37,000
                          6/30/05
                          Year Ended   200,000    200,000       -       250,000 (4)     41,000
                          6/30/04
                          Year Ended   180,000    130,000       -          -            40,000
                          6/30/03

Aleron H. Larson, Jr.     Year Ended  $300,000       -      $168,740     70,000 (6)     39,000
 Chairman (5)             6/30/05
                          Year Ended   275,000    200,000       -       500,000         41,000
                          6/30/04
                          Year Ended   240,000    192,500       -          -            40,000
                          6/30/03



______________________

(1)   Includes reimbursement of certain expenses.

(2)   Includes options to purchase 175,000 shares of Common Stock at $15.34 per share until
December 31, 2014, and options to purchase 500,000 shares of Common Stock at $5.29 per share until
August 26, 2013.

(3)   Includes options to purchase 87,500 shares of Common Stock at $15.34 per share until December
31, 2004, and options to purchase 200,000 shares of Common Stock at $5.44 per share until December
8, 2013.

(4)   Includes options to purchase 87,500 shares of Common Stock at $15.34 per share until December
31, 2004, and options to purchase 250,000 shares of Common Stock at $5.29 per share until August
26, 2013.

(5)   Mr. Larson retired as Chairman on July 1, 2005.

(6)   Includes options to purchase 70,000 shares of Common Stock at $15.34 per share until December
31, 2014.

(7)   For the year ended June 30, 2005, the dollar amounts shown represent the value of time-based restricted stock awarded to the named executives under the Company's 2004 Stock Incentive Plan, as amended, which is calculated by multiplying the total number of  restricted shares by the fair market value of Delta's common stock on the date of grant (see below).  The fair market values calculated do not reflect any adjustments for risk of forfeiture or restrictions on transferability.  The restricted shares vest on the third anniversary of the date of grant.  A holder of restricted shares has all the rights of a holder of shares of common stock, including the right to receive dividends, if any.

                                                                Fair Market
                             Date of     Restricted Shares      Value on Date
         Officer             Grant          Granted (#)       of Grant ($/Share)
         -------             --------    -----------------    ------------------

     Roger A. Parker         12/21/04         25,000               $15.34
     Aleron H. Larson, Jr.   12/21/04         11,000               $15.34
     Kevin K. Nanke          12/21/04         12,500               $15.34
     John R. Wallace         12/24/04         12,500               $15.34


                                                9



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

For the six months ended December 31, 2005, the dollar amounts shown represent the value of time-
based restricted stock awarded to the named executives under the Company's 2004 Stock Incentive
Plan, as amended, which is calculated by multiplying the total number of restricted shares by the fair market value of Delta's common stock on the date of grant (see below).  The fair market values calculated do not reflect any adjustments for risk of forfeiture or restrictions on transferability.  The restricted shares vest on the third anniversary of the date of grant.  A holder of restricted shares has all the rights of a holder of shares of common stock, including the right to receive dividends, if any.

                                                                Fair Market
                             Date of     Restricted Shares      Value on Date
         Officer             Grant          Granted (#)       of Grant ($/Share)
         -------             --------    -----------------    ------------------

    Roger A. Parker          9/15/05          35,000               $19.72
    Kevin K. Nanke           9/15/05          17,500               $19.72
    John R. Wallace          9/15/05          17,500               $19.72

The table below lists the aggregate number of restricted shares not vested or subject to risk of forfeiture held by the named executive officers and the value of such shares on December 31, 2005.
Fair market values are determined by multiplying the number of  unvested shares by $21.77, the
December 31, 2005 closing price for Delta's common stock.

                    Officer            Shares (#)     Market Value
                    -------            ----------     ------------

                 Roger A. Parker         35,000         $761,950
                 Kevin K. Nanke          17,500         $380,975
                 John R. Wallace         17,500         $380,975

(8)   Represents amounts contributed under the Company's Simple IRA Plan, Profit Sharing Plan and
401(k) Plan and annual auto allowances.

                        OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2005*

___________________________________________________________________________________________________

                                        Individual Grants
___________________________________________________________________________________________________
                       Number of   Percent of                           Potential realizable value
                       securities  total options                        at assumed annual rates of
                       underlying  granted to                           stock price appreciation
                       options     employees      Exercise              for option term (4)
                       granted (#) in fiscal      price     Expiration  --------------------------
          Name         (1)(2)      year (3)       ($/Sh)    date         5% ($)         10% ($)
___________________________________________________________________________________________________

Roger A. Parker         175,000     16.91%        $15.34     12/21/14    $1,688,268     $4,278,402
Aleron H. Larson, Jr.    70,000      6.77%        $15.34     12/21/14    $  675,307     $1,711,361
Kevin K. Nanke           87,500      8.46%        $15.34     12/21/14    $  844,134     $2,139,201
John R. Wallace          87,500      8.46%        $15.34     12/21/14    $  844,134     $2,139,201
___________________________________________________________________________________________________

*  There were no option grants during the six months ended December 31, 2005.

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

          AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2005
                           AND FY END OPTION VALUES


                                                      Number of
                                                      Securities          Value of
                                                      Underlying          Unexercised
                                                      Unexercised         in the Money
                           Shares                     Options at          Options at
                           Acquired                   June 30, 2005(#)    June 30, 2005($)
                           on            Realized     Exercisable/        Exercisable/
      Name                 Exercise(#)   ($)          Unexercisable       Unexercisable
      ----                 -----------   ----------   ----------------    ----------------------

Roger A. Parker               675,000    $ 5,616,950  925,000 / 175,000   $6,695,000 / 0

Aleron H. Larson, Jr.       1,205,000    $13,787,450  570,000 /       0   $4,415,000 / 0

Kevin K. Nanke                   -              -     532,476 /  87,500   $4,775,061 / 0

John R. Wallace                  -              -      50,000 / 237,500   $  434,000/ $1,302,000



         AGGREGATED OPTION EXERCISES IN SIX MONTHS ENDED DECEMBER 31, 2005
                          AND PERIOD END OPTION VALUES



                                                      Number of
                                                      Securities          Value of
                                                      Underlying          Unexercised
                                                      Unexercised         in the Money
                           Shares                     Options at          Options at
                           Acquired                   Dec. 31, 2005(#)    Dec. 31, 2005($)
                           on            Realized     Exercisable/        Exercisable/
      Name                 Exercise(#)   ($)          Unexercisable       Unexercisable
      ----                 -----------   -----------  ----------------    ----------------------
Roger A. Parker               83,333     $1,169,995   666,667 / 175,000   $11,035,006 / 1,125,250
Aleron H. Larson, Jr.           -              -      570,000 /    -      $ 8,690,100 /    -
Kevin K. Nanke                  -              -      444,976 /  87,500   $ 8,179,101 /   562,625
John R. Wallace                 -              -       50,000 / 227,500   $   816,500 / 3,012,125



Compensation of Directors

The following table provides information concerning compensation paid to non-employee directors who served on the Board during the six months ended December 31, 2005.

                     NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 (1)

     Board Retainer ......................................    $50,000
     Audit Committee Chair Retainer ......................    $ 5,000
     Other Committees' Retainer ..........................    $ 2,500
     Other Committees' Chair Retainer ....................    $ 3,750
     Equity Compensation - Restricted Stock (2) ..........    2,000 Shares

_____________________

(1) Board and committee retainers are paid in cash.

(2) Each non-employee director received a fully-vested 2,000 share grant of our restricted common stock.



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

On January 11, 2006, we entered into an Employment Agreement with Stanley F. Freedman, who became Executive Vice President, General Counsel and Secretary of Delta on January 3, 2006. The initial term of employment under the Employment Agreement commenced effective January 1, 2006 and continues through December 31, 2006. The term of the Employment Agreement will be automatically extended for additional one year terms thereafter unless notice of termination is given by either party at least 60 days prior to the end of a term. The base annual salary for Mr. Freedman is $240,000. He will also be entitled to receive 40,000 shares of restricted Common Stock that will vest three years after the date of grant, and will be entitled to receive bonuses based on a percentage of his base salary as determined by the Compensation Committee of the Board of Directors upon satisfaction of performance criteria established by the Compensation Committee.

In the event the employment of Mr. Freedman is terminated other than for cause (as defined in the Employment Agreement) or if he resigns for "good reason" (as defined in the Employment Agreement), then he will be entitled to receive a payment equal to two times his annual base salary, annual automobile allowance and his average annual bonus. In the event that his Employment Agreement is not renewed, at the time that his employment is terminated he will receive the same payment as stated above, reduced proportionately by the number of months he continues to be employed by us. The Employment Agreement also includes non-solicitation and non-competition obligations on the part of Mr. Freedman that survive for one year following the date of termination.

Also on January 11, 2006 we entered into a CoC Agreement with Mr. Freedman which provides that, following a change in control of the Company as defined in the CoC Agreement and the termination of his employment, he would receive, in addition to the severance payments provided for in his Employment Agreement, the continuation of certain benefits including medical insurance and other benefits provided to him for a period of three years. The CoC Agreement also includes non-solicitation and non-competition obligations that survive for one year following the date of termination. The CoC Agreement also provides that in certain circumstances the severance payment may be reduced so that the payment will not be subject to U.S. federal excise taxes. The CoC Agreement is effective as of January 1, 2006 and has an initial term through December 31, 2006. It will be automatically extended for additional two year terms thereafter unless notice of termination is given by either party at least 60 days prior to the end of a term.

Retirement Savings Plan

We adopted a profit sharing plan on January 1, 2002. All employees are eligible to participate and contributions to the profit sharing plan by Delta are voluntary and must be approved by the Board of Directors. Amounts contributed to the Plan will vest over a six year service period.

We adopted a 401k plan effective May 1, 2005. All employees are eligible to participate and make employee contributions once they have met the plan's eligibility criteria. Under the 401k plan, our employees make salary reduction contributions in accordance with the Internal Revenue Service guidelines. Our matching contribution is an amount equal to 100% of the employee's elective deferral contribution which cannot exceed 3% of the employee's base salary, and 50% of the employee's elective deferral which exceeds 3% of the employee's base salary but does not exceed 5% of the employee's base salary.

For the year ended June 30, 2005, we contributed $291,000 under the plan.
For the six months ended December 31, 2005, we contributed $240,000 under the plan.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.


                                                                      Number of Securities
                                                                      Remaining Available
                                                                      for Future
                   Number of Securities        Weighted Average       Issuance Under
                   To be Issued Upon Exercise  Exercise Price of      Equity Compensation
                   of Outstanding Options,     Outstanding Options,   Plans (excluding securities
Plan Category      Warrants and Rights         Warrants and Rights    reflected in column (a))
                          (a)                          (b)                      (c)
-------------      --------------------------  --------------------   ---------------------------
Equity Compensation      3,231,287                    $7.85                   494,620
Plans Approved by
Stockholders

Equity Compensation              0                      --                     36,173
Plans Not Approved by    ---------                                           --------
Stockholders

     Total               3,231,287                                            530,793
________________




Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners:

The following table presents information concerning persons known by us to own beneficially 5% or more of our issued and outstanding voting securities at March 31, 2006:



                                                       Amount and Nature
                      Name and Address of              of Beneficial       Percent
Title of Class (1)    Beneficial Owner                 Ownership           of Class(2)
------------------    -------------------              -----------------   -----------
Common Stock          Sprott Asset Management, Inc.    7,565,576 shares      14.80%
                      Suite 2700 South Tower
                      Royal Bank Plaza
                      Toronto, Ontario M5J 2J1
                      Canada

Common Stock          Castle Energy Corporation        6,700,000 shares      13.11%
                      One Radnor Corporate
                      Center, Suite 250
                      Radnor, PA  19087

Common Stock          Capital Research Management      4,347,500 shares       8.51%
                      Company and SMALLCAP
                      World Fund, Inc.
                      333 South Hope Street
                      Los Angeles, CA  90071

Common Stock          Touradji Capital Management, LP  3,895,963 shares       7.62%
                      101 Park Avenue, 48th Floor
                      New York, NY  10178

Common Stock          Steinberg Asset Management, Inc. 2,863,965 shares       5.60%
                      12 East 49th Street, Suite 1202
                      New York, NY  10017
___________________________

(1)  We have an authorized capital of 300,000,000 shares of $.01 par value Common
Stock, of which 51,106,451 shares were issued and outstanding as of March 31, 2006.
We also have an authorized capital of 3,000,000 shares of $.01 par value preferred stock, of which no shares are outstanding.

(2)  The percentage set forth after the shares listed for each beneficial owner is based upon total shares of Common Stock outstanding at March 31, 2006 of 51,106,451.
The percentage set forth after each beneficial owner is calculated as if any warrants and/or options owned had been exercised by such beneficial owner and as if no other warrants and/or options owned by any other beneficial owner had been exercised.
Warrants and options are aggregated without regard to the class of warrant or option.



(b)  Security Ownership of Management

The following table presents information concerning the beneficial ownership of the Executive Officers and Directors of the Company at March 31, 2006:

                                                       Amount and Nature
                      Name and Address of              of Beneficial       Percent
Title of Class (1)    Beneficial Owner                 Ownership           of Class(2)
------------------    -------------------              -----------------   -----------
Common Stock          Roger A. Parker                   1,592,942 (3)        3.02%
Common Stock          Kevin K. Nanke                      577,183 (4)        1.12%
Common Stock          Aleron H. Larson, Jr.               574,500 (5)        1.11%
Common Stock          John R. Wallace                     326,907 (6)         .64%
Common Stock          James B. Wallace                     80,500 (7)         .16%
Common Stock          Russell S. Lewis                     58,000 (8)         .11%
Common Stock          Jerrie F. Eckelberger                43,725 (9)         .09%
Common Stock          Stanley F. Freedman                  43,100 (10)        .08%
Common Stock          Neal A. Stanley                      25,000 (11)        .05%
Common Stock          Jordan R. Smith                      22,000 (12)        .04%
Common Stock          Kevin R. Collins                      6,000 (13)        .01%
Common Stock          James P. Van Blarcom                  6,000 (14)        .01%
Common Stock          All Executive Officers
                      and Directors as a Group
                      (12 persons)                      3,355,857 (15)       6.34%
_________________________

(1)  See Note (1) to preceding table; includes options.

(2)  See Note (2) to preceding table.

(3)  Includes 1,367,942 shares owned by Mr. Parker directly.  Also includes options to purchase 50,000 shares of Common Stock at $5.29 per share until August 26, 2013, and options to purchase 175,000 shares of Common Stock at $15.34 per share until December
21, 2014.

(4)  Consists of 44,707 shares of Common Stock owned directly by Mr. Nanke; options to purchase 18,726 shares of Common Stock at $1.125 per share until September 1, 2008;
options to purchase 13,750 shares of Common Stock at $1.5625 per share until December
12, 2008; options to purchase 55,000 shares of Common Stock at  $1.75 per share until
May 12, 2009; options to purchase 41,250 shares of Common Stock at $1.75 per share until November 5, 2009; options to purchase 68,750 shares of Common Stock at $3.75 per share until July 14, 2010; options to purchase 55,000 shares of Common Stock at $3.29 until January 9, 2011; options to  purchase 55,000 shares of Common Stock at $2.38 per share until October 5, 2011;  options to purchase 137,500 shares of Common Stock at
$5.29 per share until August 26, 2013; and options to purchase 87,500 shares of Common
Stock at $15.34 per share until December 21, 2014.

(5)  Consists of 6,000 shares of Common Stock owned by Mr. Larson directly.  Also includes options to purchase 500,000 shares of Common Stock at $5.29 per share until
August 26, 2013, and options to purchase 70,000 shares of Common Stock at $15.34 per share until December 21, 2014.  Also includes 4,500 shares held by his daughter.

(6)  Includes 39,407 shares of Common Stock owned directly by Mr. John Wallace, options to purchase 200,000 shares at $5.44 per share until December 3, 2013, and options to purchase 87,500 shares of Common Stock at $15.34 per share until December
21, 2014.

(7)  Includes 28,000 shares of Common Stock owned directly by Mr. James B. Wallace;
options to purchase 2,500 shares of Common Stock at $2.02 per share until February 5,
2012, options to purchase 20,000 shares of Common Stock at $1.87 per share until
February 7, 2013; options to purchase 20,000 shares of Common Stock at $2.31 until
February 4, 2014; and options to purchase 14,000 shares of Common Stock until December
21, 2014.
                                         17

(8)  Includes 8,000 shares of Common Stock owned directly by Mr. Russell S. Lewis;
20,000 options to purchase shares of Common Stock at $1.87 per share until February 7,
2013; 20,000 options to purchase shares of Common Stock at $2.31 until February 4,
2014; and options to purchase 14,000 shares of Common Stock at $15.34 per share until
December 21, 2014.

(9)  Includes 8,000 shares of Common Stock owned directly by Mr. Jerrie F.
Eckelberger; options to purchase 725 shares of Common Stock at $2.98 per share until
December 31, 2006; options to purchase 20,000 shares of Common Stock at $2.31 until
February 4, 2014; and options to purchase 14,000 shares of Common Stock at $15.34 per share until December 21, 2014.  Also includes 1,000 shares held by his children.

(10)  Includes 43,100 shares owned directly by Mr. Freedman.

(11) Includes 11,000 shares of Common Stock owned directly by Mr. Stanley and options to purchase 14,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(12) Includes 8,000 shares of Common Stock owned directly by Mr. Smith and options to purchase 14,000 shares of Common Stock at $15.34 per share until December 21, 2014.

(13) Includes 6,000 shares of Common Stock owned directly by Mr. Collins.

(14) Includes 6,000 shares of Common Stock owned directly by Mr. Van Blarcom.

(15) Includes all warrants, options and shares referenced in footnotes (3), (4), (5),
(6), (7), (8), (9), (10) (11) (12), (13) and (14) above as if all warrants and options had been exercised and as if all resulting shares were voted as a group.



Item 13.  Certain Relationships and Related Transactions

The following is a list of certain relationships and related party transactions that occurred during our past fiscal year, as well as transactions that occurred since June 30, 2004 or are currently proposed:

At December 31, 2005, we had $54,000 of receivables from officers and directors. These amounts include drilling costs and lease operating expense on wells owned by the officers and directors and operated by us. The amounts were paid subsequent to the end of our fiscal year.

During fiscal 2001 and 2000, Aleron H. Larson, Jr. and Roger A. Parker guaranteed certain borrowings which have subsequently been paid in full. As consideration for the guarantee of our indebtedness, each officer was assigned a 1% overriding royalty interest ("ORRI") in the properties acquired with the proceeds of the borrowings. Each of these persons earned approximately $58,000, $105,000, $66,000 and $108,000 for his respective 1%
ORRI during the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

During the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, we used a jet aircraft owned by an entity that is 50% owned by Roger A. Parker, our Chairman of the Board and Chief Executive Officer. We paid that entity a total of $0, $138,000 and $121,000 for the use of that aircraft during the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, respectively. These amounts represented the actual costs of the operation of the aircraft.

On September 29, 2005 we acquired an undivided 50% working interest in approximately 145,000 net undeveloped acres in the Columbia River Basin in Washington and purchased an interest in undeveloped acreage in the Piceance Basin in Colorado from Savant Resources, LLC ("Savant") for an aggregate purchase price of $85.0 million in cash. James B. Wallace, one of our directors, owns approximately a 1.7% interest in Savant, and also serves as a director of Savant.

Directors and executive officers have been granted shares of common stock and options as disclosed in "Executive Compensation" above.

All past and future and ongoing transactions with affiliates are and will be on terms which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to our affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.

Item 14.  Principal Accounting Fees and Services

Audit Fees. The fees billed for professional services rendered by KPMG LLP for the audit of Delta's financial statements for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, and for the reviews of the financial statements included in Delta's Forms 10-Q during those periods, amounted to $ 507,500 $461,000 and $178,000, respectively.

Audit Related Fees. The fees billed for professional services rendered by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of Delta's financial statements, that are not included in audit fees above, billed in the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, amounted to $25,000, $167,000 and $24,000, respectively.

Tax Fees.  Not Applicable.

All Other Fees. The fees billed by KPMG LLP during the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004 for all other services rendered amounted to $0, $0 and $80,000, respectively. These fees were related to consulting services related to compliance with the Sarbanes Oxley Act of 2002.

Audit Committee Pre-Approval Policy. The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve permissible non-audit services. During the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, the Audit Committee approved 100% of the non-audit services provided to Delta by the independent registered public accounting firm.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules

     (a)(1)  Financial Statements. (Previously filed.)

                                                                   Page No.

Reports of Independent Registered Accounting Firm .............     F-1, 2

Consolidated Balance Sheets as of December 31, 2005 and
June 30, 2005 and 2004 ........................................     F-3

Consolidated Statements of Operations for the six months
ended December 31, 2005 and years ended June 30, 2005, 2004
and 2003 ......................................................     F-4

Consolidated Statements of Stockholders' Equity and
Comprehensive Income (Loss) for the six months ended
December 31, 2005 and years ended June 30, 2005, 2004
and 2003 ......................................................     F-5

Consolidated Statements of Cash Flows for the six months
ended December 31, 2005 and years ended June 30, 2005, 2004
and 2003 ......................................................     F-6

Notes to Consolidated Financial Statements ....................     F-7


     (a)(2)   Financial Statement Schedules. None.

     (a)(3) Exhibits. The Exhibits listed below are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with a "*".

                                EXHIBITS LIST

2.    Plans of Acquisition, Reorganization, Arrangement, Liquidation, or
      Succession.

2.1 Agreement and Plan of Merger, dated as of November 8, 2005, among Delta Petroleum Corporation, a Colorado corporation, Delta Petroleum Corporation, and as amended a Delaware corporation, DPCA LLC, a Delaware limited liability company and a wholly owned subsidiary of Delta Colorado, and Castle Energy Corporation, a Delaware corporation. Incorporated by reference to Appendix A to the proxy statement/ prospectus contained in the Company's Form S-4 registration statement, SEC File No. 333-130672.

3.    Articles of Incorporation and By-laws.

3.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated January 31, 2006.

3.2 Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated February 9, 2006.

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

9.    Voting Trust Agreement.

9.1 Voting Agreement and Irrevocable Proxy dated as of November 8, 2005 by and among Delta Petroleum Corporation, DPCA LLC, and certain stockholders of Castle Energy Corporation, as amended. Incorporated by reference to Appendix B to the proxy Statement/prospectus included in the Company's Form S-4 registration statement, SEC File No. 333-130672.

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

10.11 Delta Petroleum Corporation 2001 Incentive Plan. Incorporated by reference to the Company's Notice of Annual Meeting and Proxy Statement dated July 26, 2001 for fiscal year 2000 ended June 30, 2000.*

10.12 Employment Agreements with Aleron H. Larson, Jr., Roger A. Parker and Kevin K. Nanke. Incorporated by reference from Exhibit 10.1 a, b, and c to the Company's Form 8-K dated October 25, 2001. *

10.13 Delta Petroleum Corporation 2002 Incentive Plan incorporated by reference from Exhibit A to the Company's definitive proxy statement filed May 1, 2002. *

10.14 Agreement between Delta Petroleum Corporation and Amber Resources Company dated July 1, 2001, incorporated by reference from Exhibit
      10.3 to the Company's Form 8-K dated October 25, 2001.

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

10.32 Employment Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.33 Employment Agreement with Stanley F. Freedman dated January 11, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated January 11, 2006.*

10.34 Change in Control Executive Severance Agreement with Roger A. Parker dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.35 Change in Control Executive Severance Agreement with Kevin K. Nanke dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.36 Change in Control Executive Severance Agreement with John R. Wallace dated May 5, 2005. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated May 5, 2005.*

10.37 Change in Control Executive Severance Agreement with Stanley F. Freedman dated January 11, 2006. Incorporated by reference from
      Exhibit 10.2 to the Company's Form 8-K dated January 11, 2006. *

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

10.43 Purchase and Sale Agreement dated effective May 1, 2005 with Savant Resources LLC. Previously filed.

10.44 Fourth Amendment to Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated November 18, 2005. Previously filed.

10.45 Fifth Amendment to Credit Agreement between Delta Petroleum
      Corporation and the banks named therein, dated February 28, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated February 28, 2006.

10.46 Sixth Amendment to Credit Agreement between Delta Petroleum
      Corporation and the banks named therein, dated March 6, 2006. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated March 6, 2006.

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

21.   Subsidiaries of the Registrant. Previously filed.

22. Published report regarding matters submitted to vote of security holders. Not applicable.

23.   Consents of experts and counsel.

23.1  Consent of KPMG LLP. Previously filed.

23.2  Consent of Ralph E. Davis Associates, Inc. Previously filed.

23.3  Consent of Mannon Associates. Previously filed.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K/A Amendment No. 1 to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 28th day of April, 2006.

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
































                                     26