Form 10-KT/A
period 2005-12-31
DELTA PETROLEUM CORP/CO
filed 2006-05-05
CIK 821483

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




EXPLANATORY NOTE:

     This amendment to the Transition Report on Form 10-K of Delta Petroleum Corporation is to make corrections to Items 11, 12 and 13.


                              TABLE OF CONTENTS


                                   PART III

Item 11.  EXECUTIVE COMPENSATION ......................................  3
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT ................................................ 10
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 13

                                  PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES .................... 14

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

In the event the employment of any of these executive officers is terminated other than for cause (as defined in the Employment Agreement) or if any of them resigns for "good reason" (as defined in the Employment Agreement), then that executive officer will be entitled to receive a payment equal to two times his annual base salary, annual automobile allowance and his average annual bonus for the three fiscal years preceding the fiscal year in which the termination occurs, but not less than the greater of that executive officer's (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the termination occurs. In the event that any of these Employment Agreements is not renewed and the executive officer is terminated within 24 months following the last day of employment under the expired Employment Agreement, at the time that his employment is terminated the executive officer will receive the same payment as stated above, reduced proportionately by the number of months he continues to be employed by us during such 24 month period. The Employment Agreements also include non-solicitation and non-competition obligations on the part of the executive officer that survive for one year following the date of termination.

Also on May 5, 2005, we entered into Change in Control Executive Severance Agreements ("CIC Agreements") with Messrs. Parker, Nanke and Wallace which provide that, following a change in control of the Company as defined in the CIC Agreements and the termination of employment of the executive officer during the period beginning 6 months prior to and ending 24 months after the change in control, the executive officer would not receive a payment under the Employment Agreement. Instead he would receive a payment equal to three times his annual base salary, annual automobile allowance and his average annual bonus for the three years preceding the fiscal year in which the change in control occurs, but not less than the greater of that executive officer's (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the change in control occurs, in addition to the continuation of certain benefits including medical insurance and other benefits provided to the executive officer for a period of three years. The CIC Agreements also include non-solicitation and non-competition obligations on the part of the executive officer that survive for one year following the date of termination. The CIC Agreements also provide that if a payment under the CIC Agreements would be subject to the excise tax payments, the executive officer will receive a gross up payment equal to such excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, and all taxes, including any interest, penalties or income tax imposed on the gross up payment. The CIC Agreements have an initial term through December 31, 2006, and will be automatically extended for additional two year terms thereafter unless notice of termination is given by either party at least 60 days prior to the end of a term.

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

In the event the employment of Mr. Freedman is terminated other than for cause (as defined in the Employment Agreement) or if he resigns for "good reason" (as defined in the Employment Agreement), then he will be entitled to receive a payment equal to two times his annual base salary, annual automobile allowance and his average annual bonus for the three years preceding the fiscal year in which the change in control occurs, but not less than the greater of that executive officer's (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the change in control occurs. In the event that his Employment Agreement is not renewed and he is terminated within 24 months following the last day of employment under the expired Employment Agreement, at the time that his employment is terminated he will receive the same payment as stated above, reduced proportionately by the number of months he continues to be employed by us during such 24 month period. The Employment Agreement also includes non-solicitation and non-competition obligations on the part of Mr. Freedman that survive for one year following the date of termination.

Also on January 11, 2006 we entered into a CIC Agreement with Mr. Freedman which provides that, following a change in control of the Company as defined in the CIC Agreement and the termination of his employment within the period beginning 6 months prior to and ending 24 months after a change in control, he would not receive a payment under the Employment Agreement. Instead he would receive a payment equal to three times his annual base salary, annual automobile allowance and his average annual bonus for the three years preceding the fiscal year in which the change in control occurs, but not less than the greater of that executive officer's (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the change in control occurs, in addition to continuation of certain benefits including medical insurance and other benefits provided to him for a period of three years. The CIC Agreement also includes non-solicitation and non-competition obligations that survive for one year following the date of termination. The CIC Agreement also provides that if a payment under the CIC Agreements would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the executive officer will receive a gross up payment equal to such excise tax payments and all taxes, including any interest, penalties or income tax imposed on the gross up payment. The CIC Agreement is effective as of January 1, 2006 and has an initial term through December 31, 2006. It will be automatically extended for additional two year terms thereafter unless notice of termination is given by either party at least 60 days prior to the end of a term.

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

                                        10

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



(b)  Security Ownership of Management

The following table presents information concerning the beneficial ownership of the Executive Officers and Directors of the Company at March 31, 2006:




                                                       Amount and Nature
                      Name and Address of              of Beneficial       Percent
Title of Class (1)    Beneficial Owner                 Ownership           of Class(2)
------------------    -------------------              -----------------   -----------
Common Stock          Roger A. Parker                   1,592,942 (3)        3.02%
Common Stock          Aleron H. Larson, Jr.               580,500 (4)        1.12%
Common Stock          Kevin K. Nanke                      577,183 (5)        1.12%

Common Stock          John R. Wallace                     326,907 (6)         .64%
Common Stock          James B. Wallace                     84,500 (7)         .17%
Common Stock          Russell S. Lewis                     62,000 (8)         .12%
Common Stock          Jerrie F. Eckelberger                48,725 (9)         .10%
Common Stock          Stanley F. Freedman                  43,100 (10)        .08%
Common Stock          Neal A. Stanley                      25,000 (11)        .05%
Common Stock          Jordan R. Smith                      22,000 (12)        .04%
Common Stock          Kevin R. Collins                      6,000 (13)        .01%
Common Stock          James P. Van Blarcom                  6,000 (14)        .01%
Common Stock          All Executive Officers
                      and Directors as a Group
                      (12 persons)                      3,374,857 (15)       6.38%
_________________________

(1)  See Note (1) to preceding table; includes options.

(2)  See Note (2) to preceding table.

(3)  Includes 1,367,942 shares owned by Mr. Parker directly.  Also includes options to purchase 50,000 shares of Common Stock at $5.29 per share until August 26, 2013, and options to purchase 175,000 shares of Common Stock at $15.34 per share until December
21, 2014.

(4)  Consists of 6,000 shares of Common Stock owned by Mr. Larson directly.  Also includes options to purchase 500,000 shares of Common Stock at $5.29 per share until
August 26, 2013, and options to purchase 70,000 shares of Common Stock at $15.34 per share until December 21, 2014.  Also includes 4,500 shares held by his daughter.

(5)  Consists of 44,707 shares of Common Stock owned directly by Mr. Nanke; options to purchase 18,726 shares of Common Stock at $1.125 per share until September 1, 2008;
options to purchase 13,750 shares of Common Stock at $1.5625 per share until December
12, 2008; options to purchase 55,000 shares of Common Stock at  $1.75 per share until
May 12, 2009; options to purchase 41,250 shares of Common Stock at $1.75 per share until November 5, 2009; options to purchase 68,750 shares of Common Stock at $3.75 per share until July 14, 2010; options to purchase 55,000 shares of Common Stock at $3.29 until January 9, 2011; options to  purchase 55,000 shares of Common Stock at $2.38 per share until October 5, 2011;  options to purchase 137,500 shares of Common Stock at
$5.29 per share until August 26, 2013; and options to purchase 87,500 shares of Common
Stock at $15.34 per share until December 21, 2014.

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

On November 8, 2005, we entered into an Agreement and Plan of Merger with Castle Energy Corporation, pursuant to which we would acquire Castle Energy by merging Castle Energy with and into DPCA LLC, one of our wholly owned subsidiaries. At such time, Castle Energy held 6,700,000 shares of Delta common stock. On April 28, 2006, we completed the acquisition of Castle Energy, and issued 8,500,000 shares of our common stock to Castle's stockholders in the transaction, which, with the retirement of the Delta shares held by Castle, resulted in a net issuance of 1,800,000 shares of Delta common stock.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K/A Amendment No. 2 to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 4th day of May, 2006.

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