Form 10-Q/A
period 2006-03-31
DELTA PETROLEUM CORP/CO
filed 2006-05-10
CIK 821483

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q /A
                                Amendment No. 1

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act).

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ ]

52,907,951 shares of common stock $.01 par value were outstanding as of May 1, 2006.



Explanatory Note: This amendment to the registrant's report on Form 10-Q for the quarter ended March 31, 2006 is being filed to correct the language in two certification exhibits.

Item 6. Exhibits.

     Exhibits are as follows:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350. Previously filed

32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350. Previously filed



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DELTA PETROLEUM CORPORATION
                                  (Registrant)


                                  By: /s/ Roger A. Parker
                                      Roger A. Parker
                                      Chairman and Chief Executive Officer


                                  By: /s/ Kevin K. Nanke
                                      Kevin K. Nanke, Treasurer and
Date: May 10, 2006                    Chief Financial Officer