Form 10-Q
period 2006-06-30
DELTA PETROLEUM CORP/CO
filed 2006-08-09
CIK 821483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     53,007,000 shares of common stock $.01 par value were outstanding as of August 4, 2006.

INDEX
PART I FINANCIAL INFORMATION
The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

i

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,797	$5,519
Assets held for sale	24,404	19,215
Trade accounts receivable	22,091	22,202
Prepaid assets	5,118	3,442
Inventory	3,420	3,285
Deferred tax asset	2,946	5,237
Derivative instruments	1,550	89
Other current assets	2,309	2,600

Total current assets	81,635	61,589

Property and equipment:
Oil and gas properties, successful efforts method of accounting
Unproved	198,430	167,143
Proved	510,996	438,666
Drilling and trucking equipment, including deposits on equipment of zero and $5,000, respectively	115,584	64,129
Other	19,692	12,809

Total property and equipment	844,702	682,747
Less accumulated depreciation and depletion	(90,893)	(61,593)

Net property and equipment	753,809	621,154

Long-term assets:
Deferred financing costs	6,790	5,291
Derivative instruments	67	163
Goodwill	7,289	2,341
Other long-term assets	1,231	511
Deferred tax asset	—	1,322
Investment in LNG project	—	1,022

Total long-term assets	15,377	10,650

	$850,821	$693,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$824	$7,073
Accounts payable	60,232	67,772
Other accrued liabilities	10,067	19,462
Derivative instruments	8,423	12,465

Total current liabilities	79,546	106,772

Long-term liabilities:
7% Senior notes, unsecured	149,347	149,309
Credit facility	74,000	64,270
Credit Facility/Term loan — DHS	74,250	28,000
Asset retirement obligation	4,122	3,002
Derivative instruments	798	6,009
Deferred tax liability	9,787	—
Other debt, net	—	80

Total long-term liabilities	312,304	250,670

Minority interest	25,514	15,496

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 52,957,000 shares at June 30, 2006 and 47,825,000 at December 31, 2005	530	478
Additional paid-in capital	427,362	333,054
Accumulated other comprehensive loss	(4,370)	(4,997)
Retained earnings (accumulated deficit)	9,935	(8,080)

Total stockholders’ equity	433,457	320,455

	$850,821	$693,393

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$35,687	$23,889
Contract drilling and trucking fees	12,931	2,164
Realized loss on derivative instruments, net	(2,857)	(193)

Total revenue	45,761	25,860

Operating expenses:
Lease operating expense	5,751	4,607
Transportation expense	175	290
Production taxes	2,081	1,454
Depreciation, depletion and amortization — oil and gas	14,709	7,977
Depreciation and amortization — drilling and trucking	3,940	839
Exploration expense	1,493	3,209
Dry hole costs	46	79
Drilling and trucking operations	7,590	1,580
General and administrative	8,785	5,365

Total operating expenses	44,570	25,400

Operating income	1,191	460

Other income and (expense):
Other income (expense)	176	(182)
Gain on sale of oil and gas properties	47	—
Unrealized gain (loss) on derivative instruments, net	1,816	(330)
Minority interest	(328)	299
Interest and financing costs	(7,353)	(3,586)

Total other expense	(5,642)	(3,799)

Loss from continuing operations before income taxes and discontinued operations	(4,451)	(3,339)

Income tax benefit	(1,689)	(3,325)

Loss from continuing operations	(2,762)	(14)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	261	1,370
Gain on sale of discontinued operations, net of tax	636	—

Income before extraordinary gain, net of tax	(1,865)	1,356

Extraordinary gain, net of tax	6,075	—

Net income	$4,210	$1,356

Basic income (loss) per common share:
Loss from continuing operations	$(.05)	$—
Discontinued operations	.01	.03
Extraordinary gain, net of tax	.12	—

Net income	$.08	$.03

Diluted income (loss) per common share:
Loss from continuing operations	$(.05)	$—
Discontinued operations	.01	.03
Extraordinary gain, net of tax	.12	—

Net income	$.08	$.03

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$69,021	$46,332
Contract drilling and trucking fees	23,045	4,496
Realized loss on derivative instruments, net	(5,227)	(537)

Total revenue	86,839	50,291

Operating expenses:
Lease operating expense	11,757	8,614
Transportation expense	799	403
Production taxes	3,885	2,739
Depreciation, depletion and amortization — oil and gas	27,733	12,912
Depreciation and amortization — drilling and trucking	6,464	1,140
Exploration expense	2,176	4,872
Dry hole costs	1,386	98
Drilling and trucking operations	13,493	3,592
General and administrative	17,196	9,979

Total operating expenses	84,889	44,349

Operating income	1,950	5,942

Other income and (expense):
Other income (expense)	312	(343)
Gain on sale of oil and gas properties	18,916	—
Gain on sale of investment in LNG	1,058	—
Unrealized gain (loss) on derivative instruments, net	8,988	(330)
Minority interest	(859)	702
Interest and financing costs	(12,847)	(5,722)

Total other income (expense)	15,568	(5,693)

Income from continuing operations before income taxes and discontinued operations	17,518	249

Income tax expense (benefit)	6,586	(3,325)

Income from continuing operations	10,932	3,574

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	372	2,722
Gain on sale of discontinued operations, net of tax	636	—

Income before extraordinary gain, net of tax	11,940	6,296

Extraordinary gain, net of tax	6,075	—

Net income	$18,015	$6,296

Basic income per common share:
Income from continuing operations	$.21	$.09
Discontinued operations	.02	.06
Extraordinary gain, net of tax	.12	—

Net income	$.35	$.15

Diluted income per common share:
Income from continuing operations	$.21	$.09
Discontinued operations	.02	.06
Extraordinary gain, net of tax	.11	—

Net income	$.34	$.15

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(Unaudited)

				Accumulated		Retained
			Additional	other		earnings
	Common stock		paid-in	comprehensive	Comprehensive	(accumulated
	Shares	Amount	capital	loss	income	deficit)	Total
	(In thousands)
Balance, January 1, 2006	47,825	$478	$333,054	$(4,997)		$(8,080)	$320,455

Comprehensive income (loss):
Net income	—	—	—	—	$18,015	18,015	18,015
Other comprehensive income transactions, net of tax
Hedging loss reclassified to income upon settlement, net of tax benefit of $1,750	—	—	—	2,881	2,881	—	2,881
Change in fair value of derivative hedging instruments, net of tax benefit of $1,372	—	—	—	(2,254)	(2,254)	—	(2,254)

Comprehensive income					$18,642

Shares issued for acquisition of Castle and oil and gas properties	2,473	25	47,308	—		—	47,333
Shares issued for cash, net of offering costs	1,500	15	33,855	—		—	33,870
Shares issued for drilling rig assets	350	3	8,291	—		—	8,294
Shares issued for cash upon exercise of options	801	8	2,756	—		—	2,764
Issuance and amortization of non-vested stock	8	1	1,290	—		—	1,291
Compensation on options vested	—	—	808	—		—	808

Balance, June 30, 2006	52,957	$530	$427,362	$(4,370)		$9,935	$433,457

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows operations activities:
Net income	$18,015	$6,296
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization — oil and gas	27,733	12,798
Depreciation and amortization — drilling and trucking	6,464	1,140
Depreciation, depletion and amortization — discontinued operations	96	496
Accretion of abandonment obligation	97	114
Stock option and non-vested stock compensation	2,099	748
Amortization of deferred financing costs	1,125	415
Unrealized (gain) loss on derivative contracts	(8,988)	331
Dry hole costs and impairment	292	—
Minority interest	859	(702)
Gain on sale of oil and gas properties	(19,939)	—
Gain on sale of investment in LNG	(1,058)	—
Extraordinary gain on Castle acquisition	(9,589)	—
DHS stock granted to management	140	—
Deferred income tax expense (benefit)	10,713	(3,045)
Other	—	394
Net changes in operating assets and operating liabilities:
(Increase) decrease in trade accounts receivable	1,519	(1,502)
(Increase) decrease in prepaid assets	(1,465)	1,305
Increase in inventory	(135)	(1,781)
(Increase) decrease in other current assets	47	(250)
Increase (decrease) in accounts payable trade	(1,698)	5,872
Increase in other accrued liabilities	2,371	3,184

Net cash provided by operating activities	28,698	25,813

Cash flows from investing activities:
Additions to property and equipment	(107,234)	(134,611)
Acquisitions, net of cash acquired	(8,564)	—
Proceeds from sales of oil and gas properties	51,728	—
Drilling and trucking capital expenditures	(43,394)	(30,797)
Minority interest holder contributions	9,018	14,800
(Increase) decrease in long-term assets	483	(54)

Net cash used in investing activities	(97,963)	(150,662)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	2,870	(343)
Stock issued for cash, net	33,870	—
Proceeds from borrowings	121,000	272,956
Payment of financing fees	(2,694)	(6,750)
Repayment of borrowings	(71,503)	(140,159)

Net cash provided by financing activities	83,543	125,704

Net increase in cash and cash equivalents	14,278	855

Cash at beginning of period	5,519	1,386

Cash at end of period	$19,797	$2,241

Supplemental cash flow information —
Common stock issued for the acquisition of Castle and oil and gas properties	$47,333	$2,035

Common stock issued for drilling and trucking equipment	$8,294	$1,432

Cash paid for interest and financing costs	$13,459	$10,773

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
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
The Company, through a series of transactions in 2004 and 2005, owns a 49.4% interest in DHS Drilling Company (“DHS”), an affiliated Colorado corporation that is headquartered in Casper, Wyoming. Delta representatives currently constitute a majority of the members of the Board of DHS and Delta has the right to use all of the rigs on a priority basis, although approximately half are currently working for third party operators. DHS also owns 100% of Chapman Trucking which was acquired in November 2005 and which ensures DHS rig mobility. In May 2006, DHS acquired two rigs in conjunction with the acquisition of C&L Drilling Company, Inc. (“C&L Drilling”). Also, during the second quarter of 2006, DHS engaged in a reorganization transaction pursuant to which it became a subsidiary of DHS Holding Company, a Delaware corporation, and the Company’s ownership interest became an interest in DHS Holding Company. References to DHS herein shall be deemed to include both DHS Holding Company and DHS, unless the context otherwise requires. DHS is a consolidated entity of Delta.
At June 30, 2006 the Company owned 4,277,977 shares of the common stock of Amber Resources Company of Colorado (“Amber”), representing 91.68% of the outstanding common stock of Amber. Amber is a public company that owns undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
In late 2005 the Company transferred its ownership in approximately 64,000 net acres of non-operated interests in the Columbia River Basin to CRB Partners, LLC, which originally was a wholly-owned subsidiary (“CRBP”). These interests consist of the Company’s 1% overriding royalty interest convertible into a 15% back-in working interest after project payout. During the first quarter of 2006, we sold a 44% minority interest in CRBP. We have retained the majority ownership in, and are the manager of, CRBP. The non-Delta members of CRBP have certain limited consent rights with respect to, among other things, CRBP’s election to convert to a working

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(2) Nature of Organization, Continued
interest prior to actual project payout, disposition of its assets or effecting certain transactions outside the ordinary course of CRBP’s business. Further, our ownership in CRBP is subject to certain rights of first refusal and co-sale rights. The sole asset of CRBP is oil and gas properties contributed by Delta, and therefore, the sale of the minority interest in CRBP was accounted for as a disposal of oil and gas properties. This sale did not involve any of our operated 100% working interests in approximately 345,000 net acres in the Columbia River Basin.
On April 28, 2006, Castle Energy Corporation (“Castle”) shareholders approved the merger agreement between Delta and Castle. As of that date, Delta via its merger subsidiary DPCA LLC (“DPCA”), acquired Castle for a purchase price of $33.6 million comprised of 1.8 million net shares issued (8,500,000 shares issued net of 6,700,000 owned by Castle) valued at $31.2 million and $2.4 million of transaction costs. Delta obtained assets valued at $39.7 million which are comprised of cash, producing oil and gas properties located in Pennsylvania and West Virginia, and certain other assets. See Footnote 4 (“Oil and Gas Properties”).
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
(3) Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta, Amber, Piper, CRBP, PGR, DHS, DPCA and other subsidiaries with minimal net assets or activity (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation. As Amber is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods. The Company has no interests in any other unconsolidated entities nor does it have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Assets Held for Sale
Assets held for sale as of June 30, 2006 represent the Pennsylvania oil and gas properties acquired in the Castle Acquisition in April 2006 and certain non-operated East Texas interests that were sold subsequent to quarter-end (See Footnote 13 “Subsequent Events”). Although the Pennsylvania properties were not sold during the quarter ended June 30, 2006, an extraordinary gain was recorded during the quarter as required by Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) due to the Company’s plan to dispose of the acquired properties in the near term and the excess fair value of the assets acquired compared to the purchase price of the transaction. A true-up of the gain based on actual final proceeds from the sale will be recorded in the period the sale occurs (See Footnote 4 “Oil and Gas Properties”).
Assets held for sale as of December 31, 2005 represent the cost basis related to the 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin that were transferred during December 2005 to a newly created wholly owned subsidiary, CRBP. In January and March 2006, Delta sold a minority interest in CRBP to a small group of investors for aggregate proceeds of $32.8 million. As the sale involved unproved properties, no gain on the partial sale of CRBP could be recognized until all of the cost basis of CRBP had been recovered. Accordingly, the Company recorded a $13.0 million gain ($8.1 million net of tax) and an $11.2 million reduction to unproved oil and gas property during the first quarter of 2006 as a result of closing the transaction.
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
     Minority Interest
Minority interest represents the 50.6% (45% for Chesapeake Energy Corporation, 5.6% for DHS executive officers and management) investors of DHS at June 30, 2006 and December 31, 2005. Prior to forming DHS, the Company owned a 50% interest in Big Dog Drilling Co., LLC (“Big Dog”) and a 50% interest in Shark Trucking Co., LLC (“Shark”). The remaining net assets of Big Dog were ultimately acquired and, together with the interest previously owned, were contributed to DHS.
     Revenue Recognition
     Oil and gas
Revenues are recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of June 30, 2006 and December 31, 2005, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements except for an imbalance acquired during fiscal 2005 which was collected during the six months ended December 31, 2005.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Drilling and Trucking
We earn our contract drilling revenues under daywork arrangements. We recognize revenues on daywork contracts for the days completed based on the dayrate each contract specifies. The costs of drilling the Company’s own oil and gas properties are capitalized in oil and gas properties as the expenditures are incurred. Trucking and hauling revenues are recognized based on either an hourly rate or a fixed fee per mile depending on the type of vehicle, the services performed, and the contract terms.
     Property and Equipment
The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological or geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.
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
     Impairment of Long-Lived Assets
Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to developed properties for the three and six months ended June 30, 2006 and 2005. During the second half of 2006, we are continuing to develop certain properties on

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
which favorable or unfavorable results may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
For undeveloped properties, the need for an impairment is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to undeveloped properties for the three and six months ended June 30, 2006 and 2005.
     Goodwill
Goodwill represents the excess of the cost of the acquisitions by DHS of C&L Drilling in May 2006, Rooster Drilling in March 2006, and Chapman Trucking in November 2005 over the fair value of the assets and liabilities acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test will be performed at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2006 to June 30, 2006 (amounts in thousands):

Asset retirement obligation — January 1, 2006	$3,467
Accretion expense	97
Change in estimate	613
Obligations acquired	597
Obligations settled	—
Obligations on sold properties	(146)

Asset retirement obligation — June 30, 2006	4,628
Less: Current asset retirement obligation	(506)

Long-term asset retirement obligation	$4,122

In March 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), an interpretation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies the term “conditional asset retirement obligation” as it is used in SFAS No. 143. The Company applied the guidance of FIN 47 beginning July 1, 2005 resulting in no impact on its financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$4,210	$1,356	$18,015	$6,296

Other comprehensive income (transactions)
Unrealized gain on marketable securities, net of tax expense of zero, $458, zero and $458, respectively	—	304	—	50
Hedging losses reclassified to income upon settlement, net of tax benefit of $1,081, zero, $1,750, and zero, respectively	1,776	—	2,881	—
Change in fair value of derivative hedging instruments, net of tax benefit of $1,078, $3,722, $1,372 and $3,722, respectively	(1,769)	3,433	(2,254)	(6,134)

	7	3,737	627	(6,084)

Comprehensive income	$4,217	$5,093	$18,642	$212

     Financial Instruments
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. All transactions are accounted for in accordance with requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to realized gain (loss) on derivative instruments as the associated production occurs.
At June 30, 2006, the Company’s derivative contracts were primarily collars but included one put option contract. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production. Under a put option agreement, the Company receives the difference between the floor price and the index price only when the index price is below the floor price. The Company’s put options are settled in cash on a monthly basis. By entering into put option agreements, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the put must be purchased with cash at inception.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
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
During the quarter ended June 30, 2006, the Company entered into additional derivative contracts as denoted by the * in the table below.
The following table summarizes our open derivative contracts at June 30, 2006 and indicates those that qualify for hedge accounting and those that do not qualify for hedge accounting:

											Net Fair Value
			Price Floor /								Asset (Liability) at
Commodity	Volume		Price Ceiling				Term			Index	June 30, 2006
											(In thousands)
Contracts that qualify for hedge accounting
Crude oil	25,000	Bbls / month	$35.00	/		$61.80	July ’06	–	June ’07	NYMEX-WTI	$(4,436)
*Crude oil	75,000	Bbls / month	$65.00	/		$84.00	Jan ’07	–	Dec ’07	NYMEX-WTI	(941)
*Crude oil	25,000	Bbls / month	$65.00	/		$82.65	July ’07	–	Dec ’07	NYMEX-WTI	(187)
*Natural gas	5,000	MMBtu / day	$6.00	/		$8.60	Oct ’06	–	Dec ’06	CIG	146
*Natural gas	15,000	MMBtu / day	$6.00	/		$7.55	Apr ’07	–	June ’07	CIG	50
*Natural gas	15,000	MMBtu / day	$6.00	/		$8.45	July ’07	–	Sept ’07	CIG	67
*Natural gas	15,000	MMBtu / day	$7.00	/		$9.15	Oct ’07	–	Dec ’07	CIG	(172)

Contracts that do not qualify for hedge accounting
Natural gas	13,000	MMBtu / day	$5.00	/		$10.20	July ’06	–	June ’07	NYMEX-H HUB	(3,432)
*Natural gas	10,000	MMBtu / day	$7.00	/		$11.40	July ’07	–	Sept ’07	NYMEX-H HUB	(17)
*Natural gas	10,000	MMBtu / day	$7.00	/		$16.30	Oct ’07	–	Dec ’07	NYMEX-H HUB	(35)
*Natural gas	10,000	MMBtu / day	$7.50	/	$	N/A	July ’06	–	Sept ’06	CIG	1,353

											$(7,604)

The net fair value of the Company’s derivative instruments obligation was a liability of approximately $7.6 million at June 30, 2006 and $12.3 million on August 4, 2006.
The net realized losses from hedging activities recognized in the Company’s statements of operations were $2.9 million and $193,000 for the three months ended June 30, 2006 and 2005, respectively and $5.2 million and $537,000 for the six months ended June 30, 2006 and 2005, respectively. These losses are recorded as a decrease in revenues.
In April 2006, the Company purchased for $492,000 a natural gas put option with a CIG strike price of $7.50 per Mmbtu on 10,000 Mmbtu per day for July 2006 through September 2006. This derivative does not qualify for hedge accounting and accordingly changes in the contract’s fair value have been recorded on the consolidated balance sheet with a corresponding unrealized gain of approximately $861,000 recorded in the consolidated statement of operations.
     Stock Option Plans
Prior to July 1, 2005, the Company previously accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
In December 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees, in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective July 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $335,000 and $808,000, relating to employee provided services during the three and six months ended June 30, 2006, respectively.
     Non-Qualified Stock Options — Directors and Employees
On May 31, 2002, at the annual meeting of the shareholders, the shareholders ratified the Company’s 2002 Incentive Plan (the “Incentive Plan”) under which it reserved up to an additional 2,000,000 shares of common stock. This plan superseded the Company’s 1993 and 2001 Incentive Plans.
Incentive awards under the Incentive Plan may include non-qualified or incentive stock options, limited appreciation rights, tandem stock appreciation rights, phantom stock, stock bonuses or cash bonuses. Options issued to date under the Company’s various incentive plans have been non-qualified stock options as defined in such plans.
Exercise prices for options outstanding under the Company’s various plans as of June 30, 2006 ranged from $1.13 to $15.60 per share and the weighted-average remaining contractual life of those options was 4.92 years. These options have a stock based compensation value of approximately $958,000 and will be expensed during future periods through December 31, 2007. The Company has not issued stock options since the adoption of SFAS No. 123R, though it has the discretion to issue options again in the future. At June 30, 2006, the Company had 450,000 unvested options.
Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date prior to July 1, 2005, the Company’s net income for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	(In thousands, except per share amounts)
Net income	$1,356		$6,296
Equity compensation	87		172
SFAS No. 123R compensation effect	(620	) [1]	(2,528	) [1]

Net income after SFAS No. 123R implementation	$823		$3,940

Pro forma basic income per common share:	$.02		$.09

1	During the quarter ended December 31, 2004, the Company granted 420,000 options to officers and 98,000 options to directors to purchase shares of its common stock at an average price of $15.34 per share, which was the market price on the date of the grant. The officers’ options vest over a three year period and the directors’ options vested on March 15, 2005. The fair market value of each option granted was $10.07 and was calculated using a risk free rate of 4.60%, volatility factors of the expected market price of the Company’s common stock of 48.76% and an average expected life of 8.0 years. During the quarter ended December 31, 2004, the Company granted 318,000 options to employees to purchase 318,000 shares of its common stock at an average price of $15.29 per share. Certain options were granted below market price. For options granted below market price, the Company recorded an expense for the difference between the option price and the grant price. The employee options vest over a year period. The average fair market value of each option granted was $7.10 and was calculated using a risk free rate of 4.60%, volatility factors of the expected market price of the Company’s common stock of 48.76% and an average expected life of 3.2 years. During the quarter ended March 31, 2005, the Company granted 105,700 options to employees to purchase 105,700 shares of its common stock at an average price of $14.75 per share. The employee options vest over a year period. The average fair market value of each option granted was $7.49 and was calculated using a risk free rate of 4.65%, volatility factors of the expected market price of the Company’s common stock of 61.23% and an average expected life of 2.0 years. The SFAS No. 123R compensation effect is calculated based on the options’ vesting period and includes additional grants from other periods.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.
     Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, stock options, restricted stock and warrants. (See Footnote 10, “Earnings Per Share”).
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
     Recently Issued Accounting Pronouncement
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for our fiscal year commencing January 1, 2007. At this time, we have not completed our review and assessment of the impact on our financial statements of the adoption of FIN 48.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(4) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $11.4 million, at June 30, 2006. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
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
On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty-six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty-six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
We and Amber are among the current lessees of the thirty-six leases that are the subject of the ruling. The government has filed a motion for reconsideration of this ruling. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(4) Oil and Gas Properties, Continued
     Significant Acquisition — Pro-forma Statements of Operations
On April 28, 2006, Castle shareholders approved the merger agreement between Delta and Castle. As of that date, Delta via its merger subsidiary DPCA, acquired Castle for a purchase price of $33.6 million comprised of 1.8 million net shares issued (8,500,000 shares issued net of 6,700,000 owned by Castle) valued at $31.2 million and $2.4 million of transaction costs. Delta obtained assets valued at $39.7 million which are comprised of cash, producing oil and gas properties located in Pennsylvania and West Virginia, and certain other assets. Due to the excess fair value of the assets acquired compared to the purchase price of the transaction and in accordance with SFAS No. 141 when acquired assets are held for sale in the near term, Delta recorded a $6.1 million extraordinary gain ($9.6 million, net of $3.5 million of deferred taxes) during the quarter ended June 30, 2006. A true-up of the gain based on actual final proceeds from the sale will be recorded in the period the sale occurs (See Footnote 13, “Subsequent Events”).
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
The following unaudited pro forma condensed consolidated statements of operations assume that the Manti and Castle acquisitions occurred as of January 1, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share mounts)
Oil and gas sales	$45,971	$26,786	$87,679	$54,311
Net earnings from continuing operations	$(2,722)	$(200)	$11,092	$2,783

Net earnings from continuing operations per common share:
Basic	$(.05)	$—	$.21	$.06

Diluted	$(.05)	$—	$.21	$.06

The above unaudited pro forma condensed consolidated statements of operations, based on the historical producing property operating results of Manti, Castle and Delta, are not necessarily indicative of the results of operations if Delta would have acquired the properties at January 1, 2005.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(4) Oil and Gas Properties, Continued
     Fiscal 2006 — Dispositions
During December 2005, Delta transferred its ownership in approximately 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin to CRBP. In January and March 2006, Delta sold a combined 44% minority interest in CRBP. As the sale involved unproved properties, no gain on the partial sale of CRBP could be recognized until all of the cost basis of CRBP had been recovered. Accordingly, the Company recorded a $13.0 million gain, ($8.1 million net of tax) and an $11.2 million reduction to property during the first quarter of 2006 as a result of closing the transaction. As a result of the transaction, Delta now owns a net interest of just over 35,000 acres in the Columbia River Basin through its remaining ownership of CRBP and additional interests in 345,000 net acres in the Columbia River Basin from previous transactions.
In March 2006, the Company sold approximately 26% of PGR. This transaction involved both proved and unproved property interests and accordingly, to the extent the sale of PGR related to unproved properties, no gain could be recognized as all of the unproved cost basis was not yet recovered. The Company recorded a gain of $5.9 million, $3.7 million net of tax, and a $3.4 million offset to property during the first quarter of 2006 as a result of the transaction. The Company retained a 74% interest in PGR.
     Discontinued Operations
In accordance with SFAS No. 144, the results of operations and gain (loss) relating to the sale of the following property interests have been reflected as discontinued operations.
On September 2, 2005, the Company completed the sale of its Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. The Company recorded an after tax gain on sale of oil and gas properties of $10.2 million on net proceeds of approximately $28.9 million after normal closing adjustments. The net profit earned on these assets was zero for the three and six month periods ended June 30, 2006, and $825,000 and $1.6 million for the three and six month periods ended June 30, 2005, respectively.
On June 1, 2006, the Company completed the sale of certain properties located in Pointe Coupee Parish, Louisiana, for cash consideration of $8.9 million with an effective date of May 1, 2006. The transaction resulted in an after-tax gain on sale of oil and gas properties of $636,000. Income attributed to the operations of these oil and gas properties was approximately $261,000 and $372,000 for the three and six month periods ended June 30, 2006, respectively, and $825,000 and $1.4 million for the three and six month periods ended June 30, 2005, respectively, and are included in income from discontinued operations of properties sold in the consolidated statements of operations.
Included in the three and six months ended June 30, 2005 discontinued operations is a $280,000 loss from discontinued operations related to other insignificant properties.
     (5) DHS Drilling Operations
In January 2006, the Company purchased Rooster Drilling Company (“Rooster Drilling”) for 350,000 shares of Delta common stock valued at $8.3 million. Rooster Drilling owned one drilling rig, an Oilwell 66 with a depth capacity of 12,000 feet. Concurrent with the Company’s acquisition of Rooster Drilling, the Company and DHS entered into an operating agreement whereby DHS operated the rig (“Rig 15”) on behalf of the Company. In March 2006, the Company contributed Rooster Drilling (renamed “Hastings Drilling Company”) to DHS.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(5) DHS Drilling Operations, Continued
In March 2006, DHS purchased a Kremco 750G drilling rig for $4.75 million. The rig is a 500 horsepower rig with a depth rating of 10,000 feet. The rig commenced work in the Rocky Mountain region in June 2006.
In March 2006, DHS issued additional common stock to Delta, Chesapeake, and officers and management of DHS in exchange for assets, cash and notes as described below. The Company contributed Rooster Drilling and additional cash totaling $9.9 million to DHS in exchange for 2.7 million shares of DHS common stock. Chesapeake contributed approximately $9.0 million to DHS in exchange for 2.4 million shares of DHS common stock. Two executive officers purchased 150,000 shares each by execution and delivery of promissory notes for $549,000. An officer of DHS paid $33,000 for 9,000 shares of DHS common stock. Subsequent to these transactions there were 14.6 million shares of DHS common stock outstanding.
In May 2006, DHS acquired two rigs (“Rig 12” and “Rig 14”) and other certain assets in conjunction with the acquisition of C&L Drilling for a purchase price of approximately $16.7 million. Rigs 12 and 14 have depth ratings of 15,000 and 12,500 feet, respectively. The rigs are currently under contract to third party operators and working in California and Utah.
(6) Long Term Debt
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility, which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par, and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was not in default (as defined in the indenture) under the indenture as of June 30, 2006. (See Footnote 11, “Guarantor Financial Information”). The fair value of the Company’s senior notes at June 30, 2006 was $139.5 million.
     Credit Facility
During the quarter ended June 30, 2006, the Company’s borrowing base was increased to $120.0 million. At June 30, 2006, the $200.0 million credit facility had $74.0 million outstanding. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The Libor and prime rates at June 30, 2006 approximated 7.04% and 8.75%, respectively. The loan is collateralized by substantially all of our oil and gas properties. The Company is required to meet certain financial covenants which include a current ratio of 1 to 1 (adjusted for availability under the facility and excluding current derivative instruments) and a consolidated debt to adjusted EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) ratio of less than 3.5 to 1. At June 30, 2006, the Company was in compliance with its quarterly debt covenants and restrictions.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(6) Long Term Debt, Continued
     Credit Facility — DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A. Proceeds from the $75.0 million initial draw were used to pay off the previously outstanding term loan, complete the acquisition of C&L Drilling, finance additional capital expenditures and pay transaction expenses. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.00 to 1.00 (increasing to 4.50 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007, and increasing again to 5.00 to 1.00 for the fiscal quarters ending March 31, 2008 and thereafter). Financing fees of $2.3 million were incurred in conjunction with the facility and will be amortized over the life of the loan. The facility has a $25 million mandatory delayed draw feature which expires in May 2007 and on which DHS pays commitment fees until drawn. The facility matures on May 4, 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year. The facility is non-recourse to Delta.
     Term Loan — DHS
On May 4, 2006, DHS used proceeds from the JP Morgan credit facility to pay off the remaining balance of the previously outstanding term loan of approximately $41.0 million and prepayment penalties of approximately $820,000. In addition, $431,000 of unamortized deferred financing costs associated with the repaid term loan were written-off during the quarter.
     Five Year Maturities of Long-Term Debt
Borrowing availability under the Delta bank credit facility at June 30, 2006 was $46.0 million and $25.0 million under the DHS facility. Maturities of long-term debt, in thousands of dollars based on contractual terms, are as follows:

YEAR ENDING June 30,
2007	$750
2008	15,790
2009	85,734
2010	10,277
2011	10,585
Thereafter	175,864

$299,000

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(7) Commitments and Contingencies
On June 16, 2006 we received a subpoena from the U.S. Attorney for the Southern District of New York requesting records from 1996 to the present relating to our granting of stock options. On June 28, 2006 the Securities and Exchange Commission asked for our voluntary cooperation in connection with the staff’s informal inquiry into our stock option grants and stock option practices. We believe that these inquiries are the result of having been identified in a third party report dated May 16, 2006 as statistically being at risk for possibly backdating option grants to executive officers. On May 22, 2006, in response to the third party report, our Board of Directors created a special committee comprised of independent directors to conduct an independent review of our historical stock option practices and related accounting as they pertain to possible backdating of options. The special committee is being assisted by independent legal counsel and advisors. The independent counsel reported its findings to the special committee on August 4, 2006. Results of the independent counsel’s investigation will be provided to the U.S. Attorney in the Southern District of New York and the local office of the Securities and Exchange Commission in Denver, Colorado.
(8) Stockholders’ Equity
     Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of June 30, 2006 and December 31, 2005, no preferred stock was issued. As part of the reincorporation on January 31, 2006, the Company reduced the par value of the preferred stock from $.10 per share to $.01 per share.
     Common Stock
In January 2006, the Company purchased Rooster Drilling for 350,000 shares of Delta common stock valued at $8.3 million based on the value of the stock when the transaction closed (See Footnote 5 “DHS Drilling Operations”).
On February 1, 2006, the Company acquired a 65% working interest in approximately 88,000 gross acres in the central Utah hingeline play from Armstrong Resources, LLC for 673,401 shares and $24.0 million in cash. The shares of the Company’s common stock were valued at $16.1 million using the average five-day closing price before and after the terms of the agreement were agreed upon and announced. The total purchase price of $40.1 million was allocated to unproved undeveloped properties.
On February 1, 2006, the Company received net proceeds of $33.9 million from a public offering of 1.5 million shares of the Company’s common stock.
On April 28, 2006, Castle shareholders approved the merger agreement between Delta and Castle as announced on November 8, 2005. Delta, via its merger subsidiary DPCA, acquired Castle which held 6,700,000 shares of Delta, and issued 8,500,000 shares of its common stock to Castle’s stockholders, for a net issuance of 1,800,000 shares of common stock. The shares of the Company’s common stock were valued at $31.2 million using the average five-day closing price before and after the terms of the agreement were agreed upon and announced.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(9) Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax benefit attributable to income from continuing operations was $1.7 million, $3.3 million, and $3.3 million, for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2005, respectively, and income tax expense of $6.6 million for the six months ended June 30, 2006.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2006 and December 31, 2005. The valuation allowance at June 30, 2006 and December 31, 2005 relates primarily to a subsidiary’s net operating loss that cannot be used to reduce taxable income generated by other members of the consolidated tax group and a deferred tax asset generated by a subsidiary that is not consolidated for tax purposes and does not have a history of earnings. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.
At December 31, 2005, the Company had net operating loss carryforwards of approximately $57.7 million, which expire between 2006 and 2025.
(10) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income per share — income available to common stockholders	$4,210	$1,356	$18,015	$6,296

Denominator:
Denominator for basic income per share — weighted average shares outstanding	52,371	41,652	51,037	41,517
Effect of dilutive securities and stock options	1,357	1,510	1,444	1,634

Denominator for diluted income per common share	53,728	43,162	52,481	43,151

Basic income per common share	$.08	$.03	$.35	$.15

Diluted income per common share	$.08	$.03	$.34	$.15

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information
Delta issued 7% Senior Notes (“Notes”) on March 15, 2005, for the aggregate amount of $150.0 million, which pay interest semiannually on April 1st and October 1st and mature in 2015. The net proceeds were used to refinance debt outstanding under the Company’s credit facility. The Notes are guaranteed by Piper Petroleum Company and certain other 100% owned subsidiaries of the Company at the time of the Bond Offering (“Guarantors”). The Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantee the performance and payment when due of all the obligations under the Notes. Big Dog, Shark, DHS, CRBP, PGR, DPCA and Amber (“Non-guarantors”) are not guarantors of the indebtedness under the Notes.
The following financial information sets forth the Company’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 (in thousands).
Condensed Consolidated Balance Sheet
June 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$33,428	$21,047	$27,160	$—	$81,635

Property and equipment:
Oil and gas properties	655,974	6,895	51,638	(5,081)	709,426
Drilling rigs and trucks	595	—	114,989	—	115,584
Other	14,184	4,453	1,055	—	19,692

Total property and equipment	670,753	11,348	167,682	(5,081)	844,702

Accumulated DD&A	(79,918)	(1,171)	(9,804)	—	(90,893)

Net property and equipment	590,835	10,177	157,878	(5,081)	753,809

Investment in subsidiaries	79,862	—	—	(79,862)	—
Other long-term assets	3,270	2,189	9,918	—	15,377

Total assets	$707,395	$33,413	$194,956	$(84,943)	$850,821

Current liabilities	$70,093	$1,304	$8,149	$—	$79,546

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	223,569	1,557	83,056	—	308,182
Asset retirement obligation	3,766	353	3	—	4,122

Total long-term liabilities	227,335	1,910	83,059	—	312,304

Minority interest	25,514	—	—	—	25,514

Stockholders’ equity	384,453	30,199	103,748	(84,943)	433,457

Total liabilities and stockholders’ equity	$707,395	$33,413	$194,956	$(84,943)	$850,821

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$50,518	$657	$10,414	$—	$61,589

Property and equipment:
Oil and gas properties	554,414	6,838	48,053	(3,496)	605,809
Drilling rigs and trucks	—	—	64,129	—	64,129
Other	12,266	—	543	—	12,809

Total property and equipment	566,680	6,838	112,725	(3,496)	682,747

Accumulated DD&A	(56,733)	(1,088)	(3,772)	—	(61,593)

Net property and equipment	509,947	5,750	108,953	(3,496)	621,154

Investment in subsidiaries	(4,295)	—	—	4,295	—
Other long-term assets	8,027	—	2,623	—	10,650

Total assets	$564,197	$6,407	$121,990	$799	$693,393

Current liabilities	$92,426	$188	$14,158	$—	$106,772

Long-term liabilities
Long-term debt, derivative instruments, and other	218,304	—	29,364	—	247,668
Asset retirement obligation	2,975	25	2	—	3,002

Total long-term liabilities	221,279	25	29,366	—	250,670

Minority interest	15,496	—	—	—	15,496

Stockholders’ equity	234,996	6,194	78,466	799	320,455

Total liabilities and stockholders’ equity	$564,197	$6,407	$121,990	$799	$693,393

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$31,383	$802	$20,036	$(6,460)	$45,761

Operating expenses:
Oil and gas expenses	7,606	152	249	—	8,007
Depreciation and depletion	14,513	110	4,026	—	18,649
Exploration expense	1,493	—	—	—	1,493
Drilling and trucking operations	—	—	11,031	(3,441)	7,590
Dry hole, abandonment and impaired	46	—	—	—	46
General and administrative	7,967	150	668	—	8,785

Total expenses	31,625	412	15,974	(3,441)	44,570

Operating income (loss)	(242)	390	4,062	(3,019)	1,191

Other income and (expenses)	(2,572)	1	(2,743)	(328)	(5,642)
Income tax benefit	1,689	—	—	—	1,689
Income from discontinued operations, net of tax	261	—	—	—	261
Gain on sale of discontinued operations, net of tax	636	—	—	—	636
Extraordinary gain, net of tax	—	6,075	—	—	6,075

Net income (loss)	$(228)	$6,466	$1,319	$(3,347)	$4,210

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$23,349	$347	$2,960	$(796)	$25,860

Operating expenses:
Oil and gas expenses	6,229	122	—	—	6,351
Depreciation and depletion	7,939	38	839	—	8,816
Exploration expense	3,209	—	—	—	3,209
Drilling and trucking operations	—	—	2,236	(656)	1,580
Dry hole, abandonment and impaired	79	—	—	—	79
General and administrative	4,849	3	513	—	5,365

Total expenses	22,305	163	3,588	(656)	25,400

Operating income (loss)	1,044	184	(628)	(140)	460

Other income and (expenses)	(3,091)	3	7	(718)	(3,799)
Income tax benefit	3,325	—	—	—	3,325
Discontinued operations, net of tax	1,370	—	—	—	1,370

Net income (loss)	$2,648	$187	$(621)	$(858)	$1,356

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$61,524	$1,342	$34,609	$(10,636)	$86,839

Operating expenses:
Oil and gas expenses	15,922	242	277	—	16,441
Depreciation and depletion	27,525	152	6,520	—	34,197
Exploration expense	2,173	—	3	—	2,176
Drilling and trucking operations	—	—	19,048	(5,555)	13,493
Dry hole, abandonment and impaired	1,386	—	—	—	1,386
General and administrative	15,404	167	1,625	—	17,196

Total expenses	62,410	561	27,473	(5,555)	84,889

Operating income (loss)	(886)	781	7,136	(5,081)	1,950

Other income and (expenses)	20,324	2	(3,899)	(859)	15,568
Income tax expense	(6,586)	—	—	—	(6,586)
Income from discontinued operations, net of tax	372	—	—	—	372
Gain on sale of discontinued operations, net of tax	636	—	—	—	636
Extraordinary gain, net of tax	—	6,075	—	—	6,075

Net income (loss)	$13,860	$6,858	$3,237	$(5,940)	$18,015

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$45,083	$712	$5,292	$(796)	$50,291

Operating expenses:
Oil and gas expenses	11,491	265	—	—	11,756
Depreciation and depletion	12,832	81	1,139	—	14,052
Exploration expense	4,872	—	—	—	4,872
Drilling and trucking operations	—	—	4,248	(656)	3,592
Dry hole, abandonment and impaired	98	—	—	—	98
General and administrative	9,217	13	749	—	9,979

Total expenses	38,510	359	6,136	(656)	44,349

Operating income (loss)	6,573	353	(844)	(140)	5,942

Other income and expenses	(5,409)	28	3	(315)	(5,693)
Income tax benefit	3,325	—	—	—	3,325
Discontinued operations, net of tax	2,722	—	—	—	2,722

Net income (loss)	$7,211	$381	$(841)	$(455)	$6,296

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$22,857	$(340)	$6,181	$28,698
Investing activities	(73,502)	21,810	(46,271)	(97,963)
Financing activities	51,239	(19,261)	51,565	83,543

Net increase (decrease) in cash and cash equivalents	594	2,209	11,475	14,278

Cash at beginning of the period	1,949	216	3,354	5,519

Cash at the end of the period	$2,543	$2,425	$14,829	$19,797

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2005

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$17,699	$129	$7,985	$25,813
Investing activities	(129,652)	(244)	(20,766)	(150,662)
Financing activities	112,906	77	12,721	125,704

Net increase (decrease) in cash and cash equivalents	953	(38)	(60)	855

Cash at beginning of the period	1,079	234	73	1,386

Cash at the end of the period	$2,032	$196	$13	$2,241

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(12) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”), and drilling operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and six months ended June 30, 2006 and 2005:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
Three Months Ended June 30, 2006
Revenues from external customers	$22,193	$23,568	$—	$45,761
Inter-segment revenues	—	6,460	(6,460)	—

Total revenues	$22,193	$30,027	$(6,460)	$45,761

Operating income (loss)	$430	$3,779	$(3,018)	$1,191

Other expense[1]	(2,571)	(2,743)	(328)	(5,642)

Income (loss) from continuing operations, before tax	$(2,141)	$1,036	$(3,346)	$(4,451)

Three Months Ended June 30, 2005
Revenues from external customers	$23,696	$2,164	$—	$25,860
Inter-segment revenues	—	797	(797)	—

Total revenues	$23,696	$2,961	$(797)	$25,860

Operating income (loss)	$1,201	$(600)	$(141)	$460

Other income and (expense)[1]	(4,105)	7	299	(3,799)

Income (loss) from continuing operations, before tax	$(2,994)	$(593)	$158	$(3,339)

Six Months Ended June 30, 2006
Revenues from external customers	$53,157	$33,682	$—	$86,839
Inter-segment revenues	—	10,637	(10,637)	—

Total revenues	$53,157	$44,319	$(10,637)	$86,839

Operating income (loss)	$427	$6,604	$(5,081)	$1,950

Other income and (expense)[1]	20,326	(3,899)	(859)	15,568

Income (loss) from continuing operations, before tax	$20,753	$2,705	$(5,940)	$17,518

Six Months Ended June 30, 2005
Revenues from external customers	$45,795	$4,496	$—	$50,291
Inter-segment revenues	—	797	(797)	—

Total revenues	$45,795	$5,293	$(797)	$50,291

Operating income (loss)	$11,534	$(5,451)	$(141)	$5,942

Other income and (expense)[1]	(6,393)	(2)	702	(5,693)

Income (loss) from continuing operations, before tax	$5,141	$(5,453)	$561	$249

1	Includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(Unaudited)
(13) Subsequent Events
On July 19, 2006, DHS purchased Rig 17 for $7.25 million from Delta. Delta acquired the rig for the same price on the same day from Edward Mike Davis. The rig is a National 55, 1,000 hp, with a 12,500 foot depth capacity.
During August 2006, Delta entered into a purchase and sale agreement to sell certain east Texas oil and gas properties. The transaction is expected to close during August 2006.
During August 2006, Delta entered into a purchase and sale agreement to sell the Pennsylvania properties acquired in the Castle merger in April 2006. The transaction is expected to close during August 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; expected results or benefits associated with recent acquisitions; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); our expectation that we will have adequate cash from operations and credit facility borrowings to meet future debt service, capital expenditure and working capital requirements in fiscal year 2006; nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” in our Form 10-KT for the period ended December 31, 2005, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both crude oil and natural gas;
•	the timing, effects and success of our acquisitions, dispositions and exploration development activities;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;
•	timing, amount, and marketability of production;
•	third party curtailment, processing plant or pipeline capacity constraints beyond the Company’s control;
•	our ability to find, acquire, market, develop and produce new properties;
•	plans with respect to divestiture of oil and gas properties;
•	effectiveness of management strategies and decisions;
•	the strength and financial resources of our competitors;

•	climatic conditions;
•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and
•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids.
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
Quarter Ended June 30, 2006 Accomplishments
•	On April 28, 2006 we closed the previously announced Castle merger by issuing 1,800,000 net shares of common stock valued at $31.2 million and receiving assets valued at $39.7 million. We recorded a $6.1 million extraordinary gain in conjunction with the transaction.
•	Our production from continuing operations increased 22% to 4.25 Mmcfe, compared to 3.49 Mmcfe for the comparable prior year quarter and increased 18% to 8.25 Mmcfe, compared to 6.97 Mmcfe for the comparable prior year six month period.
•	In May 2006, DHS acquired two rigs with the acquisition of C&L Drilling for $16.7 million, increasing the total number of DHS rigs to 15 at quarter-end.
•	We increased our financial flexibility, by adding $45.0 million to our JP Morgan credit facility borrowing base during the quarter.
•	DHS increased its financial flexibility with the refinancing of its debt with a new borrowing base of $100.0 million.
The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2006 and 2005. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.
Results of Operations
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
Net Income. Net income increased $2.9 million to $4.2 million or $.08 per diluted common share for the three months ended June 30, 2006, from income of $1.4 million or $.03 per diluted common share for the comparable period a year earlier. Loss from continuing operations increased $2.7 million from a loss of $14,000 for the three months ended June 30, 2005 to a loss of $2.8 million for the three months ended June 30, 2006 due primarily to increased interest and financing costs and general and administrative expense partially offset by improved oil and gas and drilling operations. In addition, during the quarter ended June 30, 2006, an extraordinary gain of $9.6 million, net of $3.5 million of deferred taxes, was recorded in conjunction with the closing of the Castle merger.
Oil and Gas Sales. During the three months ended June 30, 2006, oil and natural gas revenue from continuing operations increased 49% to $35.7 million, as compared to $23.9 million for the comparable period a year earlier. The increase was the result of a 34% increase in average onshore oil price received during the three months ended June 30, 2006 of $67.79 per Bbl compared to $50.49 per Bbl for the year earlier period, a 39% increase in offshore oil price received of $53.73 per Bbl during the three months ended June 30, 2006 compared to $38.55 for the year earlier period, and a 22% increase in average daily production over the comparable prior year period.

Net realized losses from hedging activities were $2.9 million and $193,000 for the three months ended June 30, 2006 and 2005, respectively. These losses are recorded as a decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended June 30, 2006 increased to $12.9 million compared to $2.2 million for the year earlier period. The increase is the result of the increase from three to 14 rigs in operation by DHS. Drilling revenue is earned under day-work contracts where we provide a drilling rig with required personnel to our third party customers, who supervise the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is in use. During the mobilization period we typically earn a fixed rate per day of revenue based on the mobilization rate stated in the contract. Drilling revenues earned on wells drilled for Delta have been eliminated through consolidation.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006		2005
	Onshore	Offshore	Onshore	Offshore
Production — Continuing Operations:
Oil (MBbl)	305	38	209	39
Gas (MMcf)	2,191	—	2,002	—
Production — Discontinued Operations:
Oil (MBbl)	11	—	23	—
Gas (MMcf)	—	—	228	—
Average Price — Continuing Operations:
Oil (per barrel)	$67.79	$53.73	$50.49	$38.55
Gas (per Mcf)	$5.91	$—	$5.92	$—

Costs per Mcfe
Hedge effect	$(.67)	$—	$(.06)	$—
Lease operating expense	$1.21	$3.78	$1.08	$4.71
Production taxes	$.51	$.06	$.40	$.66
Transportation costs	$.04	$—	$.09	$—
Depletion expense	$3.50	$.82	$2.32	$.81
Lease Operating Expense. Lease operating expenses for the three months ended June 30, 2006 were $5.8 million compared to $4.6 million for the year earlier period. Lease operating expense increased due to our 22% increase in production and due to increased per unit costs. Lease operating expense from continuing operations for onshore properties for the three months ended June 30, 2006 was $1.21 per Mcfe as compared to $1.08 per Mcfe for the year earlier period. Lease operating expense from continuing operations for offshore properties was $3.78 per Mcfe for the three months ended June 30, 2006 and $4.71 per Mcfe for the year earlier period. This increase in per unit lease operating expenses can be attributed to an increase in the percentage of production from wells owned in the Gulf Coast region, which cost, on average more to produce than those in our other regions. In addition, lease operating costs have increased due to generally rising field costs associated with the increased demand for services during the current period of higher commodity prices.
Depreciation, Depletion and Amortization — oil and gas. Depreciation, depletion and amortization expense — oil and gas increased 84% to $14.7 million for the three months ended June 30 2006, as compared to $8.0 million for the year earlier period. Our onshore depletion rate increased to $3.50 per Mcfe for the three months ended June 30, 2006 from $2.32 per Mcfe for the year earlier period. Our depletion rate increase is due to our focus on deep, multi-stage completion projects in which the majority of our well costs are depleted over initially completed zones and also due to higher development costs on our Gulf Coast properties.

Depreciation and Amortization — drilling and trucking. Depreciation and amortization expense — drilling and trucking increased to $3.9 million for the three months ended June 30, 2006, as compared to $839,000 for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the three months ended June 30, 2006 were $1.5 million compared to $3.2 million for the year earlier period. Current year activities include activities in our Columbia River Basin, Grand County, Utah and Newton County, Texas projects. Exploration costs in 2005 were primarily related to Newton seismic data which has now been analyzed and on which test wells are anticipated to be drilled in 2006.
Dry Hole Costs. We incurred dry hole costs of approximately $46,000 for the three months ended June 30, 2006 compared to $79,000 for the same period a year ago. Our dry hole costs during 2005 were primarily comprised of two exploratory projects, one in Utah County, Utah and the other in Montrose County, Colorado.
Drilling and Trucking Operations. Drilling expenses increased to $7.6 million for the three months ended June 30, 2006 compared to $1.6 million for the year earlier period. This increase can be attributed to the increase in utilization from additional rigs and increased wages for rig hands.
General and Administrative Expense. General and administrative expense increased 64% to $8.8 million for the three months ended June 30, 2006, as compared to $5.4 million for the year earlier period. The increase in general and administrative expenses is primarily attributed to the adoption of SFAS No. 123R, increased professional fees (including increased legal fees due to the option inquiry), our 60% increase in technical and administrative staff and related personnel costs and the expansion of our office facility.
In December, 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, requiring us to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the income statement. The cost of share based payments is recognized over the period the employee provides service. We recognized non-cash compensation expense related to stock options of approximately $335,000 relating to employee provided services during the quarter ended June 30, 2006. In addition, we issued unvested stock to officers, directors and employees as additional compensation. Unvested stock grants are valued at the closing price on the date issued and expensed as they vest, usually over a three year period. We also recorded $724,000 of non-cash unvested stock compensation expense for the three months ended June 30, 2006.
Unrealized Gains on Derivative Contracts, Net. During the three months ended September 30, 2005, our existing NYMEX gas derivative contracts became ineffective and no longer qualified for hedge accounting. During the quarter ended June 30, 2006, we entered into additional NYMEX gas derivative contracts and a CIG put contract which do not qualify for hedge accounting. Hedge ineffectiveness results from different changes in the derivative contract terms and the physical location, grade and quality of our physical oil and natural gas production. The changes in fair value of our ineffective derivatives are reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. Gas prices declined during the quarter and as a result, we recognized a $1.8 million non-cash gain in our statement of operations during the three months ended June 30, 2006 compared to a $330,000 loss in the year earlier period. As commodity prices fluctuate, we will record our ineffective derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations. Our oil derivative contracts and certain CIG gas derivative contracts continue to qualify for hedge accounting.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from Big Dog and Shark in the three months ended June 30, 2005 and from DHS in the three months ended June 30, 2006. Minority interest expense increased from a benefit in 2005 to an expense in 2006 as DHS earned a profit in 2006, but a loss in 2005.
Interest and Financing Costs. Interest and financing costs increased 105% to $7.4 million for the three months ended June 30, 2006, as compared to $3.6 million for the year earlier period. The increase is primarily related to higher interest rates and the increased long term debt balance related to the DHS credit facility. In addition, DHS incurred a pre-payment penalty of $820,000 and wrote-off deferred financing costs of $431,000 to pay-off the Guggenheim term loan during the second quarter.
Income Tax Expense. Prior to the quarter ended June 30, 2005, the Company applied a full valuation allowance on its deferred tax assets; however, during the three months ended June 30, 2005, the valuation allowance was reduced and an income tax benefit was recorded. During the three months ended June 30, 2006, an income tax benefit of $1.7 million was recorded for continuing operations at an effective tax rate of 37.96%.
Discontinued Operations. Discontinued operations during the three months ended June 30, 2006 and 2005 related to Frisco Field and Deerlick Field which were sold in June 2006 and September 2005, respectively. Income from discontinued operations for the three months ended June 30, 2006 was related to the Frisco Field in the amount of $897,000, a decrease of $473,000 over the year earlier period, which included both Frisco and Deerlick.
Extraordinary Gain. The Company recorded a $6.1 million extraordinary gain related to the Castle acquisition which closed in April 2006. Although the Pennsylvania properties were not sold during the quarter ended June 30, 2006, an extraordinary gain was recorded during the quarter as required by Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). A true-up of the gain based on actual final proceeds from the sale will be recorded in the period the sale occurs.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Income. Net income increased $11.7 million to $18.0 million or $.34 per diluted common share for the six months ended June 30, 2006, from income of $6.3 million or $.15 per diluted common share for the comparable period a year earlier. Income from continuing operations increased $7.4 million from $3.6 million for the six months ended June 30, 2005 to $10.9 million for the six months ended June 30, 2006 due primarily to the $13.0 million gain on the sale of membership interests in CRBP, the $5.9 million gain related to the sale of membership interests in PGR, and a $4.6 million increase in net realized and unrealized gains and losses on derivative instruments, partially offset by higher depreciation, depletion and amortization expense, general and administrative expense, interest expense, and income tax expense. Income from discontinued operations for the six months ended June 30, 2006 was approximately $1.0 million, a decrease of $1.7 million from the year earlier period. In the six months ended June 30, 2006, an extraordinary gain of $6.1 million was recorded in conjunction with the closing of the Castle merger.
Oil and Gas Sales. During the six months ended June 30, 2006, oil and natural gas revenue from continuing operations increased 49% to $69.0 million, as compared to $46.3 million for the comparable period a year earlier. The increase was the result of an average onshore gas price received during the six months ended June 30, 2006 of $6.22 per Mcf compared to $5.72 per Mcf for the year earlier period, an increase in average onshore oil price received during the six months ended June 30, 2006 of $64.28 per Bbl compared to $49.18 per Bbl for the year earlier period, an increase in offshore oil price received of $50.82 per Bbl during the six months ended June 30, 2006 compared to $35.84 for the year earlier period, and a 18% increase in average daily production over the comparable prior year period.
Net realized losses from hedging activities were $5.2 million and $537,000 for the six months ended June 30, 2006 and 2005, respectively. These losses are recorded as a decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the six months ended June 30, 2006 increased to $23.0 million compared to $4.5 million for the year earlier period. The increase is the result of the increase from three to 14 rigs in operation by DHS.

Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the six months ended June 30, 2006 and 2005 are as follows:

	Six months Ended June 30,
	2006		2005
	Onshore	Offshore	Onshore	Offshore
Production — Continuing Operations:
Oil (MBbl)	614	85	425	81
Gas (MMcf)	4,064	—	3,931	—
Production — Discontinued Operations:
Oil (MBbl)	21	—	43	—
Gas (MMcf)	—	—	447	—
Average Price — Continuing Operations:
Oil (per barrel)	$64.28	$50.82	$49.18	$35.84
Gas (per Mcf)	$6.22	$—	$5.72	$—

Costs per Mcfe
Hedge effect	$(.63)	$—	$(.08)	$—
Lease operating expense	$1.25	$4.08	$1.01	$4.22
Production taxes	$.50	$.05	$.40	$.35
Transportation costs	$.10	$—	$.06	$—
Depletion expense	$3.42	$.81	$1.87	$.79
Lease Operating Expense. Lease operating expenses for the six months ended June 30, 2006 were $11.8 million compared to $8.6 million for the year earlier period. Lease operating expense increased due to our 18% increase in production and due to increased per unit costs. Lease operating expense from continuing operations for onshore properties for the six months ended June 30, 2006 was $1.25 per Mcfe as compared to $1.01 per Mcfe for the year earlier period. Lease operating expense from continuing operations for offshore properties was $4.08 per Mcfe for the six months ended June 30, 2006 and $4.22 per Mcfe for the year earlier period. This increase in per unit lease operating expenses can be attributed to an increase in the percentage of production from wells owned in the Gulf Coast region, which cost, on average more to produce than those in our other regions. In addition, lease operating costs have increased due to generally rising field costs associated with the increased demand for services during the current period of higher commodity prices.
Depreciation, Depletion and Amortization — oil and gas. Depreciation, depletion and amortization expense — oil and gas increased 115% to $27.7 million for the six months ended June 30 2006, as compared to $12.9 million for the year earlier period. Our onshore depletion rate increased to $3.42 per Mcfe for the six months ended June 30, 2006 from $1.87 per Mcfe for the year earlier period. Our depletion rate increase is due to our focus on deep, multi-stage completion projects in which the majority of our well costs are depleted over initially completed zones and also due to higher development costs on our Gulf Coast properties.
Depreciation and Amortization — drilling and trucking. Depreciation and amortization expense — drilling increased to $6.5 million for the six months ended June 30, 2006, as compared to $1.1 million for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the six months ended June 30, 2006 were $2.2 million compared to $4.9 million for the year earlier period. Current year activities include activities in our Columbia River Basin, Grand County, Utah and Newton County, Texas projects. Exploration costs in 2005 were primarily related to Newton seismic data which has now been analyzed and on which test wells will be drilled in 2006.

Dry Hole Costs. We incurred dry hole costs of approximately $1.4 million for the six months ended June 30, 2006 compared to $98,000 for the same period a year ago. Our dry hole costs during 2005 were primarily comprised of two exploratory projects, one in Utah County, Utah and the other in Montrose County, Colorado. Dry hole costs for the six months ended June 30, 2006 related primarily to three exploratory projects, one in Orange County, California, one in Texas, and one in Utah.
Drilling and Trucking Operations. Drilling expenses increased to $13.5 million for the six months ended June 30, 2006 compared to $3.6 million for the year earlier period. This increase can be attributed to the increase in utilization from additional rigs and increased wages for rig hands.
General and Administrative Expense. General and administrative expense increased 72% to $17.2 million for the six months ended June 30, 2006, as compared to $10.0 million for the year earlier period. The increase in general and administrative expenses is primarily attributed to the adoption of SFAS No. 123R, increased professional fees (including increased legal fees due to the option inquiry), our 60% increase in technical and administrative staff and related personnel costs and the expansion of our office facility. In addition, $1.3 million of the increase related to DHS and Castle general and administrative expense. DHS general and administrative expense has increased with added headcount for DHS growth during the past year and Castle was acquired in April 2006.
In December, 2004, SFAS No. 123R was issued, requiring us to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the income statement. The cost of share based payments is recognized over the period the employee provides service. We recognized non-cash compensation expense related to stock options of approximately $808,000 relating to employee provided services during the six months ended June 30, 2006. In addition, we issued unvested stock to officers, directors and employees as additional compensation. Unvested stock grants are valued at the closing price on the date issued and expensed as they vest, usually over a three year period. We also recorded $1.3 million of non-cash unvested stock compensation expense for the six months ended June 30, 2006.
Gain on Sale of Oil and Gas Properties. During December 2005, Delta transferred its ownership in approximately 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin to CRBP. In January and March 2006, Delta sold a combined 44% minority interest in CRBP. As the sale involved unproved properties, no gain on the partial sale of CRBP could be recognized until all of the cost basis of CRBP had been recovered. Accordingly, the Company recorded a $13.0 million gain ($8.1 million net of tax) and an $11.2 million reduction to property during the first quarter of 2006 as a result of closing the transaction. As a result of the transaction, Delta now owns a net interest of just over 35,000 acres in the Columbia River Basin through its remaining ownership of CRBP and additional direct 100% interest in 345,000 net acres in the Columbia River Basin from previous transactions.
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
Unrealized Gain (Loss) on Derivative Contracts, Net. During the six months ended September 30, 2005, our existing NYMEX gas derivative contracts became ineffective and no longer qualified for hedge accounting. During the quarter ended June 30, 2006, we entered into additional NYMEX gas derivative contracts and a CIG put contract which do not qualify for hedge accounting. Hedge ineffectiveness results from different changes in the derivative contract terms and the physical location, grade and quality of our physical oil and natural gas production. The changes in fair value of our ineffective derivatives are reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. Gas prices declined following December 31, 2005 and as a result, we recognized a $9.0 million non-cash gain in our statement of operations during the six months ended June 30, 2006 compared to a $330,000 loss in the year earlier period. As commodity prices fluctuate, we will record our ineffective derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations. Our oil derivative contracts and certain CIG gas derivative contracts continue to qualify for hedge accounting.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from Big Dog and Shark in the three months ended June 30, 2005 and from DHS in the six months ended June 30, 2006. Minority interest expense increased from a benefit in 2005 to an expense in 2006 as DHS earned a profit in 2006, but a loss in 2005.
Interest and Financing Costs. Interest and financing costs increased 125% to $12.8 million for the six months ended June 30, 2006, as compared to $5.7 million for the year earlier period. The increase is primarily related to the increase in the average amount outstanding under our credit facility, higher interest rates and the increased long term debt balance related to the DHS credit facility. In addition, DHS incurred a pre-payment penalty of $820,000 and wrote-off deferred financing costs of $431,000 to pay-off the Guggenheim term loan.
Income Tax Expense. Prior to the quarter ended June 30, 2005, the Company applied a full valuation allowance on its deferred tax assets; however, during the six months ended June 30, 2005, the valuation allowance was reduced and an income tax benefit was recorded for $3.3 million. During the six months ended June 30, 2006, an income tax provision of $6.6 million was recorded for continuing operations at an effective tax rate of 37.6%.
Discontinued Operations. Discontinued operations during the three months ended June 30, 2005 and 2006 related to Frisco Field and Deerlick Field which were sold in June 2006 and September 2005, respectively. Income from discontinued operations for the six months ended June 30, 2006 in the amount of approximately $1.0 million was related to the Frisco Field, a decrease of $1.7 million over the year earlier period, which included both Frisco and Deerlick.
Extraordinary Gain. The Company recorded a $6.1 million extraordinary gain ($9.6 million, net of $3.5 million tax) related to the Castle acquisition which closed in April 2006. Although the Pennsylvania properties were not sold during the quarter ended June 30, 2006, an extraordinary gain was recorded during the quarter as required by SFAS No. 141. A true-up of the gain based on actual final proceeds from the sale will be recorded in the period the sale occurs.
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, through cash provided by operating activities and sales of oil and gas properties, and through borrowings under our credit facility.
During the six months ended June 30, 2006, our cash provided by operating activities was $28.7 million and cash provided by financing activities was $83.5 million. During this period we spent $107.2 million on capital expenditures (or $55.5 million net of $51.7 million proceeds from dispositions). At June 30, 2006, we had $19.8 million in cash, total assets of $850.8 million and a debt to capitalization ratio of 40.8%. Long-term debt at June 30, 2006 totaled $297.6 million comprised of $149.1 million of combined bank debt and $149.3 million of senior subordinated notes. In May 2006, DHS closed a new $100.0 million Senior Secured Credit Facility with JP Morgan Chase Bank, N.A., as administrative agent, of which $75.0 million was initially drawn. In June, the borrowing base on Delta’s credit facility was increased by $45.0 million to $120.0 million. Available borrowing capacity under the Delta bank credit facility at June 30, 2006 was approximately $46.0 million and $25.0 million was available for DHS under its credit facility.

Since December 31, 2005, we have been able to complete several equity, debt, and property transactions as described below. On February 1, 2006, we completed a public offering of 1.5 million shares of our common stock for net proceeds of $33.9 million, a portion of which were used to fund the cash portion of the purchase price in an acquisition of certain oil and gas property interests from Armstrong Resources, LLC (“Armstrong”). During the first quarter of 2006 we sold minority interests in CRBP and PGR for proceeds of $32.8 million and $20.4 million, respectively. In addition, in April 2006, the Company closed its acquisition of Castle Energy Corporation with the net issuance of 1.8 million shares of common stock. The Company received approximately $21.0 million in cash in connection with the Castle acquisition.
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
Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the six months ended June 30, 2006, we completed the following transactions:
In January 2006, we purchased Rooster Drilling Company for 350,000 shares of Delta common stock valued at $8.3 million. Delta contributed Rooster Drilling to DHS during the quarter ended March 31, 2006. Rooster Drilling owned one drilling rig, (“Rig 15”). The rig is an Oilwell 66, with a depth capacity of 12,000 feet. In March 2006, the Company contributed Rooster Drilling (renamed “Hastings Drilling Company”) to DHS.
On February 1, 2006, we entered into a purchase and sale agreement with Armstrong to acquire a 65% working interest in approximately 88,000 gross acres in the central Utah hingeline play for a purchase price of $24 million in cash and 673,401 shares of common stock. The Company funded the cash portion of the purchase price with proceeds from a $33.9 million stock offering. Armstrong retained the remaining 35% working interest in the acreage. As part of the transaction, Delta agreed to pay 100% of the drilling costs for the first three wells in the project. Delta will be the operator of the majority of the acreage, and drilling is expected to begin during summer 2006, subject to successful permitting.
On April 28, 2006, Castle Energy Corporation (“Castle”) shareholders approved the merger agreement between Delta and Castle. As of that date, Delta through its subsidiary, DPCA acquired Castle for a purchase price of $33.6 million comprised of 1.8 million net shares issued (8,500,000 shares issued net of 6,700,000 owned by Castle) valued at $31.2 million and $2.4 million of transaction costs. Delta obtained assets valued at $39.7 million which are comprised of cash, producing oil and gas properties located in Pennsylvania and West Virginia, and certain other assets. Due to the excess fair value of the assets compared to the purchase price of the transaction, Delta recorded a $6.1 million extraordinary gain, net of tax, during the quarter ended June 30, 2006.

In May 2006, DHS acquired two rigs in conjunction with the acquisition of C&L Drilling Company, Inc. for a purchase price of approximately $16.7 million. The rigs are currently under contract to third party operators and working in California and Utah.
Historical Cash Flow
Our cash flow from operating activities increased from $25.8 million for the six months ended June 30, 2005 to $28.7 million for the six months ended June 30, 2006, primarily as a result of increased production and higher realized oil and natural gas prices. Our net cash used in investing activities decreased to $98.0 million for the six months ended June 30, 2006 compared to net cash used in investing activities of $150.7 million for the year earlier period. The decrease in cash used in investing activities is primarily due to the $51.7 million in proceeds received for sales of oil and gas properties during 2006. Cash provided by financing activities was $83.5 million for the six months ended June 30, 2006 compared to $125.7 million for the comparable prior year period.
Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Armstrong acquisition	$40,103	$—
Castle	33,648	—
Manti	—	59,700
Columbia River Basin	—	18,255
Washington County South and North Tongue	—	1,177
Other	12,533	2,356

Other development costs	76,364	55,881
Drilling and trucking costs	43,394	31,506
Dry hole costs	1,386	98
Exploration costs	2,176	4,872

	$209,604	$173,845

FUNDING SOURCES:
Cash flow provided by operating activities	$28,698	$25,813
Stock issued for cash upon exercised options	2,870	(343)
Stock issued for cash, net	33,870	—
Net long-term borrowings	46,803	126,047
Minority interest contributions	9,018	14,800
Proceeds from sale of oil and gas properties	51,728	—
Other	483	(54)

	$173,470	$166,263

We anticipate our drilling capital and exploration expenditures to range between $150.0 and $195.0 million for the full year 2006, depending on capital availability, however, the timing of most of our capital expenditures is discretionary.
Sales of Oil and Gas Properties
During December 2005, Delta transferred its ownership in approximately 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin to a newly created wholly owned subsidiary, CRBP. In January and March 2006, Delta sold a combined 44% minority interest in CRBP for total proceeds of $32.8 million. As the sale involved unproved properties, no gain on the partial sale of CRBP could be recognized until all of the cost basis of CRBP had been recovered. Accordingly, the Company recorded a $13.0 million gain,

($8.1 million net of tax) and an $11.2 million reduction to property during the first quarter of 2006 as a result of closing the transaction. As a result of the transaction, Delta now owns a net interest of just over 35,000 acres in the Columbia River Basin through its remaining ownership of CRBP and additional 100% interests in 345,000 net acres in the Columbia River Basin from previous transactions.
In March 2006, the Company sold approximately 26% of PGR for $20.4 million. This transaction involved both proved and unproved property interests and accordingly, to the extent the sale of PGR related to unproved properties, no gain could be recognized as all of the unproved cost basis was not yet recovered. The Company recorded a gain of $5.9 million, $3.7 million net of tax, and a $3.4 million reduction to property during the first quarter of 2006 as a result of the transaction. The Company has retained a 74% interest in PGR.
In June 2006, the Company completed the sale of certain properties located in Pointe Coupee Parish, Louisiana, for cash consideration of $8.9 million, with an effective date of May 1, 2006. The transaction resulted in a net gain on sale of oil and gas properties of $636,000. Revenues attributed to the sale of these oil and gas properties were approximately $261,000 and $372,000 for the three and six month periods ended June 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain (loss) relating to the sale of the Louisiana property interests have been reflected as discontinued operations.
Contractual and Long Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at June 30, 2006	1 year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,500	21,000	21,000	41,533	94,033
Credit facility	—	74,000	—	—	74,000
DHS credit facility	750	27,524	20,862	25,864	75,000
Derivative liability	6,873	730	—	—	7,603
Abandonment retirement obligation	506	491	394	8,382	9,773
Operating leases	2,209	4,008	2,834	3,594	12,645
Other debt obligations	31	43	—	—	74

Total contractual cash obligations	$20,869	$127,796	$45,090	$229,373	$423,128

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
     Credit Facility
During the quarter ended June 30, 2006, the Company’s borrowing base was increased to $120.0 million. At June 30, 2006, our $200.0 million credit facility had $74.0 million outstanding. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The loan is collateralized by substantially all of our oil and gas properties. We are required to meet certain financial covenants which include a current ratio of 1 to 1 (adjusted for availability under our credit facility and excluding current derivative instruments) and a consolidated debt to adjusted EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) ratio of less than 3.5 to 1. At June 30, 2006, we were in compliance with our quarterly debt covenants and restrictions. At June 30, 2006, our financial covenants included a current ratio of 1 to 1 and a consolidated debt to adjusted EBITDAX of less than 3.5 to 1 (declining to 3.0 to 1 for the quarters ended September 30 and December 31, 2006).
Subsequent determinations of the borrowing base will be made at least semi-annually on April 1 and October 1 of each year or as special redeterminations. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility. The April 1, 2006 redetermination resulted in no changes to our borrowing base; however, in June 2006, the redetermination resulted in an increase of our borrowing base to $120.0 million.
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
     Credit Facility — DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A. Proceeds from the $75.0 million initial draw were used to pay off the Guggenheim term loan, complete the acquisition of C&L Drilling, finance additional capital expenditures and pay transaction expenses. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.00 to 1.00 (increasing to 4.50 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007 and increasing again to 5.00 to 1.00 for fiscal quarters ending March 31, 2008 and thereafter). Financing fees of $2.3 million were incurred in conjunction with the facility and will be amortized over the life of the loan. The facility has a $25 million mandatory delayed draw feature which expires in May 2007 and on which DHS pays commitment fees until drawn. The facility matures in 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year. The facility is non-recourse to Delta.
     Term Loan — DHS
On May 4, 2006, DHS used proceeds from the JP Morgan credit facility to pay off the remaining balance of the previously outstanding term loan of approximately $41.0 million.

          Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of this obligation will not occur during the next five years.
Our corporate office in Denver, Colorado is under an operating lease which will expire in fiscal 2015. Our average yearly payments approximate $983,000 over the life of the lease. We have additional operating lease commitments which represent office equipment leases and short term debt obligations primarily relating to field vehicles and equipment.
Derivative instruments represent the net estimated unrealized losses for our oil and gas hedges at June 30, 2006. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for more information regarding our hedges.
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
Impairment of Gas and Oil Properties
We review our oil and gas properties for impairment at least annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our developed proved properties and compare such future cash flows to the carrying amount of the proved properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and production costs, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. We did not record an impairment during the three and six months ended June 30, 2006 and 2005. During the second half of 2006, we are continuing to develop certain properties on which favorable or unfavorable results may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
Commodity Derivative Instruments and Hedging Activities
We may periodically enter into commodity derivative contracts or fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize futures contracts, swaps or options, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks.
All derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Due to the hedge effectiveness dependence upon future cash flows, production and reserve estimates and market price conditions, the hedges are continually re-evaluated for effectiveness. If at any time the hedges are determined to be ineffective, we could lose qualification for hedge accounting which could have a material impact on our statement of operations. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as other expense or income in the consolidated statement of operations.
Asset Retirement Obligation
We account for our asset retirement obligations under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells.
In March 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), an interpretation of SFAS No. 143. FIN 47 clarifies the term “conditional asset retirement obligation” as it is used in SFAS No. 143. The Company applied the guidance of FIN 47 beginning July 1, 2005 resulting in no impact on its financial statements.
Deferred Tax Asset Valuation Allowance
The Company follows SFAS No. 109 to account for its deferred tax assets and liabilities. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As a result of management’s current assessment, the Company maintains a valuation allowance against a portion of its deferred tax assets. The Company will continue to monitor facts and circumstances in its reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. As a result, the Company may determine that the deferred tax asset valuation allowance should be increased or decreased. Such changes would impact net income through offsetting changes in income tax expense.
Recently Issued Accounting Pronouncement
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for our fiscal year commencing January 1, 2007. At this time, we have not completed our review and assessment of the impact on our financial statements of the adoption of FIN 48.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Rate and Price Risk
We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including costless collars, swaps, and puts. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy. We use hedges to limit the risk of fluctuating cash flows that fund our capital expenditure program. We also may use hedges in conjunction with acquisitions to achieve expected economic returns during the payout period.
The net fair value of our derivative instruments obligation was $7.6 million at June 30, 2006 and $12.3 million on August 4, 2006.
In April 2006, the Company purchased for $492,000 a natural gas put option with a CIG strike price of $7.50 per Mmbtu on 10,000 Mmbtu per day for July 2006 through September 2006. This derivative does not qualify for hedge accounting and accordingly any change in the contract’s fair value will be recorded on the consolidated balance sheet with a corresponding unrealized gain of approximately $861,000 recorded in the consolidated statement of operations.
Assuming production and the percent of oil and gas sold remained unchanged for the six months ended June 30, 2006, a hypothetical 10% decline in the average market price the Company realized during the six months ended June 30, 2006 on unhedged production would reduce the Company’s oil and natural gas revenues by approximately $3.6 million on a quarterly basis.
Interest Rate Risk
We were subject to interest rate risk on $149.0 million of variable rate debt obligations at June 30, 2006. The annual effect of a 10% change in interest rates would be approximately $1.2 million. The interest rate on these variable debt obligations approximates current market rates as of June 30, 2006.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Offshore Litigation
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
On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty-six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty-six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
We and Amber are among the current lessees of the thirty-six leases that are the subject of the ruling. The government has filed a motion for reconsideration of this ruling as it relates to amounts that we would be entitled to receive, and discovery on the issues presented is currently in progress. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.
Option Inquiry
On June 16, 2006 we received a subpoena from the U.S. Attorney for the Southern District of New York requesting records from 1996 to the present relating to our granting of stock options. On June 28, 2006 the Securities and Exchange Commission asked for our voluntary cooperation in connection with the staff’s informal inquiry into our stock option grants and stock option practices. We believe that these inquiries are the result of having been identified in a third party report dated May 16, 2006 as statistically being at risk for possibly backdating option grants to executive officers. On May 22, 2006, in response to the third party report, our Board of Directors created a special committee comprised of independent directors to conduct an independent review of our historical stock option practices and related accounting as they pertain to possible backdating of options. The special committee is being assisted by independent legal counsel and advisors. The independent counsel reported its findings to the special committee on August 4, 2006. Results of the independent counsel’s investigation will be provided to the U.S. Attorney in the Southern District of New York and the local office of the Securities and Exchange Commission in Denver, Colorado.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 15, 2006 and incorporated herein by reference. Except as set forth below, there have been no material changes in our Risk Factors disclosed in our 2005 Transition Report on Form 10-KT.
Risks Related to Options Inquiry
As discussed in Footnote 7 “Commitments and Contingencies” of the accompanying financial statements, and “Item 1. Legal Proceedings,” the Company is cooperating with inquiries commenced by the U.S. Attorney and the SEC into matters related to the Company’s stock option grant practices. Any adverse determination in these matters could adversely affect our business and results of operations. Further, the costs associated with this activity have been and may be expected to be significant, and the diversion of management time and attention from revenue generating activities to these matters may adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2006, we did not have any sale of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K, except as follows:
On June 30, 2006, we issued a total of 17,019 shares of our common stock as restricted stock grants to 12 new employees under our 2005 New Hire Plan.
In connection with our issuance of these shares we relied on the exemption provided by Section 4(2) of the Securities Act. No cash consideration was paid for the shares and ownership vests over a three year period. We have retained possession of the certificates representing the shares and appropriate restrictive legends were placed on the stock certificates.

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

Item 3. Defaults Upon Senior Securities.     None.
Item 4. Submission of Matters to a Vote of Security Holders.     None.
Item 5. Other Information.     None.
Item 6. Exhibits.
     Exhibits are as follows:

10.1	Seventh Amendment to the Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated June 30, 2006. Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA PETROLEUM CORPORATION
(Registrant)

By:	/s/ Roger A. Parker

Roger A. Parker
Chairman and Chief Executive Officer

By:	/s/ Kevin K. Nanke

Kevin K. Nanke, Treasurer and
Chief Financial Officer
Date: August 9, 2006

Exhibit Index

10.1	Seventh Amendment to the Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated June 30, 2006. Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically