Form 10-Q
period 2006-09-30
DELTA PETROLEUM CORP/CO
filed 2006-11-08
CIK 821483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
53,426,000 shares of common stock, $.01 par value per share, were outstanding as of November 7, 2006.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

i

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,946	$5,519
Assets held for sale	5,738	19,215
Trade accounts receivable	29,317	22,202
Prepaid assets	5,611	3,441
Inventory	3,919	3,285
Deferred tax asset	—	5,237
Derivative instruments	5,413	89
Other current assets	2,208	2,601

Total current assets	62,152	61,589

Property and equipment:
Oil and gas properties, successful efforts method of accounting
Unproved	201,643	167,143
Proved	540,975	438,665
Drilling and trucking equipment, including deposits on equipment of zero and $5,000, respectively	131,080	64,130
Other	24,494	12,809

Total property and equipment	898,192	682,747
Less accumulated depreciation and depletion	(109,378)	(61,593)

Net property and equipment	788,814	621,154

Long-term assets:
Deferred financing costs	6,406	5,291
Derivative instruments	2,552	163
Goodwill	7,287	2,341
Other long-term assets	2,821	511
Deferred tax asset	—	1,322
Investment in LNG project	—	1,022

Total long-term assets	19,066	10,650

	$870,032	$693,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$830	$7,073
Accounts payable	54,912	67,772
Other accrued liabilities	13,233	19,462
Deferred tax liability	1,238	—
Derivative instruments	1,724	12,465

Total current liabilities	71,937	106,772

Long-term liabilities:
7% Senior notes, unsecured	149,366	149,309
Credit facility	105,000	64,270
Credit facility/Term loan – DHS	74,250	28,000
Asset retirement obligation	3,865	3,002
Derivative instruments	—	6,009
Deferred tax liability	4,978	—
Other debt, net	7	80

Total long-term liabilities	337,466	250,670

Minority interest	26,299	15,496

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 53,027,000 shares at September 30, 2006 and 47,825,000 at December 31, 2005	530	478
Additional paid-in capital	428,389	333,054
Accumulated other comprehensive income (loss)	2,556	(4,997)
Retained earnings (accumulated deficit)	2,855	(8,080)

Total stockholders’ equity	434,330	320,455

	$870,032	$693,393

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$31,934	$28,938
Contract drilling and trucking fees	17,194	3,110
Realized loss on derivative instruments, net	(729)	(2,692)

Total revenue	48,399	29,356

Operating expenses:
Lease operating expense	6,309	4,342
Transportation expense	478	466
Production taxes	1,652	1,976
Depreciation, depletion and amortization – oil and gas	18,974	8,581
Depreciation and amortization – drilling and trucking	4,637	942
Exploration expense	1,226	851
Dry hole costs	247	1,764
Abandoned and impaired properties	11,009	—
Drilling and trucking operations	10,680	2,115
General and administrative	9,792	7,372
Loss on sale of oil and gas properties	67	—

Total operating expenses	65,071	28,409

Operating income (loss)	(16,672)	947

Other income and (expense):
Other income (expense)	60	64
Gain on sale of marketable securities	—	1,194
Unrealized gain (loss) on derivative instruments, net	3,038	(18,843)
Minority interest	(716)	(531)
Interest and financing costs	(6,462)	(4,019)

Total other expense	(4,080)	(22,135)

Loss from continuing operations before income taxes and discontinued operations	(20,752)	(21,188)

Income tax benefit	(7,802)	(8,112)

Loss from continuing operations	(12,950)	(13,076)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	140	1,137
Gain on sale of discontinued operations, net of tax	6,053	9,776

Loss before extraordinary gain, net of tax	(6,757)	(2,163)

Extraordinary loss, net of tax	(323)	—

Net loss	$(7,080)	$(2,163)

Basic income (loss) per common share:
Loss from continuing operations	$(0.24)	$(0.31)
Discontinued operations	0.12	0.26
Extraordinary loss, net of tax	(0.01)	—

Net loss	$(0.13)	$(0.05)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.24)	$(0.31)
Discontinued operations	0.12	0.26
Extraordinary loss, net of tax	(0.01)	—

Net loss	$(0.13)	$(0.05)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$97,576	$71,222
Contract drilling and trucking fees	40,239	7,606
Realized loss on derivative instruments, net	(5,956)	(3,229)

Total revenue	131,859	75,599

Operating expenses:
Lease operating expense	17,374	12,597
Transportation expense	1,264	852
Production taxes	5,380	4,517
Depreciation, depletion and amortization – oil and gas	45,625	20,427
Depreciation and amortization – drilling and trucking	11,101	2,082
Exploration expense	3,402	5,723
Dry hole costs	1,633	1,862
Abandoned and impaired properties	11,009	—
Drilling and trucking operations	24,173	5,707
General and administrative	26,849	17,350
Gain on sale of oil and gas properties	(18,849)	—

Total operating expenses	128,961	71,117

Operating income	2,898	4,482

Other income and (expense):
Other income (expense)	372	(279)
Gain on sale of marketable securities	—	1,194
Gain on sale of investment in LNG	1,058	—
Unrealized gain (loss) on derivative instruments, net	12,026	(19,173)
Minority interest	(1,575)	171
Interest and financing costs	(19,309)	(9,741)

Total other income (expense)	(7,428)	(27,828)

Loss from continuing operations before income taxes and discontinued operations	(4,530)	(23,346)

Income tax benefit	(1,706)	(13,508)

Loss from continuing operations	(2,824)	(9,838)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	1,317	4,195
Gain on sale of discontinued operations, net of tax	6,689	9,776

Income before extraordinary gain, net of tax	5,182	4,133

Extraordinary gain, net of tax	5,753	—

Net income	$10,935	$4,133

Basic income (loss) per common share:
Loss from continuing operations	$(0.05)	$(0.24)
Discontinued operations	0.15	0.34
Extraordinary gain, net of tax	0.11	—

Net income	$0.21	$0.10

Diluted income (loss) per common share:
Loss from continuing operations	$(0.05)	$(0.23)
Discontinued operations	0.15	0.33
Extraordinary gain, net of tax	0.11	—

Net income	$0.21	$0.10

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(Unaudited)

				Accumulated		Retained
			Additional	other		earnings
	Common stock		paid-in	comprehensive	Comprehensive	(accumulated
	Shares	Amount	capital	income (loss)	income	deficit)	Total
	(In thousands)
Balance, January 1, 2006	47,825	$478	$333,054	$(4,997)		$(8,080)	$320,455

Comprehensive income:
Net income	—	—	—	—	$10,935	10,935	10,935
Other comprehensive income transactions, net of tax
Hedging loss reclassified to income upon settlement, net of tax benefit of $2,026	—	—	—	3,333	3,333	—	3,333
Change in fair value of derivative hedging instruments, net of tax expense of $2,572	—	—	—	4,220	4,220	—	4,220

Comprehensive income					$18,488

Shares issued for acquisition of Castle and oil and gas properties	2,473	25	47,308	—		—	47,333
Shares issued for cash, net of offering costs	1,500	15	33,855	—		—	33,870
Shares issued for drilling rig assets	350	3	8,291	—		—	8,294
Shares issued for cash upon exercise of options	865	8	2,714	—		—	2,722
Issuance and amortization of non-vested stock	14	1	2,040	—		—	2,041
Compensation on options vested	—	—	1,127	—		—	1,127

Balance, September 30, 2006	53,027	$530	$428,389	$2,556		$2,855	$434,330

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows operations activities:
Net income	$10,935	$4,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization – oil and gas	45,476	20,427
Depreciation and amortization – drilling and trucking	11,101	2,082
Depreciation, depletion and amortization – discontinued operations	1,861	2,376
Accretion of abandonment obligation	149	164
Stock option and non-vested stock compensation	3,169	2,276
Amortization of deferred financing costs	1,557	742
Unrealized (gain) loss on derivative contracts	(12,026)	19,173
Dry hole costs and impairment	11,548	530
Minority interest	1,575	(171)
Gain on sale of oil and gas properties	(18,849)	—
Gain on sale of marketable securities	—	(1,194)
Gain on sale of investment in LNG	(1,058)	—
Gain on sale of discontinued operations	(10,762)	(9,776)
Extraordinary gain on Castle acquisition	(9,079)	—
DHS stock granted to management	210	140
Deferred income tax expense (benefit)	5,869	(10,450)
Other	337	344
Net changes in operating assets and operating liabilities:
Increase in trade accounts receivable	(4,396)	(9,760)
Increase in prepaid assets	(1,958)	(1,226)
Increase in inventory	(634)	(1,885)
(Increase) decrease in other current assets	166	(770)
Increase (decrease) in accounts payable trade	(12,351)	1,922
Increase in other accrued liabilities	5,384	6,307

Net cash provided by operating activities	28,224	25,384

Cash flows from investing activities:
Additions to property and equipment	(159,436)	(244,621)
Acquisitions, net of cash acquired	(8,564)	—
Proceeds from sales of oil and gas properties	80,712	28,981
Proceeds from sale of marketable securities	—	1,764
Drilling and trucking capital expenditures	(58,890)	(44,820)
Minority interest holder contributions	9,018	14,800
Increase in long-term assets	(1,508)	(488)

Net cash used in investing activities	(138,668)	(244,384)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	3,183	138
Stock issued for cash, net	33,870	94,999
Proceeds from borrowings	172,035	327,684
Payment of financing fees	(2,694)	(7,208)
Repayment of borrowings	(91,523)	(173,922)

Net cash provided by financing activities	114,871	241,691

Net increase in cash and cash equivalents	4,427	22,691

Cash at beginning of period	5,519	1,386

Cash at end of period	$9,946	$24,077

Supplemental cash flow information –
Common stock issued for the acquisition of Castle and oil and gas properties	$47,333	$2,863

Common stock issued for drilling and trucking equipment	$8,294	$1,432

Cash paid for interest and financing costs	$17,546	$18,152

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Company’s transition report on Form 10-K for the six months ended December 31, 2005. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. On September 14, 2005, the Company’s management and the Board of Directors made the decision to change the Company’s fiscal year end to December 31. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s transition report on Form 10-K for the six months ended December 31, 2005, previously filed with the Securities and Exchange Commission.
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
The Company, through a series of transactions in 2004 and 2005, owns a 49.4% interest in DHS Drilling Company (“DHS”), an affiliated Colorado corporation that is headquartered in Casper, Wyoming. Delta representatives currently constitute a majority of the members of the Board of DHS and Delta has the right to use all of the rigs owned by DHS on a priority basis, although approximately one-third of the rigs are currently working for third party operators. DHS also owns 100% of Chapman Trucking which was acquired in November 2005 and which ensures DHS rig mobility. In May 2006, DHS acquired two rigs in conjunction with the acquisition of C&L Drilling Company, Inc. (“C&L Drilling”). Also, during the second quarter of 2006, DHS engaged in a reorganization transaction pursuant to which it became a subsidiary of DHS Holding Company, a Delaware corporation, and the Company’s ownership interest became an interest in DHS Holding Company. References to DHS herein shall be deemed to include both DHS Holding Company and DHS, unless the context otherwise requires. DHS is a consolidated entity of Delta.
At September 30, 2006 the Company owned 4,277,977 shares of the common stock of Amber Resources Company of Colorado (“Amber”), representing 91.68% of the outstanding common stock of Amber. Amber is a public company that owns undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
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
Nine Months Ended September 30, 2006 and 2005
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
On April 28, 2006, Castle Energy Corporation (“Castle”) shareholders approved the merger agreement between Delta and Castle. As of that date, Delta, via its merger subsidiary DPCA LLC (“DPCA”), acquired Castle. On August 21, 2006, the Company sold the Pennsylvania and West Virginia properties acquired with the Castle merger. DPCA now holds only minor non oil and gas property assets of Castle that the Company plans to sell. See Footnote 4 (“Oil and Gas Properties”).
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
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Assets Held for Sale
Assets held for sale as of September 30, 2006 represent the Company’s Kansas oil and gas properties and certain interests in Oklahoma that are expected to be sold within one year.
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
     Investment in LNG project
On March 30, 2006, the Company sold its long-term minority investment in a LNG project for total proceeds of $2.1 million. The Company recorded a gain on sale of $1.1 million ($657,000 net of tax).
     Minority Interest
Minority interest represents the 50.6% (45% for Chesapeake Energy Corporation, 5.6% for DHS executive officers and management) investors of DHS at September 30, 2006 and December 31, 2005. Prior to forming DHS, the Company owned a 50% interest in Big Dog Drilling Co., LLC (“Big Dog”) and a 50% interest in Shark Trucking Co., LLC (“Shark”). The remaining net assets of Big Dog were ultimately acquired and, together with the interest previously owned, were contributed to DHS.
     Revenue Recognition
     Oil and gas
Revenues are recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2006 and December 31, 2005, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements except for an imbalance acquired during fiscal 2005 which was collected during the six months ended December 31, 2005.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
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
The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to developed properties for the three and nine months

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
ended September 30, 2005. However, during the three months ended September 30, 2006, an impairment of $10.0 million was recorded on certain of the Company’s eastern Colorado properties primarily due to lower Rocky Mountain natural gas prices. In addition, an impairment of $1.0 million was recorded on certain Oklahoma properties that were held for sale at September 30, 2006.
For undeveloped properties, the need for an impairment is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to undeveloped properties for the three and nine months ended September 30, 2006 and 2005.
During the remainder of 2006, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
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
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2006 to September 30, 2006 (amounts in thousands):

Asset retirement obligation – January 1, 2006	$3,467
Accretion expense	151
Change in estimate	638
Obligations acquired	549
Obligations settled	(22)
Obligations on sold properties	(551)

Asset retirement obligation – September 30, 2006	4,232
Less: Current asset retirement obligation	(367)

Long-term asset retirement obligation	$3,865

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
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Comprehensive Income (Loss)
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net income (loss)	$(7,080)	$(2,163)	$10,935	$4,133

Other comprehensive income (transactions)
Realized gain on marketable securities, net of tax expense of zero, $458, zero and $458, respectively	—	(736)	—	(686)
Hedging losses reclassified to income upon settlement, net of tax benefit of $276, $1,035, $2,026, and $1,035, respectively	453	1,657	3,333	1,657
Change in fair value of derivative hedging instruments, net of tax expense (benefit) of $3,944, $(2,249), $2,572 and $(5,971), respectively	6,474	(3,543)	4,220	(9,677)

	6,927	(2,622)	7,553	(8,706)

Comprehensive income (loss)	$(153)	$(4,785)	$18,488	$(4,573)

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
At September 30, 2006, the Company’s outstanding derivative contracts were collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production. Under a put option agreement, the Company receives the difference between the floor price and the index price only when the index price is below the floor price.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
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
The following table summarizes our open derivative contracts at September 30, 2006 and indicates those that qualify for hedge accounting and those that do not qualify for hedge accounting:

										Net Fair Value
			Price Floor /							Asset (Liability) at
Commodity	Volume		Price Ceiling			Term			Index	September 30, 2006
										(In thousands)
Contracts that qualify for hedge accounting
Crude oil	25,000	Bbls / month	$35.00	/	$61.80	July ’06	–	June ’07	NYMEX-WTI	$(1,431)
Crude oil	75,000	Bbls / month	$65.00	/	$84.00	Jan ’07	–	Dec ’07	NYMEX-WTI	2,451
Crude oil	25,000	Bbls / month	$65.00	/	$82.65	July ‘07	–	Dec ’07	NYMEX-WTI	363
Natural gas	5,000	MMBtu / day	$6.00	/	$8.60	Oct ’06	–	Dec ’06	CIG	829
Natural gas	15,000	MMBtu / day	$6.00	/	$7.55	Apr ’07	–	June ’07	CIG	1,023
Natural gas	15,000	MMBtu / day	$6.00	/	$8.45	July ’07	–	Sept ’07	CIG	970
Natural gas	15,000	MMBtu / day	$7.00	/	$9.15	Oct ’07	–	Dec ’07	CIG	1,268

Contracts that do not qualify for hedge accounting
Natural gas	13,000	MMBtu / day	$5.00	/	$10.20	July ’06	–	June ’07	NYMEX-H HUB	(293)
Natural gas	10,000	MMBtu / day	$7.00	/	$11.40	July ’07	–	Sept ’07	NYMEX-H HUB	546
Natural gas	10,000	MMBtu / day	$7.00	/	$16.30	Oct ’07	–	Dec ’07	NYMEX-H HUB	515

										$6,241

The net fair value of the Company’s derivative instruments obligation was an asset of approximately $6.2 million at September 30, 2006 and an asset of $4.8 million on November 6, 2006.
The net realized losses from hedging activities recognized in the Company’s statements of operations were $729,000 and $2.7 million for the three months ended September 30, 2006 and 2005, respectively, and $6.0 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively. These losses are recorded as a decrease in revenues.
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
In December 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees, in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective July 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of $1.0 million, $319,000 and $1.1 million, relating to employee provided services during the three months ended September 30, 2005 and 2006, and the nine months ended September 30, 2006, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
     Non-Qualified Stock Options — Directors and Employees
On May 31, 2002, at the annual meeting of the shareholders, the shareholders ratified the Company’s 2002 Incentive Plan (the “Incentive Plan”) under which it reserved up to an additional 2,000,000 shares of common stock. This plan supplements the Company’s 1993 and 2001 Incentive Plans.
Incentive awards under the Incentive Plan may include non-qualified or incentive stock options, limited appreciation rights, tandem stock appreciation rights, phantom stock, stock bonuses or cash bonuses. Options issued to date under the Company’s various incentive plans have been non-qualified stock options as defined in such plans.
Exercise prices for options outstanding under the Company’s various plans as of September 30, 2006 ranged from $1.13 to $15.46 per share and the weighted-average remaining contractual life of those options was 4.85 years. These options have a stock based compensation value of approximately $639,000 and will be expensed during future periods through March 31, 2007. The Company has not issued stock options since the adoption of SFAS No. 123R, though it has the discretion to issue options again in the future. At September 30, 2006, the Company had 450,000 unvested options.
Had compensation cost for the Company’s stock-based compensation plan been determined using the fair value of the options at the grant date prior to July 1, 2005, the Company’s net income for the nine months ended September 30, 2005 would have been as follows:

	Nine Months Ended
	September 30, 2005
	(In thousands, except per share amounts)
Net income	$4,133
Equity compensation	172
SFAS No. 123R compensation effect	(2,528	) [1]

Net income after SFAS No. 123R implementation	$1,777

Pro forma basic income per common share:	$.04

1	During the quarter ended December 31, 2004, the Company granted 420,000 options to officers and 98,000 options to directors to purchase shares of its common stock at an average price of $15.34 per share, which was the market price on the date of the grant. The officers’ options vest over a three year period and the directors’ options vested on March 15, 2005. The fair market value of each option granted was $10.07 and was calculated using a risk free rate of 4.60%, volatility factors of the expected market price of the Company’s common stock of 48.76% and an average expected life of 8.0 years. During the quarter ended December 31, 2004, the Company granted 318,000 options to employees to purchase 318,000 shares of its common stock at an average price of $15.29 per share. Certain options were granted below market price. For options granted below market price, the Company recorded an expense for the difference between the option price and the grant price. The employee options vested over a year period. The average fair market value of each option granted was $7.10 and was calculated using a risk free rate of 4.60%, volatility factors of the expected market price of the Company’s common stock of 48.76% and an average expected life of 3.2 years. During the quarter ended March 31, 2005, the Company granted 105,700 options to employees to purchase 105,700 shares of its common stock at an average price of $14.75 per share. The employee options vested over a year period. The average fair market value of each option granted was $7.49 and was calculated using a risk free rate of 4.65%, volatility factors of the expected market price of the Company’s common stock of 61.23% and an average expected life of 2.0 years. The SFAS No. 123R compensation effect is calculated based on the options’ vesting period and includes additional grants from other periods.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
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
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(4) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company and its majority-owned subsidiary, Amber Resources Company of Colorado, are among twelve plaintiffs in a lawsuit that was filed on January 9, 2002 in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of the Company’s offshore California properties. The complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case, that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.
The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. The Company owns approximately 12% of the lease bonus costs that are the subject of the lawsuit. In the event, however, that the Company receives any proceeds as the result of such litigation, the Company will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
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
The Company and Amber are among the current lessees of the thirty-six leases that are the subject of the ruling. The government has filed a motion for reconsideration of this ruling as it relates to amounts that the Company and Amber would be entitled to receive, and discovery on the issues presented is currently in progress. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, 2005, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.
     Significant Acquisition — Pro-forma Statements of Operations
On April 28, 2006, Castle shareholders approved the merger agreement between Delta and Castle. As of that date, Delta via its merger subsidiary DPCA, acquired Castle for a purchase price of $33.6 million comprised of 1.8 million net shares issued (8,500,000 shares issued net of 6,700,000 owned by Castle) valued at $31.2 million and $2.4 million of transaction costs. Delta obtained assets valued at $39.7 million which were comprised of cash, producing oil and gas properties located in Pennsylvania and West Virginia, and certain other assets. Due to the

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(4) Oil and Gas Properties, Continued
excess fair value of the assets acquired compared to the purchase price of the transaction and in accordance with SFAS No. 141 when acquired assets are held for sale in the near term, Delta recorded a $6.1 million extraordinary gain ($9.6 million, net of $3.5 million of deferred taxes) during the quarter ended June 30, 2006. A true-up of the gain based on actual final proceeds from the sale was recorded in the quarter ended September 30, 2006 when the sale occurred.
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
The following unaudited pro forma condensed consolidated statements of operations assume that the Manti and Castle acquisitions occurred as of January 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues	$48,399	$29,950	$132,699	$78,920
Net earnings from continuing operations	$(12,950)	$(13,861)	$(2,664)	$(5,492)

Net earnings from continuing operations per common share:
Basic	$(.24)	$(.31)	$(.05)	$(.13)

Diluted	$(.24)	$(.31)	$(.05)	$(.13)

The above unaudited pro forma condensed consolidated statements of operations, based on the historical producing property operating results of Manti, Castle and Delta, are not necessarily indicative of the results of operations if Delta would have acquired the properties at January 1, 2005.
     Acquisition During the Quarter Ended March 31, 2006
On February 1, 2006 Delta entered into a purchase and sale agreement with Armstrong Resources, LLC (“Armstrong”) to acquire a 65% working interest in approximately 88,000 undeveloped gross acres in the central Utah hingeline play for a purchase price of $24 million in cash and 673,401 shares of common stock valued at $16.1 million. The closing of the transaction was effective as of January 26, 2006. Armstrong retained the remaining 35% working interest in the acreage. As part of the transaction, Delta agreed to pay 100% of the drilling costs for the first three wells in the project. Delta will be the operator of the majority of the acreage, and drilling of the first well commenced in November 2006.
     Fiscal 2006 – Dispositions
During December 2005, Delta transferred its ownership in approximately 427,000 gross acres (64,000 net acres) of non-operated interests in the Columbia River Basin to CRBP. In January and March 2006, Delta sold a combined 44% minority interest in CRBP. As the sale involved unproved properties, no gain on the partial sale of CRBP could be recognized until all of the cost basis of CRBP had been recovered. Accordingly, the Company

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(4) Oil and Gas Properties, Continued
recorded a $13.0 million gain, ($8.1 million net of tax) and an $11.2 million reduction to property during the first quarter of 2006 as a result of closing the transaction. As a result of the transaction, Delta now owns a net interest of just over 35,000 acres in the Columbia River Basin through its remaining ownership of CRBP and additional interests in 345,000 net acres in the Columbia River Basin from previous transactions.
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
On September 2, 2005, the Company completed the sale of its Deerlick Creek field in Tuscaloosa County, Alabama for $30.0 million with an effective date of July 1, 2005. The Company recorded an after tax gain on sale of oil and gas properties of $10.2 million on net proceeds of approximately $28.9 million after normal closing adjustments. The pre-tax income from discontinued operations on these assets was zero for the three and nine month periods ended September 30, 2006, and $822,000 and $2.4 million for the three and nine month periods ended September 30, 2005, respectively.
On June 1, 2006, the Company completed the sale of certain properties located in Pointe Coupee Parish, Louisiana, for cash consideration of $8.9 million with an effective date of May 1, 2006. The transaction resulted in an after-tax gain on sale of oil and gas properties of $596,000. The pre-tax income from discontinued operations of these oil and gas properties was approximately zero and $607,000 for the three and nine month periods ended September 30, 2006, respectively, and $280,000 and $1.7 million for the three and nine month periods ended September 30, 2005, respectively, and are included in income from discontinued operations of properties sold in the consolidated statements of operations.
On August 11, 2006, the Company sold certain non-operated East Texas interests for sales proceeds of $14.6 million and a gain of $9.8 million ($6.1 million net of tax). The pre-tax income from discontinued operations of these assets was $152,000 and $846,000 for the three and nine month periods ended September 30, 2006 and $565,000 and $1.5 million for the three and nine month periods ended September 30, 2005, respectively.
On August 21, 2006, the Company completed the sale of the properties acquired with the Castle acquisition in April 2006. During the three months ended June 30, 2006 the Company recorded a $6.1 million extraordinary gain in accordance with SFAS No. 141. During the three months ended September 30, 2006 the extraordinary gain was adjusted by $323,000 to true-up the gain for final proceeds and settlement statement items. The net pre-tax loss from discontinued operations of these assets was $160,000 and $14,000 for the three and nine month periods ended September 30, 2006 and zero for the same periods in the prior year.
Also included in discontinued operations are the results from the Company’s Kansas properties and certain properties in Oklahoma that were held for sale at September 30, 2006. The pre-tax income from discontinued operations of these oil and gas properties was approximately $218,000 and $676,000 for the three and nine month periods ended September 30, 2006 and approximately $984,000 and $3.6 million for the three and nine month periods ended September 30, 2005.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
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
In March 2006, DHS purchased a Kremco 750G drilling rig (“Rig 16”) for $4.75 million. The rig is a 500 horsepower rig with a depth rating of 10,000 feet. The rig commenced work in the Rocky Mountain region in June 2006.
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
In May 2006, DHS acquired two rigs (“Rig 12” and “Rig 14”) and certain other assets in conjunction with the acquisition of C&L Drilling for a purchase price of approximately $16.7 million. Rigs 12 and 14 have depth ratings of 15,000 and 12,500 feet, respectively. The rigs are currently under contract to third party operators and working in California and Utah.
On July 18, 2006, DHS purchased a National 55 drilling rig (“Rig 17”) for $7.25 million. The rig is a 1,000 horsepower rig with a depth rating of 12,500 feet. The rig is expected to be placed into service during the fourth quarter 2006.
(6) Long Term Debt
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate face amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility, which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par, and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was not in default (as defined in the indenture) under the indenture as of September 30, 2006. (See Footnote 11, “Guarantor Financial Information”). The fair value of the Company’s senior notes at September 30, 2006 was $138.0 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(6) Long Term Debt, Continued
     Credit Facility
During the quarter ended June 30, 2006, the Company’s borrowing base was increased to $120.0 million. At September 30, 2006, the $200.0 million credit facility had $105.0 million outstanding. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The Libor and prime rates at September 30, 2006 approximated 7.33% and 9.00%, respectively. The loan is collateralized by substantially all of our oil and gas properties. The Company is required to meet certain financial covenants which include a current ratio of 1 to 1 (adjusted for availability under the facility and excluding current derivative instruments) and a consolidated debt to adjusted EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) ratio of less than 3.0 to 1. At September 30, 2006, the Company was not in compliance with its quarterly debt covenants and restrictions, but obtained a waiver from the banks for the quarter ended September 30, 2006.
     Credit Facility – DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A. Proceeds from the $75.0 million initial draw were used to pay off the previously outstanding term loan, complete the acquisition of C&L Drilling, finance additional capital expenditures and pay transaction expenses. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.00 to 1.00 (increasing to 4.50 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007, and increasing again to 5.00 to 1.00 for the fiscal quarters ending March 31, 2008 and thereafter). Financing fees of $2.3 million were incurred in conjunction with the facility and will be amortized over the life of the loan. The facility has a $25 million mandatory delayed draw feature which expires in May 2007 and on which DHS pays a 1% commitment fee until drawn. The facility matures on May 4, 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year. The facility is non-recourse to Delta. At September 30, 2006, DHS was in compliance with its quarterly debt covenants and restrictions.
     Term Loan — DHS
On May 4, 2006, DHS used proceeds from the JP Morgan credit facility to pay off the remaining balance of the previously outstanding term loan of approximately $41.0 million and prepayment penalties of approximately $820,000. In addition, $431,000 of unamortized deferred financing costs associated with the repaid term loan were written-off during the quarter ended June 30, 2006.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(6) Long Term Debt, Continued
     Five Year Maturities of Long-Term Debt
Borrowing availability under the Delta bank credit facility at September 30, 2006 was approximately $14.2 million and $25.0 million under the DHS facility. Maturities of long-term debt, in thousands of dollars based on contractual terms, are as follows:

YEAR ENDING September 30,
2007	$830
2008	13,014
2009	113,327
2010	8,847
2011	9,171
Thereafter	184,264

$329,453

(7) Commitments and Contingencies
Options Inquiries
On June 16, 2006 the Company received a subpoena from the U.S. Attorney for the Southern District of New York (the “US Attorney”) requesting records from 1996 to the present relating to the Company’s granting of stock options. On June 28, 2006 the staff of the Securities and Exchange Commission (“SEC”) asked for the Company’s voluntary cooperation in connection with the SEC’s informal inquiry into its stock option grants and stock option practices. The Company believes that these inquiries are the result of having been identified in a third party report dated May 16, 2006 as statistically being at risk for possibly backdating option grants to executive officers. On May 22, 2006, in response to the third party report, the Company’s Board of Directors created a special committee comprised of independent directors to conduct an independent review of its historical stock option practices and related accounting as they pertain to possible backdating of options. The special committee is being assisted by independent legal counsel and advisors. The Company has cooperated fully, and intends to continue to cooperate fully, with the US Attorney and the SEC.
Shareholder Derivative Suits
During September and October of 2006, three separate shareholder derivative actions were filed on the Company’s behalf in US District Court for the District of Colorado relating to the options backdating issue. The first action, brought derivatively by Leon Britton, was filed on September 11, 2006 and names most of the Company’s executive officers, all of its current directors and certain of its former directors as defendants (and the Company as a nominal defendant). The second action, brought derivatively by Charles W. Hamberger, was filed on September 27, 2006 and names most of the Company’s executive officers and all of its current directors as defendants (and the Company as a nominal defendant). The third action, brought derivatively by William Varner, was filed on October 10, 2006 and names the same defendants as the second action.
The three actions were consolidated into a single action on October 30, 2006 and no consolidated complaint has yet been filed, but the existing complaints all allege that the named defendant officers and directors breached certain of their fiduciary duties to the Company and engaged in various types of misconduct in connection with certain stock option grants. Specifically, they allege that the defendant directors in their capacity as members of the Company’s Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated the Company’s stock option grants to make it appear as though they were granted on a prior date when the Company’s stock price was lower. All of the actions allege

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(7) Commitments and Contingencies, Continued
that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in the Company issuing materially inaccurate and misleading financial statements and caused the Company to incur substantial damages. The actions also seek to have the current and former officers and directors who are defendants disgorge to the Company certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.
Castle/Longs Trust Litigation
As a result of the acquisition of Castle in April 2006, the Company’s wholly-owned subsidiary, DPCA, as successor to Castle, became party to Castle’s ongoing litigation with the Longs Trust in District Court in Rusk County, Texas. The Longs Trust litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Longs Trust is seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees in the amount of $964,000, plus prejudgment interest, have been granted by the trial court and upheld on appeal. The Company intends to vigorously defend the Longs Trust breach of contact claims. The Company has not accrued any recoveries associated with the judgment against the Longs Trust, but will do so when and if they are ultimately collected.
Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
(8) Stockholders’ Equity
     Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of September 30, 2006 and December 31, 2005, no preferred stock was issued. As part of the reincorporation on January 31, 2006, the Company reduced the par value of the preferred stock from $.10 per share to $.01 per share.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(8) Stockholders’ Equity, Continued
On October 2, 2006, the Company granted 334,500 shares of restricted common stock to certain non-executive employees. These shares will vest over a three year service period.
(9) Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax expense (benefit) attributable to income (loss) from continuing operations was $(7.8) million, $(8.1) million, $(1.7) million, and $(13.5) million for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005 respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2006 and December 31, 2005. The valuation allowance at September 30, 2006 and December 31, 2005 relates primarily to a subsidiary’s net operating loss that cannot be used to reduce taxable income generated by other members of the consolidated tax group and a deferred tax asset generated by a subsidiary that is not consolidated for tax purposes and does not have a history of earnings. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.
At December 31, 2005, the Company had net operating loss carryforwards of approximately $57.7 million, which expire between 2006 and 2025.
(10) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted income per share – income (loss) available to common stockholders	$(7,080)	$(2,163)	$10,935	$4,133

Denominator:
Denominator for basic income per share – weighted average shares outstanding	52,990	42,305	51,687	41,643
Effect of dilutive stock options and unrestricted stock grants	1,116	1,873	1,146	1,618

Denominator for diluted income per common share	54,106	44,178	52,833	43,261

Basic income per common share	$(.13)	$(.05)	$.21	$.10

Diluted income per common share	$(.13)	$(.05)	$.21	$.10

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 (in thousands).
Condensed Consolidated Balance Sheet
September 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$30,855	$5,029	$26,268	$—	$62,152

Property and equipment:
Oil and gas properties	691,302	5,524	53,861	(8,069)	742,618
Drilling rigs and trucks	594	—	130,486	—	131,080
Other	19,116	4,323	1,055	—	24,494

Total property and equipment	711,012	9,847	185,402	(8,069)	898,192

Accumulated DD&A	(93,746)	(1,190)	(14,442)	—	(109,378)

Net property and equipment	617,266	8,657	170,960	(8,069)	788,814

Investment in subsidiaries	68,841	—	—	(68,841)	—
Other long-term assets	7,456	2,189	9,421	—	19,066

Total assets	$724,418	$15,875	$206,649	$(76,910)	$870,032

Current liabilities	$58,743	$1,093	$12,101	$—	$71,937

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	248,082	1,555	83,964	—	333,601
Asset retirement obligation	3,765	26	74	—	3,865

Total long-term liabilities	251,847	1,581	84,038	—	337,466

Minority interest	26,299	—	—	—	26,299

Stockholders’ equity	387,529	13,201	110,510	(76,910)	434,330

Total liabilities and stockholders’ equity	$724,418	$15,875	$206,649	$(76,910)	$870,032

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$50,518	$657	$10,414	$—	$61,589

Property and equipment:
Oil and gas properties	554,414	6,838	48,052	(3,496)	605,808
Drilling rigs and trucks	—	—	64,130	—	64,130
Other	12,266	—	543	—	12,809

Total property and equipment	566,680	6,838	112,725	(3,496)	682,747

Accumulated DD&A	(56,733)	(1,088)	(3,772)	—	(61,593)

Net property and equipment	509,947	5,750	108,953	(3,496)	621,154

Investment in subsidiaries	69,164	—	—	(69,164)	—
Other long-term assets	8,027	—	2,623	—	10,650

Total assets	$637,656	$6,407	$121,990	$(72,660)	$693,393

Current liabilities	$92,426	$188	$14,158	$—	$106,772

Long-term liabilities
Long-term debt, derivative instruments, and other	218,304	—	29,364	—	247,668
Asset retirement obligation	2,975	25	2	—	3,002

Total long-term liabilities	221,279	25	29,366	—	250,670

Minority interest	15,496	—	—	—	15,496

Stockholders’ equity	308,455	6,194	78,466	(72,660)	320,455

Total liabilities and stockholders’ equity	$637,656	$6,407	$121,990	$(72,660)	$693,393

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$29,395	$705	$24,517	$(6,218)	$48,399

Operating expenses:
Oil and gas expenses	7,833	329	277	—	8,439
Depreciation and depletion	18,437	135	5,039	—	23,611
Exploration expense	1,226	—	—	—	1,226
Drilling and trucking operations	—	—	13,910	(3,230)	10,680
Dry hole, abandonment and impaired	11,256	—	—	—	11,256
General and administrative	8,621	324	847	—	9,792
Loss on sale of oil and gas properties	67	—	—	—	67

Total expenses	47,440	788	20,073	(3,230)	65,071

Operating income (loss)	(18,045)	(83)	4,444	(2,988)	(16,672)

Other income and (expenses)	(1,595)	(53)	(1,717)	(715)	(4,080)
Income tax benefit (expense)	9,714	—	(1,912)	—	7,802
Income from discontinued operations, net of tax	140	—	—	—	140
Gain on sale of discontinued operations, net of tax	6,053	—	—	—	6,053
Extraordinary gain, net of tax	187	(510)	—	—	(323)

Net income (loss)	$(3,546)	$(646)	$815	$(3,703)	$(7,080)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$25,570	$676	$5,925	$(2,815)	29,356

Operating expenses:
Oil and gas expenses	6,706	78	—	—	6,784
Depreciation and depletion	8,551	30	942	—	9,523
Exploration expense	850	—	1	—	851
Drilling and trucking operations	—	—	3,445	(1,330)	2,115
Dry hole, abandonment and impaired	1,764	—	—	—	1,764
General and administrative	6,849	1	522	—	7,372

Total expenses	24,720	109	4,910	(1,330)	28,409

Operating income (loss)	850	567	1,015	(1,485)	947

Other income and (expenses)	(21,616)	2	10	(531)	(22,135)
Income tax benefit	8,112	—	—	—	8,112
Income from discontinued operations, net of tax	1,137	—	—	—	1,137
Gain on sale of discontinued operations, net of tax	9,776	—	—	—	9,776

Net income (loss)	$(1,741)	$569	$1,025	$(2,016)	$(2,163)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$87,540	$2,047	$59,126	$(16,854)	$131,859

Operating expenses:
Oil and gas expenses	22,892	572	554	—	24,018
Depreciation and depletion	44,879	288	11,559	—	56,726
Exploration expense	3,399	—	3	—	3,402
Drilling and trucking operations	—	—	32,958	(8,785)	24,173
Dry hole, abandonment and impaired	12,642	—	—	—	12,642
General and administrative	23,885	491	2,473	—	26,849
Gain on sale of oil and gas properties	(18,849)	—	—	—	(18,849)

Total expenses	88,848	1,351	47,547	(8,785)	128,961

Operating income (loss)	(1,308)	696	11,579	(8,069)	2,898

Other income and (expenses)	(186)	(50)	(5,617)	(1,575)	(7,428)
Income tax benefit	3,618	—	(1,912)	—	1,706
Income from discontinued operations, net of tax	1,317	—	—	—	1,317
Gain on sale of discontinued operations, net of tax	6,689	—	—	—	6,689
Extraordinary gain, net of tax	188	5,565	—	—	5,753

Net income (loss)	$10,318	$6,211	$4,050	$(9,644)	$10,935

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$66,605	$1,388	$11,217	$(3,611)	$75,599

Operating expenses:
Oil and gas expenses	17,623	343	—	—	17,966
Depreciation and depletion	20,317	111	2,081	—	22,509
Exploration expense	5,722	—	1	—	5,723
Drilling and trucking operations	—	—	7,693	(1,986)	5,707
Dry hole, abandonment and impaired	1,862	—	—	—	1,862
General and administrative	16,065	14	1,271	—	17,350

Total expenses	61,589	468	11,046	(1,986)	71,117

Operating income (loss)	5,016	920	171	(1,625)	4,482

Other income (expense)	(27,025)	30	13	(846)	(27,828)
Income tax benefit	13,508	—	—	—	13,508
Income from discontinued operations, net of tax	4,195	—	—	—	4,195
Gain on sale of discontinued operations, net of tax	9,776	—	—	—	9,776

Net income (loss)	$5,470	$950	$184	$(2,471)	$4,133

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$17,755	$(1,852)	$12,321	$28,224
Investing activities	(94,788)	23,146	(67,026)	(138,668)
Financing activities	77,695	(19,263)	56,439	114,871

Net increase in cash and cash equivalents	662	2,031	1,734	4,427

Cash at beginning of the period	1,949	216	3,354	5,519

Cash at the end of the period	$2,611	$2,247	$5,088	$9,946

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$10,303	$(1,239)	$16,320	$25,384
Investing activities	(185,333)	1,219	(60,270)	(244,384)
Financing activities	179,150	77	62,464	241,691

Net increase in cash and cash equivalents	4,120	57	18,514	22,691

Cash at beginning of the period	1,079	234	73	1,386

Cash at the end of the period	$5,199	$291	$18,587	$24,077

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(12) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and nine months ended September 30, 2006 and 2005:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
Three Months Ended September 30, 2006
Revenues from external customers	$31,205	$17,194	$—	$48,399
Inter-segment revenues	—	6,217	(6,217)	—

Total revenues	$31,205	$23,412	$(6,217)	$48,399

Operating income (loss)	$(17,727)	$4,043	$(2,988)	$(16,672)

Other expense[1]	(1,647)	(1,718)	(715)	(4,080)

Income (loss) from continuing operations, before tax	$(19,374)	$2,325	$(3,703)	$(20,752)

Three Months Ended September 30, 2005
Revenues from external customers	$26,246	$3,110	$—	$29,356
Inter-segment revenues	—	2,815	(2,815)	—

Total revenues	$26,246	$5,925	$(2,815)	$29,356

Operating income (loss)	$1,389	$1,044	$(1,486)	$947

Other income and (expense)[1]	(21,612)	8	(531)	(22,135)

Income (loss) from continuing operations, before tax	$(20,223)	$1,052	$(2,017)	$(21,188)

Nine Months Ended September 30, 2006
Revenues from external customers	$91,620	$40,239	$—	$131,859
Inter-segment revenues	—	16,854	(16,854)	—

Total revenues	$91,620	$57,093	$(16,854)	$131,859

Operating income (loss)	$320	$10,647	$(8,069)	$2,898

Other income and (expense)[1]	(237)	(5,616)	(1,575)	(7,428)

Income (loss) from continuing operations, before tax	$83	$5,031	$(9,644)	$(4,530)

Nine Months Ended September 30, 2005
Revenues from external customers	$67,993	$7,606	$—	$75,599
Inter-segment revenues	—	3,612	(3,612)	—

Total revenues	$67,993	$11,218	$(3,612)	$75,599

Operating income (loss)	$10,516	$(4,407)	$(1,627)	$4,482

Other income and (expense)[1]	(28,005)	6	171	(27,828)

Loss from continuing operations, before tax	$(17,489)	$(4,401)	$(1,456)	$(23,346)

1	Includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.

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
Quarter Ended September 30, 2006 Accomplishments
•	Our total production for the three months ended September 30, 2006 was 4.0 Bcfe. Adjusted for asset dispositions, our production from continuing operations increased 17% to 3.8 Bcfe, compared to 3.3 Bcfe for the comparable prior year quarter, and increased 21% to 11.7 Bcfe, compared to 9.7 Bcfe for the comparable prior year nine month period.

•	In July 2006, DHS acquired a rig for $7.25 million, increasing the total number of DHS rigs to 16.

•	In August 2006, we closed the sale of the Pennsylvania properties acquired in the Castle merger for proceeds of $15.9 million. We recorded a total $5.8 million extraordinary gain in conjunction with the transaction, most of which was recognized in the prior quarter as required when acquired properties are held for sale.

•	Also in August 2006, we completed the sale of certain non-core properties in East Texas for proceeds of $14.6 million and a gain of $9.8 million ($6.1 million net of tax).
The following discussion and analysis relates to items that have affected our results of operations for the three and nine months ended September 30, 2006 and 2005. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.
Results of Operations
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
Net Loss. Net loss increased $4.9 million to a loss of $7.1 million or $.13 per diluted common share for the three months ended September 30, 2006, from a net loss of $2.2 million or $.05 per diluted common share for the comparable period a year earlier. Loss from continuing operations decreased $126,000 from a loss of $13.1 million for the three months ended September 30, 2005 to a loss of $13.0 million for the three months ended September 30, 2006. Among other items described below in more detail, significant changes between the periods included an $11.0 million impairment recorded during the quarter ended September 30, 2006 and a $3.0 million unrealized gain on derivatives in the current year quarter compared to an $18.8 million unrealized loss on derivatives in the prior year period. In addition, during the quarter ended September 30, 2006, an extraordinary loss of $323,000, net of $187,000 deferred tax benefit, was recorded in conjunction with the closing of the sale of properties acquired in the Castle merger.
Oil and Gas Sales. During the three months ended September 30, 2006, oil and natural gas revenue from continuing operations increased 10% to $31.9 million, as compared to $28.9 million for the comparable period a year earlier. The increase was the result of a 13% increase in average onshore oil prices received during the three months ended September 30, 2006 of $68.11 per Bbl compared to $60.45 per Bbl for the year earlier period, a 16% increase in offshore oil prices received of $58.04 per Bbl during the three months ended September 30, 2006 compared to $49.93 for the year earlier period, and a 17% increase in average daily production over the comparable prior year period. Net realized losses from hedging activities were $729,000 and $2.7 million for the three months ended September 30, 2006 and 2005, respectively. These losses are recorded as a decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended September 30, 2006 increased to $17.2 million compared to $3.1 million for the year earlier period. The increase is the result of the increase from seven to 15 rigs that were in operation by DHS during the quarter. Drilling revenue is earned under day-work contracts where we provide a drilling rig with required personnel to our third party customers, who supervise the drilling of the well. We are paid based on a negotiated fixed rate per day while the rig is in use. During the mobilization period we typically earn a fixed rate per day of revenue based on the mobilization rate stated in the contract. Drilling revenues earned on wells drilled for Delta have been eliminated through consolidation.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	2006		2005
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl)	282	39	183	36
Gas (MMcf)	1,910	—	1,952	—
Production – Discontinued Operations:
Oil (MBbl)	14	—	31	—
Gas (MMcf)	92	—	243	—
Average Price – Continuing Operations:
Oil (per barrel)	$68.11	$58.04	$60.45	$49.93
Gas (per Mcf)	$5.78	$—	$8.24	$—

Costs per Mcfe
Hedge effect	$(.18)	$—	$(.82)	$—
Lease operating expense	$1.47	$4.28	$1.00	$6.05
Production taxes	$.46	$.06	$.69	$(.59)
Transportation costs	$.13	$—	$.15	$—
Depletion expense	$4.95	$1.25	$2.61	$.85
Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2006 were $6.3 million compared to $4.3 million for the year earlier period. Lease operating expense increased due to our 17% increase in production and due to increased per unit costs. Lease operating expense from continuing operations for onshore properties for the three months ended September 30, 2006 was $1.47 per Mcfe as compared to $1.00 per Mcfe for the year earlier period. Lease operating expense from continuing operations for offshore properties was $4.28 per Mcfe for the three months ended September 30, 2006 and $6.05 per Mcfe for the year earlier period. This increase in onshore per unit lease operating expenses is related to generally rising field costs due to increased demand for services, and is also affected by overall infrastructure costs for some properties in the Rocky Mountain region that are still experiencing limited production due to pipeline constraints. Some of the production constraints will be alleviated beginning in the fourth quarter of 2006.

Depreciation, Depletion and Amortization – oil and gas. Depreciation, depletion and amortization expense – oil and gas increased 121% to $19.0 million for the three months ended September 30 2006, as compared to $8.6 million for the year earlier period. A portion of the increase was due to increased production. Our onshore depletion rate increased to $4.95 per Mcfe for the three months ended September 30, 2006 from $2.61 per Mcfe for the year earlier period. The depletion rate increase is partially due to certain deep, multi-stage completion projects in which the majority of our well costs are depleted over initially completed zones that have not met initial expectations. In the Howard Ranch field, certain targeted zones were recently determined to be uneconomic. Also, during the quarter ended September 30, 2006, a $3.0 million developmental dry hole in South Angleton field was added to the depletion pool.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling and trucking increased to $4.6 million for the three months ended September 30, 2006, as compared to $942,000 for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the three months ended September 30, 2006 were $1.2 million compared to $851,000 for the year earlier period. Current year activities include activities in our Columbia River Basin, Grand County, Utah and Newton County, Texas projects. Exploration costs in 2005 were primarily related to Newton seismic data which has now been analyzed and on which test wells are currently being drilled.
Dry Hole Costs. We incurred dry hole costs of approximately $247,000 for the three months ended September 30, 2006 compared to $1.8 million for the same period a year ago. Our dry hole costs during 2005 were primarily comprised of two exploratory projects, one in Utah County, Utah and the other in Montrose County, Colorado.
Abandoned and Impaired Properties. During the three months ended September 30, 2006, an impairment of $10.0 million was recorded on certain of the Company’s eastern Colorado properties primarily due to lower Rocky Mountain natural gas prices. In addition, an impairment of $1.0 million was recorded on certain Oklahoma properties that are held for sale at September 30, 2006. During the remainder of 2006, we are continuing to develop and evaluate certain properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
Drilling and Trucking Operations. Drilling expenses increased to $10.7 million for the three months ended September 30, 2006 compared to $2.1 million for the year earlier period. This increase can be attributed to the increase in utilization from additional rigs and increased wages for rig hands.
General and Administrative Expense. General and administrative expense increased 33% to $9.8 million for the three months ended September 30, 2006, as compared to $7.4 million for the year earlier period. The increase in general and administrative expenses is primarily attributed to the adoption of SFAS No. 123R, increased professional fees (including increased legal fees due to the option inquiry: See Part II, Item 1. Legal Proceedings), our 31% increase in technical and administrative staff and related personnel costs and the expansion of our office facility.
In December, 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, requiring us to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the income statement. The cost of share based payments is recognized over the period the employee provides service. We recognized non-cash compensation expense related to stock options of approximately $319,000 relating to employee provided services during the quarter ended September 30, 2006 compared to $1.1 million during the quarter ended September 30, 2005. The Company has not granted any new options since June 20, 2005. In addition, we issued unvested stock to officers, directors and employees as additional compensation. Unvested stock grants are valued at the closing price on the date issued and expensed as they vest, usually over a three year period. We recorded $750,000 of non-cash unvested stock compensation expense for the three months ended September 30, 2006 compared to $416,000 during the quarter ended September 30, 2005. The increase from 2005 is due to additional grants to new hires and for bonuses.
Unrealized Gains on Derivative Contracts, Net. During the three months ended September 30, 2005, our existing NYMEX gas derivative contracts became ineffective and no longer qualified for hedge accounting. During the quarter ended June 30, 2006, we entered into additional NYMEX gas derivative contracts and a CIG put contract which do not qualify for hedge accounting. Hedge ineffectiveness results from different changes in the derivative contract terms and the physical location, grade and quality of our physical oil and natural gas production. The changes in fair value of our ineffective derivatives are reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. Gas prices declined during the quarter and as a result, we recognized a $3.0 million non-cash gain in our statement of operations during the three months ended September 30, 2006 compared to a $18.9 million loss in the year earlier period. As commodity prices fluctuate, we will record our ineffective derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations. Our oil derivative contracts and certain CIG gas derivative contracts continue to qualify for hedge accounting.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from Big Dog and Shark in the three months ended September 30, 2005 and from DHS in the three months ended September 30, 2006. Minority interest expense increased in 2006 as DHS earned a greater profit in 2006 than in the same period during 2005.
Interest and Financing Costs. Interest and financing costs increased 61% to $6.5 million for the three months ended September 30, 2006, as compared to $4.0 million for the year earlier period. The increase is primarily related to higher interest rates and the increased long term debt balance related to the DHS credit facility.
Income Tax Benefit. Prior to the quarter ended June 30, 2005, the Company applied a full valuation allowance on its deferred tax assets; however, during the three months ended September 30, 2005, the valuation allowance was reduced and an income tax benefit was recorded. During the three months ended September 30, 2006, an income tax benefit of $7.8 million was recorded for continuing operations at an effective tax rate of 37.6% compared to a benefit of $8.1 million and an effective tax rate of 38.3% for the prior year period.
Discontinued Operations. Income on discontinued properties decreased to $140,000 for the three months ended September 30, 2006 from $1.1 million in the prior year period. Discontinued operations during the three months ended September 30, 2006 related to East Texas properties and Pennsylvania properties acquired in the Castle acquisition which were sold in August 2006 and the Company’s Kansas field and certain Oklahoma properties which were held for sale at September 30, 2006. Income from discontinued operations for the three months ended September 30, 2005 was related to all of the properties included in the 2006 period, as well as the Frisco Field which was sold in June 2006 and the Deerlick Field which was sold in September 2005.
Extraordinary Gain. During the quarter ended September 30, 2006 the Company recorded an adjustment of $323,000 to the extraordinary gain related to the Castle acquisition which closed in April 2006. Although the Pennsylvania properties were not sold during the quarter ended June 30, 2006, an extraordinary gain was recorded during the quarter as required by Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). A true-up of the gain based on actual final proceeds from the sale was recorded when the sale occurred.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Income. Net income increased $6.8 million to $10.9 million or $.21 per diluted common share for the nine months ended September 30, 2006, from income of $4.1 million or $.10 per diluted common share for the comparable period a year earlier. Loss from continuing operations decreased $7.0 million from a $9.8 million loss for the nine months ended September 30, 2005 to a loss of $2.8 million for the nine months ended September 30, 2006 due primarily to the $13.0 million gain on the sale of membership interests in CRBP, the $5.9 million gain related to the sale of membership interests in PGR, and a $31.2 million increase in unrealized gains and losses on derivative instruments, partially offset by higher depreciation, depletion and amortization expense, impairment expense, general and administrative expense and interest expense. Income from discontinued operations and extraordinary gain for the nine months ended September 30, 2006 was approximately $13.8 million, a decrease of $212,000 from the year earlier period. In the nine months ended September 30, 2006, an extraordinary gain of $5.8 million was recorded in conjunction with the closing of the Castle merger and sale of the acquired oil and gas properties.
Oil and Gas Sales. During the nine months ended September 30, 2006, oil and natural gas revenue from continuing operations increased $26.4 million or 37% to $97.6 million, as compared to $71.2 million for the comparable period a year earlier. The increase was the result of an increase in average onshore oil price received during the nine months ended September 30, 2006 of $65.54 per Bbl compared to $52.95 per Bbl for the year earlier period, an increase in offshore oil price received of $55.21 per Bbl during the nine months ended September 30, 2006 compared to $40.12 for the year earlier period, and a 21% increase in average daily production over the comparable prior year period.
Net realized losses from hedging activities were $6.0 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in 2006 realized hedging losses was primarily due to higher oil prices. These losses are recorded as a decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the nine months ended September 30, 2006 increased to $40.2 million compared to $7.6 million for the year earlier period. The increase is the result of the increase from three to 15 rigs in operation by DHS.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine months Ended September 30,
	2006		2005
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl)	863	124	549	117
Gas (MMcf)	5,759	—	5,693	—
Production – Discontinued Operations:
Oil (MBbl)	67	—	133	—
Gas (MMcf)	307	—	881	—
Average Price – Continuing Operations:
Oil (per barrel)	$65.54	$55.21	$52.95	$40.12
Gas (per Mcf)	$6.07	$—	$6.58	$—

Costs per Mcfe
Hedge effect	$(.48)	$—	$(.33)	$—
Lease operating expense	$1.31	$4.14	$1.03	$4.78
Production taxes	$.49	$.05	$.50	$.06
Transportation costs	$.12	$—	$.09	$—
Depletion expense	$3.90	$.95	$2.03	$.81
Lease Operating Expense. Lease operating expenses for the nine months ended September 30, 2006 were $17.4 million compared to $12.6 million for the year earlier period. Lease operating expense increased due to our 21% increase in production and due to increased per unit costs. Lease operating expense from continuing operations for onshore properties for the nine months ended September 30, 2006 was $1.31 per Mcfe as compared to $1.03 per Mcfe for the year earlier period. Lease operating expense from continuing operations for offshore properties was $4.14 per Mcfe for the nine months ended September 30, 2006 and $4.78 per Mcfe for the year earlier period.

This increase in onshore per unit lease operating expenses is due to generally rising field costs due to increased demand for services, and is also affected by overall infrastructure costs for some properties in the Rocky Mountain region that are still experiencing limited production due to pipeline constraints. Some of the production constraints will be alleviated beginning in the fourth quarter of 2006.
Depreciation, Depletion and Amortization – oil and gas. Depreciation, depletion and amortization expense — oil and gas increased by $25.2 million or 123% to $45.6 million for the nine months ended September 30 2006, as compared to $20.4 million for the year earlier period. Our onshore depletion rate increased to $3.90 per Mcfe for the nine months ended September 30, 2006 from $2.03 per Mcfe for the year earlier period. The depletion rate increase is partially due to certain deep, multi-stage completion projects in which the majority of our well costs are depleted over initially completed zones that have not met initial expectations. In the Howard Ranch field, certain targeted zones were recently determined to be uneconomic. Also, during the quarter ended September 30, 2006, a $3.0 million developmental dry hole in South Angleton field was added to the depletion pool.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling and trucking increased to $11.1 million for the nine months ended September 30, 2006, as compared to $2.1 million for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the nine months ended September 30, 2006 were $3.4 million compared to $5.7 million for the year earlier period. Current year activities include activities in our Columbia River Basin, Grand County, Utah and Newton County, Texas projects. Exploration costs in 2005 were primarily related to Newton seismic data which has now been analyzed and on which test wells will be drilled in 2006.
Dry Hole Costs. We incurred dry hole costs of approximately $1.6 million for the nine months ended September 30, 2006 compared to $1.9 million for the same period a year ago. Our dry hole costs during 2005 were primarily comprised of two exploratory projects, one in Utah County, Utah and the other in Montrose County, Colorado. Dry hole costs for the nine months ended September 30, 2006 related primarily to three exploratory projects, one in Orange County, California, one in Texas, and one in Utah.
Abandoned and Impaired Properties. During the nine months ended September 30, 2006, an impairment of $10.0 million was recorded on certain of the Company’s eastern Colorado properties primarily due to lower Rocky Mountain natural gas prices. In addition, an impairment of $1.0 million was recorded on certain Oklahoma properties that are held for sale at September 30, 2006. During the remainder of 2006, we are continuing to develop and evaluate certain properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
Drilling and Trucking Operations. Drilling expenses increased to $24.2 million for the nine months ended September 30, 2006 compared to $5.7 million for the year earlier period. This increase can be attributed to the increase in utilization from additional rigs and increased wages for rig hands.
General and Administrative Expense. General and administrative expense increased by $9.5 million or 55% to $26.8 million for the nine months ended September 30, 2006, as compared to $17.4 million for the year earlier period. The increase in general and administrative expenses is primarily attributed to the adoption of SFAS No. 123R, increased professional fees (including increased legal fees due to the option inquiry), our 41% increase in technical and administrative staff and related personnel costs and the expansion of our office facility. In addition, $1.6 million of the increase is related to DHS general and administrative expense. DHS general and administrative expense has increased with added headcount for DHS growth during the past year and a full nine months of operations in 2006 compared to six months of operations in 2005 since DHS was formed in April 2005.

In December, 2004, SFAS No. 123R was issued, requiring us to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the income statement. The cost of share based payments is recognized over the period the employee provides service. We recognized non-cash compensation expense related to stock options of approximately $1.1 million relating to employee provided services during the nine months ended September 30, 2006 and 2005. In addition, we issued unvested stock to officers, directors and employees as additional compensation. Unvested stock grants are valued at the closing price on the date issued and expensed as they vest, usually over a three year period. We also recorded $2.0 million and $963,000 of non-cash unvested stock compensation expense for the nine months ended September 30, 2006 and 2005, respectively.
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
Unrealized Gain (Loss) on Derivative Contracts, Net. During the nine months ended September 30, 2005, our existing NYMEX gas derivative contracts became ineffective and no longer qualified for hedge accounting. During the quarter ended June 30, 2006, we entered into additional NYMEX gas derivative contracts and a CIG put contract which do not qualify for hedge accounting. Hedge ineffectiveness results from different changes in the derivative contract terms and the physical location, grade and quality of our physical oil and natural gas production. The changes in fair value of our ineffective derivatives are reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. Gas prices declined following December 31, 2005 and as a result, we recognized a $12.0 million non-cash gain in our statement of operations during the nine months ended September 30, 2006 compared to a $19.2 million loss in the year earlier period. As commodity prices fluctuate, we will record our ineffective derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations. Our oil derivative contracts and certain CIG gas derivative contracts continue to qualify for hedge accounting.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from Big Dog, Shark and DHS in the nine months ended September 30, 2005 and from DHS in the nine months ended September 30, 2006. Minority interest expense increased from a benefit in 2005 to an expense in 2006 as DHS earned a profit in 2006, but a loss in 2005.
Interest and Financing Costs. Interest and financing costs increased by $9.6 million or 98% to $19.3 million for the nine months ended September 30, 2006, as compared to $9.7 million for the year earlier period. The increase is primarily related to the increase in the average amount outstanding under our credit facility, higher interest rates and the increased long term debt balance related to the DHS credit facility. In addition, during 2006,

DHS incurred a pre-payment penalty of $820,000 and wrote-off deferred financing costs of $431,000 to pay-off the Guggenheim term loan.
Income Tax Expense. Prior to the quarter ended June 30, 2005, the Company applied a full valuation allowance on its deferred tax assets; however, during the nine months ended September 30, 2005, the valuation allowance was reduced and an income tax benefit was recorded for $13.5 million. During the nine months ended September 30, 2006, an income tax benefit of $1.7 million was recorded for continuing operations at an effective tax rate of 37.7%.
Discontinued Operations. Income on discontinued properties decreased to $1.3 million for the nine months ended September 30, 2006 from $4.2 million in the prior year period. Discontinued operations during the nine months ended September 30, 2006 related to East Texas properties and Pennsylvania properties acquired in the Castle acquisition which were sold in August 2006, the Frisco Field which was sold in June 2006 and the Company’s Kansas field and certain Oklahoma properties which were held for sale at September 30, 2006. Income from discontinued operations for the three months ended September 30, 2005 was related to all of the properties included in the 2006 period, as well as the Deerlick Field which was sold in September 2005.
Extraordinary Gain. During the nine months ended September 30, 2006, the Company recorded an extraordinary gain of $5.8 million related to the sale of Pennsylvania properties acquired in the Castle acquisition which closed in April 2006.
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. Our cash requirements are largely dependent upon the number and timing of projects included in our capital development plan, most of which is discretionary. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, through cash provided by operating activities and sales of oil and gas properties, and through borrowings under our credit facility.
During the nine months ended September 30, 2006, we had operating income of $2.9 million and generated cash from operating activities of $28.2 million and obtained cash from financing activities of $114.9 million. During this period we spent $159.4 million on oil and gas development (or $78.7 million net of $80.7 million proceeds from dispositions), $8.6 million on oil and gas acquisitions, and $58.9 million on drilling and trucking capital expenditures (or $49.9 million net of $9.0 million contributed by minority interest partners). At September 30, 2006, we had $9.9 million in cash, total assets of $870.0 million and a debt to capitalization ratio of 43.1%. Long-term debt at September 30, 2006 totaled $329.4 million comprised of $180.0 million of combined bank debt and $149.4 million of senior subordinated notes. In May 2006, DHS closed a new $100.0 million Senior Secured Credit Facility with JP Morgan Chase Bank, N.A., as administrative agent, of which $75.0 million was initially drawn. In June, the borrowing base on Delta’s credit facility was increased by $45.0 million to $120.0 million. Available borrowing capacity under the Delta bank credit facility at September 30, 2006 was approximately $14.2 million and $25.0 million was available for DHS under its credit facility.
At September 30, 2006, we were not in compliance with our quarterly debt covenants and restrictions, but obtained a waiver from the banks for the quarter ended September 30, 2006. Our covenants require a minimum current ratio of 1:1 and a debt to EBITDAX ratio of not more than 3.0:1. The current ratio covenant was not met due to the pace of our capital development program. Significant current liabilities are incurred in the development of long-term assets (our oil and gas properties) in periods extending three months or more during the drilling phase and prior to first sales when successfully developed properties begin to generate cash flow and current assets. At September 30, 2006, we had three wells in progress on our Paradox Basin new venture acreage, one well in progress in Midway Loop, and 11 wells waiting on completion in Vega while construction of a new pipeline is completed. The debt to EBITDAX requirement in previous quarters was not more than 3.5:1, but tightened to 3.0:1 effective the quarter ended September 30, 2006 pursuant to our credit agreement. The more restrictive requirement and unexpected delays at the Vega pipeline unit were the primary reasons for non-

compliance. We expect first sales into the Vega pipeline (Collbran Valley Gas System) in mid-November which will improve results for the quarter ended December 31, 2006.
Although we expect to continue with accelerated development of our properties, a significant portion of our planned capital expenditures are discretionary and therefore provide us the ability to curtail if necessary. If we do not meet our covenants in the future and we are unable to obtain a waiver from the banks, we would be in default of the terms of our credit facility, our long-term debt would be reclassified to a current liability in our consolidated balance sheet and the outstanding principal balance could be called by the banks thereby becoming immediately due and payable. We are currently negotiating a new credit facility which would replace our existing facility and which would contain covenant requirements that better match our development plans and operating strategy.
Since December 31, 2005, we have completed several equity, debt, and property transactions as described below. On February 1, 2006, we completed a public offering of 1.5 million shares of our common stock for net proceeds of $33.9 million, a portion of which were used to fund the cash portion of the purchase price in an acquisition of certain oil and gas property interests from Armstrong Resources, LLC (“Armstrong”). During the first quarter of 2006, we sold minority interests in CRBP and PGR for proceeds of $32.8 million and $20.4 million, respectively. In April 2006, the Company closed its acquisition of Castle Energy Corporation with the net issuance of 1.8 million shares of common stock. The Company received approximately $21.0 million in cash in connection with the Castle acquisition. In June 2006, the Company sold its Frisco properties for proceeds of $9.0 million. In addition, during August 2006, the Company sold certain East Texas properties and the Pennsylvania properties acquired in the Castle acquisition for proceeds of $14.6 million and $15.9 million, respectively.
At September 30, 2006, we had committed to sell non-core properties in Kansas and certain Oklahoma properties. In addition, we have retained a broker to market certain non-core properties located primarily in Texas. The decision to sell or retain the Texas properties will depend on the current market conditions at the time of any offer as well as other corporate developments.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on our operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and natural gas production and the success of our exploration activities in generating additions to production.
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
Although we believe we have access to adequate capital to fund our development plans, we continue to examine alternative sources of long-term capital, including a restructured debt facility, the issuance of debt instruments, the sale of preferred and common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy will depend upon a number of factors, some of which are beyond our control.

Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the nine months ended September 30, 2006, we completed the following transactions:
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
On February 1, 2006, we entered into a purchase and sale agreement with Armstrong to acquire a 65% working interest in approximately 88,000 gross acres in the central Utah hingeline play for a purchase price of $24 million in cash and 673,401 shares of common stock. The Company funded the cash portion of the purchase price with proceeds from a $33.9 million stock offering. Armstrong retained the remaining 35% working interest in the acreage. As part of the transaction, Delta agreed to pay 100% of the drilling costs for the first three wells in the project. Delta will be the operator of the majority of the acreage, and drilling of the first well commenced in November 2006.
On April 28, 2006, Castle Energy Corporation (“Castle”) shareholders approved the merger agreement between Delta and Castle. As of that date, Delta, through its subsidiary, DPCA, acquired Castle for a purchase price of $33.6 million comprised of 1.8 million net shares issued (8,500,000 shares issued net of 6,700,000 owned by Castle) valued at $31.2 million and $2.4 million of transaction costs. Delta obtained assets valued at $39.7 million which were comprised of cash, producing oil and gas properties located in Pennsylvania and West Virginia, and certain other assets. Due to the excess fair value of the assets compared to the purchase price of the transaction and the Company’s intention to sell the oil and gas properties, Delta recorded a $5.8 million extraordinary gain, net of tax, during the nine months ended September 30, 2006.
In May 2006, DHS acquired two rigs (“Rig 12” and “Rig 14”) in conjunction with the acquisition of C&L Drilling Company, Inc. for a purchase price of approximately $16.7 million. The rigs are currently under contract to third party operators and working in California and Utah.
On July 18, 2006, DHS purchased a National 55 drilling rig (“Rig 17”) for $7.25 million. The rig is a 1,000 horsepower rig with a depth rating of 12,500 feet. The rig is expected to be placed into service during the fourth quarter 2006.
Historical Cash Flow
Our cash flow from operating activities increased from $25.4 million for the nine months ended September 30, 2005 to $28.2 million for the nine months ended September 30, 2006, primarily as a result of increased production and higher realized oil and natural gas prices. Our net cash used in investing activities decreased to $138.7 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of $244.4 million for the year earlier period. The decrease in cash used in investing activities is primarily due to the $80.7 million in proceeds received for sales of oil and gas properties during 2006. Cash provided by financing activities was $114.9 million for the nine months ended September 30, 2006 compared to $241.7 million for the comparable prior year period. Cash provided by financing activities was higher in 2005 primarily due to the proceeds from the $150.0 million senior note offering.

Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Armstrong acquisition	$40,103	$—
Castle	33,648	—
Savant acquisition	—	85,810
Manti	—	59,700
Columbia River Basin	—	18,255
Washington County South and North Tongue	—	2,005
Other	19,739	4,391

Other development costs	123,351	90,704
Drilling and trucking costs	58,890	45,529
Dry hole costs	1,633	1,862
Exploration costs	3,402	5,723

	$280,766	$313,979

FUNDING SOURCES:
Cash flow provided by operating activities	$28,224	$25,384
Stock issued for cash upon exercised options	3,183	138
Stock issued for cash, net	33,870	94,999
Net long-term borrowings	77,818	146,554
Minority interest contributions	9,018	14,800
Proceeds from sale of oil and gas properties	80,712	28,981
Other	(1,508)	1,276

	$231,327	$312,132

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
In June 2006, the Company completed the sale of certain properties located in Pointe Coupee Parish, Louisiana, for cash consideration of $8.9 million, with an effective date of May 1, 2006. The transaction resulted in a net gain on sale of oil and gas properties of $596,000. The pre-tax income from discontinued operations of these oil and gas properties was approximately zero and $607,000 for the three and nine month periods ended September 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and gain (loss) relating to the sale of the Louisiana property interests have been reflected as discontinued operations.
On August 11, 2006, the Company sold certain non-operated East Texas interests for sales proceeds of $14.6 million and a gain of $9.8 million ($6.1 million net of tax). The pre-tax income from discontinued operations of these assets was $152,000 and $846,000 for the three and nine month periods ended September 30, 2006 and $565,000 and $1.5 million for the three and nine month periods ended September 30, 2005, respectively.

On August 21, 2006, the Company completed the sale of the properties acquired with the Castle acquisition in April 2006. During the three months ended June 30, 2006 the Company recorded a $6.1 million extraordinary gain in accordance with SFAS No. 141. During the three months ended September 30, 2006 the extraordinary gain was adjusted by $323,000 to true-up the gain for final proceeds and settlement statement items. The net pre-tax loss from discontinued operations of these assets was $160,000 and $14,000 for the three and nine month periods September 30, 2006 and zero for the same periods in the prior year.
Also included in discontinued operations are the results from the Company’s Kansas properties and certain properties in Oklahoma that were held for sale at September 30, 2006. The pre-tax income from discontinued operations of these oil and gas properties was approximately $218,000 and $676,000 for the three and nine month periods ended September 30, 2006 and approximately $984,000 and $3.6 million for the three and nine month periods ended September 30, 2005.
Contractual and Long Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at September 30, 2006	1 year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,500	21,000	21,000	41,533	94,033
Credit facility	—	105,000	—	—	105,000
DHS credit facility	750	21,341	18,018	34,891	75,000
Derivative liability	—	—	—	—	—
Abandonment retirement obligation	367	558	448	8,574	9,946
Operating leases	2,805	5,498	3,148	3,341	14,792
Other debt obligations	37	52	—	—	89

Total contractual cash obligations	$14,459	$153,449	$42,613	$238,339	$448,860

          7% Senior Unsecured Notes, due 2015
On March 15, 2005, we issued 7% senior unsecured notes for an aggregate face amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants may limit management’s discretion in operating our business.
          Credit Facility
During the quarter ended June 30, 2006, the Company’s borrowing base was increased to $120.0 million. At September 30, 2006, our $200.0 million credit facility had $105.0 million outstanding and approximately $14.2 million available. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The loan is collateralized by substantially all of our oil and gas properties. We are required to meet certain financial covenants which include a current ratio of 1 to 1 (adjusted for availability under our credit facility and excluding current derivative instruments) and a consolidated debt to adjusted EBITDAX (Earnings before interest, taxes, depreciation, amortization and exploration) ratio of less than 3.0 to 1. At September 30, 2006, we were not in compliance with our quarterly debt covenants and restrictions but obtained a waiver from the banks for the quarter ended September 30, 2006.
Subsequent determinations of the borrowing base will be made at least semi-annually on April 1 and October 1 of each year or as special redeterminations. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility. The April 1, 2006 redetermination resulted in no changes to our borrowing base; however, in June 2006, a special redetermination resulted in an increase of our borrowing base to $120.0 million.
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
          Credit Facility – DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A. Proceeds from the $75.0 million initial draw were used to pay off the Guggenheim term loan, complete the acquisition of C&L Drilling, finance additional capital expenditures and pay transaction expenses. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.00 to 1.00 (increasing to 4.50 to 1.00 for the fiscal quarters ending June 30, 2007 through December 31, 2007 and increasing again to 5.00 to 1.00 for fiscal quarters ending March 31, 2008 and thereafter). Financing fees of $2.3 million were incurred in conjunction with the facility and will be amortized over the life of the loan. The facility has a $25 million mandatory delayed draw feature which expires in May 2007 and on which DHS pays a 1% commitment fee until drawn. The facility matures in 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year. The facility is non-recourse to Delta. At September 30, 2006, DHS was in compliance with its quarterly debt covenants and restrictions.
          Term Loan – DHS
On May 4, 2006, DHS used proceeds from the JP Morgan credit facility to pay off the remaining balance of the previously outstanding term loan of approximately $41.0 million.
          Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of this obligation will not occur during the next five years.

Our corporate office in Denver, Colorado is under an operating lease which will expire in 2014. Our average yearly payments approximate $983,000 over the life of the lease. We have additional operating lease commitments which represent office equipment leases and short term debt obligations primarily relating to field vehicles and equipment.
Derivative instruments had a positive fair market value at September 30, 2006 and thus no obligation was shown. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our hedges.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision attributable to developed properties for the three and nine months ended September 30, 2005. However, during the three months ended September 30, 2006, an impairment of $10.0 million was recorded on certain of the Company’s eastern Colorado properties primarily due to lower Rocky Mountain natural gas prices. In addition, an impairment of $1.0 million was recorded on certain Oklahoma properties that are held for sale at September 30, 2006. During the remainder of 2006, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.

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
The net fair value of our derivative instruments was a $6.2 million asset at September 30, 2006 and a $4.8 million asset on November 6, 2006.
Assuming production and the percent of oil and gas sold remained unchanged for the nine months ended September 30, 2006, a hypothetical 10% decline in the average market price the Company realized during the nine months ended September 30, 2006 on unhedged production would reduce the Company’s oil and natural gas revenues by approximately $3.2 million on a quarterly basis.
Interest Rate Risk
We were subject to interest rate risk on $180.0 million of variable rate debt obligations at September 30, 2006. The annual effect of a 10% change in interest rates would be approximately $1.4 million. The interest rate on these variable debt obligations approximates current market rates as of September 30, 2006.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We and Amber are among the current lessees of the thirty-six leases that are the subject of the ruling. The government has filed a motion for reconsideration of this ruling as it relates to amounts that we would be entitled to receive, and discovery on the issues presented is currently in progress. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, 2005, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.
Options Inquiries
On June 16, 2006 we received a subpoena from the U.S. Attorney for the Southern District of New York (the “US Attorney”) requesting records from 1996 to the present relating to our granting of stock options. On June 28, 2006, the staff of the Securities and Exchange Commission (SEC) asked for our voluntary cooperation in connection with the SEC’s informal inquiry into our stock option grants and stock option practices. We believe that these inquiries are the result of having been identified in a third party report dated May 16, 2006 as statistically being at risk for possibly backdating option grants to executive officers. On May 22, 2006, in response to the third party report, our Board of Directors created a special committee comprised of independent directors to conduct an independent review of our historical stock option practices and related accounting as they pertain to possible backdating of options. The special committee is being assisted by independent legal counsel and advisors. We have cooperated fully, and intend to continue to cooperate fully, with the US Attorney and the SEC.

Shareholder Derivative Suits
During September and October of 2006, three separate shareholder derivative actions were filed on our behalf in US District Court for the District of Colorado relating to the options backdating issue. The first action, brought derivatively by Leon Britton, was filed on September 11, 2006 and names most of our executive officers, all of our current directors and certain of our former directors as defendants (and us as a nominal defendant). The second action, brought derivatively by Charles W. Hamberger, was filed on September 27, 2006 and names most of our executive officers and all of our current directors as defendants (and us as a nominal defendant). The third action, brought derivatively by William Varner, was filed on October 10, 2006 and names the same defendants as the second action.
The three actions were consolidated into a single action on October 30, 2006 and no consolidated complaint has yet been filed, but the existing complaints all allege that the named defendant officers and directors breached certain of their fiduciary duties to us and engaged in various types of misconduct in connection with certain stock option grants. Specifically, they allege that the defendant directors in their capacity as members of our Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated our stock option grants to make it appear as though they were granted on a prior date when our stock price was lower. All of the actions allege that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in our issuing materially inaccurate and misleading financial statements and caused us to incur substantial damages. The actions also seek to have the current and former officers and directors who are defendants disgorge to us certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.
Castle/Longs Trust Litigation
As a result of the acquisition of Castle Energy in April 2006, our wholly-owned subsidiary, DPCA, as successor to Castle, became party to Castle’s ongoing litigation with the Longs Trust in District Court in Rusk County, Texas. The Longs Trust litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Longs Trust is seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees in the amount of $964,000, plus prejudgment interest, have been granted by the trial court and upheld on appeal. We intend to vigorously defend the Longs Trust breach of contact claims. We have not accrued any recoveries associated with the judgment against the Longs Trust, but will do so when and if they are ultimately collected.
Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Transition Report on Form 10-K for the six months ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006 and incorporated herein by reference. Except as set forth below, there have been no material changes in our Risk Factors disclosed in our Transition Report on Form 10-K.
Risks Related to Options Inquiries
As discussed in Footnote 7 “Commitments and Contingencies” of the accompanying financial statements, and “Item 1. Legal Proceedings,” the Company is cooperating with inquiries commenced by the U.S. Attorney and the SEC into matters related to the Company’s stock option grant practices, and is the subject of a shareholder derivative suit related to these historical practices. Any adverse determination in these matters could adversely affect our business and results of operations. Further, the costs associated with this activity have been and may be expected to be significant, and the diversion of management time and attention from revenue generating activities to these matters may adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2006, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K, except as follows:
On July 1, 2006, we issued a total of 17,019 shares of our common stock as restricted stock grants to twelve new employees under our 2005 New Hire Plan.
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

Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits.
Exhibits are as follows:
10.1	Eighth Amendment to the Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated September 12, 2006. Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA PETROLEUM CORPORATION (Registrant)
By:	/s/ Roger A. Parker
Roger A. Parker
Chairman and Chief Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: November 8, 2006

EXHIBIT INDEX
Exhibit are as follows:
10.1	Eighth Amendment to the Credit Agreement between Delta Petroleum Corporation and the banks named therein, dated September 12, 2006. Filed herewith electronically

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically