Form 10-Q
period 2007-06-30
DELTA PETROLEUM CORP/CO
filed 2007-08-08
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16203
DELTA PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1060803 (I.R.S. Employer Identification No.)

370 17th Street, Suite 4300
Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
66,390,907 shares of common stock, $.01 par value per share, were outstanding as of August 1, 2007.

INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets – June 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations – Three Months Ended June 30, 2007 and 2006 (unaudited)	2

	Consolidated Statements of Operations – Six Months Ended June 30, 2007 and 2006 (unaudited)	3

	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss — Six Months Ended June 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

	Certificate of Incorporation of the Company, as amended
	Amended and Restated By-laws of the Company
	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee
	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees
	Form of Indenture, dated as of April 25, 2007, by and between the Company and certain subsidiary guarantors and U.S. Bank National Association, as trustee
	Form of 3 3/4% Convertible Senior Note due 2037

Underwriting Agreement relating to the Notes, dated April 19, 2007, among the Company, the subsidiary guarantors named in Schedule 2 thereto and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule 1 thereto.

Underwriting Agreement relating to the Common Stock, dated April 19, 2007, by and between the Company and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule 1 thereto

	Certification of CEO Pursuant to Section 302
	Certification of CFO Pursuant to Section 302
	Certification of CEO Pursuant to Section 18 USC Section 1350
	Certification of CFO Pursuant to Section 18 USC Section 1350
The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

i

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90,309	$7,666
Assets held for sale	239	5,397
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $100, respectively	27,798	29,503
Prepaid assets	7,488	4,384
Inventory	3,403	2,851
Derivative instruments	7,231	10,799
Other current assets	2,409	2,769

Total current assets	138,877	63,369

Property and equipment:
Oil and gas properties, successful efforts method of accounting
Unproved	223,689	218,380
Proved	658,730	591,149
Drilling and trucking equipment	149,524	136,038
Pipeline and gathering system	19,856	14,909
Other	14,407	13,983

Total property and equipment	1,066,206	974,459
Less accumulated depreciation and depletion	(220,740)	(132,814)

Net property and equipment	845,466	841,645

Long-term assets:
Derivative instruments	381	—
Deferred financing costs	9,430	6,928
Goodwill	7,747	7,747
Other long-term assets	10,902	6,723
Investment in unconsolidated affiliates	9,695	2,932

Total long-term assets	38,155	24,330

Total assets	$1,022,498	$929,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$816
Accounts payable	81,322	84,439
Other accrued liabilities	9,185	10,818
Deferred tax liability	—	2,893
Derivative instruments	—	613

Total current liabilities	91,507	99,579

Long-term liabilities:
7% Senior notes, unsecured	149,422	149,384
3 3/4% Senior convertible notes	115,000	—
Credit facility	—	118,000
Unsecured term loan	—	25,000
Credit facility – DHS	79,334	74,050
Asset retirement obligation and other debt, net	3,687	4,048
Deferred tax liability	10,390	3,660

Total long-term liabilities	357,833	374,142

Minority interest	27,223	27,390

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value:
authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value:
authorized 300,000,000 shares, issued 66,323,000 shares at June 30, 2007 and 53,439,000 at December 31, 2006	663	534
Additional paid-in capital	657,558	430,479
Accumulated other comprehensive income	8,309	4,865
Accumulated deficit	(120,595)	(7,645)

Total stockholders’ equity	545,935	428,233

Total liabilities and stockholders’ equity	$1,022,498	$929,344

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$31,524	$30,770
Contract drilling and trucking fees	14,108	12,931
Gain (loss) on effective derivative instruments, net	3,355	(3,008)

Total revenue	48,987	40,693

Operating expenses:
Lease operating expense	5,203	4,621
Transportation expense	759	135
Production taxes	1,805	1,833
Depreciation, depletion and amortization – oil and gas	17,388	13,187
Depreciation and amortization – drilling and trucking	5,581	3,940
Exploration expense	772	1,493
Dry hole costs and impairments	69,061	46
Drilling and trucking operations	9,552	7,590
General and administrative	12,928	8,785
Gain on sale of oil and gas properties	—	(47)

Total operating expenses	123,049	41,583

Operating loss	(74,062)	(890)

Other income and (expense):
Other income	436	176
Gain on ineffective derivative instruments, net	989	1,967
Minority interest	291	(328)
Interest and financing costs, net	(5,341)	(7,353)

Total other expense	(3,625)	(5,538)

Loss from continuing operations before income taxes and discontinued operations	(77,687)	(6,428)

Income tax expense (benefit)	12,945	(2,439)

Loss from continuing operations	(90,632)	(3,989)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	307	1,488
Gain (loss) on sale of discontinued operations, net of tax	(3,880)	636

Loss before extraordinary gain, net of tax	(94,205)	(1,865)

Extraordinary gain, net of tax	—	6,075

Net income (loss)	$(94,205)	$4,210

Basic income (loss) per common share:
Loss from continuing operations	$(1.45)	$(0.07)
Discontinued operations	(0.06)	0.03
Extraordinary gain, net of tax	—	0.12

Net income (loss)	$(1.51)	$0.08

Diluted income (loss) per common share:
Loss from continuing operations	$(1.45)	$(0.07)
Discontinued operations	(0.06)	0.03
Extraordinary gain, net of tax	—	0.12

Net income (loss)	$(1.51)	$0.08

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$56,528	$59,475
Contract drilling and trucking fees	30,402	23,045
Gain (loss) on effective derivative instruments, net	4,545	(4,782)

Total revenue	91,475	77,738

Operating expenses:
Lease operating expense	9,632	9,375
Transportation expense	1,681	739
Production taxes	3,338	3,367
Depreciation, depletion and amortization – oil and gas	34,774	24,551
Depreciation and amortization – drilling and trucking	10,715	6,464
Exploration expense	1,396	2,176
Dry hole costs and impairments	72,578	1,386
Drilling and trucking operations	20,016	13,493
General and administrative	24,473	17,196
Gain on sale of oil and gas properties	—	(18,916)

Total operating expenses	178,603	59,831

Operating income (loss)	(87,128)	17,907

Other income and (expense):
Other income	587	312
Gain on sale of investment in LNG	—	1,058
Gain (loss) on ineffective derivative instruments, net	(674)	8,543
Minority interest	308	(859)
Interest and financing costs, net	(12,936)	(12,847)

Total other expense	(12,715)	(3,793)

Income (loss) from continuing operations before income taxes and discontinued operations	(99,843)	14,114

Income tax expense	5,470	5,306

Income (loss) from continuing operations	(105,313)	8,808

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	905	2,496
Gain (loss) on sale of discontinued operations, net of tax	(8,542)	636

Income (loss) before extraordinary gain, net of tax	(112,950)	11,940

Extraordinary gain, net of tax	—	6,075

Net income (loss)	$(112,950)	$18,015

Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.81)	$0.17
Discontinued operations	(0.13)	0.06
Extraordinary gain, net of tax	—	0.12

Net income (loss)	$(1.94)	$0.35

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.81)	$0.17
Discontinued operations	(0.13)	0.06
Extraordinary gain, net of tax	—	0.11

Net income (loss)	$(1.94)	$0.34

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Comprehensive	Accumulated
	Shares	Amount	capital	income	loss	deficit	Total
	(In thousands)
Balance, January 1, 2007	53,439	$534	$430,479	$4,865		$(7,645)	$428,233

Comprehensive loss:
Net loss	—	—	—	—	$(112,950)	(112,950)	(112,950)
Other comprehensive income transactions, net of tax
Hedging gains reclassified to income upon settlement	—	—	—	(4,544)	(4,544)	—	(4,544)
Change in fair value of derivative hedging instruments	—	—	—	4,958	4,958	—	4,958
Tax effect of valuation allowance	—	—	—	3,030	3,030	—	3,030

Comprehensive loss					$(109,506)

Shares issued for oil and gas properties	1,229	12	23,753	—		—	23,765
Shares issued for cash, net of offering costs	9,898	99	196,442	—		—	196,541
Shares issued for cash upon exercise of options	71	1	260	—		—	261
Issuance and amortization of non-vested stock	1,686	17	6,305	—		—	6,322
Compensation on options vested	—	—	319	—		—	319

Balance, June 30, 2007	66,323	$663	$657,558	$8,309		$(120,595)	$545,935

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash flows operations activities:
Net income (loss)	$(112,950)	$18,015
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization – oil and gas	34,648	24,551
Depreciation and amortization – drilling and trucking	10,715	6,464
Depreciation, depletion and amortization – discontinued operations	825	3,278
Accretion of abandonment obligation	127	97
Stock option and non-vested stock compensation	6,866	2,099
Amortization of deferred financing costs	1,301	1,087
Amortization of bond discount	38	38
(Gain) loss on derivative contracts	674	(8,988)
Dry hole costs and impairment	71,585	292
Minority interest	(307)	859
Gain on sale of oil and gas properties	—	(19,939)
Gain on sale of investment in LNG	—	(1,058)
Loss on sale of discontinued operations	6,623	—
Extraordinary gain on Castle acquisition	—	(9,589)
DHS stock granted to management	140	140
Deferred income tax expense	7,476	10,713
Other	1,939	—
Net changes in operating assets and operating liabilities:
Decrease in trade accounts receivable	2,732	1,519
Increase in prepaid assets	(3,104)	(1,465)
Increase in inventory	(552)	(135)
Decrease in other current assets	335	47
Decrease in accounts payable trade	(2,649)	(1,698)
Increase (decrease) in other accrued liabilities	(1,750)	2,371

Net cash provided by operating activities	24,712	28,698

Cash flows from investing activities:
Additions to property and equipment	(126,856)	(107,234)
Acquisitions, net of cash acquired	(4,500)	(8,564)
Proceeds from sales of oil and gas properties	40,406	51,728
Proceeds from sales of equipment	760	—
Proceeds from sale of investment	49	—
Drilling and trucking capital expenditures	(14,974)	(43,394)
Minority interest holder contributions	—	9,018
Investment in unconsolidated affiliates	(4,250)	—
Change in note receivable from affiliate	(3,072)	—
(Increase) decrease in long-term assets	(110)	483

Net cash used in investing activities	(112,547)	(97,963)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	261	2,870
Stock issued for cash, net	196,541	33,870
Proceeds from borrowings	178,500	121,000
Payment of financing fees	(3,778)	(2,694)
Repayment of borrowings	(201,046)	(71,503)

Net cash provided by financing activities	170,478	83,543

Net increase in cash and cash equivalents	82,643	14,278

Cash at beginning of period	7,666	5,519

Cash at end of period	$90,309	$19,797

Supplemental cash flow information –
Common stock issued for the acquisition of oil and gas properties	$23,765	$47,333

Common stock issued for drilling and trucking equipment	$—	$8,294

Cash paid for interest and financing costs	$15,786	$13,459

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”).
(2) Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta, Amber Resources Company of Colorado (“Amber”), Piper Petroleum Company (“Piper”), CRB Partners, LLC (“CRBP”), PGR Partners, LLC (“PGR”), DHS Holding Company and DHS Drilling Company (collectively “DHS”), DPCA LLC (“DPCA”) and other subsidiaries with minimal net assets or activity (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation. As Amber is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods presented. The Company does not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
During June 2007, the Company acquired a 50% non-controlling ownership interest in Delta Oilfield Tank Company, LLC (“Delta Oilfield”) for cash consideration of $4.0 million. Delta Oilfield is accounted for using the equity method of accounting and is an unconsolidated affiliate of the Company.
In conjunction with the Delta Oilfield investment, the Company entered into an agreement to finance up to $9.0 million for construction of a plant expansion. As of June 30, 2007, the Company had advanced $3.1 million to Delta Oilfield under this agreement which is included in other long term assets in the accompanying consolidated balance sheets. The loan is payable quarterly in an amount equal to 75% of distributable cash, as defined, with any remaining balance due December 31, 2010.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures, including CRBP and PGR. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements.
Certain reclassifications have been made to amounts reported in previous years to conform to the current year presentation. Among other items, revenues and expenses on properties that were sold during the six months ended June 30, 2007 have been reclassified to income from discontinued operations for all periods presented. Such reclassifications had no effect on net income.
     Cash Equivalents
Cash equivalents consist of money market funds. The Company considers all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.
     Assets Held for Sale
Assets held for sale as of June 30, 2007 represent certain interests in Oklahoma that were designated by our Board of Directors to be sold within one year.
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
     Investment in LNG project
On March 30, 2006, the Company sold its long-term minority investment in a liquid natural gas (“LNG”) project for total proceeds of $2.1 million. The Company recorded a gain on sale of $1.1 million ($657,000 net of tax).
     Minority Interest
Minority interest represents the 50.6% (45% for Chesapeake Energy Corporation, 5.6% for DHS executive officers and management) investors of DHS at June 30, 2007 and December 31, 2006.
     Investment in Unconsolidated Affiliates
Investments in operating entities where the Company has the ability to exert significant influence, but does not control the operating and financial policies, are accounted for using the equity method and include the Company’s 50% investment in Delta Oilfield and other minor investments. The Company’s share of net income of these entities is recorded as other income in the consolidated statements of operations. Investments in operating entities where the Company does not exert significant influence are accounted for using the cost method, and income is only recognized when a distribution is received. These investments in unconsolidated affiliates are carried as a single amount in our consolidated balance sheets totaling $9.7 million and $2.9 million as of June 30, 2007 and December 31, 2006, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
     Revenue Recognition
     Oil and gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of June 30, 2007 and December 31, 2006, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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
Drilling equipment is recorded at cost or estimated fair value upon acquisition and depreciated on a component basis using the straight-line method over their estimated useful lives. Pipelines and gathering systems and other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
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
The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded an impairment provision of approximately $57.5 million for the six months ended June 30, 2007 primarily related to the Howard Ranch and Fuller fields in Wyoming ($37.5 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect. The Company recorded no impairment provision to developed properties for the six months ended June 30, 2006.
For undeveloped properties, the need for an impairment is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to undeveloped properties for the six months ended June 30, 2007 and 2006.
During the remainder of 2007, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
     Goodwill
Goodwill represents the excess of the cost of the acquisitions by DHS of C&L Drilling in May 2006, Rooster Drilling in March 2006, and Chapman Trucking in November 2005 over the fair value of the assets and liabilities acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test is performed at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). No impairment of goodwill was indicated as a result of the Company’s impairment test performed during the third quarter of 2006. The annual goodwill impairment test will be performed during the third quarter of 2007.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2007 to June 30, 2007 (amounts in thousands):

Asset retirement obligation – January 1, 2007	$4,442
Accretion expense	126
Change in estimate	—
Obligations acquired	442
Obligations settled	—
Obligations on sold properties	(877)

Asset retirement obligation – June 30, 2007	4,133
Less: Current asset retirement obligation	(446)

Long-term asset retirement obligation	$3,687

     Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(94,205)	$4,210	$(112,950)	$18,015
Other comprehensive income (transactions)
Hedging (gains) losses reclassified to income upon settlement, net of tax benefit of zero, $1,081, zero, and $1,750, respectively	(3,353)	1,776	(4,544)	2,881
Change in fair value of derivative hedging instruments, net of tax benefit of zero, $1,078, zero and $1,372, respectively	3,192	(1,769)	4,958	(2,254)
Tax effect of valuation allowance	3,241	—	3,030	—

	3,080	7	3,444	627

Comprehensive income (loss)	$(91,125)	$4,217	$(109,506)	$18,642

     Financial Instruments
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. All transactions are accounted for in accordance with requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to gain (loss) on effective derivative instruments as the associated production occurs.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
At June 30, 2007, the Company’s outstanding derivative contracts were collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production.
Derivative contracts that do not qualify or are not designated for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as a component of other income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts are an effective component of commodity price risk activities.
The following table summarizes our open derivative contracts at June 30, 2007 and indicates those that qualify for hedge accounting and those that do not qualify for hedge accounting:

						Net Fair Value
			Price Floor /			Asset at
Commodity	Volume		Price Ceiling	Term	Index	June 30, 2007
						(In thousands)
Contracts that qualify for hedge accounting
Natural gas	15,000	MMBtu / day	$6.00 / $8.45	July ’07 - Sept ’07	CIG	3,115
Natural gas	15,000	MMBtu / day	$7.00 / $9.15	Oct ’07 - Dec ’07	CIG	2,734

Contracts that do not qualify for hedge accounting
Natural gas	10,000	MMBtu / day	$7.00 / $11.40	July ’07 - Sept ’07	NYMEX-H HUB	381
Natural gas	10,000	MMBtu / day	$7.00 / $16.30	Oct ’07 - Dec ’07	NYMEX-H HUB	476
Natural gas	15,000	MMBtu / day	$6.50 / $8.30	Jan ’08 - Dec ’08	CIG	906

						$7,612

The net fair value of the Company’s derivative instruments was an asset of approximately $7.6 million at June 30, 2007 and an asset of $7.4 million on August 1, 2007.
The net gains (losses) on effective derivative instruments recognized in the Company’s statements of operations were $3.4 million and ($3.0) million for the three months ended June 30, 2007 and 2006, respectively, and $4.5 million and ($4.8) million for the six months ended June 30, 2007 and 2006, respectively. These gains (losses) are recorded as an increase or (decrease) in revenues.
In March 2007, the Company cash settled its remaining 2007 oil hedges for proceeds of approximately $2.3 million. Of this amount, approximately $683,000 was recorded as an increase to revenue during the three months ended June 30, 2007 and the remainder will be recorded during 2007 in the time periods production was scheduled to occur.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
Effective July 1, 2007, the Company elected to discontinue cash flow hedge accounting on a prospective basis. Beginning July 1, 2007, the Company will recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. The net derivative gains in accumulated other comprehensive income as of June 30, 2007 related to those derivatives that were previously accounted for under hedge accounting will be reclassified to earnings as the original hedged transactions occur. The accumulated other comprehensive income balance at June 30, 2007 was $8.3 million, all of which is expected to be reclassified into earnings within the next twelve months.
In July 2007, the Company entered into WTI crude oil collar contracts for fourth quarter 2007 production and 2008 oil production on 1,200 Bbls per day. The floor price is $65.00 and the ceiling price ranges from $80.35 for the fourth quarter 2007 to $79.83 for the fourth quarter 2008.
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
In December 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective July 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of zero and $335,000, relating to employee provided services during the three months ended June 30, 2007 and 2006, respectively, and $319,000 and $808,000 for the six months ended June 30, 2007 and 2006, respectively.
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
Incentive awards under the 2007 Plan may include non-qualified or incentive stock options, limited appreciation rights, tandem stock appreciation rights, phantom stock, restricted shares, stock bonuses or cash bonuses. Options issued to date under the Company’s various incentive plans have been non-qualified stock options as defined in such plans.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(2) Summary of Significant Accounting Policies, Continued
Exercise prices for options outstanding under the Company’s various plans as of June 30, 2007 ranged from $1.75 to $15.46 per share and the weighted-average remaining contractual life of those options was 4.13 years. The Company has not issued stock options since the adoption of SFAS No. 123R. At June 30, 2007, the Company had 2,273,776 options outstanding.
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
The performance share grants were valued at $18.4 million, in the aggregate, with derived service periods over which the value of each tranche will be expensed ranging from 1 to 5 years. Equity compensation of $3.1 million related to the performance share grants was included in general and administrative expense during the six months ended June 30 2007.
     Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are recorded based on the “more likely than not” requirements of SFAS No. 109, and to the extent this threshold is not met, a valuation allowance is recorded.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
     (2) Summary of Significant Accounting Policies, Continued
     Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted income (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, convertible debt, stock options, restricted stock and warrants. (See Footnote 9, “Income (Loss) Per Share”).
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
     Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS No. 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for the fiscal year commencing January 1, 2008. The Company has not yet completed its assessment of how adoption of this pronouncement may impact the Company’s financial position or results of operations.
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
Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2007, no adjustments were recognized for uncertain tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.
The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(3) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $13.7 million and $12.5 million at June 30, 2007 and December 31, 2006, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
The Company and its 92% owned subsidiary, Amber Resources, are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company’s offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.
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
On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. This order does not include the lease that is the subject of the motion for reconsideration discussed above. The government has appealed the order of final judgment and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court’s rulings that they cannot recover their and their predecessors’ sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted.
     Acquisitions During the Six Months Ended June 30, 2007
On June 8, 2007, the Company issued 475,000 shares of common stock valued at approximately $9.9 million using the 5-day average closing price to acquire an additional interest in one well already owned and operated by the Company, and an additional interest in a non-operated property, both located in Polk County, Texas.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(3) Oil and Gas Properties, Continued
On March 9, 2007, the Company issued 754,000 shares of common stock valued at approximately $13.8 million using the 5-day average closing price for additional interests in two wells already owned and operated by the Company located in Polk County, Texas.
On March 1, 2007, the Company paid $3.5 million for interests in producing properties and 39,000 undeveloped net acres in Fremont County, Wyoming.
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
On March 30, 2007, the Company completed the sale of certain non-core properties located in New Mexico and East Texas for cash consideration of approximately $31.5 million, prior to customary purchase price adjustments. The sale resulted in a loss of approximately $10.8 million.
On March 27, 2007, the Company completed the sale of certain non-core properties located in Australia for cash consideration of approximately $6.0 million. The sale resulted in an after-tax gain of $2.0 million.
On January 10, 2007, the Company completed the sale of certain non-core properties located in Padgett field, Kansas for cash consideration of $5.6 million. The transaction resulted in a gain on sale of properties of $297,000.
On August 21, 2006, the Company completed the sale of the properties acquired with the Castle acquisition in April 2006. During the three months ended June 30, 2006 the Company recorded a $6.1 million extraordinary gain in accordance with SFAS No. 141.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(3) Oil and Gas Properties, Continued
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
The following table shows the total revenues and income included in discontinued operations for the above mentioned oil and gas properties for the three and six month periods ended June 30, 3007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues	$(68)	$5,699	$2,757	$10,916

Income from discontinued operations	$10	$2,396	$991	$4,002
Income tax benefit (expense)	297	(908)	(86)	(1,506)

Income from discontinued operations, net of tax	$307	$1,488	$905	$2,496

(4) DHS Drilling Operations
On March 5, 2007, DHS purchased a Mid Continent Unit 36AE drilling rig (“Rig 18”) for cash consideration of $7.6 million funded with borrowings on the DHS credit facility. The rig is an 800 horsepower rig with a depth rating of 10,500 feet. The rig is currently operating in the Rocky Mountain Region.
(5) Long Term Debt
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate amount of $150.0 million, which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was not in default (as defined in the indenture) under the indenture as of June 30, 2007. (See Footnote 10, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at June 30, 2007 was approximately $133.5 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(5) Long Term Debt, Continued
     3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2007. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, the Company will have the option to deliver shares of common stock, cash or a combination of cash and shares of common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require the Company to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause its wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue its corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws. The fair value of the Notes at June 30, 2007 was approximately $114.5 million.
     Credit Facility
In the fourth quarter of 2006, the Company amended its credit facility with JP Morgan Chase Bank, N.A. At June 30, 2007, the $250.0 million credit facility had an available borrowing base of approximately $130.0 million (increased to $140.0 million in August 2007) with zero outstanding. On April 25, 2007, the credit facility was paid in full with a portion of the proceeds from the Company’s equity and debt offerings. The borrowing base is redetermined semiannually and can be increased with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The loan is collateralized by substantially all of the Company’s oil and gas properties. The Company is required to meet certain financial covenants for the quarter ended June 30, 2007 which include a current ratio of 1 to 1, net of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.25 to 1 for the quarter ended June 30, 2007, 4.0 to 1 for the quarters ending September 30 and December 31, 2007, and 3.75 to 1 for the end of each quarter thereafter. The financial covenants only include subsidiaries which the Company owns 100%. At June 30, 2007, the Company was in compliance with its quarterly debt covenants and restrictions.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(5) Long Term Debt, Continued
     Credit Facility – DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A and initially borrowed $75.0 million. The facility had a delayed draw feature that was utilized during the three months ended March 31, 2007 to borrow an additional $15 million of which $9.5 million has been subsequently repaid. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.50 to 1.00 (with such ratio increasing to 5.00 to 1.00 for the fiscal quarters ending March 31, 2008 and thereafter). The facility matures on May 4, 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year, although no such payment was required in April 2007. The facility is non-recourse to Delta. At June 30, 2007, DHS was in compliance with its quarterly debt covenants and restrictions.
     Five Year Maturities of Long-Term Debt
Borrowing availability under the Delta bank credit facility at June 30, 2007 was approximately $130.0 million and zero under the DHS facility. Maturities of long-term debt, in thousands of dollars based on contractual terms, are as follows:

YEAR ENDING June 30,
2008	$1,000
2009	14,966
2010	11,610
2011	10,333
2012	42,425
Thereafter	265,000

$345,334

(6) Commitments and Contingencies
Shareholder Derivative Suits
Within the past two years, there has been significant focus on corporate governance and accounting practices in the grant of equity based awards to executives and employees of publicly traded companies, including the use of market hindsight to select award dates to favor award recipients. After being identified in a third-party report as statistically being at risk for possibly backdating option grants, in May 2006 the Company’s Board of Directors created a special committee comprised of outside directors of the Company. The special committee, which was advised by independent legal counsel and advisors, undertook a comprehensive review of the Company’s historical stock option practices and related accounting treatment. In June 2006 the Company received a subpoena from the U.S. Attorney for the Southern District of New York and an inquiry from the staff of the SEC related to the Company’s stock option grants and related practices. The special committee of the Company’s Board of Directors reported to the Board that, while its review revealed deficiencies in the documentation of the Company’s option grants in prior years, there was no evidence of option backdating or other misconduct by the

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(6) Commitments and Contingencies, Continued
Company’s executives or directors in the timing or selection of the Company’s option grant dates, or that would cause the Company to conclude that its prior accounting for stock option grants was incorrect in any material respect. The Company provided the results of the internal investigation to the U.S. Attorney and to the SEC in August 2006, and has been orally informed through counsel that the US Attorney has closed the matter. The Company further believes that the SEC has also closed its informal inquiry.
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
(7) Stockholders’ Equity
     Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of June 30, 2007 and December 31, 2006, no preferred stock was issued.
     Common Stock
On June 8, 2007, the Company issued 475,000 shares of common stock valued at approximately $9.9 million to acquire an additional interest in one well already owned and operated by the Company, and an additional interest in a non-operated property, both located in Polk County, Texas.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(7) Stockholders’ Equity, Continued
On April 25, 2007, the Company received net proceeds of $140.3 million from a public offering of 7,130,000 shares of the Company’s common stock.
On March 9, 2007, the Company issued 754,000 shares of common stock valued at approximately $13.8 million to acquire additional interests in two wells already owned and operated by the Company located in Polk County, Texas.
On February 9, 2007, the Company issued 1.5 million non-vested shares as executive performance share grants to the Company’s four executive officers that provide that the shares of common stock awarded will vest if the market price of Delta stock reaches and maintains certain price levels (See Footnote 2, “Summary of Significant Accounting Policies”).
On January 25, 2007, the Company received net proceeds of $56.4 million from a public offering of 2,768,000 shares of the Company’s common stock.
(8) Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax expense (benefit) attributable to income (loss) from continuing operations was $12.9 million and ($2.4) million, for the three months ended June 30, 2007 and 2006, respectively, and $5.5 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the six months ended June 30, 2007, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that as of June 30, 2007 the Company no longer meets the “more likely than not” requirement of SFAS No. 109 in order to recognize deferred tax assets. Accordingly, for the three and six months ended June 30, 2007, the Company recorded in income tax expense an additional valuation allowance of $44.9 million offsetting the Company’s deferred tax assets. The Company’s deferred tax assets consist primarily of net operating loss carryforwards that expire between 2007 and 2027. The recognition of the valuation allowance does not affect the Company’s ability to utilize its net operating loss carryforwards to offset future taxable income.
During the remainder of 2007 and beyond, the Company will continue to assess the realizability of its deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, contemplated transactions occur or tax planning strategies change, the amount of the deferred tax asset considered more likely than not to be realizable could be increased. Such a change in the assessment of realizability could result in a decrease to the valuation allowance and corresponding income tax benefit, both of which could be significant.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(8) Income Taxes, Continued
Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2007, no adjustments were recognized for uncertain tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.
The tax years 2003 through 2006 for federal returns and 2002 through 2006 for state returns remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.
(9) Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007		2006	2007		2006
	(In thousands, except per share amounts)
Net income (loss)		$(94,205)	$4,210		$(112,950)	$18,015

Basic weighted-average common shares outstanding		62,417	52,371		58,348	51,037
Add: dilutive effects of stock options and unrestricted stock grants		*	1,357		*	1,444
Add: dilutive effect of 3 3/4% Convertible Notes using the if-converted method		*	—		*	—

Diluted weighted-average common shares outstanding		62,417	53,728		58,348	52,481

Basic net income (loss) per common share		$(1.51)	$.08		$(1.94)	$.35

Diluted net income (loss) per common share*	$	N/A	$.08	$	N/A	$.34

*	Potentially dilutive securities outstanding of 6,064 at June 30, 2007 were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 (in thousands).
Condensed Consolidated Balance Sheet
June 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$110,477	$1,140	$27,260	$—	$138,877

Property and equipment:
Oil and gas properties	818,161	422	68,247	(4,411)	882,419
Drilling rigs and trucks	595	—	148,929	—	149,524
Other	28,606	4,320	1,337	—	34,263

Total property and equipment	847,362	4,742	218,513	(4,411)	1,066,206

Accumulated DD&A	(188,660)	(116)	(31,964)	—	(220,740)

Net property and equipment	658,702	4,626	186,549	(4,411)	845,466

Investment in subsidiaries	75,590	—	—	(75,590)	—
Other long-term assets	25,192	3,767	9,196	—	38,155

Total assets	$869,961	$9,533	$223,005	$(80,001)	$1,022,498

Current liabilities	$81,985	$362	$9,160	$—	$91,507

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	262,622	1,800	89,724	—	354,146
Asset retirement obligation and other debt	3,580	9	98	—	3,687

Total long-term liabilities	266,202	1,809	89,822	—	357,833

Minority interest	27,223	—	—	—	27,223

Stockholders’ equity	494,551	7,362	124,023	(80,001)	545,935

Total liabilities and stockholders’ equity	$869,961	$9,533	$223,005	$(80,001)	$1,022,498

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(10) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$35,521	$2,447	$25,401	$—	$63,369
Property and equipment:
Oil and gas properties	763,126	444	58,078	(12,119)	809,529
Drilling rigs and trucks	595	—	135,443	—	136,038
Other	23,435	4,320	1,137	—	28,892

Total property and equipment	787,156	4,764	194,658	(12,119)	974,459

Accumulated DD&A	(112,691)	(119)	(20,004)	—	(132,814)

Net property and equipment	674,465	4,645	174,654	(12,119)	841,645

Investment in subsidiaries	66,366	—	—	(66,366)	—
Other long-term assets	11,424	3,521	9,385	—	24,330

Total assets	$787,776	$10,613	$209,440	$(78,485)	$929,344

Current liabilities	$88,344	$1,200	$10,035	$—	$99,579

Long-term liabilities
Long-term debt, derivative instruments, and other	283,695	1,600	84,799	—	370,094
Asset retirement obligation and other debt	3,956	9	83	—	4,048

Total long-term liabilities	287,651	1,609	84,882	—	374,142

Minority interest	27,390	—	—	—	27,390

Stockholders’ equity	384,391	7,804	114,523	(78,485)	428,233

Total liabilities and stockholders’ equity	$787,776	$10,613	$209,440	$(78,485)	$929,344

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$33,860	$140	$22,241	$(7,254)	$48,987

Operating expenses:
Oil and gas expenses	7,604	45	118	—	7,767
Depreciation and depletion	16,462	(8)	6,515	—	22,969
Exploration expense	745	27	—	—	772
Drilling and trucking operations	—	—	14,287	(4,735)	9,552
Dry hole, abandonment and impaired	69,061	—	—	—	69,061
General and administrative	11,856	28	1,044	—	12,928

Total expenses	105,728	92	21,964	(4,735)	123,049

Operating income (loss)	(71,868)	48	277	(2,519)	(74,062)

Other income and (expenses)	(2,544)	16	(1,388)	291	(3,625)
Income tax benefit (expense)	(13,284)	—	339	—	(12,945)
Income from discontinued operations, net of tax	307	—	—	—	307
Loss on sale of discontinued operations, net of tax	(3,880)	—	—	—	(3,880)

Net income (loss)	$(91,269)	$64	$(772)	$(2,228)	$(94,205)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(10) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$26,315	$802	$20,036	$(6,460)	40,693

Operating expenses:
Oil and gas expenses	6,188	152	249	—	6,589
Depreciation and depletion	12,991	110	4,026	—	17,127
Exploration expense	1,493	—	—	—	1,493
Drilling and trucking operations	—	—	11,031	(3,441)	7,590
Dry hole, abandonment and impaired	46	—	—	—	46
General and administrative	7,967	150	668	—	8,785
Gain on sale of oil and gas properties	(47)	—	—	—	(47)

Total expenses	28,638	412	15,974	(3,441)	41,583

Operating income (loss)	(2,323)	390	4,062	(3,019)	(890)

Other income and (expenses)	(2,468)	1	(2,743)	(328)	(5,538)
Income tax (expense) benefit	2,439	—	—	—	2,439
Income from discontinued operations, net of tax	2,124	—	—	—	2,124
Extraordinary gain, net of tax	—	6,075	—	—	6,075

Net income (loss)	$(228)	$6,466	$1,319	$(3,347)	$4,210

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$59,926	$(449)	$43,832	$(11,834)	$91,475

Operating expenses:
Oil and gas expenses	14,039	(85)	697	—	14,651
Depreciation and depletion	33,404	(167)	12,252	—	45,489
Exploration expense	1,369	27	—	—	1,396
Drilling and trucking operations	—	—	27,439	(7,423)	20,016
Dry hole, abandonment and impaired	72,578	—	—	—	72,578
General and administrative	23,142	(595)	1,926	—	24,473

Total expenses	144,532	(820)	42,314	(7,423)	178,603

Operating income (loss)	(84,606)	371	1,518	(4,411)	(87,128)

Other income and (expenses)	(9,909)	60	(3,174)	308	(12,715)
Income tax benefit (expense)	(5,829)	—	359	—	(5,470)
Income from discontinued operations, net of tax	905	—	—	—	905
Loss on sale of discontinued operations, net of tax	(8,542)	—	—	—	(8,542)

Net income (loss)	$(107,981)	$431	$(1,297)	$(4,103)	$(112,950)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(10) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$52,423	$1,342	$34,609	$(10,636)	77,738

Operating expenses:
Oil and gas expenses	12,962	242	277	—	13,481
Depreciation and depletion	24,343	152	6,520	—	31,015
Exploration expense	2,173	—	3	—	2,176
Drilling and trucking operations	—	—	19,048	(5,555)	13,493
Dry hole, abandonment and impaired	1,386	—	—	—	1,386
General and administrative	15,404	167	1,625	—	17,196
Gain on sale of oil and gas properties	(18,916)	—	—	—	(18,916)

Total expenses	37,352	561	27,473	(5,555)	59,831

Operating income (loss)	15,071	781	7,136	(5,081)	17,907

Other income and (expenses)	963	2	(3,899)	(859)	(3,793)
Income tax expense	(5,306)	—	—	—	(5,306)
Income from discontinued operations, net of tax	3,132	—	—	—	3,132
Extraordinary gain, net of tax	—	6,075	—	—	6,075

Net income (loss)	$13,860	$6,858	$3,237	$(5,940)	$18,015

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$12,895	$273	$11,544	$24,712
Investing activities	(84,748)	(1,362)	(26,437)	(112,547)
Financing activities	153,942	—	16,536	170,478

Net increase in cash and cash equivalents	82,089	(1,089)	1,643	82,643

Cash at beginning of the period	2,282	1,637	3,747	7,666

Cash at the end of the period	$84,371	$548	$5,390	$90,309

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$22,857	$(340)	$6,181	$28,698
Investing activities	(73,502)	21,810	(46,271)	(97,963)
Financing activities	51,239	(19,261)	51,565	83,543

Net increase (decrease) in cash and cash equivalents	594	2,209	11,475	14,278

Cash at beginning of the period	1,949	216	3,354	5,519

Cash at the end of the period	$2,543	$2,425	$14,829	$19,797

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(11) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and six months ended June 30, 2007 and 2006:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
Three Months Ended June 30, 2007
Revenues from external customers	$34,879	$14,108	$—	$48,987
Inter-segment revenues	—	7,254	(7,254)	—

Total revenues	$34,879	$21,362	$(7,254)	$48,987

Operating income (loss)	$(72,017)	$474	$(2,519)	$(74,062)

Other expense[1]	(2,527)	(1,389)	291	(3,625)

Income (loss) from continuing operations, before tax	$(74,544)	$(915)	$(2,228)	$(77,687)

Three Months Ended June 30, 2006
Revenues from external customers	$27,762	$12,931	$—	$40,693
Inter-segment revenues	—	6,460	(6,460)	—

Total revenues	$27,762	$19,391	$(6,460)	$40,693

Operating income (loss)	$(1,651)	$3,779	$(3,018)	$(890)

Other income and (expense)[1]	(2,467)	(2,743)	(328)	(5,538)

Income (loss) from continuing operations, before tax	$(4,118)	$1,036	$(3,346)	$(6,428)

Six Months Ended June 30, 2007
Revenues from external customers	$61,073	$30,402	$—	$91,475
Inter-segment revenues	—	11,834	(11,834)	—

Total revenues	$61,073	$42,236	$(11,834)	$91,475

Operating income (loss)	$(84,923)	$2,206	$(4,411)	$(87,128)

Other expense[1]	(9,849)	(3,174)	308	(12,715)

Income (loss) from continuing operations, before tax	$(94,772)	$(968)	$(4,103)	$(99,843)

Six Months Ended June 30, 2006
Revenues from external customers	$54,693	$23,045	$—	$77,738
Inter-segment revenues	—	10,637	(10,637)	—

Total revenues	$54,693	$33,682	$(10,637)	$77,738

Operating income (loss)	$16,384	$6,604	$(5,081)	$17,907

Other income and (expense)[1]	965	(3,899)	(859)	(3,793)

Income (loss) from continuing operations, before tax	$17,349	$2,705	$(5,940)	$14,114

1	Includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.

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
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2006, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both crude oil and natural gas;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, market, develop and produce new properties;

•	plans with respect to divestiture of oil and gas properties;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids; and

•	ability to fully utilize income tax operating loss and credit carry-forwards.
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
Recent Developments
•	Primarily due to continued success from our Piceance Basin and Austin Chalk drilling activities, our production from continuing operations increased 17% to 4.2 Mmcfe, compared to 3.6 Mmcfe for the comparable prior year quarter and increased 11% to 7.8 Mmcfe, compared to 7.0 Mmcfe for the comparable prior year six month period.

•	On April 25, 2007, we completed debt and equity offerings for net proceeds of $251.9 million, of which a portion was used to repay in full our JP Morgan credit facility. The remaining proceeds will be used to fund our capital development program.

•	During June 2007, we acquired a 50% non-controlling ownership interest in Delta Oilfield Tank Company, LLC (“Delta Oilfield”) for cash consideration of $4.0 million. Delta Oilfield is an oilfield equipment manufacturing company located in Ft. Morgan, Colorado that will help ensure frac tank availability for our drilling program and provide us the opportunity to benefit from strong frac tank demand.
The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2007 and 2006. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.
Results of Operations
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
Net Income (loss). Net loss was $94.2 million, or $1.51 per diluted common share, for the three months ended June 30, 2007, compared to net income of $4.2 million, or $.08 per diluted common share, for the three months ended June 30, 2006. Loss from continuing operations increased from $4.0 million for the three months ended June 30, 2006 to $90.6 million for the three months ended June 30, 2007, due primarily to significant dry hole costs and impairments, higher depreciation, depletion, and amortization expense and increased general and administrative expense. Net loss increased significantly due to a $44.9 million valuation allowance required to be recorded against the Company’s deferred tax assets.
Oil and Gas Sales. During the three months ended June 30, 2007, oil and gas sales from continuing operations increased 2% to $31.5 million, as compared to $30.8 million for the comparable period a year earlier. The increase was the result of a 17% increase in production from continuing operations, partially offset by a 10% decrease in oil prices. The average onshore gas price received during the three months ended June 30, 2007 of $5.89 per Mcf compared to $5.89 per Mcf for the year earlier period, a decrease in average onshore oil price received during the three months ended June 30, 2007 of $61.31 per Bbl compared to $67.89 per Bbl for the year earlier period, and a decrease in offshore oil price received of $47.49 per Bbl during the three months ended June 30, 2007 compared to $53.73 for the year earlier period.
Net gains (losses) from effective hedging activities were a $3.4 million gain and a $3.0 million loss for the three months ended June 30, 2007 and 2006, respectively. The gain in 2007 is primarily due to lower oil and gas prices. These gains (losses) are recorded as an increase or decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended June 30, 2007 increased to $14.1 million compared to $12.9 million for the year earlier period. The increase is the result of the increase from 14 to 17 rigs in operation by DHS.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007		2006
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl)	234	38	269	38
Gas (MMcf)	2,606	—	1,775	—
Production – Discontinued Operations:
Oil (MBbl)	—	—	47	—
Gas (MMcf)	(11)	—	416	—

Total Production (MMcfe)	4,000	230	4,091	229

Average Price – Continuing Operations:
Oil (per barrel)	$61.31	$47.49	$67.89	$53.73
Gas (per Mcf)	$5.89	$—	$5.89	$—

Costs per Mcfe – Continuing Operations:
Hedge effect	$.84	$—	$(.89)	$—
Lease operating expense	$1.05	$4.31	$1.11	$3.78
Production taxes	$.45	$.06	$.54	$.06
Transportation costs	$.19	$—	$.04	$—
Depletion expense	$4.14	$1.24	$3.71	$.82
Lease Operating Expense. Lease operating expenses for the three months ended June 30, 2007 were $5.2 million compared to $4.6 million for the year earlier period. Lease operating expense from continuing operations for onshore properties for the three months ended June 30, 2007 was $1.05 per Mcfe as compared to $1.11 per Mcfe for the year earlier period primarily due to additional volumes from new wells without significant additional operating costs.
Depreciation, Depletion, and Amortization – oil and gas. Depreciation, depletion and amortization expense increased 32% to $17.4 million for the three months ended June 30, 2007, as compared to $13.2 million for the year earlier period. Depletion expense for the three months ended June 30, 2007 was $16.9 million compared to $12.8 million for the three months ended June 30, 2006. The 32% increase in depletion expense was due to a 17% increase in production from continuing operations and a 12% increase in the onshore depletion rate. Our onshore depletion rate increased to $4.14 per Mcfe for the three months ended June 30, 2007 from $3.71 per Mcfe for the year earlier period.

Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling increased to $5.6 million for the three months ended June 30, 2007, as compared to $3.9 million for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the three months ended June 30, 2007 were $772,000 compared to $1.5 million for the year earlier period. Current year exploration activities include activities in our Columbia River Basin, central Utah Hingeline, and Newton County, Texas projects.
Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $11.6 million for the three months ended June 30, 2007 compared to $46,000 for the comparable period a year ago. For the three months ended June 30, 2007, our dry hole costs related primarily to one operated well in Newton (Texas) and one non-operated well in Howard Ranch (Wyoming).
During the three months ended June 30, 2007, the Company recorded impairments totaling approximately $57.5 million primarily related to the Howard Ranch and Fuller fields in Wyoming ($37.5 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect.
Drilling and Trucking Operations. Drilling expenses increased to $9.6 million for the three months ended June 30, 2007 compared to $7.6 million for the comparable prior year period. This increase can be attributed to the increase in the number of rigs in operation, 17 rigs as of June 30, 2007 compared to 14 rigs at June 30, 2006.
General and Administrative Expense. General and administrative expense increased 47% to $12.9 million for the three months ended June 30, 2007, as compared to $8.8 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in non-cash equity compensation of $3.1 million and our 19% increase in technical and administrative staff and related personnel costs.
Gain (Loss) on Ineffective Derivative Instruments, Net. During the three months ended September 30, 2005, our NYMEX gas derivative contracts became ineffective and no longer qualified for hedge accounting. In addition, our 2008 CIG gas derivative contract entered into in April 2007 did not qualify for hedge accounting. Hedge ineffectiveness results from different changes in the derivative contract terms and the physical location, grade and quality of our oil and natural gas production. The change in fair value of our NYMEX gas contracts and our 2008 CIG gas contract is reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. As a result, we recognized $989,000 and $2.0 million non-cash gains in our statement of operations during the three months ended June 30, 2007 and 2006, respectively. As commodity prices fluctuate, we will record our NYMEX and 2008 CIG gas derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations.
Effective July 1, 2007 we discontinued cash flow hedge accounting. Beginning July 1, 2007, we will recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. The net derivative gains in accumulated other comprehensive income as of June 30, 2007 related to those derivatives that were previously accounted for under hedge accounting will be reclassified to earnings as the original hedged transactions occur.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the three months ended June 30, 2007, DHS generated greater profit resulting in increased minority interest expense.
Interest and Financing Costs, Net. Interest and financing costs decreased 27% to $5.3 million for the three months ended June 30, 2007, as compared to $7.4 million for the comparable year earlier period. The decrease is primarily related to lower interest rates on the outstanding debt balance from the convertible notes financed in

April, and increased interest income from invested cash, partially offset by a higher average amount outstanding under the DHS credit facility.
Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our deferred tax assets beginning with the second quarter of 2007. As a result, our income tax expense for the three months ended June 30, 2007 of $12.9 million includes a valuation allowance of $44.9 million. During the three months ended June 30, 2006, an income tax benefit of $2.4 million was recorded for continuing operations at an effective tax rate of 37.96%.
Discontinued Operations. Discontinued operations for the three months ended June 30, 2007 include the Skinner assets which are held for sale as of June 30, 2007. Discontinued operations for the three months ended June 30, 2006 include the Frisco field in Pointe Coupee Parish, Louisiana, which was sold in June 2006, the Panola and Rusk County, Texas properties, which were sold in August 2006, the East Texas and Pennsylvania properties, which were sold in August 2006, the Kansas field, which was sold in January 2007, the Australia field and the New Mexico and East Texas properties, which were sold in March 2007.
Extraordinary Gain. The Company recorded a $6.1 million extraordinary gain related to the Castle acquisition which closed in April 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Income (Loss). Net loss was $113.0 million, or $1.94 per diluted common share, for the six months ended June 30, 2007, compared to net income of $18.0 million, or $.34 per diluted common share, for the six months ended June 30, 2006. Income from continuing operations decreased from $8.8 million for the six months ended June 30, 2006 to a loss of $105.3 million for the six months ended June 30, 2007, due primarily to dry hole costs and impairments, first half 2006 gains on undeveloped property sales and ineffective derivative instruments that did not occur during the first half of 2007, and due to higher depreciation, depletion, and amortization expense, and increased general and administrative expense. Net loss increased significantly due to a $44.9 million valuation allowance required to be recorded against the Company’s deferred tax assets.
Oil and Gas Sales. During the six months ended June 30, 2007, oil and gas sales from continuing operations decreased 5% to $56.5 million, as compared to $59.5 million for the comparable period a year earlier. The decrease was the result of a 7% decrease in gas prices and a 10% decrease in oil prices, partially offset by an 11% increase in production from continuing operations. The average onshore gas price received during the six months ended June 30, 2007 of $5.88 per Mcf compared to $6.29 per Mcf for the year earlier period, a decrease in average onshore oil price received during the six months ended June 30, 2007 of $58.42 per Bbl compared to $64.35 per Bbl for the year earlier period, and a decrease in offshore oil price received of $44.21 per Bbl during the six months ended June 30, 2007 compared to $50.82 for the year earlier period.
Net gains (losses) from effective hedging activities were $4.5 million gain and $4.8 million loss for the six months ended June 30, 2007 and 2006, respectively. The gain in 2007 realized hedges is primarily due to lower oil prices. These gains (losses) are recorded as an increase or decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the six months ended June 30, 2007 increased to $30.4 million compared to $23.0 million for the year earlier period. The increase is the result of the increase from 14 to 17 rigs in operation by DHS.

Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007		2006
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl)	443	75	540	85
Gas (MMcf)	4,651	—	3,251	—
Production – Discontinued Operations:
Oil (MBbl)	21	—	95	—
Gas (MMcf)	271	—	814	—

Total Production (MMcfe)	7,705	449	7,872	508

Average Price – Continuing Operations:
Oil (per barrel)	$58.42	$44.21	$64.35	$50.82
Gas (per Mcf)	$5.88	$—	$6.29	$—

Costs per Mcfe – Continuing Operations:
Hedge effect	$.62	$—	$(.74)	$—
Lease operating expense	$1.13	$3.11	$1.13	$4.08
Production taxes	$.45	$.06	$.52	$.05
Transportation costs	$.23	$—	$.11	$—
Depletion expense	$4.54	$1.32	$3.61	$.81
Lease Operating Expense. Lease operating expenses for the six months ended June 30, 2007 were $9.6 million compared to $9.4 million for the year earlier period. Lease operating expense from continuing operations for onshore properties for the six months ended June 30, 2007 was $1.13 per Mcfe as compared to $1.13 per Mcfe for the year earlier period.
Depreciation, Depletion and Amortization – oil and gas. Depreciation, depletion and amortization expense increased 42% to $34.8 million for the six months ended June 30, 2007, as compared to $24.6 million for the year earlier period. Depletion expense for the six months ended June 30, 2007 was $33.8 million compared to $23.8 million for the six months ended June 30, 2006. The 42% increase in depletion expense was due to an 11% increase in production from continuing operations and a 26% increase in the onshore depletion rate. Our onshore depletion rate increased to $4.54 per Mcfe for the six months ended June 30, 2007 from $3.61 per Mcfe for the year earlier period.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling increased to $10.7 million for the six months ended June 30, 2007, as compared to $6.5 million for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the six months ended June 30, 2007 were $1.4 million compared to $2.2 million for the year earlier period. Current year exploration activities include activities in our Columbia River Basin, central Utah Hingeline, and Newton County, Texas projects.
Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $15.1 million for the six months ended June 30, 2007 compared to $1.4 million for the comparable period a year ago. Our dry hole costs during 2006 related primarily to three exploratory projects, one in Orange County, California, one in Texas, and one in Utah. For the six months ended June 30, 2007, our dry hole costs related primarily to four exploratory projects, two in Texas, one in Wyoming, and one in Utah.

During the six months ended June 30, 2007, the Company recorded impairments totaling approximately $57.5 million primarily related to the Howard Ranch and Fuller fields in Wyoming ($37.5 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect.
Drilling and Trucking Operations. Drilling expenses increased to $20.0 million for the six months ended June 30, 2007 compared to $13.5 million for the comparable prior year period. This increase can be attributed to the increase in the number of rigs in operation, 17 rigs as of June 30, 2007 compared to 14 rigs at June 30, 2006.
General and Administrative Expense. General and administrative expense increased 42% to $24.5 million for the six months ended June 30, 2007, as compared to $17.2 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in non-cash equity compensation of $4.8 million and our 19% increase in technical and administrative staff and related personnel costs.
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
In March 2006, we sold approximately 26% of PGR. This transaction involved both proved and unproved property interests and accordingly, to the extent the sale of PGR related to unproved properties, no gain could be recognized as all of the unproved cost basis was not yet recovered. We recorded a gain of $5.9 million, $3.7 million net of tax, and a $3.4 million offset to property during the first quarter of 2006 as a result of the transaction. We retained a 74% interest in, and are the manager of, PGR.
Gain on Sale of Investment in LNG Project. On March 30, 2006, we sold our long-term minority investment in a liquid natural gas (“LNG”) project for total proceeds of $2.1 million. We recorded a gain on sale of $1.1 million ($657,000 net of tax).
Gain (Loss) on Ineffective Derivative Instruments, Net. During the three months ended September 30, 2005, our NYMEX gas derivative contracts became ineffective and no longer qualified for hedge accounting. In addition, our 2008 CIG gas derivative contract entered into in April 2007 did not qualify for hedge accounting. Hedge ineffectiveness results from different changes in the derivative contract terms and the physical location, grade and quality of our oil and natural gas production. The change in fair value of our NYMEX gas contracts and our 2008 CIG gas contract is reflected in earnings, as opposed to being recorded in other comprehensive income (loss), a component of stockholders’ equity. As a result, we recognized a non-cash loss of $674,000 and a non-cash gain of $8.5 million in our statements of operations during the six months ended June 30, 2007 and 2006, respectively. As commodity prices fluctuate, we will record our NYMEX and 2008 CIG gas derivative contracts at market value with any changes in market value recorded through unrealized gain (loss) on derivatives contracts in our statement of operations.
Effective July 1, 2007 we discontinued cash flow hedge accounting. Beginning July 1, 2007, we will recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. The net derivative gains in accumulated other comprehensive income as of June 30, 2007 related to those derivatives that were previously accounted for under hedge accounting will be reclassified to earnings as the original hedged transactions occur.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the six months ended June 30, 2007, DHS generated greater profit resulting in increased minority interest expense.

Interest and Financing Costs, Net. Interest and financing costs increased 1% to $12.9 million for the six months ended June 30, 2007, as compared to $12.8 million for the comparable year earlier period. The increase is primarily related to the increase in the average amount outstanding under our credit facility, higher interest rates, and the increased long term debt balance related to the DHS credit facility, partially offset by interest income from invested cash.
Income Tax Expense. Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our deferred tax assets recorded beginning with the second quarter of 2007. As a result, our income tax expense for the six months ended June 30, 2007 of $5.5 million includes a valuation allowance of $44.9 million. During the six months ended June 30, 2006, income tax expense of $5.3 million was recorded for continuing operations at an effective tax rate of 37.6%.
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
Gain (Loss) on Sale of Discontinued Operations. During the first quarter of 2007, we sold non-core properties in Kansas, Texas and New Mexico, and Australia for combined proceeds of $40.3 million and a combined net loss of $8.5 million.
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
During the six months ended June 30, 2007, we had an operating loss of $87.1 million, but generated cash from operating activities of $24.7 million and obtained cash from financing activities of $170.5 million. During this period we spent $126.9 million on oil and gas development (or $86.5 million, net of $40.4 million proceeds from dispositions), $4.5 million on oil and gas acquisitions, and $15.0 million on drilling and trucking capital expenditures. At June 30, 2007, we had $90.3 million in cash, total assets of $1.0 billion and a debt to capitalization ratio of 38.7%. Long-term debt at June 30, 2007 totaled $344.8 million, comprised of $80.3 million of bank debt, $149.4 million of senior subordinated notes and $115.0 million of senior convertible notes. In May 2006, DHS closed a new $100.0 million Senior Secured Credit Facility with JP Morgan Chase Bank, N.A., as administrative agent, of which $75.0 million was initially drawn and $80.3 million is outstanding at June 30, 2007. In April, our credit facility was paid in full with proceeds from the debt and equity offering. Available borrowing capacity under our bank credit facility at June 30, 2007 was approximately $130.0 million. DHS had no additional availability under its credit facility.
At June 30, 2007, we were in compliance with our quarterly financial covenants. Our covenants require a minimum current ratio of 1 to 1, net of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.25 to 1 for the quarter ended June 30, 2007, 4.0 to 1 for the quarters ending September 30 and December 31, 2007, and 3.75 to 1 for the end of each quarter thereafter. These financial covenant calculations only reflect wholly-owned subsidiaries.
Although we expect to continue with development of our properties, a significant portion of our planned capital expenditures is discretionary and can be delayed or curtailed, if necessary, given adequate lead time. If we do not meet our covenants in the future and we are unable to obtain a waiver from the banks, we would be in default of the terms of our credit facility, our long-term debt would be reclassified to a current liability in our consolidated balance sheet and the outstanding principal balance could be called by the banks, thereby becoming immediately due and payable. During the fourth quarter of 2006, our credit facility was amended to contain covenant requirements that we believe better match our development plans and operating strategy.
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
Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the six months ended June 30, 2007, we completed the following transactions:
On June 8, 2007, we acquired a 50% non-controlling ownership interest in Delta Oilfield Tank Company, LLC (“Delta Oilfield”) for cash consideration of $4.0 million. Delta Oilfield will be accounted for using the equity method of accounting and is an unconsolidated affiliate of the Company.
On June 8, 2007, we issued 475,000 shares of common stock valued at approximately $9.9 million for additional interest in a well owned and operated by the Company, and additional interest in a non-operated well.
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
Historical Cash Flow
Our cash flow from operating activities decreased from $28.7 million for the six months ended June 30, 2006 to $24.7 million for the six months ended June 30, 2007, primarily as a result of changes in working capital which reduced 2007 operating cash flows. Our net cash used in investing activities increased to $112.5 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $98.0 million for the year earlier period, primarily due to our increased drilling activity. Cash provided by financing activities was $170.5 million for the six months ended June 30, 2007 compared to $83.5 million for the comparable prior year period. Cash provided by financing activities was higher in 2007 primarily due to cash received in April from the debt and equity offerings.

Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Polk County, TX (non-cash)	$23,765	$—
Fremont County, WY	3,500	—
Other	8,064	12,533
Armstrong acquisition	—	40,103
Castle acquisition	—	33,648

Other development costs	110,733	76,364
Drilling and trucking costs	14,974	43,394
Dry hole costs	993	1,386
Exploration costs	1,396	2,176

	$163,425	$209,604

FUNDING SOURCES:
Cash flow provided by operating activities	$24,712	$28,698
Stock issued for cash upon exercised options	261	2,870
Stock issued for cash, net	196,541	33,870
Net long-term borrowings (repayments)	(22,546)	46,803
Minority interest contributions	—	9,018
Proceeds from sale of oil and gas properties	40,406	51,728
Other	(109)	483

	$239,265	$173,470

Sales of Oil and Gas Properties
On March 30, 2007, we completed the sale of certain non-core properties located in New Mexico and East Texas for cash consideration of approximately $31.5 million, prior to customary purchase price adjustments. The sale resulted in a loss of approximately $10.8 million.
On March 27, 2007, we completed the sale of certain non-core properties located in Australia for cash consideration of approximately $6.0 million. The sale resulted in an after-tax gain of $2.0 million.
On January 10, 2007, we completed the sale of certain non-core properties located in Padgett field, Kansas for cash consideration of $5.6 million. The transaction resulted in a gain on sale of properties of $297,000.
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
Contractual and Long Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at June 30, 2007	1 year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,500	21,000	21,000	36,283	88,783
3 3/4% Senior convertible notes	—	—	—	115,000	115,000
DHS credit facility	966	26,576	52,758	—	80,300
Abandonment retirement obligation	447	420	346	8,842	10,055
Operating leases	3,014	5,658	4,790	2,973	16,435
Drilling commitments	8,000	14,000	—	—	22,000
Other debt obligations	44	—	—	—	44

Total contractual cash obligations	$22,971	$67,654	$78,894	$313,098	$482,617

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
     3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2007. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.

     Credit Facility
During the fourth quarter of 2006, we amended our credit facility with JP Morgan Chase Bank, N.A. At June 30, 2007, the $250.0 million credit facility had an available borrowing base of approximately $130.0 million (increased to $140.0 million in August 2007) and zero outstanding. On April 25, 2007, the credit facility was fully repaid with a portion of the proceeds from our equity and debt offerings. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The facility is collateralized by substantially all of our oil and gas properties. We are required to meet certain financial covenants which include a current ratio of 1 to 1, net of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.25 to 1 for the quarter ended June 30, 2007, 4.0 to 1 for the quarters ending September 30 and December 31, 2007, and 3.75 to 1 for the end of each quarter thereafter. The financial covenants only include subsidiaries which we own 100%. At June 30, 2007, we were in compliance with our quarterly debt covenants and restrictions.
The borrowing base is re-determined by the lending banks at least semi-annually on April 1 and October 1 of each year, or by special re-determinations if requested by the Company based on drilling success. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days, to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility.
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
     Unsecured Term Loan
In December 2006 we entered into an agreement with JP Morgan Chase Bank N.A. for a $25.0 million unsecured term loan with interest at LIBOR plus a margin of 3.5% at December 31, 2006. The note was paid in full in January 2007 with the proceeds from the $56.4 million equity offering.
     Credit Facility – DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A and initially borrowed $75.0 million. The facility had a delayed draw feature that was utilized during the three months ended March 31, 2007 to borrow an additional $15 million of which $9.5 million has been subsequently repaid. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.50 to 1.00 (with such ratio increasing to 5.00 to 1.00 for fiscal quarters ending March 31, 2008 and thereafter). The facility matures in 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year. The facility is non-recourse to us. No mandatory prepayment was due in April 2007 due to capital expenditures. At June 30, 2007, DHS was in compliance with its quarterly debt covenants and restrictions.
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
Derivative instruments had a positive fair market value at June 30, 2007 and thus no obligation was shown. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our hedges.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
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

Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, we recorded an impairment provision of $57.5 million attributable to developed properties for the six months ended June 30, 2007. During the remainder of 2007, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
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
All derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Due to the hedge effectiveness dependence upon future cash flows, production and reserve estimates and market price conditions, the hedges are continually re-evaluated for effectiveness. If at any time the hedges are determined to be ineffective, we could lose qualification for hedge accounting which could have a material impact on our statement of operations. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify or are not designated for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as other expense or income in the consolidated statement of operations.
Effective July 1, 2007, we elected to discontinue cash flow hedge accounting prospectively. Beginning July 1, 2007, we will recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. The net derivative gains in accumulated other comprehensive income as of June 30, 2007 related to those derivatives that were previously accounted for under hedge accounting will be reclassified to earnings as the original hedged transactions occur. The accumulated other comprehensive income balance at June 30, 2007 was $8.3 million, all of which is expected to be reclassified into earnings within the next twelve months.
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

Deferred Tax Asset Valuation Allowance
We follow SFAS No. 109 to account for our deferred tax assets and liabilities. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As a result of management’s current assessment, we maintain a significant valuation allowance against our deferred tax assets. We will continue to monitor facts and circumstances in our reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. As a result, we may determine that the deferred tax asset valuation allowance should be increased or decreased. Such changes would impact net income through offsetting changes in income tax expense or benefit.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS No. 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for the fiscal year commencing January 1, 2008. We have not yet completed our assessment of how adoption of this pronouncement may impact our financial position or results of operations.
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
Effective January 1, 2007, we adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first half of 2007, no adjustments were recognized for uncertain tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.
The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.

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
The net fair value of our derivative instruments was a $7.6 million asset at June 30, 2007 and a $7.4 million asset on August 1, 2007.
Assuming production and the percent of oil and gas sold remained unchanged for the six months ended June 30, 2007, a hypothetical 10% decline in the average market price we realized during the six months ended June 30, 2007 on unhedged production would reduce our oil and natural gas revenues by approximately $5.7 million.
Interest Rate Risk
We were subject to interest rate risk on $80.3 million of variable rate debt obligations at June 30, 2007. The annual effect of a 10% change in interest rates would be approximately $674,000. The interest rate on these variable debt obligations approximates current market rates as of June 30, 2007.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. This order does not include our lease that is the subject of the motion for reconsideration discussed above. The government has appealed the order of final judgment and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court’s rulings that they cannot recover their and their predecessors’ sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted.
Shareholder Derivative Suits
Within the past two years, there has been significant focus on corporate governance and accounting practices in the grant of equity based awards to executives and employees of publicly traded companies, including the use of market hindsight to select award dates to favor award recipients. After being identified in a third-party report as statistically being at risk for possibly backdating option grants, in May 2006 our Board of Directors created a special committee comprised of outside directors. The special committee, which was advised by independent legal counsel and advisors, undertook a comprehensive review of our historical stock option practices and related accounting treatment. In June 2006 we received a subpoena from the U.S. Attorney for the Southern District of New York and an inquiry from the staff of the Securities and Exchange Commission (“SEC”) related to our stock option grants and related practices. The special committee of our Board of Directors reported to the Board that, while its review revealed deficiencies in the documentation of our option grants in prior years, there was no evidence of option backdating or other misconduct by our executives or directors in the timing or selection of our option grant dates, or that would cause us to conclude that our prior accounting for stock option grants was incorrect in any material respect. We provided the results of the internal investigation to the U.S. Attorney’s office and to the SEC in August 2006, and we have been orally informed through counsel that the US Attorney has closed the matter. We further believe that that the SEC has also closed its informal inquiry.
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
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 7, 2007 and incorporated herein by reference. Except as set forth below, there have been no material changes in our Risk Factors disclosed in our Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”) that have not been reported in a Form 8-K, except as follows:
On June 11, 2007 we sold 475,000 shares of our common stock to WillSource Enterprise, LLC, Karl D. Smith, Ray A. Melvin, Thomas J. Wolf, Jr. and Enfield Energy Company in exchange for their collective interests in certain producing oil and gas properties located in Texas.
In connection with this transaction we relied on the exemption provided by Section 4(2) of the Securities Act. We reasonably believe that the investors are “Accredited Investors” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act at the time the transactions occurred. The investors acquired the shares for investment purposes. A restrictive legend was placed on the stock certificates issued in connection with the transaction and a stop transfer order was given to our transfer agent; however, on June 21, 2007, the offer and sale of all 475,000 shares were registered under the Securities Act pursuant to our Form S-3ASR (333-141303).
Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of our shareholders was held on May 30, 2007. At the Annual Meeting, the following eight current directors, comprising the entire board of directors on that date, were reelected as directors of the Company to serve until the next annual meeting of shareholders:

Name	For	Withheld
Roger A. Parker	38,477,104	540,851
Aleron H. Larson, Jr.	38,470,728	547,227
Jerrie F. Eckelberger	38,870,839	147,116
James B. Wallace	38,442,335	575,620
Russell S. Lewis	38,873,774	144,181
Kevin R. Collins	38,873,134	144,821
Jordan R. Smith	38,845,892	172,063
Neal A. Stanley	38,870,287	147,668
The appointment of KPMG, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007, was ratified with 38,946,929 affirmative votes, 46,740 negative votes, and 24,286 abstentions.
Item 5. Other Information. None.
Item 6. Exhibits.
     Exhibits are as follows:
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 31, 2006.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 9, 2006.

4.1	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K dated March 15, 2005.

4.2	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees. Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K dated March 15, 2005.

4.3	Form of Indenture, dated as of April 25, 2007, by and between the Company and certain subsidiary guarantors and U.S. Bank National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2007.

4.4	Form of 3 3/4% Convertible Senior Notes due 2037. Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2007.

10.1	Underwriting Agreement relating to the Notes, dated April 19, 2007, among the Company, the subsidiary guarantors named in Schedule 2 thereto and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule 1 thereto. Incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K dated April 19, 2007.

10.2	Underwriting Agreement relating to the Common Stock, dated April 19, 2007, by and between the Company and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule 1 thereto. Incorporated by reference from Exhibit 1.2 to the Company’s Form 8-K dated April 19, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

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
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: August 8, 2007

EXHIBIT INDEX:
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 31, 2006.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 9, 2006.

4.1	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K dated March 15, 2005.

4.2	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees. Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K dated March 15, 2005.

4.3	Form of Indenture, dated as of April 25, 2007, by and between the Company and certain subsidiary guarantors and U.S. Bank National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2007.

4.4	Form of 3 3/4% Convertible Senior Notes due 2037. Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2007.

10.1	Underwriting Agreement relating to the Notes, dated April 19, 2007, among the Company, the subsidiary guarantors named in Schedule 2 thereto and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule 1 thereto. Incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K dated April 19, 2007.

10.2	Underwriting Agreement relating to the Common Stock, dated April 19, 2007, by and between the Company and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named in Schedule 1 thereto. Incorporated by reference from Exhibit 1.2 to the Company’s Form 8-K dated April 19, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically