Form 10-Q
period 2007-09-30
DELTA PETROLEUM CORP/CO
filed 2007-11-08
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
66,395,199 shares of common stock, $.01 par value per share, were outstanding as of November 1, 2007.

INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations – Three Months Ended September 30, 2007 and 2006 (unaudited)	2

	Consolidated Statements of Operations – Nine Months Ended September 30, 2007 and 2006 (unaudited)	3

	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss — Nine Months Ended September 30, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

	Certificate of Incorporation of the Company, as amended
	Amended and Restated By-laws of the Company
	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee
	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees
	Form of Indenture, dated as of April 25, 2007, by and between the Company and certain subsidiary guarantors and U.S. Bank National Association, as trustee
	Form of 3 3/4% Convertible Senior Notes due 2037
	Certification of CEO Pursuant to Section 302
	Certification of CFO Pursuant to Section 302
	Certification of CEO Pursuant to Section 18 USC Section 1350
	Certification of CFO Pursuant to Section 18 USC Section 1350
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350
The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

i

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,902	$7,666
Marketable securities	12,700	—
Oil and gas properties held for sale	243	5,397
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $100, respectively	31,065	29,503
Prepaid assets	6,155	4,384
Inventory	3,807	2,851
Derivative instruments	8,129	10,799
Other current assets	2,912	2,769

Total current assets	86,913	63,369

Property and equipment:
Oil and gas properties, successful efforts method of accounting
Unproved	224,897	218,380
Proved	734,823	591,149
Drilling and trucking equipment	153,549	136,038
Pipeline and gathering system	23,909	14,909
Other	14,762	13,983

Total property and equipment	1,151,940	974,459
Less accumulated depreciation and depletion	(243,675)	(132,814)

Net property and equipment	908,265	841,645

Long-term assets:
Derivative instruments	645	—
Deferred financing costs	8,197	6,928
Goodwill	7,747	7,747
Other long-term assets	15,260	6,723
Investment in unconsolidated affiliates	9,694	2,932

Total long-term assets	41,543	24,330

Total assets	$1,036,721	$929,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$989	$816
Accounts payable	89,890	84,439
Other accrued liabilities	14,746	10,818
Deferred tax liability	—	2,893
Derivative instruments	977	613

Total current liabilities	106,602	99,579

Long-term liabilities:
7% Senior notes, unsecured	149,441	149,384
3 3/4% Senior convertible notes	115,000	—
Credit facility	5,000	118,000
Unsecured term loan	—	25,000
Credit facility – DHS	79,034	74,050
Asset retirement obligation and other debt, net	4,143	4,048
Derivative instruments	145	—
Deferred tax liability	10,762	3,660

Total long-term liabilities	363,525	374,142

Minority interest	27,611	27,390

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value:
authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value:
authorized 300,000,000 shares, issued 66,421,000 shares at September 30, 2007 and 53,439,000 at December 31, 2006	664	534
Additional paid-in capital	661,167	430,479
Accumulated other comprehensive income	4,166	4,865
Accumulated deficit	(127,014)	(7,645)

Total stockholders’ equity	538,983	428,233

Total liabilities and stockholders’ equity	$1,036,721	$929,344

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$30,938	$26,123
Contract drilling and trucking fees	14,915	17,194
Gain (loss) on effective derivative instruments, net	5,998	(653)

Total revenue	51,851	42,664

Operating expenses:
Lease operating expense	5,712	4,806
Transportation expense	1,142	434
Production taxes	1,814	1,287
Depreciation, depletion, amortization and accretion – oil and gas	19,547	16,466
Depreciation and amortization – drilling and trucking	5,803	4,637
Exploration expense	4,742	1,226
Dry hole costs and impairments	273	11,256
Drilling and trucking operations	9,655	10,680
General and administrative	12,816	9,792
Loss on sale of oil and gas properties	—	67

Total operating expenses	61,504	60,651

Operating loss	(9,653)	(17,987)

Other income and (expense):
Other income	32	(52)
Gain on ineffective derivative instruments, net	3,153	2,962
Minority interest	(319)	(716)
Earnings (losses) from unconsolidated affiliates	(51)	—
Interest and financing costs, net	(5,119)	(6,350)

Total other expense	(2,304)	(4,156)

Loss from continuing operations before income taxes and discontinued operations	(11,957)	(22,143)

Income tax benefit	(769)	(8,329)

Loss from continuing operations	(11,188)	(13,814)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	457	1,004
Gain on sale of discontinued operations, net of tax	4,313	6,053

Loss before extraordinary gain, net of tax	(6,418)	(6,757)

Extraordinary gain, net of tax	—	(323)

Net loss	$(6,418)	$(7,080)

Basic income (loss) per common share:
Loss from continuing operations	$(0.17)	$(0.25)
Discontinued operations	0.07	0.13
Extraordinary gain, net of tax	—	(0.01)

Net income (loss)	$(0.10)	$(0.13)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.17)	$(0.25)
Discontinued operations	0.07	0.13
Extraordinary gain, net of tax	—	(0.01)

Net income (loss)	$(0.10)	$(0.13)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$84,670	$81,373
Contract drilling and trucking fees	45,317	40,239
Gain (loss) on effective derivative instruments, net	10,543	(5,434)

Total revenue	140,530	116,178

Operating expenses:
Lease operating expense	14,692	13,568
Transportation expense	2,816	1,169
Production taxes	4,909	4,285
Depreciation, depletion, amortization and accretion – oil and gas	53,217	38,800
Depreciation and amortization – drilling and trucking	16,518	11,101
Exploration expense	6,138	3,402
Dry hole costs and impairments	72,851	12,642
Drilling and trucking operations	29,671	24,173
General and administrative	37,289	26,849
Gain on sale of oil and gas properties	—	(18,849)

Total operating expenses	238,101	117,140

Operating loss	(97,571)	(962)

Other income and (expense):
Other income	619	(85)
Gain on sale of investment in LNG	—	1,058
Gain on ineffective derivative instruments, net	2,479	11,504
Minority interest	(11)	(1,575)
Earnings (losses) from unconsolidated affiliates	(51)	—
Interest and financing costs, net	(18,055)	(18,852)

Total other expense	(15,019)	(7,950)

Loss from continuing operations before income taxes and discontinued operations	(112,590)	(8,912)

Income tax expense (benefit)	4,702	(3,365)

Loss from continuing operations	(117,292)	(5,547)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	2,152	4,040
Gain (loss) on sale of discontinued operations, net of tax	(4,229)	6,689

Income (loss) before extraordinary gain, net of tax	(119,369)	5,182

Extraordinary gain, net of tax	—	5,753

Net income (loss)	$(119,369)	$10,935

Basic income (loss) per common share:
Loss from continuing operations	$(1.95)	$(0.10)
Discontinued operations	(0.03)	0.20
Extraordinary gain, net of tax	—	0.11

Net income (loss)	$(1.98)	$0.21

Diluted income (loss) per common share:
Loss from continuing operations	$(1.95)	$(0.10)
Discontinued operations	(0.03)	0.20
Extraordinary gain, net of tax	—	0.11

Net income (loss)	$(1.98)	$0.21

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Comprehensive	Accumulated
	Shares	Amount	capital	income	loss	deficit	Total
	(In thousands)
Balance, January 1, 2007	53,439	$534	$430,479	$4,865		$(7,645)	$428,233

Comprehensive loss:
Net loss	—	—	—	—	$(119,369)	(119,369)	(119,369)
Other comprehensive income transactions, net of tax
Hedging gains reclassified to income upon settlement	—	—	—	(9,754)	(9,754)	—	(9,754)
Change in fair value of derivative hedging instruments	—	—	—	6,025	6,025	—	6,025
Tax effect of valuation allowance	—	—	—	3,030	3,030	—	3,030

Comprehensive loss					$(120,068)

Shares issued for oil and gas properties	1,229	12	23,753	—		—	23,765
Shares issued for cash, net of offering costs	9,898	99	196,435	—		—	196,534
Shares issued for cash upon exercise of options	134	2	92	—		—	94
Issuance and amortization of non-vested stock	1,722	17	10,089	—		—	10,106
Compensation on options vested	—	—	319	—		—	319

Balance, September 30, 2007	66,422	$664	$661,167	$4,166		$(127,014)	$538,983

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows operations activities:
Net income (loss)	$(119,369)	$10,935
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization – oil and gas	53,019	38,651
Depreciation and amortization – drilling and trucking	16,518	11,101
Depreciation, depletion and amortization – discontinued operations	2,483	8,686
Accretion of abandonment obligation	199	149
Stock option and non-vested stock compensation	10,800	3,169
Amortization of deferred financing costs	2,063	1,500
Amortization of bond discount	57	57
Gain on derivative contracts	(2,479)	(12,026)
Dry hole costs and impairment	71,858	11,548
Minority interest	11	1,575
Gain on sale of oil and gas properties	—	(18,849)
Gain on sale of investment in LNG	—	(1,058)
Gain (loss) on sale of discontinued operations	2,310	(10,762)
Extraordinary gain on Castle acquisition	—	(9,079)
DHS stock granted to management	210	210
Deferred income tax expense	6,707	5,869
Other	922	337
Net changes in operating assets and operating liabilities:
Increase in trade accounts receivable	(547)	(4,396)
Increase in prepaid assets	(771)	(1,958)
Increase in inventory	(956)	(634)
Decrease in other current assets	448	166
Decrease in accounts payable trade	(5,494)	(12,351)
Increase in other accrued liabilities	3,802	5,384

Net cash provided by operating activities	41,791	28,224

Cash flows from investing activities:
Additions to property and equipment	(202,767)	(159,436)
Acquisitions, net of cash acquired	(4,500)	(8,564)
Proceeds from sales of oil and gas properties	46,407	80,712
Proceeds from sales of equipment	760	—
Proceeds from sale of investment	49	—
Investment in equity securities	(12,700)	—
Drilling and trucking capital expenditures	(19,054)	(58,890)
Minority interest holder contributions	—	9,018
Investment in unconsolidated affiliates	(4,199)	—
Change in note receivable from affiliate	(6,306)	—
(Increase) decrease in long-term assets	(92)	(1,508)

Net cash used in investing activities	(202,402)	(138,668)

Cash flows from financing activities:
Stock issued for cash upon exercise of options	94	3,183
Stock issued for cash, net	196,534	33,870
Proceeds from borrowings	188,500	172,035
Payment of financing fees	(3,924)	(2,694)
Repayment of borrowings	(206,357)	(91,523)

Net cash provided by financing activities	174,847	114,871

Net increase in cash and cash equivalents	14,236	4,427

Cash at beginning of period	7,666	5,519

Cash at end of period	$21,902	$9,946

Supplemental cash flow information –
Common stock issued for the acquisition of oil and gas properties	$23,765	$47,333

Common stock issued for drilling and trucking equipment	$—	$8,294

Cash paid for interest and financing costs	$17,528	$17,546

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission (“SEC”).
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
During June 2007, the Company acquired a 50% non-controlling ownership interest in Delta Oilfield Tank Company, LLC (“Delta Oilfield”) for cash consideration of $4.0 million. Delta Oilfield is accounted for using the equity method of accounting and is an unconsolidated affiliate of the Company. In conjunction with the investment, the Company entered into an agreement to finance up to $9.0 million for construction of a plant expansion. As of September 30, 2007, the Company had advanced $6.3 million to Delta Oilfield under this agreement which is included in other long term assets in the accompanying consolidated balance sheets. The loan is payable quarterly, beginning after the expansion is complete, in an amount equal to 75% of distributable cash of Delta Oilfield, as defined, with any remaining balance due December 31, 2010.
Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures, including CRBP and PGR. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
Certain reclassifications have been made to amounts reported in previous years to conform to the current year presentation. Among other items, revenues and expenses on properties that were sold during the nine months ended September 30, 2007 have been reclassified to income from discontinued operations for all periods presented. Such reclassifications had no effect on net income.
     Cash Equivalents
Cash equivalents consist of money market funds. The Company considers all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.
     Marketable Securities
Marketable securities include short-term equity investments classified as trading securities. Trading securities are recorded at estimated fair market value and interest and dividend income is recognized in earnings.
     Oil and Gas Properties Held for Sale
Oil and gas properties held for sale as of September 30, 2007 represent certain interests in Oklahoma that are for sale.
Oil and gas properties held for sale as of December 31, 2006 represented Kansas properties that were sold during the three months ended March 31, 2007 and certain interests in Oklahoma, noted above.
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
     Minority Interest
Minority interest represents the 50.6% (45% for Chesapeake Energy Corporation and 5.6% for DHS executive officers and management) investors of DHS at September 30, 2007 and December 31, 2006.
     Investment in and Earnings (Losses) From Unconsolidated Affiliates
Investments in operating entities where the Company has the ability to exert significant influence, but does not control the operating and financial policies, are accounted for using the equity method and include the Company’s 50% investment in Delta Oilfield and other minor investments. The Company’s share of net income of these entities is recorded as earnings (losses) from unconsolidated affiliates in the consolidated statements of operations. Investments in operating entities where the Company does not exert significant influence are accounted for using the cost method, and income is only recognized when a distribution is received. These investments in unconsolidated affiliates are carried as a single amount in our consolidated balance sheets totaling $9.7 million and $2.9 million as of September 30, 2007 and December 31, 2006, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Revenue Recognition
     Oil and gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2007 and December 31, 2006, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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
Nine Months Ended September 30, 2007 and 2006
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
The Company assesses developed properties on an individual field basis for impairment on at least an annual basis. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded an impairment provision of approximately $57.5 million to developed properties for the nine months ended September 30, 2007 primarily related to the Howard Ranch and Fuller fields in Wyoming ($37.5 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect. The Company recorded no impairment provision to developed properties for the nine months ended September 30, 2006.
For undeveloped properties, the need for an impairment is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to undeveloped properties for the nine months ended September 30, 2007 and 2006.
During the remainder of 2007, the Company is continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or commodity prices may cause a revision to future quarters estimates of those properties’ future cash flows. Such revisions of estimates could require the Company to record an impairment in the period of such revisions.
     Goodwill
Goodwill represents the excess of the cost of the acquisitions by DHS of C&L Drilling in May 2006, Rooster Drilling in March 2006, and Chapman Trucking in November 2005 over the fair value of the assets and liabilities acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test is performed at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). No impairment of goodwill was indicated as a result of the Company’s impairment test performed during the third quarter of 2007.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2007 to September 30, 2007 (amounts in thousands):

Asset retirement obligation – January 1, 2007	$4,442
Accretion expense	199
Change in estimate	—
Obligations acquired	916
Obligations settled	—
Obligations on sold properties	(958)

Asset retirement obligation – September 30, 2007	4,599
Less: Current asset retirement obligation	(456)

Long-term asset retirement obligation	$4,143

     Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(6,418)	$(7,080)	$(119,369)	$10,935
Other comprehensive income (transactions)
Hedging (gains) losses reclassified to income upon settlement, net of tax benefit of zero, $276, zero, and $2,026, respectively	(5,210)	453	(9,754)	3,333
Change in fair value of derivative hedging instruments, net of tax expense of zero, $3,944, zero and $2,572, respectively	1,067	6,474	6,025	4,220
Tax effect of valuation allowance	—	—	3,030	—

	(4,143)	6,927	(699)	7,553

Comprehensive income (loss)	$(10,561)	$(153)	$(120,068)	$18,488

     Financial Instruments
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. All transactions are accounted for in accordance with requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Effective July 1, 2007, the Company elected to discontinue cash flow hedge accounting on a prospective basis. Beginning July 1, 2007, the Company recognizes mark-to-market gains and losses in current

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. The net derivative gains in accumulated other comprehensive income as of September 30, 2007 related to those derivatives that were previously accounted for under hedge accounting will be reclassified to earnings as the original hedged transactions occur. The accumulated other comprehensive income balance at September 30, 2007 was $4.2 million, all of which is expected to be reclassified into earnings within the next twelve months.
At September 30, 2007, the Company’s outstanding derivative contracts were collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production.
The following table summarizes our open derivative contracts at September 30, 2007:

								Net Fair Value
			Price Floor /					Asset (Liability) at
Commodity	Volume		Price Ceiling			Term	Index	September 30, 2007
								(In thousands)
Crude oil	1,200	Bbls / day	$65.00	/	$80.35	Oct ’07 - Dec ’07	NYMEX – WTI	$(266)
Crude oil	1,200	Bbls / day	$65.00	/	$80.03	Jan ’08 - Mar ’08	NYMEX – WTI	(289)
Crude oil	1,200	Bbls / day	$65.00	/	$79.77	Apr ’08 - June ’08	NYMEX – WTI	(239)
Crude oil	1,200	Bbls / day	$65.00	/	$79.86	July ’08 - Sept ’08	NYMEX – WTI	(184)
Crude oil	1,200	Bbls / day	$65.00	/	$79.83	Oct ’08 - Dec ’08	NYMEX – WTI	(145)
Natural gas	10,000	MMBtu / day	$7.00	/	$16.30	Oct ’07 - Dec ’07	NYMEX-H HUB	428
Natural gas	15,000	MMBtu / day	$7.00	/	$9.15	Oct ’07 - Dec ’07	CIG	5,373
Natural gas	15,000	MMBtu / day	$6.50	/	$8.30	Jan ’08 - Dec ’08	CIG	2,974

								$7,652

The net fair value of the Company’s derivative instruments was an asset of approximately $7.7 million at September 30, 2007 and an asset of $1.6 million on October 25, 2007.
The net gains (losses) on effective derivative instruments recognized in the Company’s statements of operations were approximately $6.0 million and ($653,000) for the three months ended September 30, 2007 and 2006, respectively, and approximately $10.5 million and ($5.4) million for the nine months ended September 30, 2007 and 2006, respectively. These gains (losses) are recorded as an increase or (decrease) in revenues.
In March 2007, the Company cash settled its remaining 2007 oil hedges for proceeds of approximately $2.6 million. Of this amount, approximately $1.4 million was recorded as an increase to revenue through September 30, 2007 and the remainder is being recorded during 2007 in the time periods production was scheduled to occur.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
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
In December 2004, Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) was issued, which now requires the Company to recognize the grant-date fair value of stock options and other equity based compensation issued to employees in the statement of operations. The cost of share based payments is recognized over the period the employee provides service. The Company adopted SFAS No. 123R effective July 1, 2005 using the modified prospective method and recognized compensation expense related to stock options of zero and $319,000, relating to employee provided services during the three months ended September 30, 2007 and 2006, respectively, and $319,000 and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.
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
Exercise prices for options outstanding under the Company’s various plans as of September 30, 2007 ranged from $1.75 to $15.60 per share and the weighted-average remaining contractual life of those options was 3.93 years. The Company has not issued stock options since the adoption of SFAS No. 123R. At September 30, 2007, the Company had 2,185,000 options outstanding.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
On February 9, 2007, the Company issued executive performance share grants to each of the Company’s four executive officers (Roger Parker, Chief Executive Officer, John Wallace, President, Kevin Nanke, Chief Financial Officer, and Ted Freedman, Senior Vice President and General Counsel) that provide that the shares of common stock awarded will vest if the market price of Delta stock reaches and maintains certain price levels.  The awards will vest in five tranches on the dates that the average daily closing price of Delta’s common stock equals or exceeds a defined price for a specified number of trading days within any period of 90 calendar days (a “Vesting Threshold”). The Vesting Threshold for the first tranche is $40, for the second tranche it is $50, for the third tranche it is $60, for the fourth tranche it is $75 and for the fifth tranche it is $90.  Upon attaining the Vesting Threshold for each of the first, second and third tranches, 100,000 of Mr. Parker’s shares would vest for each such tranche, 70,000 of Mr. Wallace’s shares would vest for each such tranche and 40,000 of Mr. Nanke’s and Mr. Freedman’s shares would each vest for each such tranche.  Upon attaining the Vesting Thresholds for each of the fourth and fifth tranches, 150,000 of Mr. Parker’s shares would vest for each such tranche, 105,000 of Mr. Wallace’s shares would vest for each such tranche and 60,000 of Mr. Nanke’s and Mr. Freedman’s shares would each vest for each such tranche. Each award provides for the lapse of the $75 and $90 tranches if the $40 tranche has not vested on or before March 31, 2008, and the lapse of the $50 and $60 tranches if the $40 tranche has not vested on or before March 31, 2009. In addition, the grants will lapse and be forfeited to the extent not vested prior to a termination of the executive’s employment, and will be forfeited to the extent not vested on or before January 29, 2017. The awards also provide for a minimum 364-day period between achievement of two vesting thresholds, subject to acceleration of vesting upon a change in control at a price in excess of one or more of the stock price thresholds, with proportional vesting should a change in control occur at a price in excess of one threshold, but below the next threshold.
The performance share grants were valued at $18.4 million, in the aggregate, with derived service periods over which the value of each tranche will be expensed ranging from 1 to 5 years. Equity compensation of $5.0 million related to the performance share grants was included in general and administrative expense during the nine months ended September 30, 2007.
     Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are recorded based on the “more likely than not” requirements of SFAS No. 109, and to the extent this threshold is not met, a valuation allowance is recorded. The Company is currently providing a full valuation allowance on its net deferred tax assets.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the December 31, 2006 year-end. The adoption of SAB 108 had no impact on our financial position or results of operations.
Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2007, no adjustments were recognized for uncertain tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.
The tax years 2003 through 2006 for federal returns and 2002 through 2006 for state returns remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(3) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $13.9 million and $12.5 million at September 30, 2007 and December 31, 2006, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
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
     Acquisitions During the Nine Months Ended September 30, 2007
On June 8, 2007, the Company issued 475,000 shares of common stock valued at approximately $9.9 million using a 5-day average closing price to acquire an additional interest in one well already owned and operated by the Company, and an additional interest in a non-operated property, both located in Polk County, Texas.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(3) Oil and Gas Properties, Continued
On March 9, 2007, the Company issued 754,000 shares of common stock valued at approximately $13.8 million using a 5-day average closing price for additional interests in two wells already owned and operated by the Company located in Polk County, Texas.
On March 1, 2007, the Company paid $3.5 million for interests in producing properties and 39,000 undeveloped net acres in Fremont County, Wyoming.
In March 2007, the Company executed an earn-in agreement with Encana whereby the Company can earn up to 6,000 net acres in the Piceance Basin with the drilling of 128 wells during the next 36 months. The Company is committed to drill 64 total wells, eight of which were drilled by October 31, 2007. The remaining wells are required to be drilled by June 1, 2009. The Company is liable for $250,000 per undrilled well in the event the drilling obligations are not met.
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
On October 1, 2007, the Company completed a transaction involving an exchange of Washington County, Colorado properties and cash consideration of $33.0 million, prior to customary purchase price adjustments, to acquire a 12.5% working interest in the Garden Gulch field in the Piceance basin. The Washington County, Colorado assets are included in discontinued operations at September 30, 2007.
On September 4, 2007, the Company completed the sale of certain non-core properties located in North Dakota for cash consideration of approximately $6.2 million. The transaction resulted in a gain on sale of properties of $4.3 million.
On March 30, 2007, the Company completed the sale of certain non-core properties located in New Mexico and East Texas for cash consideration of approximately $31.5 million, prior to customary purchase price adjustments. The sale resulted in a loss of approximately $10.8 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
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
On August 21, 2006, the Company completed the sale of the properties acquired with the Castle acquisition in April 2006. During the nine months ended September 30, 2006 the Company recorded a $5.8 million extraordinary gain in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).
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
The following table shows the total revenues and income included in discontinued operations for the above mentioned oil and gas properties for the three and nine month periods ended September 30, 3007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues	$1,473	$7,352	$7,026	$22,493

Income from discontinued operations	$457	$1,613	$2,238	$6,505
Income tax expense	—	(609)	(86)	(2,465)

Income from discontinued operations, net of tax	$457	$1,004	$2,152	$4,040

(4) DHS Drilling Operations
On March 5, 2007, DHS purchased a drilling rig (“Rig 18”) for cash consideration of $7.6 million, funded with borrowings under the DHS credit facility. The rig is an 800 horsepower rig with a depth rating of 10,500 feet. The rig is currently operating in the Rocky Mountain Region.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(5) Long Term Debt
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate amount of $150.0 million, which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was not in default (as defined in the indenture) under the indenture as of September 30, 2007. (See Footnote 10, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at September 30, 2007 was approximately $129.8 million.
     3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2007. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, the Company will have the option to deliver shares of common stock, cash or a combination of cash and shares of common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require the Company to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause its wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue its corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws. The fair value of the Notes at September 30, 2007 was approximately $102.3 million.
     Credit Facility
During the quarter ended September 30, 2007, the Company’s borrowing base under its $250.0 million credit facility was increased to $140.0 million. At September 30, 2007, the Company had $5.0 million outstanding under the facility. On April 25, 2007, the credit facility was paid in full with a portion of the proceeds from the Company’s equity and debt offerings. The borrowing base is redetermined semiannually and can be increased with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. The LIBOR and prime rates at September 30, 2007 approximated 5.12% and 7.75%, respectively. The loan is collateralized by substantially all of the Company’s oil and gas properties. The Company is required to meet certain financial covenants for the quarter ended September 30, 2007 which include

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(5) Long Term Debt, Continued
a current ratio of 1 to 1, net of derivative instruments and deferred taxes, as defined, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.0 to 1 for the quarters ending September 30 and December 31, 2007, and 3.75 to 1 for the end of each quarter thereafter. The financial covenants only include subsidiaries which the Company owns 100%. At September 30, 2007, the Company was in compliance with its quarterly debt covenants and restrictions under the facility.
     Unsecured Term Loan
In December 2006 the Company entered into an agreement with JP Morgan Chase Bank N.A., for a $25.0 million unsecured term loan with interest at LIBOR plus a margin of 3.5% at December 31, 2006. The note was paid in full in January 2007 with the proceeds from the $56.4 million equity offering.
     Credit Facility – DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A and initially borrowed $75.0 million. The facility had a delayed draw feature that was utilized during the three months ended March 31, 2007 to borrow an additional $15 million of which $9.8 million has been subsequently repaid. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.50 to 1.00 (with such ratio increasing to 5.00 to 1.00 for the fiscal quarters ending March 31, 2008 and thereafter). The facility matures on May 4, 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year, although no such payment was required in April 2007. The facility is non-recourse to Delta. At September 30, 2007, DHS was in compliance with its quarterly debt covenants and restrictions.
     Five Year Maturities of Long-Term Debt
Borrowing availability under the Delta bank credit facility at September 30, 2007 was approximately $135.0 million and zero under the DHS facility. Maturities of long-term debt, in thousands of dollars based on contractual terms, are as follows:

Nine Months Ending September 30,
2008	$989
2009	11,018
2010	10,561
2011	15,847
2012	46,608
Thereafter	265,000

$350,023

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(6) Commitments and Contingencies
Shareholder Derivative Suit
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
During September and October of 2006, three separate shareholder derivative actions were filed on the Company’s behalf in US District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of the Company’s executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of the Company’s Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated the Company’s stock option grants to make it appear as though they were granted on a prior date when the Company’s stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in the Company issuing materially inaccurate and misleading financial statements and caused the Company to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to the Company certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for ten days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. The stay will remain in effect until the Court rules on the motion.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(6) Commitments and Contingencies, Continued
Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
(7) Stockholders’ Equity
     Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of September 30, 2007 and December 31, 2006, no preferred stock was issued.
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
(8) Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax expense (benefit) attributable to income (loss) from continuing operations was approximately ($769,000) and ($8.3) million, for the three months ended September 30, 2007 and 2006, respectively, and approximately $4.7 million and ($3.4) million for the nine months ended September 30, 2007 and 2006, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the nine months ended September 30, 2007, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded during the second quarter of 2007 and continues to conclude that the Company does not meet the “more likely than not” requirement of SFAS No. 109 in order to recognize deferred tax assets. Accordingly, for the three and nine months ended September 30, 2007, the Company recorded in income tax expense a valuation allowance of $1.9 million and $46.7 million offsetting the Company’s deferred tax assets.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(8) Income Taxes, Continued
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
Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2007, no adjustments were recognized for uncertain tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.
The tax years 2003 through 2006 for federal returns and 2002 through 2006 for state returns remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.
(9) Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
			(In thousands, except per share amounts)
Net income (loss)		$(6,418)		$(7,080)		$(119,369)	$10,935

Basic weighted-average common shares outstanding		64,930		52,990		60,299	51,687
Add: dilutive effects of stock options and unrestricted stock grants		—		—		—	1,146
Add: dilutive effect of 3 3/4% Convertible Notes using the if-converted method		—		—		—	—

Diluted weighted-average common shares outstanding		64,930		52,990		60,299	52,833

Basic net income (loss) per common share		$(.10)		$(.13)		$(1.98)	$.21

Diluted net income (loss) per common share*	$	N/A	$	N/A	$	N/A	$.21

*	Potentially dilutive securities outstanding of 5,975 at September 30, 2007 were anti-dilutive.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(10) Guarantor Financial Information
On March 15, 2005 Delta issued 7% Senior Notes (“Senior Notes”) that mature in 2015 for an aggregate amount of $150.0 million and on which interest is paid semiannually on April 1st and October 1st. The net proceeds from the Senior Notes were used to refinance debt outstanding under the Company’s credit facility.  In addition, on April 25, 2007 the Company issued 3 3/4% Convertible Senior Notes due in 2037 (“Convertible Notes”) for aggregate proceeds of $100 million and on which interest is paid semiannually on May 1 and November 1.  The proceeds of the Convertible Notes were used for capital expenditures.  Both the Senior Notes and the Convertible Notes are guaranteed by Piper Petroleum Company and all of the Company’s other wholly-owned subsidiaries (“Guarantors”). Each of the Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantees the performance and payment when due of all the obligations under the Senior Notes and the Convertible Notes. DHS, CRBP, PGR, and Amber (“Non-guarantors”) are not guarantors of the indebtedness under the Senior Notes or the Convertible Notes.
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 (in thousands).
Condensed Consolidated Balance Sheet
September 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$53,164	$985	$32,764	$—	$86,913

Property and equipment:
Oil and gas properties	893,966	483	73,951	(8,680)	959,720
Drilling rigs and trucks	595	—	152,954	—	153,549
Other	32,961	4,318	1,392	—	38,671

Total property and equipment	927,522	4,801	228,297	(8,680)	1,151,940

Accumulated DD&A	(204,394)	(121)	(39,160)	—	(243,675)

Net property and equipment	723,128	4,680	189,137	(8,680)	908,265

Investment in subsidiaries	81,246	—	—	(81,246)	—
Other long-term assets	28,666	3,776	9,101	—	41,543

Total assets	$886,204	$9,441	$231,002	$(89,926)	$1,036,721

Current liabilities	$95,333	$347	$10,922	$—	$106,602

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	267,786	1,800	89,796	—	359,382
Asset retirement obligation and other debt	3,992	9	142	—	4,143

Total long-term liabilities	271,778	1,809	89,938	—	363,525

Minority interest	27,611	—	—	—	27,611

Stockholders’ equity	491,482	7,285	130,142	(89,926)	538,983

Total liabilities and stockholders’ equity	$886,204	$9,441	$231,002	$(89,926)	$1,036,721

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(10) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$35,521	$2,447	$25,401	$—	$63,369
Property and equipment:
Oil and gas properties	763,126	444	58,078	(12,119)	809,529
Drilling rigs and trucks	595	—	135,443	—	136,038
Other	23,435	4,320	1,137	—	28,892

Total property and equipment	787,156	4,764	194,658	(12,119)	974,459

Accumulated DD&A	(112,691)	(119)	(20,004)	—	(132,814)

Net property and equipment	674,465	4,645	174,654	(12,119)	841,645

Investment in subsidiaries	66,366	—	—	(66,366)	—
Other long-term assets	11,424	3,521	9,385	—	24,330

Total assets	$787,776	$10,613	$209,440	$(78,485)	$929,344

Current liabilities	$88,344	$1,200	$10,035	$—	$99,579

Long-term liabilities
Long-term debt, derivative instruments, and other	283,695	1,600	84,799	—	370,094
Asset retirement obligation and other debt	3,956	9	83	—	4,048

Total long-term liabilities	287,651	1,609	84,882	—	374,142

Minority interest	27,390	—	—	—	27,390

Stockholders’ equity	384,391	7,804	114,523	(78,485)	428,233

Total liabilities and stockholders’ equity	$787,776	$10,613	$209,440	$(78,485)	$929,344

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$35,908	$94	$25,223	$(9,374)	$51,851

Operating expenses:
Oil and gas expenses	8,643	(3)	28	—	8,668
Depreciation and depletion	18,146	7	7,197	—	25,350
Exploration expense	4,742	—	—	—	4,742
Drilling and trucking operations	—	—	14,761	(5,106)	9,655
Dry hole, abandonment and impaired	273	—	—	—	273
General and administrative	11,788	3	1,025	—	12,816

Total expenses	43,592	7	23,011	(5,106)	61,504

Operating income (loss)	(7,684)	87	2,212	(4,268)	(9,653)

Other income and (expenses)	(258)	(2)	(1,725)	(319)	(2,304)
Income tax benefit (expense)	1,141	—	(372)	—	769
Income from discontinued operations, net of tax	457	—	—	—	457
Gain on sale of discontinued operations, net of tax	4,313	—	—	—	4,313

Net income (loss)	$(2,031)	$85	$115	$(4,587)	$(6,418)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(10) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$23,660	$705	$24,517	$(6,218)	42,664

Operating expenses:
Oil and gas expenses	5,921	329	277	—	6,527
Depreciation and depletion	15,929	135	5,039	—	21,103
Exploration expense	1,226	—	—	—	1,226
Drilling and trucking operations	—	—	13,910	(3,230)	10,680
Dry hole, abandonment and impaired	11,256	—	—	—	11,256
General and administrative	8,621	324	847	—	9,792
Gain on sale of oil and gas properties	67	—	—	—	67

Total expenses	43,020	788	20,073	(3,230)	60,651

Operating income (loss)	(19,360)	(83)	4,444	(2,988)	(17,987)

Other income and (expenses)	(1,671)	(53)	(1,717)	(715)	(4,156)
Income tax (expense) benefit	10,241	—	(1,912)	—	8,329
Income from discontinued operations, net of tax	1,004	—	—	—	1,004
Gain on sale of discontinued operations, net of tax	6,053	—	—	—	6,053
Extraordinary gain, net of tax	—	(323)	—	—	(323)

Net income (loss)	$(3,733)	$(459)	$815	$(3,703)	$(7,080)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$92,272	$410	$69,056	$(21,208)	$140,530

Operating expenses:
Oil and gas expenses	21,606	86	725	—	22,417
Depreciation and depletion	50,282	4	19,449	—	69,735
Exploration expense	6,138	—	—	—	6,138
Drilling and trucking operations	—	—	42,199	(12,528)	29,671
Dry hole, abandonment and impaired	72,851	—	—	—	72,851
General and administrative	34,339	(1)	2,951	—	37,289

Total expenses	185,216	89	65,324	(12,528)	238,101

Operating income (loss)	(92,944)	321	3,732	(8,680)	(97,571)

Other income and (expenses)	(10,167)	58	(4,899)	(11)	(15,019)
Income tax benefit (expense)	(4,689)	—	(13)	—	(4,702)
Income from discontinued operations, net of tax	2,152	—	—	—	2,152
Loss on sale of discontinued operations, net of tax	(4,229)	—	—	—	(4,229)

Net income (loss)	$(109,877)	$379	$(1,180)	$(8,691)	$(119,369)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(10) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$71,859	$2,047	$59,126	$(16,854)	116,178

Operating expenses:
Oil and gas expenses	17,896	572	554	—	19,022
Depreciation and depletion	38,054	288	11,559	—	49,901
Exploration expense	3,399	—	3	—	3,402
Drilling and trucking operations	—	—	32,958	(8,785)	24,173
Dry hole, abandonment and impaired	12,642	—	—	—	12,642
General and administrative	23,885	491	2,473	—	26,849
Gain on sale of oil and gas properties	(18,849)	—	—	—	(18,849)

Total expenses	77,027	1,351	47,547	(8,785)	117,140

Operating income (loss)	(5,168)	696	11,579	(8,069)	(962)

Other income and (expenses)	(708)	(50)	(5,617)	(1,575)	(7,950)
Income tax benefit	5,277	—	(1,912)	—	3,365
Income from discontinued operations, net of tax	4,040	—	—	—	4,040
Gain on sale of discontinued operations, net of tax	6,689	—	—	—	6,689
Extraordinary gain, net of tax	—	5,753	—	—	5,753

Net income (loss)	$10,130	$6,399	$4,050	$(9,644)	$10,935

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$25,209	$304	$16,278	$41,791
Investing activities	(165,954)	(1,520)	(34,928)	(202,402)
Financing activities	153,072	—	21,775	174,847

Net increase in cash and cash equivalents	12,327	(1,216)	3,125	14,236

Cash at beginning of the period	2,282	1,637	3,747	7,666

Cash at the end of the period	$14,609	$421	$6,872	$21,902

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$17,755	$(1,852)	$12,321	$28,224
Investing activities	(94,788)	23,146	(67,026)	(138,668)
Financing activities	77,695	(19,263)	56,439	114,871

Net increase (decrease) in cash and cash equivalents	662	2,031	1,734	4,427

Cash at beginning of the period	1,949	216	3,354	5,519

Cash at the end of the period	$2,611	$2,247	$5,088	$9,946

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

(11) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and nine months ended September 30, 2007 and 2006:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
Three Months Ended September 30, 2007
Revenues from external customers	$36,936	$14,915	$—	$51,851
Inter-segment revenues	—	9,374	(9,374)	—

Total revenues	$36,936	$24,289	$(9,374)	$51,851

Operating income (loss)	$(8,112)	$2,728	$(4,269)	$(9,653)

Other expense[1]	(260)	(1,725)	(319)	(2,304)

Income (loss) from continuing operations, before tax	$(8,372)	$1,003	$(4,588)	$(11,957)

Three Months Ended September 30, 2006
Revenues from external customers	$25,470	$17,194	$—	$42,664
Inter-segment revenues	—	6,217	(6,217)	—

Total revenues	$25,470	$23,411	$(6,217)	$42,664

Operating income (loss)	$(19,042)	$4,043	$(2,988)	$(17,987)

Other income and (expense)[1]	(1,723)	(1,718)	(715)	(4,156)

Income (loss) from continuing operations, before tax	$(20,765)	$2,325	$(3,703)	$(22,143)

Nine Months Ended September 30, 2007
Revenues from external customers	$95,213	$45,317	$—	$140,530
Inter-segment revenues	—	21,208	(21,208)	—

Total revenues	$95,213	$66,525	$(21,208)	$140,530

Operating income (loss)	$(93,825)	$4,934	$(8,680)	$(97,571)

Other expense[1]	(10,109)	(4,899)	(11)	(15,019)

Income (loss) from continuing operations, before tax	$(103,934)	$35	$(8,691)	$(112,590)

Nine Months Ended September 30, 2006
Revenues from external customers	$75,939	$40,239	$—	$116,178
Inter-segment revenues	—	16,854	(16,854)	—

Total revenues	$75,939	$57,093	$(16,854)	$116,178

Operating income (loss)	$(3,540)	$10,647	$(8,069)	$(962)

Other income and (expense)[1]	(759)	(5,616)	(1,575)	(7,950)

Income (loss) from continuing operations, before tax	$(4,299)	$5,031	$(9,644)	$(8,912)

1	Includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.
(12) Subsequent Event
On October 1, 2007, the Company completed an asset exchange agreement in which the Company acquired an additional 12.5% working interest in the Garden Gulch field in the Piceance Basin. Under the agreement, the Company paid $33 million in cash, prior to customary purchase price adjustments, and transferred ownership of substantially all of its acreage position and production in the eastern DJ Basin (Washington and Yuma Counties, Colorado).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; expected results or benefits associated with recent acquisitions; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); our expectation that we will have adequate cash from operations and credit facility borrowings to meet future debt service, capital expenditure and working capital requirements; nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2006, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both crude oil and natural gas provided by us;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, market, develop and produce new properties;

•	plans with respect to divestiture of oil and gas properties;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids; and

•	ability to fully utilize income tax operating loss and credit carry-forwards.
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
Recent Developments
•	Primarily due to continued success from our Piceance Basin and Austin Chalk drilling activities, our production from continuing operations increased 44% to 4.4 Mmcfe, compared to 3.1 Mmcfe for the comparable prior year quarter and increased 23% to 11.8 Mmcfe, compared to 9.6 Mmcfe for the comparable prior year nine month period.
The following discussion and analysis relates to items that have affected our results of operations for the three and nine months ended September 30, 2007 and 2006. This analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-Q.
Results of Operations
Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
Net Loss. Net loss was $6.4 million, or $0.10 per diluted common share, for the three months ended September 30, 2007, compared to net loss of $7.1 million, or $.13 per diluted common share, for the three months ended September 30, 2006. Loss from continuing operations decreased from $13.8 million for the three months ended September 30, 2006 to $11.2 million for the three months ended September 30, 2007, due primarily to $11.2 million in impairments recorded during the three months ended September 30, 2006, offset by higher depreciation, depletion, and amortization expense and increased general and administrative expense for the three months ended September 30, 2007.
Oil and Gas Sales. During the three months ended September 30, 2007, oil and gas sales from continuing operations increased 18% to $30.9 million, as compared to $26.1 million for the comparable period a year earlier. The increase was the result of a 44% increase in production from continuing operations, partially offset by a 28% decrease in gas prices. The average onshore gas price received during the three months ended September 30, 2007 decreased to $4.24 per Mcf compared to $5.84 per Mcf for the year earlier period due to an increase in the Rockies basis differential. The average onshore oil price received during the three months ended September 30, 2007 increased to $74.52 per Bbl compared to $68.87 per Bbl for the year earlier period, and the offshore oil price increased to $57.26 per Bbl during the three months ended September 30, 2007 compared to $43.48 for the year earlier period.
Net gains (losses) from effective hedging activities were a $6.0 million gain and a $653,000 loss for the three months ended September 30, 2007 and 2006, respectively. The gain in 2007 is primarily due to lower gas prices. These gains (losses) are recorded as an increase or decrease in revenues.

Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended September 30, 2007 decreased to $14.9 million compared to $17.2 million for the year earlier period. The decrease is the result of lower utilization during the current year period.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007		2006
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl)	225	35	230	39
Gas (MMcf)	2,869	—	1,465	—
Production – Discontinued Operations:
Oil (MBbl)	19	—	66	—
Gas (MMcf)	38	—	536	—

Total Production (MMcfe)	4,371	210	3,779	237

Average Price – Continuing Operations:
Oil (per barrel)	$74.52	$57.26	$68.87	$43.48
Gas (per Mcf)	$4.24	$—	$5.84	$—

Costs per Mcfe – Continuing Operations:
Hedge effect	$1.42	$—	$(.23)	$—
Lease operating expense	$1.10	$5.10	$1.33	$4.28
Production taxes	$.43	$.06	$.45	$.06
Transportation costs	$.27	$—	$.15	$—
Depletion expense	$4.42	$1.61	$5.50	$1.25
Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2007 were $5.7 million compared to $4.8 million for the year earlier period. Lease operating expense from continuing operations for onshore properties for the three months ended September 30, 2007 was $1.10 per Mcfe as compared to $1.33 per Mcfe for the year earlier period primarily due to additional volumes from new wells without significant additional operating costs.
Depreciation, Depletion, and Amortization – oil and gas. Depreciation, depletion and amortization expense increased 19% to $19.5 million for the three months ended September 30, 2007, as compared to $16.5 million for the year earlier period. Depletion expense for the three months ended September 30, 2007 was $19.0 million compared to $16.0 million for the three months ended September 30, 2006. The 19% increase in depletion expense was due to a 44% increase in production from continuing operations offset by a 20% decrease in the onshore depletion rate. Our onshore depletion rate decreased to $4.42 per Mcfe for the three months ended September 30, 2007 from $5.50 per Mcfe for the year earlier period. Howard Ranch impairments recorded in the second quarter of 2007 and a greater percentage of production from our Vega Field both contributed to the lower depletion rate in the third quarter of 2007, as compared to the same period in 2006.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling increased to $5.8 million for the three months ended September 30, 2007, as compared to $4.6 million for the year earlier period. Despite lower utilization, generally accepted accounting principles require depreciation to continue, and thus this increase is due to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the three months ended September 30, 2007 were $4.7 million compared to $1.2 million for the year earlier period. Current year exploration activities include activities in our Columbia River Basin, central Utah Hingeline, the Cowboy Prospect in Wyoming, and Newton County, Texas projects.

Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $273,000 for the three months ended September 30, 2007 compared to $247,000 for the comparable period a year ago. During the three months ended September 30, 2006, we recorded impairments totaling $11.0 million, of which $10.0 million was recorded on certain of the Company’s eastern Colorado properties primarily due to lower Rocky Mountain natural gas prices and $1.0 million was recorded on certain Oklahoma properties that are held for sale as of September 30, 2007.
Drilling and Trucking Operations. Drilling expenses decreased to $9.7 million for the three months ended September 30, 2007 compared to $10.7 million for the comparable prior year period. This decrease can be attributed to lower utilization during the current year period.
General and Administrative Expense. General and administrative expense increased 31% to $12.8 million for the three months ended September 30, 2007, as compared to $9.8 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in non-cash equity compensation of $2.9 million and our 18% increase in technical and administrative staff and related personnel costs.
Gain (Loss) on Ineffective Derivative Instruments, Net. Effective July 1, 2007 we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. As a result, we recognized $3.2 million and $3.0 million non-cash gains in our statement of operations during the three months ended September 30, 2007 and 2006, respectively.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the three months ended September 30, 2007, DHS generated lower profit resulting in decreased minority interest expense.
Interest and Financing Costs, Net. Interest and financing costs decreased 19% to $5.1 million for the three months ended September 30, 2007, as compared to $6.4 million for the comparable year earlier period. The decrease is primarily related to lower interest rates on the outstanding debt balance from the convertible notes financed in April, a lower average balance outstanding on the Delta credit facility and increased interest income from invested cash, partially offset by a higher average amount outstanding under the DHS credit facility.
Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our Delta stand-alone deferred tax assets beginning with the second quarter of 2007. As a result, our income tax benefit for the three months ended September 30, 2007 of $769,000 relates only to DHS, as no benefit was provided for Delta’s pre-tax losses. During the three months ended September 30, 2006, an income tax benefit of $8.3 million was recorded for continuing operations at an effective tax rate of 37.61%.
Discontinued Operations. Discontinued operations for the three months ended September 30, 2007 and September 30, 2006 include the Skinner assets which are held for sale as of September 30, 2007 and the Washington County, Colorado assets sold subsequent to quarter-end. Discontinued operations for both periods include the Frisco field in Pointe Coupee Parish, Louisiana, which was sold in June 2006, the Panola and Rusk County, Texas properties, which were sold in August 2006, the East Texas and Pennsylvania properties, which were sold in August 2006, the Kansas field, which was sold in January 2007, the Australia field and the New Mexico and East Texas properties, which were sold in March 2007 and the North Dakota properties sold in September 2007.
Gain on Sale of Discontinued Operations. During the three months ended September 30, 2007, we sold non-core properties in North Dakota for proceeds of $6.2 million and a net gain of $4.3 million. During the three months ended September 30, 2006, we sold certain non-core properties located in East Texas for net proceeds of $14.9 million and an after-tax gain of $6.1 million.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Income (Loss). Net loss was $119.4 million, or $1.98 per diluted common share, for the nine months ended September 30, 2007, compared to net income of $10.9 million, or $.21 per diluted common share, for the nine months ended September 30, 2006. Loss from continuing operations increased from $5.5 million for the nine months ended September 30, 2006 to a loss of $117.3 million for the nine months ended September 30, 2007, due primarily to dry hole costs and impairments, first half 2006 gains on undeveloped property sales and gains on ineffective derivative instruments that did not occur during 2007, and due to higher depreciation, depletion, and amortization expense, and increased general and administrative expense in 2007. Net loss increased significantly due to the valuation allowance required to be recorded against the Company’s deferred tax assets during the second quarter of 2007.
Oil and Gas Sales. During the nine months ended September 30, 2007, oil and gas sales from continuing operations increased 4% to $84.7 million, as compared to $81.4 million for the comparable period a year earlier. The increase was the result of a 23% increase in production from continuing operations, partially offset by a 14% decrease in gas prices and a 2% decrease in oil prices. The average onshore gas price received during the nine months ended September 30, 2007 was $5.25 per Mcf compared to $6.15 per Mcf for the year earlier period due to the increase in the Rockies basis differential. The average onshore oil price received during the nine months ended September 30, 2007 decreased to $64.59 per Bbl compared to $66.18 per Bbl for the year earlier period and the offshore oil price decreased to $48.36 per Bbl during the nine months ended September 30, 2007 compared to $48.49 for the year earlier period.
Net gains (losses) from effective hedging activities were $10.5 million gain and $5.4 million loss for the nine months ended September 30, 2007 and 2006, respectively. The gain in 2007 realized hedges is primarily due to lower oil and gas prices. These gains (losses) are recorded as an increase or decrease in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the nine months ended September 30, 2007 increased to $45.3 million compared to $40.2 million for the year earlier period. The increase is the result of the increase from 15 to 17 rigs in operation by DHS.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007		2006
	Onshore	Offshore	Onshore	Offshore
Production – Continuing Operations:
Oil (MBbl)	624	110	710	124
Gas (MMcf)	7,440	—	4,611	—
Production – Discontinued Operations:
Oil (MBbl)	84	—	220	—
Gas (MMcf)	389	—	1,455	—

Total Production (MMcfe)	12,076	658	11,651	744

Average Price – Continuing Operations:
Oil (per barrel)	$64.59	$48.36	$66.18	$48.49
Gas (per Mcf)	$5.25	$—	$6.15	$—

Costs per Mcfe – Continuing Operations:
Hedge effect	$.94	$—	$(.61)	$—
Lease operating expense	$1.09	$3.74	$1.18	$4.14
Production taxes	$.44	$.06	$.48	$.05
Transportation costs	$.25	$—	$.13	$—
Depletion expense	$4.56	$1.41	$4.14	$.95

Lease Operating Expense. Lease operating expenses for the nine months ended September 30, 2007 were $14.7 million compared to $13.6 million for the year earlier period. Lease operating expense from continuing operations for onshore properties for the nine months ended September 30, 2007 was $1.09 per Mcfe as compared to $1.18 per Mcfe for the year earlier period.
Depreciation, Depletion and Amortization – oil and gas. Depreciation, depletion and amortization expense increased 37% to $53.2 million for the nine months ended September 30, 2007, as compared to $38.8 million for the year earlier period. Depletion expense for the nine months ended September 30, 2007 was $51.7 million compared to $37.5 million for the nine months ended September 30, 2006. The 38% increase in depletion expense was due to a 23% increase in production from continuing operations and a 10% increase in the onshore depletion rate. Our onshore depletion rate increased to $4.56 per Mcfe for the nine months ended September 30, 2007 from $4.14 per Mcfe for the year earlier period. The increase is partially due to a higher depletion rate on our Austin Chalk properties due to lower than expected well performance on the two most recent wells drilled.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling increased to $16.5 million for the nine months ended September 30, 2007, as compared to $11.1 million for the year earlier period. This increase can be attributed to the additional rigs placed in service through DHS.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration costs for the nine months ended September 30, 2007 were $6.1 million compared to $3.4 million for the year earlier period. Current year exploration activities include activities in our Columbia River Basin, central Utah Hingeline, and Newton County, Texas projects.
Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $15.4 million for the nine months ended September 30, 2007 compared to $1.6 million for the comparable period a year ago. Our dry hole costs during 2006 related primarily to three exploratory projects, one in Orange County, California, one in Texas, and one in Utah. For the nine months ended September 30, 2007, our dry hole costs related primarily to four exploratory projects, two in Texas, one in Wyoming, and one in Utah.
During the nine months ended September 30, 2007, the Company recorded impairments totaling approximately $57.5 million primarily related to the Howard Ranch and Fuller fields in Wyoming ($37.5 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect.
During the quarter ended September 30, 2006, an impairment of $10.0 million was recorded on certain of the Company’s eastern Colorado properties primarily due to lower Rocky Mountain natural gas prices. In addition during the three months ended September 30, 2006, an impairment of $1.0 million was recorded on certain Oklahoma properties that are held for sale as of September 30, 2007.
Drilling and Trucking Operations. Drilling expenses increased to $29.7 million for the nine months ended September 30, 2007 compared to $24.2 million for the comparable prior year period. This increase can be attributed to the increase in the number of rigs in operation, 17 rigs as of September 30, 2007 compared to 15 rigs at September 30, 2006.
General and Administrative Expense. General and administrative expense increased 39% to $37.3 million for the nine months ended September 30, 2007, as compared to $26.8 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in non-cash equity compensation of $7.6 million and a 14% increase in technical and administrative staff and related personnel costs.
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
Gain (Loss) on Ineffective Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognized mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. As a result, we recognized non-cash gains of $2.5 million and $11.5 million in our statements of operations during the nine months ended September 30, 2007 and 2006, respectively.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the nine months ended September 30, 2007, DHS generated lesser profit resulting in decreased minority interest expense.
Interest and Financing Costs, Net. Interest and financing costs decreased 4% to $18.1 million for the nine months ended September 30, 2007, as compared to $18.9 million for the comparable year earlier period. The decrease is primarily related to lower interest rates on the outstanding debt balance from the convertible notes, the decrease in the average amount outstanding under our credit facility and increased interest income from invested cash, partially offset by the increased long term debt balance related to the DHS credit facility.
Income Tax Expense. Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our deferred tax assets recorded beginning with the second quarter of 2007. As a result, our income tax expense for the nine months ended September 30, 2007 of $4.7 million includes a valuation allowance of $46.7 million. During the nine months ended September 30, 2006, income tax benefit of $3.4 million was recorded for continuing operations at an effective tax rate of 37.8%.
Discontinued Operations. Discontinued operations include the Frisco field in Pointe Coupee Parish, Louisiana, which was sold in June 2006, the Panola and Rusk County, Texas properties, which were sold in August 2006, the East Texas and Pennsylvania properties, which were sold in August 2006, the Kansas field, which was sold in January 2007, the Australia field and the New Mexico and East Texas properties, which were sold in March 2007, the North Dakota properties sold in September 2007, and the Washington County, Colorado properties sold subsequent to quarter-end.
Gain (Loss) on Sale of Discontinued Operations. During the nine months ended September 30, 2007, we sold non-core properties in Kansas, Texas, New Mexico, Australia and North Dakota for combined proceeds of $46.4 million and a combined net loss of $4.2 million. During the nine months ended September 30, 2006, we sold certain non-core properties located in Louisiana and East Texas for combined proceeds of $23.8 million and an after-tax gain of $6.7 million.
Extraordinary Gain. On August 21, 2006, the Company completed the sale of the properties acquired with the Castle acquisition in April 2006. During the nine months ended June 30, 2006 the Company recorded a $5.8 million extraordinary gain ($9.2 million, net of $3.4 million tax) in accordance with SFAS No. 141.

Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. Since December 31, 2006, we have completed several equity, debt, and property transactions as described below. On January 25, 2007, we completed a public offering of 2,768,000 shares of our common stock for net proceeds of $56.4 million. During the nine months ended September 30, 2007, we sold non-core properties in Kansas, Texas and New Mexico, Australia, and North Dakota for combined net proceeds of $46.4 million. On April 25, 2007, we issued 7,130,000 shares of common stock at $20.50 per share and issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for total net proceeds of $251.9 million after underwriters’ discounts and commissions of $9.3 million.
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
During the nine months ended September 30, 2007, we had an operating loss of $97.6 million, but generated cash from operating activities of $41.8 million and obtained cash from financing activities of $174.8 million. During this period we spent $202.8 million on oil and gas development (or $156.4 million, net of $46.4 million proceeds from dispositions), $4.5 million on oil and gas acquisitions, and $19.1 million on drilling and trucking capital expenditures. At September 30, 2007, we had $21.9 million in cash, total assets of $1.0 billion and a debt to capitalization ratio of 39.3%. Long-term debt at September 30, 2007 totaled $349.4 million, comprised of $85.0 million of bank debt, $149.4 million of senior subordinated notes and $115.0 million of senior convertible notes. In April, our credit facility was paid in full with proceeds from the debt and equity offering. Available borrowing capacity under our bank credit facility at September 30, 2007 was approximately $140.0 million and had a balance of $5.0 million. In May 2006, DHS closed a new $100.0 million Senior Secured Credit Facility with JP Morgan Chase Bank, N.A., as administrative agent, of which $75.0 million was initially drawn and $80.0 million is outstanding at September 30, 2007. DHS had no additional availability under its credit facility.
At September 30, 2007, we were in compliance with our quarterly financial covenants. Our covenants require a minimum current ratio of 1 to 1, net of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.0 to 1 for the quarters ending September 30 and December 31, 2007, and 3.75 to 1 for the end of each quarter thereafter. These financial covenant calculations only reflect wholly-owned subsidiaries.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production and the success of our exploration and production activities in generating additions to production.
Although we believe that through cash on hand, availability on our credit facility, and cash flows from operations, we have access to adequate capital to fund our development plans, we continue to examine additional sources of long-term capital, including a restructured debt facility, the issuance of debt instruments, the sale of preferred and common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy, will depend upon a number of factors, many of which are beyond our control.

Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the nine months ended September 30, 2007, we completed the following transactions:
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
On March 5, 2007, DHS purchased a drilling rig (“Rig 18”) for $7.6 million. The rig is an 800 horsepower rig with a depth rating of 10,500 feet. The rig is currently operating in the Rocky Mountain region.
On March 1, 2007, we paid $3.5 million for 39,000 net acres and interests in several wells in Fremont County, Wyoming.
Subsequent to quarter-end on October 1, 2007, we completed an asset exchange transaction to acquire an additional 12.5% working interest in the Garden Gulch Field in the Piceance Basin, in exchange for our assets in Washington County, Colorado and $33.0 million in cash.
Historical Cash Flow
Our cash flow from operating activities increased from $28.2 million for the nine months ended September 30, 2006 to $41.8 million for the nine months ended September 30, 2007, primarily as a result of changes in working capital which reduced 2006 operating cash flows. Our net cash used in investing activities increased to $202.4 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $138.7 million for the year earlier period, primarily due to our increased drilling activity. Cash provided by financing activities was $174.8 million for the nine months ended September 30, 2007 compared to $114.9 million for the comparable prior year period. Cash provided by financing activities was higher in 2007 primarily due to cash received in April from our convertible debt and equity offerings.

Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Polk County, TX (non-cash)	$23,765	$—
Fremont County, WY	3,500	—
Other	8,480	19,739
Armstrong acquisition	—	40,103
Castle acquisition	—	33,648

Other development costs	193,983	123,351
Drilling and trucking costs	19,054	58,890
Dry hole costs	993	1,633
Exploration costs	6,138	3,402

	$255,913	$280,766

FUNDING SOURCES:
Cash flow provided by operating activities	$41,791	$28,224
Stock issued for cash upon exercised options	94	3,183
Stock issued for cash, net	196,534	33,870
Net long-term borrowings (repayments)	(17,857)	77,818
Minority interest contributions	—	9,018
Proceeds from sale of oil and gas properties	46,407	80,712
Other	(92)	(1,508)

	$266,877	$231,317

Sales of Oil and Gas Properties
On October 1, 2007, we divested our Washington County, Colorado assets in conjunction with an asset exchange transaction to acquire additional working interest in the Garden Gulch Field in the Piceance Basin.
On September 4, 2007, we completed the sale of certain non-core properties located in North Dakota for cash consideration of approximately $6.2 million. The sale resulted in a gain of $4.3 million.
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
Contractual and Long Term Debt Obligations

	Payments Due by Period
	Less than			After
Contractual Obligations at September 30, 2007	1 year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
7% Senior unsecured notes	$—	$—	$—	$150,000	$150,000
Interest on 7% Senior unsecured notes	10,500	21,000	21,000	36,283	88,783
3 3/4% Senior convertible notes	—	—	—	115,000	115,000
Credit facility	—	—	5,000	—	5,000
DHS credit facility	966	21,579	57,455	—	80,000
Derivative liability	977	145	—	—	1,122
Abandonment retirement obligation	456	499	458	10,064	11,477
Operating leases	3,012	5,286	2,492	2,683	13,473
Drilling commitments	8,000	14,000	—	—	22,000
Other debt obligations	23	—	—	—	23

Total contractual cash obligations	$23,934	$62,509	$86,405	$314,030	$486,878

     7% Senior Unsecured Notes, due 2015
On March 15, 2005, we issued 7% senior unsecured notes for an aggregate face amount of $150.0 million which pay interest semiannually on April 1 and October 1 and mature in 2015. The net proceeds were used to refinance debt outstanding under our credit facility which included the amount required to acquire the Manti properties. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants may limit management’s discretion in operating our business.
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
     Credit Facility
During the quarter ended September 30, 2007, we increased our borrowing base to $140.0 million. At September 30, 2007, the $250.0 million credit facility had $5.0 million outstanding. On April 25, 2007, the credit facility was fully paid down with a portion of the proceeds from our equity and debt offerings. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime + .25% and 1.00% for base rate loans and between Libor + 1.5% and 2.25% for Eurodollar loans. We are required to meet certain financial covenants which include a current ratio of 1 to 1, net of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.0 to 1 for the quarters ending September 30 and December 31, 2007, and 3.75 to 1 for the end of each quarter thereafter. The financial covenants only include subsidiaries which we own 100%. At September 30, 2007, we were in compliance with our quarterly debt covenants and restrictions.
The borrowing base is re-determined by the lending banks at least semi-annually on April 1 and October 1 of each year, or by special re-determinations if requested by the Company based on drilling success. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required (1) to make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) to eliminate the deficiency by making three equal monthly principal payments, (3) within 90 days, to provide additional collateral for consideration to eliminate the deficiency or (4) to eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility. There was no change to our borrowing base as a result of the October 2007 redetermination.
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

     Credit Facility – DHS
On May 4, 2006, DHS entered into a new $100.0 million senior secured credit facility with JP Morgan Chase Bank, N.A and initially borrowed $75.0 million. The facility had a delayed draw feature that was utilized during the three months ended March 31, 2007 to borrow an additional $15 million of which $9.8 million has been subsequently repaid. Borrowings on the facility bear interest at LIBOR plus 300 basis points. The facility includes financial covenants which require a maximum debt to EBITDA ratio of 2.50 to 1.00 (with such ratio decreasing to 2.25 to 1.00 for the quarters ending March 31, 2008 through December 31, 2008 and 2.00 to 1.00 for the fiscal quarters ending March 31, 2009 through March 31, 2012) and a minimum EBITDA to interest expense ratio of 4.50 to 1.00 (with such ratio increasing to 5.00 to 1.00 for fiscal quarters ending March 31, 2008 and thereafter). The facility matures in 2012 and requires quarterly principal payments of 0.25% of the amount outstanding. In addition, an annual mandatory prepayment is required each April based on a percentage of excess cash flow (as defined) during the preceding fiscal year. The facility is non-recourse to us. No mandatory prepayment was due in April 2007 due to capital expenditures. At September 30, 2007, DHS was in compliance with its quarterly debt covenants and restrictions.
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
In March 2007, we executed an earn-in agreement with Encana whereby we can earn up to 6,000 net acres in the Piceance Basin with the drilling of 128 wells during the next 36 months. We are committed to drill 64 total wells, eight of which were drilled by October 31, 2007. The remaining wells are required to be drilled by June 1, 2009. We are liable for $250,000 per undrilled well in the event the drilling obligations are not met.
Derivative instruments had a positive fair market value at September 30, 2007 and thus no obligation was shown. The ultimate settlement amounts of these hedges are unknown because they are subject to continuing market risk. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our hedges.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, we recorded an impairment provision of $57.5 million attributable to developed properties for the nine months ended September 30, 2007. During the remainder of 2007, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or commodity prices may cause us to revise in future quarters our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
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
All derivative instruments are recorded on the balance sheet at fair value. Effective July 1, 2007, we elected to discontinue cash flow hedge accounting prospectively. Beginning July 1, 2007, we recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges. The net derivative gains in accumulated other comprehensive income as of September 30, 2007 related to those derivatives that were previously accounted for under hedge accounting will be reclassified to earnings as the original hedged transactions occur. The accumulated other comprehensive income balance at September 30, 2007 was $4.2 million, all of which is expected to be reclassified into earnings within the next twelve months.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the December 31, 2006 year-end. The adoption of SAB 108 had no impact on our financial position or results of operations.
Effective January 1, 2007, we adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the nine months ended September 30, 2007, no adjustments were recognized for uncertain tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.
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
The net fair value of our derivative instruments was a $7.7 million asset at September 30, 2007 and a $1.6 million asset on October 25, 2007.
Assuming production and the percent of oil and gas sold remained unchanged for the nine months ended September 30, 2007, a hypothetical 10% decline in the average market price we realized during the nine months ended September 30, 2007 on unhedged production would reduce our oil and natural gas revenues by approximately $8.5 million.
Interest Rate Risk
We were subject to interest rate risk on $85.0 million of variable rate debt obligations at September 30, 2007. The annual effect of a 10% change in interest rates would be approximately $710,000. The interest rate on these variable debt obligations approximates current market rates as of September 30, 2007.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shareholder Derivative Suit
Within the past two years, there has been significant focus on corporate governance and accounting practices in the grant of equity based awards to executives and employees of publicly traded companies, including the use of market hindsight to select award dates to favor award recipients. After being identified in a third-party report as statistically being at risk for possibly backdating option grants, in May 2006 our Board of Directors created a special committee comprised of outside directors. The special committee, which was advised by independent legal counsel and advisors, undertook a comprehensive review of our historical stock option practices and related accounting treatment. In June 2006 we received a subpoena from the U.S. Attorney for the Southern District of New York and an inquiry from the staff of the Securities and Exchange Commission (“SEC”) related to our stock option grants and related practices. The special committee of our Board of Directors reported to the Board that, while its review revealed deficiencies in the documentation of our option grants in prior years, there was no evidence of option backdating or other misconduct by our executives or directors in the timing or selection of our option grant dates, or that would cause us to conclude that our prior accounting for stock option grants was incorrect in any material respect. We provided the results of the internal investigation to the U.S. Attorney’s office and to the SEC in August 2006, and we have been orally informed through counsel that the matter has been closed. We further believe that that the SEC has also closed its informal inquiry.
During September and October of 2006, three separate shareholder derivative actions were filed on our behalf in US District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of our executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of our Board of Directors and our Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated our stock option grants to make it appear as though they were granted on a prior date when our stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in our issuing materially inaccurate and misleading financial statements and caused us to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to us certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for ten days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. The stay will remain in effect until the Court rules on the motion.

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
Risks Related to Options Inquiries
As discussed in Footnote 6 “Commitments and Contingencies” of the accompanying financial statements, and “Item 1. Legal Proceedings,” we have cooperated with inquiries that were commenced by the U.S. Attorney and the SEC into matters related to our stock option grant practices, and we are the subject of a shareholder derivative suit related to these historical practices. Any adverse determination in these matters could adversely affect our business and results of operations. Further, the costs associated with this activity have been and may be expected to be significant, and the diversion of management time and attention from revenue generating activities to these matters may adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”) that have not been reported in a Form 8-K.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.

Item 6. Exhibits.
     Exhibits are as follows:
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 31, 2006.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated February 9, 2006.

4.1	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K dated March 15, 2005.

4.2	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees. Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K dated March 15, 2005.

4.3	Form of Indenture, dated as of April 25, 2007, by and between the Company and certain subsidiary guarantors and U.S. Bank National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2007.

4.4	Form of 3 3/4% Convertible Senior Notes due 2037. Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

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
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: November 8, 2007

EXHIBIT INDEX:
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 31, 2006.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated February 9, 2006.

4.1	Indenture dated as of March 15, 2005, among Delta Petroleum Corporation, the Guarantors named therein and US Bank National Association, as Trustee. Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K dated March 15, 2005.

4.2	Form of 7% Series A Senior Notes due 2015 with attached notation of Guarantees. Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K dated March 15, 2005.

4.3	Form of Indenture, dated as of April 25, 2007, by and between the Company and certain subsidiary guarantors and U.S. Bank National Association, as trustee. Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2007.

4.4	Form of 3 3/4% Convertible Senior Notes due 2037. Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically