Form 10-Q
period 2008-06-30
DELTA PETROLEUM CORP/CO
filed 2008-08-07
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
103,289,430 shares of common stock, $.01 par value per share, were outstanding as of August 1, 2008.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets — June 30, 2008 and December 31, 2007 (unaudited)	1

	Consolidated Statements of Operations — Three Months Ended June 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Operations — Six Months Ended June 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss — Six Months Ended June 30, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Fifth Amendment to Amended and Restated Credit Agreement, dated May 16, 2008, by and among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein.

	Delta Petroleum Corporation 2008 New-Hire Equity Incentive Plan
	Certification of CEO Pursuant to Section 302
	Certification of CFO Pursuant to Section 302
	Certification of CEO Pursuant to Section 18 USC Section 1350
	Certification of CFO Pursuant to Section 18 USC Section 1350
The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.
 i

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
		(Note 13)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,599	$9,793
Certificates of deposit	35,480	—
Trade accounts receivable, net of allowance for doubtful accounts of $664	44,265	38,761
Prepaid assets	16,032	3,943
Inventories	5,632	4,236
Derivative instruments	—	2,930
Deferred tax assets	150	150
Assets held for sale	67,621	63,749
Other current assets	6,322	10,214

Total current assets	184,101	133,776

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	532,763	247,466
Proved	1,067,286	749,393
Drilling and trucking equipment	172,495	146,097
Pipeline and gathering system	49,676	22,140
Other	36,905	19,069

Total property and equipment	1,859,125	1,184,165
Less accumulated depreciation and depletion	(296,388)	(245,153)

Net property and equipment	1,562,737	939,012

Long-term assets:
Long-term restricted deposit	300,000	—
Marketable securities	6,012	6,566
Investments in unconsolidated affiliates	14,635	10,281
Deferred financing costs	6,387	7,187
Goodwill	7,747	7,747
Other long-term assets	13,135	6,075

Total long-term assets	347,916	37,856

Total assets	$2,094,754	$1,110,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,676	$13
Accounts payable	136,519	119,783
Other accrued liabilities	13,574	17,105
Derivative instruments	35,718	6,295

Total current liabilities	196,487	143,196

Long-term liabilities:
Installments payable on property acquisition, net	282,540	—
7% Senior notes, unsecured	149,497	149,459
3 3/4% Senior convertible notes	115,000	115,000
Credit facility — Delta	74,500	73,600
Credit facility — DHS	64,324	75,000
Note Payable — DHS	6,000	—
Asset retirement obligations	5,127	4,154
Derivative instruments	8,853	—
Deferred tax liabilities	8,851	9,085

Total long-term liabilities	714,692	426,298

Minority interest	33,991	27,296

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 103,299,000 shares at June 30, 2008, and 66,429,000 shares at December 31, 2007	1,033	664
Additional paid-in capital	1,343,022	664,733
Treasury stock at cost; 25,000 shares at June 30, 2008 and none at December 31, 2007	(495)	—
Accumulated other comprehensive loss	(265)	—
Accumulated deficit	(193,711)	(151,543)

Total stockholders’ equity	1,149,584	513,854

Total liabilities and stockholders’ equity	$2,094,754	$1,110,644

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
		(Note 13)
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$61,659	$20,728
Contract drilling and trucking fees	7,875	14,299
Gain on hedging instruments, net	—	3,355

Total revenue	69,534	38,382

Operating expenses:
Lease operating expense	8,572	4,697
Transportation expense	2,360	645
Production taxes	3,859	1,055
Exploration expense	1,933	772
Dry hole costs and impairments	430	70,988
Depreciation, depletion, amortization and accretion — oil and gas	20,807	14,152
Drilling and trucking operations	5,530	9,643
Depreciation and amortization — drilling and trucking	3,209	4,442
General and administrative	13,827	12,928

Total operating expenses	60,527	119,322

Operating income (loss)	9,007	(80,940)

Other income and (expense):
Other income (expense)	(186)	436
Realized loss on derivative instruments, net	(7,130)	—
Unrealized gain (loss) on derivative instruments, net	(27,072)	989
Minority interest	(121)	291
Income from unconsolidated affiliates	800	—
Interest income	3,388	895
Interest expense and financing costs	(8,659)	(6,236)

Total other expense, net	(38,980)	(3,625)

Loss from continuing operations before income taxes and discontinued operations	(29,973)	(84,565)

Income tax expense (benefit)	(860)	14,474

Loss from continuing operations	(29,113)	(99,039)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	6,756	7,596
Loss on sale of discontinued operations, net of tax	(16)	(3,880)

Net loss	$(22,373)	(95,323)

Basic income (loss) per common share:
Loss from continuing operations	$(0.29)	$(1.59)
Discontinued operations	0.07	0.06

Net loss	$(0.22)	$(1.53)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.29)	$(1.59)
Discontinued operations	0.07	0.06

Net loss	$(0.22)	$(1.53)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
		(Note 13)
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$107,103	$40,166
Contract drilling and trucking fees	18,595	30,919
Gain on hedging instruments, net	—	4,545

Total revenue	125,698	75,630

Operating expenses:
Lease operating expense	16,193	8,713
Transportation expense	4,100	1,496
Production taxes	6,871	2,175
Exploration expense	2,935	1,396
Dry hole costs and impairments	2,769	74,711
Depreciation, depletion, amortization and accretion — oil and gas	40,160	29,853
Drilling and trucking operations	12,353	20,245
Depreciation and amortization — drilling and trucking	6,852	8,806
General and administrative	27,247	24,473

Total operating expenses	119,480	171,868

Operating income (loss)	6,218	(96,238)

Other income and (expense):
Other income	273	587
Realized loss on derivative instruments, net	(8,765)	—
Unrealized loss on derivative instruments, net	(41,205)	(674)
Minority interest	208	308
Income from unconsolidated affiliates	691	—
Interest income	5,258	971
Interest expense and financing costs	(16,609)	(13,907)

Total other expense, net	(60,149)	(12,715)

Loss from continuing operations before income taxes and discontinued operations	(53,931)	(108,953)

Income tax expense (benefit)	(1,458)	6,249

Loss from continuing operations	(52,473)	(115,202)

Discontinued operations:
Income from discontinued operations of properties sold, net of tax	10,302	10,079
Gain (loss) on sale of discontinued operations, net of tax	3	(8,542)

Net loss	$(42,168)	$(113,665)

Basic income (loss) per common share:
Loss from continuing operations	$(0.58)	$(1.97)
Discontinued operations	0.11	0.02

Net loss	$(0.47)	$(1.95)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.58)	$(1.97)
Discontinued operations	0.11	0.02

Net loss	$(0.47)	$(1.95)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury stock		comprehensive	Comprehensive	Accumulated
	Shares	Amount	capital	Shares	Amount	loss	loss	deficit	Total

	(In thousands)
Balance, January 1, 2008 (Note 13)	66,429	$664	$664,733	—	$—	$—		$(151,543)	$513,854

Comprehensive loss:
Net loss	—	—	—	—	—	—	$(42,168)	(42,168)	(42,168)
Other comprehensive income transactions, net of tax:
Change in fair value of available for sale securities	—	—	—	—	—	(554)	(554)	—	(554)
Loss on impairment of available for sale securities reclassified to earnings	—	—	—	—	—	289	289	—	289

Comprehensive loss							$(42,433)

Treasury stock	—	—	—	25	(495)	—		—	(495)
Shares issued for cash, net of offering costs	36,263	363	666,680	—	—	—		—	667,043
Shares issued for cash upon exercise of options	501	5	4,571	—	—	—		—	4,576
Issuance of non-vested stock	948	10	(10)	—	—	—		—	—
Shares repurchased for withholding taxes	(92)	(1)	(567)	—	—	—		—	(568)
Cancellation of executive performance shares, tranches 4 and 5	(750)	(8)	8	—	—	—		—	—
Stock based compensation	—	—	7,607	—	—	—		—	7,607

Balance, June 30, 2008	103,299	$1,033	$1,343,022	25	$(495)	$(265)		$(193,711)	$1,149,584

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
		(Note 13)
	(In thousands)
Cash flows from operating activities:
Net loss	$(42,168)	$(113,665)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion, amortization and accretion — oil and gas	40,160	29,853
Depreciation and amortization — drilling and trucking	6,852	8,806
Depreciation, depletion and amortization — discontinued operations	7,631	5,746
Stock based compensation	7,607	6,866
DHS stock granted to management	408	140
Amortization of deferred financing costs	1,839	1,339
Accretion of discount on installments payable on property acquisition	2,417	—
Unrealized loss on derivative instruments	41,205	674
Dry hole costs and impairments	2,501	73,718
Impairment of marketable securities	289	—
Minority interest	(208)	(308)
Income from unconsolidated affiliates	(691)	—
Deferred income tax expense (benefit)	(1,458)	8,257
Other	2	1,939
(Gain) loss on sale of discontinued operations	(3)	6,623
Net changes in operating assets and operating liabilities:
(Increase) decrease in trade accounts receivable	(10,926)	2,732
Increase in prepaid assets	(14,499)	(3,104)
(Increase) decrease in inventory	223	(552)
(Increase) decrease in other current assets	(238)	335
Increase (decrease) in accounts payable	8,023	(2,226)
Increase (decrease) in other accrued liabilities	417	(1,750)

Net cash provided by operating activities	49,383	25,423

Cash flows from investing activities:
Additions to property and equipment	(224,484)	(127,144)
Acquisitions	(136,485)	(4,500)
Proceeds from sales of oil and gas properties	—	40,406
Proceeds from sales of equipment	65	760
Increase in certificates of deposit	(35,480)	49
Drilling and trucking capital expenditures	(26,814)	(14,974)
Increase in restricted deposit	(300,000)	—
Proceeds from minority interest contributions	6,000	—
Investment in unconsolidated affiliates	(3,664)	(4,250)
Increase in note receivable from affiliate	(490)	(3,072)
Increase in other long-term assets	(46)	(110)

Net cash used in investing activities	(721,398)	(112,835)

Cash flows from financing activities:
Proceeds from borrowings	128,500	178,500
Proceeds from note payable — DHS	6,000	—
Repayments of borrowings	(127,613)	(201,046)
Payment of deferred financing costs	(2,117)	(3,778)
Stock issued for cash, net	662,043	196,541
Stock issued for cash upon exercise of options	4,576	261
Shares repurchased for withholding taxes	(568)	(423)

Net cash provided by financing activities	670,821	170,055

Net increase in cash and cash equivalents	(1,194)	82,643

Cash at beginning of period	9,793	7,666

Cash at end of period	$8,599	90,309

Supplemental cash flow information — Common stock issued for the acquisition of oil and gas properties	$—	$23,765

Cash paid for interest	$11,931	15,786

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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
(2) Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta and its consolidated subsidiaries (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation. Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures, including CRBP and PGR. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements. As Amber is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods presented. The Company does not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on properties that were held for sale during the six months ended June 30, 2008 have been reclassified to income from discontinued operations for all periods presented. Such reclassifications had no effect on net loss.
     Cash Equivalents
Cash equivalents consist of money market funds. The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Marketable Securities
Marketable securities include long-term investments classified as available for sale securities. During 2007, the Company classified these securities as trading securities; however, due to the marketplace changes in late 2007 affecting the liquidity of such investments, the Company reclassified the securities from trading to available for sale as of December 31, 2007. As of June 30, 2008, the marketable securities are recorded in long-term assets in the accompanying consolidated balance sheet and changes in their market value during the six months ended June 30, 2008 were recorded in accumulated other comprehensive loss except as described below. After reviewing the individual securities, the Company determined that one investment had incurred an other than temporary loss and an impairment charge of $289,000 was recorded in other income (expense) during the three months ended June 30, 2008. If the issuers of the remaining securities are unable to successfully close future auctions and their credit ratings were to deteriorate, the Company may be required to record additional impairment charges on these investments.
     Oil and Gas Properties Held for Sale
Oil and gas properties held for sale as of June 30, 2008 and December 31, 2007 represent certain properties in Midway Loop, Texas that are for sale.
     Prepaid Assets
Prepaid assets consist of cash advanced to other operators to fund drilling of wells in which the Company participates, deposits on tubing and pipe orders to supply the Company’s drilling program, and general corporate prepaids. Drilling cash advances are reclassified to oil and gas properties as expenditures are incurred by the operator. Deposits on tubing and pipe orders are reclassified to inventory or oil and gas properties upon receipt.
     Inventories
Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.
     Minority Interest
Minority interest represents the 50.2% (47.2% owned by Chesapeake Energy Corporation and 3.0% owned by DHS executives) interest in DHS at June 30, 2008.
     Investment in and Earnings (Losses) from Unconsolidated Affiliates
Investments in operating entities where the Company has the ability to exert significant influence, but does not control the operating and financial policies, are accounted for using the equity method. The Company’s share of the earnings or losses of these entities is recorded as earnings (losses) from unconsolidated affiliates in the consolidated statements of operations. Investments in operating entities where the Company does not exert significant influence are accounted for using the cost method, and income is only recognized when a distribution is received. Investments in unconsolidated affiliates were $14.6 million and $10.3 million as of June 30, 2008 and December 31, 2007, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
In conjunction with the Company’s initial investment in Delta Oilfield Tank Company, LLC, the Company entered into an agreement to finance up to $9.0 million for construction of a plant expansion. As of June 30, 2008, the Company had advanced $9.0 million to Delta Oilfield under this agreement, of which $2.2 million is included in other current assets in the accompanying consolidated balance sheets. The loan is payable quarterly in an amount equal to 75% of distributable cash of Delta Oilfield, as defined in the agreement, with any remaining balance due December 31, 2010.
     Revenue Recognition
     Oil and gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of June 30, 2008 and December 31, 2007, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
Depreciation and depletion of capitalized acquisition, exploration and development costs are computed on the units-of-production method by individual fields as the related proved reserves are produced.
Drilling equipment is recorded at cost or estimated fair value upon acquisition and depreciated on a component basis using the straight-line method over its estimated useful life. Pipelines and gathering systems and other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.
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
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision to developed properties for the six month period ended June 30, 2008. The Company recorded an impairment provision of approximately $57.5 million to developed properties for the six months ended June 30, 2007 primarily related to the Howard Ranch and Fuller fields in Wyoming ($37.5 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to unproved properties for either the six months ended June 30, 2008 or 2007.
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
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Goodwill
Goodwill represents the excess of the cost of the acquisitions by DHS of C&L Drilling in May 2006, Rooster Drilling in March 2006, and Chapman Trucking in November 2005 over the fair value of the identifiable assets and liabilities acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test is performed at least annually, unless impairment indicators require more frequent analysis, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). No impairment of goodwill was indicated as a result of the Company’s impairment test performed during the third quarter of 2007.
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2008 to June 30, 2008 (amounts in thousands):

Asset retirement obligation — January 1, 2008	$5,199
Accretion expense	200
Change in estimate	1,148
Obligations assumed	1,600
Obligations settled	(809)
Obligations on sold properties	(111)

Asset retirement obligation — June 30, 2008	7,227
Less: Current portion of asset retirement obligation	(2,100)

Long-term asset retirement obligation	$5,127

     Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(22,373)	$(95,323)	$(42,168)	$(113,665)
Other comprehensive income (transactions) Change in fair value of available for sale securities	30	—	(554)	—
Loss on impairment of available for sale securities reclassified to earnings	289	—	289	—
Hedging gains reclassified to income upon	—	(3,353)	—	(4,544)
settlement Change in fair value of derivative hedging instruments	—	3,192	—	4,958
Tax effect of valuation allowance	—	3,241	—	3,030

	319	3,080	(265)	3,444

Comprehensive income (loss)	$(22,054)	$(92,243)	$(42,433)	$(110,221)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Financial Instruments
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. Prior to July 1, 2007, these transactions were accounted for as cash flow hedges in accordance with requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Effective July 1, 2007, the Company elected to discontinue cash flow hedge accounting on a prospective basis and recognize mark-to-market gains and losses in earnings currently instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges.
At June 30, 2008, all of the Company’s outstanding derivative contracts were collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production. Beginning in the fourth quarter of 2008, some or all of the Company’s gas commodity hedges are indexed to NYMEX Henry Hub pricing while the majority of the Company’s current gas production is sold relative to CIG pricing. The Company may convert the hedge pricing to CIG using additional derivative transactions at a time when the CIG basis differential appears favorable to the Company.
The following table summarizes the Company’s open derivative contracts at June 30, 2008:

								Net Fair Value
			Price Floor /					Asset (Liability) at
Commodity	Volume		Price Ceiling			Term	Index	June 30, 2008
								(In thousands)

Crude oil	1,200	Bbls / day	$65.00	/	$79.86	July ’08 - Sept ’08	NYMEX — WTI	$(6,677)
Crude oil	1,200	Bbls / day	$65.00	/	$79.83	Oct ’08 - Dec ’08	NYMEX — WTI	(6,745)
Natural gas	15,000	MMBtu / day	$6.50	/	$8.30	July ’08 - Dec ’08	CIG	(3,562)
Natural gas	10,000	MMBtu / day	$6.00	/	$7.25	July ’08 - Sept ’08	CIG	(1,677)
Natural gas	10,000	MMBtu / day	$6.50	/	$8.15	July ’08 - Sept ’08	CIG	(932)
Natural gas	10,000	MMBtu / day	$6.50	/	$7.90	Oct ’08 - Dec ’08	CIG	(1,791)
Natural gas	35,000	MMBtu / day	$7.50	/	$9.88	Jan ’09 - Mar ’09	CIG	(7,664)
Natural gas	10,000	MMBtu / day	$9.00	/	$11.53	Oct ’08 - Dec ’08	NYMEX-H HUB	(2,440)
Natural gas	10,000	MMBtu / day	$9.00	/	$10.58	Apr ’09 - June ’09	NYMEX-H HUB	(1,470)
Natural gas	10,000	MMBtu / day	$9.50	/	$12.55	Apr ’09 - June ’09	NYMEX-H HUB	(639)
Natural gas	15,000	MMBtu / day	$9.00	/	$10.70	Apr ’09 - June ’09	NYMEX-H HUB	(2,121)
Natural gas	10,000	MMBtu / day	$9.00	/	$10.82	July’09 - Sept ’09	NYMEX-H HUB	(1,502)
Natural gas	10,000	MMBtu / day	$9.50	/	$13.00	July’09 - Sept ’09	NYMEX-H HUB	(635)
Natural gas	15,000	MMBtu / day	$9.00	/	$10.90	July’09 - Sept ’09	NYMEX-H HUB	(2,200)
Natural gas	10,000	MMBtu / day	$9.00	/	$12.05	Oct ’09 - Dec ’09	NYMEX-H HUB	(1,340)
Natural gas	15,000	MMBtu / day	$9.00	/	$11.95	Oct ’09 - Dec ’09	NYMEX-H HUB	(2,063)
Natural gas	15,000	MMBtu / day	$10.00	/	$13.10	Oct ’09 - Dec ’09	NYMEX-H HUB	(1,113)

								$(44,571)

The net fair value of the Company’s derivative instruments was a liability of approximately $44.6 million at June 30, 2008.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
The net gains on effective derivative instruments recognized in the Company’s statements of operations were approximately $3.4 million and $4.5 million for the three and six months ended June 30, 2007, respectively. These gains were recorded as an increase in revenues.
     Stock Based Compensation
The Company follows SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS” 123R) to value stock options and other equity based compensation issued to employees. The cost of share based payments is recognized over the period the employee provides service and included in general and administrative expense in the statement of operations.
     Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are evaluated based on the “more likely than not” requirements of SFAS 109, and to the extent this threshold is not met, a valuation allowance is recorded. The Company is currently providing a full valuation allowance on its net deferred tax assets. Deferred tax assets and liabilities are recorded by DHS on the same basis of accounting, though no valuation allowance has been provided for its deferred tax assets.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following in Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the provisions of SFAS 162 and the potential impact on the consolidated financial statements.
In March 2008, the FASB affirmed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. The FSP requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability component (debt issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, or first quarter 2009 for the Company. This FSP changes the accounting treatment for the Company’s 3 3/4% Senior Convertible Notes since it is to be applied retrospectively upon adoption. The Company is currently evaluating the potential impact of this interpretation on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, or fiscal year 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the disclosures in its consolidated financial statements.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued
     Recently Adopted Accounting Standards and Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to apply the SFAS 159 fair value option to eligible assets and liabilities during the six months ended June 30, 2008.
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
Effective January 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 5, “Fair Value Measurements”) related to the fair value measurements for oil and gas derivatives and marketable securities but no change in the fair value calculation methodologies. Accordingly, the adoption had no impact on the Company’s financial condition or results of operations.
(3) Oil and Gas Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $16.9 million and $14.8 million at June 30, 2008 and December 31, 2007, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. The recovery of the Company’s investment in these properties through the sale of hydrocarbons will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed, and is therefore subject to other substantial risks and uncertainties.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(3) Oil and Gas Properties, Continued
Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at June 30, 2008 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.
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
Further actions to develop the leases have been delayed, however, pending the outcome of a separate lawsuit (the “Amber case”) that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. by the Company, its 92%-owned subsidiary, Amber Resources Company of Colorado, and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company’s and Amber’s offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 19, 2006, the government filed a motion for reconsideration of the Court’s ruling as it relates to a single lease owned entirely by the Company (“Lease 452”). In its motion for reconsideration, the government has asserted that the Company should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons has been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $92.0 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008, but no ruling has been made by the Court. The Company believes that the government’s assertion is without merit, but it cannot predict with certainty the ultimate outcome of this matter.
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
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(3) Oil and Gas Properties, Continued
either been waived or exhausted. In the event that the Company ultimately receives any proceeds as the result of this litigation, it will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
If new activities are commenced on any of the leases, the requisite exploration and development plans will be subject to review by the California Coastal Commission for consistency with the CZMA and by the MMS for other technical requirements. None of the leases are currently considered impaired, but in the event that they are found not to be valid for some reason in the future, it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the CZMA and the Company decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear the Company’s appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at that time. It is also possible that other events could occur that would cause the leases to become impaired, and the Company will continuously evaluate those factors as they occur.
      Acquisitions During the Six Months Ended June 30, 2008
On February 28, 2008, the Company closed a transaction with EnCana Oil & Gas (USA) Inc. (“EnCana”) to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. Delta acquired over 1,700 drilling locations on approximately 18,250 gross acres with a 95% working interest. The effective date of the transaction was March 1, 2008. Under the terms of the agreement, the Company has committed to fund $410.5 million, of which $110.5 million was paid at the closing and three $100 million installments are payable November 1, 2009, 2010, and 2011. These remaining installments are collateralized by a letter of credit. The installment payments are recorded in the accompanying consolidated financial statements as long-term liabilities at a discounted value, initially of $280.1 million, based on an imputed interest rate. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.8 million and $2.4 million for the three and six months ended June 30, 2008, respectively. The related agreement supersedes the March 2007 agreement with EnCana and accordingly, the Company has no further drilling commitment to EnCana under the March 2007 agreement.
      Discontinued Operations
In accordance with SFAS No. 144, the results of operations and the gain (loss) relating to the sale of the following property interests have been reflected as discontinued operations. Also included in discontinued operations are the results of operations of the Company’s Midway Loop, Texas oil and gas properties that are held for sale at June 30, 2008.
Through a series of transactions during the three months ended March 31, 2007, the Company completed the sale of certain non-core properties located in New Mexico and East Texas, Australia, and Kansas. The transactions resulted in combined cash consideration of approximately $40.4 million and a combined loss of approximately $3.9 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(3) Oil and Gas Properties, Continued
The following table shows the total revenues and income included in discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$11,573	$10,727	$19,889	$19,119

Income from discontinued operations	$6,756	$6,199	$10,302	$10,165
Income tax expense (benefit)	—	1,397	—	(86)

Income from discontinued operations, net of tax	$6,756	$7,596	$10,302	$10,079

(4) DHS Drilling Operations
In March 2008, DHS acquired three rigs and spare equipment for a purchase price of $23.3 million. The transaction was funded by the proceeds from two notes payable issued to Delta and Chesapeake of $6.0 million each and from proceeds of $6.0 million each from Delta and Chesapeake for additional shares of common stock issued by DHS. The note payable issued to Delta by DHS is eliminated in consolidation.
(5) Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. As required by SFAS 157, the Company applied the following fair value hierarchy:
Level 1 — Assets or liabilities for which the item is valued based on quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.
The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company’s available for sale securities include investments in auction rate debt securities. Due to the lack of liquidity of these investments, the valuation assumptions are not readily observable in the market and are valued based on broker models using internally developed unobservable inputs (Level 3). Derivative liabilities consist of future oil and gas collar contracts valued using both quoted prices for identically traded contracts and observable market data for similar contracts (NYMEX WTI oil and NYMEX Henry Hub gas collars and CIG gas collar contracts — Level 2).

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(5) Fair Value Measurements, Continued
The following table lists the Company’s fair value measurements by hierarchy as of June 30, 2008 (in thousands):

	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Total
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Available for sale securities	$—	$—	$6,012	$6,012
Derivative liabilities	$—	$(44,571)	$—	$(44,571)
The following is a reconciliation of the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs (amounts in thousands):

Available for Sale
Securities
Balance at January 1, 2008	$6,566
Impairment loss reported in earnings	(289)
Unrealized losses relating to instruments held at the reporting date	(265)

Balance at June 30, 2008	$6,012

The unrealized loss attributable to the Level 3 assets is included in other comprehensive loss for the six months ended June 30, 2008.
(6) Long Term Debt
      7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. Interest is payable semiannually on April 1 and October 1 and the notes mature in 2015. The notes were issued at 99.50% of par and the associated discount is being accreted to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The fair value of the Company’s senior unsecured notes at June 30, 2008 was approximately $129.0 million. At June 30, 2008, the Company was in compliance with its covenants and restrictions.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(6) Long Term Debt, Continued
      3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes bear interest at a rate of 3 3/4% per annum, payable semiannually in arrears, on May 1 and November 1 of each year, beginning November 1, 2007. The Notes mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The Notes are convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, the Company will have the option to deliver shares of common stock, cash or a combination of cash and shares of common stock for the Notes surrendered. In addition, following certain fundamental changes that may occur prior to maturity, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require the Company to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause its wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue its corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws. The fair value of the Notes at June 30, 2008 was approximately $127.4 million.
      Credit Facility — Delta
During the three months ended June 30, 2008, the Company’s borrowing base was increased to $250.0 million. The remaining availability under the borrowing base was $175 million at June 30, 2008. The borrowing base is redetermined semiannually and can be increased with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime plus .25% and prime plus .50% for base rate loans and between Libor plus 1.25% and Libor plus 2.00% for Eurodollar loans. The LIBOR borrowing rates at June 30, 2008 ranged from 3.83% to 3.87% and the prime borrowing rate approximated 5.50%. The loan is collateralized by substantially all of the Company’s oil and gas properties. The Company is required to meet certain financial covenants for the quarter ended June 30, 2008 which include a current ratio of 1 to 1, excluding the fair value of derivative instruments and deferred taxes, as defined, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration expenses) of less than 3.75 to 1. The financial covenants only include subsidiaries in which the Company owns 100% of the outstanding voting stock. At June 30, 2008, the Company was in compliance with its quarterly debt covenants and restrictions under the facility.
      Credit Facility — DHS
On December 20, 2007, DHS entered into a new $75.0 million credit agreement with Lehman Commercial Paper Inc. The Lehman credit facility has a variable interest rate based on 90-day LIBOR plus a fixed margin of 5.50% which approximated 8.2% as of June 30, 2008. The note matures on December 31, 2010. There is no additional borrowing availability under the DHS facility at June 30, 2008. Annual principal payments are based upon a calculation of excess cash flow (as defined) for the preceding year. DHS is required to meet certain financial covenants quarterly beginning March 31, 2008 including (i) consolidated EBITDA, as defined, for four consecutive fiscal quarters must be greater than $20.0 million; (ii) Consolidated Leverage Ratio (as defined) for four consecutive fiscal quarters cannot exceed 3.50 to 1.00; (iii) Consolidated Interest Coverage Ratio (as defined)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(6) Long Term Debt, Continued
for four consecutive fiscal quarters must exceed 2.50 to 1.00; and (iv) the Current Ratio for any fiscal quarter must be greater than 1.0 to 1.0. DHS incurred $1.3 million of financing charges in conjunction with the agreement which are being amortized over the term of the loan. At June 30, 2008, DHS was in compliance with its quarterly debt covenants and restrictions under the facility.
      Note Payable — DHS
On March 27, 2008 DHS entered into an agreement with Chesapeake Energy Corporation to borrow $6.0 million to finance the acquisition of three rigs and spare equipment. The proceeds from the note were received in April 2008. The note bears interest at the Wall Street Journal Prime Rate or 5.0% as of June 30, 2008 and matures six months after payment in full of cash for all outstanding obligations (as defined) including the DHS credit facility. DHS is required to make a mandatory pre-payment of outstanding principal and accrued interest within five days of receiving cash for a permitted asset disposition (as defined).
(7) Commitments and Contingencies
Shareholder Derivative Lawsuit
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
During September and October of 2006, three separate shareholder derivative actions were filed on the Company’s behalf in U.S. District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of the Company’s executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of the Company’s Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated the Company’s stock option grants to make it appear as though they were granted on a prior date when the Company’s stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in the Company issuing materially inaccurate and misleading financial statements and caused the Company to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to the Company certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint,

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(7) Commitments and Contingencies, Continued
and stayed the dismissal for ten days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. The stay will remain in effect until the Court rules on the motion.
Castle/Longs Trust Litigation
As a result of the acquisition of Castle Energy in April 2006, the Company’s wholly-owned subsidiary, DPCA LLC, as successor to Castle, became party to Castle’s ongoing litigation with the Longs Trust in District Court in Rusk County, Texas. The Longs Trust litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Longs Trust is seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees have been granted by the trial court and upheld on appeal. The Company recently moved for the entry of a judgment in the approximate amount of $767,000, plus interest at the rate of approximately $252 per day since September 5, 2001, and intends to vigorously defend the Longs Trust breach of contract claims. The Company has not accrued any recoveries associated with the judgment against the Longs Trust, but will do so when and if they are ultimately collected.
Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
(8) Stockholders’ Equity
      Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of June 30, 2008 and December 31, 2007, no shares of preferred stock were issued.
      Common Stock
On February 20, 2008, the Company issued 36.0 million shares of the Company’s common stock to Tracinda Corporation (“Tracinda”) at $19.00 per share for net proceeds of $667.1 million (including a $5.0 million deposit on the transaction received in December 2007). As a result of the transaction, Tracinda owns approximately 35% of the Company’s outstanding common stock. In conjunction with the transaction, a finder’s fee of 263,158 shares of common stock valued at $5.0 million based on the transaction’s $19.00 per share price was issued.
      Treasury Stock
During the three months ended March 31, 2008, DHS implemented a retention bonus plan whereby certain key managers of DHS were granted shares of Delta common stock, one-third of which vest on each one year anniversary of the grant date. The shares of Delta common stock used to fund the plan were proportionally provided by Delta’s issuance of new shares to DHS employees and Chesapeake’s contribution of Delta shares purchased in the open market. The Delta shares contributed by Chesapeake are recorded at historical cost in the accompanying consolidated balance sheet as treasury stock and will be carried as such until vested. The Delta shares contributed by Delta are treated as non-vested stock issued to employees and therefore recorded as additions to additional paid in capital over the vesting period. Additional shares of Delta common stock were granted by Delta to DHS executives during the second quarter of 2008.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(8) Stockholders’ Equity, Continued
      Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$—	$—	$—	$319
Non-vested stock	2,205	1,827	4,163	3,453
Performance shares	1,772	2,319	3,687	3,094

Total	$3,977	$4,146	$7,850	$6,866

The Company recognizes the cost of share based payments over the period during which the employee provides service. Exercise prices for options outstanding under the Company’s various plans as of June 30, 2008 ranged from $1.87 to $15.60 per share and the weighted-average remaining contractual life of those options was 4.61 years. The Company has not issued stock options since the adoption of SFAS 123R, though it has the discretion to issue options again in the future. At June 30, 2008, the Company had 1,637,000 options outstanding.
On June 16, 2008, the Board of Directors adopted the Company’s 2008 New-Hire Equity Incentive Plan (the “2008 New Hire Plan”). Subject to adjustment as provided in the 2008 New Hire Plan, the number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the 2008 New Hire Plan, may not in the aggregate exceed 500,000. The 2008 New-Hire Plan will replace the Company’s 2006 New-Hire Equity Incentive Plan when shares available for issuance under that plan have been exhausted. The purpose of the 2008 New-Hire Plan is to provide equity incentives to newly hired employees of the Company and its subsidiaries.
During the three months ended June 30, 2008, the Company issued 713,220 shares of common stock to employees. The shares vest over a three year period and are dependent on the employee’s continued service with the Company.
The performance share grants were valued at $18.4 million, in the aggregate, with derived service periods over which the value of each tranche will be expensed ranging from 1 to 5 years.
(9) Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax expense (benefit) attributable to income (loss) from continuing operations was approximately $860,000 and $14.5 million for the three months ended June 30, 2008 and 2007, respectively, and $(1.5) million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the year ended December 31, 2007, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors,

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(9) Income Taxes, Continued
management concluded during the second quarter of 2007 and continues to conclude that the Company does not meet the “more likely than not” requirement of SFAS 109 in order to recognize deferred tax assets. Accordingly, for the six months ended June 30, 2008, the Company did not record a tax benefit for its net deferred tax assets.
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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2008 and 2007, no adjustments were recognized for uncertain tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008 or December 31, 2007.
The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.
(10) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(22,373)	$(95,323)	$(42,168)	$(113,665)

Basic weighted-average common shares outstanding	101,057	62,417	90,563	58,348
Add: dilutive effects of stock options and unrestricted stock grants	2,847	2,688	3,345	3,307
Add: dilutive effect of 3 3/4 % Convertible Notes using the if-converted method	3,790	3,790	3,790	3,790

Diluted weighted-average common shares outstanding	107,694	68,895	97,698	65,445

Basic net income (loss) per common share	$(.22)	$(1.53)	$(.47)	$(1.95)

Diluted net income (loss) per common share	$(.22)	$(1.53)	$(.47)	$(1.95)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
(11) Guarantor Financial Information
On March 15, 2005, Delta issued its 7% Senior Notes (“Senior Notes”) that mature in 2015 for an aggregate amount of $150.0 million. Interest is payable semiannually on April 1 and October 1. In addition, on April 25, 2007, the Company issued its 3 3/4% Convertible Senior Notes due in 2037 (“Convertible Notes”) for aggregate proceeds of $111.6 million. Interest is payable semiannually on May 1 and November 1. Both the Senior Notes and the Convertible Notes are guaranteed by all of the Company’s other wholly-owned subsidiaries (“Guarantors”). Each of the Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantees the performance and payment when due of all the obligations under the Senior Notes and the Convertible Notes. DHS, CRBP, PGR, and Amber (“Non-guarantors”) are not guarantors of the indebtedness under the Senior Notes or the Convertible Notes.
The following financial information sets forth the Company’s condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.
Condensed Consolidated Balance Sheet
June 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$139,044	$806	$44,251	$—	$184,101

Property and equipment:
Oil and gas properties	1,510,112	489	95,728	(6,280)	1,600,049
Drilling rigs and trucks	595	—	171,900	—	172,495
Other	80,543	4,339	1,699	—	86,581

Total property and equipment	1,591,250	4,828	269,327	(6,280)	1,859,125

Accumulated depletion, depreciation and amortization	(240,877)	(134)	(55,377)	—	(296,388)

Net property and equipment	1,350,373	4,694	213,950	(6,280)	1,562,737

Investment in subsidiaries	108,244	—	—	(108,244)	—
Other long-term assets	341,374	3,819	8,808	(6,085)	347,916

Total assets	$1,939,035	$9,319	$267,009	$(120,609)	$2,094,754

Current liabilities	$178,232	$166	$18,173	$(84)	$196,487

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	628,592	1,799	85,174	(6,000)	709,565
Asset retirement obligations and other liabilities	4,917	10	200	—	5,127

Total long-term liabilities	633,509	1,809	85,374	(6,000)	714,692

Minority interest	33,991	—	—	—	33,991

Stockholders’ equity	1,093,303	7,344	163,462	(114,525)	1,149,584

Total liabilities and stockholders’ equity	$1,939,035	$9,319	$267,009	$(120,609)	$2,094,754

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(11) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$99,625	$898	$33,253	$—	$133,776

Property and equipment:
Oil and gas	917,242	487	80,784	(1,654)	996,859
Drilling rigs and trucks	595	—	145,502	—	146,097
Other	35,444	4,316	1,449	—	41,209

Total property and equipment	953,281	4,803	227,735	(1,654)	1,184,165

Accumulated depletion, depreciation and amortization	(203,091)	(125)	(41,937)	—	(245,153)

Net property and equipment	750,190	4,678	185,798	(1,654)	939,012

Investment in subsidiaries	87,961	—	—	(87,961)	—
Other long-term assets	25,543	3,800	8,513	—	37,856

Total assets	$963,319	$9,376	$227,564	$(89,615)	$1,110,644

Current liabilities	$135,997	$188	$7,011	$—	$143,196

Long-term liabilities
Long-term debt and deferred taxes	336,409	1,800	83,935	—	422,144
Asset retirement obligations and Other liabilities	3,976	9	169	—	4,154

Total long-term liabilities	340,385	1,809	84,104	—	426,298

Minority interest	27,296	—	—	—	27,296

Stockholders’ equity	459,641	7,379	136,449	(89,615)	513,854

Total liabilities and stockholders’ equity	$963,319	$9,376	$227,564	$(89,615)	$1,110,644

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$57,900	$251	$25,897	$(14,514)	$69,534

Operating expenses:
Oil and gas expenses	14,035	35	721	—	14,791
Exploration expense	1,933	—	—	—	1,933
Dry hole costs and impairments	430	—	—	—	430
Depreciation and depletion	19,683	6	6,997	(2,670)	24,016
Drilling and trucking operations	—	—	13,125	(7,595)	5,530
General and administrative	12,528	25	1,274	—	13,827

Total operating expenses	48,609	66	22,117	(10,265)	60,527

Operating income (loss)	9,291	185	3,780	(4,249)	9,007

Other income and (expenses)	(37,096)	10	(1,773)	(121)	(38,980)
Income tax benefit (expense)	995	—	(135)	—	860
Discontinued operations	6,740	—	—	—	6,740

Net income (loss)	$(20,070)	$195	$1,872	$(4,370)	$(22,373)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$23,064	$140	$22,241	$(7,063)	$38,382

Operating expenses:
Oil and gas expenses	6,234	45	118	—	6,397
Exploration expense	745	27	—	—	772
Dry hole costs and impairments	70,988	—	—	—	70,988
Depreciation and depletion	13,226	(8)	6,515	(1,139)	18,594
Drilling and trucking operations	—	—	14,287	(4,644)	9,643
General and administrative	11,856	28	1,044	—	12,928

Total operating expenses	103,049	92	21,964	(5,783)	119,322

Operating income (loss)	(79,985)	48	277	(1,280)	(80,940)

Other income and (expenses)	(2,544)	16	(1,388)	291	(3,625)
Income tax benefit (expense)	(14,813)	—	339	—	(14,474)
Discontinued operations	3,716	—	—	—	3,716

Net income (loss)	$(93,626)	$64	$(772)	$(989)	$(95,323)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$100,263	$443	$49,289	$(24,297)	$125,698

Operating expenses:
Oil and gas expenses	25,976	68	1,120	—	27,164
Exploration expense	2,935	—	—	—	2,935
Dry hole costs and impairments	2,769	—	—	—	2,769
Depreciation and depletion	38,026	13	13,563	(4,590)	47,012
Drilling and trucking operations	—	—	25,781	(13,428)	12,353
General and administrative	24,594	49	2,604	—	27,247

Total operating expenses	94,300	130	43,068	(18,018)	119,480

Operating income (loss)	5,963	313	6,221	(6,279)	6,218

Other income and (expenses)	(56,622)	34	(3,769)	208	(60,149)
Income tax benefit (expense)	1,223	—	235	—	1,458
Discontinued operations	10,305	—	—	—	10,305

Net income (loss)	$(39,131)	$347	$2,687	$(6,071)	$(42,168)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$42,798	$317	$43,832	$(11,317)	$75,630

Operating expenses:
Oil and gas expenses	11,598	89	697	—	12,384
Exploration expense	1,369	27	—	—	1,396
Dry hole costs and impairments	74,711	—	—	—	74,711
Depreciation and depletion	28,318	(2)	12,252	(1,909)	38,659
Drilling and trucking operations	—	—	27,439	(7,194)	20,245
General and administrative	22,520	27	1,926	—	24,473

Total operating expenses	138,516	141	42,314	(9,103)	171,868

Operating income (loss)	(95,718)	176	1,518	(2,214)	(96,238)

Other income and (expenses)	(9,909)	60	(3,174)	308	(12,715)
Income tax benefit (expense)	(6,608)	—	359	—	(6,249)
Discontinued operations	1,537	—	—	—	1,537

Net income (loss)	$(110,698)	$236	$(1,297)	$(1,906)	$(113,665)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$40,190	$317	$8,876	$49,383
Investing activities	(677,906)	(412)	(43,080)	(721,398)
Financing activities	635,496	—	35,325	670,821

Net increase (decrease) in cash and cash equivalents	(2,220)	(95)	1,121	(1,194)

Cash at beginning of the period	4,658	307	4,828	9,793

Cash at the end of the period	$2,438	$212	$5,949	$8,599

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$13,606	$273	$11,544	$25,423
Investing activities	(85,036)	(1,362)	(26,437)	(112,835)
Financing activities	153,519	—	16,536	170,055

Net increase in cash and cash equivalents	82,089	(1,089)	1,643	82,643

Cash at beginning of the period	2,282	1,637	3,747	7,666

Cash at the end of the period	$84,371	$548	$5,390	$90,309

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)
(12) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and six months ended June 30, 2008 and 2007:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2008
Revenues from external customers	$61,658	$7,876	$—	$69,534
Inter-segment revenues	—	14,514	(14,514)	—

Total revenues	$61,658	$22,390	$(14,514)	$69,534

Operating income (loss)	$11,114	$2,142	$(4,249)	$9,007

Other expense	(37,092)	(1,767)	(121)	(38,980)

Income (loss) from continuing operations, before tax	$(25,978)	$375	$(4,370)	$(29,973)

Three Months Ended June 30, 2007
Revenues from external customers	$24,083	$14,299	$—	$38,382
Inter-segment revenues	—	7,063	(7,063)	—

Total revenues	$24,083	$21,362	$(7,063)	$38,382

Operating income (loss)	$(80,134)	$474	$(1,280)	$(80,940)
Other expense	(2,527)	(1,389)	291	(3,625)

Income (loss) from continuing operations, before tax	$(82,661)	$(915)	$(989)	$(84,565)

Six Months Ended June 30, 2008
Revenues from external customers	$107,102	$18,596	$—	$125,698
Inter-segment revenues	—	24,297	(24,297)	—

Total revenues	$107,102	$42,893	$(24,297)	$125,698

Operating income (loss)	$9,374	$3,123	$(6,279)	$6,218

Other expense	(56,582)	(3,775)	208	(60,149)

Income (loss) from continuing operations, before tax	$(47,208)	$(652)	$(6,071)	$(53,931)

Six Months Ended June 30, 2007
Revenues from external customers	$44,711	$30,919	$—	$75,630
Inter-segment revenues	—	11,317	(11,317)	—

Total revenues	$44,711	$42,236	$(11,317)	$75,630

Operating income (loss)	$(96,230)	$2,206	$(2,214)	$(96,238)

Other expense	(9,849)	(3,174)	308	(12,715)

Income (loss) from continuing operations, before tax	$(106,079)	$(968)	$(1,906)	$(108,953)

June 30, 2008:
Total Assets	$1,985,617	$169,152	$(60,015)	$2,094,754

December 31, 2007:
Total Assets	$1,005,884	$146,314	$(41,554)	$1,110,644

Other income and expense includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income for Oil and Gas, and other miscellaneous income for Drilling. Minority interest is included in inter-segment eliminations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(13) Immaterial Corrections in Prior Periods
During the three months ended June 30, 2008, the Company identified an immaterial correction related to the calculation of the intercompany profit to be eliminated in consolidation on drilling services performed by DHS for Delta. Historically, the Company has eliminated intercompany profit on the total cost of the wells rather than only on Delta’s working interest share of the cost of the wells drilled. Additionally, no allocation of rig depreciation expense was included in the calculation of the intercompany profit to be eliminated. These corrections affected the Company’s previously reported interim and annual financial statements for the six months ended December 31, 2005, the years ended December 31, 2006 and 2007, and the quarter ended March 31, 2008. The Company does not consider these corrections to be material to these previously filed financial statements. These corrections have been reflected in the financial statements for the prior periods included in this quarterly report on Form 10-Q and will be corrected in future filings containing these prior periods, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following summarizes the effect of the immaterial corrections on the financial statements for these prior periods (in thousands, except per share data):

	Three Months Ended		Six Months Ended		Three Months Ended
	March 31, 2007		June 30, 2007		March 31, 2008
	Previously	As	Previously	As	Previously	As
	Reported (1)	Revised	Reported (1)	Revised	Reported	Revised

Total Revenues	$36,922	$37,248	$75,113	$75,630	$55,991	$56,164
Operating expenses	52,972	52,546	171,415	171,868	60,771	58,954

Operating loss	$(16,050)	$(15,298)	$(96,302)	$(96,238)	$(4,780)	$(2,790)
Income (loss) from continuing operations	$(16,565)	$(16,162)	$(114,487)	$(115,202)	$(24,630)	$(23,362)
Net income (loss)	$(18,744)	$(18,341)	$(112,950)	$(113,665)	$(21,064)	$(19,796)
Income (loss) per common share Basic and diluted Loss from continuing operations	$(.30)	$(.29)	$(1.96)	$(1.97)	$(.31)	$(.29)
Net loss	$(.34)	$(.33)	$(1.94)	$(1.95)	$(.26)	$(.25)

	Year Ended		Year Ended		Six Months Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Previously	As	Previously	As	Previously	As
	Reported	Revised	Reported (1)	Revised	Reported (1)	Revised

Total Revenues	$164,190	$165,771	$146,660	$149,114	$48,326	$48,715
Operating expenses	295,531	292,619	163,998	162,264	54,696	53,775

Operating loss	$(131,341)	$(126,848)	$(17,338)	$(13,150)	$(6,370)	$(5,060)
Income (loss) from continuing operations	$(162,905)	$(160,745)	$(21,000)	$(18,519)	$(18,330)	$(17,521)
Net income (loss)	$(149,347)	$(147,187)	$435	$2,916	$(590)	$219
Income (loss) per common share Basic Loss from continuing operations	$(2.66)	$(2.62)	$(.41)	$(.36)	$(.41)	$(.39)
Net income (loss)	$(2.44)	$(2.40)	$.01	$.06	$(.01)	$.00
Diluted Loss from continuing operations	$(2.66)	$(2.62)	$(.41)	$(.36)	$(.41)	$(.39)
Net income (loss)	$(2.44)	$(2.40)	$.01	$.05	$(.01)	$.00

Oil and gas properties	$987,874	$996,859
Total long-term assets	$42,397	37,856
Total assets	$1,105,195	$1,110,644
Stockholders’ equity	$508,405	$513,854
Total liabilities and stockholders’ equity	$1,105,195	$1,110,644

(1)	Reclassified for discontinued operations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
(Unaudited)

(14) Subsequent Events
On July 21, 2008, DHS Drilling made a down payment of approximately $2.5 million and entered into an agreement to acquire two 2,000 horsepower drilling rigs with a depth rating of 25,000 feet. The total purchase price is $25.0 million and is expected to be completed in September 2008 and financed by an increase to the DHS credit facility.
Subsequent to June 30, 2008, the Company completed several transactions to acquire unproved leasehold interests in two prospect areas. The total cost of the acquisitions was approximately $41.6 million. Pursuant to one of the agreements, the Company is obligated to begin drilling an initial appraisal well by approximately March 1, 2009.

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
Recent Developments
•
Continued success from our Rocky Mountain drilling activities has increased our production from continuing operations by 75% for the three months ended June 30, 2008 to 5.4 Mmcfe, compared to 3.1 Mmcfe for the comparable prior year quarter, and for the six months ended June 30, 2008, increased 71% to 10.1 Mmcfe, compared to 5.9 Mmcfe for the prior year six month period.

•
In May 2008 due to growth in production and proved reserves, our borrowing base was increased from $140.0 million to $250.0 million. When combined with the February 2008 $684 million equity issuance, these transactions and the improved results of our operations have significantly strengthened our balance sheet and helped to provide the liquidity necessary to continue to accelerate the development of our key properties, particularly in the Rocky Mountain Region.

The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2008 and 2007. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Results of Operations
Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
Net Loss. Net loss was $22.4 million, or $0.22 per diluted common share, for the three months ended June 30, 2008, compared to net loss of $95.3 million, or $1.53 per diluted common share, for the three months ended June 30, 2007. Loss from continuing operations decreased from $99.0 million for the three months ended June 30, 2007 to $29.1 million for the three months ended June 30, 2008. The three months ended June 30, 2007 included significant dry hole costs, impairment charges and the initial recognition of a full valuation allowance required to be recorded against the Company’s deferred tax assets. The three months ended June 30, 2008 includes $27.1 million of unrealized losses on derivative instruments.
Oil and Gas Sales. During the three months ended June 30, 2008, oil and gas sales from continuing operations increased 197% to $61.7 million, as compared to $20.7 million for the comparable period a year earlier. The increase was the result of a 75% increase in production from continuing operations, a 94% increase in oil prices, and a 95% increase in gas prices. The average gas price received during the three months ended June 30, 2008 increased to $9.15 per Mcf compared to $4.70 per Mcf for the year earlier period due to increased natural gas prices generally, as well as a decrease in the Rockies natural gas “basis differential.” The average oil price received during the three months ended June 30, 2008 increased to $113.06 per Bbl compared to $58.38 per Bbl for the year earlier period. Net gains from hedging instruments were $3.4 million for the three months ended June 30, 2007. The hedging gains in 2007 were a result of lower gas prices. These gains were recorded as an increase in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended June 30, 2008 decreased to $7.9 million compared to $14.3 million for the comparable year earlier period. The decrease is the result of additional rigs operating for Delta in 2008 compared to 2007. Revenues on such rigs are eliminated in consolidation.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended
	June 30,
	2008	2007
Production — Continuing Operations:
Oil (MBbl)	209	206
Gas (MMcf)	4,158	1,857
Production — Discontinued Operations:
Oil (MBbl)	38	67
Gas (MMcf)	516	738

Total Production (MMcfe)	6,156	4,230

Average Price — Continuing Operations:
Oil (per barrel)	$113.06	$58.38
Gas (per Mcf)	$9.15	$4.70

Costs per Mcfe — Continuing Operations:
Lease operating expense	$1.58	$1.52
Production taxes	$.71	$.34
Transportation costs	$.44	$.21
Depletion expense	$3.73	$4.44
Realized derivative gain (loss)	$(1.32)	$1.09
Lease Operating Expense. Lease operating expenses for the three months ended June 30, 2008 increased to $8.6 million from $4.7 million in the year earlier period primarily due to the 75% increase in production from continuing operations. Lease operating expense from continuing operations per Mcfe for the three months ended June 30, 2008 increased to $1.58 per Mcfe from $1.52 per Mcfe for the comparable year earlier period primarily due to relatively fixed lease operating costs in the Gulf Coast area which has declining volumes and higher water handling costs in the Rocky Mountain region.
Exploration Expense. Exploration expense consists of geological and geophysical costs, lease rentals and abandoned leases. Our exploration costs for the three months ended June 30, 2008 were $1.9 million compared to $772,000 for the comparable year earlier period. Current year exploration activities include activities in the Columbia River Basin and central Utah Hingeline project areas, and the Cowboy Prospect in Wyoming.
Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $430,000 for the three months ended June 30, 2008 compared to $12.6 million for the comparable period a year ago. During the three months ended June 30, 2008, dry hole costs primarily related to carry-over costs for work done in 2008 on the most recent Hingeline well in Utah. During the three months ended June 30, 2007, we recorded dry hole costs of approximately $11.6 million related to two exploratory projects, one in Texas and one in Wyoming.

During the three months ended June 30, 2007, the Company recorded impairments totaling approximately $58.4 million primarily related to the Howard Ranch and Fuller fields in Wyoming ($38.4 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices at the time and marginally economic deep zones on the Howard Ranch Prospect.
Depreciation, Depletion, Amortization and Accretion — oil and gas. Depreciation, depletion and amortization expense increased 47% to $20.8 million for the three months ended June 30, 2008, as compared to $14.2 million for the comparable year earlier period. Depletion expense for the three months ended June 30, 2008 was $20.2 million compared to $13.7 million for the three months ended June 30, 2007. The 47% increase in depletion expense was due to a 75% increase in production from continuing operations partially offset by a 16% decrease in the per Mcfe depletion rate. Our depletion rate decreased to $3.73 per Mcfe for the three months ended June 30, 2008 from $4.44 per Mcfe for the year earlier period, primarily as a result of increased reserve additions and lower costs per well from our Piceance Basin capital development program and a higher mix of production from lower depletion rate Rockies properties.
Drilling and Trucking Operations. Drilling expenses decreased to $5.5 million for the three months ended June 30, 2008 compared to $9.6 million for the comparable prior year period. This decrease can be attributed to lower utilization during the current year period, coupled with greater usage of DHS rigs by Delta, as intercompany expenses are eliminated in consolidation.
Depreciation and Amortization — drilling and trucking. Depreciation and amortization expense — drilling decreased to $3.2 million for the three months ended June 30, 2008, as compared to $4.4 million for the comparable year earlier period. The decrease is due to increased utilization of DHS rigs by Delta.
General and Administrative Expense. General and administrative expense increased 7% to $13.8 million for the three months ended June 30, 2008, as compared to $12.9 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in staff and related personnel costs.
Realized Loss on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $7.1 million of realized losses for the three months ended June 30, 2008.
Unrealized Loss on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $27.1 million of unrealized losses on derivative instruments in other income and expense during the three months ended June 30, 2008 compared to a gain of $989,000 for the comparable prior year period, primarily due to higher commodity prices in the current year period.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the three months ended June 30, 2008, DHS reported higher earnings resulting in a minority interest charge, compared to the same period in 2007 in which DHS reported losses resulting in minority interest credit to earnings.
Interest Income. Interest income increased to $3.4 million for the three months ended June 30, 2008 compared to $895,000 for the comparable prior year period. The increase is primarily due to interest earned on our $300 million restricted deposit in connection with the EnCana transaction, and invested cash received from the Tracinda transaction during the first quarter of 2008.
Interest Expense and Financing Costs. Interest and financing costs increased 39% to $8.7 million for the three months ended June 30, 2008, as compared to $6.2 million for the comparable year earlier period. The increase is primarily related to an increase in the outstanding DHS credit facility balance and the non-cash amortization of discount on the installments payable to EnCana.
Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our Delta stand-alone deferred tax assets beginning with the second quarter of 2007. As a result, our income tax benefit for the three months ended June 30, 2008 of $860,000 relates only to DHS, as no benefit was provided for Delta’s pre-tax losses. During the three months ended June 30, 2007, income tax expense of $14.5 million was recorded for continuing operations which included the initial recognition of a full valuation allowance on our deferred tax assets.
Discontinued Operations. Discontinued operations for the three months ended June 30, 2008 and June 30, 2007 include the Midway Loop, Texas properties that are held for sale as of June 30, 2008. Discontinued operations for the three months ended June 30, 2007 include the North Dakota properties sold in September 2007 and the Washington County, Colorado properties sold in October 2007.
Gain on Sale of Discontinued Operations. During the three months ended June 30, 2007, we adjusted the tax provision for the loss related to the Kansas, Texas, and New Mexico sales related to the first quarter 2007 for approximately $3.9 million.
Results of Operations
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net Loss. Net loss was $42.2 million, or $0.47 per diluted common share, for the six months ended June 30, 2008, compared to a net loss of $113.7 million, or $1.95 per diluted common share, for the six months ended June 30, 2007. Loss from continuing operations decreased from $115.2 million (after tax) for the six months ended June 30, 2007 to $52.5 million for the six months ended June 30, 2008. The six months ended June 30, 2007 included $58.4 million of impairment costs and the initial recognition of a full valuation allowance required to be recorded against the Company’s deferred tax assets. The six months ended June 30, 2008 includes $41.2 million of unrealized losses on derivative instruments.
Oil and Gas Sales. During the six months ended June 30, 2008, oil and gas sales from continuing operations increased 167% to $107.1 million, as compared to $40.2 million for the comparable period a year earlier. The increase was the result of a 71% increase in production from continuing operations, a 81% increase in oil prices, and a 65% increase in gas prices. The average gas price received during the six months ended June 30, 2008 increased to $8.44 per Mcf compared to $5.12 per Mcf for the year earlier period due to increased natural gas prices generally, as well as a decrease in the Rockies natural gas “basis differential”. The average oil price received during the six months ended June 30, 2008 increased to $100.92 per Bbl compared to $55.74 per Bbl for the comparable year earlier period. Net gains from hedging instruments were $4.5 million for the six months ended June 30, 2007. The hedging gains in 2007 were primarily due to lower gas prices. These gains were recorded as an increase in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the six months ended June 30, 2008 decreased to $18.6 million compared to $30.9 million for the comparable year earlier period. The decrease is primarily the result of additional rigs operating for Delta in 2008 compared to 2007. Revenues on such rigs are eliminated in consolidation.

Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended
	June 30,
	2008	2007

Production — Continuing Operations:
Oil (MBbl)	438	403
Gas (MMcf)	7,452	3,459
Production — Discontinued Operations:
Oil (MBbl)	75	136
Gas (MMcf)	990	1,463

Total Production (MMcfe)	11,522	8,154

Average Price — Continuing Operations:
Oil (per barrel)	$100.92	$55.74
Gas (per Mcf)	$8.44	$5.12

Costs per Mcfe — Continuing Operations:
Lease operating expense	$1.61	$1.48
Production taxes	$.68	$.37
Transportation costs	$.41	$.25
Depletion expense	$3.87	$4.94
Realized derivative gain (loss)	$(.87)	$.77
Lease Operating Expense. Lease operating expenses for the six months ended June 30, 2008 increased to $16.2 million from $8.7 million in the year earlier period primarily due to the 71% increase in production from continuing operations. Lease operating expense from continuing operations per Mcfe for the six months ended June 30, 2008 increased to $1.61 per Mcfe from $1.48 per Mcfe for the comparable year earlier period primarily due to relatively fixed lease operating costs in the Gulf Coast area which has declining volumes and higher water handling and snow removal costs in the Rocky Mountain region.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration expenses for the six months ended June 30, 2008 were $2.9 million compared to $1.4 million for the year earlier period. Current year exploration activities include activities in our Columbia River Basin, Newton County, Texas and central Utah Hingeline projects and the Cowboy Prospect in Wyoming.
Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $2.8 million for the six months ended June 30, 2008 compared to $16.3 million for the comparable period a year ago. During the six months ended June 30, 2008, dry hole costs primarily related to carry-over costs for work done in 2008 on the most recent Hingeline well in Utah. During the six months ended June 30, 2007, we recorded dry hole costs of approximately $16.3 million related to four exploratory projects, two in Texas, one in Wyoming and one in Utah.
During the six months ended June 30, 2007 the Company recorded impairments totaling approximately $58.4 million primarily related to the Howard Ranch and Fuller fields in Wyoming ($38.4 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices at the time and marginally economic deep zones on the Howard Ranch Prospect.
Depreciation, Depletion, Amortization and Accretion — oil and gas. Depreciation, depletion and amortization expense increased 34% to $40.2 million for the six months ended June 30, 2008, as compared to $29.9 million for the year earlier period. Depletion expense for the six months ended June 30, 2008 was $39.0 million compared to $29.0 million for the six months ended June 30, 2007. The 34% increase in depletion expense was due to a 71%

increase in production from continuing operations partially offset by a 22% decrease in the per Mcfe depletion rate. Our depletion rate decreased to $3.87 per Mcfe for the six months ended June 30, 2008 from $4.94 per Mcfe for the year earlier period, primarily as a result of increased reserve additions and lower costs per well from our Piceance Basin capital development program and a higher mix of production from lower rate Rockies properties.
Drilling and Trucking Operations. Drilling expenses decreased to $12.4 million for the six months ended June 30, 2008 compared to $20.2 million for the comparable prior year period. This decrease can be attributed to lower utilization during the current year period, coupled with greater usage of DHS rigs by Delta, as intercompany expenses are eliminated in consolidation.
Depreciation and Amortization — drilling and trucking. Depreciation and amortization expense — drilling decreased to $6.9 million for the six months ended June 30, 2008, as compared to $8.8 million for the comparable year earlier period. The decrease is due to greater utilization of DHS rigs by Delta.
General and Administrative Expense. General and administrative expense increased 11% to $27.2 million for the six months ended June 30, 2008, as compared to $24.5 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in staff and related personnel costs.
Realized Loss on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $8.8 million of realized losses for the six months ended June 30, 2008.
Unrealized Loss on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $41.2 million of unrealized losses on derivative instruments in other income and expense during the six months ended June 30, 2008 compared to $674,000 for the comparable prior year period, primarily due to higher commodity prices in the current period.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the six months ended June 30, 2008, DHS reported lower losses resulting in a decrease in the minority interest credit.
Interest Income. Interest income increased to $5.3 million for the six months ended June 30, 2008 compared to $971,000 for the comparable prior year period. The increase is primarily due to interest earned on our $300.0 million restricted deposit and invested cash received from the Tracinda transaction during the first quarter of 2008.
Interest Expense and Financing Costs. Interest and financing costs increased 19% to $16.6 million for the six months ended June 30, 2008, as compared to $13.9 million for the comparable year earlier period. The increase is primarily related to an increase in the outstanding DHS credit facility balance and the non-cash accretion of discount on the installments payable to EnCana.
Income Tax Expense (Benefit). Due to our continued operating losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our Delta stand-alone deferred tax assets beginning with the second quarter of 2007. As a result, our income tax benefit for the six months ended June 30, 2008 of $1.5 million relates only to DHS, as no benefit was provided for Delta’s pre-tax losses. During the six months ended June 30, 2007, income tax expense of $6.2 million includes the initial recognition of a full valuation allowance on our deferred tax assets.
Discontinued Operations. Discontinued operations for the six months ended June 30, 2008 and June 30, 2007 include the Midway Loop, Texas properties that are held for sale as of June 30, 2008. Discontinued operations for the six months ended June 30, 2007 include the North Dakota properties sold in September 2007 and the Washington County, Colorado properties sold in October 2007.
Gain on Sale of Discontinued Operations. During the six months ended June 30, 2007, we sold non-core properties in Kansas, Texas, New Mexico and Australia for combined proceeds of $40.4 million and a combined net loss of $8.5 million.
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
During the six months ended June 30, 2008, we had operating income of $6.2 million, generated cash from operating activities of $49.4 million and obtained cash from financing activities of $670.8 million. During this period we spent $224.5 million on oil and gas property development, $136.5 million on oil and gas acquisitions, and $26.8 million on drilling and trucking capital expenditures. At June 30, 2008, we had $8.6 million in cash, $35.5 million in certificates of deposit which mature in August 2008, $300 million in long-term restricted deposits, total assets of $2.1 billion and a debt to total capitalization ratio of 37.9%. Long-term debt at June 30, 2008 totaled $691.9 million, comprised of $70.3 million of DHS debt, $149.5 million of senior subordinated notes and $115.0 million of senior convertible notes. In addition, the Company has $282.5 million of installments payable on the first quarter 2008 EnCana property acquisition, which are secured by the long-term restricted deposits discussed above. Available borrowing capacity under our bank credit facility at June 30, 2008 was approximately $175.0 million. DHS has no additional availability under its credit facility.
At June 30, 2008, we were in compliance with our quarterly financial covenants. Our covenants require a minimum current ratio of 1 to 1, excluding the fair value of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 3.75 to 1. These financial covenant calculations are based on the financial statements of Delta and its wholly-owned subsidiaries.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on our operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production and the success of our exploration and production activities in generating additional production.
Although we believe that through cash on hand, availability of borrowings under our credit facility, cash flows from operations and sales of non-core properties, we have access to adequate capital to fund our development plans, we continue to examine additional sources of long-term capital, including a restructured debt facility, the issuance of debt instruments, the sale of preferred and common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy, will depend upon a number of factors, many of which are beyond our control.
Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the six months ended June 30, 2008, we completed the following transactions:

On February 28, 2008, we closed a $410.5 million transaction with EnCana Oil & Gas (USA) Inc., (“EnCana”) to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. We acquired over 1,700 drilling locations on approximately 18,250 gross acres with a 95% working interest. The effective date of the transaction was March 1, 2008. The related agreement supersedes the March 2007 agreement with EnCana and accordingly we have no further drilling commitment to EnCana under the March 2007 agreement.
In March 2008, DHS acquired three rigs and spare equipment for a purchase price of $23.3 million, of which $12.0 million had been paid as of March 31, 2008 and the remainder of which was paid in early April 2008. The transaction was funded by the proceeds from two notes payable issued by DHS to Delta and Chesapeake of $6.0 million each and of proceeds of $6.0 million each from Delta and Chesapeake for additional shares of common stock issued by DHS.
Historical Cash Flow
Our cash flow from operating activities increased from $25.4 million for the six months ended June 30, 2007 to $49.4 million for the six months ended June 30, 2008, primarily as a result of higher commodity prices and increased production. Our net cash used in investing activities increased to $721.4 million for the six months ended June 30, 2008 compared to net cash used in investing activities of $112.8 million for the same year earlier period, primarily due to our increased drilling activity and the above-referenced transaction with EnCana. Cash provided by financing activities was $670.8 million for the six months ended June 30, 2008 compared to $170.1 million for the comparable prior year period. Cash provided by financing activities was higher in 2008 primarily due to cash received in February from the Tracinda equity transaction.
Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Piceance Basin, CO	$126,197	$—
Polk County, TX (non-cash)	—	23,765
Fremont County, WY	—	3,500
Other	10,288	8,064

Other development costs	224,530	110,733
Drilling and trucking costs	26,814	14,974
Dry hole costs	2,501	993
Exploration costs	2,935	1,396

	$393,265	$163,425

FUNDING SOURCES:
Cash flow provided by operating activities	$49,383	$25,423
Stock issued for cash upon exercise of stock options	4,576	261
Stock issued for cash, net	662,043	196,541
Long-term borrowings (repayments), net	6,887	(22,546)
Increase in restricted deposit and certificates of deposit	(335,480)	—
Proceeds from sale of oil and gas properties	—	40,406
Proceeds from minority interest contributions	6,000	—
Other	(46)	(110)

	$393,363	$239,975

Sales of Oil and Gas Properties
Through a series of transactions during the three months ended March 31, 2007, we completed the sale of certain non-core properties located in New Mexico and East Texas, Australia, and Kansas. The transactions resulted in combined cash consideration of approximately $40.4 million and a combined loss of approximately $3.9 million.
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, we issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The notes accrue interest semiannually on April 1 and October 1 and the notes mature in 2015. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that limit our ability to, among other things, incur additional indebtedness, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants may limit management’s discretion in operating our business. At June 30, 2008, we were in compliance with our covenants and restrictions.
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
      Credit Facility — Delta
At June 30, 2008, the $250.0 million credit facility had $74.5 million outstanding. In February 2008, the credit facility was fully paid down with a portion of the proceeds from our Tracinda equity offering. The facility provides for variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime plus .25% and prime plus .50% for base rate loans and between Libor plus 1.25% and Libor plus 2.00% for Eurodollar loans. We are required to meet certain financial covenants which include a current ratio of 1 to 1, excluding the fair value of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) ratio of 3.75 to 1. The financial covenants are based on the financial statements of Delta and only its wholly-owned subsidiaries. At June 30, 2008, we were in compliance with our quarterly debt covenants and restrictions.
The borrowing base is re-determined by the lending banks at least semiannually on April 1 and October 1 of each year, or by special re-determinations if requested by the us based on drilling success. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required to (1) make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) eliminate the deficiency by making three equal monthly principal payments, (3) provide additional collateral for consideration to eliminate the deficiency within 90 days or (4) eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility. The April 2008 re-determination resulted in an increase to our borrowing base from $140 million to $250 million.
The credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers and acquisitions, and includes various financial covenants.
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
      Credit Facility — DHS
On December 20, 2007, DHS entered into a new $75.0 million credit agreement with Lehman Commercial Paper Inc. The proceeds were used to pay off the JP Morgan credit facility. The credit facility has a variable interest rate based on 90-day LIBOR plus a fixed margin of 5.50% and matures on December 31, 2010. Annual principal payments are based upon a calculation of excess cash flow (as defined) for the preceding year. DHS is required to meet certain financial covenants quarterly beginning March 31, 2008 including (i) consolidated EBITDA for four consecutive fiscal quarters must be greater than $20.0 million; (ii) Consolidated Leverage Ratio (as defined) for four consecutive fiscal quarters cannot exceed 3.50 to 1.00; (iii) Consolidated Interest Coverage Ratio (as defined) for four consecutive fiscal quarters must exceed 2.50 to 1.00; and (iv) the Current Ratio for any fiscal quarter must be greater than 1.0 to 1.0. DHS incurred $1.3 million of financing charges in conjunction with the agreement which are being amortized over the life of the loan. At June 30, 2008, DHS was in compliance with its quarterly debt covenants and restrictions.
      Notes Payable — DHS
On March 27, 2008 DHS entered into an agreement with Chesapeake Energy Corporation to borrow $6.0 million to finance the acquisition of three rigs and spare equipment. The note bears interest at the Wall Street Journal Prime Rate or 5.0% as of June 30, 2008 and matures six months after payment in full of cash for all outstanding obligations (as defined) including the DHS credit facility. DHS is required to make a mandatory pre-payment of outstanding principal and accrued interest within five days of receiving cash for a permitted asset disposition (as defined).
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
We had a derivative liability of $44.6 million at June 30, 2008. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, asset retirement obligations, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the application of the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, we recorded no impairment provision of proved properties for the six months ended June 30, 2008. During the remainder of 2008, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or fluctuations in commodity prices may cause us to revise in future periods our estimates of future cash flows from those properties. Such revisions of estimates could require us to record an impairment in the period of such revisions.
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

Asset Retirement Obligation
We account for our asset retirement obligations under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. We adopted SFAS No. 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. Our asset retirement obligations arise from the plugging and abandonment obligations for our gas and oil wells and is determined using significant assumptions including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to our estimated asset retirement obligation.
Deferred Tax Asset Valuation Allowance
We follow SFAS No. 109 to account for our deferred tax assets and liabilities. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As a result of management’s current assessment, we maintain a significant valuation allowance against our deferred tax assets. We will continue to monitor facts and circumstances in our reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. As a result, we may determine that the deferred tax asset valuation allowance should be increased or decreased. Such changes would impact our earnings through offsetting changes in income tax expense or benefit.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following in Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and the potential impact on our consolidated financial statements.
In March 2008, the FASB affirmed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. The FSP requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability component (debt issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, or our first quarter 2009. This FSP changes the accounting treatment for our 3 3/4% Senior Convertible Notes since it is to be applied retrospectively upon adoption. The Company is currently evaluating the potential impact of this interpretation on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (SFAS 161). This Statement requires enhanced disclosures for derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, or fiscal year 2009. We are currently evaluating the potential impact of the adoption of SFAS 161 on the disclosures in our consolidated financial statements.
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
The following table summarizes our open derivative contracts at June 30, 2008:

								Net Fair Value
			Price Floor /					Asset (Liability) at
Commodity	Volume		Price Ceiling			Term	Index	June 30, 2008
								(In thousands)

Crude oil	1,200	Bbls / day	$65.00	/	$79.86	July ’08 - Sept ’08	NYMEX — WTI	$(6,677)
Crude oil	1,200	Bbls / day	$65.00	/	$79.83	Oct ’08 - Dec ’08	NYMEX — WTI	(6,745)
Natural gas	15,000	MMBtu / day	$6.50	/	$8.30	July ’08 - Dec ’08	CIG	(3,562)
Natural gas	10,000	MMBtu / day	$6.00	/	$7.25	July ’08 - Sept ’08	CIG	(1,677)
Natural gas	10,000	MMBtu / day	$6.50	/	$8.15	July ’08 - Sept ’08	CIG	(932)
Natural gas	10,000	MMBtu / day	$6.50	/	$7.90	Oct ’08 - Dec ’08	CIG	(1,791)
Natural gas	35,000	MMBtu / day	$7.50	/	$9.88	Jan ’09 - Mar ’09	CIG	(7,664)
Natural gas	10,000	MMBtu / day	$9.00	/	$11.53	Oct ’08 - Dec ’08	NYMEX-H HUB	(2,440)
Natural gas	10,000	MMBtu / day	$9.00	/	$10.58	Apr ’09 - June ’09	NYMEX-H HUB	(1,470)
Natural gas	10,000	MMBtu / day	$9.50	/	$12.55	Apr ’09 - June ’09	NYMEX-H HUB	(639)
Natural gas	15,000	MMBtu / day	$9.00	/	$10.70	Apr ’09 - June ’09	NYMEX-H HUB	(2,121)
Natural gas	10,000	MMBtu / day	$9.00	/	$10.82	July’09 - Sept ’09	NYMEX-H HUB	(1,502)
Natural gas	10,000	MMBtu / day	$9.50	/	$13.00	July’09 - Sept ’09	NYMEX-H HUB	(635)
Natural gas	15,000	MMBtu / day	$9.00	/	$10.90	July’09 - Sept ’09	NYMEX-H HUB	(2,200)
Natural gas	10,000	MMBtu / day	$9.00	/	$12.05	Oct ’09 - Dec ’09	NYMEX-H HUB	(1,340)
Natural gas	15,000	MMBtu / day	$9.00	/	$11.95	Oct ’09 - Dec ’09	NYMEX-H HUB	(2,063)
Natural gas	15,000	MMBtu / day	$10.00	/	$13.10	Oct ’09 - Dec ’09	NYMEX-H HUB	(1,113)

								$(44,571)

The net fair value of our derivative instruments was a $44.6 million liability at June 30, 2008 and a $3.8 million liability on August 1, 2008.
Assuming production and the percent of oil and gas sold remained unchanged for the six months ended June 30, 2008, a hypothetical 10% decline in the average market price we realized during the six months ended June 30, 2008 on unhedged production would reduce our oil and natural gas revenues by approximately $10.7 million.
Interest Rate Risk
We were subject to interest rate risk on $155.5 million of variable rate debt obligations at June 30, 2008. The annual effect of a 10% change in interest rates would be approximately $949,000. The interest rate on these variable debt obligations approximates current market rates as of June 30, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Offshore Litigation
We and our 92% owned subsidiary, Amber, are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 19, 2006, the government filed a motion for reconsideration of the Court’s ruling as it relates to a single lease owned entirely by us (“Lease 452”). In its motion for reconsideration, the government has asserted that we should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons has been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $92.0 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008, but no ruling has been made by the Court. We believe that the government’s assertion is without merit, but we cannot predict with certainty the ultimate outcome of this matter.
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
Castle/Longs Trust Litigation
As a result of the acquisition of Castle Energy in April 2006, our wholly-owned subsidiary, DPCA LLC, as successor to Castle, became party to Castle’s ongoing litigation with the Longs Trust in District Court in Rusk County, Texas. The Longs Trust litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Longs Trust is seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees in and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees have been granted by the trial court and upheld on appeal. We recently moved for the entry of a judgment in the approximate amount of $767,000 plus interest at the rate of approximately $252 per day since September 5, 2001, and intend to vigorously defend the Longs Trust breach of contract claims. We have not accrued any recoveries associated with the judgment against the Longs Trust, but will do so when and if they are ultimately collected.
Our management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008 and is incorporated herein by reference. There have been no material changes in our Risk Factors disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”), that have not been reported in a Form 8-K.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of our stockholders was held on May 20, 2008. At the Annual Meeting, the following twelve current directors, comprising the entire board of directors on that date, were re-elected as our directors to serve until the next annual meeting of stockholders:

Name	For	Withheld
Roger A. Parker	85,386,229	312,538
John R. Wallace	85,401,750	297,017
Hank Brown	85,423,988	274,779
Kevin R. Collins	82,988,126	2,710,641
Jerrie F. Eckelberger	81,862,934	3,835,833
Aleron H. Larson, Jr.	85,400,640	298,127
Russell S. Lewis	81,882,115	3,816,652
James J. Murren	82,974,514	2,724,253
Jordan R. Smith	82,844,209	2,854,558
Neal A. Stanley	82,978,810	2,719,957
Daniel J. Taylor	85,415,142	283,625
James B. Wallace	85,388,193	310,574
The appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified with 85,353,844 affirmative votes, 250,556 negative votes, and 94,367 abstentions.
Item 5. Other Information. None.

Item 6. Exhibits.
          Exhibits are as follows:

10.1
Fifth Amendment to Amended and Restated Credit Agreement, dated May 16, 2008, by and among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Filed herewith electronically

10.2	Delta Petroleum Corporation 2008 New-Hire Equity Incentive Plan. Filed herewith electronically*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

*	Management contracts and compensatory plans.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA PETROLEUM CORPORATION (Registrant)
By:	/s/ Roger A. Parker
Roger A. Parker
Chairman and Chief Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: August 7, 2008

EXHIBIT INDEX:

10.1
Fifth Amendment to Amended and Restated Credit Agreement, dated May 16, 2008, by and among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Filed herewith electronically

10.2	Delta Petroleum Corporation 2008 New-Hire Equity Incentive Plan. Filed herewith electronically*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

*	Management contracts and compensatory plans.