Form 10-Q
period 2008-09-30
DELTA PETROLEUM CORP/CO
filed 2008-11-06
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
103,350,044 shares of common stock, $.01 par value per share, were outstanding as of November 3, 2008.

INDEX

		Page No.

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets – September 30, 2008 and December 31, 2007 (unaudited)	1

	Consolidated Statements of Operations – Three Months Ended September 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Operations – Nine Months Ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Nine Months Ended September 30, 2008 (unaudited)	4

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Purchase and Sale Agreement between EnCana Oil & Gas (USA) Inc. and Delta Petroleum Corporation, dated September 15, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2008.

	Agreement between Delta Petroleum Corporation and Husky Refining Company, dated August 19, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2008.

$150,000,000 Amended and Restated Credit Agreement dated as of August 15, 2008 among DHS Holding Company and DHS Drilling Company as borrowers, and Lehman Brothers Inc. as sole arranger and Lehman Brothers Commercial Paper Inc. as syndication agent and administrative agent. Filed herewith electronically.

Amendment Number One to $150,000,000 Amended and Restated Credit Agreement dated as of September 19, 2008 among DHS Holding Company and DHS Drilling Company as borrowers, and Lehman Brothers Inc. as sole arranger and Lehman Brothers Commercial Paper Inc. as syndication agent and administrative agent. Filed herewith electronically.

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

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
		(Note 13)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,230	$9,793
Trade accounts receivable, net of allowance for doubtful accounts of $619 and $644, respectively	50,611	38,761
Deposits and prepaid assets	13,295	3,943
Derivative instruments	8,622	2,930
Deferred tax assets	150	150
Assets held for sale	88,159	63,749
Other current assets	6,161	10,214

Total current assets	246,228	129,540

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	528,612	247,466
Proved	1,208,140	749,393
Drilling and trucking equipment	188,209	146,097
Inventories	7,123	4,236
Pipeline and gathering system	61,152	22,140
Other	43,238	19,069

Total property and equipment	2,036,474	1,188,401
Less accumulated depreciation and depletion	(327,440)	(245,153)

Net property and equipment	1,709,034	943,248

Long-term assets:
Long-term restricted deposit	300,000	—
Marketable securities	3,520	6,566
Investments in unconsolidated affiliates	16,740	10,281
Deferred financing costs	6,443	7,187
Derivative instruments	3,948	—
Goodwill	7,747	7,747
Other long-term assets	15,278	6,075

Total long-term assets	353,676	37,856

Total assets	$2,308,938	$1,110,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$13
Accounts payable	139,341	119,783
Other accrued liabilities	20,736	17,105
Derivative instruments	2,362	6,295

Total current liabilities	162,439	143,196

Long-term liabilities:
Installments payable on property acquisition, net	283,938	—
7% Senior notes, unsecured	149,516	149,459
3 3/4% Senior convertible notes	115,000	115,000
Credit facility – Delta	244,500	73,600
Credit facility — DHS	95,988	75,000
Asset retirement obligations	5,531	4,154
Deferred tax liabilities	8,686	9,085

Total long-term liabilities	903,159	426,298

Minority interest	39,879	27,296

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 300,000,000 shares, issued 103,378,000 shares at September 30, 2008, and 66,429,000 shares at December 31, 2007	1,034	664
Additional paid-in capital	1,346,801	664,733
Treasury stock at cost; 25,000 shares at September 30, 2008 and none at December 31, 2007	(495)	—
Accumulated deficit	(143,879)	(151,543)

Total stockholders’ equity	1,203,461	513,854

Total liabilities and stockholders’ equity	$2,308,938	$1,110,644

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
		(Note 13)
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$49,025	$23,106
Contract drilling and trucking fees	11,760	15,549
Gain on hedging instruments, net	—	5,210

Total revenue	60,785	43,865

Operating expenses:
Lease operating expense	7,278	5,482
Transportation expense	3,548	828
Production taxes	3,196	1,301
Exploration expense	2,870	4,742
Dry hole costs and impairments	8,148	273
Depreciation, depletion, amortization and accretion – oil and gas	25,458	15,859
Drilling and trucking operations	8,245	9,972
Depreciation and amortization – drilling and trucking	2,722	4,038
General and administrative	14,890	12,816

Total operating expenses	76,355	55,311

Operating loss	(15,570)	(11,446)

Other income and (expense):
Other income (expense)	(3,897)	32
Realized gain on derivative instruments, net	10,820	788
Unrealized gain on derivative instruments, net	54,779	3,153
Minority interest	147	(319)
Income (loss) from unconsolidated affiliates	2,122	(51)
Interest income	3,142	1,084
Interest expense and financing costs	(10,573)	(6,203)

Total other income (expense), net	56,540	(1,516)

Income (loss) from continuing operations before income taxes and discontinued operations	40,970	(12,962)

Income tax benefit	(2,174)	(65)

Income (loss) from continuing operations	43,144	(12,897)

Discontinued operations:
Income from discontinued operations of properties sold or held for sale, net of tax	5,972	3,544
Gain on sale of discontinued operations, net of tax	716	4,313

Net income (loss)	$49,832	$(5,040)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.43	$(0.20)
Discontinued operations	0.06	0.12

Net income (loss)	$0.49	$(0.08)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.42	$(0.20)
Discontinued operations	0.06	0.12

Net income (loss)	$0.48	$(0.08)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
		(Note 13)
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$156,128	$63,272
Contract drilling and trucking fees	30,355	46,468
Gain on hedging instruments, net	—	9,755

Total revenue	186,483	119,495

Operating expenses:
Lease operating expense	23,471	14,194
Transportation expense	7,648	2,324
Production taxes	10,067	3,476
Exploration expense	5,805	6,138
Dry hole costs and impairments	10,917	74,984
Depreciation, depletion, amortization and accretion – oil and gas	65,618	45,712
Drilling and trucking operations	20,597	30,217
Depreciation and amortization – drilling and trucking	9,574	12,844
General and administrative	42,138	37,289

Total operating expenses	195,835	227,178

Operating loss	(9,352)	(107,683)

Other income and (expense):
Other income (expense)	(3,624)	619
Realized gain on derivative instruments, net	2,055	788
Unrealized gain on derivative instruments, net	13,574	2,479
Minority interest	355	(11)
Income (loss) from unconsolidated affiliates	2,813	(51)
Interest income	8,400	2,055
Interest expense and financing costs	(27,182)	(20,110)

Total other expense, net	(3,609)	(14,231)

Loss from continuing operations before income taxes and discontinued operations	(12,961)	(121,914)

Income tax expense (benefit)	(3,632)	6,185

Loss from continuing operations	(9,329)	(128,099)

Discontinued operations:
Income from discontinued operations of properties sold or held for sale, net of tax	16,274	13,622
Gain (loss) on sale of discontinued operations, net of tax	719	(4,229)

Net income (loss)	$7,664	$(118,706)

Basic income (loss) per common share:
Loss from continuing operations	$(0.10)	$(2.12)
Discontinued operations	0.18	0.15

Net income (loss)	$0.08	$(1.97)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.10)	$(2.12)
Discontinued operations	0.18	0.15

Net income (loss)	$0.08	$(1.97)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury stock		comprehensive	Comprehensive	Accumulated
	Shares	Amount	capital	Shares	Amount	loss	income	deficit	Total
	(In thousands)
Balance, January 1, 2008 (Note 13)	66,429	$664	$664,733	—	$—	$—		$(151,543)	$513,854

Comprehensive income:
Net income	—	—	—	—	—	—	$7,664	7,664	7,664
Other comprehensive income transactions, net of tax:
Change in fair value of available for sale securities	—	—	—	—	—	(3,046)	(3,046)	—	(3,046)
Loss on impairment of available for sale securities reclassified to earnings	—	—	—	—	—	3,046	3,046	—	3,046

Comprehensive income							$7,664

Treasury stock acquired by subsidiary	—	—	—	25	(495)	—		—	(495)
Shares issued for cash, net of offering costs	36,264	363	666,680	—	—	—		—	667,043
Shares issued for cash upon exercise of options	540	5	4,822	—	—	—		—	4,827
Issuance of non-vested stock	1,013	11	(11)	—	—	—		—	—
Shares repurchased for withholding taxes	(118)	(1)	(1,029)	—	—	—		—	(1,030)
Cancellation of executive performance shares, tranches 4 and 5	(750)	(8)	8	—	—	—		—	—
Stock based compensation	—	—	11,598	—	—	—		—	11,598

Balance, September 30, 2008	103,378	$1,034	$1,346,801	25	$(495)	$—		$(143,879)	$1,203,461

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
		(Note 13)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,664	$(118,706)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion, amortization and accretion – oil and gas	65,618	45,712
Depreciation and amortization – drilling and trucking	9,574	12,844
Depreciation, depletion and amortization – discontinued operations	11,775	9,989
Stock based compensation	11,598	10,800
DHS stock granted to management	443	210
Amortization of deferred financing costs	2,954	2,120
Accretion of discount on installments payable on property acquisition	4,245	—
Unrealized gain on derivative instruments	(13,574)	(2,479)
Dry hole costs and impairments	4,732	73,991
Impairment of marketable securities	3,046	—
Minority interest	(355)	11
(Income) loss from unconsolidated affiliates	(2,347)	51
Deferred income tax expense (benefit)	(3,632)	8,190
Other	(30)	922
(Gain) loss on sale of discontinued operations	(719)	2,310
Net changes in operating assets and operating liabilities:
(Increase) decrease in trade accounts receivable	(19,662)	(547)
Increase in prepaid assets	(12,779)	(771)
(Increase) decrease in inventory	—	(956)
(Increase) decrease in other current assets	(145)	448
Increase (decrease) in accounts payable	17,333	(4,683)
Increase (decrease) in other accrued liabilities	7,579	3,802

Net cash provided by operating activities	93,318	43,258

Cash flows from investing activities:
Additions to property and equipment	(363,078)	(203,372)
Acquisitions	(219,679)	(4,500)
Proceeds from sales of oil and gas properties	42,000	46,407
Proceeds from sales of equipment	2,644	760
Increase in restricted deposit	(300,000)	—
Increase in equity securities	—	(12,700)
Drilling and trucking capital expenditures	(45,338)	(19,054)
Proceeds from minority interest contributions	12,000	—
Proceeds from sale of equity securities	—	49
Investment in unconsolidated affiliates	(6,278)	(4,250)
Increase in note receivable from affiliate	(490)	(6,306)
Increase in other long-term assets	(178)	(92)

Net cash used in investing activities	(878,397)	(203,058)

Cash flows from financing activities:
Proceeds from borrowings	325,488	188,500
Repayments of borrowings	(133,613)	(206,357)
Payment of deferred financing costs	(3,199)	(3,924)
Stock issued for cash, net	662,043	196,535
Stock issued for cash upon exercise of options	4,827	93
Shares repurchased for withholding taxes	(1,030)	(811)

Net cash provided by financing activities	854,516	174,036

Net increase in cash and cash equivalents	69,437	14,236

Cash at beginning of period	9,793	7,666

Cash at end of period	$79,230	21,902

Supplemental cash flow information –
Common stock issued for the acquisition of oil and gas properties	$—	$23,765

Cash paid for interest	$14,912	$13,781

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(1)	Nature of Organization and Basis of Presentation
Delta Petroleum Corporation (“Delta” or the “Company”), a Delaware corporation, is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company’s core areas of operation are the Rocky Mountain and Gulf Coast regions, which comprise the majority of its proved reserves, production and long-term growth prospects. The Company owns interests in developed and undeveloped oil and gas properties in the continental United States and developed and undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
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
(2)	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta and its consolidated subsidiaries (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation. Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures, including CRB Partners, LLC (“CRBP”) and PGR Partners, LLC (“PGR”). The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements. As Amber Resources Company of Colorado (“Amber”) is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods presented. The Company does not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on properties that were held for sale during the nine months ended September 30, 2008 have been reclassified to income from discontinued operations for all periods presented. Such reclassifications had no effect on net loss.
Cash Equivalents
Cash equivalents consist of money market funds and certificates of deposit. The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

Marketable Securities
Marketable securities include long-term investments classified as available for sale securities. During 2007, the Company classified these securities as trading securities; however, due to the marketplace changes in late 2007 affecting the liquidity of such investments, the Company reclassified the securities from trading to available for sale as of December 31, 2007. As of September 30, 2008, the marketable securities are recorded in long-term assets in the accompanying consolidated balance sheet with changes in their market value recorded in accumulated other comprehensive loss. However, the Company determined as of September 30, 2008, the securities had incurred an other than temporary loss and an impairment charge of $3.0 million was recorded in other income (expense) during the nine months ended September 30, 2008. If the issuers of the securities continue to be unable to successfully close future auctions and their credit ratings further deteriorate, the Company may be required to record additional impairment charges on these investments.
Oil and Gas Properties Held for Sale
Oil and gas properties held for sale as of September 30, 2008 and December 31, 2007 represent certain properties in Midway Loop, Texas that are for sale.
Prepaid Assets
Prepaid assets consist of cash advanced to other operators to fund drilling of wells in which the Company participates, deposits on tubing and pipe orders to supply the Company’s drilling program, and general corporate prepaids. Drilling advances are reclassified to oil and gas properties as expenditures are incurred by the operator. Deposits on tubing and pipe orders are reclassified to inventory or oil and gas properties upon receipt of the tubing or pipe.
Inventories
Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.
Minority Interest
Minority interest represents the 50.2% (47.5% owned by Chesapeake Energy Corporation and 2.7% owned by DHS executives) interest in DHS at September 30, 2008.
Investments in and Income (Losses) from Unconsolidated Affiliates
Investments in operating entities where the Company has the ability to exert significant influence, but does not control the operating and financial policies, are accounted for using the equity method. The Company’s share of the income or losses of these entities is recorded as income (losses) from unconsolidated affiliates in the consolidated statements of operations. Investments in operating entities where the Company does not exert significant influence are accounted for using the cost method, and income is only recognized when a distribution is received. Investments in unconsolidated affiliates were $16.7 million and $10.3 million as of September 30, 2008 and December 31, 2007, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued
In conjunction with the Company’s initial investment in Delta Oilfield Tank Company, LLC (“Delta Oilfield”), the Company entered into an agreement to finance up to $9.0 million for construction of a plant expansion. As of September 30, 2008, the Company had advanced $9.0 million to Delta Oilfield under this agreement, of which $2.2 million is included in other current assets in the accompanying consolidated balance sheets. The loan is payable quarterly in an amount equal to 75% of distributable cash of Delta Oilfield, as defined in the agreement, with any remaining balance due December 31, 2010.
Revenue Recognition

Oil and gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2008 and December 31, 2007, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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
Nine Months Ended September 30, 2008 and 2007
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
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded no impairment provision to developed properties for the nine month period ended September 30, 2008. The Company recorded an impairment provision of approximately $58.4 million to developed properties for the nine months ended September 30, 2007 primarily related to the Howard Ranch and Fuller fields in Wyoming ($38.4 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to unproved properties for either the nine months ended September 30, 2008 or 2007.
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
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

Goodwill
Goodwill represents the excess of the cost of the acquisitions by DHS of C&L Drilling in May 2006, Rooster Drilling in March 2006, and Chapman Trucking in November 2005 over the fair value of the identifiable assets and liabilities acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test is performed at least annually, unless impairment indicators require more frequent analysis, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). No impairment of goodwill was indicated as a result of the Company’s impairment test performed during the third quarter of 2008.
Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2008 to September 30, 2008 (amounts in thousands):

Asset retirement obligation – January 1, 2008	$5,199
Accretion expense	313
Change in estimate	1,442
Obligations assumed	2,048
Obligations settled	(1,084)
Obligations on sold properties	(371)

Asset retirement obligation – September 30, 2008	7,547
Less: Current portion of asset retirement obligation	(2,016)

Long-term asset retirement obligation	$5,531

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$49,832	$(5,040)	$7,664	$(118,706)
Other comprehensive income transactions
Change in fair value of available for sale securities	(2,492)	—	(3,046)	—
Loss on impairment of available for sale securities reclassified to earnings	2,757	—	3,046	—
Hedging gains reclassified to income upon settlement	—	(5,210)	—	(9,755)
Change in fair value of derivative hedging instruments	—	1,067	—	6,025
Tax effect of valuation allowance	—	—	—	3,030

	265	(4,143)	—	(700)

Comprehensive income (loss)	$50,097	$(9,183)	$7,664	$(119,406)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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
At September 30, 2008, all of the Company’s outstanding derivative contracts were collars. Under a collar agreement the Company receives the difference between the floor price and the index price only when the index price is below the floor price; and the Company pays the difference between the ceiling price and the index price only when the index price is above the ceiling price. The Company’s collars are settled in cash on a monthly basis. By entering into collars, the Company effectively provides a floor for the price that it will receive for the hedged production; however, the collar also establishes a maximum price that the Company will receive for the hedged production when prices increase above the ceiling price. The Company enters into collars during periods of volatile commodity prices in order to protect against a significant decline in prices in exchange for foregoing the benefit of price increases in excess of the ceiling price on the hedged production.
The following table summarizes the Company’s open derivative contracts at September 30, 2008:

								Net Fair Value
			Price Floor /					Asset (Liability) at
Commodity	Volume		Price Ceiling			Term	Index	September 30, 2008
								(In thousands)
Crude oil (1)	1,200	Bbls / day	$65.00	/	$79.83	Oct ’08 - Dec ’08	NYMEX – WTI	$(2,362)
Natural gas	15,000	MMBtu / day	$6.50	/	$8.30	Oct ’08 - Dec ’08	CIG	3,040
Natural gas	10,000	MMBtu / day	$6.50	/	$7.90	Oct ’08 - Dec ’08	CIG	2,021
Natural gas (1)	15,000	MMBtu / day	$9.00	/	$10.70	Apr ’09 - June ’09	NYMEX-H HUB	1,904
Natural gas (1)	15,000	MMBtu / day	$9.00	/	$10.90	July ’09 - Sept ’09	NYMEX-H HUB	1,657
Natural gas (1)	15,000	MMBtu / day	$9.00	/	$11.95	Oct ’09 - Dec ’09	NYMEX-H HUB	1,406
Natural gas (1)	15,000	MMBtu / day	$10.00	/	$13.10	Oct ’09 - Dec ’09	NYMEX-H HUB	2,542

								$10,208

[1]	Subsequent to September 30, 2008, these derivative contracts were settled with the respective counterparties for total net proceeds of $9.2 million.
The net fair value of the Company’s derivative instruments was an asset of approximately $10.2 million at September 30, 2008.
The net gains on effective derivative instruments recognized in the Company’s statements of operations were approximately $5.2 million and $9.8 million for the three and nine months ended September 30, 2007, respectively. These gains were recorded as an increase in revenues.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued

Stock Based Compensation
The Company follows SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”) to value stock options and other equity based compensation issued to employees. The cost of share based payments is recognized over the period the employee provides service and is included in general and administrative expense in the statement of operations.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are evaluated based on the “more likely than not” requirements of SFAS 109, and to the extent this threshold is not met, a valuation allowance is recorded. The Company is currently providing a full valuation allowance on its net deferred tax assets. Deferred tax assets and liabilities are recorded by DHS on the same basis of accounting, although no valuation allowance has been provided for its deferred tax assets.
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
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The Company does not expect the implementation of SFAS 162 to have a material effect on the consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures for derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, or fiscal year 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the disclosures in its consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to apply the SFAS 159 fair value option to eligible assets and liabilities during the nine months ended September 30, 2008.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(2)	Summary of Significant Accounting Policies, Continued
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 reaffirms the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. In February 2008, the FASB issued FSP No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.
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
In October 2008, the FASB issued FSP No. 157-3 which was effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008 and the application of the interpretation did not have a material impact on its consolidated financial statements.
(3)	Oil and Gas Properties
The Company has direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $17.0 million and $14.8 million at September 30, 2008 and December 31, 2007, respectively.  These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units.  The recovery of the Company’s investment in these properties through the sale of hydrocarbons would require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed, and is therefore subject to other substantial risks and uncertainties.
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
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(3)	Oil and Gas Properties, Continued
Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2008 and that no impairment in the carrying value has occurred.  Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.
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
Further actions to develop the leases have been delayed, however, pending the outcome of a separate lawsuit (the “Amber case”) that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. by the Company, its 92%-owned subsidiary, Amber, and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company’s and Amber’s offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 19, 2006, the government filed a motion for reconsideration of the Court’s ruling as it relates to a single lease owned entirely by the Company (“Lease 452”). In its motion for reconsideration, the government has asserted that the Company should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons has been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $92.0 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008, but no ruling has been made by the Court. The Company believes that the government’s assertion is without merit, but it cannot predict with certainty the ultimate outcome of this matter.
On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $58.5 million, and Amber is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid for all lawsuit leases other than Lease 452. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, but on October 23, 2008 the government filed a petition seeking a rehearing of that decision. No payments will be made until all appeals have either been waived or exhausted. In the event that the Company ultimately receives any proceeds as the result of this litigation, it will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(3)	Oil and Gas Properties, Continued
If new activities are commenced on any of the leases, the requisite exploration and development plans will be subject to review by the California Coastal Commission for consistency with the CZMA and by the MMS for other technical requirements. None of the leases is currently considered impaired, but in the event that they are found not to be valid for some reason in the future, it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the CZMA and the Company decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear the Company’s appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at that time. It is also possible that other events could occur that would cause the leases to become impaired, and the Company will continuously evaluate those factors as they occur.
Acquisitions During the Nine Months Ended September 30, 2008
On September 15, 2008, the Company entered into an agreement with EnCana Oil & Gas (USA), Inc. (“EnCana”) to acquire all of EnCana’s net leasehold position and interest in wells in the Columbia River Basin of Washington and Oregon. The purchase price for the leasehold properties was $25.0 million and the transaction closed on September 26, 2008. On September 26, 2008, the Company completed a separate transaction related to the Columbia River Basin wherein the Company sold a 50% working interest participation in all of the Company’s Columbia River Basin leaseholds and wells for cash consideration of $42.0 million plus one half of the drilling costs incurred to date on the Company’s well currently drilling in the area. This transaction included a 50% working interest in the leaseholds acquired from EnCana on September 26, 2008.
On August 25, 2008, the Company completed an asset exchange agreement in which the Company acquired additional incremental interests in certain Midway Loop properties for $15.1 million in cash and non-core undeveloped properties in Divide Creek. The transaction resulted in a gain of $716,000 on the exchange during the three months ended September 30, 2008.
In July and August 2008, the Company completed several transactions to acquire unproved leasehold interests in two prospect areas. The total cost of the acquisitions was approximately $41.6 million. Pursuant to one of the agreements, the Company is obligated to spud an initial appraisal well by March 1, 2009.
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. Delta acquired over 1,700 drilling locations on approximately 18,250 gross acres with a 95% working interest. The effective date of the transaction was March 1, 2008. Under the terms of the agreement, the Company has committed to fund $410.5 million, of which $110.5 million was paid at the closing and three $100 million installments are payable November 1, 2009, 2010, and 2011. These remaining installments are collateralized by a letter of credit, which in turn was cash collateralized by the Company. The installment payments are recorded in the accompanying consolidated financial statements as long-term liabilities at a discounted value, initially of $280.1 million, based on an imputed interest rate. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.8 million and $4.2 million for the three and nine months ended September 30, 2008, respectively. This agreement supersedes the March 2007 agreement with EnCana and accordingly, the Company has no further drilling commitment to EnCana under the March 2007 agreement.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(3)	Oil and Gas Properties, Continued

Discontinued Operations
In accordance with SFAS No. 144, the results of operations and the gain (loss) relating to the sale of the following property interests have been reflected as discontinued operations.  Also included in discontinued operations are the results of operations of the Company’s Midway Loop, Texas oil and gas properties that are held for sale at September 30, 2008.
Through a series of transactions during the nine months ended September 30, 2007, the Company completed the sale of certain non-core properties located in New Mexico and East Texas, Australia, Kansas and North Dakota. The transactions resulted in combined cash consideration of approximately $46.4 million and a combined loss of approximately $4.2 million.
The following table shows the total revenues and income included in discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$11,264	$9,305	$31,152	$28,424

Income from discontinued operations	$5,972	$3,544	$16,274	$13,708
Income tax expense (benefit)	—	—	—	(86)

Income from discontinued operations, net of tax	$5,972	$3,544	$16,274	$13,622

(4)	DHS Drilling Operations
In August 2008, DHS acquired a 2,000 horsepower drilling rig with a 25,000 foot depth rating for a purchase price of $12.0 million plus closing costs (Rig #23). The acquisition was financed by an increase in the DHS credit facility.
During the quarter ended September 30, 2008, DHS paid a deposit of $1.3 million for the acquisition of a drilling rig which was expected to close in October 2008. Because of the bankruptcy of Lehman Commercial Paper and its inability of Lehman to fund DHS’s credit facility, DHS was unable to close on the acquisition and the Company forfeited its deposit. Accordingly, other expense for the three and nine months ended September 30, 2008 includes the $1.3 million loss on the forfeiture of the deposit.
In March 2008, DHS acquired three rigs and spare equipment for a purchase price of $23.3 million. The transaction was funded by the proceeds from two notes payable issued to Delta and Chesapeake of $6.0 million each and from proceeds of $6.0 million each from Delta and Chesapeake for additional shares of common stock issued by DHS. The notes issued to both Delta and Chesapeake were converted to DHS common shares in August 2008.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

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
The Company’s available for sale securities include investments in auction rate debt securities. Due to the lack of liquidity of these investments, the valuation assumptions are not readily observable in the market and are valued based on broker models using internally developed unobservable inputs (Level 3). Derivative assets consist of future oil and gas collar contracts valued using both quoted prices for identically traded contracts and observable market data for similar contracts (NYMEX WTI oil and NYMEX Henry Hub gas collars and CIG gas collar contracts – Level 2).
The following table lists the Company’s fair value measurements by hierarchy as of September 30, 2008 (in thousands):

	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Total
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
Available for sale securities	$—	$—	$3,520	$3,520
Derivative asset	$—	$10,208	$—	$10,208
The following is a reconciliation of the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs (amounts in thousands):

Available for Sale
Securities
Balance at January 1, 2008	$6,566
Impairment loss reported in earnings	(3,046)
Unrealized losses relating to instruments held at the reporting date	—

Balance at September 30, 2008	$3,520

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(6)	Long Term Debt

7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. Interest is payable semiannually on April 1 and October 1 and the notes mature in 2015. The notes were issued at 99.50% of par and the associated discount is being accreted to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The fair value of the Company’s senior unsecured notes at September 30, 2008 was approximately $105.8 million. At September 30, 2008, the Company was in compliance with its covenants and restrictions.
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes bear interest at a rate of 3 3/4% per annum, payable semiannually in arrears, on May 1 and November 1 of each year, beginning November 1, 2007. The Notes mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The Notes are convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, the Company will have the option to deliver shares of common stock, cash or a combination of cash and shares of common stock for the Notes surrendered. In addition, following certain fundamental changes that may occur prior to maturity, the Company would increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require the Company to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause its wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue its corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws. The fair value of the Notes at September 30, 2008 was approximately $89.4 million.
Credit Facility — Delta
On May 16, 2008, the Company’s borrowing base was increased to $250.0 million. The remaining availability under the borrowing base was $5.5 million at September 30, 2008. The borrowing base is redetermined semiannually and can be increased with future drilling success. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime plus .25% and prime plus .50% for base rate loans and between Libor plus 1.25% and Libor plus 2.00% for Eurodollar loans. The LIBOR borrowing rates at September 30, 2008 ranged from 3.24% to 3.94% and the prime borrowing rate approximated 5%. The loan is collateralized by substantially all of the Company’s oil and gas properties. The Company is required to meet certain financial covenants for the quarter ended September 30, 2008 which include a current ratio of 1 to 1, excluding the fair value of derivative instruments and deferred taxes, as defined, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration expenses) of less than 3.75

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(6)	Long Term Debt, Continued
to 1. The financial covenants only include subsidiaries in which the Company owns 100% of the outstanding equity. At September 30, 2008, the Company was in compliance with its quarterly debt covenants and restrictions under the facility. Subsequent to quarter-end the borrowing base was increased to $295.0 million (See Note 14, “Subsequent Events”).
Credit Facility – DHS
On August 15, 2008 DHS entered into a new agreement with Lehman Commercial Paper to amend the December 20, 2007 Lehman credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. The Lehman credit facility has a variable interest rate based on 90-day LIBOR plus a fixed margin of 5.50% which approximated 7.98% as of September 30, 2008 on the first $75.0 million (Term A) and a variable interest rate of 90 day LIBOR plus a fixed margin of 9.0% on the second $75.0 million (Term B) which approximated 11.79% as of September 30, 2008. Quarterly principal payments are required beginning April 1, 2010. The note matures on December 31, 2011. Although DHS has $54.0 million remaining available under its revised credit facility with Lehman Commercial Paper, such amounts are not anticipated to be available due to Lehman’s bankruptcy and failure to fund prior draw requests on the facility. Annual principal payments are based upon a calculation of excess cash flow (as defined) for the preceding year and the first quarterly principal payment is due on April 1, 2010. DHS is required to meet certain quarterly financial covenants including (i) Leverage Ratio (as defined) not to exceed 3.50 to 1.00 for the term of the loan; (ii) Interest Coverage Ratio (as defined) to be greater than 2.50 to 1.00 for the term of the loan; (iii) minimum EBITDA amount of $20.0 million is required for periods ending prior to March 31, 2009, $25.0 million for periods ending prior to October 1, 2010 and for periods ending after October 1, 2010, the greater of $30.0 million plus the product of 1.43 million times the number of additional rigs purchased with proceeds from the Term B loan; and (iv) the Current Ratio for any fiscal quarters must be greater than 1.0 to 1.0. DHS incurred $980,000 of financing charges in conjunction with the revised agreement which are being amortized over the term of the loan. At September 30, 2008, DHS was in compliance with its quarterly debt covenants and restrictions under the facility.
Note Payable – DHS
On March 27, 2008 DHS entered into an agreement with Chesapeake Energy Corporation to borrow $6.0 million to finance the acquisition of three rigs and spare equipment. The proceeds from the note were received in April 2008. On August 15, 2008 the $6.0 million note payable was converted into shares of DHS stock.
(7)	Commitments and Contingencies
Shareholder Derivative Lawsuit
Within the past few years, there has been significant focus on corporate governance and accounting practices in the grant of equity based awards to executives and employees of publicly traded companies, including the use of market hindsight to select award dates to favor award recipients. After being identified in a third-party report as statistically being at risk for possibly backdating option grants, in May 2006 the Company’s Board of Directors created a special committee comprised of outside directors. The special committee, which was advised by independent legal counsel and advisors, undertook a comprehensive review of Delta’s historical stock option practices and related accounting treatment. In June 2006 the Company received a subpoena from the U.S. Attorney for the Southern District of New York and an inquiry from the staff of the SEC related to its stock option grants and related practices. The special committee of the Board of Directors reported to the Board that, while its review revealed deficiencies in the documentation of the Company’s option grants in prior years, there was no

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(7)	Commitments and Contingencies, Continued
evidence of option backdating or other misconduct by the Company’s executives or directors in the timing or selection of our option grant dates, or that would cause the Company to conclude that its prior accounting for stock option grants was incorrect in any material respect. The Company provided the results of the internal investigation to the U.S. Attorney and to the SEC in August of 2006, and were subsequently informed by both agencies that the matter had been closed.
During September and October of 2006, three separate shareholder derivative actions were filed on the Company’s behalf in U.S. District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of the Company’s executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of the Company’s Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated the Company’s stock option grants to make it appear as though they were granted on a prior date when our stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in our issuing materially inaccurate and misleading financial statements and caused the Company to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to the Company certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for ten days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. On September 29, 2008, the Court entered an Order granting Plaintiffs a new motion for leave to amend. On October 14, 2008, the defendants (including the Company as a nominal defendant) filed a joint motion to dismiss the Second Amended Complaint. No ruling has yet been made on the joint motion.
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
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(8)	Stockholders’ Equity

Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of September 30, 2008 and December 31, 2007, no shares of preferred stock were issued.
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
Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	$—	$—	$—	$319
Non-vested stock	3,004	2,019	7,165	5,472
Performance shares	987	1,915	4,675	5,009

Total	$3,991	$3,934	$11,840	$10,800

The Company recognizes the cost of share based payments over the period during which the employee provides service. Exercise prices for options outstanding under the Company’s various plans as of September 30, 2008 ranged from $1.87 to $15.60 per share and the weighted-average remaining contractual life of those options was 4.54 years. The Company has not issued stock options since the adoption of SFAS 123R, though it has the discretion to issue options again in the future. At September 30, 2008, the Company had 1,597,000 options outstanding at a weighted average exercise price of $8.89.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(8)	Stockholders’ Equity, Continued
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
During the three months ended September 30, 2008, the Company issued approximately 79,000 shares of common stock to employees. The shares vest over a three year period and are dependent on the employee’s continued service with the Company.
The performance share grants were valued at $18.4 million, in the aggregate, with derived service periods over which the value of each tranche will be expensed ranging from 1 to 5 years.
(9)	Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax expense (benefit) attributable to income (loss) from continuing operations was approximately $(2.2) million and $(65,000) for the three months ended September 30, 2008 and 2007, respectively, and $(3.6) million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the year ended December 31, 2007, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded during the second quarter of 2007 and continues to conclude that the Company does not meet the “more likely than not” requirement of SFAS 109 in order to recognize deferred tax assets. Accordingly, for the nine months ended September 30, 2008, the Company did not record a tax benefit for its net deferred tax assets.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(9)	Income Taxes, Continued
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2008 and 2007, no adjustments were recognized for uncertain tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. No interest or penalties related to uncertain tax positions were accrued at September 30, 2008 or December 31, 2007.
The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.
(10)	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$49,832	$(5,040)	$7,664	$(118,706)
Basic weighted-average common shares outstanding	101,277	64,930	95,365	60,299
Add: dilutive effects of stock options and unvested stock grants	1,513	—	1,629	—

Diluted weighted-average common shares outstanding	102,790	64,930	96,994	60,299

Basic net income (loss) per common share	$0.49	$(0.08)	$0.08	$(1.97)

Diluted net income (loss) per common share	$0.48	$(0.08)	$0.08	$(1.97)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following: 3,790,000 shares convertible from the 3 3/4% Senior Convertible Notes for each period presented; 750,000 shares issuable pursuant to the February 9, 2007 performance share grants for the three and nine months ended September 30, 2008; 1,500,000 shares issuable pursuant to such grant for the three and nine months ended September 30, 2007; 2,185,000 stock options for the three and nine months ended September 30, 2007; and 2,249,000 unvested shares issuable upon vesting under various employee grants for the three and nine months ended September 30, 2007.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.
Condensed Consolidated Balance Sheet
September 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$179,216	$861	$66,151	$—	$246,228
Property and equipment:
Oil and gas properties	1,640,777	494	105,017	(9,536)	1,736,752
Drilling rigs and trucks	594	—	187,615	—	188,209
Other	76,429	33,260	1,824	—	111,513

Total property and equipment	1,717,800	33,754	294,456	(9,536)	2,036,474

Accumulated depletion, depreciation and amortization	(264,602)	(221)	(62,617)	—	(327,440)

Net property and equipment	1,453,198	33,533	231,839	(9,536)	1,709,034

Investment in subsidiaries	154,299	—	—	(154,299)	—
Other long-term assets	340,521	3,823	9,332	—	353,676

Total assets	$2,127,234	$38,217	$307,322	$(163,835)	$2,308,938

Current liabilities	$146,367	$285	$15,787	$—	$162,439

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	791,154	1,800	104,674	—	897,628
Asset retirement obligations and other liabilities	5,287	10	234	—	5,531

Total long-term liabilities	796,441	1,810	104,908	—	903,159

Minority interest	39,879	—	—	—	39,879

Stockholders’ equity	1,144,547	36,122	186,627	(163,835)	1,203,461

Total liabilities and stockholders’ equity	$2,127,234	$38,217	$307,322	$(163,835)	$2,308,938

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(11)	Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$95,389	$898	$33,253	$—	$129,540
Property and equipment:
Oil and gas	917,242	487	80,784	(1,654)	996,859
Drilling rigs and trucks	595	—	145,502	—	146,097
Other	39,680	4,316	1,449	—	45,445

Total property and equipment	957,517	4,803	227,735	(1,654)	1,188,401

Accumulated depletion, depreciation and amortization	(203,091)	(125)	(41,937)	—	(245,153)

Net property and equipment	754,426	4,678	185,798	(1,654)	943,248

Investment in subsidiaries	87,961	—	—	(87,961)	—

Other long-term assets	25,543	3,800	8,513	—	37,856

Total assets	$963,319	$9,376	$227,564	$(89,615)	$1,110,644

Current liabilities	$135,997	$188	$7,011	$—	$143,196

Long-term liabilities
Long-term debt and deferred taxes	336,409	1,800	83,935	—	422,144
Asset retirement obligations and Other liabilities	3,976	9	169	—	4,154

Total long-term liabilities	340,385	1,809	84,104	—	426,298

Minority interest	27,296	—	—	—	27,296

Stockholders’ equity	459,641	7,379	136,449	(89,615)	513,854

Total liabilities and stockholders’ equity	$963,319	$9,376	$227,564	$(89,615)	$1,110,644

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$45,978	$237	$31,854	$(17,284)	$60,785

Operating expenses:
Oil and gas expenses	13,026	42	954	—	14,022
Exploration expense	2,870	—	—	—	2,870
Dry hole costs and impairments	8,148	—	—	—	8,148
Depreciation and depletion	23,867	87	7,313	(3,087)	28,180
Drilling and trucking operations	—	—	19,187	(10,942)	8,245
General and administrative	13,642	5	1,243	—	14,890

Total operating expenses	61,553	134	28,697	(14,029)	76,355

Operating income (loss)	(15,575)	103	3,157	(3,255)	(15,570)

Other income and (expenses)	59,693	6	(3,306)	147	56,540
Income tax benefit (expense)	2,010	—	164	—	2,174
Discontinued operations	6,688	—	—	—	6,688

Net income (loss)	$52,816	$109	$15	$(3,108)	$49,832

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$27,288	$94	$25,223	$(8,740)	$43,865

Operating expenses:
Oil and gas expenses	7,586	(3)	28	—	7,611
Exploration expense	4,742	—	—	—	4,742
Dry hole costs and impairments	273	—	—	—	273
Depreciation and depletion	14,458	7	7,197	(1,765)	19,897
Drilling and trucking operations	—	—	14,761	(4,789)	9,972
General and administrative	11,788	3	1,025	—	12,816

Total operating expenses	38,847	7	23,011	(6,554)	55,311

Operating income (loss)	(11,559)	87	2,212	(2,186)	(11,446)

Other income and (expenses)	530	(2)	(1,725)	(319)	(1,516)
Income tax benefit (expense)	1,141	—	(372)	(704)	65
Discontinued operations	7,857	—	—	—	7,857

Net income (loss)	$(2,031)	$85	$115	$(3,209)	$(5,040)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$146,240	$681	$81,143	$(41,581)	$186,483

Operating expenses:
Oil and gas expenses	39,003	109	2,074	—	41,186
Exploration expense	5,805	—	—	—	5,805
Dry hole costs and impairments	10,917	—	—	—	10,917
Depreciation and depletion	61,892	100	20,876	(7,676)	75,192
Drilling and trucking operations	—	—	44,966	(24,369)	20,597
General and administrative	38,238	53	3,847	—	42,138

Total operating expenses	155,855	262	71,763	(32,045)	195,835

Operating income (loss)	(9,615)	419	9,380	(9,536)	(9,352)

Other income and (expenses)	3,072	39	(7,075)	355	(3,609)
Income tax benefit (expense)	3,233	—	399	—	3,632
Discontinued operations	16,993	—	—	—	16,993

Net income (loss)	$13,683	$458	$2,704	$(9,181)	$7,664

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(11) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$70,086	$410	$69,056	$(20,057)	$119,495

Operating expenses:
Oil and gas expenses	19,183	86	725	—	19,994
Exploration expense	6,138	—	—	—	6,138
Dry hole costs and impairments	72,851	—	—	2,133	74,984
Depreciation and depletion	42,777	4	19,449	(3,674)	58,556
Drilling and trucking operations	—	—	42,199	(11,982)	30,217
General and administrative	34,339	(1)	2,951	—	37,289

Total operating expenses	175,288	89	65,324	(13,523)	227,178

Operating income (loss)	(105,202)	321	3,732	(6,534)	(107,683)

Other income and (expenses)	(9,379)	58	(4,899)	(11)	(14,231)
Income tax benefit (expense)	(4,689)	—	(13)	(1,483)	(6,185)
Discontinued operations	9,393	—	—	—	9,393

Net income (loss)	$(109,877)	$379	$(1,180)	$(8,028)	$(118,706)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2008

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$83,340	$555	$9,423	$93,318
Investing activities	(781,281)	(29,587)	(67,529)	(878,397)
Financing activities	759,206	28,917	66,393	854,516

Net increase (decrease) in cash and cash equivalents	61,265	(115)	8,287	69,437

Cash at beginning of the period	4,658	307	4,828	9,793

Cash at the end of the period	$65,923	$192	$13,115	$79,230

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Operating activities	$26,676	$304	$16,278	$43,258
Investing activities	(166,610)	(1,520)	(34,928)	(203,058)
Financing activities	152,261	—	21,775	174,036

Net increase in cash and cash equivalents	12,327	(1,216)	3,125	14,236

Cash at beginning of the period	2,282	1,637	3,747	7,666

Cash at the end of the period	$14,609	$421	$6,872	$21,902

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(12) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and nine months ended September 30, 2008 and 2007:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2008
Revenues from external customers	$49,025	$11,760	$—	$60,785
Inter-segment revenues	—	17,284	(17,284)	—

Total revenues	$49,025	$29,044	$(17,284)	$60,785

Operating income (loss)	$(15,164)	$2,849	$(3,255)	$(15,570)

Other income (expense)	59,699	(3,306)	147	56,540

Income (loss) from continuing operations, before tax	$44,535	$(457)	$(3,108)	$40,970

Three Months Ended September 30, 2007
Revenues from external customers	$28,316	$15,549	$—	$43,865
Inter-segment revenues	—	8,740	(8,740)	—

Total revenues	$28,316	$24,289	$(8,740)	$43,865

Operating income (loss)	$(11,987)	$2,728	$(2,187)	$(11,446)

Other income (expense)	528	(1,725)	(319)	(1,516)

Income (loss) from continuing operations, before tax	$(11,459)	$1,003	$(2,506)	$(12,962)

Nine Months Ended September 30, 2008
Revenues from external customers	$156,128	$30,355	$—	$186,483
Inter-segment revenues	—	41,581	(41,581)	—

Total revenues	$156,128	$71,936	$(41,581)	$186,483

Operating income (loss)	$(5,787)	$5,971	$(9,536)	$(9,352)

Other income (expense)	3,117	(7,081)	355	(3,609)

Income (loss) from continuing operations, before tax	$(2,670)	$(1,110)	$(9,181)	$(12,961)

Nine Months Ended September 30, 2007
Revenues from external customers	$73,027	$46,468	$—	$119,495
Inter-segment revenues	—	20,057	(20,057)	—

Total revenues	$73,027	$66,525	$(20,057)	$119,495

Operating income (loss)	$(106,083)	$4,934	$(6,534)	$(107,683)

Other expense	(9,321)	(4,899)	(11)	(14,231)

Income (loss) from continuing operations, before tax	$(115,404)	$35	$(6,545)	$(121,914)

September 30, 2008:
Total Assets	$2,176,093	$196,095	$(63,250)	$2,308,938

December 31, 2007:
Total Assets	$1,005,884	$146,314	$(41,554)	$1,110,644

Other income and expense includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative contracts and other miscellaneous income. Minority interest is included in inter-segment eliminations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

(13) Immaterial Corrections in Prior Periods
During the three months ended June 30, 2008, the Company identified an immaterial correction related to the calculation of the intercompany profit to be eliminated in consolidation on drilling services performed by DHS for Delta. Historically, the Company has eliminated intercompany profit on the total cost of the wells rather than only on Delta’s working interest share of the cost of the wells drilled. Additionally, no allocation of rig depreciation expense was included in the calculation of the intercompany profit to be eliminated. These corrections affected the Company’s previously reported interim and annual financial statements for the six months ended December 31, 2005, the years ended December 31, 2006 and 2007, and the quarter ended March 31, 2008. The Company does not consider these corrections to be material to these previously filed financial statements. These corrections have been reflected in the financial statements for the prior periods included in this quarterly report on Form 10-Q and will be corrected in future filings containing these prior periods, including the Company’s Annual Report on Form 10-K for the year ending December 31, 2008. The following summarizes the effect of the immaterial corrections on the financial statements for the prior periods presented in this Form 10-Q (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Previously	As	Previously	As
	Reported (1)	Revised	Reported (1)	Revised
Total Revenues	$43,231	$43,865	$118,344	$119,495
Operating expenses	56,759	55,311	228,173	227,178

Operating loss	$(13,528)	$(11,446)	$(109,829)	$(107,683)

Income (loss) from continuing operations	$(14,275)	$(12,897)	$(128,762)	$(128,099)
Net income (loss)	$(6,418)	$(5,040)	$(119,369)	$(118,706)
Income (loss) per common share Basic and diluted Loss from continuing operations	$(.22)	$(.20)	$(2.14)	$(2.12)
Net loss	$(.10)	$(.08)	$(1.98)	$(1.97)

(1)	Reclassified for discontinued operations.
(14) Subsequent Events
On November 3, 2008, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and certain other financial institutions, which, among other changes, increases the amount of its revolving credit facility to $590,000,000 and its initial borrowing base to $295,000,000 and provides for variable interest rates based on the ratio of outstanding debt to the borrowing base. Interest rates vary between Libor plus 1.5% to Libor plus 3.5% for Eurodollar loans and 0% to 2.0% for base rate loans. The applicable base rate is the greater of the daily federal funds rate plus 0.5%, the one month Libor rate plus 2.5% or the prime rate as of such day. The Company is required to meet certain financial covenants beginning with the quarter ended December 31, 2008 including a current ratio of greater than 1 to 1 and consolidated net debt to consolidated EBITDAX (as defined in the amended credit agreement) for the preceding four consecutive fiscal quarters of less than 4.50 to 1.0 for the period ending December 31, 2008, 4.25 to 1.0 for the period ending March 31, 2009, 4.0 to 1.0 for the period ending June 30, 2009, 3.75 to 1.0 for the period ending September 30, 2009 and 3.5 to 1.0 for the period ending December 31, 2009 and each period thereafter. The amended credit agreement also provides for a conforming borrowing base that will take effect on the earlier of November 3, 2009 or, if they are consummated, the dates upon which certain defined asset sales are completed, and adds a mandatory prepayment provision for the sale or other disposition of certain assets. In addition, the amended credit agreement changes the maturity date of the credit facility to November 3, 2011. Borrowings under the amended credit agreement are available to finance the acquisition, exploration and development of oil and gas interests and related assets and activities, refinance certain existing debt and provide for working capital and general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; acquisition and divestiture strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; expected results or benefits associated with recent acquisitions; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); our expectation that we will have adequate cash from operations and credit facility borrowings to meet future debt service, capital expenditure and working capital requirements; nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2007, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both crude oil and natural gas produced by us;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, develop, produce and market production from new properties;

•	the availability of borrowings under our credit facility;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids; and

•	our ability to fully utilize income tax net operating loss and credit carry-forwards.
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
Recent Developments
•
Continued success from our Rocky Mountain drilling activities has increased our production from continuing operations by 64% for the three months ended September 30, 2008 to 5.8 Mmcfe, compared to 3.5 Mmcfe for the comparable prior year quarter, and for the nine months ended September 30, 2008, increased 69% to 15.9 Mmcfe, compared to 9.4 Mmcfe for the prior year nine month period.

•
During the quarter through two transactions, we were able to lower our overall leasehold costs per acre in the Columbia River Basin while simultaneously obtaining a strategic partner in the future exploration of the area.

The following discussion and analysis relates to items that have affected our results of operations for the three and nine months ended September 30, 2008 and 2007. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Results of Operations
Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007
Net Income. Net income was $49.8 million, or $0.48 per diluted common share, for the three months ended September 30, 2008, compared to net loss of $5.0 million, or $.08 per diluted common share, for the three months ended September 30, 2007. Loss from continuing operations increased from $12.9 million for the three months ended September 30, 2007 to income of $43.1 million for the three months ended September 30, 2008. The primary reason for the change in net income and income from continuing operations was the recognition of $54.8 million of unrealized gains on derivative instruments during the third quarter 2008 as a result of significant declines in oil and gas prices during the period.
Oil and Gas Sales. During the three months ended September 30, 2008, oil and gas sales from continuing operations increased 112% to $49.0 million, as compared to $23.1 million for the comparable period a year earlier. The increase was the result of a 64% increase in production from continuing operations, a 53% increase in oil prices, and a 67% increase in gas prices. The average gas price received during the three months ended September 30, 2008 increased to $5.97 per Mcf compared to $3.58 per Mcf for the year earlier period due to increased natural gas prices. The average oil price received during the three months ended September 30, 2008 increased to $107.76 per Bbl compared to $70.35 per Bbl for the year earlier period. Net gains from hedging instruments were $5.2 million for the three months ended September 30, 2007. The hedging gains in 2007 were a result of lower gas prices. These gains were recorded as an increase in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended September 30, 2008 decreased to $11.8 million compared to $15.5 million for the comparable year earlier period. The decrease is the result of additional rigs operating for Delta in 2008 compared to 2007. Revenues on such rigs are eliminated in consolidation.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended
	September 30,
	2008		2007
Production — Continuing Operations:
Oil (MBbl)	201		215
Gas (MMcf)	4,581		2,233
Production — Discontinued Operations:
Oil (MBbl)	46		64
Gas (MMcf)	508		674

Total Production (MMcfe)	6,569		4,581

Average Price — Continuing Operations:
Oil (per barrel)	$107.76		$70.35
Gas (per Mcf)	$5.97		$3.58

Costs per Mcfe — Continuing Operations:
Lease operating expense	$1.26		$1.56
Production taxes	$.55		$.37
Transportation costs	$.61		$.24
Depletion expense	$4.28		$4.35

Realized derivative gains	$1.87	[1]	$1.70

[1]	Realized derivate gains for the three months ended September 30, 2008 included $11.3 million or $1.94 per Mcfe related to the cash settlement of our 2009 NYMEX gas derivative contracts.
Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2008 increased to $7.3 million from $5.5 million in the year earlier period primarily due to the 64% increase in production from continuing operations. Lease operating expense from continuing operations per Mcfe for the three months ended September 30, 2008 decreased to $1.26 per Mcfe from $1.56 per Mcfe for the comparable year earlier period. The average LOE per Mcfe rate decreased due to a shift in production from higher cost Gulf Coast properties to lower cost Rockies properties and due to the timing of Piceance fracturing operations on new wells which utilize production water that would otherwise require costly offsite disposal and be recorded as lease operating expense.
Exploration Expense. Exploration expense consists of geological and geophysical costs, lease rentals and abandoned leases. Our exploration costs for the three months ended September 30, 2008 were $2.9 million compared to $4.7 million for the comparable year earlier period. Current year exploration activities primarily relate to seismic shoots in two areas with possible future drilling opportunities.

Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $8.1 million for the three months ended September 30, 2008 compared to $273,000 for the comparable period a year ago. During the three months ended September 30, 2008, dry hole costs primarily related to four wells, one well in Wyoming, one well in California, one well in Utah and a non-operated well in the Columbia River Basin. No impairments were recorded during the three months ended September 30, 2008.
Depreciation, Depletion, Amortization and Accretion — oil and gas. Depreciation, depletion and amortization expense increased 61% to $25.5 million for the three months ended September 30, 2008, as compared to $15.9 million for the comparable year earlier period. Depletion expense for the three months ended September 30, 2008 was $24.8 million compared to $15.3 million for the three months ended September 30, 2007. The 62% increase in depletion expense was due to a 64% increase in production from continuing operations. Our depletion rate decreased slightly from $4.35 per Mcfe for the three months ended September 30, 2007 to $4.28 per Mcfe for the current year period.
Drilling and Trucking Operations. Drilling expense decreased to $8.2 million for the three months ended September 30, 2008 compared to $10.0 million for the comparable prior year period. This decrease can be attributed to lower utilization during the current year period, coupled with greater usage of DHS rigs by Delta, as intercompany expenses are eliminated in consolidation.
Depreciation and Amortization — drilling and trucking. Depreciation and amortization expense - drilling decreased to $2.7 million for the three months ended September 30, 2008, as compared to $4.0 million for the comparable year earlier period. The decrease is due to increased utilization of DHS rigs by Delta.
General and Administrative Expense. General and administrative expense increased 16% to $14.9 million for the three months ended September 30, 2008, as compared to $12.8 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in staff and related personnel costs.
Other Expense. Other expense for the three months ended September 30, 2008 includes $2.8 million of impairment charges related to our auction rate securities and $1.3 million related to a forfeited deposit for a rig acquisition that DHS was unable to close due to Lehman’s failure to fund under the DHS credit facility.
Realized Gain on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $10.8 million and $788,000 of realized gains for the three months ended September 30, 2008 and 2007, respectively.
Unrealized Gain on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $54.8 million of unrealized gains on derivative instruments in other income and expense during the three months ended September 30, 2008 compared to a gain of $3.2 million for the comparable prior year period, primarily due to lower commodity prices in the current year period.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the three months ended September 30, 2008, DHS reported losses resulting in a minority interest credit to earnings, compared to the same period in 2007 in which DHS reported earnings resulting in a minority interest charge.
Interest Income. Interest income increased to $3.1 million for the three months ended September 30, 2008 compared to $1.1 million for the comparable prior year period. The increase is primarily due to interest earned on our $300 million restricted deposit in connection with the EnCana transaction and invested cash received from the Tracinda transaction during the first quarter of 2008.

Interest Expense and Financing Costs. Interest and financing costs increased 70% to $10.6 million for the three months ended September 30, 2008, as compared to $6.2 million for the comparable year earlier period. The increase is primarily related to an increase in the amounts outstanding under the Delta and DHS credit facilities and the non-cash amortization of discount on the installments payable to EnCana.
Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our Delta stand-alone deferred tax assets beginning with the second quarter of 2007. As a result, our income tax benefit for the three months ended September 30, 2008 of $2.2 million relates only to DHS, as no benefit was provided for Delta’s pre-tax losses. During the three months ended September 30, 2007, an income tax benefit of $65,000 was recorded for continuing operations.
Discontinued Operations. Discontinued operations for the three months ended September 30, 2008 and September 30, 2007 include the Midway Loop, Texas properties that are held for sale as of September 30, 2008. Discontinued operations for the three months ended September 30, 2007 include the North Dakota properties sold in September 2007 and the Washington County, Colorado properties sold in October 2007.
Gain on Sale of Discontinued Operations. During the three months ended September 30, 2008, we completed an asset exchange agreement where we acquired additional interests in our Midway Loop properties in exchange for cash and certain non-core properties. The transaction resulted in a gain on the disposition of the non-core properties of $716,000. During the three months ended September 30, 2007, we sold non-core properties in North Dakota for proceeds of $6.2 million and recorded a gain of $4.3 million.
Results of Operations
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Income. Net income was $7.7 million, or $0.08 per diluted common share, for the nine months ended September 30, 2008, compared to a net loss of $118.7 million, or $1.97 per diluted common share, for the nine months ended September 30, 2007. Loss from continuing operations decreased from $128.1 million for the nine months ended September 30, 2007 to $9.3 million for the nine months ended September 30, 2008. The nine months ended September 30, 2007 included $58.4 million of impairment charges and the initial recognition of a full valuation allowance required to be recorded against the Company’s deferred tax assets, while the nine months ended September 30, 2008 included $13.6 million of unrealized gains on derivative instruments.
Oil and Gas Sales. During the nine months ended September 30, 2008, oil and gas sales from continuing operations increased 147% to $156.1 million, as compared to $63.3 million for the comparable period a year earlier. The increase was the result of a 69% increase in production from continuing operations, a 69% increase in oil prices, and a 66% increase in gas prices. The average gas price received during the nine months ended September 30, 2008 increased to $7.50 per Mcf compared to $4.51 per Mcf for the year earlier period due to increased natural gas prices. The average oil price received during the nine months ended September 30, 2008 increased to $103.07 per Bbl compared to $60.82 per Bbl for the comparable year earlier period. Net gains from hedging instruments were $9.8 million for the nine months ended September 30, 2007. The hedging gains in 2007 were primarily due to lower gas prices. These gains were recorded as an increase in revenues.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the nine months ended September 30, 2008 decreased to $30.4 million compared to $46.5 million for the comparable year earlier period. The decrease is primarily the result of additional rigs operating for Delta in 2008 compared to 2007. Revenues on such rigs are eliminated in consolidation.

Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended
	September 30,
	2008		2007
Production — Continuing Operations:
Oil (MBbl)	639		618
Gas (MMcf)	12,032		5,692
Production — Discontinued Operations:
Oil (MBbl)	121		200
Gas (MMcf)	1,498		2,137

Total Production (MMcfe)	18,091		12,735

Average Price — Continuing Operations:
Oil (per barrel)	$103.07		$60.82
Gas (per Mcf)	$7.50		$4.51

Costs per Mcfe — Continuing Operations:
Lease operating expense	$1.48		$1.51
Production taxes	$.63		$.37
Transportation costs	$.48		$.25
Depletion expense	$4.02		$4.70

Realized derivative gains	$.13	[1]	$1.12

[1]	Realized derivate gains for the nine months ended September 30, 2008 included $11.3 million or $.71 per Mcfe related to the cash settlement of our 2009 NYMEX gas derivative contracts.
Lease Operating Expense. Lease operating expenses for the nine months ended September 30, 2008 increased to $23.5 million from $14.2 million in the year earlier period primarily due to the 69% increase in production from continuing operations. Lease operating expense from continuing operations per Mcfe for the nine months ended September 30, 2008 decreased to $1.48 per Mcfe from $1.51 per Mcfe for the comparable year earlier period.
Exploration Expense. Exploration expense consists of geological and geophysical costs and lease rentals. Our exploration expenses for the nine months ended September 30, 2008 were $5.8 million compared to $6.1 million for the year earlier period. Current year exploration activities include seismic shoots in two areas with possible future drilling opportunities.
Dry Hole Costs and Impairments. We incurred dry hole costs of approximately $10.9 million for the nine months ended September 30, 2008 compared to $15.4 million for the comparable period a year ago. During the nine months ended September 30, 2008, dry hole costs primarily related to carry-over costs for work done in 2008 on the Hingeline well in Utah spud in late 2007, one well in Wyoming, one well in California and a non-operated well in the Columbia River Basin. During the nine months ended September 30, 2007, our dry hole costs related primarily to four exploratory projects, two in Texas, one in Wyoming and one in Utah.
During the nine months ended September 30, 2007 the Company recorded impairments totaling approximately $58.4 million primarily related to the Howard Ranch and Fuller fields in Wyoming ($38.4 million and $10.3 million, respectively), and the South Angleton field in Texas ($8.8 million), primarily due to lower Rocky

Mountain natural gas prices at the time and marginally economic deep zones on the Howard Ranch Prospect. No impairments were recorded during the nine months ended September 30, 2008.
Depreciation, Depletion, Amortization and Accretion — oil and gas. Depreciation, depletion and amortization expense increased 44% to $65.6 million for the nine months ended September 30, 2008, as compared to $45.7 million for the year earlier period. Depletion expense for the nine months ended September 30, 2008 was $63.8 million compared to $44.2 million for the nine months ended September 30, 2007. The 44% increase in depletion expense was due to a 69% increase in production from continuing operations partially offset by a 14% decrease in the per Mcfe depletion rate. Our depletion rate decreased to $4.02 per Mcfe for the nine months ended September 30, 2008 from $4.70 per Mcfe for the year earlier period, primarily as a result of increased reserve additions and lower costs per well from our Piceance Basin capital development program and a higher mix of production from lower rate Rockies properties.
Drilling and Trucking Operations. Drilling expenses decreased to $20.6 million for the nine months ended September 30, 2008 compared to $30.2 million for the comparable prior year period. This decrease can be attributed to greater usage of DHS rigs by Delta as intercompany expenses are eliminated in consolidation.
Depreciation and Amortization — drilling and trucking. Depreciation and amortization expense - drilling decreased to $9.6 million for the nine months ended September 30, 2008, as compared to $12.8 million for the comparable year earlier period. The decrease is due to greater utilization of DHS rigs by Delta.
General and Administrative Expense. General and administrative expense increased 13% to $42.1 million for the nine months ended September 30, 2008, as compared to $37.3 million for the comparable prior year period. The increase in general and administrative expenses is primarily attributed to an increase in staff and related personnel costs.
Other Expense. Other expense for the nine months ended September 30, 2008 includes $3.0 million of impairment charges related to our auction rate securities and $1.3 million related to a forfeited deposit for a rig acquisition that DHS was unable to close due to Lehman’s failure to fund under the DHS credit facility.
Realized Gain on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $2.1 million and $788,000 of realized gains for the nine months ended September 30, 2008 and 2007, respectively.
Unrealized Gain on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $13.6 million of unrealized gains on derivative instruments in other income and expense during the nine months ended September 30, 2008 compared to $2.5 million for the comparable prior year period, primarily due to decreases in commodity prices in the current period.
Minority Interest. Minority interest represents the minority investors’ percentage of their share of income or losses from DHS in which they hold an interest. During the nine months ended September 30, 2008, DHS reported losses resulting in a minority interest credit to earnings, compared to the same period in 2007 in which DHS reported earnings resulting in a minority interest charge.
Interest Income. Interest income increased to $8.4 million for the nine months ended September 30, 2008 compared to $2.1 million for the comparable prior year period. The increase is primarily due to interest earned on our $300.0 million restricted deposit and invested cash received from the Tracinda transaction during the first quarter of 2008.
Interest Expense and Financing Costs. Interest and financing costs increased 35% to $27.2 million for the nine months ended September 30, 2008, as compared to $20.1 million for the comparable year earlier period. The increase is primarily related to an increase in the outstanding DHS credit facility balance and the non-cash accretion of discount on the installments payable to EnCana.
Income Tax Expense (Benefit). Due to our continued operating losses, we were required by the “more likely than not” provisions of SFAS No. 109 to record a valuation allowance on our Delta stand-alone deferred tax assets beginning with the second quarter of 2007. As a result, our income tax benefit for the nine months ended September 30, 2008 of $3.6 million relates only to DHS, as no benefit was provided for Delta’s pre-tax losses. During the nine months ended September 30, 2007, income tax expense of $6.2 million includes the initial recognition of a full valuation allowance on our deferred tax assets.
Discontinued Operations. Discontinued operations for the nine months ended September 30, 2008 and September 30, 2007 include the Midway Loop, Texas properties that are held for sale as of September 30, 2008. Discontinued operations for the nine months ended September 30, 2007 include the North Dakota properties sold in September 2007 and the Washington County, Colorado properties sold in October 2007.
Gain on Sale of Discontinued Operations. During the nine months ended September 30, 2008, we completed an asset exchange agreement where we acquired additional incremental interests in our Midway Loop properties for cash consideration and certain non-core properties. The transaction resulted in a gain on the non-core properties sold of $716,000. During the nine months ended September 30, 2007, we sold non-core properties in North Dakota, Kansas, Texas, New Mexico and Australia for combined proceeds of $46.4 million at a combined net loss of $4.2 million.
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. Our cash requirements are largely dependent upon the number and timing of projects included in our capital development plan, most of which are discretionary and are reviewed and adjusted based on expected available capital. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, through cash provided by operating activities, sales of oil and gas properties, and through borrowings under our credit facility. For the remainder of 2008 and the year ended December 31, 2009, we are reducing our drilling capital expenditures.
During the nine months ended September 30, 2008, we had an operating loss of $9.3 million, generated cash from operating activities of $93.3 million and obtained cash from financing activities of $854.5 million. During this period we spent $363.1 million on oil and gas property development, $219.7 million on oil and gas acquisitions, and $45.3 million on drilling and trucking capital expenditures. At September 30, 2008, we had $79.2 million in cash, $300.0 million in long-term restricted deposits, total assets of $2.3 billion and a debt to total capitalization ratio of 42.5%. Long-term debt at September 30, 2008 totaled $888.9 million, comprised of $244.5 million of our credit facility, $96.0 million of DHS debt, $149.5 million of senior subordinated notes and $115.0 million of senior convertible notes. In addition, we have $283.9 million of installments payable on the first quarter 2008 EnCana property acquisition, which are secured by the long-term restricted deposits discussed above. Available borrowing capacity under our bank credit facility at September 30, 2008 was approximately $5.5 million. Although DHS has $54.0 million remaining available under its revised credit facility with Lehman Commercial Paper, such amounts are not anticipated to be available due to Lehman’s bankruptcy and failure to fund prior draw requests on the facility.
At September 30, 2008, we were in compliance with our quarterly financial covenants. Our covenants require a minimum current ratio of 1 to 1, excluding the fair value of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 3.75 to 1. These financial covenant calculations are based on the financial statements of Delta and its wholly-owned subsidiaries.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on our operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production and the success of our exploration and production activities in generating additional production.
Although we believe that through cash on hand, availability of borrowings under our credit facility, cash flows from operations and sales of non-core properties, we have access to adequate capital to fund our operations, we continue to examine additional sources of long-term capital, the issuance of debt instruments, the sale of preferred and common stock, the sales of non-strategic assets, and joint venture financing. Availability of these sources of capital and, therefore, our ability to execute our operating strategy, will depend upon a number of factors, many of which are beyond our control.
Company Acquisitions and Growth
We continue to evaluate potential acquisitions and property development opportunities. During the nine months ended September 30, 2008, we completed the following transactions:
On February 28, 2008, we closed a $410.5 million transaction with EnCana Oil & Gas (USA) Inc. (“EnCana”) to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. We acquired over 1,700 drilling locations on approximately 18,250 gross acres with a 95% working interest. The effective date of the transaction was March 1, 2008. The related agreement supersedes the March 2007 agreement with EnCana and accordingly we have no further drilling commitment to EnCana under the March 2007 agreement.
In March 2008, DHS acquired three rigs and spare equipment for a purchase price of $23.3 million. The transaction was funded by the proceeds from two notes payable issued by DHS to Delta and Chesapeake of $6.0 million each and of proceeds of $6.0 million each from Delta and Chesapeake for additional shares of common stock issued by DHS. On August 15, 2008 the $6.0 million notes payable from Delta and Chesapeake were converted into shares of DHS stock.
In July and August 2008, we completed several transactions to acquire unproved leasehold interests in two prospect areas. The total cost of the acquisitions was approximately $41.6 million. Pursuant to one of the agreements, we are obligated to drill an initial appraised well by March 1, 2009.
In August 2008, DHS acquired a 2,000 horsepower drilling rig with a 25,000 foot depth rating for a purchase price of $12.0 million plus closing costs (Rig #23). The acquisition was financed by an increase in the DHS credit facility.
On August 25, 2008, we completed an asset exchange agreement in which we acquired additional incremental interests in certain Midway Loop properties in exchange for $15.0 million in cash and non-core undeveloped properties in Divide Creek. The transaction resulted in a gain of $716,000 during the three months ended September 30, 2008.
On September 15, 2008, we entered into an agreement with EnCana to acquire all of EnCana’s net leasehold position and interest in wells in the Columbia River Basin of Washington and Oregon. The purchase price for the leasehold properties was $25.0 million and the transaction closed on September 26, 2008. On September 26, 2008, we completed a separate transaction related to the Columbia River Basin wherein we sold a 50% working interest participation in all of our Columbia River Basin leasehold interests and wells for cash consideration of $42.0 million plus one half of the drilling costs incurred to date on our well currently drilling in the area. This transaction included one half of the leaseholds acquired from EnCana on September 26, 2008.
Historical Cash Flow
Our cash flow from operating activities increased from $43.3 million for the nine months ended September 30, 2007 to $93.3 million for the nine months ended September 30, 2008, primarily as a result of higher commodity prices and increased production. Our net cash used in investing activities increased to $878.4 million for the nine months ended September 30, 2008 compared to net cash used in investing activities of $203.1 million for the same year earlier period, primarily due to our increased drilling activity and the above-referenced transaction with EnCana. Cash provided by financing activities was $854.5 million for the nine months ended September 30, 2008 compared to $174.0 million for the comparable prior year period. Cash provided by financing activities was higher in 2008 primarily due to cash received in February from the Tracinda equity transaction.
Capital and Exploration Expenditures and Financing
Our capital and exploration expenditures and sources of financing for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:

Acquisitions:
Piceance Basin, CO	$128,897	$—
Columbia River Basin, WA and OR	25,000	—
Gulf Coast Region	43,918	—
Polk County, TX (non-cash in 2007)	17,374	23,765
Fremont County, WY	—	3,500
Other	4,490	8,480

Other development costs	363,256	193,983
Drilling and trucking costs	45,338	19,054
Dry hole costs	3,374	993
Exploration costs	5,805	6,138

	$637,452	$255,913

FUNDING SOURCES:
Cash flow provided by operating activities	$93,318	$43,258
Stock issued for cash upon exercise of stock options	4,827	93
Stock issued for cash, net	662,043	196,535
Long-term borrowings (repayments), net	188,676	(21,781)
Proceeds from sale of oil and gas properties	42,000	46,407
Proceeds from minority interest contributions	12,000	—
Other	(178)	(92)

	$1,002,686	$264,420

Sales of Oil and Gas Properties
Through a series of transactions during the nine months ended September 30, 2007, we completed the sale of certain non-core properties located in North Dakota, New Mexico and East Texas, Australia, and Kansas. The transactions resulted in combined cash consideration of approximately $46.4 million and a combined loss of approximately $4.2 million.
Contractual and Long-term Debt Obligations
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, we issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The notes accrue interest semiannually on April 1 and October 1 and the notes mature in 2015. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that limit our ability to, among other things, incur additional indebtedness, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants may limit management’s discretion in operating our business. At September 30, 2008, we were in compliance with our covenants and restrictions.
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
     Credit Facility — Delta
At September 30, 2008, the $250.0 million credit facility had $244.5 million outstanding. The facility provides for variable interest rates based upon the ratio of outstanding debt to the borrowing base. Rates vary between prime plus 0.25% and prime plus 0.50% for base rate loans and between Libor plus 1.25% and Libor plus 2.00% for Eurodollar loans. We are required to meet certain financial covenants which include a current ratio of 1 to 1, excluding the fair value of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) ratio of 3.75 to 1. The financial covenants are based on the financial statements of Delta and only its wholly-owned subsidiaries. At September 30, 2008, we were in compliance with our quarterly debt covenants and restrictions.
The borrowing base is re-determined by the lending banks at least semiannually on April 1 and October 1 of each year, or by special re-determinations if requested by us based on drilling success. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required to (1) make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) eliminate the deficiency by making three equal monthly principal payments, (3) provide additional collateral for consideration to eliminate the deficiency within 90 days or (4) eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility. Subsequent to September 30, 2008, the Company’s borrowing base was increased to $295.0 million. See Note 14 “Subsequent Events” in the accompanying financial statements for additional information.
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
     Credit Facility — DHS
On August 15, 2008 DHS entered into a new agreement with Lehman Commercial Paper to amend the December 20, 2007 Lehman credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. The Lehman credit facility has a variable interest rate based on 90-day LIBOR plus a fixed margin of 5.50%, which approximated 7.98% as of September 30, 2008 on the first $75.0 million (Term A), and a variable interest rate of 90 day LIBOR plus a fixed margin of 9.0% on the second $75.0 million (Term B), which approximated 11.79% as of September 30, 2008. Quarterly principal payments are required beginning April 1, 2010. The note matures on December 31, 2011. Although DHS has $54.0 million remaining available under its revised credit facility with Lehman Commercial Paper, such amounts are not anticipated to be available due to Lehman’s bankruptcy and failure to fund prior draw requests on the facility. Annual principal payments are based upon a calculation of excess cash flow (as defined) for the preceding year. The first quarterly principal payment is due on April 1, 2010. DHS is required to meet certain quarterly financial covenants including (i) Leverage Ratio (as defined) not to exceed 3.50 to 1.00 for the term of the loan; (ii) Interest Coverage Ratio (as defined) to be greater than 2.50 to 1.00 for the term of the loan; (iii) minimum EBITDA amount of $20.0 million is required for periods ending prior to March 31, 2009, $25.0 million for periods ending prior to October 1, 2010, and for periods ending after October 1, 2010, the greater of $30.0 million plus the product of 1.43 million times the number of additional rigs purchased with proceeds from the Term B loan; and (iv) the Current Ratio for any fiscal quarters must be greater than 1.0 to 1.0. DHS incurred $980,000 of financing charges in conjunction with the revised agreement which are being amortized over the term of the loan. At September 30, 2008, DHS was in compliance with its quarterly debt covenants and restrictions under the facility.
     Notes Payable — DHS
On March 27, 2008 DHS entered into an agreement with Chesapeake Energy Corporation to borrow $6.0 million to finance the acquisition of three rigs and spare equipment. The proceeds from the note were received in April 2008. On August 15, 2008 the $6.0 million note payable was converted into shares of DHS stock.
     Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of this obligation will not occur during the next five years.
Our corporate office in Denver, Colorado is under an operating lease which will expire in 2014. Our average annual payments approximate $1.3 million over the life of the lease. We have additional operating lease commitments for office equipment and compressors.
We had a net derivative asset of $10.2 million at September 30, 2008. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.

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
Successful Efforts Method of Accounting
We account for our natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, we recorded no impairment provision of proved properties for the nine months ended September 30, 2008. During the remainder of 2008, we are continuing to develop and evaluate certain proved and unproved properties on which favorable or unfavorable results or fluctuations in commodity prices may cause us to revise in future periods our estimates of future cash flows from those properties. Such revisions of estimates could require us to record an impairment in the period of such revisions.
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
Asset Retirement Obligation
We account for our asset retirement obligations under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for retirement obligations of acquired assets. We adopted SFAS 143 on July 1, 2002 and recorded a cumulative effect of a change in accounting principle on prior years related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. Our asset retirement obligations arise from the plugging and abandonment obligations for our gas and oil wells and is determined using significant assumptions including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to our estimated asset retirement obligation.
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
Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. We do not expect the implementation of SFAS 162 to have a material effect on our consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures for derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, or fiscal year 2009. We are currently evaluating the potential impact of the adoption of SFAS 161 on the disclosures in our consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We adopted SFAS 159 effective January 1, 2008, but did not elect to apply the SFAS 159 fair value option to eligible assets and liabilities during the nine months ended September 30, 2008.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific but instead is a market-based measurement of an asset or liability. SFAS 157 reaffirms the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
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
In October 2008, the FASB issued FSP No. 157-3 effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of September 30, 2008 and the application of the interpretation did not have a material impact on our consolidated financial statements.
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
The following table summarizes our open derivative contracts at September 30, 2008:

								Net Fair Value
			Price Floor /					Asset (Liability) at
Commodity	Volume		Price Ceiling			Term	Index	September 30, 2008
								(In thousands)
Crude oil (1)	1,200	Bbls / day	$65.00	/	$79.83	Oct ’08 - Dec ’08	NYMEX - WTI	$(2,362)
Natural gas	15,000	MMBtu / day	$6.50	/	$8.30	Oct ’08 - Dec ’08	CIG	3,040
Natural gas	10,000	MMBtu / day	$6.50	/	$7.90	Oct ’08 - Dec ’08	CIG	2,021
Natural gas (1)	15,000	MMBtu / day	$9.00	/	$10.70	Apr ’09 - June ’09	NYMEX-H HUB	1,904
Natural gas (1)	15,000	MMBtu / day	$9.00	/	$10.90	July ’09 - Sept ’09	NYMEX-H HUB	1,657
Natural gas (1)	15,000	MMBtu / day	$9.00	/	$11.95	Oct ’09 - Dec ’09	NYMEX-H HUB	1,406
Natural gas (1)	15,000	MMBtu / day	$10.00	/	$13.10	Oct ’09 - Dec ’09	NYMEX-H HUB	2,542

								$10,208

[1]	Subsequent to September 30, 2008, these derivative contracts were settled with the respective counterparties for total net proceeds of $9.2 million.
The net fair value of our derivative instruments was a net $10.2 million asset at September 30, 2008 and a net $4.2 million asset on November 3, 2008. The change is due to the early termination of hedges referred to in the note to the table above and to the effect of changes in prices on the remaining derivative contracts.
Assuming production and the percent of oil and gas sold remained unchanged for the nine months ended September 30, 2008, a hypothetical 10% decline in the average market price we realized during the nine months ended September 30, 2008 on unhedged production would reduce our oil and natural gas revenues by approximately $15.6 million.
Interest Rate Risk
We were subject to interest rate risk on $340.5 million of variable rate debt obligations at September 30, 2008. The annual effect of a 10% change in interest rates would be approximately $2.1 million. The interest rate on these variable rate debt obligations approximates current market rates as of September 30, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.
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
On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $58.5 million, and Amber is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid for all lawsuit leases other than Lease 452. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, but on October 23, 2008 the government filed a petition seeking a rehearing of that decision. No payments will be made until all appeals have either been waived or exhausted. In the event that we ultimately receive any proceeds as the result of this litigation, we will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
Shareholder Derivative Suit
Within the past few years, there has been significant focus on corporate governance and accounting practices in the grant of equity based awards to executives and employees of publicly traded companies, including the use of market hindsight to select award dates to favor award recipients. After being identified in a third-party report as statistically being at risk for possibly backdating option grants, in May 2006 our Board of Directors created a special committee comprised of outside directors. The special committee, which was advised by independent legal counsel and advisors, undertook a comprehensive review of our historical stock option practices and related accounting treatment. In June 2006 we received a subpoena from the U.S. Attorney for the Southern District of New York and an inquiry from the staff of the SEC related to our stock option grants and related practices. The special committee of our Board of Directors reported to the Board that, while its review revealed deficiencies in the documentation of our option grants in prior years, there was no evidence of option backdating or other misconduct by our executives or directors in the timing or selection of our option grant dates, or that would cause us to conclude that our prior accounting for stock option grants was incorrect in any material respect. We provided the results of the internal investigation to the U.S. Attorney and to the SEC in August of 2006, and were subsequently informed by both agencies that the matter had been closed.
During September and October of 2006, three separate shareholder derivative actions were filed on our behalf in U.S. District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of our executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of our Board of Directors and our Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated our stock option grants to make it appear as though they were granted on a prior date when our stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in our issuing materially inaccurate and misleading financial statements and caused us to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to us certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for ten days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. On September 29, 2008, the Court entered an Order granting Plaintiff’s motion for leave to amend. On October 14, 2008, the defendants (including us as a nominal defendant) filed a joint motion to dismiss the Second Amended Complaint. No ruling has yet been made on the joint motion.
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
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008 and is incorporated herein by reference. In addition, we are subject to the following risks:
Hedging transactions expose us to counterparty credit risk.
Our hedging transactions also expose us to risk of financial loss if a counterparty fails to perform under a contract. To mitigate counterparty credit risk we conduct our hedging activities with a diverse group of major financial institutions. We also monitor the creditworthiness of our counterparties on an ongoing basis. However, the current disruptions occurring in the financial markets could lead to sudden changes in a counterparty’s liquidity, which could impair their ability to perform under the terms of the hedging contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform.
Our hedges may be ineffective due to basis differential.
We have entered into hedging transactions for our natural gas based on the New York Mercantile Exchange (“NYMEX”) Henry Hub index. Whereas the Henry Hub is located in Texas, the natural gas production from our Rocky Mountain Region properties is not sold at the Henry Hub but rather in the Rocky Mountain region. Prices for natural gas are determined to a significant extent by factors affecting the regional supply of and demand for natural gas, which include quality, grade, and the degree to which pipeline and processing infrastructure exists in the region. Those factors result in basis differentials between the published indices generally used to establish the price received for regional natural gas production, such as the NYMEX Henry Hub index, and the actual

(frequently lower) price we receive for our production. If the basis differential is significant, the hedge may not be effective.
We may be unable to draw funds from our existing credit facilities.
Our subsidiary, DHS Drilling Company, has a credit facility with Lehman Commercial Paper. During the quarter ended September 30, 2008, DHS paid a deposit of $1.3 million for the acquisition of a drilling rig that was expected to close in October 2008. Because of the bankruptcy of Lehman Commercial Paper and the inability of Lehman to fund, DHS was unable to close on the acquisition and the Company forfeited its deposit. We maintain a credit facility underwritten by a syndicate of financial institutions that we use to fund our capital expenditures and working capital requirements. If the financial institutions underwriting our credit facility file for bankruptcy or otherwise refuse our funding requests, we may incur unforeseen expenses, lose business opportunities, or become unable to make payments when due.
We may be unable to obtain additional financing for our future operations.
During September and October 2008, the U.S. financial market indexes experienced steep declines and the available supply of credit generally tightened following, among other things, the placement of mortgage lenders Fannie Mae and Freddie Mac into conservatorship of the Federal Housing Finance Agency, the announcement that Lehman Brothers Holdings Inc. would file for bankruptcy protection, the proposed sale of Merrill Lynch & Co., the U.S. government’s emergency loan to ensure American International Group and the closing of Washington Mutual by the U.S. Office of Thrift Supervision. In light of these developments, concerns by investors regarding the stability of the U.S. financial system could result in less favorable commercial financing terms, including higher interest rates or costs and tighter operating covenants. There can be no assurance that financing for our future operations will be available on acceptable terms, or at all. The failure to obtain additional financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.
We are exposed to credit risk as it affects third parties with whom we have contracted.
Third parties with whom we have contracted may lose existing financing or be unable to obtain additional financing necessary to continue their businesses. The inability of a third party to make payments to us for our accounts receivable, or the failure of our third party suppliers to meet our demands because they cannot obtain sufficient credit to continue their operations, may cause us to experience losses and may adversely impact our liquidity and our ability to make our payments when due.
Economic conditions could negatively impact our business.
Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”), that have not been reported in a Form 8-K.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.

Item 6. Exhibits.
     Exhibits are as follows:

10.1	Purchase and Sale Agreement between EnCana Oil & Gas (USA) Inc. and Delta Petroleum Corporation, dated September 15, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2008.

10.2	Agreement between Delta Petroleum Corporation and Husky Refining Company, dated August 19, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2008.

10.3	$150,000,000 Amended and Restated Credit Agreement dated as of August 15, 2008 among DHS Holding Company and DHS Drilling Company as borrowers, and Lehman Brothers Inc. as sole arranger and Lehman Brothers Commercial Paper Inc. as syndication agent and administrative agent. Filed herewith electronically.

10.4	Amendment Number One to $150,000,000 Amended and Restated Credit Agreement dated as of September 19, 2008 among DHS Holding Company and DHS Drilling Company as borrowers, and Lehman Brothers Inc. as sole arranger and Lehman Brothers Commercial Paper Inc. as syndication agent and administrative agent. Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA PETROLEUM CORPORATION (Registrant)
By:	/s/ Roger A. Parker
Roger A. Parker
Chairman and Chief Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: November 6, 2008

EXHIBIT INDEX:

10.1	Purchase and Sale Agreement between EnCana Oil & Gas (USA) Inc. and Delta Petroleum Corporation, dated September 15, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2008.

10.2	Agreement between Delta Petroleum Corporation and Husky Refining Company, dated August 19, 2008. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2008.

10.3	$150,000,000 Amended and Restated Credit Agreement dated as of August 15, 2008 among DHS Holding Company and DHS Drilling Company as borrowers, and Lehman Brothers Inc. as sole arranger and Lehman Brothers Commercial Paper Inc. as syndication agent and administrative agent. Filed herewith electronically.

10.4	Amendment Number One to $150,000,000 Amended and Restated Credit Agreement dated as of September 19, 2008 among DHS Holding Company and DHS Drilling Company as borrowers, and Lehman Brothers Inc. as sole arranger and Lehman Brothers Commercial Paper Inc. as syndication agent and administrative agent. Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.