Form 10-Q
period 2009-03-31
DELTA PETROLEUM CORP/CO
filed 2009-05-05
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes           No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes           No  X
102,809,108 shares of common stock, $.01 par value per share, were outstanding as of May 1, 2009.

Contingent Payment Rights Purchase Agreement by and between the Company and Tracinda Corporation, dated as of March 26, 2009. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 1, 2009.
Amendment Letter to First Amendment to Second Amended and Restated Credit Agreement dated April 14, 2009, among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed April 15, 2009.
Forbearance Agreement dated as of April 22, 2009 among DHS Holding Company, DHS Drilling Company and Lehman Commercial Paper, Inc. under that certain Amended and Restated Credit Agreement dated as of August 15, 2008, as amended by that certain Amendment No. 1, dated as of September 19, 2008. Filed herewith electronically.
Second Amendment Letter to First Amendment to Second Amended and Restated Credit Agreement dated April 30, 2009, by and among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed May 1, 2009.
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

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,506	$65,475
Short-term restricted deposit	100,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $643 and $652, respectively	18,760	30,437
Offshore litigation award receivable	60,023	-
Deposits and prepaid assets	5,202	11,253
Inventories	11,526	9,140
Derivative instruments	425	-
Deferred tax assets	-	231
Other current assets	5,783	6,221

Total current assets	226,225	222,757

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	398,937	415,573
Proved	1,395,778	1,365,440
Drilling and trucking equipment	194,843	194,223
Pipeline and gathering systems	91,823	86,076
Other	29,244	29,107

Total property and equipment	2,110,625	2,090,419
Less accumulated depreciation and depletion	(691,981)	(658,279)

Net property and equipment	1,418,644	1,432,140

Long-term assets:
Long-term restricted deposit	200,000	200,000
Marketable securities	1,977	1,977
Investments in unconsolidated affiliates	18,103	17,989
Deferred financing costs	5,807	7,640
Other long-term assets	14,529	12,460

Total long-term assets	240,416	240,066

Total assets	$1,885,285	$1,894,963

LIABILITIES AND EQUITY
Current liabilities:
Credit facility – Delta	$293,800	$294,475
Credit facility – DHS	93,648	-
Installments payable on property acquisition	98,083	97,453
Accounts payable	139,632	159,024
Offshore litigation award payable	26,223	-
Other accrued liabilities	16,608	13,576

Total current liabilities	667,994	564,528

Long-term liabilities:
Installments payable on property acquisition, net of current portion	189,552	188,334
7% Senior notes	149,553	149,534
3 3/4% Senior convertible notes	100,682	99,616
Credit facility – DHS	-	93,848
Asset retirement obligations	6,998	6,585
Derivative instruments	5,889	-
Deferred tax liabilities	-	1,024

Total long-term liabilities	452,674	538,941

Commitments and contingencies

Equity:
Preferred stock, $.01 par value:
authorized 3,000,000 shares, none issued	-	-
Common stock, $.01 par value; authorized 300,000,000 shares, issued 102,822,000 shares at March 31, 2009 and 103,424,000 shares at December 31, 2008	1,028	1,034
Additional paid-in capital	1,374,561	1,372,123
Treasury stock at cost; 35,000 shares at March 31, 2009 and 36,000 shares at December 31, 2008	(453)	(540)
Accumulated deficit	(635,781)	(610,227)

Total Delta stockholders’ equity	739,355	762,390
Non-controlling interest	25,262	29,104

Total equity	764,617	791,494

Total liabilities and equity	$1,885,285	$1,894,963

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$22,158	$53,760
Contract drilling and trucking fees	5,213	10,720
Gain on offshore litigation award	31,285	-

Total revenue	58,656	64,480

Operating expenses:

Lease operating expense	9,846	8,091
Transportation expense	3,255	1,823
Production taxes	1,580	3,541
Exploration expense	1,060	1,002
Dry hole costs and impairments	1,443	2,339
Depreciation, depletion, amortization and accretion – oil and gas	26,822	23,039
Drilling and trucking operating expenses	5,256	6,823
Depreciation and amortization – drilling and trucking	5,792	3,643
General and administrative	12,630	13,421

Total operating expenses	67,684	63,722

Operating income (loss)	(9,028)	758

Other income and (expense):

Interest expense and financing costs	(17,074)	(8,937)
Interest income	648	1,870
Other income (expense)	154	457
Realized loss on derivative instruments, net	-	(1,635)
Unrealized loss on derivative instruments, net	(5,464)	(14,133)
Income (loss) from unconsolidated affiliates	747	(108)

Total expense	(20,989)	(22,486)

Loss from continuing operations before income taxes and discontinued operations	(30,017)	(21,728)

Income tax benefit	(583)	(597)

Loss from continuing operations	(29,434)	(21,131)

Discontinued operations:

Gain on sale of discontinued operations, net of tax	-	20

Net loss	(29,434)	(21,111)

Less net loss attributable to non-controlling interest	3,880	329

Net loss attributable to Delta common stockholders	$(25,554)	$(20,782)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(25,554)	$(20,802)
Income (loss) from discontinued operations, net of tax	-	20

Net loss	$(25,554)	$(20,782)

Basic income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.25)	$(0.26)
Discontinued operations	-	-

Net loss	$(0.25)	$(0.26)

Diluted income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.25)	$(0.26)
Discontinued operations	-	-

Net loss	$(0.25)	$(0.26)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND
COMPREHENSIVE LOSS
(Unaudited)

			Additional				Total Delta	Non-
	Common stock		paid-in	Treasury stock		Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	capital	Shares	Amount	deficit	Equity	Interest	Equity

	(In thousands)
Balance, December 31, 2008, as previously reported	103,424	$1,034	$1,350,502	36	$(540)	$(603,539)	$747,457	$29,104	$776,561

Effect of change in accounting for convertible debt instruments	-	-	21,621	-	-	(6,688)	14,933	-	14,933

Balance, December 31, 2008, as adjusted	103,424	$1,034	$1,372,123	36	$(540)	$(610,227)	$762,390	$29,104	$791,494

Net loss and comprehensive loss	-	-	-	-	-	(25,554)	(25,554)	(3,880)	(29,434)
Treasury stock acquired by subsidiary	-	-	-	11	(47)	-	(47)	47	-
Issuance of non-vested stock	60	-	-	(18)	165	-	165	(125)	40
Shares repurchased for withholding taxes	(35)	-	(216)	6	(31)	-	(247)	-	(247)
Forfeiture of restricted shares	(127)	(1)	1	-	-	-	-	-	-
Cancellation of executive performance shares, tranches 2 and 3	(500)	(5)	5	-	-	-	-	-	-
Stock based compensation	-	-	2,648	-	-	-	2,648	116	2,764

Balance, March 31, 2009	102,822	$1,028	$1,374,561	35	$(453)	$(635,781)	$739,355	$25,262	$764,617

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Delta common stockholders	$(25,554)	$(20,782)
Adjustments to reconcile net loss to cash provided by operating activities:
Net loss attributable to non-controlling interest	(3,880)	(329)
Gain on offshore litigation award	(31,285)	-
Depreciation, depletion, amortization and accretion – oil and gas	26,822	23,039
Depreciation and amortization – drilling and trucking	5,792	3,643
Stock based compensation	2,764	3,951
Amortization of deferred financing costs	4,251	1,777
Accretion of discount on installments payable	1,848	602
Unrealized loss on derivative instruments	5,464	14,133
Dry hole costs and impairments	1,443	2,071
(Income) loss from unconsolidated affiliates	(410)	108
Deferred income tax benefit	(583)	(597)
Other	(88)	(33)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	11,807	(11,932)
(Increase) decrease in deposits and prepaid assets	5,556	(4,942)
Increase in inventories	(1,275)	(133)
Increase in other current assets	(3,095)	(255)
Increase (decrease) in accounts payable	(7,814)	(7,629)
Increase in other accrued liabilities	2,329	4,405

Net cash provided by operating activities	(5,908)	7,097

Cash flows from investing activities:
Additions to property and equipment	(48,364)	(101,236)
Acquisitions	-	(114,749)
Increase in restricted deposit	-	(301,174)
Increase in certificates of deposit	-	(35,000)
Additions to drilling and trucking equipment	(691)	(13,723)
Investment in unconsolidated affiliates	295	(804)
Loans to affiliate	-	(490)
Increase in other long-term assets	(79)	(162)

Net cash used in investing activities	(48,839)	(567,338)

Cash flows from financing activities:
Proceeds from borrowings	-	44,500
Repayments of borrowings	(875)	(118,113)
Payment of deferred financing costs	-	(1,576)
Proceeds from sale of offshore litigation contingent payment rights	14,900	-
Stock issued for cash, net	-	662,097
Stock issued for cash upon exercise of options	-	1,662
Shares repurchased for withholding taxes	(247)	(240)

Net cash provided by (used in) financing activities	13,778	588,330

Net increase (decrease) in cash and cash equivalents	(40,969)	28,089

Cash at beginning of period	65,475	9,793

Cash at end of period	$24,506	37,882

Supplemental cash flow information:
Cash paid for interest and financing costs	$5,603	$1,479

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(1)	Nature of Organization and Basis of Presentation
Delta Petroleum Corporation (“Delta” or the “Company”), a Delaware corporation, is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company’s core areas of operation are the Rocky Mountain and onshore Gulf Coast regions, which comprise the majority of its proved reserves, production and long-term growth prospects. The Company owns interests in developed and undeveloped oil and gas properties in the continental United States and developed and undeveloped oil and gas properties in federal units offshore California, near Santa Barbara.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (“SEC”).
(2)	Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company experienced a net loss attributable to Delta common stockholders of $25.6 million for the quarter ended March 31, 2009, has a working capital deficiency of $441.8 million, including $293.8 million outstanding under its credit agreement and $93.6 million outstanding under the credit agreement of DHS Drilling Company (“DHS”), the Company’s 49.8% subsidiary, which amounts are currently classified as current liabilities, and is facing significant immediate and long-term obligations in excess of its existing sources of liquidity, which raise substantial doubt about the Company’s ability to continue as a going concern.
At December 31, 2008, the Company was not in compliance with the current ratio and accounts payable covenants under its credit agreement. At March 31, 2009, the Company was not in compliance with its current ratio, maximum debt to EBITDAX ratio, and accounts payable covenants under its credit agreement. In addition, pursuant to a redetermination made as of February 1, 2009, the borrowing base under the credit agreement will be reduced upon the successful completion of the Company’s capital raising efforts to $225.0 million, which will require a repayment of $70.0 million based on outstanding borrowings of $293.8 million at March 31, 2009. The lenders entered into the First Amendment to the Company’s Second Amended and Restated Credit Agreement (the “Forbearance Agreement and Amendment to the Credit Facility”) dated March 2, 2009 under which they agreed not to take action with respect to ongoing defaults or borrowing base deficiencies for a period of at least 45 days or longer, dependent on the progress of the Company’s capital raising efforts, and to amend the terms of the credit facility for 2009. Subsequently, on April 14, 2009, the Company entered into an amendment letter to the Forbearance Agreement and Amendment to the Credit Facility with the lenders that extended the forbearance period termination date from April 15, 2009 to May 1, 2009, and on April 30, 2009 entered into a second amendment letter extending that date to May 15, 2009 (the “Amendment Letters”). (See Note 14, “Subsequent Events”.)
At March 31, 2009, DHS was in compliance with its quarterly financial covenants. However, under the revised agreement, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and accordingly, DHS was not in compliance with this covenant at March 31, 2009. Subsequently, on April 22, 2009, DHS entered into a Forbearance Agreement (the “DHS Forbearance”) with LCPI in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit agreement or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable. The DHS facility is non-recourse to Delta.
In conjunction with the DHS Forbearance, DHS paid a fee of $250,000 and made a $1.25 million prepayment on the facility. During the forbearance period, DHS must use 75% of any accounts receivable collected to pay down its credit facility. As of March 31, 2009, DHS had customer receivables of $30.1 million. As a result of these events, the Company has classified the entire $93.6 million of debt outstanding under the DHS credit facility as a current liability in the accompanying consolidated balance sheet as of March 31, 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(2)	Going Concern, Continued
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
The Company had $139.6 million of accounts payable at March 31, 2009, which if not timely paid could result in liens filed against the Company’s properties or withdrawal of trade credit provided by vendors, which in turn could limit the Company’s ability to conduct operations on its properties.
As contemplated by the Forbearance Agreement and Amendment to the Credit Facility, and the Amendment Letters thereto, the Company is engaged in capital raising efforts to raise net proceeds of at least $140.0 million on or before the amended forbearance termination date. The Company would use such net proceeds to make payments in the amount of at least $70.0 million to reduce amounts outstanding under the Company’s credit agreement and use the remaining amount for working capital, primarily for reduction of accounts payable. In addition, the Company is actively engaged in or pursuing potential capital raising activities, such as potential joint ventures, or other industry partnerships, or non-core asset dispositions. In addition, the Company has reduced its capital expenditure program and has implemented additional cost saving measures, including a reduction in force affecting approximately one-third of the Company’s personnel and salary reductions for executive officers and certain members of senior management.
Depending on the amount of proceeds obtained from capital raising efforts, the Company will evaluate the need to raise additional capital. There can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement at the conclusion of the periods contemplated by the Forbearance Agreement and Amendment to the Credit Facility, and Amendment Letters thereto, or, if not sufficient, or if additional defaults occur under that facility, that the lenders will be willing to waive the defaults or amend the facility. In addition, there can be no assurance that cash flow from operations and other sources of liquidity, including asset sales or joint venture or other industry partnerships, will be sufficient to meet contractual, operating and capital obligations. The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
Company has recognized 100% of Amber’s earnings/losses for all periods presented. The Company does not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on properties that were held for sale during the three months ended March 31, 2008 but were not subsequently sold, have been reclassified from discontinued operations to continuing operations for all periods presented. Such reclassifications had no effect on net loss.
Cash Equivalents
Cash equivalents consist of money market funds and certificates of deposit. The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents.
Marketable Securities
Marketable securities include long-term investments classified as available for sale securities. As of March 31, 2009, the marketable securities are recorded in long-term assets in the accompanying consolidated balance sheet with changes in their fair market value recorded in accumulated other comprehensive loss. If the issuers of the securities continue to be unable to successfully close future auctions and their credit ratings further deteriorate, the Company may be required to record additional impairment charges on these investments.
Non-Controlling Interest
Non-controlling interest represents the 50.2% (47.2% owned by Chesapeake Energy Corporation (“Chesapeake”) and 3.0% owned by DHS executives) interest in DHS at March 31, 2009 and December 31, 2008.
Revenue Recognition

Oil and Gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers. A liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of March 31, 2009 and December 31, 2008, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued

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
Drilling equipment is recorded at cost or estimated fair value upon acquisition and depreciated on a component basis using the straight-line method over its estimated useful life ranging from five to 15 years. Pipelines and gathering systems and other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to 40 years.
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
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded impairment provisions to developed properties of $895,000 and zero for the three months ended March 31, 2009 and 2008, respectively.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded impairment provisions attributable to unproved properties of $350,000 for the three months ended March 31, 2009.
During the remainder of 2009, the Company will continue to evaluate certain proved and unproved properties on which favorable or unfavorable results or changes in natural gas or crude oil prices may cause a revision to future estimates of those properties’ future cash flows. Such revisions of estimates could require the Company to record impairments in the period of such revisions.
Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2009 to March 31, 2009 (amounts in thousands):

Asset retirement obligation – January 1, 2009	$8,737
Accretion expense	128
Obligations assumed	1,081
Obligations settled	(84)
Obligations on sold properties	-

Asset retirement obligation – March 31, 2009	9,862
Less: Current portion of asset retirement obligation	(2,864)

Long-term asset retirement obligation	$6,998

Comprehensive Loss
Comprehensive loss includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive loss for the three months ended March 31, 2009 and 2008 are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss attributable to Delta common stockholders	$(25,554)	$(20,782)
Other comprehensive income transactions –
Change in fair value of available for sale securities	-	(584)

Comprehensive loss	$(25,554)	$(21,366)

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
discontinue cash flow hedge accounting on a prospective basis and recognize mark-to-market gains and losses in earnings currently instead of deferring those amounts in accumulated other comprehensive income for the contracts that qualify as cash flow hedges.
The Company is exposed to the fluctuations in natural gas or crude oil prices due to the nature of business in which the Company is primarily involved. In order to mitigate the risks associated with uncertain cash flows from volatile commodity prices and to provide stability and predictability in the Company’s future revenues, the Company periodically enters into commodity price risk management transactions to manage its exposure to gas and oil price volatility. Further, the Company was required by the Forbearance Agreement and Amendment to the Credit Facility to execute derivative contracts to hedge anticipated oil and gas production equal to minimums of 40% for the last two quarters of 2009, 70% for the calendar year 2010 and 50% for the calendar year 2011. As a result, the Company entered into oil and gas commodity swap contracts during the quarter ended March 31, 2009 to hedge the Company’s price volatility exposure associated with the Company’s anticipated gas and oil production based on the required volumes as set forth per the Forbearance Agreement and Amendment to the Credit Facility.
At March 31, 2009, all of the Company’s outstanding derivative contracts were fixed price swaps. Under the swap agreements, the Company receives the fixed price and pays the floating index price. The Company’s swaps are settled in cash on a monthly basis. By entering into swaps, the Company effectively fixes the price that it will receive for the hedged production.
The following table summarizes the Company’s open derivative contracts at March 31, 2009:

							Net Fair Value
							Asset (Liability) at
Commodity	Volume		Fixed Price	Term		Index Price	March 31, 2009
							(In thousands)

Crude oil	1,000	Bbls / Day	$52.25	Jul ’09	- Dec ’09	NYMEX – WTI	$ (666)
Crude oil	1,000	Bbls / Day	$52.25	Jan ’10	- Dec ’10	NYMEX – WTI	(2,551)
Crude oil	500	Bbls / Day	$57.70	Jan ’11	- Dec ’11	NYMEX – WTI	(892)
Natural gas	4,000	MMBtu / Day	$5.720	Aug ’09	- Dec ’09	NYMEX – HHUB	655
Natural gas	6,000	MMBtu / Day	$5.720	Jan ’10	- Dec ’10	NYMEX – HHUB	(262)
Natural gas	10,000	MMBtu / Day	$4.105	Aug ’09	- Dec ’09	CIG	1,390
Natural gas	15,000	MMBtu / Day	$4.105	Jan ’10	- Dec ’10	CIG	(1,892)
Natural gas	4,373	MMBtu / Day	$3.973	Aug ’09	- Dec ’09	CIG	524
Natural gas	5,367	MMBtu / Day	$3.973	Jan ’10	- Dec ’10	CIG	(852)
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11	- Dec ’11	CIG	(664)
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11	- Dec ’11	CIG	(254)

							$ (5,464)

The pre-credit risk adjusted fair value of the Company’s net derivative liabilities as of March 31, 2009 was $10.3 million. A credit risk adjustment of $4.8 million to the fair value of the derivatives required by Statement 157 reduced the reported amount of the net derivative liabilities on the Company’s consolidated balance sheet to $5.5 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
The following table summarizes the fair values and location in the Company’s consolidated balance sheet of all derivatives held by the Company as of March 31, 2009:

Derivatives Not Designated as Hedging
Instruments under SFAS 133	Balance Sheet Classification	Fair Value
Assets
Commodity Swaps	Derivative Instruments – Current Assets, net	$425

Liabilities
Commodity Swaps	Derivative Instruments – Long-Term Liabilities, net	$5,889

The following table summarizes the unrealized losses and the classification in the consolidated statement of operations of derivatives not designated as hedging instruments for the quarter ended March 31, 2009:

Amount of Gain
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in	(Loss) Recognized in
Instruments under SFAS 133	Income on Derivatives	Income on Derivatives

Commodity Swaps	Unrealized Loss on Derivative Instruments,
	net – Other Income and (Expense)	$ (5,464)

Stock Based Compensation
The Company follows SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”) to value stock options and other equity based compensation issued to employees. The cost of share based payments is recognized over the period the employee provides service and is included in general and administrative expense in the statements of operations.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are evaluated based on the “more likely than not” requirements of SFAS 109, and to the extent this threshold is not met, a valuation allowance is recorded. The Company is currently providing a full valuation allowance on its net deferred tax assets, including the net deferred tax assets of DHS.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
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
Recently Adopted Accounting Pronouncements
In October 2008, the FASB issued FSP No. 157-3 which was effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of March 31, 2009 and the application of the interpretation did not have a material impact on its consolidated financial statements.
In March 2008, the FASB affirmed FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. The FSP requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability component (debt issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP was adopted effective January 1, 2009. This FSP changes the accounting treatment for the Company’s 3 3/4% Senior Convertible Notes issued April 25, 2007 and was applied retrospectively upon adoption. The fair value of the liability and equity components were determined based on the Company’s estimated borrowing rate at the date of issuance and, as a result, the liability component was approximately $92.7 million and the equity component was approximately $22.3 million. Based on these components at the issue date the Company recorded a reduction to the carrying value of the Notes of $22.3 million upon adoption of the FSP, with a corresponding increase in additional paid in capital. The accompanying consolidated financial statements include accretion of the resulting debt discount of approximately $4.2 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require the Company to purchase all or a portion of the Notes. Combining the cash interest cost with the amortization of debt discount, the Notes have an effective interest rate of 8.2% with total interest cost of $8.5 million and $5.7 million in each of the years ended December 31, 2008 and 2007.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures for derivative and hedging activities. This statement was effective for the Company on January 1, 2009. The Company has included the new required disclosures in these financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. The Statement also provides for disclosures to enable

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for the Company on January 1, 2009 and must be applied prospectively to business combinations completed on or after that date. The initial adoption of this statement had no impact on these financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 was effective for the Company on January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this statement had the effect of increasing total equity by the amount of the non-controlling interest and changing other presentations in the accompanying financial statements.
Recently Issued Accounting Pronouncements
On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements and disclosures.
In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements, other than additional disclosures. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). The adoption of FSP 107-1 is not expected to have an impact on the Company’s consolidated financial statements, other than requiring additional disclosures. FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(4)	Oil and Gas Properties

Unproved Undeveloped Offshore California Properties
Prior to March 31, 2009, the Company owned direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $17.0 million at December 31, 2008. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties were retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners’ rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.
In 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the MMS did not have the power to grant suspensions on the subject leases without first making a consistency determination under the Coastal Zone Management Act (“CZMA”), and ordered the MMS to set aside its approval of the suspensions of the Company’s offshore leases and to direct suspensions for a time sufficient for the MMS to provide the State of California with the required consistency determination. In response to the ruling in the Norton case, the MMS made a consistency determination under the CZMA and the leases were then still valid.
Further actions to develop the leases were then delayed, however, pending the outcome of a separate lawsuit (the “Amber Case”) that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. by the Company, its 92%-owned subsidiary, Amber Resources Company of Colorado (“Amber”), and 10 other property owners alleging that the U.S. government materially breached the terms of 40 undeveloped federal leases, some of which are part of the Company’s and Amber’s offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to 36 of the 40 total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must return to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for 35 of the 40 lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $58.5 million and Amber is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid for all lawsuit leases other than Lease 452, which is a single lease owned entirely by the Company and separated from the main body of the litigation by a motion for reconsideration, as discussed below.
The order of final judgment for the $60.0 million portion attributable to the Company and Amber was affirmed in all respects by the United States Court of Appeals for the Federal Circuit. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 the Company tendered assignment of all of the affected properties to the government and demanded payment in full. The Company believes that the government’s obligation to promptly certify and pay the full amount of the judgment is non-discretionary at this point, and on April 10, 2009 the plaintiffs filed a motion with the Court requesting an order requiring the government to file its certifications with the Department of the Treasury within 10 days after the Court issues its order enforcing the judgment and requiring that the judgment be paid within 14 days thereafter. On April 27, 2009 the government filed a response in which it asserted that the motion was moot with respect to 29 of the leases because the amounts attributable to those leases are currently being processed for payment, but argued that it should not be required to pay amounts due with respect to six leases in which there are minority interests held by non-lessee parties until these minority interest owners themselves tender their interests in the leases. The plaintiffs believe that the government’s argument with respect to the six leases is without merit, and oral argument on the motion has been set for May 6, 2009. The amount due to the Company that is not attributable to the six referenced leases is $56.6 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(4)	Oil and Gas Properties, Continued
As mentioned above, Lease 452 was separated from the main body of the litigation by a motion filed by the government on January 19, 2006 seeking reconsideration of the Court’s ruling as it related to Lease 452. In seeking reconsideration, the government asserted that the Company should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons had been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $92.0 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008. On February 25, 2009 the Court entered a judgment in the Company’s favor in the amount of $91.4 million with respect to its claim to recover lease bonus payments for Lease 452. On April 24, 2009 the government filed a notice of appeal of this judgment. No calendar has yet been established for briefing and oral argument.
Although no payments will be made until all appeals have either been waived or exhausted and any delay tactics overcome, the judgment in the Amber Case was no longer appealable as of March 31, 2009. Accordingly, the Company recorded a receivable of $60.0 million for the proceeds of the offshore litigation and a related gain of $31.3 million after recovery of its $17.4 million cost basis and consideration of estimated contractual obligations and overriding royalty interests payable. When the Company ultimately receives the proceeds as a result of the Amber Case, and in the event the Company ultimately receives any proceeds as a result of the litigation related to Lease 452, it will be obligated to pay a portion of the proceeds to owners of royalty interests in the litigation proceeds, and to pay related litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
In March 2009, the Company entered into a Contingent Payment Rights Purchase Agreement (the “Purchase Agreement”) with Tracinda Corporation, a holder of approximately 39.4% of the Company’s outstanding common stock. Subject to the terms and conditions of the Purchase Agreement, on March 26, 2009, Tracinda Corporation purchased a contingent payment right for $14.9 million, and subsequently purchased an additional contingent payment right for $10.1 million on April 1, 2009 following the Company’s receipt of an opinion of an independent investment banking firm relating to the transaction, as required under its 7% senior notes indenture for transactions with affiliates. The contingent payment rights provide Tracinda with the right to receive up to $27.9 million of the net proceeds that the Company anticipates receiving in connection with its claims and the claims of Amber related to the Amber Case. The Company will also be obligated to pay $766,300 of the litigation proceeds to Ogle Properties, LLC pursuant to the terms of an agreement that was initially entered into in 1994 in connection with the acquisition of seven of the leases that later became the subject of the litigation (Leases 409, 415, 416, 421, 422, 460 and 464), and was most recently amended in October of 2002. In addition, overriding royalty interests in the litigation proceeds were granted in connection with the acquisition and financing of Leases 451, 452 and 453 in December of 1999. As a result of these overrides, Kaiser-Francis Oil Company is entitled to receive 5% of the net amount of the litigation proceeds received from Lease 453, BWAB Limited Liability Company is entitled to receive 3%, and each of Aleron H. Larson, Jr. and Roger A. Parker is entitled to receive 1%. The amount of litigation proceeds attributable to Lease 453 is $41.3 million. Each of these persons will also be entitled to receive similar percentages of litigation proceeds received from Lease 452, the gross amount of which is currently $91.4 million. Lease 451 is not subject to this litigation or separate litigation. Pursuant to an agreement dated November 2, 2000, the Company is also obligated to pay the owners of the Point Arguello Unit 20% of the net cash amount of litigation proceeds received from Leases 452 and 453 after deducting all compensation to be paid to attorneys and all reasonable and necessary expenses incurred. The net amounts of these payments are currently estimated to be approximately $7.4 million with respect to Lease 453 and approximately $16.5 million with respect to Lease 452.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(5)	Fair Value Measurements

Discontinued Operations
In accordance with SFAS No. 144, the results of operations and the gain (loss) relating to the sale of discontinued properties have been reflected as discontinued operations. For the three months ended March 31, 2009, there were no discontinued operations and for the three months ended March 31, 2008, gain on sale of discontinued operations includes a minor adjustment to the gain on a previously disposed of property.
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
The Company’s available for sale securities include investments in auction rate debt securities. Due to the lack of liquidity of these investments, the valuation assumptions are not readily observable in the market and are valued based on broker models using internally developed unobservable inputs (Level 3). Derivative assets consist of future oil and gas commodity swap contracts valued using both quoted prices for identically traded contracts and observable market data for similar contracts (NYMEX WTI oil, NYMEX Henry Hub gas and CIG gas swaps – Level 2).
The following table lists the Company’s fair value measurements by hierarchy as of March 31, 2009 (in thousands):

	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Total
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Available for sale securities	$-	$-	$1,977	$1,977

Derivative assets	$-	$425	$-	$425
Derivative liabilities	$-	$(5,889)	$-	$(5,889)
There was no change in the value of the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(6)	Long Term Debt

Installments Payable on Property Acquisition
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. Under the terms of the agreement, the Company has committed to fund $410.1 million, of which $110.5 million was paid at the closing and installments of $99.6 million, $100.0 million, and $100.0 million are payable November 1, 2009, 2010, and 2011, respectively. These remaining installments are collateralized by a letter of credit, which in turn is collateralized by cash on deposit in a restricted account. The installment payments are recorded in the accompanying consolidated financial statements as current and long-term liabilities at a discounted value, initially of $280.1 million, based on an imputed interest rate of 2.58%. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.8 million for the quarter ended March 31, 2009.
7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. Interest is payable semiannually on April 1 and October 1 and the notes mature in 2015. The notes were issued at 99.50% of par and the associated discount is being accreted to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that limit the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, repurchase capital stock, pay dividends, make certain investments, sell assets, and consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries. These covenants may limit the discretion of the Company’s management in operating the Company’s business. The Company was not in default (as defined in the indenture) under the indenture as of March 31, 2009. (See Note 11, “Guarantor Financial Information.”) The fair value of the Company’s senior unsecured notes at March 31, 2009 was approximately $51.0 million.
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes were recorded based on the estimated fair value of the liability component and the equity component, initially $92.7 million for the liability component and $22.3 million for the equity component. The debt discount on the liability component is accreted over the expected life of the Notes, including $1.1 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require the Company to purchase all or a portion of the Notes. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2008. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 8.2% with total interest costs of $3.2 million for each of the three month periods ended March 31, 2009 and 2008, respectively. The Notes mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require the Company to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The Notes are convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, the Company will have the option to deliver shares of common stock, cash or a combination of cash and shares of common stock for the Notes surrendered. In addition, following certain fundamental changes that may occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(6)	Long Term Debt, Continued
contain any financial covenants, the Notes contain covenants that require the Company to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause its wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue its corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws. The fair value of the Notes at March 31, 2009 was approximately $18.4 million.
Credit Facility – Delta
On November 3, 2008, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. and certain other financial institutions (the “Credit Facility”), which, among other changes, increased the amount of its revolving credit facility to $590.0 million. The Company was required to meet certain financial covenants beginning with the quarter ended December 31, 2008 including a current ratio of greater than 1 to 1 and consolidated net debt to consolidated EBITDAX (as defined in the amended credit agreement) for the preceding four consecutive fiscal quarters of less than 4.50 to 1.0 for the period ending December 31, 2008. At December 31, 2008, the Company was in compliance with its maximum debt to EBITDAX ratio, but did not meet its minimum current ratio and accounts payable covenants. At March 31, 2009, the Company was not in compliance with its current ratio, maximum debt to EBITDAX ratio, and accounts payable covenants under its credit agreement. In addition, we have had mechanics and materialman liens filed against certain of our assets. While we have entered into payment schedules with certain of the lienholders or are disputing certain of the underlying payment obligations, the existence of these liens resulted in a breach of a covenant in the Delta Credit Facility that was waived until May 15, 2009 by the Forbearance Agreement and Amendment to the Credit Facility. Accordingly, the Company classified the $293.8 and $294.5 million of debt outstanding under the bank credit facility at March 31, 2009 and December 31, 2008, respectively, as a current liability in the accompanying consolidated balance sheets.
On March 2, 2009, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Forbearance Agreement and Amendment to the Credit Facility”) with JPMorgan Chase Bank, N.A., as agent, and certain of the financial institutions that are party to its credit agreement in which, among other changes, the lenders provided the Company relief for a period ending April 15, 2009 at the earliest and no later than June 15, 2009, dependent upon the progress of the Company’s capital raising efforts, from acting upon their rights and remedies as a result of the Company’s violation of accounts payable and current ratio covenants. The Forbearance Agreement and Amendment to the Credit Facility waived the March 31, 2009 current ratio covenant requirement, and, if the Company successfully completes its capital raising efforts, replaces the previous consolidated net debt to consolidated EBITDAX covenant with a senior secured debt to consolidated EBITDAX requirement for the preceding four consecutive fiscal quarters to be less than 4.0 to 1.0. In accordance with the Forbearance Agreement and Amendment to the Credit Facility, the borrowing base will be reduced upon the successful completion of the Company’s capital raising efforts from $295.0 million to $225.0 million, with a conforming borrowing base of $185.0 million until the next scheduled redetermination date (September 1, 2009). The Forbearance Agreement and Amendment to the Credit Facility requires that the Company raise net proceeds of at least $140.0 million through its capital raising efforts on or before the forbearance termination date and that the Company reduce its amounts outstanding under the facility to not more than $225.0 million and pay accounts payable with such net proceeds. The revised variable interest rates are based on the ratio of outstanding credit to conforming borrowing base and vary between Libor plus 2.5% to Libor plus 5.0% for Eurodollar loans and prime plus 1.625% to prime plus 4.125% for base rate loans. The Forbearance Agreement and Amendment to the Credit Facility changed the maturity date to January 15, 2011. The Forbearance Agreement and Amendment to the Credit Facility also required that the Company execute derivative contracts to put in place a commodity floor price for anticipated production equal to a minimum of 40% for the last two quarters of 2009, 70% for the calendar year 2010 and 50% for the calendar year 2011.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(6)	Long Term Debt, Continued
Subsequently on April 14, 2009, the Company entered into an amendment letter to the Forbearance Agreement and Amendment to the Credit Facility with the lenders that extended the forbearance period termination date from April 15, 2009 to May 1, 2009 and on April 30, 2009 entered into a second amendment letter extending that date to May 15, 2009 (the “Amendment Letters”). (See Note 14, “Subsequent Events”).
Credit Facility – DHS
On August 15, 2008, DHS entered into a new agreement with Lehman Commercial Paper, Inc. (“LCPI”) to amend its existing LCPI credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. Total debt outstanding at March 31, 2009 under the facility is $93.6 million. Because of LCPI’s bankruptcy and default, DHS does not have any additional borrowing capacity under the LCPI facility. At March 31, 2009, DHS was in compliance with its quarterly financial covenants. However, under the revised agreement, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and, accordingly, DHS was not in compliance with this covenant at March 31, 2009.
Subsequently, on April 22, 2009, DHS entered into a Forbearance Agreement (the “DHS Forbearance”) with LCPI in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit facility or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable. The DHS facility is non-recourse to Delta.
In conjunction with the DHS Forbearance, DHS paid a fee of $250,000 and made a $1.25 million prepayment on the facility. During the forbearance period, DHS must use 75% of any accounts receivable collected to pay down its credit facility. As of March 31, 2009, DHS had customer receivables of $30.1 million, $25.0 million of which are due from Delta. As a result of these events, the Company has classified the entire $93.6 million of debt outstanding under the DHS credit facility as a current liability in the accompanying consolidated balance sheet as of March 31, 2009.
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
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(7)	Commitments and Contingencies, Continued
During September and October of 2006, three separate shareholder derivative actions were filed on the Company’s behalf in U.S. District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of the Company’s executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of the Company’s Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated the Company’s stock option grants to make it appear as though they were granted on a prior date when the Company’s stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in the Company issuing materially inaccurate and misleading financial statements and caused the Company to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to the Company certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for 10 days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. On September 29, 2008, the Court entered an Order granting Plaintiff’s motion for leave to amend. On October 14, 2008, the defendants (including the Company as a nominal defendant) filed a joint motion to dismiss the Second Amended Complaint. No ruling has yet been made on the joint motion.
Castle/Longs Trust Litigation
As a result of the acquisition of Castle Energy in April 2006, the Company’s wholly-owned subsidiary, DPCA LLC, as successor to Castle, became party to Castle’s ongoing litigation with the Longs Trust in District Court in Rusk County, Texas. The Longs Trust litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Longs Trust is seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees have been granted by the trial court and upheld on appeal. At a hearing on March 26, 2009 the Court awarded a final judgment to the Company in the amount of $659,400. The Company intends to vigorously defend the Longs Trust breach of contract claims. The Company has not accrued any recoveries associated with the judgment against the Longs Trust, but will do so when and if they are ultimately collected. Mediation has been scheduled to occur in June 2009.
Allen M. Wall et al. vs. Delta Petroleum Corporation, et al.
On March 20, 2009, a complaint was filed in Benton County Superior Court, Washington naming the Company and several individuals as defendants (Civil Action Number 09-2-00752-4). The plaintiffs allege in the Complaint that the negligence of the Company and the other defendants caused the plaintiffs to suffer injuries and other damages as a result of a rig accident that occurred on the Gray Well in the Columbia River Basin on July 25, 2008. The Company’s insurance carriers have been notified and tender letters have been forwarded to certain contractors, including DHS Drilling Company, to provide defense pursuant to the terms of the related contracts with those parties. No answer has yet been filed in this case.
Litigation with Vendors
The Company is currently engaged in litigation with certain of its vendors regarding amounts claimed to be due for goods and services. More specifically, on December 19, 2008 separate actions were filed in Denver District Court, Colorado by Treadway Trucking, LLC (Case Number 2008CV10932) and Renegade Oilfield Services (Case Number 2008CV10908) seeking monetary damages in unspecified amounts claimed to be past due. The Company disputes the amounts claimed to be due and has moved for the two actions to be consolidated. The

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(7)	Commitments and Contingencies, Continued
Company has also asserted counterclaims against both parties for damages sustained by the Company for illegal dumping of hazardous materials by such parties on private land.
On March 16, 2009, a complaint was filed in Laramie County District Court, Wyoming by Bar S, Inc. and Riatta Enterprises, LLC (Civil Docket Number 173-575) seeking an aggregate of $820,000 for amounts claimed to be past due for services allegedly rendered to the Company. The Company disputes the amounts claimed to be due and has filed an answer.
Litigation has also been commenced against the Company by two other vendors seeking payment of amounts due, but both have agreed to payment schedules with the Company and the litigation is in abatement as long as payments continue to be made as agreed. In addition, we have had mechanics and materialman liens filed against certain of our assets. While we have entered into payment schedules with certain of the lienholders or are disputing certain of the underlying payment obligations, the existence of these liens resulted in a breach of a covenant in the Delta Credit Facility that was waived until May 15, 2009 by the Forbearance Agreement and Amendment to the Credit Facility.
(8)	Stockholders’ Equity

Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of March 31, 2009 and December 31, 2008, no shares of preferred stock were issued.
Common Stock
During the three months ended March 31, 2009, 60,000 shares of restricted common stock were issued to directors of the Company as a component of their annual compensation. In addition, tranches 2 and 3 of the executive performance shares issued in February 2007 lapsed on March 31, 2009 and accordingly 500,000 shares were forfeited. Finally, approximately 127,000 shares of restricted common stock were forfeited during the quarter, the majority of which were forfeited by employees who were subject to a reduction in force.
Treasury Stock
During 2008, DHS implemented a retention bonus plan whereby certain key managers of DHS were granted shares of Delta common stock, one-third of which vest on each one year anniversary of the grant date. In addition, similar incentive grants were made to DHS executives during 2008. The shares of Delta common stock used to fund the grants were proportionally provided by Delta’s issuance of new shares to DHS employees and Chesapeake’s contribution to DHS of Delta shares purchased in the open market. The Delta shares contributed by Chesapeake are recorded at historical cost in the accompanying consolidated balance sheet as treasury stock and will be carried as such until the shares vest. The Delta shares contributed by Delta are treated as non-vested stock issued to employees and therefore recorded as additions to additional paid in capital over the vesting period. Compensation expense is recorded on all such grants over the vesting period.
Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Stock options	$-	$-
Non-vested stock	1,778	1,993
Performance shares	987	1,915

Total	$2,765	$3,908

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(8)	Stockholders’ Equity, Continued
The Company recognizes the cost of share based payments over the period during which the employee provides service. As all outstanding stock options are vested, no compensation cost was recognized with respect to stock options in either period shown in the table above. Exercise prices for options outstanding under the Company’s various plans as of March 31, 2009 ranged from $1.87 to $15.34 per share and the weighted-average remaining contractual life of those options was 4.5 years. The Company has not issued stock options since the adoption of SFAS 123R, although it has the discretion to issue options again in the future. At March 31, 2009, the Company had 1,498,000 options outstanding at a weighted average exercise price of $8.50. At March 31, 2009, the Company had 1,022,000 non-vested shares outstanding and 250,000 performance shares outstanding.
(9)	Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax benefit attributable to loss from continuing operations was approximately $583,000 and $597,000 for the three months ended March 31, 2009 and 2008, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of SFAS 109 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at March 31, 2009. During the quarter ended March 31, 2009, DHS recorded significant net operating losses and as of March 31, 2009 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.
During the remainder of 2009 and beyond, the Company will continue to assess the realizability of its deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased. Such a change in the assessment of realizability could result in a decrease to the valuation allowance and corresponding income tax benefit, both of which could be significant.
The Company previously adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2009 and 2008, no adjustments were recognized for uncertain tax benefits.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(10)	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Net loss attributable to Delta common stockholders	$(25,554)	$(20,782)

Basic weighted-average common shares outstanding	101,502	80,725
Add: dilutive effects of stock options and unvested stock grants	-	-

Diluted weighted-average common shares outstanding	101,502	80,725

Net income (loss) per common share attributable to Delta common stockholders
Basic	$(0.25)	$(0.26)

Diluted	$(0.25)	$(0.26)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following: 3,790,000 shares issuable upon conversion of the 3 3/4% Senior Convertible Notes for each period presented; 250,000 and 750,000 shares issuable pursuant to the February 9, 2008 performance share grants for the three months ended March 31, 2009 and 2008, respectively; 1,498,000 and 2,137,000 stock options for the three months ended March 31, 2009 and 2008, respectively; and 1,022,000 and 701,000 unvested shares issuable upon vesting under various employee grants for the three months ended March 31, 2009 and 2008, respectively.
(11)	Guarantor Financial Information
On March 15, 2005, Delta issued $150.0 million of 7% senior notes (“Senior Notes”) that mature in 2015. In addition, on April 25, 2007, the Company issued $115.0 million of 3 3/4% Convertible Senior Notes due in 2037 (“Convertible Notes”). Both the Senior Notes and the Convertible Notes are guaranteed by all of the Company’s wholly-owned subsidiaries (“Guarantors”). Each of the Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantees the performance and payment when due of all the obligations under the Senior Notes and the Convertible Notes. DHS, CRBP, PGR, and Amber (“Non-guarantors”) are not guarantors of the indebtedness under the Senior Notes or the Convertible Notes.
The following financial information sets forth the Company’s condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(11)	Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
March 31, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Current assets	$182,467	$529	$43,229	$-	$226,225

Property and equipment:
Oil and gas properties	1,686,951	504	107,745	(485)	1,794,715
Drilling rigs and trucks	594	-	194,249	-	194,843
Other	82,246	36,859	1,962	-	121,067

Total property and equipment	1,769,791	37,363	303,956	(485)	2,110,625

Accumulated depletion, depreciation and amortization	(569,183)	(21,956)	(100,842)	-	(691,981)

Net property and equipment	1,200,608	15,407	203,114	(485)	1,418,644

Investment in subsidiaries	109,637	-	-	(109,637)	-
Other long-term assets	236,001	3,761	654	-	240,416

Total assets	$1,728,713	$19,697	$246,997	$(110,122)	$1,885,285

Current liabilities	$660,436	$183	$7,375	$-	$667,994

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	350,293	1,735	93,648	-	445,676
Asset retirement obligations and other liabilities	6,715	10	273	-	6,998

Total long-term liabilities	357,008	1,745	93,921	-	452,674

Total Delta stockholders’ equity	686,007	17,769	145,701	(110,122)	739,355

Non-controlling interest	25,262	-	-	-	25,262

Total equity	711,269	17,769	145,701	(110,122)	764,617

Total liabilities and equity	$1,728,713	$19,697	$246,997	$(110,122)	$1,885,285

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(11)	Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Current assets	$167,536	$591	$54,630	$-	$222,757

Property and equipment:
Oil and gas properties	1,681,804	503	110,650	(11,944)	1,781,013
Drilling rigs and trucks	594	-	193,629	-	194,223
Other	76,932	36,359	1,892	-	115,183

Total property and equipment	1,759,330	36,862	306,171	(11,944)	2,090,419

Accumulated depletion, depreciation and amortization	(544,154)	(21,896)	(92,229)	-	(658,279)

Net property and equipment	1,215,176	14,966	213,942	(11,944)	1,432,140

Investment in subsidiaries	141,827	-	-	(141,827)	-
Other long-term assets	235,560	3,825	681	-	240,066

Total assets	$1,760,099	$19,382	$269,253	$(153,771)	$1,894,963

Current liabilities	$550,876	$172	$13,480	$-	$564,528

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	435,684	1,800	94,872	-	532,356
Asset retirement obligations and other liabilities	6,307	10	268	-	6,585

Total long-term liabilities	441,991	1,810	95,140	-	538,941

Total Delta stockholders’ equity	738,128	17,400	160,633	(153,771)	762,390

Non-controlling interest	29,104	-	-	-	29,104

Total equity	767,232	17,400	160,633	(153,771)	791,494

Total liabilities and equity	$1,760,099	$19,382	$269,253	$(153,771)	$1,894,963

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(11)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$55,427	$80	$5,417	$(2,268)	$58,656

Operating expenses:
Oil and gas expenses	12,786	45	1,850	-	14,681
Exploration expense	1,060	-	-	-	1,060
Dry hole costs and impairments	1,443	-	-	-	1,443
Depreciation and depletion	24,195	61	8,770	(412)	32,614
Drilling and trucking operations	-	-	6,627	(1,371)	5,256
General and administrative	11,404	7	1,219	-	12,630

Total operating expenses	50,888	113	18,466	(1,783)	67,684

Operating income (loss)	4,539	(33)	(13,049)	(485)	(9,028)

Other income and (expenses)	(19,008)	-	(1,981)	-	(20,989)
Income tax benefit (expense)	(211)	-	794	-	583
Discontinued operations	-	-	-	-	-

Net loss	(14,680)	(33)	(14,236)	(485)	(29,434)

Less loss attributable to non-controlling interest	3,880	-	-	-	3,880

Net income (loss) attributable to Delta common stockholders	$(10,800)	$(33)	$(14,236)	$(485)	$(25,554)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$50,680	$192	$23,564	$(9,956)	$64,480

Operating expenses:
Oil and gas expenses	13,023	33	399	-	13,455
Exploration expense	1,002	-	-	-	1,002
Dry hole costs and impairments	2,339	-	-	-	2,339
Depreciation and depletion	22,024	7	4,651	-	26,682
Drilling and trucking operations	-	-	12,753	(5,930)	6,823
General and administrative	12,067	24	1,330	-	13,421

Total operating expenses	50,455	64	19,133	(5,930)	63,722

Operating income (loss)	225	128	4,431	(4,026)	758

Other income and (expenses)	(20,843)	24	(1,996)	329	(22,486)
Income tax benefit (expense)	950	-	(353)	-	597
Discontinued operations	20	-	-	-	20

Net loss	(19,648)	152	2,082	(3,697)	(21,111)

Income attributable to non-controlling interest	329	-	-	-	329

Net income (loss) attributable to Delta common stockholders	$(19,319)	$152	$2,082	$(3,697)	$(20,782)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(11)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$(10,628)	$49	$4,671	$(5,908)
Investing activities	(47,986)	(101)	(752)	(48,839)
Financing activities	13,984	-	(206)	13,778

Net increase (decrease) in cash and cash equivalents	(44,630)	(52)	3,713	(40,969)

Cash at beginning of the period	61,058	86	4,331	65,475

Cash at the end of the period	$16,428	$34	$8,044	$24,506

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$(70)	$221	$6,946	$7,097
Investing activities	(544,931)	(234)	(22,173)	(567,338)
Financing activities	570,616	-	17,714	588,330

Net increase (decrease) in cash and cash equivalents	25,615	(13)	2,487	28,089

Cash at beginning of the period	4,658	307	4,828	9,793

Cash at the end of the period	$30,273	$294	$7,315	$37,882

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(12)	Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three months ended March 31, 2009 and 2008:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2009
Revenues from external customers	$53,443	$5,213	$-	$58,656
Inter-segment revenues	-	2,268	(2,268)	-

Total revenues	$53,443	$7,481	$(2,268)	$58,656

Operating income (loss)	$(1,999)	$(6,544)	$(485)	$(9,028)

Other income (expense)	(19,007)	(1,982)	-	(20,989)

Income (loss) from continuing operations, before tax	$(21,006)	$(8,526)	$(485)	$(30,017)

Three Months Ended March 31, 2008
Revenues from external customers	$53,760	$10,720	$-	$64,480
Inter-segment revenues	-	9,956	(9,956)	-

Total revenues	$53,760	$20,676	$(9,956)	$64,480

Operating income (loss)	$1,813	$2,971	$(4,026)	$758

Other income (expense)	(20,807)	(2,008)	329	(22,486)

Income (loss) from continuing operations, before tax	$(18,994)	$963	$(3,697)	$(21,728)

March 31, 2009:
Total Assets	$1,804,549	$147,219	$(66,482)	$1,885,285

December 31, 2008:
Total Assets	$1,797,683	$163,240	$(65,960)	$1,894,963

Other income and expense includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative instruments and other miscellaneous income. Non-controlling interests are included in inter-segment eliminations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(Unaudited)

(13)	Retrospective Adoption of Recent Accounting Pronouncements
As discussed in note 3 to the consolidated financial statements, the Company adopted FSP APB 14-1 and SFAS No. 160 as of January 1, 2009. These statements require retrospective application and the Company has adjusted its financial statements to reflect the adoption.
The result of the adoption of FSP APB 14-1 on the previously reported financial statements as of December 31, 2008 and for the three months ended March 31, 2008 is as follows:

	Quarter Ended March 31, 2008
	Previously Reported	As Revised
Interest expense and financing costs	$(7,950)	$(8,937)

Loss from continuing operations	$(19,814)	$(21,131)
Net loss attributable to Delta common shareholders	$(19,795)	$(20,782)

Basic income (loss) per common share attributable to Delta common stockholders
Loss from continuing operations	$(0.25)	$(0.26)
Net income (loss)	$(0.25)	$(0.26)

Diluted income (loss) per common share attributable to Delta common stockholders
Loss from continuing operations	$(0.25)	$(0.26)
Net income (loss)	$(0.25)	$(0.26)

	Year Ended December 31, 2008
	Previously Reported	As Revised

Total Assets	$1,895,414	$1,894,963
3 3/4 % Senior convertible notes	$115,000	$99,616
Total long-term liabilities	$554,325	$538,941
Additional paid-in capital	$1,350,502	$1,372,123
Total equity	$747,457	$791,494
(14)	Subsequent Events
On April 14, 2009, the Company entered into an amendment letter to the Forbearance Agreement and Amendment to the Credit Facility with the lenders that extended the forbearance period termination date from April 15, 2009 to May 1, 2009 and on April 30, 2009 entered into a second amendment letter extending that date to May 15, 2009 (the “Amendment Letters”).
On April 22, 2009, DHS entered into a Forbearance Agreement (the “DHS Forbearance”) with Lehman Commercial Paper, Inc. (“LCPI”) in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit agreement or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; our expectation that we will have adequate cash from operations, credit facility borrowings and other capital sources to satisfy our obligations under the First Amendment to our Second Amended and Restated Credit Agreement, and to meet future debt service, capital expenditure and working capital requirements; acquisition and divestiture strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; expected results or benefits associated with recent acquisitions; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both natural gas and crude oil produced by us;

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

•	declines in the values of our natural gas and oil properties resulting in write-downs;

•	the impact of the current financial crisis on our ability to raise capital;

•	a contraction in the demand for natural gas in the U.S. as a result of deteriorating general economic conditions;

•	the risk that lenders under our credit agreements will default in funding borrowings as requested;

•	the ability and willingness of counterparties to our commodity derivative contracts, if any, to perform their obligations;

•	the ability and willingness of our joint venture partners to fund their obligations to pay a portion of our future drilling and completion costs;

•	expiration of oil and natural gas leases that are not held by production;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, develop, produce and market production from new properties;

•	the availability of borrowings under our credit facility;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids; and

•	our ability to fully utilize income tax net operating loss and credit carry-forwards.
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
Recent Developments
•
On March 2, 2009, we entered into the Forbearance Agreement and Amendment to the Credit Facility pursuant to which the lenders under our Credit Facility agreed to forbear from taking certain actions (including accelerating amounts due under the Credit Facility) as a result of our violations of certain of our covenants under the Credit Facility. In addition, the agreement amends our 2009 debt to EBITDAX covenant to a senior secured debt to EBITDAX covenant, reduces the borrowing base from $295.0 million to $225.0 million, thereby requiring us to repay the $70.0 million borrowed in excess of the borrowing base and increases our variable interest rates. The Forbearance Agreement and Amendment to the Credit Facility requires that we raise net proceeds of at least $140.0 million through our capital raising efforts on or before the forbearance termination date, which was extended on April 14, 2009 and again on April 30, 2009 to a current forbearance termination date of May 15, 2009.

•
On April 22, 2009, DHS entered into the DHS Forbearance with LCPI in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit agreement or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable.

•
During the quarter ended March 31, 2009, we recorded a $60.0 million offshore litigation proceeds receivable and a related gain of $31.3 million after recovery of our $17.4 million cost basis and consideration of contractual obligations and overriding royalty interests payable from the proceeds of the award. Although no payments will be made until all appeals have either been waived or exhausted and any delays overcome, the judgment in the Amber Case was no longer appealable as of March 31, 2009. In addition, we entered into a Contingent Payment Rights Purchase Agreement (the “Purchase Agreement”) with Tracinda Corporation, a holder of approximately 39.4% of our outstanding common stock. Subject to the terms and conditions of the Purchase Agreement, on March 26, 2009, Tracinda Corporation purchased a contingent payment right for $14.9 million of proceeds to us, and subsequently purchased an additional contingent payment right for $10.1 million on April 1, 2009 following our receipt of an opinion of an independent investment banking firm relating to the transaction. The contingent payment rights provide Tracinda Corporation with the right to receive up to $27.9 million of the net proceeds that we anticipate receiving in connection with our claims and the claims of Amber related to the Amber Case.

2009 Outlook
We continue to expect our 2009 oil and gas production to stay relatively flat as compared to 2008 levels due to the limited drilling program we expect for 2009. For calendar year 2009, we have preliminarily established a drilling and completion budget of approximately $52.0 million which is substantially below our actual expenditures in 2008. We are concentrating a substantial portion of this budget on the development of our Piceance Basin assets in the Rockies, and to a lesser extent, our Columbia River Basin exploration project. These plans could be revised dependent upon our available capital and the outlook for natural gas prices. Such changes could cause our production expectations for 2009 also to be revised.
The exploration for and the acquisition, development, production, and sale of, natural gas and crude oil are highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to our profitability and long-term value creation for stockholders. Generating long-term reserve and production growth represents an ongoing focus for management, and is made particularly important in our business given the natural production and reserve decline associated with producing oil and gas properties.
Our longer-term business strengths include a multi-year inventory of attractive lower risk drilling on long-lived Rockies properties, which we believe will allow us to grow reserves and replace and expand production organically without having to rely solely on acquisitions, and significant leasehold positions in high potential exploratory areas such as the Columbia River Basin.
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. As shown in the accompanying financial statements and discussed elsewhere herein, we experienced a net loss attributable to Delta common stockholders of $25.6 million for the three months ended March 31, 2009, we were not in compliance with certain of the debt covenants under our Credit Facility, and we are facing significant immediate requirements to fund obligations in excess of our existing sources of liquidity. Our accompanying financial statements have been prepared assuming we will continue as a going concern; however, due to our deficiency in short-term and long-term liquidity, our ability to continue as a going concern is dependent on our success in generating additional sources of capital in the near future. We received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which our auditors included an explanatory paragraph indicating that we suffered recurring losses from operations, had a working capital deficiency and were not in compliance with our debt covenants as of December 31, 2008 which raises substantial doubt about our ability to continue as a going concern. We continue to be out of compliance with our debt covenants as of March 31, 2009.
During the quarter ended March 31, 2009, we had an operating loss of $9.0 million, net cash used in operating activities of $5.9 million and net cash provided by financing activities of $13.8 million. During this period we spent $48.4 million on oil and gas development activities. At March 31, 2009, we had $24.5 million in cash, total assets of $1.9 billion and a debt to capitalization ratio of 45.5%. Debt, excluding installments payable on property acquisition which are secured by restricted cash deposits, at March 31, 2009 totaled $637.7 million, comprised of $387.4 million of bank debt ($293.8 million of our indebtedness under Delta’s Credit Facility and $93.6 million of DHS indebtedness, all of which was classified as current at March 31, 2009), $149.6 million of senior subordinated notes and $100.7 million of senior convertible notes. In accordance with applicable accounting rules, the senior convertible notes are recorded at a discount to its stated amount due of $115.0 million.
In November 2008, we refinanced Delta’s Credit Facility increasing our total borrowing base to $590.0 million, of which $295.0 million was initially available. Our covenants require a minimum current ratio of 1 to 1, excluding the fair value of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) of less than 4.5 to 1.0 for the quarter ending December 31, 2008, and 4.25 to 1.0 for the period ending March 31, 2009, 4.0 to 1.0 for the period ending June 30, 2009, 3.75 to 1.0 for the period ending September 30, 2009 and 3.5 to 1.0 for the period ending December 31, 2009 and each quarter thereafter. Upon successful completion of our capital raising efforts, the consolidated debt to EBITDAX covenant will be modified by the Forbearance Agreement and Amendment to the Credit Facility to require that senior secured debt to consolidated EBITDAX for the preceding four consecutive quarters be less than 4.0 to 1.0. These financial covenant calculations include only wholly-owned subsidiaries. At December 31, 2008, we were not in compliance with our minimum current ratio and accounts payable covenants under the credit agreement. At March 31, 2009, we were not in compliance with our current ratio, maximum debt to EBITDAX ratio, and accounts payable covenants under the Delta Credit Facility. In addition, we have had mechanics and materialman liens filed against certain of our assets. While we have entered into payment schedules with certain of the lienholders or are disputing certain of the underlying payment obligations, the existence of these liens resulted in a breach of a covenant in the Delta Credit Facility that was waived until May 15, 2009 by the Forbearance Agreement and Amendment to the Credit Facility. Accordingly we classified the debt outstanding under the Delta Credit Facility at December 31, 2008 and March 31, 2009 as a current liability in the accompanying consolidated balance sheets.
In addition, pursuant to the Forbearance Agreement and Amendment to the Credit Facility, the borrowing base under the Credit Facility will be reduced upon the successful completion of our capital raising efforts to $225.0 million, which will require a repayment of $70.0 million based on outstanding borrowings of $293.8 million at March 31, 2009. Under the Forbearance Agreement and Amendment to the Credit Facility, the lenders provided us relief for a period initially ending April 15, 2009 at the earliest and no longer than June 15, 2009 depending on the progress of our capital raising efforts, but subsequently amended to May 15, 2009 at the earliest, from acting upon their rights and remedies as a result of our violation of accounts payable, maximum debt to EBITDAX and current ratio covenants. The Forbearance Agreement and Amendment to the Credit Facility requires that we raise net proceeds of at least $140.0 million through our capital raising efforts on or before the forbearance termination date in order to reduce our outstanding Credit Facility borrowings and reduce accounts payable. It also limits our capital expenditures in the second and third quarters of 2009, though these limitations are consistent with our current capital expenditure plans.
We have approximately $139.6 million of accounts payable at March 31, 2009, which if not timely paid could result in liens filed against our properties or withdrawal of trade credit provided by vendors, which in turn could limit our ability to conduct operations on our properties. We are pursuing additional capital from a variety of potential sources, including sales of debt or equity securities, asset sales, joint ventures and other similar industry partnerships.
In August 2008, DHS closed a new $150.0 million credit facility with Lehman Commercial Paper, Inc. (“LCPI”) as administrative agent. At March 31, 2009, DHS owed $93.6 million under its credit facility and as a result of the LCPI bankruptcy, DHS has no additional availability under its credit facility. At March 31, 2009, DHS was in compliance with its quarterly financial covenants. However, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and accordingly, DHS was not in compliance with this covenant at March 31, 2009.

Subsequently, on April 22, 2009, DHS entered into a Forbearance Agreement (the “DHS Forbearance”) with LCPI in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit agreement or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable.
As of April 30, 2009, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook was “negative.” As of April 30, 2009, our corporate credit and senior unsecured debt ratings were CCC and CC, respectively, as issued by Standard and Poor’s (“S&P”). S&P’s outlook on the rating was “credit watch.”
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
There can be no assurance that the actions undertaken by us will be sufficient to repay the obligations under the Credit Facility as required by the Forbearance Agreement and Amendment to the Credit Facility, or, if not, or if additional defaults occur under that facility, that the lenders will be willing to waive further defaults or amend the facility. In addition, there can be no assurance that results of operations and other sources of liquidity, including asset sales, will be sufficient to meet contractual, operating and capital obligations. Our financial statements do not include any adjustments that might result from the outcome of uncertainty regarding our ability to raise additional capital, sell assets, obtain sufficient funds to meet our obligations or to continue as a going concern.
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

Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2009 and 2008. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $25.6 million, or $0.25 per diluted common share, for the three months ended March 31, 2009, compared to a net loss attributable to Delta common stockholders of $20.8 million, or $0.26 per diluted common share, for the three months ended March 31, 2008. The increased loss was due to stagnating natural gas prices and higher operating expenses compared to the corresponding period in the previous year, partially offset by a gain of $31.3 million relating to the litigation award described in Note 4 in the accompanying consolidated financial statements. Excluding such gain, our net loss attributable to Delta common stockholders would have been $56.8 million. Losses from continuing operations increased from $21.1 million for the three months ended March 31, 2008 to a loss of $29.4 million for the three months ended March 31, 2009. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the three months ended March 31, 2009, oil and gas sales decreased 59% to $22.2 million, as compared to $53.8 million for the comparable period a year earlier. The decrease was principally the result of a 65% decrease in oil prices and a 61% decrease in natural gas prices, partially offset by an 18% increase in production. The average oil price received during the three months ended March 31, 2009 decreased to $31.44 per Bbl compared to $91.09 per Bbl for the year earlier period. The average natural gas price received during the three months ended March 31, 2009 decreased to $3.07 per Mcf compared to $7.83 per Mcf for the year earlier period. Production increased due to our higher percentage ownership and additional producing wells in the Piceance Basin during the three months ended March 31, 2009 compared to the year earlier period.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended March 31, 2009 decreased to $5.2 million compared to $10.7 million for the comparable year earlier period. The decrease is the result of lower third party rig utilization in the three months ended March 31, 2009 compared to the comparable year earlier period, resulting from a significant industry slowdown resulting from lower commodity prices.
Gain on Offshore Litigation Award. During the three months ended March 31, 2009, we recorded a $31.3 million gain for an offshore litigation award, the judgment for which was no longer appealable as of March 31, 2009. See Note 4 in the accompanying financial statements.

Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
Production – Continuing Operations:
Oil (Mbbl)	212	266
Gas (Mmcf)	5,050	3,768

Total Production (Mmcfe)	6,324	5,367

Average Price – Continuing Operations:
Oil (per barrel)	$31.44	$91.09
Gas (per Mcf)	$3.07	$7.83

Costs per Mcfe – Continuing Operations:
Lease operating expense	$1.56	$1.51
Production taxes	$.25	$.66
Transportation costs	$.51	$.34
Depletion expense	$4.13	$4.19

Realized derivative losses	$-	$(0.30)
Lease Operating Expense. Lease operating expenses for the three months ended March 31, 2009 increased to $9.8 million from $8.1 million in the year earlier period primarily due to increased water disposal and road maintenance costs in the Piceance Basin as a result of reduced drilling and completion activity. Lease operating expense from continuing operations per Mcfe for the three months ended March 31, 2009 increased to $1.56 per Mcfe from $1.51 per Mcfe for the comparable year earlier period.
Exploration Expense. Exploration expense consists of geological and geophysical costs, lease rentals and abandoned leases. Our exploration costs for the three months ended March 31, 2009 were $1.1 million compared to $1.0 million for the comparable year earlier period. Current period exploration activities primarily relate to delay rental payments and seismic acquisition costs.
Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of approximately $1.4 million for the three months ended March 31, 2009 compared to $2.3 million for the comparable period a year ago. During the three months ended March 31, 2009, dry hole and impairment costs primarily related to minor write-offs for lease expirations and proved property impairments on miscellaneous California properties where well performance recently declined. We incurred dry hole costs of approximately $2.3 million for the three months ended March 31, 2008 primarily related to carry-over costs for work done in 2008 on a Hingeline well in Utah.
Depreciation, Depletion, Amortization and Accretion – oil and gas. Depreciation, depletion and amortization expense increased 16% to $26.8 million for the three months ended March 31, 2009, as compared to $23.0 million for the comparable year earlier period. Depletion expense for the three months ended March 31, 2009 was $26.1 million compared to $22.5 million for the three months ended March 31, 2008. Our depletion rate decreased from $4.19 per Mcfe for the three months ended March 31, 2008 to $4.13 per Mcfe for the current year period primarily due to the effect of impairments recorded in the fourth quarter of 2008 offset by the effect of low spot commodity prices at March 31, 2009 on the depletion calculation.
Drilling and Trucking Operations. Drilling expense decreased to $5.3 million for the three months ended March 31, 2009 compared to $6.8 million for the comparable prior year period. This decrease is due to lower third party rig utilization during the current year period, but is not proportional to the decline in contract drilling and trucking fees due to fixed and one-time costs associated with a large number of stacked rigs.

Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling increased to $5.8 million for the three months ended March 31, 2009, as compared to $3.6 million for the comparable year earlier period. The increase is due to more rigs in the fleet in 2009 as compared to 2008. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.
General and Administrative Expense. General and administrative expense decreased 6% to $12.6 million for the three months ended March 31, 2009, as compared to $13.4 million for the comparable prior year period. The decrease in general and administrative expenses is primarily attributed to a decrease in non-cash stock compensation expense from lower executive performance share costs, and also from forfeitures and modifications related to a reduction in force in early March 2009 affecting approximately one-third of the Company’s personnel. Due to one-time severance and termination costs incurred during the three months ended March 31, 2009, reductions in cash general and administrative costs as a result of the reduction in force are expected in future periods.
Interest Expense and Financing Costs. Interest and financing costs increased 91% to $17.1 million for the three months ended March 31, 2009, as compared to $8.9 million for the comparable year earlier period. The increase is primarily related to higher average outstanding Delta and DHS credit facility balances during the first quarter of 2009 as compared to the first quarter of 2008. The increase is also related to the write-off of unamortized deferred financing costs and waiver fees related to the amendment to our credit facility coupled with a full quarter of non-cash amortization of the discount on the installments payable to EnCana compared to only one month in the prior year quarter.
Interest Income. Interest income decreased to $648,000 for the three months ended March 31, 2009 compared to $1.9 million for the comparable prior year period. The decrease in income is primarily the result of lower investment balances in the current period.
Realized Loss on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $1.6 million of realized losses for the three months ended March 31, 2008. During the quarter ended March 31, 2009 there were no derivative contract settlements.
Unrealized Loss on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $5.5 million of unrealized losses on derivative instruments in other income and expense during the three months ended March 31, 2009 compared to a loss of $14.1 million for the comparable prior year period.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax benefit for the three months ended March 31, 2009 of $583,000 relates only to DHS, as no benefit was provided for our net operating losses. In addition, during the quarter ended March 31, 2009, DHS reached a net deferred tax asset position and accordingly, based on significant recent and continuing book losses and projections for future results, a valuation allowance was recorded for DHS deferred tax assets.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the three months ended March 31, 2009 and 2008, DHS reported losses resulting in a non-controlling interest credit to earnings.
Company Acquisitions and Growth
We plan to continue, as financing allows, to evaluate potential acquisitions and property development opportunities. However, during the three months ended March 31, 2009, no significant acquisitions were completed.

Historical Cash Flow
Our cash flow from operating activities decreased from $7.1 million for the three months ended March 31, 2008 to cash used in operating activities of $5.9 million for the three months ended March 31, 2009. The significant decrease in cash flow is primarily a result of lower commodity prices coupled with higher operating costs. Our net cash used in investing activities decreased to $48.8 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $567.3 million for the comparable prior year period primarily due to our significant reduction in drilling and acquisition activity. Cash provided by financing activities decreased from $588.3 million for the three months ended March 31, 2008 to cash provided by financing activities of $13.8 million for the current year period. Cash provided by financing activities was higher in 2008 primarily due to $662.1 million of cash received from issuing equity securities.
Capital and Exploration Expenditures
Our capital and exploration expenditures for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$1,631	$294,680
Proved	-	94,880

Oil and gas properties	29,421	89,605
Drilling and trucking equipment	691	13,723
Pipeline and gathering systems	5,747	13,642

Total[1]	$37,490	$506,530

1   Capital expenditures in the table above are presented on an accrual basis. Additions to property and equipment in the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.
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

3 3/4% Senior Convertible Notes, due 2037
On April 25, 2008, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require the Company to purchase all or a portion of the Notes. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2008. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 8.2% with total interest costs of $3.2 million for each of the three month periods ended March 31, 2009 and 2008, respectively. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require the Company to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.
Credit Facility – Delta
At March 31, 2009, the $295.0 million credit facility had $293.8 million outstanding. The facility provides for variable interest rates based upon the ratio of outstanding debt to the conforming borrowing base. Rates vary between prime plus 1.625% and prime plus 4.125% for base rate loans and between Libor plus 2.5% and Libor plus 5.0% for Eurodollar loans. We are required to meet certain financial covenants which include a current ratio of 1 to 1, excluding the fair value of derivative instruments, and a consolidated debt to EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration) ratio of 4.25 to 1. The financial covenants are based on our financial statements and only our wholly-owned subsidiaries. At March 31, 2009, the current ratio covenant was waived under the March 2, 2009 First Amendment to the Second Amended and Restated Credit Agreement, but we were not in compliance with our debt to EBITDAX requirement. In addition, we have had mechanics and materialman liens filed against certain of our assets. While we have entered into payment schedules with certain of the lienholders or are disputing certain of the underlying payment obligations, the existence of these liens resulted in a breach of a covenant in the Delta Credit Facility that was waived until May 15, 2009 by the Forbearance Agreement and Amendment to the Credit Facility. In connection with an amendment letter extending the forbearance period termination date to May 15, 2009, the lenders agreed to forbear from exercising their rights and remedies with respect to the covenant violations during the forbearance period.
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
Under certain conditions, amounts outstanding under the credit facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries would result in an automatic acceleration of the indebtedness under the credit facility. Subject to notice and cure periods in certain cases, other events of default under the credit facility would result in acceleration of the indebtedness at the option of the lending banks. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the credit facility (including financial covenants), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the credit facility.
This facility is secured by a first and prior lien to the lending banks on most of our oil and gas properties, certain related equipment, and oil and gas inventory.
Credit Facility – DHS
On August 15, 2008, DHS entered into a new agreement with Lehman Commercial Paper, Inc. (“LCPI”) to amend the December 20, 2007 LCPI credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. The LCPI credit facility has a variable interest rate based on 90-day LIBOR plus a fixed margin of 5.50% which approximated 8.25% as of March 31, 2009 on the first $75.0 million (Term A) and a variable interest rate of 90 day LIBOR plus a fixed margin of 9.0% on the second $75.0 million (Term B) which approximated 11.75% as of March 31, 2009. Quarterly principal payments are required beginning April 1, 2010. The note matures on August 31, 2011. Because of LCPI’s default, DHS does not have any additional borrowing capacity under the LCPI facility. At March 31, 2009, DHS was in compliance with its quarterly financial covenants. However, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to DHS’s ability to continue as a going concern, and accordingly, DHS was not in compliance with this covenant at March 31, 2009.
Subsequently, on April 22, 2009, DHS entered into a Forbearance Agreement (the “DHS Forbearance”) with LCPI in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit facility or foreclosure on the DHS rigs pledged as collateral. The DHS facility is non-recourse to Delta.
Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of the expenditure related to this obligation will not occur during the next five years.
We lease our corporate office in Denver, Colorado under an operating lease which will expire in 2014. Our average yearly payments approximate $1.3 million over the term of the lease. We have additional operating lease commitments which represent office equipment leases and lease obligations primarily relating to field vehicles and equipment.
We had a net derivative liability of $5.5 million at March 31, 2009. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
In March 2009, we entered into a Contingent Payment Rights Purchase Agreement (the “Purchase Agreement”) with Tracinda Corporation, a holder of approximately 39.4% of our outstanding common stock. Subject to the terms and conditions of the Purchase Agreement, on March 26, 2009, Tracinda Corporation purchased a contingent payment right for $14.9 million, and subsequently purchased an additional contingent payment right for $10.1 million on April 1, 2009 following our receipt of an opinion of an independent investment banking firm relating to the transaction, as required under our 7% senior notes indenture for transactions with affiliates. The contingent payment rights provide Tracinda with the right to receive up to $27.9 million of the net proceeds that we anticipate receiving in connection with our claims and the claims of Amber related to the Amber Case.
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

Reserve Estimates
Estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, the availability and cost of capital to develop the reserves, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. With the further decline in commodity pricing since year end, the proved undeveloped reserves attributable to our Piceance Basin properties are uneconomic using the spot natural gas price as of March 31, 2009. The Piceance Basin properties contain nearly all of our proved undeveloped reserves.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, we recorded impairment provisions to developed properties of $895,000 for the three months ended March 31, 2009. During the remainder of 2009, we are continuing to evaluate certain proved and unproved properties on which favorable or unfavorable results or fluctuations in commodity prices may cause us to revise in future periods our estimates of future cash flows from those properties. Such revisions of estimates could require us to record an impairment in the period of such revisions.
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
All derivative instruments are recorded on the balance sheet at fair value which must be estimated using complex valuation models. Effective July 1, 2007, we elected to discontinue cash flow hedge accounting prospectively. Beginning July 1, 2007, we recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. As of March 31, 2009, we had a total of seven oil and gas derivative contracts outstanding. The fair value of our oil derivative instruments was a liability of $4.1 million and the fair value of our gas derivative instruments was a liability of $1.4 million at March 31, 2009. The liability is discounted based on our credit-worthiness and accordingly the liability reflected is less than the actual cash expected to be paid upon settlement based on forward prices as of March 31, 2009. The pre-credit risk adjusted fair value of our net derivative liabilities as of March 31, 2009 was $10.3 million. A credit risk adjustment of $4.8 million to the fair value of the derivatives required by Statement 157 reduced the reported amount of the net derivative liabilities on our consolidated balance sheet to $5.5 million.
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
Recently Adopted Accounting Pronouncements
In October 2008, the FASB issued FSP No. 157-3 which was effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of March 31, 2009 and the application of the interpretation did not have a material impact on our consolidated financial statements.
In March 2008, the FASB affirmed FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. The FSP requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability component (debt issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP was adopted effective January 1, 2009. This FSP changes the accounting treatment for our 3 3/4% Senior Convertible Notes issued April 25, 2007 and was applied retrospectively upon adoption. The fair value of the liability and equity components were determined based on the Company’s estimated borrowing rate at the date of issuance and, as a result, the liability component was approximately $92.7 million and the equity component was approximately $22.3 million. Based on these components at the issue date the Company recorded a reduction to the carrying value of the Notes of $22.3 million upon adoption of the FSP, with a corresponding increase in additional paid in capital. The accompanying consolidated financial statements include accretion of the resulting debt discount of approximately $4.2 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require the Company to purchase all or a portion of the Notes. Combining the cash interest cost with the amortization of debt discount, the Notes have an effective interest rate of 8.2% with total interest cost of $8.5 million and $5.7 million in each of the years ended December 31, 2008 and 2007.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures for derivative and hedging activities. This statement was effective for us on January 1, 2009. We have included the new required disclosures in these financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us on January 1, 2009 and must be applied prospectively to business combinations completed on or after that date. The initial adoption of this statement had no impact on these financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 was effective for us on January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this statement had the effect of increasing total equity by the amount of the non-controlling interest and changing other presentations in the accompanying financial statements.
Recently Issued Accounting Pronouncements
On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on its consolidated financial statements and disclosures.
In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The adoption of FSP 157-4 is not expected to have a material impact on our consolidated financial statements, other than additional disclosures. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). The adoption of FSP 107-1 is not expected to have an impact on our consolidated financial statements, other than requiring additional disclosures. FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Rate and Price Risk
We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, which may from time to time include costless collars, swaps, or puts. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy. We use hedges to limit the risk of fluctuating cash flows that fund our capital expenditure program. We also may use hedges in conjunction with acquisitions to achieve expected economic returns during the payout period.
The following table summarizes our open derivative contracts at March 31, 2009:

							Net Fair Value
							Asset (Liability) at
Commodity	Volume		Fixed Price	Term		Index Price	March 31, 2009
							(In thousands)

Crude oil	1,000	Bbls / Day	$52.25	Jul ’09	- Dec ’09	NYMEX – WTI	$ (666)
Crude oil	1,000	Bbls / Day	$52.25	Jan ’10	- Dec ’10	NYMEX – WTI	(2,551)
Crude oil	500	Bbls / Day	$57.70	Jan ’11	- Dec ’11	NYMEX – WTI	(892)
Natural gas	4,000	MMBtu / Day	$5.720	Aug ’09	- Dec ’09	NYMEX – HHUB	655
Natural gas	6,000	MMBtu / Day	$5.720	Jan ’10	- Dec ’10	NYMEX – HHUB	(262)
Natural gas	10,000	MMBtu / Day	$4.105	Aug ’09	- Dec ’09	CIG	1,390
Natural gas	15,000	MMBtu / Day	$4.105	Jan ’10	- Dec ’10	CIG	(1,892)
Natural gas	4,373	MMBtu / Day	$3.973	Aug ’09	- Dec ’09	CIG	524
Natural gas	5,367	MMBtu / Day	$3.973	Jan ’10	- Dec ’10	CIG	(852)
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11	- Dec ’11	CIG	(664)
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11	- Dec ’11	CIG	(254)

							$ (5,464)

Assuming production and the percent of oil and gas sold remained unchanged for the three months ended March 31, 2009, a hypothetical 10% decline in the average market price we realized during the three months ended March 31, 2009 on unhedged production would reduce our oil and natural gas revenues by approximately $2.2 million.
Interest Rate Risk
We were subject to interest rate risk on $387.4 million of variable rate debt obligations at March 31, 2009. The annual effect of a 10% change in interest rates on the debt would be approximately $2.5 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Offshore Litigation
Prior to March 31, 2009, we owned direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $17.0 million at December 31, 2008. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties was retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners’ rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.
In 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the MMS did not have the power to grant suspensions on the subject leases without first making a consistency determination under the Coastal Zone Management Act (“CZMA”), and ordered the MMS to set aside its approval of the suspensions of our offshore leases and to direct suspensions for a time sufficient for the MMS to provide the State of California with the required consistency determination. In response to the ruling in the Norton case, the MMS made a consistency determination under the CZMA and the leases were then still valid.
Further actions to develop the leases were then delayed, however, pending the outcome of a separate lawsuit (the “Amber Case”) that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. by us, our 92%-owned subsidiary, Amber Resources Company of Colorado (“Amber”), and 10 other property owners alleging that the U.S. government materially breached the terms of 40 undeveloped federal leases, some of which are part of our and Amber’s offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to 36 of the 40 total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must return to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for 35 of the 40 lawsuit leases. Under this order, we are entitled to receive a gross amount of approximately $58.5 million and Amber is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid for all lawsuit leases other than Lease 452, which is a single lease owned entirely by us and separated from the main body of the litigation by a motion for reconsideration, as discussed below.
The order of final judgment for the $60.0 million portion attributable to us and Amber was affirmed in all respects by the United States Court of Appeals for the Federal Circuit. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. We believe that the government’s obligation to promptly certify and pay the full amount of the judgment is non-discretionary at this point, and on April 10, 2009, the plaintiffs filed a motion with the Court requesting an order requiring the government to file its certifications with the Department of the Treasury within 10 days after the Court issues its order enforcing the judgment and requiring that the judgment be paid within 14 days thereafter. On April 27, 2009, the government filed a response in which it asserted that the motion was moot with respect to 29 of the leases because the amounts attributable to those leases are currently being processed for payment, but argued that it should not be required to pay amounts due with respect to six leases in which there are minority interests held by non-lessee parties until these minority interest owners themselves tender their interests in the leases. The plaintiffs believe that the government’s argument with respect to the six leases is without merit and oral argument on the motion has been set for May 6, 2009. The amount due to us that is not attributable to the six referenced leases is $56.6 million.
As mentioned above, Lease 452 was separated from the main body of the litigation by a motion filed by the government on January 19, 2006 seeking reconsideration of the Court’s ruling as it related to Lease 452. In seeking reconsideration, the government asserted that we should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons had been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $92.0 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008. On February 25, 2009 the Court entered a judgment in our favor in the amount of $91.4 million with respect to our claim to recover lease bonus payments for Lease 452. On April 24, 2009 the government filed a notice of appeal of this judgment. No calendar has yet been established for briefing and oral argument.
Although no payments will be made until all appeals have either been waived or exhausted and any delay tactics overcome, the judgment in the Amber Case was no longer appealable as of March 31, 2009. Accordingly, we recorded a receivable of $60.0 million for the proceeds of the offshore litigation and a related gain of $31.3 million after recovery of our $17.4 million cost basis and consideration of estimated contractual obligations and overriding royalty interests payable. When we ultimately receive the proceeds as a result of the Amber Case, and in the event we ultimately receive any proceeds as a result of the litigation related to Lease 452, we will be obligated to pay a portion of the proceeds to owners of royalty interests in the litigation proceeds, and to pay related litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
In March 2009, we entered into a Contingent Payment Rights Purchase Agreement (the “Purchase Agreement”) with Tracinda Corporation, a holder of approximately 39.4% of our outstanding common stock. Subject to the terms and conditions of the Purchase Agreement, on March 26, 2009, Tracinda Corporation purchased a contingent payment right for $14.9 million, and subsequently purchased an additional contingent payment right for $10.1 million on April 1, 2009 following our receipt of an opinion of an independent investment banking firm relating to the transaction, as required under our 7% senior notes indenture for transactions with affiliates. The contingent payment rights provide Tracinda with the right to receive up to $27.9 million of the net proceeds that we anticipate receiving in connection with our claims and the claims of Amber related to the Amber Case. We will also be obligated to pay $766,300 of the litigation proceeds to Ogle Properties, LLC pursuant to the terms of an agreement that was initially entered into in 1994 in connection with the acquisition of seven of the leases that later became the subject of the litigation (Leases 409, 415, 416, 421, 422, 460 and 464), and was most recently amended in October of 2002. In addition, overriding royalty interests in the litigation proceeds were granted in connection with the acquisition and financing of Leases 451, 452 and 453 in December of 1999. As a result of these overrides, Kaiser-Francis Oil Company is entitled to receive 5% of the net amount of the litigation proceeds received from Lease 453, BWAB Limited Liability Company is entitled to receive 3%, and each of Aleron H. Larson, Jr. and Roger A. Parker is entitled to receive 1%. The amount of litigation proceeds attributable to Lease 453 is $41.3 million. Each of these persons will also be entitled to receive similar percentages of litigation proceeds received from Lease 452, the gross amount of which is currently $91.4 million. Lease 451 is not subject to this litigation or separate litigation. Pursuant to an agreement dated November 2, 2000, we are also obligated to pay the owners of the Point Arguello Unit 20% of the net cash amount of litigation proceeds received from Leases 452 and 453 after deducting all compensation to be paid to attorneys and all reasonable and necessary expenses incurred. The net amounts of these payments are currently estimated to be approximately $7.4 million with respect to Lease 453 and approximately $16.5 million with respect to Lease 452.
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
Castle/Longs Trust Litigation
As a result of the acquisition of Castle Energy in April 2006, our wholly-owned subsidiary, DPCA LLC, as successor to Castle, became party to Castle’s ongoing litigation with the Longs Trust in District Court in Rusk County, Texas. The Longs Trust litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Longs Trust is seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees have been granted by the trial court and upheld on appeal. At a hearing on March 26, 2009 the Court awarded a final judgment to us in the amount of $659,400. We intend to vigorously defend the Longs Trust breach of contract claims. We have not accrued any recoveries associated with the judgment against the Longs Trust, but will do so when and if they are ultimately collected. Mediation has been scheduled to occur in June.
Allen M. Wall et al. vs. Delta Petroleum Corporation, et al.
On March 20, 2009, a complaint was filed in Benton County Superior Court, Washington naming us and several individuals as defendants (Civil Action Number 09-2-00752-4). The plaintiffs allege in the Complaint that our negligence and the negligence of the other defendants caused the plaintiffs to suffer injuries and other damages as a result of a rig accident that occurred on the Gray Well in the Columbia River Basin on July 25, 2008. Our insurance carriers have been notified and tender letters have been forwarded to certain contractors, including DHS Drilling Company, to provide defense pursuant to the terms of the related contracts with those parties. No answer has yet been filed in this case.
Litigation with Vendors
We are currently engaged in litigation with certain of our vendors regarding amounts claimed to be due for goods and services. More specifically, on December 19, 2008 separate actions were filed in Denver District Court, Colorado by Treadway Trucking, LLC (Case Number 2008CV10932) and Renegade Oilfield Services (Case Number 2008CV10908) seeking monetary damages in unspecified amounts claimed to be past due. We dispute the amounts claimed to be due and have moved for the two actions to be consolidated. We have also asserted counterclaims against both parties for damages sustained by us for illegal dumping of hazardous materials on private land.
In addition, we have had mechanics and materialman liens filed against certain of our assets. While we have entered into payment schedules with certain of the lienholders or are disputing certain of the underlying payment obligations, the existence of these liens resulted in a breach of a covenant in the Delta Credit Facility that was waived until May 15, 2009 by the Forbearance Agreement and Amendment to the Credit Facility.

On March 16, 2009, a complaint was filed in Laramie County District Court, Wyoming by Bar S, Inc. and Riatta Enterprises, LLC (Civil Docket Number 173-575) seeking an aggregate of $820,000 for amounts claimed to be past due for services allegedly rendered to the Company. The Company disputes the amounts claimed to be due and has filed an answer.
Litigation has also been commenced against the Company by two other vendors seeking payment of amounts due, but both have agreed to payment schedules with the Company and the litigation is in abatement as long as payments continue to be made as agreed.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 29, 2009 and is incorporated herein by reference. In addition, we are subject to the following risks:
Risks relating to our business and industries
We incurred operating and net losses in 2008 and the first quarter of 2009, and may continue to be adversely affected by low natural gas prices.
We incurred an operating loss of $464.5 million and a net loss attributable to Delta common stockholders of $456.1 million in 2008. For the three month period ended March 31, 2009, our operating loss was $9.0 million and our net loss attributable to Delta common stockholders was $25.6 million. Our results of operations are affected by changes in natural gas and oil prices, which declined significantly during the fourth quarter of 2008 and the first quarter of 2009 and remain at low levels. There is a significant glut in natural gas production in the United States, and it may continue to depress prices regardless of general economic conditions. In addition, current economic fundamentals portray a dismal outlook for natural gas prices for at least a significant portion of 2009. Until natural gas and oil prices increase significantly, our results will continue to be adversely affected.
We are not in compliance with certain financial covenants in our credit agreement, and we face significant immediate requirements to fund obligations in excess of our existing sources of liquidity.
We are not in compliance with certain covenants in our credit agreement, pursuant to which we had $293.8 million in borrowings outstanding as of March 31, 2009. As a result of the covenant defaults, we classified the debt outstanding under our credit agreement as of December 31, 2008 as a current liability in our consolidated balance sheet. As of December 31, 2008 and March 31, 2009, we had working capital deficiencies of $341.8 million and $441.8 million, respectively. The debt outstanding under our credit agreement has not been accelerated because we have entered into a forbearance agreement with the lenders thereunder which expires on May 15, 2009. Because of our net loss attributable to Delta common stockholders of $456.1 million for the year ended December 31, 2008, our working capital deficiency of $341.8 million at that date, including the debt outstanding under our credit agreement, and our significant immediate and long-term obligations in excess of our existing sources of liquidity, our auditors have issued an audit report on our 2008 annual financial statements that contains a “going concern” explanatory paragraph.
We have taken several steps to mitigate our liquidity concerns, including entering into two forbearance agreements with our lenders described below and actively pursuing capital raising activities, such as potential securities issuances, joint ventures and other industry partnerships or non-core asset dispositions. In addition, we have reduced our capital expenditure program and implemented additional cost saving measures, including a reduction in force affecting approximately one-third of our personnel and salary reductions for our executive officers and certain members of senior management. While these steps and receipt of the net proceeds from the favorable litigation judgment described below will mitigate our liquidity concerns, we can provide no assurances that we will have sufficient resources to fund our cash needs in the future. Our ability to fund our cash needs during that period will be dependent on improved natural gas and oil prices, decreased operating costs, and success in our efforts to access additional capital markets funding, make non-core assets dispositions or receive financial support from new joint venture partners. No assurances can be given that any of such factors will occur or be available. There can be no assurance that we will in fact meet our covenant requirements in the foreseeable future. If we do not meet these covenants, our lenders would be entitled to accelerate our outstanding debt in accordance with the terms of the credit agreement, and we may be unable to negotiate another forbearance agreement with them. If we are unsuccessful in negotiating a forbearance agreement, we cannot assure you that we will not have to seek bankruptcy protection.
Sources of liquidity sufficient to fund our current operations may be unavailable to us.
Our efforts to improve our liquidity position will be very challenging given the current economic climate. Current economic fundamentals portray a dismal outlook for the oil and natural gas exploration and development business for at least the remainder of 2009 due to extremely low and volatile oil and natural gas prices, in particular natural gas prices, since sales of natural gas represent approximately 80% of our total revenues for the quarter ended March 31, 2009, coupled with a global recession that is projected to be the longest and most severe in the post- World War II period. These economic conditions have resulted in a decline in our revenues, cash flow, and available capital, and have caused us to significantly decrease our drilling activities and operations. Moreover, the full effect of many of the actions that we have taken to improve our liquidity will not be realized until later in 2009, even if they are successfully implemented.
There is no assurance that industry or capital markets conditions will improve in the near term. Even if we implement capital raising transactions, and the operating actions that are substantially within our control, our estimated liquidity in the future may not be sufficient to operate our business and to satisfy the requirements of our credit agreements.
DHS has significant near-term liquidity issues.
DHS is currently not in compliance with a covenant in its credit agreement, pursuant to which it had $93.6 million outstanding as of March 31, 2009.
On August 15, 2008, DHS entered into an agreement with Lehman Commercial Paper, Inc. (“LCPI”) to amend its existing LCPI credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. Because of LCPI’s bankruptcy and default, DHS does not have any additional borrowing capacity under the LCPI facility. As of March 31, 2009, DHS was in compliance with its quarterly financial covenants. However, under the revised agreement, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and accordingly, DHS was not in compliance with this covenant at March 31, 2009. As a result, we have classified the entire $93.6 million of debt outstanding under the DHS credit agreement as a current liability in our consolidated balance sheet as of March 31, 2009.
Subsequently, on April 22, 2009, DHS entered into a forbearance agreement (the “DHS Forbearance”) with LCPI in which LCPI agreed to forbear until May 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit facility or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable.
In conjunction with the DHS Forbearance, DHS paid a fee of $250,000 and made a $1.25 million prepayment on the credit agreement. During the forbearance period, DHS must use 75% of any accounts receivable collected to pay down its credit agreement. Delta is a significant debtor of DHS, with accounts payable to DHS of approximately $25 million as of March 31, 2009.
We expect that DHS will be unable to satisfy certain additional covenants in the credit agreement during the second quarter of 2009. DHS intends to seek to re-negotiate its credit agreement with LCPI. If it is unable to reach a mutually satisfactory arrangement with LCPI, LCPI could seek to accelerate payment of the loan and foreclose on DHS’ assets. All of the DHS rigs are pledged as collateral for the DHS credit agreement, and would be subject to foreclosure in the event of a default under the credit agreement. In the event DHS is deemed insolvent, we may need to writedown or write-off our investment in DHS.
Natural gas and oil prices are volatile. Declining prices have adversely affected our financial position, financial results, cash flows, access to capital and ability to grow.
Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for the natural gas and oil we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks is subject to periodic redeterminations based on prices specified by our lenders at the time of redetermination. In addition, we may have asset carrying value writedowns if prices fall, as was the case in 2008. Historically, the markets for natural gas and oil have been volatile and they are likely to continue to be volatile. Wide fluctuations in natural gas and oil prices may result from relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors that are beyond our control, including:
•	worldwide and domestic supplies of natural gas and oil;

•	the level of consumer demand;

•	overall domestic and global economic conditions;

•	the price and availability of alternative fuels;

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	the price and level of foreign imports;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; and

•	political instability or armed conflict in oil-producing regions.
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
Our credit ratings have been downgraded to historically low levels. As of April 28, 2009, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook is “negative.” As of April 28, 2009, our corporate credit and senior unsecured debt ratings were CCC and CC, respectively, as issued by Standard and Poor’s. S&P’s outlook is on “credit watch.” Our credit ratings reflect the agencies’ concerns over our financial strength. Our current credit ratings reduce our access to the unsecured debt markets and will unfavorably impact our overall cost of borrowing. Further downgrades of our current credit ratings or significant worsening of our financial condition could adversely affect our borrowing costs, reduce our access to capital and increase interest costs on our borrowings, and could also result in increased demands by our suppliers for accelerated payment terms or other more onerous supply terms.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness and to third parties generally.
As of March 31, 2009, our total outstanding indebtedness was $637.7 million, including $293.8 million of outstanding borrowings drawn under our credit agreement which are classified as a current liability in our consolidated balance sheet. In addition, as of March 31, 2009, $93.6 million of outstanding borrowings by our subsidiary DHS under its credit facility were classified as a current liability. Our indebtedness (excluding installments payable on property acquisitions secured by restricted cash deposits) represented 45.5% of our total book capitalization (total debt, excluding installments payable, plus total equity) at March 31, 2009. As of March 31, 2009, we had no additional availability under our credit agreement.
Our 7% senior notes indenture currently limits our incurrence of additional secured borrowings. Our degree of leverage could have important consequences, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, further exploration, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of any cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of other indebtedness in the future could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under our credit agreement, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	as we have pledged most of our natural gas and oil properties and the related equipment, inventory, accounts and proceeds as collateral for the borrowings under our credit agreement, they may not be pledged as collateral for other borrowings and would be at risk of foreclosure in the event of a default thereunder;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	our business is vulnerable in the present downturn to general economic conditions, and we will be unable to carry out capital spending and exploration activities that are important to our growth; and

•	we currently are out of compliance with covenants under our credit agreement, which have required us to seek waivers and/or forbearance agreements from our lenders. In the future, waivers and/or forbearance agreements may be more difficult to obtain because of the current economic environment. As discussed above, the credit agreement requires us to repay significant amounts outstanding under our credit agreement in the near term, and failure to do so could result in acceleration of amounts due thereunder.
We may incur additional debt, including secured indebtedness, or issue preferred stock in order to maintain adequate liquidity, develop our properties and make future acquisitions. A higher level of indebtedness increases the risk that we may default on our obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, natural gas and oil prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets, the number of shares of capital stock we have authorized, unissued and unreserved, and our performance at the time we need capital.
In addition, our bank borrowing base is subject to periodic redetermination, with the next determination date scheduled for September 1, 2009. A further reduction to our borrowing base could require us to repay indebtedness of amounts outstanding above the borrowing base, or we might be required to provide the lenders with additional collateral. We are currently engaged in seeking capital from a number of sources, including potential securities issuances and joint ventures or similar industry partnerships to enhance our liquidity. We may not be able to complete some or any of these steps. Even if we do, we cannot assure you that the terms will be satisfactory to us or sufficiently enhance our liquidity.
The current financial crisis may impact our business and financial condition in ways we cannot predict.
The continued credit crisis and related turmoil in the global financial system may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Anticipated internally generated cash flow, cash resources and other sources of liquidity historically have not been sufficient to fund all of our expenditures, and we have relied on the capital markets and asset monetization transactions to provide us with additional capital. Our ability to access the capital markets has been restricted as a result of this crisis and may be restricted in the future when we would like, or need, to raise capital. The financial crisis may also limit the number of prospects for our potential joint venture or asset monetization transactions or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate situation could also adversely affect the collectability of our trade receivables and cause our commodity hedging arrangements, if any, to be ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, the current economic situation could lead to further reduced demand for natural gas and oil, or lower prices for natural gas and oil, or both, which would have a negative impact on our revenues.
We have recently engaged in, and marketed certain of our assets in, joint venture transactions that monetize, or would monetize, a portion of our investment in certain plays and provide drilling cost carries for our retained interest. If our joint venture partners in these transactions and proposed transactions, if completed, were not able to meet their obligations under these arrangements, we may be required to fund these expenditures from other sources or further reduce our drilling activities. In addition, we cannot assure you that we will complete any such proposed transaction.
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
Although the proved undeveloped reserves attributable to our Piceance Basin properties are not economic using spot natural gas prices as of March 31, 2009, we believe they are economically recoverable based on applicable current quoted natural gas and crude oil futures prices. The Piceance Basin properties contain nearly all of our proved undeveloped reserves. Further development of these properties depends on higher commodity prices in the future, reductions in future drilling costs, or a combination of both, and availability of capital from internal or external sources, such as joint venture partners.
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
We do not always encounter commercially productive reservoirs through our drilling operations. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in wells we drill or participate in. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further,our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:
•	increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment;

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions; and

•	compliance with environmental and other governmental requirements.
If natural gas or oil or prices continue to decrease or exploration and development efforts are unsuccessful, we may be required to take further writedowns.
We have been required to write down the carrying value of our oil and gas properties and other assets. For example, in 2008 we recorded an impairment provision to our proved and unproved properties totaling approximately $305.6 million primarily related to the Newton, Midway Loop, Opossum Hollow and Angleton fields in Texas ($192.5 million), Paradox field in Utah ($30.5 million), Howard Ranch and Bull Canyon fields in the Rockies ($32.0 million), Hingeline field in Utah ($40.8 million) and our offshore California field ($9.8 million). In addition, we recorded impairments to our Paradox pipeline ($21.5 million) and certain DHS rigs ($21.6 million) and we wrote off DHS goodwill ($7.7 million). The impairments resulted primarily from the significant decline in commodity pricing during the fourth quarter of 2008. There is a risk that we will be required to take additional writedowns in the future, which would reduce our earnings and stockholders’ equity. A writedown could occur when oil and natural gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration and development results.

We account for our crude oil and natural gas exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells (wells drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir), development dry holes (wells found to be incapable of producing either oil or gas in sufficient quantities to justify completion as oil or gas wells) and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. If the carrying amount of our oil and gas properties exceeds the estimated undiscounted future net cash flows, we will adjust the carrying amount of the oil and gas properties to their estimated fair value.
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
In addition to the impairments in 2008 described above, during the year ended December 31, 2007, impairments of $59.4 million were recorded primarily related to the Howard Ranch and Fuller fields in Wyoming ($38.4 million and $10.3 million, respectively), and the South Angleton field in Texas ($9.7 million), primarily due to lower Rocky Mountain natural gas prices and marginally economic deep zones on the Howard Ranch Prospect.
We are continuing to develop and evaluate certain properties on which favorable or unfavorable results or commodity prices may cause us to revise in future years our estimates of those properties’ future cash flows. Such revisions of estimates could require us to record an impairment in the period of such revisions.
During 2008, we recorded dry hole costs totaling $111.9 million for nine wells in Utah, four wells in Texas, two wells in Wyoming, two wells in California, one well in Louisiana and a nonoperated project in the Columbia River Basin. During 2007, we recorded dry hole costs for three wells located in Texas, two wells in Wyoming, one well in Colorado and one well in Utah totaling approximately $28.1 million. We incurred dry hole and impairment costs of approximately $1.4 million for the three months ended March 31, 2009 compared to $2.3 million for the comparable period a year ago. During the three months ended March 31, 2009, dry hole costs primarily related to unproved property impairments and proved property impairments on miscellaneous California properties where well performance recently declined.
At March 31, 2009, we had $20.0 million classified as exploratory work in process related primarily to our Columbia River Basin well currently being drilled. During 2009, these costs will be capitalized as successful wells if proved reserves are found or expensed as dry holes based on final drilling results.
Lower natural gas and oil prices have negatively impacted, and could continue to negatively impact, our ability to borrow.
Our credit agreement limits our borrowings to the lesser of the borrowing base and the total commitments. The borrowing base is determined periodically and is based in part on natural gas and oil prices. Additionally, the indenture governing our 7% senior notes contains covenants limiting our ability to incur indebtedness in addition to that incurred under our credit agreement. These agreements limit our ability to incur additional indebtedness unless we meet one of two alternative tests. The first alternative is based on our adjusted consolidated net tangible assets (as defined in our lending agreements), which is determined using discounted future net revenues from proved natural gas and oil reserves as of the end of each year. The second alternative is based on the ratio of our consolidated EBITDAX (as defined in the relevant indentures) to our adjusted consolidated interest expense over a trailing 12 month period. Currently our borrowing base has been redetermined at a level that will not permit additional borrowing under our credit agreement. Lower natural gas and oil prices in the future could reduce our consolidated EBITDAX, as well as our adjusted consolidated net tangible assets, and thus could reduce our ability to incur additional indebtedness. Lower natural gas and oil prices could also further reduce the borrowing base under our credit agreement, and if such borrowing base were reduced below the amount of borrowings outstanding, we would be required to repay an amount of borrowings such that outstanding borrowings do not exceed the borrowing base. Pursuant to the credit agreement, our borrowing base under the credit agreement will be reduced to $225.0 million with a $185.0 million conforming basis upon expiration of the forbearance period, which will be redetermined on September 1, 2009, and we are required to pay down the $70.0 million difference currently existing between the amount borrowed under the prior $295.0 million borrowing base.
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
The cost to develop our proved reserves as of December 31, 2008 was estimated to be approximately $1.3 billion. In the current financing environment, we expect it to be difficult to obtain capital, which may limit our success in attracting joint venture or industry partners to develop our reserves. We may drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in economic quantities. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well, or in the event of lower than expected commodity prices. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

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
Hedging transactions may limit our potential gains or expose us to other risks.
In order to manage our exposure to price risks in the marketing of oil and gas, we periodically enter into oil and gas price hedging arrangements. While intended to reduce the effects of volatile oil and gas prices, such transactions, depending on the hedging instrument used, may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	production is substantially less than expected;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts gas or oil prices.
The total gains on derivative instruments recognized in our statements of operations were $21.7 million, $10.0 million, and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with the terms of our credit agreement, we have entered into derivative contracts which establish a floor price for 40% our anticipated production for the last two quarters of 2009, 70% for the calendar year 2010 and 50% for the calendar year 2011. For the quarter ended March 31, 2009 we recorded approximately $5.5 million of unrealized noncash losses, and in the future we will record non-cash gains or losses depending on changes in the natural gas and oil prices between now and when we settle the derivative contracts.
Certain of our hedges may be ineffective due to basis differential.
Although the majority of our currently outstanding derivative contracts are based on the CIG index on which our Rocky Mountain natural gas is sold, certain of our derivative contracts are based on the NYMEX Henry Hub index. Whereas the Henry Hub is located in Texas, the natural gas production from our Rocky Mountain Region properties, which comprises a significant percentage of our natural gas production, is not sold at the Henry Hub but rather in the Rocky Mountain region. Prices for natural gas are determined to a significant extent by factors affecting the regional supply of and demand for natural gas, which include quality, grade, and the degree to which pipeline and processing infrastructure exists in the region. Those factors result in basis differentials between the published indices generally used to establish the price received for regional natural gas production, such as the NYMEX Henry Hub index, and the actual (frequently lower) price we receive for our production. If the basis differential is significant, those particular hedges may not be effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”), that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the three months ended March 31, 2009.

Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number of	Average Price	Purchased as Part of	(or Units) that May Yet
	Shares(or Units)	Paid Per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit) (2)	Plans or Programs (3)	the Plans or Programs (3)
January 1 – January 31, 2009	35,138	5.24	-	-
February 1 – February 28, 2009	-	-	-	-
March 1 – March 31, 2009	-	-	-	-

Total	35,138	5.24	-	-
(1)
Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of the stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions.

(2)	The stated price does not include any commission paid.

(3)	These sections are not applicable as the Company has no publicly announced stock repurchase plans.
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.
Item 6. Exhibits.
Exhibits are as follows:
10.1
Contingent Payment Rights Purchase Agreement by and between the Company and Tracinda Corporation, dated as of March 26, 2009. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 1, 2009.

10.2
Amendment Letter to First Amendment to Second Amended and Restated Credit Agreement dated April 14, 2009, among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed April 15, 2009.

10.3
Forbearance Agreement dated as of April 22, 2009 among DHS Holding Company, DHS Drilling Company and Lehman Commercial Paper, Inc. under that certain Amended and Restated Credit Agreement dated as of August 15, 2008, as amended by that certain Amendment No. 1, dated as of September 19, 2008. Filed herewith electronically.

10.4
Second Amendment Letter to First Amendment to Second Amended and Restated Credit Agreement dated April 30, 2009, by and among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed May 1, 2009.

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
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: May 5, 2009

EXHIBIT INDEX:
10.1
Contingent Payment Rights Purchase Agreement by and between the Company and Tracinda Corporation, dated as of March 26, 2009. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 1, 2009.

10.2
Amendment Letter to First Amendment to Second Amended and Restated Credit Agreement dated April 14, 2009, among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed April 15, 2009.

10.3
Forbearance Agreement dated as of April 22, 2009 among DHS Holding Company, DHS Drilling Company and Lehman Commercial Paper, Inc. under that certain Amended and Restated Credit Agreement dated as of August 15, 2008, as amended by that certain Amendment No. 1, dated as of September 19, 2008. Filed herewith electronically.

10.4
Second Amendment Letter to First Amendment to Second Amended and Restated Credit Agreement dated April 30, 2009, by and among Delta Petroleum Corporation, JPMorgan Chase Bank, N.A. and certain other financial institutions named therein. Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed May 1, 2009.

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