Form 10-Q
period 2009-09-30
DELTA PETROLEUM CORP/CO
filed 2009-11-05
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ___ No X
276,698,885 shares of common stock, $.01 par value per share, were outstanding as of November 1, 2009.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

I

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,683	$65,475
Short-term restricted deposits	102,898	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $652, respectively	13,698	30,437
Deposits and prepaid assets	4,682	11,253
Inventories	7,880	9,140
Deferred tax assets	-	231
Other current assets	5,955	6,221

Total current assets	145,796	222,757

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	292,317	415,573
Proved	1,387,612	1,365,440
Drilling and trucking equipment	181,229	194,223
Pipeline and gathering systems	98,452	86,076
Other	16,095	29,107

Total property and equipment	1,975,705	2,090,419
Less accumulated depreciation and depletion	(760,682)	(658,279)

Net property and equipment	1,215,023	1,432,140

Long-term assets:
Long-term restricted deposit	200,000	200,000
Marketable securities	1,977	1,977
Investments in unconsolidated affiliates	14,032	17,989
Deferred financing costs	3,861	7,640
Other long-term assets	14,339	12,460

Total long-term assets	234,209	240,066

Total assets	$1,595,028	$1,894,963

LIABILITIES AND EQUITY
Current liabilities:
Credit facility - Delta	$-	$294,475
Credit facility – DHS	83,268	-
Installments payable on property acquisition	99,356	97,453
Accounts payable	56,567	159,024
Executive severance payable	2,898	-
Other accrued liabilities	16,724	13,576
Derivative instruments	14,551	-

Total current liabilities	273,364	564,528

Long-term liabilities:
Installments payable on property acquisition, net of current portion	192,013	188,334
7% Senior notes	149,591	149,534
3 3/4% Senior convertible notes	102,894	99,616
Credit facility - Delta	123,038	-
Credit facility - DHS	-	93,848
Asset retirement obligations	8,197	6,585
Derivative instruments	12,483	-
Deferred tax liabilities	-	1,024

Total long-term liabilities	588,216	538,941

Commitments and contingencies

Equity:
Preferred stock, $.01 par value: authorized 3,000,000 shares, none issued	-	-
Common stock, $.01 par value; authorized 300,000,000 shares, issued 276,728,000 shares at September 30, 2009 and 103,424,000 shares at December 31, 2008	2,767	1,034
Additional paid-in capital	1,622,808	1,372,123
Treasury stock at cost; 1,038,000 shares at September 30, 2009 and 36,000 shares at December 31, 2008	(2,057)	(540)
Executive severance payable in common stock	1,700	-
Accumulated deficit	(904,925)	(610,227)

Total Delta stockholders’ equity	720,293	762,390

Non-controlling interest	13,155	29,104

Total equity	733,448	791,494

Total liabilities and equity	$1,595,028	$1,894,963

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$21,534	$60,288
Contract drilling and trucking fees	2,538	11,760
Loss on offshore litigation award	(150)	-

Total revenue	23,922	72,048

Operating expenses:

Lease operating expense	7,566	7,679
Transportation expense	2,089	3,630
Production taxes	1,156	3,862
Exploration expense	891	2,870
Dry hole costs and impairments	53,406	8,149
Depreciation, depletion, amortization and accretion – oil and gas	25,715	29,600
Drilling and trucking operating expenses	2,818	8,245
Depreciation and amortization – drilling and trucking	5,545	2,722
General and administrative	9,951	14,892

Total operating expenses	109,137	81,649

Operating loss	(85,215)	(9,601)

Other income and (expense):

Interest expense and financing costs	(10,729)	(11,605)
Interest income	1,023	3,142
Other income (expense)	220	(3,896)
Realized gain on derivative instruments, net	370	10,820
Unrealized gain (loss) on derivative instruments, net	(5,923)	54,779
Income gain (loss) from unconsolidated affiliates	(454)	2,122

Total other income (expense)	(15,493)	55,362

Income (loss) from continuing operations before income taxes and discontinued operations	(100,708)	45,761

Income tax expense (benefit)	265	(2,175)

Income (loss) from continuing operations	(100,973)	47,936

Discontinued operations:

Gain on sale of discontinued operations, net of tax	-	715

Net income (loss)	(100,973)	48,651

Less net loss attributable to non-controlling interest	4,146	147

Net income (loss) attributable to Delta common stockholders	$(96,827)	$48,798

Amounts attributable to Delta common stockholders:
Gain (loss) from continuing operations	$(96,827)	$48,083
Income (loss) from discontinued operations, net of tax	-	715

Net income (loss)	$(96,827)	$48,798

Basic income (loss) attributable to Delta common stockholders per common share:
Gain (loss) from continuing operations	$(0.35)	$0.47
Discontinued operations	-	0.01

Net income (loss)	$(0.35)	$0.48

Diluted income (loss) attributable to Delta common stockholders per common share:
Gain (loss) from continuing operations	$(0.35)	$0.46
Discontinued operations	-	0.01

Net income (loss)	$(0.35)	$0.47

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$65,041	$187,280
Contract drilling and trucking fees	9,425	30,355
Gain on offshore litigation award	31,054	-

Total revenue	105,520	217,635

Operating expenses:

Lease operating expense	25,013	24,722
Transportation expense	7,849	7,902
Production taxes	3,761	11,666
Exploration expense	2,422	5,805
Dry hole costs and impairments	161,471	10,918
Depreciation, depletion, amortization and accretion – oil and gas	82,469	77,391
Drilling and trucking operating expenses	10,416	20,597
Depreciation and amortization – drilling and trucking	17,512	9,573
General and administrative	31,545	42,139
Executive severance expense, net	3,739	-

Total operating expenses	346,197	210,713

Operating income (loss)	(240,677)	6,922

Other income and (expense):

Interest expense and financing costs	(43,686)	(30,218)
Interest income	1,779	8,400
Other income (expense)	1,630	(3,624)
Realized gain on derivative instruments, net	370	2,055
Unrealized gain (loss) on derivative instruments, net	(27,034)	13,574
Gain (loss) from unconsolidated affiliates	(3,324)	2,814

Total other expense	(70,265)	(6,999)

Loss from continuing operations before income taxes and discontinued operations	(310,942)	(77)

Income tax benefit	(53)	(3,632)

Income (loss) from continuing operations	(310,889)	3,555

Discontinued operations:

Gain on sale of discontinued operations, net of tax	-	719

Net income (loss)	(310,889)	4,274

Less net loss attributable to non-controlling interest	16,191	355

Net income (loss) attributable to Delta common stockholders	$(294,698)	$4,629

Amounts attributable to Delta common stockholders:
Gain (loss) from continuing operations	$(294,698)	$3,910
Income (loss) from discontinued operations, net of tax	-	719

Net income (loss)	$(294,698)	$4,629

Basic income (loss) attributable to Delta common stockholders per common share:
Gain (loss) from continuing operations	$(1.55)	$0.04
Discontinued operations	-	0.01

Net income (loss)	$(1.55)	$0.05

Diluted income (loss) attributable to Delta common stockholders per common share:
Gain (loss) from continuing operations	$(1.55)	$0.04
Discontinued operations	-	0.01

Net income (loss)	$(1.55)	$0.05

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND
COMPREHENSIVE LOSS
(Unaudited)

			Additional			Executive	Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		severance pay-	mulated	stockholders’	controlling	Total
	Shares	Amount	capital	Shares	Amount	able in Stock	deficit	equity	interest	equity

	(In thousands)
Balance, January 1, 2009	103,424	$1,034	$1,372,123	36	$(540)	$-	$(610,227)	$762,390	$29,104	$791,494

Net loss and comprehensive loss	-	-	-	-	-	-	(294,698)	(294,698)	(16,191)	(310,889)
Shares issued for cash, net of offering costs	172,500	1,725	245,193	-	-	-	-	246,918	-	246,918
Treasury stock acquired by subsidiary	-	-	-	12	(47)	-	-	(47)	47	-
Issuance of non-vested stock	814	8	(9)	(16)	248	-	-	247	(256)	(9)
Shares repurchased for withholding taxes	(130)	(1)	(349)	6	(18)	-	-	(368)	(12)	(380)
Forfeiture of restricted shares	(195)	(2)	3	-	-	-	-	1	-	1
Cancellation of executive performance shares, tranches 2 and 3	(500)	(5)	5	-	-	-	-	-	-	-
Executive severance payable in common stock	1,000	10	1,690	1,000	(1,700)	1,700	-	1,700	-	1,700
Executive severance – stock-based awards forfeited	(185)	(2)	(2,818)	-	-	-	-	(2,820)	-	(2,820)
Stock based compensation	-	-	6,970	-	-	-	-	6,970	463	7,433

Balance, September 30, 2009	276,728	$2,767	$1,622,808	1,038	$(2,057)	$1,700	$(904,925)	$720,293	$13,155	$733,448

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(310,889)	$4,274
Adjustments to reconcile net loss to cash provided by operating activities:
Basis in offshore properties recovered through litigation	17,647	-
Gain on sale of drilling rig	(1,663)	-
Gain on sale of discontinued operations	-	(719)
Depreciation, depletion, amortization and accretion – oil and gas	82,469	77,391
Depreciation and amortization – drilling and trucking	17,512	9,573
Dry hole costs and impairments	161,471	4,732
Impairment on marketable securities	-	3,046
Stock based compensation	7,433	12,041
Executive severance payable in common stock	1,700	-
Executive severance – stock-based awards forfeited	(2,820)	-
Amortization of deferred financing costs	10,029	5,992
Accretion of discount on installments payable	5,582	4,245
Unrealized (gain) loss on derivative instruments	27,034	(13,574)
(Income) loss from unconsolidated affiliates	3,660	(2,347)
Deferred income tax benefit	(53)	(3,632)
Other	(66)	(30)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	16,869	(19,662)
(Increase) decrease in deposits and prepaid assets	3,638	(12,779)
(Increase) in inventories	(655)	-
Increase in other current assets	(2,576)	(145)
Increase (decrease) in accounts payable	(18,751)	17,333
Increase in other accrued liabilities	2,588	7,579

Net cash provided by operating activities	20,159	93,318

Cash flows from investing activities:
Additions to property and equipment	(143,675)	(363,078)
Acquisitions	-	(219,679)
Proceeds for sales of oil and gas properties	-	42,000
Proceeds from sales of drilling rig and equipment	8,247	2,644
Increase in restricted deposit	-	(300,000)
Increase in certificates of deposit	-	-
Additions to drilling and trucking equipment	(1,648)	(45,338)
Proceeds from minority interest contributions	-	12,000
Investment in unconsolidated affiliates	295	(6,278)
Loans to affiliate	-	(490)
Increase in other long-term assets	(419)	(178)

Net cash used in investing activities	(137,200)	(878,397)

Cash flows from financing activities:
Proceeds from borrowings	77,000	325,488
Repayments of borrowings	(259,017)	(133,613)
Payment of deferred financing costs	(2,272)	(3,199)
Proceeds from sale of offshore litigation contingent payment rights	25,000	-
Repurchase of offshore litigation contingent payment rights	(25,000)	-
Proceeds from note payable – DHS	-	-
Stock issued for cash, net	246,918	662,043
Stock issued for cash upon exercise of options	-	4,827
Shares repurchased for withholding taxes	(380)	(1,030)

Net cash provided by financing activities	62,249	854,516

Net increase (decrease) in cash and cash equivalents	(54,792)	69,437

Cash and cash equivalents at beginning of period	65,475	9,793

Cash and cash equivalents at end of period	$10,683	$79,230

Supplemental cash flow information:
Cash paid for interest and financing costs	$15,697	$14,912

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2008, the Company was not in compliance with the current ratio and accounts payable covenants under its credit agreement. Pursuant to a redetermination made as of February 1, 2009, the borrowing base under the Company’s credit agreement was reduced to $225.0 million upon completion of the Company’s underwritten public offering on May 13, 2009 of 172.5 million shares of the Company’s common stock at $1.50 per share for net proceeds of $247.2 million, net of underwriting commissions and related offering expenses. The proceeds were used to reduce amounts outstanding under the Company’s credit agreement and to pay accounts payable. Pursuant to another regularly scheduled redetermination, as of October 30, 2009 the borrowing base under the Company’s credit agreement was further reduced to $185.0 million, of which $20.0 million of required availability must be maintained, effectively limiting the credit capacity to $165.0 million.
The Company experienced a net loss attributable to Delta common stockholders of $294.7 million for the nine months ended September 30, 2009, and at September 30, 2009 had a working capital deficiency of $127.4 million, including $83.3 million outstanding under the credit agreement of DHS Drilling Company (“DHS”), the Company’s 49.8% subsidiary (which is classified as current liabilities in the accompanying balance sheet), which raises substantial doubt about the Company’s ability to continue as a going concern.
At September 30, 2009, the Company was in compliance with its quarterly financial ratio covenants under its credit agreement and received a waiver of its capital expenditures limitation of the three months ended September 30, 2009. In addition, in conjunction with the October 30, 2009 borrowing base redetermination, the Company was granted waivers of its current ratio and senior secured debt to EBITDAX ratio for the quarters ending December 31, 2009 and March 31, 2010. The next scheduled borrowing base redetermination under the Company’s credit agreement is to be effective March 1, 2010.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(2)	Going Concern, Continued
At September 30, 2009, DHS was in not in compliance with its obligation to provide to Lehman Commercial Paper, Inc. (“LCPI”) by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor and DHS’s previous forbearance agreement with LCPI expired on June 15, 2009. In addition, DHS was not in compliance with its various financial covenants as of September 30, 2009. Although DHS is in ongoing negotiations with LCPI to modify the terms of the existing DHS credit facility, there can be no assurance that DHS will be able to renegotiate the terms of its debt agreement. The DHS facility is non-recourse to Delta.
While the May 2009 public equity offering has substantially funded the Company’s near term liquidity needs, the Company continues to pursue other potential capital raising activities, such as joint ventures, or other industry partnerships, or non-core asset dispositions. The Company continues to limit its capital expenditure program and agreed in conjunction with the October 30, 2009 borrowing base redetermination described above to limit capital expenditures to $10.0 million in the quarter ending December 31, 2009, $10.0 million in the quarter ending March 31, 2010, and $5.0 million in the quarter ending June 30, 2010. In addition, the Company has implemented additional cost saving measures, including reductions in force during the first half of 2009 that have reduced the Company’s total number of employees by approximately fifty percent.
Depending on changes in commodity prices, the outcome of the Company’s borrowing base redetermination scheduled for March 1, 2010 and developments related to the timing of receipt of the Company’s remaining offshore litigation award, the Company will evaluate the need to raise additional capital. There can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement when due, or, if not sufficient, or if additional defaults occur, that the lenders will be willing to waive the defaults or amend the agreement. In addition, there can be no assurance that cash flow from operations and other sources of liquidity, including asset sales or joint venture or other industry partnerships, will be sufficient to meet contractual, operating and capital obligations. The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.
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
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on properties that were held for sale during the three months and nine months ended September 30, 2008 but were not subsequently sold, have been reclassified from discontinued operations to continuing operations for all periods presented. Such reclassifications had no effect on net loss.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued

Cash Equivalents
Cash equivalents consist of money market funds and certificates of deposit. The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents.
Inventories
Inventories consist of pipe and other production equipment not yet in use. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value. During 2008, the Company pre-ordered and stockpiled significant amounts of tubing, casing and pipe inventory to ensure availability for its then aggressive Piceance Basin and Paradox Basin drilling program. Since then, with significantly lower commodity prices resulting in significant reductions in drilling capital expenditures and delays to drilling plans and with continued declines in steel prices, particularly during the second quarter of 2009, the value of these inventories has declined. As a result, during the three months ended June 30, 2009, the Company recorded an impairment of $4.3 million to the carrying value of its inventories, which is reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2009 as a component of dry hole costs and impairments.
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
Non-Controlling Interest
Non-controlling interest represents the 50.2% (47.2% owned by Chesapeake Energy Corporation (“Chesapeake”) and 3.0% owned by DHS executives) interest in DHS at September 30, 2009 and December 31, 2008.
Revenue Recognition

Oil and gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers. A liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2009 and December 31, 2008, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. For proved properties, if the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. No impairments were recorded to proved properties as a result of such assessment for the three or nine months ended September 30, 2009.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded impairment provisions attributable to unproved properties of $82.9 million for the three months ended June 30, 2009, including $38.6 million related to the Company’s non-operated Piceance leasehold in Garden Gulch, $26.7 million related to leasehold in the Haynesville Shale, $14.7 million related to leasehold in Lighthouse Bayou, and $2.3 million related to expired and expiring acreage in the Newton field. In addition, the Company recorded an impairment of $10.5 million to reduce the Company’s Vega area land carrying value to its estimated fair value. Lastly, the Company recorded an impairment of $1.9 million to reduce the Paradox pipeline carrying value to its estimated fair value. During the second quarter of 2009, the Company adjusted the timing of the development of the Garden Gulch properties to delay the drilling of additional wells. In addition, during the quarter, another working interest owner in the property sold its interest to an undisclosed buyer for an implied price less than the carrying value of the Company’s interests in the properties. With respect to the Company’s Haynesville Shale leasehold, during the second quarter of 2009, the Company began preparing prospect materials to support efforts to market the leasehold, including efforts to consolidate acreage blocks to optimize marketability, and received offers on certain portions of the leasehold at prices less than its carrying value. With respect to the Company’s Lighthouse Bayou leasehold, the Company was obligated under its exploration and development agreement, as amended, to spud an initial test well by July 1, 2009. In late May 2009, an amendment to the agreement was executed whereby the leases reverted to the original seller and the Company retained an option to participate in future transactions, if any, related to the leases contained in the area of mutual interest. With respect to the Vega area surface acreage, during the second quarter of 2009, the Company entered into negotiations to sell a portion of its surface acreage to an existing land owner in the area as part of an attempt to resolve access and right of way issues related to the development of the minerals and is in the process of marketing the remaining surface acreage. With respect to the Paradox pipeline, the Company received an offer for the associated gas plant for an amount less than the carrying value. In each case, as a result of the events and activities described, the Company evaluated its unproved leasehold or surface acreage and concluded that an impairment had occurred. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the nine months ended September 30, 2009.
As a result of such assessment for the three months ended September 30, 2009, the Company recorded impairment provisions attributable to unproved properties of $20.5 million, including $20.4 million related to the Company’s Columbia River Basin leasehold. The Company’s exploratory Gray well in the Columbia River Basin was determined to be a dry hole ($31.0 million dry hole expense) and as a result the Company’s leasehold position was evaluated to determine prospective acreage and value. In addition, the Company recorded proved property impairments totaling $1.9 million as a result of lower commodity prices attributable to two Gulf Coast area properties. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the three and nine months ended September 30, 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
During the remainder of 2009, the Company will continue to evaluate its proved and unproved properties on which favorable or unfavorable results or changes in natural gas or crude oil prices may cause a revision to future estimates of those properties’ future cash flows. Such revisions of estimates could require the Company to record impairments in the period of such revisions.
Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2009 to September 30, 2009 (amounts in thousands):

Asset retirement obligation – January 1, 2009	$8,737
Accretion expense	389
Change in estimate	465
Obligations incurred (from new wells)	1,185
Obligations assumed	375
Obligations settled	(84)

Asset retirement obligation – September 30, 2009	11,067
Less: Current portion of asset retirement obligation	(2,870)

Long-term asset retirement obligation	$8,197

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. The components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) attributable to common stockholders	$(96,827)	$48,798	$(294,698)	$4,629
Other comprehensive income transactions –
Change in fair value of available for sale securities	-	(2,492)	-	(3,046)
Loss on impairment of available for sale securities reclassified to earnings	-	2,757	-	3,046

Comprehensive income (loss)	$(96,827)	$49,063	$(294,698)	$4,629

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
Three and Nine Months Ended September 30, 2009 and 2008
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
At September 30, 2009, all of the Company’s outstanding derivative contracts were fixed price swaps. Under the swap agreements, the Company receives the fixed price and pays the floating index price. The Company’s swaps are settled in cash on a monthly basis. By entering into swaps, the Company effectively fixes the price that it will receive for the hedged production.
The following table summarizes the Company’s open derivative contracts at September 30, 2009:

							Net Fair Value
							Asset (Liability) at
Commodity	Volume		Fixed Price	Term		Index Price	September 30, 2009
							(In thousands)

Crude oil	1,000	Bbls / Day	$ 52.25	Oct ’09	- Dec ’09	NYMEX – WTI	$ (1,691)
Crude oil	1,000	Bbls / Day	$ 52.25	Jan ’10	- Dec ’10	NYMEX – WTI	(7,198)
Crude oil	500	Bbls / Day	$ 57.70	Jan ’11	- Dec ’11	NYMEX – WTI	(2,763)
Natural gas	4,000	MMBtu / Day	$ 5.720	Oct ’09	- Dec ’09	NYMEX – HHUB	326
Natural gas	6,000	MMBtu / Day	$ 5.720	Jan ’10	- Dec ’10	NYMEX – HHUB	(934)
Natural gas	10,000	MMBtu / Day	$ 4.105	Oct ’09	- Dec ’09	CIG	(150)
Natural gas	15,000	MMBtu / Day	$ 4.105	Jan ’10	- Dec ’10	CIG	(7,351)
Natural gas	4,373	MMBtu / Day	$ 3.973	Oct ’09	- Dec ’09	CIG	(118)
Natural gas	5,367	MMBtu / Day	$ 3.973	Jan ’10	- Dec ’10	CIG	(2,861)
Natural gas	12,000	MMBtu / Day	$ 5.150	Jan ’11	- Dec ’11	CIG	(3,299)
Natural gas	3,253	MMBtu / Day	$ 5.040	Jan ’11	- Dec ’11	CIG	(995)

							$(27,034)

The pre-credit risk adjusted fair value of the Company’s net derivative liabilities as of September 30, 2009 was $31.4 million. A credit risk adjustment of $4.4 million to the fair value of the derivatives reduced the reported amount of the net derivative liabilities on the Company’s consolidated balance sheet to $27.0 million.
The following table summarizes the fair values and location in the Company’s consolidated balance sheet of all derivatives held by the Company as of September 30, 2009 (in thousands):

Derivatives Not Designated as
Hedging Instruments	Balance Sheet Classification	Fair Value
Liabilities
Commodity Swaps	Derivative Instruments – Current Liabilities, net	$ 14,551
Commodity Swaps	Derivative Instruments – Long-Term Liabilities, net	12,483

Total		$ 27,034

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
The following table summarizes the unrealized losses and the classification in the consolidated statement of operations of derivatives not designated as hedging instruments for the nine months ended September 30, 2009 (in thousands):

		Amount of Gain
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	(Loss) Recognized in
Hedging Instruments	Income on Derivatives	Income on Derivatives

Commodity Swaps	Unrealized Loss on Derivative Instruments, net – Other Income and (Expense)	$(27,034)

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
The table below summarizes the total executive severance expense included in the accompanying statements of operations for the nine months ended September 30, 2009 (in thousands):

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
Three and Nine Months Ended September 30, 2009 and 2008
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
Stock Based Compensation
The Company recognizes the cost of share based payments over the period the employee provides service and includes such costs in general and administrative expense in the statements of operations.
Income (Loss) from Unconsolidated Affiliates
Income (loss) from unconsolidated affiliates includes the Company’s share of earnings or losses from equity method investments. In addition, during the quarter ended June 30, 2009, the Company recognized an impairment of the carrying value of its investment in Delta Oilfield Tank Company (“DOTC”) of $2.1 million, which reduced the carrying value of the Company’s investment in DOTC to approximately $1.0 million. The impairment was precipitated by DOTC’s increasing losses during the second quarter of 2009 compared to prior periods and deterioration of its operating results compared to its budgeted results. During the quarter, the Company engaged third party investment advisers to assist in evaluating strategic alternatives relating to the Company’s investment in DOTC. The Company also recorded an impairment of $917,000 to write-off its carrying value in the entity that was expected to operate the Paradox pipeline as other plans related to the future of the entity did not materialize during the second quarter of 2009. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the nine months ended September 30, 2009.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded. The Company is currently providing a full valuation allowance on its net deferred tax assets, including the net deferred tax assets of DHS.
Income (Loss) per Common Share
Basic income (loss) per share is computed by dividing net income (loss) attributed to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted income (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock, convertible debt, stock options, restricted stock and warrants. (See Note 11, “Earnings Per Share”).

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

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
Recently Adopted Accounting Pronouncements
In March 2008, the FASB issued authoritative guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability component (debt issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance was adopted effective January 1, 2009. This guidance changes the accounting treatment for the Company’s 3 3/4% Senior Convertible Notes issued April 25, 2007 and was applied retrospectively upon adoption. The fair value of the liability and equity components was determined based on the Company’s estimated borrowing rate at the date of issuance and, as a result, the liability component was approximately $92.7 million and the equity component was approximately $22.3 million. Based on these components at the issue date the Company recorded a reduction to the carrying value of the Notes of $22.3 million upon adoption of the guidance, with a corresponding increase in additional paid in capital. The accompanying consolidated financial statements include accretion of the resulting debt discount of approximately $1.1 million and $3.3 million for the three and nine months ended September 30, 2009 and approximately $1.0 million and $3.1 million for the three and nine months ended September 30, 2008. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require the Company to purchase all or a portion of the Notes. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.6% and 7.4% with total interest costs of $2.2 million and $2.1 million for the three month periods ended September 30, 2009 and 2008, respectively, and interest costs of $6.5 million and $6.4 million for the nine month periods ended September 30, 2009 and 2008, respectively.
In March 2008, the FASB issued new rules related to disclosures about derivative instruments and hedging activities which required enhanced disclosures for derivative and hedging activities. These rules were effective for the Company on January 1, 2009. The Company has included the new required disclosures in these financial statements.
In December 2007, the FASB issued new rules which established accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. These rules clarified that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. The rules were effective for the Company on January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of these rules had the effect of increasing total equity by the amount of the non-controlling interest and changing other presentations in the accompanying financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, other than additional disclosures. The guidance provided additional clarification for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 with such disclosures included herein as applicable.
In April 2009, the FASB issued revised authoritative guidance related to interim disclosures about fair value of financial instruments. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements, other than requiring additional disclosures. The guidance required disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements and was effective for interim and annual reporting periods ending after June 15, 2009. Such disclosures have been included herein as applicable.
In May 2009, the FASB issued authoritative guidance which incorporated the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. In particular, the guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for the Company beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The implementation of this guidance did not have a material impact on the Company’s financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on November 5, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
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
On September 15, 2009, the FASB issued a Proposed Accounting Standards Update for the oil and gas industry to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries – Oil and Gas with the requirements in the SEC’s final rule described above (“ASU 932”). The amendments proposed by ASU 932 would be effective for annual reports for fiscal years ending on or after December 31, 2009 and early adoption is not permitted. The Company is currently assessing the impact that the adoption of ASU 932 will have on its consolidated financial statements and disclosures.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(4)	Oil and Gas Properties

Unproved Undeveloped Offshore California Properties
Prior to September 30, 2009, the Company owned direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore oil and gas properties near Santa Barbara, California with an aggregate carrying value of $17.0 million at December 31, 2008. These property interests represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties were retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners’ rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.
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
As mentioned above, Lease 452 was separated from the main body of the litigation by a motion filed by the government on January 19, 2006 seeking reconsideration of the Court’s ruling as it related to Lease 452. In seeking reconsideration, the government asserted that the Company should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons had been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $91.4 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008. On February 25, 2009, the Court entered a judgment in the Company’s favor in the amount of $91.4 million with respect to its claim to recover lease bonus payments for Lease 452. On April 24, 2009, the government filed a notice of appeal of this judgment, but it has not yet filed its opening brief pending the outcome of settlement discussions.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(4)	Oil and Gas Properties, Continued
Overriding royalty interests in certain litigation proceeds were granted in connection with the acquisition and financing of Lease 452 (among other leases) in December of 1999. As a result of these overrides, Kaiser-Francis Oil Company may be entitled to receive 5% of the net amount of the litigation proceeds received from Lease 452, BWAB Limited Liability Company may be entitled to receive 3%, and each of Aleron H. Larson, Jr. and Roger A. Parker may be entitled to receive 1%. Pursuant to an agreement dated November 2, 2000, the Company is also obligated to pay the owners of the Point Arguello Unit 20% of the net cash amount of litigation proceeds received from Lease 452 after deducting all compensation to be paid to attorneys and all reasonable and necessary expenses incurred. The net amount of these payments are currently estimated to be approximately $23.0 million if settlement discussions are not successful and the full amount of the judgment is ultimately received.
Discontinued Operations
The results of operations and the gain (loss) relating to the sale of discontinued properties have been reflected as discontinued operations. For the three months ended September 30, 2009, there were no discontinued operations and for the three months ended September 30, 2008, gain on sale of discontinued operations includes a minor adjustment to the gain of $716,000 on the asset exchange of non-core undeveloped properties in Divide Creek along with $15.1 million in cash for additional incremental interests in certain Midway Loop properties.
(5)	DHS Drilling
During May 2009, DHS sold Rig #7 to Naknek Electric Association for cash proceeds of $7.8 million with a resulting gain of $1.6 million. The proceeds were used to reduce debt outstanding under the DHS credit facility (See Note 7, “Long Term Debt”).
The carrying value of DHS’s drilling rigs and related equipment is assessed for impairment whenever circumstances indicate an impairment may exist. During the quarter ended June 30, 2009, the fleet rig utilization rate declined approximately 68% from the first quarter of 2009 and the average period end contract day rate declined by approximately 29% from the first quarter of 2009. In addition, DHS’s efforts to market spare equipment and observations at industry auctions indicated that with industry-wide active rig counts in decline, spare equipment values had declined. As a result of these indicators of possible impairment, an analysis was performed and an impairment of $6.5 million was recorded during the second quarter of 2009 to reduce the carrying value of three drilling rigs and other spare rig equipment to their respective fair values. This impairment is included within dry hole costs and impairments in the accompanying statement of operations for the nine months ended September 30, 2009. No impairments were recorded during the three months ended September 30, 2009.
(6)	Fair Value Measurements
Effective January 1, 2008, the Company follows accounting guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. As required, the Company applied the following fair value hierarchy:
Level 1 – Assets or liabilities for which the item is valued based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Assets or liabilities valued based on observable market data for similar instruments.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(6)	Fair Value Measurements, Continued

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
The following table lists the Company’s fair value measurements by hierarchy as of September 30, 2009 (in thousands):

	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Total
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)	September 30, 2009

Available for sale securities	$-	$-	$1,977	$1,977

Derivative liabilities	$-	$(27,034)	$-	$(27,034)
There was no change in the value of the Company’s Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2009.
(7)	Long Term Debt

Installments Payable on Property Acquisition
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installments payable are recorded in the accompanying consolidated financial statements as current and long-term liabilities at a discounted value. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.9 million and $5.6 million for the three and nine months ended September 30, 2009, respectively.
7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The Company was in compliance with the covenants under the indenture as of September 30, 2009 (See Note 12, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at September 30, 2009 was approximately $97.5 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(7)	Long Term Debt, Continued

3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes were recorded based on the estimated fair value of the liability component and the equity component, initially $92.7 million for the liability component and $22.3 million for the equity component. The debt discount on the liability component is accreted over the expected life of the Notes, including $1.1 million of accretion for each of the three months ended September 30, 2009 and 2008, and $3.3 million and $3.1 million of accretion for the nine months ended September 30, 2009 and 2008, respectively. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.6% and 7.4% with total interest costs of $2.2 million and $2.1 million for the three month periods ended September 30, 2009 and 2008, respectively, and interest costs of $6.5 million and $6.4 million for the nine month periods ended September 30, 2009 and 2008, respectively. The fair value of the Notes at September 30, 2009 was approximately $70.2 million.
Credit Facility – Delta
On October 30, 2009, the Company entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, and certain of the financial institutions that are party to its credit agreement in which, among other changes, the lenders provided waivers from the December 31, 2009 and March 31, 2010 current ratio and consolidated secured debt to EBITDAX ratio covenants. In conjunction with the Second Amendment and as part of a scheduled redetermination, the borrowing base was reduced from $225.0 million to $185.0 million. The next scheduled redetermination date is March 1, 2010. Also, the Second Amendment requires that the Company maintain minimum availability of $20.0 million essentially reducing the Company’s availability under the Credit Agreement. The minimum availability requirement will be released on the first date after delivery of the December 31, 2009 audited financial statements on which the Company is in compliance with its financial covenants as of the most recently completed quarter (without giving effect to any waiver of compliance with such covenants) and projects pro forma compliance for each of the four following quarters. In addition, the Second Amendment imposed capital expenditures limitations of $10.0 million for the quarter ending December 31, 2009, $10.0 million for the quarter ending March 31, 2010, and $5.0 million for the quarter ending June 30, 2010, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier quarter to a subsequent quarter. The Second Amendment also included a payables covenant whereby the Company’s trade payables (a sub-component of accounts payable on the accompanying consolidated balance sheet) may not exceed $30.0 million, exclusive of any amounts owed by Delta to its DHS subsidiary. As of October 30, 2009, the Company’s trade payables, excluding amounts owed to DHS, were less than $10.0 million, giving the Company over $20.0 million of allowable additional payables before violating the covenant.
Borrowings under the credit facility were $123.0 million at September 30, 2009, with remaining availability of $40.8 million based on the revised $185.0 million borrowing base, after allowing for reductions for the $20.0 million Availability Block and outstanding letters of credit totaling $1.2 million.
At September 30, 2009 the Company was in compliance with its financial ratio covenants and received a waiver of its capital expenditures limitation for the three months ended September 30, 2009. As the Company projects continuing compliance for the next twelve months, the amounts outstanding under the credit facility have been classified as a long-term liability in the accompanying consolidated balance sheets as of September 30, 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(7)	Long Term Debt, Continued

Credit Facility – DHS
On August 15, 2008, DHS entered into a new agreement with LCPI to amend its existing credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. Total debt outstanding at September 30, 2009 under the facility was $83.3 million. Because of LCPI’s bankruptcy and default, DHS does not have any additional borrowing capacity under the LCPI facility. Under the revised agreement, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and, accordingly, DHS was not in compliance with this covenant at March 31, 2009.
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
In conjunction with the DHS Forbearance, DHS paid a fee of $250,000 and made a $1.25 million prepayment on the facility. During the forbearance period, DHS must use 75% of any accounts receivable collected as well as proceeds from asset dispositions to pay down its credit facility. As of September 30, 2009, DHS had customer receivables of $26.6 million, $24.1 million of which are due from Delta. At September 30, 2009, DHS was not in compliance with its minimum EBITDA, maximum leverage ratio, minimum interest coverage ratio and minimum current ratio financial covenants. As a result of these events, the Company has classified the entire $83.3 million of debt outstanding under the DHS credit facility as a current liability in the accompanying consolidated balance sheet as of September 30, 2009. In addition, due to the expiration of the DHS Forbearance and the September 30, 2009 financial covenant violations, LCPI currently has the right to demand payment of the amounts outstanding under the credit facility and if not paid, foreclose on the DHS assets pledged as collateral for the credit facility. Although LCPI has not exercised its right to foreclose on the DHS assets pledged as collateral and DHS is currently in negotiations with LCPI to amend the terms of the credit facility, there can be no assurance that LCPI will not exercise its right to foreclose on the DHS assets pledged as collateral. As a result of these events, DHS wrote off $643,000 of previously unamortized deferred financing costs related to its LCPI credit agreement during the three months ended June 30, 2009.
(8)	Commitments and Contingencies
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(8)	Commitments and Contingencies, Continued
timing or selection of the Company’s option grant dates, or that would cause the Company to conclude that its prior accounting for stock option grants was incorrect in any material respect. The Company provided the results of the internal investigation to the U.S. Attorney and to the SEC in August of 2006, and was subsequently informed by both agencies that the matter had been closed.
During September and October of 2006, three separate shareholder derivative actions were filed on the Company’s behalf in U.S. District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of the Company’s executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of the Company’s Board of Directors and its Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated the Company’s stock option grants to make it appear as though they were granted on a prior date when the Company’s stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in the Company issuing materially inaccurate and misleading financial statements and caused the Company to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to the Company certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for 10 days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. On September 29, 2008, the Court entered an Order granting Plaintiffs’ motion for leave to amend. On October 14, 2008, the defendants (including the Company as a nominal defendant) filed a joint motion to dismiss the Second Amended Complaint. On September 23, 2009, the Court entered an opinion and order dismissing the Complaint. On October 22, 2009, the Plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Tenth Circuit, but have not yet filed an opening brief.
Castle/Long Trusts Litigation
As a result of the acquisition of Castle Energy in April 2006, the Company’s wholly-owned subsidiary, DPCA LLC, as successor to Castle, became party to Castle’s ongoing litigation with the Long Trusts in District Court in Rusk County, Texas. The Long Trusts litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Long Trusts are seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees have been granted by the trial court and upheld on appeal. At a hearing on March 26, 2009, the Court awarded a final judgment to the Company in the amount of $659,400 plus interest. On September 4, 2009, the Long Trusts filed an opening brief with the Court of Appeals for the Twelfth Appellate District of Texas to appeal the award of interest on the judgment. The Company intends to vigorously defend the Long Trusts’ breach of contract claims. The Company has not accrued any recoveries associated with the judgment against the Long Trusts, but will do so when and if they are ultimately collected.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(8)	Commitments and Contingencies, Continued
Allen M. Wall et al. vs. Delta Petroleum Corporation, et al.
On March 20, 2009, a complaint was filed in Benton County Superior Court, Washington naming the Company and several individuals as defendants (Civil Action Number 09-2-00752-4). The plaintiffs allege in the Complaint that the negligence of the Company and the other defendants caused the plaintiffs to suffer injuries and other damages as a result of a rig accident that occurred on the Gray Well in the Columbia River Basin on July 25, 2008. The Company’s insurance carriers have been notified and tender letters have been forwarded to certain contractors, including DHS Drilling Company, to provide defense pursuant to the terms of the related contracts with those parties. The Company has filed an answer and the case is in the discovery stage.
Litigation with Vendors
The Company has settled its previously disclosed litigation with its vendors regarding amounts claimed to be due for goods and services. More specifically, the actions filed in Denver District Court, Colorado by Treadway Trucking, LLC (Case Number 2008CV10932) and Renegade Oilfield Services (Case Number 2008CV10908), and the action filed in Laramie County District Court, Wyoming by Bar S, Inc. and Riatta Enterprises, LLC (Civil Docket Number 173-575) have been settled and dismissed with prejudice.
(9)	Stockholders’ Equity

Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of September 30, 2009 and December 31, 2008, no shares of preferred stock were outstanding.
Common Stock
On May 13, 2009, the Company completed an underwritten offering of 172.5 million shares of the Company’s common stock at $1.50 per share for net proceeds of $247.2 million, net of underwriting commissions and related offering expenses.
During the three months ended September 30, 2009, 72,000 shares of restricted common stock were issued to directors of the Company as a component of their annual compensation. Also, approximately 60,000 shares of restricted common stock were forfeited during the quarter by employees who resigned from the Company. In addition, during the three months ended June 30, 2009 in conjunction with the resignation of the Company’s former Chairman and Chief Executive Officer, 1.0 million shares were issued pursuant to a severance agreement which also resulted in the forfeiture of 100,000 performance shares and 85,000 unvested retention shares.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(9)	Stockholders’ Equity, Continued
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
Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Non-vested stock	$2,436	$3,004	$5,371	$7,165
Performance shares	358	987	2,062	4,675

Total	$2,794	$3,991	$7,433	$11,840

The Company recognizes the cost of share based payments over the period during which the employee provides service. As all outstanding stock options are vested, no compensation cost was recognized with respect to stock options in any of the periods shown in the table above. Exercise prices for options outstanding under the Company’s various plans as of September 30, 2009 ranged from $1.87 to $15.34 per share and the weighted-average remaining contractual life of those options was 4.04 years. The Company has not issued stock options since the adoption of accounting rules which required option expense to be recorded in the statement of operations, although it has the discretion to issue options again in the future. At September 30, 2009, the Company had 1,427,750 options outstanding at a weighted average exercise price of $8.21. At September 30, 2009, the Company had 1,270,000 non-vested shares outstanding and 150,000 performance shares outstanding.
(10)	Income Taxes
Income tax expense (benefit) attributable to loss from continuing operations was approximately $265,000 and $(2.2) million for the three months ended September 30, 2009 and 2008, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at September 30, 2009. During the quarter ended September 30, 2009, DHS recorded significant net operating losses and as of September 30, 2009 DHS’s deferred tax assets exceeded its deferred tax liabilities.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(10)	Income Taxes, Continued
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
During the three and nine months ended September 30, 2009 and 2008, no adjustments were recognized for uncertain tax benefits.
(11)	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss attributable to Delta common stockholders	$(96,827)	$48,798	$(294,698)	$4,629

Basic weighted-average common shares outstanding	275,465	101,277	189,740	95,365
Add: dilutive effects of stock options and unvested stock grants	-	1,513	-	1,629

Diluted weighted-average common shares outstanding	275,465	102,790	189,740	96,994

Net income (loss) per common share attributable to Delta common stockholders
Basic	$(0.35)	$0.48	$(1.55)	$0.05

Diluted	$(0.35)	$0.47	$(1.55)	$0.05

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock issuable upon conversion of convertible notes	3,790	3,790	3,790	3,790
Stock options	1,428	495	1,428	320
Non-vested restricted stock	1,420	561	1,420	1,102

Total potentially dilutive securities	6,638	4,846	6,638	5,212

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(12)	Guarantor Financial Information
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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.
Condensed Consolidated Balance Sheet
September 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Current assets	$108,994	$530	$36,272	$-	$145,796

Property and equipment:
Oil and gas properties	1,551,483	509	128,522	(585)	1,679,929
Drilling rigs and trucks	594	-	180,635	-	181,229
Other	74,998	37,630	1,919	-	114,547

Total property and equipment	1,627,075	38,139	311,076	(585)	1,975,705

Accumulated depletion, depreciation and amortization	(619,959)	(23,972)	(116,751)	-	(760,682)

Net property and equipment	1,007,116	14,167	194,325	(585)	1,215,023

Investment in subsidiaries	90,846	-	-	(90,846)	-
Other long-term assets	230,243	3,783	183	-	234,209

Total assets	$1,437,199	$18,480	$230,780	$(91,431)	$1,595,028

Current liabilities	$177,918	$201	$95,245	$-	$273,364

Long-term liabilities
Long-term debt, derivative instruments, and deferred taxes	578,284	1,735	-	-	580,019
Asset retirement obligations and other liabilities	7,906	10	281	-	8,197

Total long-term liabilities	586,190	1,745	281	-	588,216

Total Delta stockholders’ equity	659,936	16,534	135,254	(91,431)	720,293

Non-controlling interest	13,155	-	-	-	13,155

Total equity	673,091	16,534	135,254	(91,431)	733,448

Total liabilities and equity	$1,437,199	$18,480	$230,780	$(91,431)	$1,595,028

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(12)	Guarantor Financial Information, Continued
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$20,253	$95	$3,625	$(51)	$23,922

Operating expenses:
Oil and gas expenses	9,987	23	801	-	10,811
Exploration expense	891	-	-	-	891
Dry hole costs and impairments	53,406	-	-	-	53,406
Depreciation and depletion	22,833	59	8,368	-	31,260
Drilling and trucking operations	-	-	2,891	(73)	2,818
General and administrative	8,943	32	976	-	9,951
Executive severance expense	-	-	-	-	-

Total operating expenses	96,060	114	13,036	(73)	109,137

Operating income (loss)	(75,807)	(19)	(9,411)	22	(85,215)

Other income and (expenses)	(14,004)	5	(1,494)	-	(15,493)
Income tax benefit (expense)	(265)	-	-	-	(265)
Discontinued operations	-	-	-	-	-

Net loss	(90,076)	(14)	(10,905)	22	(100,973)

Less loss attributable to non-controlling interest	4,146	-	-	-	4,146

Net income (loss) attributable to Delta common stockholders	$(85,930)	$(14)	$(10,905)	$22	$(96,827)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$57,241	$237	$31,854	$(17,284)	$72,048

Operating expenses:
Oil and gas expenses	14,175	42	954	-	15,171
Exploration expense	2,870	-	-	-	2,870
Dry hole costs and impairments	8,149	-	-	-	8,149
Depreciation and depletion	28,009	87	7,313	(3,087)	32,322
Drilling and trucking operations	-	-	19,187	(10,942)	8,245
General and administrative	13,644	5	1,243	-	14,892

Total operating expenses	66,847	134	28,697	(14,029)	81,649

Operating income (loss)	(9,606)	103	3,157	(3,255)	(9,601)

Other income and (expenses)	58,515	6	(3,306)	147	55,362
Income tax benefit (expense)	2,011	-	164	-	2,175
Discontinued operations	715	-	-	-	715

Net income (loss)	51,635	109	15	(3,108)	48,651

Less (income) loss attributable to non-controlling interest	147	-	-	-	147

Net income (loss) attributable to Delta common stockholders	$51,782	$109	$15	$(3,108)	$48,798

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$92,259	$295	$15,950	$(2,984)	$105,520

Operating expenses:
Oil and gas expenses	33,390	95	3,138	-	36,623
Exploration expense	2,422	-	-	-	2,422
Dry hole costs and impairments	153,067	1,896	6,508	-	161,471
Depreciation and depletion	73,478	184	26,898	(579)	99,981
Drilling and trucking operations	-	-	12,238	(1,822)	10,416
General and administrative	28,191	67	3,287	-	31,545
Executive severance expense	3,739	-	-	-	3,739

Total operating expenses	294,287	2,242	52,069	(2,401)	346,197

Operating income (loss)	(202,028)	(1,947)	(36,119)	(583)	(240,677)

Other income and (expenses)	(64,831)	25	(5,459)	-	(70,265)
Income tax benefit (expense)	(741)	-	794	-	53
Discontinued operations	-	-	-	-	-

Net loss	(267,600)	(1,922)	(40,784)	(583)	(310,889)

Less loss attributable to non-controlling interest	16,191	-	-	-	16,191

Net income (loss) attributable to Delta common stockholders	$(251,409)	$(1,922)	$(40,784)	$(583)	$(294,698)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2008

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$177,392	$681	$81,143	$(41,581)	$217,635

Operating expenses:
Oil and gas expenses	42,107	109	2,074	-	44,290
Exploration expense	5,805	-	-	-	5,805
Dry hole costs and impairments	10,918	-	-	-	10,918
Depreciation and depletion	73,664	100	20,876	(7,676)	86,964
Drilling and trucking operations	-	-	44,966	(24,369)	20,597
General and administrative	38,239	53	3,847	-	42,139

Total operating expenses	170,733	262	71,763	(32,045)	210,713

Operating income (loss)	6,659	419	9,380	(9,536)	6,922

Other income and (expenses)	(318)	39	(7,075)	355	(6,999)
Income tax benefit (expense)	3,233	-	399	-	3,632
Discontinued operations	719	-	-	-	719

Net income (loss)	10,293	458	2,704	(9,181)	4,274

Less loss attributable to non-controlling interest	355	-	-	-	355

Net income (loss) attributable to Delta common stockholders	$10,648	$458	$2,704	$(9,181)	$4,629

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2009

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$15,662	$154	$4,343	$20,159
Investing activities	(140,056)	(227)	3,083	(137,200)
Financing activities	72,749	-	(10,500)	62,249

Net decrease in cash and cash equivalents	(51,645)	(73)	(3,074)	(54,792)

Cash at beginning of the period	60,993	151	4,331	65,475

Cash at the end of the period	$9,348	$78	$1,257	$10,683

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2008

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$83,340	$555	$9,423	$93,318
Investing activities	(781,281)	(29,587)	(67,529)	(878,397)
Financing activities	759,206	28,917	66,393	854,516

Net increase (decrease) in cash and cash equivalents	61,265	(115)	8,287	69,437

Cash at beginning of the period	4,658	307	4,828	9,793

Cash at the end of the period	$65,923	$192	$13,115	$79,230

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(13)	Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and nine months ended September 30, 2009 and 2008:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2009
Revenues from external customers	$21,384	$2,538	$-	$23,922
Inter-segment revenues	-	51	(51)	-

Total revenues	$21,384	$2,589	$(51)	$23,922

Operating income (loss)	$(78,525)	$(6,712)	$22	$(85,215)

Other income (expense)	(13,997)	(1,496)	-	(15,493)

Income (loss) from continuing operations, before tax	$(92,522)	$(8,208)	$22	$(100,708)

Three Months Ended September 30, 2008
Revenues from external customers	$60,288	$11,760	$-	$72,048
Inter-segment revenues	-	17,284	(17,284)	-

Total revenues	$60,288	$29,044	$(17,284)	$72,048

Operating income (loss)	$(9,195)	$2,849	$(3,255)	$(9,601)

Other income (expense)	58,521	(3,306)	147	55,362

Income (loss) from continuing operations, before tax	$49,326	$(457)	$(3,108)	$45,761

Nine Months Ended September 30, 2009
Revenues from external customers	$96,095	$9,425	$-	$105,520
Inter-segment revenues	-	2,984	(2,984)	-

Total revenues	$96,095	$12,409	$(2,984)	$105,520

Operating income (loss)	$(207,134)	$(32,960)	$(583)	$(240,677)

Other income (expense)	(64,802)	(5,463)	-	(70,265)

Loss from continuing operations, before tax	$(271,936)	$(38,423)	$(583)	$(310,942)

Nine Months Ended September 30, 2008
Revenues from external customers	$187,280	$30,355	$-	$217,635
Inter-segment revenues	-	41,581	(41,581)	-

Total revenues	$187,280	$71,936	$(41,581)	$217,635

Operating income (loss)	$10,487	$5,971	$(9,536)	$6,922

Other income (expense)	(273)	(7,081)	355	(6,999)

Income (loss) from continuing operations, before tax	$10,214	$(1,110)	$(9,181)	$(77)

September 30, 2009:
Total Assets	$1,548,590	$112,994	$(66,556)	$1,595,028

December 31, 2008:
Total Assets	$1,797,683	$163,240	$(65,960)	$1,894,963

Other income and expense includes interest and financing costs, gain on sale of marketable securities, unrealized losses on derivative instruments and other miscellaneous income. Non-controlling interests are included in inter-segment eliminations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

(14)	Subsequent Event
On October 30, 2009, the Company paid the first of three installments payable related to its February 2008 acquisition of leasehold interests in the Piceance Basin from EnCana Oil & Gas (USA) Inc. As a result of purchase price adjustments, the payment was for $99.6 million and was funded with restricted cash on hand. The two remaining $100 million installments are payable November 1, 2010, and 2011. These remaining installments are collateralized by a letter of credit that is backed by restricted deposits held by the letter of credit issuer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; operating strategies; our expectation that we will have adequate cash from operations, credit facility borrowings and other capital sources to satisfy our obligations under the Second Amendment to our Second Amended and Restated Credit Agreement, and to meet future debt service, capital expenditure and working capital requirements; acquisition and divestiture strategies; drilling wells; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; expected results or benefits associated with recent acquisitions; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and effectiveness of our internal control over financial reporting.
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

•	declines in the values of our natural gas and oil properties resulting in write-downs;
•	the impact of the current financial market instability and economic downturn on our ability to raise capital;
•	a contraction in the demand for natural gas in the U.S. as a result of deteriorating general economic conditions;
•	the risk that lenders under our credit agreements will default in funding borrowings as requested;

•	the ability and willingness of counterparties to our commodity derivative contracts, if any, to perform their obligations;
•	the ability and willingness of our joint venture partners to fund their obligations to pay a portion of our future drilling and completion costs;
•	expiration of oil and natural gas leases that are not held by production;
•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;
•	timing, amount, and marketability of production;
•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;
•	our ability to find, acquire, develop, produce and market production from new properties;
•	the availability of borrowings under our credit facility;
•	effectiveness of management strategies and decisions;
•	the strength and financial resources of our competitors;
•	climatic conditions, and regulation in connection with climate change concerns;
•	changes in the legal and/or regulatory environment and/or changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities;
•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids; and
•	our ability to fully utilize income tax net operating loss and credit carry-forwards.
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
Recent Developments
•
On April 22, 2009, DHS entered into the DHS Forbearance, as amended on May 21, 2009, with LCPI in which LCPI agreed to forbear until June 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit agreement or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable. Because the forbearance period has expired and because of certain September 30, 2009 financial covenant violations by DHS, LCPI currently has the right to demand payment of the amounts outstanding under the credit facility and, if not paid, foreclose on the DHS assets pledged as collateral under the credit agreement. As of September 30, 2009, borrowings outstanding under the DHS facility were $83.3 million.

•
On May 13, 2009, we completed an underwritten public offering of 172.5 million shares of our common stock at $1.50 per share for net proceeds of $247.2 million, net of underwriting commissions and related offering expenses.

•
On May 15, 2009, we purchased for $26.0 million contingent payment rights previously sold to Tracinda Corporation that entitled Tracinda to receive up to $27.9 million of net proceeds from offshore California litigation related to the Amber Case.

•
On May 19, 2009, we received from the U.S. government $60.0 million of offshore litigation proceeds related to the Amber Case and in early June 2009 we paid out $11.3 million of overrides payable related to this litigation. With respect to the remaining offshore litigation, on February 25, 2009, the Court entered a judgment in our favor in the amount of $91.4 million with respect to our claim to recover lease bonus payments for Lease 452. On April 24, 2009, the government filed a notice of appeal of this judgment, but it has not yet filed its opening brief in the appeal.

•
On September 21, 2009, Gray well completion results were announced. The well did not encounter commercial quantities of gas and was written off as a dry hole during the quarter ended September 30, 2009.

•
As of September 30, 2009, we have reduced borrowings under our credit facility to $123.0 million, with $42.0 million of availability based on the October 30, 2009 redetermined $185.0 million borrowing base with a required availability cushion of $20.0 million. In addition, we have obtained covenant relief for the next two quarters ending on December 31, 2009 and March 31, 2010.

2009 Outlook
We currently expect our 2009 oil and gas production to be approximately 21 Bcfe to 22 Bcfe. Drilling and completion capital expenditures are currently expected to be approximately $56.0 million for 2009. This is a decrease from our previous estimate of $60.0 million due to cessation of drilling in the Columbia River Basin upon the unfavorable results of the Gray well.
The exploration for and the acquisition, development, production, and sale of, natural gas and crude oil are highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to our profitability and long-term value creation for our stockholders. Generating long-term reserve and production growth represents an ongoing focus for management and is made particularly important in our business given the natural production and reserve decline associated with producing oil and gas properties.
Our long-term business strengths include a multi-year inventory of attractive lower risk drilling on long-lived Rockies properties, which we believe will allow us to grow reserves and replace and expand production organically without having to rely solely on acquisitions, and significant leasehold positions in high potential exploratory areas such as the Columbia River Basin.
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to access cash. On May 13, 2009, we completed an underwritten public offering of 172.5 million shares of our common stock at $1.50 per share for net proceeds of $247.2 million, net of underwriting commissions and related offering expenses. On May 19, 2009, we received from the U.S. government $60.0 million of offshore litigation proceeds related to the Amber Case and in early June 2009 we paid out $11.3 million for overrides and other participating interests in the judgment. With proceeds from these transactions, we have reduced our borrowings outstanding under our credit facility from $294.5 million at December 31, 2008 to $123.0 million at September 30, 2009, with $40.8 million of remaining availability based on our current $185.0 million borrowing base with a required minimum availability of $20.0 million and outstanding letters of credit totaling $1.2 million. The borrowing base is subject to a redetermination effective March 1, 2010 and could increase or decrease if our lending banks raise or lower their commodity price forecasts or if our producing reserve base increases or declines. In addition, we reduced our accounts payable from $159.0 million at December 31, 2008 to $56.6 million at September 30, 2009. During May 2009, DHS sold Rig #7 to Naknek Electric

Association for cash proceeds of $7.8 million which, combined with proceeds from minor spare equipment sales and the collection of accounts receivable, were used to reduce borrowings outstanding under the DHS credit facility from $93.8 million at December 31, 2008 to $83.3 million at September 30, 2009.
In conjunction with our 2008 Annual Report on Form 10-K, we received a report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008, in which our auditors included an explanatory paragraph indicating that we had suffered recurring losses from operations, had a working capital deficiency and were not in compliance with our debt covenants as of December 31, 2008, which raises substantial doubt about our ability to continue as a going concern. As shown in the accompanying financial statements and discussed elsewhere herein, we experienced a net loss attributable to Delta common stockholders of $294.7 million for the nine months ended September 30, 2009. We were in compliance with the debt covenants under our credit facility at September 30, 2009, and we have obtained waivers to our financial ratio covenants for the quarters ending December 31, 2009 and March 31, 2010. In addition, our DHS subsidiary remained out of compliance with the debt covenants under its credit facility and its forbearance agreement with LCPI expired on June 15, 2009. As a result, amounts outstanding under the DHS credit facility are classified as a current liability in the accompanying consolidated balance sheet as of September 30, 2009. Further, DHS is facing significant, potentially immediate, requirements to fund obligations in excess of its existing sources of liquidity if LCPI exercises its right to demand payment of the amounts outstanding under DHS’s credit facility.
Our accompanying financial statements have been prepared assuming we will continue as a going concern. Through the third quarter of 2009, significant improvements to our liquidity position were achieved through the equity transaction, receipt of the offshore litigation proceeds, and asset sales described above, which substantially improved our financial position. Nevertheless, due to our deficiency in short-term liquidity at DHS and possible additional liquidity issues if commodity prices remain at low levels and our banks further reduce our borrowing base as part of the March 1, 2010 redetermination, our ability to continue as a going concern could be dependent upon our lenders’ willingness to amend terms, grant waivers, or restructure existing agreements, or our success in generating additional sources of capital in the near future, the receipt of the remaining offshore litigation proceeds, sales of assets, or other capital raising transactions and/or an increase in commodity prices. DHS is in discussions with its credit facility lender regarding amendments, waivers or other restructuring of the credit facility, but there can be no assurance that the lender will agree to any such amendments.
During the nine months ended September 30, 2009, we had an operating loss of $240.7 million (or $110.3 million exclusive of dry holes and impairments and gain on offshore litigation settlement), net cash provided by operating activities of $20.2 million and net cash provided by financing activities of $62.2 million. During this period we spent $143.7 million on oil and gas development activities. At September 30, 2009, we had $10.7 million in cash and $100.8 million available under our credit facility ($40.8 million available based on the borrowing base as redetermined on October 30, 2009), total assets of $1.6 billion and a debt to capitalization ratio of 38.5%. Debt, excluding installments payable on property acquisition which are secured by restricted cash deposits, at September 30, 2009 totaled $458.8 million, comprised of $206.3 million of bank debt ($123.0 million of our indebtedness under our Credit Facility and $83.3 million of DHS indebtedness, of which the DHS indebtedness was classified as current at September 30, 2009), $149.6 million of senior subordinated notes and $102.9 million of senior convertible notes. In accordance with applicable accounting rules, the senior convertible notes are recorded at a discount to their stated amount due of $115.0 million.
On March 2, 2009, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Forbearance Agreement and Amendment to the Credit Facility”), as further amended on April 14, 2009 and on April 30, 2009, with JPMorgan Chase Bank, N.A., as administrative agent, and certain of the financial institutions that are party to our credit agreement in which, among other changes, the lenders provided us relief for a period ended May 15, 2009 from acting upon their rights and remedies as a result of our violation of accounts payable and current ratio covenants. The Forbearance Agreement and Amendment to the Credit Facility replaced the previous consolidated net debt to consolidated EBITDAX covenant with a senior secured debt to consolidated EBITDAX requirement for the preceding four consecutive fiscal quarters to be less than 4.0 to 1.0. In accordance with the Forbearance Agreement and Amendment to the Credit Facility, the borrowing base was reduced upon the successful completion of our capital raising efforts from $295.0 million to $225.0 million, with a conforming borrowing base of $185.0 million until the next scheduled redetermination date (September 1, 2009).
On October 30, 2009, we entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, and certain of the financial institutions that are party to our credit agreement in which, among other changes, the lenders provided waivers from the December 31, 2009 and March 31, 2010 current ratio and consolidated secured debt to EBITDAX ratio covenants. In conjunction with the Second Amendment and as part of a scheduled redetermination, the borrowing base was reduced from $225.0 million to $185.0 million. The next scheduled redetermination date is March 1, 2010. Also, the Second Amendment requires that we maintain minimum availability of $20.0 million essentially reducing our borrowing availability under the Credit Agreement. The minimum availability requirement will be released on the first date after delivery of the December 31, 2009 audited financial statements on which we are in compliance with our financial covenants as of the most recently completed quarter (without giving effect to any waiver of compliance with such covenants) and project pro forma compliance for each of the four following quarters. In addition, the Second Amendment imposed capital expenditures limitations of $10.0 million for the quarter ending December 31, 2009, $10.0 million for the quarter ending March 31, 2010, and $5.0 million for the quarter ending June 30, 2010, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier quarter to a subsequent quarter. The Second Amendment also included a payables covenant whereby our trade payables (a sub-component of accounts payable on the accompanying consolidated balance sheet) may not exceed $30.0 million, exclusive of any amounts owed by us to our subsidiary DHS. As of October 30, 2009, our trade payables, excluding amounts owed to DHS, were less than $10.0 million, giving us over $20.0 million of allowable additional payables before violating the covenant.
As of October 31, 2009, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook was “negative.” As of October 31, 2009, our corporate credit and senior unsecured debt ratings were CCC and CC, respectively, as issued by Standard and Poor’s (“S&P”). S&P’s outlook on its rating was “developing.”
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
There can be no assurance that the actions undertaken by us will be sufficient to repay the obligations under our credit facility, or, if not, or if additional defaults occur under that facility, that the lenders will be willing to waive further defaults or amend the facility. There can be no assurance that LCPI will not exercise its right to demand payment of the amounts outstanding under the DHS credit facility and, if not paid, foreclose on the DHS assets pledged as collateral for the credit facility. In addition, there can be no assurance that results of operations and other sources of liquidity, including asset sales and offshore litigation proceeds, will be sufficient to meet contractual, operating and capital obligations. Our financial statements do not include any adjustments that might result from the outcome of uncertainty regarding our ability to raise additional capital, sell assets, otherwise obtain sufficient funds to meet our obligations or to continue as a going concern.
We continue to examine additional sources of long-term capital (including a restructured debt facility, the issuance of debt instruments, sales of assets and joint venture financing), as well as other potential corporate transactions. The availability of additional sources of capital, which will impact our ability to execute our operating strategy and meet our liquidity challenges, will depend upon a number of factors, many of which are beyond our control.

Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the three months and nine months ended September 30, 2009 and 2008. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $96.8 million, or $0.35 per diluted common share, for the three months ended September 30, 2009, compared to a net income attributable to Delta common stockholders of $48.8 million, or $0.47 per diluted common share, for the three months ended September 30, 2008. Income from continuing operations decreased from income of $47.9 million for the three months ended September 30, 2008 to a loss from continuing operations of $101.0 million for the three months ended September 30, 2009. The increased loss was primarily due to dry holes and impairments recorded in the third quarter of 2009, significantly lower natural gas and oil prices compared to the corresponding period in the previous year and hedging gains in the prior year period that did not occur in the current year. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the three months ended September 30, 2009, oil and gas sales decreased 64% to $21.5 million, as compared to $60.3 million for the comparable period a year earlier. The decrease was principally the result of a 44% decrease in oil prices, a 60% decrease in natural gas prices, and a 22% decrease in production. The average oil price received during the three months ended September 30, 2009 decreased to $61.43 per Bbl compared to $110.49 per Bbl for the year earlier period. The average natural gas price received during the three months ended September 30, 2009 decreased to $2.59 per Mcf compared to $6.49 per Mcf for the year earlier period. The production decrease was primarily related to production declines in the Rockies that have not been offset by additional drilling.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended September 30, 2009 decreased to $2.5 million compared to $11.8 million for the comparable year earlier period. The decrease is the result of lower third party rig utilization in the three months ended September 30, 2009 compared to the comparable year earlier period, resulting from a significant industry slowdown attributable to lower commodity prices.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended
	September 30,
	2009	2008
Production – Continuing Operations:
Oil (Mbbl)	180	247
Gas (Mmcf)	4,059	5,089

Total Production (Mmcfe)	5,137	6,569

Average Price – Continuing Operations:
Oil (per barrel)	$61.43	$110.49
Gas (per Mcf)	$2.59	$6.49

Costs per Mcfe – Continuing Operations:
Lease operating expense	$1.47	$1.17
Production taxes	$0.23	$0.59
Transportation costs	$0.41	$0.55
Depletion expense	$4.86	$4.40

Realized derivative gains	$0.07	$1.65

Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2009 decreased to $7.6 million from $7.7 million in the year earlier period. Lease operating expense from continuing operations per Mcfe for the three months ended September 30, 2009 increased to $1.47 per Mcfe from $1.17 per Mcfe for the comparable year earlier period, primarily as a result of lower production volumes.
Exploration Expense. Exploration expense consists of geological and geophysical costs, lease rentals and abandoned leases. Our exploration costs for the three months ended September 30, 2009 were $891,000 compared to $2.9 million for the comparable year earlier period. Current period exploration activities primarily relate to delay rental payments while the 2008 period included significant seismic acquisition costs.
Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of approximately $53.4 million for the three months ended September 30, 2009 compared to $8.1 million for the comparable period a year ago. During the three months ended September 30, 2009, dry hole and impairment costs primarily related to the Gray 31-23 in the Columbia River Basin, which was completed during the third quarter of 2009 but found to be uneconomic resulting in dry hole costs of $31.0 million and Columbia River Basin unproved leasehold impairments of $20.4 million. In addition, $2.1 million of other impairments were recorded, most of which related to a proved property impairment for our Angleton property in Texas.
We incurred dry hole costs of approximately $8.1 million for the three months ended September 30, 2008 primarily related to four wells, one well in Wyoming, one well in California, one well in Utah and a non-operated well in the Columbia River Basin. No impairments were recorded during the three months ended September 30, 2008.
Depreciation, Depletion, Amortization and Accretion – oil and gas. Depreciation, depletion and amortization expense decreased 13% to $25.7 million for the three months ended September 30, 2009, as compared to $29.6 million for the comparable year earlier period. Depletion expense for the three months ended September 30, 2009 was $25.0 million compared to $28.9 million for the three months ended September 30, 2008. Our depletion rate increased from $4.40 per Mcfe for the three months ended September 30, 2008 to $4.86 per Mcfe for the current year period primarily due to the effect of low spot commodity prices at September 30, 2009 on the reserves used in our depletion calculation, offset by the effect of impairments recorded in the fourth quarter of 2008.
Drilling and Trucking Operations. Drilling expense decreased to $2.8 million for the three months ended September 30, 2009 compared to $8.2 million for the comparable prior year period. This decrease is due to lower third party rig utilization during the current year period but is not proportional to the decline in contract drilling and trucking fees due to fixed costs and costs associated with a large number of stacked rigs.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense - drilling increased to $5.5 million for the three months ended September 30, 2009, as compared to $2.7 million for the comparable year earlier period. The increase is due to more rigs in the fleet in 2009 as compared to 2008 and due to less drilling done by DHS for us in 2009 as compared to 2008. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.
General and Administrative Expense. General and administrative expense decreased 33% to $10.0 million for the three months ended September 30, 2009, as compared to $14.9 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to reduced staffing as a result reductions in force during the first half of 2009 resulting in lower cash compensation expense and a decrease in non-cash stock compensation expense from lower executive performance share costs, and also from forfeitures and modifications related to the reductions in force which affected approximately fifty percent of our personnel.
Interest Expense and Financing Costs. Interest and financing costs decreased 8% to $10.7 million for the three months ended September 30, 2009, as compared to $11.6 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding Delta and DHS credit facility balances, partially offset by higher interest rates during the third quarter of 2009 as compared to the third quarter of 2008.

Interest Income. Interest income decreased to $1.0 million for the three months ended September 30, 2009 compared to $3.1 million for the comparable prior year period. The decrease in income is primarily the result of lower investment balances in the current period and also due to lower average interest rates.
Realized Gain on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $370,000 and $10.8 million of realized gains for the three months ended September 30, 2009 and 2008, respectively.
Unrealized Gain (Loss) on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $5.9 million of unrealized losses on derivative instruments in other income and expense during the three months ended September 30, 2009 compared to $54.8 million of unrealized gains for the comparable prior year period.
Income Gain (Loss) From Unconsolidated Affiliates. Income from unconsolidated affiliates during the three months ended September 30, 2008 primarily related to earnings from our tubular supply subsidiary. Loss from unconsolidated affiliates during the three months ended September 30, 2009 is primarily the result of losses from our tubular supply subsidiary.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense for the three months ended September 30, 2009 of $265,000 relates only to DHS, as no benefit was provided for our net operating losses.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the three months ended September 30, 2009, DHS reported significant losses from low rig utilization rates which resulted in a non-controlling interest credit to earnings.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $294.7 million, or $1.55 per diluted common share, for the nine months ended September 30, 2009, compared to net income attributable to Delta common stockholders of $4.6 million, or $0.05 per diluted common share, for the nine months ended September 30, 2008. Income from continuing operations decreased from $3.6 million for the nine months ended September 30, 2008 to a loss from continuing operations of $310.9 million for the nine months ended September 30, 2009. The increased loss was due to dry hole costs and impairments recorded in the second and third quarters of 2009 and significantly lower oil and natural gas prices offset by an offshore litigation gain recorded in 2009. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the nine months ended September 30, 2009, oil and gas sales decreased 65% to $65.0 million, as compared to $187.3 million for the comparable period a year earlier. The decrease was principally the result of a 54% decrease in oil prices and a 66% decrease in natural gas prices and a 5% decrease in production. The average oil price received during the nine months ended September 30, 2009 decreased to $47.90 per Bbl compared to $105.17 per Bbl for the year earlier period. The average natural gas price received during the nine months ended September 30, 2009 decreased to $2.69 per Mcf compared to $7.93 per Mcf for the year earlier period.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the nine months ended September 30, 2009 decreased to $9.4 million compared to $30.4 million for the comparable year earlier period. The decrease is the result of lower third party rig utilization in the nine months ended September 30, 2009 compared to the comparable year earlier period, resulting from a significant industry slowdown attributable to lower commodity prices.

Gain on Offshore Litigation Award. During the nine months ended September 30, 2009, we recorded a $31.1 million gain for an offshore litigation award. See Note 4, “Oil and Gas Properties,” to the accompanying financial statements.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended
	September 30,
	2009	2008
Production – Continuing Operations:
Oil (Mbbl)	594	760
Gas (Mmcf)	13,591	13,531

Total Production (Mmcfe)	17,155	18,091

Average Price – Continuing Operations:
Oil (per barrel)	$47.90	$105.17
Gas (per Mcf)	$2.69	$7.93

Costs per Mcfe – Continuing Operations:
Lease operating expense	$1.46	$1.37
Production taxes	$0.22	$0.64
Transportation costs	$0.46	$0.44
Depletion expense	$4.68	$4.18

Realized derivative gains	$0.02	$0.11
Lease Operating Expense. Lease operating expenses for the nine months ended September 30, 2009 of $25.0 million was comparable to $24.7 million in the year earlier period as both production and per unit cost rates remained consistent. Lease operating expense from continuing operations per Mcfe for the nine months ended September 30, 2009 increased to $1.46 per Mcfe from $1.37 per Mcfe for the comparable year earlier period.
Exploration Expense. Exploration expense consists of geological and geophysical costs, lease rentals and abandoned leases. Our exploration costs for the nine months ended September 30, 2009 were $2.4 million compared to $5.8 million for the comparable year earlier period. Current period exploration activities primarily relate to delay rental payments and seismic acquisition costs, while the 2008 period included more significant seismic acquisition costs.
Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of approximately $161.5 million for the nine months ended September 30, 2009 compared to $10.9 million for the comparable period a year ago. During the nine months ended September 30, 2009, dry hole and impairment costs primarily related to unproved leasehold impairments in Garden Gulch ($38.6 million), Haynesville ($26.7 million), Columbia River Basin ($20.6 million) and Lighthouse Bayou ($14.7 million), a $31.0 million dry hole for the Gray well in the Columbia River Basin, $10.5 million impairment of Vega area surface acres, $6.5 million of DHS equipment and rig impairments, $4.3 million of tubular inventory impairments, $1.9 million of proved property impairments in the Gulf Coast, and a $1.9 million impairment of the Paradox pipeline. During the second quarter of 2009, we adjusted the timing of the development of the Garden Gulch properties to delay the drilling of additional wells. In addition, during the second quarter, another working interest owner in the property sold its interest to an undisclosed buyer for an implied price less than the carrying value of our properties. With respect to our Haynesville Shale leasehold, during the second quarter of 2009, we began preparing prospect materials to support efforts to market the leasehold, including efforts to consolidate acreage blocks to optimize marketability, and received offers on certain portions of the leasehold at prices less than our carrying value. With respect to our Columbia River Basin leasehold, we determined that an impairment had occurred as a result of our value and prospectivity assessments subsequent to the unsuccessful results of the Gray well, which was declared a dry hole during the third quarter of 2009. With respect to our Lighthouse Bayou leasehold, we were obligated under our exploration and development agreement, as amended, to spud an initial test well by July 1, 2009. In late May 2009, an amendment to the agreement was executed whereby the leases reverted to the original seller and we retained an option to participate in future transactions, if any, related to the leases contained in the area of mutual interest. With respect to the Vega area surface acreage, during the second quarter of 2009, we entered into negotiations to sell a portion of our surface acreage to an existing land owner in the area as part of an attempt to resolve access and right of way issues related to the development of the minerals and are in the process of marketing the remaining surface acreage. With respect to the Paradox pipeline, we received an offer for the associated gas plant for an amount less than the carrying value. With respect to the DHS equipment and rigs, during the quarter ended June 30, 2009, the fleet rig utilization rate declined approximately 68% from the first quarter of 2009 and the average period end contract day rate declined by approximately 29% from the first quarter of 2009. In addition, DHS’s efforts to market spare equipment and observations at industry auctions indicated that with industry-wide active rig counts in decline, spare equipment values had declined. With respect to tubular inventories, during 2008, we pre-ordered and stockpiled significant amounts of tubing, casing and pipe inventory to ensure availability for our then aggressive Piceance Basin and Paradox Basin drilling program. Since then, with significantly lower commodity prices resulting in significant reductions in drilling capital expenditures and delays to drilling plans and with continued declines in steel prices, particularly during the second quarter of 2009, the value of these inventories has declined. In each case, as a result of the events and activities described, we evaluated our unproved leasehold, surface acreage, rigs and equipment, and inventory and concluded that an impairment had occurred.
During the nine months ended September 30, 2008, dry hole costs primarily related to carry-over costs for work done in 2008 on the Hingeline well in Utah spud in late 2007, one well in Wyoming, one well in California and a non-operated well in the Columbia River Basin.
Depreciation, Depletion, Amortization and Accretion – oil and gas. Depreciation, depletion and amortization expense increased 7% to $82.5 million for the nine months ended September 30, 2009, as compared to $77.4 million for the comparable year earlier period. Depletion expense for the nine months ended September 30, 2009 was $80.3 million compared to $75.6 million for the nine months ended September 30, 2008. Our depletion rate increased from $4.18 per Mcfe for the nine months ended September 30, 2008 to $4.68 per Mcfe for the current year period primarily due to the effect of low spot commodity prices at September 30, 2009 on the reserves used in our depletion calculation, offset by the effect of impairments recorded in the fourth quarter of 2008.
Drilling and Trucking Operations. Drilling expense decreased to $10.4 million for the nine months ended September 30, 2009 compared to $20.6 million for the comparable prior year period. This decrease is due to lower third party rig utilization during the current year period but is not proportional to the decline in contract drilling and trucking fees due to fixed costs and costs associated with a large number of stacked rigs.
Depreciation and Amortization – drilling and trucking. Depreciation and amortization expense – drilling increased to $17.5 million for the nine months ended September 30, 2009, as compared to $9.6 million for the comparable year earlier period. The increase is due to more rigs in the fleet in 2009 as compared to 2008 and due to less drilling done by DHS for us in 2009 as compared to 2008. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.
General and Administrative Expense. General and administrative expense decreased 25% to $31.5 million for the nine months ended September 30, 2009, as compared to $42.1 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to reduced staffing as a result of reductions in force during the first half of 2009 resulting in lower cash compensation expense and a decrease in non-cash stock compensation expense from lower executive performance share costs, and also from forfeitures and modifications related to the reductions in force which affected approximately fifty percent of our personnel.
Interest Expense and Financing Costs. Interest and financing costs increased 45% to $43.7 million for the nine months ended September 30, 2009, as compared to $30.2 million for the comparable year earlier period. The increase is primarily related to higher average interest rates during 2009 as compared to 2008 and the write-off of unamortized deferred financing costs and waiver fees related to the amendments to our credit facilities in 2009 coupled with nine months of non-cash amortization of the discount on the installments payable to EnCana compared to only four months in the prior year period.

Interest Income. Interest income decreased to $1.8 million for the nine months ended September 30, 2009 compared to $8.4 million for the comparable prior year period. The decrease in income is primarily the result of lower investment balances in the current period and lower interest rates.
Realized Gain on Derivative Instruments, Net. Effective July 1, 2007, we discontinued cash flow hedge accounting. Beginning July 1, 2007, we recognize realized gains or losses in other income and expense instead of as a component of revenue. As a result, other income and expense includes $370,000 and $2.1 million of realized gains for the nine months ended September 30, 2009 and 2008, respectively.
Unrealized Gain (Loss) on Derivative Instruments, Net. As a result of the discontinuation of cash flow hedge accounting, we recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $27.0 million of unrealized losses on derivative instruments in other income and expense during the nine months ended September 30, 2009 compared to a gain of $13.6 million for the comparable prior year period.
Income Gain (Loss) From Unconsolidated Affiliates. Income from unconsolidated affiliates during the nine months ended September 30, 2008 primarily related to earnings from our tubular supply subsidiary. Loss from unconsolidated affiliates during the nine months ended September 30, 2009 is primarily the result of $3.0 million of impairments recorded related to two of our investments.
Income Tax Benefit. Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax benefit for the nine months ended September 30, 2009 of $53,000 relates only to DHS, as no benefit was provided for our net operating losses. In addition, during the nine months ended September 30, 2009, DHS reached a net deferred tax asset position and, accordingly, based on significant recent and continuing book losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the nine months ended September 30, 2009, DHS reported significant losses from low rig utilization rates and impairments which resulted in a non-controlling interest credit to earnings.
Historical Cash Flow
Our cash flow from operating activities decreased from $93.3 million for the nine months ended September 30, 2008 to cash provided by operating activities of $20.2 million for the nine months ended September 30, 2009. The significant decrease in cash flow is primarily a result of lower commodity prices. Our net cash used in investing activities decreased to $137.2 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $878.4 million for the comparable prior year period primarily due to our significant reduction in drilling and acquisition activity. Cash provided by financing activities decreased from $854.5 million for the nine months ended September 30, 2008 to cash provided by financing activities of $62.2 million for the current year period. During the nine months ended September 30, 2008, $662.0 million of cash was provided by the issuance of stock. During the nine months ended September 30, 2009, $246.9 million of cash was received from the issuance of stock, and $259.0 million of cash was used to repay amounts outstanding under our credit facilities.

Capital and Exploration Expenditures
Our capital and exploration expenditures for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$1,820	$385,132
Proved	-	116,056
Oil and gas properties	51,236	315,233
Drilling and trucking equipment	4,139	45,500
Pipeline and gathering systems	9,491	52,560

Total (1)	$66,686	$914,481

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
     3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require us to purchase all or a portion of the Notes. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2008. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.6% and 7.4% with total interest costs of $2.2 million and $2.1 million for the three month periods ended September 30, 2009 and 2008, respectively, and interest costs of $6.5 million and $6.4 million for the nine month periods ended September 30, 2009 and 2008, respectively. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require us to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.

     Credit Facility – Delta
On October 30, 2009, we entered into the Second Amendment in which, among other changes, the lenders provided waivers from the December 31, 2009 and March 31, 2010 current ratio and consolidated secured debt to EBITDAX ratio covenants. In conjunction with the Second Amendment and as part of a scheduled redetermination, the borrowing base was reduced from $225.0 million to $185.0 million. The next scheduled redetermination date is March 1, 2010. Also, the Second Amendment requires that we maintain minimum availability of $20.0 million essentially reducing our borrowing availability under the Credit Agreement. The minimum availability requirement will be released on the first date after delivery of the December 31, 2009 audited financial statements on which we are in compliance with our financial covenants as of the most recently completed quarter (without giving effect to any waiver of compliance with such covenants) and project pro forma compliance for each of the four following quarters. In addition, the Second Amendment imposed capital expenditures limitations of $10.0 million for the quarter ending December 31, 2009, $10.0 million for the quarter ending March 31, 2010, and $5.0 million for the quarter ending June 30, 2010, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier quarter to a subsequent quarter. The Second Amendment also included a payables covenant whereby our trade payables (a sub-component of accounts payable on the accompanying consolidated balance sheet) may not exceed $30.0 million, exclusive of any amounts owed by us to our subsidiary DHS. As of October 30, 2009, our trade payables, excluding amounts owed to DHS, were less than $10.0 million, giving us over $20.0 million of allowable additional payables before violating the covenant.
The borrowing base is redetermined by the lending banks at least semiannually (March 1, 2010 is the next scheduled redetermination), or by special redeterminations if requested by us based on drilling success. If, as a result of any reduction in the amount of our borrowing base, the total amount of the outstanding debt were to exceed the amount of the borrowing base in effect, then, within 30 days after we are notified of the borrowing base deficiency, we would be required to (1) make a mandatory payment of principal to reduce our outstanding indebtedness so that it would not exceed our borrowing base, (2) eliminate the deficiency by making three equal monthly principal payments, (3) provide additional collateral for consideration to eliminate the deficiency within 90 days or (4) eliminate the deficiency through a combination of (1) through (3). If for any reason we were unable to pay the full amount of the mandatory prepayment within the requisite 30-day period, we would be in default of our obligations under our credit facility.
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
     Credit Facility – DHS
On August 15, 2008, DHS entered into a new agreement with Lehman Commercial Paper, Inc. (“LCPI”) to amend its existing LCPI credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. Total debt outstanding at September 30, 2009 under the facility was $83.3 million. Because of LCPI’s bankruptcy and default, DHS does not have any additional borrowing capacity under the LCPI facility. Under the revised agreement, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and, accordingly, DHS was not in compliance with this covenant at March 31, 2009. In addition, at September 30, 2009, DHS was not in compliance with its minimum EBITDA, maximum leverage ratio, minimum interest coverage ratio and minimum current ratio financial covenants.
On April 22, 2009, DHS entered into the DHS Forbearance, as amended on May 21, 2009, with LCPI in which LCPI agreed to forbear until June 15, 2009 from exercising its rights and remedies under the credit agreement including, among other actions, acceleration of all amounts due under the credit facility or foreclosure on the DHS rigs and other assets pledged as collateral, including accounts receivable. The DHS facility is non-recourse to Delta. Due to the lapsing of the DHS Forbearance as well as the September 30, 2009 financial covenant violations by DHS, LCPI currently has the right to demand payment of the amounts outstanding under the credit facility and if not paid, foreclose on the DHS assets pledged as collateral for the credit facility. Although LCPI has not exercised its right to foreclose on the DHS assets pledged as collateral and DHS in currently in negotiations with LCPI to amend the terms of the credit facility, there can be no assurance that LCPI will not exercise its right to foreclose on the DHS assets pledged as collateral.
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
We had a net derivative liability of $27.0 million at September 30, 2009. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
On May 15, 2009, we repurchased for $26.0 million the contingent payment rights previously sold to Tracinda Corporation that entitled Tracinda to receive up to $27.9 million of net proceeds from the offshore California litigation related to the Amber Case.
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
Reserve Estimates
Estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, the availability and cost of capital to develop the reserves, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. With the further decline in commodity pricing since year end, the proved undeveloped reserves attributable to our Piceance Basin properties are uneconomic using the spot natural gas price as of September 30, 2009. The Piceance Basin properties contained nearly all of our proved undeveloped reserves as of December 31, 2008.

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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, we recorded a minor impairment to developed properties for the three months ended September 30, 2009.
For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, we recorded impairment provisions attributable to unproved properties of approximately $20.5 million for the three months ended September 30, 2009, including $20.4 million related to the Company’s Columbia River Basin leasehold. The Company’s exploratory Gray well in the Columbia River Basin was determined to be a dry hole ($31.0 million dry hole expense) and as a result the Company’s leasehold position was evaluated to determine prospective acreage and value. In addition, the Company recorded proved property impairments totaling $1.9 million as a result of lower commodity prices attributable to two Gulf Coast area properties. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the three months ended September 30, 2009.
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
All derivative instruments are recorded on the balance sheet at fair value which must be estimated using complex valuation models. Effective July 1, 2007, we elected to discontinue cash flow hedge accounting prospectively. Beginning July 1, 2007, we recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. As of September 30, 2009, we had a total of seven oil and gas derivative contracts outstanding. The fair value of our oil derivative instruments was a liability of $11.6 million and the fair value of our gas derivative instruments was a liability of $15.4 million at September 30, 2009. The liability is discounted based on our credit-worthiness and accordingly the liability reflected is less than the actual cash expected to be paid upon settlement based on forward prices as of September 30, 2009. The pre-credit risk adjusted fair value of our net derivative liabilities as of September 30, 2009 was $31.4 million. A credit risk adjustment of $4.4 million to the fair value of the derivatives reduced the reported amount of the net derivative liabilities on our consolidated balance sheet to $27.0 million.

Asset Retirement Obligation
We account for our asset retirement obligations under applicable FASB guidance which requires entities to record the fair value of a liability for retirement obligations of acquired assets. Our asset retirement obligations arise from the plugging and abandonment liabilities for our oil and gas wells. The fair value is estimated based on a variety of assumptions including discount and inflation rates and estimated costs and timing to plug and abandon wells.
Deferred Tax Asset Valuation Allowance
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As a result of management’s current assessment, we maintain a significant valuation allowance against our deferred tax assets. We will continue to monitor facts and circumstances in our reassessment of the likelihood that operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. As a result, we may determine that the deferred tax asset valuation allowance should be increased or decreased. Such changes would impact net income through offsetting changes in income tax expense or benefit.
Recently Adopted Accounting Pronouncements
In March 2008, the FASB issued authoritative guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability component (debt issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance was adopted effective January 1, 2009. This guidance changes the accounting treatment for our 3 3/4% Senior Convertible Notes issued April 25, 2007 and was applied retrospectively upon adoption. The fair value of the liability and equity components was determined based on our estimated borrowing rate at the date of issuance and, as a result, the liability component was approximately $92.7 million and the equity component was approximately $22.3 million. Based on these components at the issue date we recorded a reduction to the carrying value of the Notes of $22.3 million upon adoption of the guidance, with a corresponding increase in additional paid in capital. The accompanying consolidated financial statements include accretion of the resulting debt discount of approximately $1.1 million and $3.3 million for the three and nine months ended September 30, 2009 and approximately $1.1 million and $3.1 million for the three and nine months ended September 30, 2008. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require us to purchase all or a portion of the Notes. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.6% and 7.4% with total interest costs of $2.2 million and $2.1 million for the three month periods ended September 30, 2009 and 2008, respectively, and interest costs of $6.5 million and $6.4 million for the nine month periods ended September 30, 2009 and 2008, respectively.
In March 2008, the FASB issued new rules related to disclosures about derivative instruments and hedging activities which required enhanced disclosures for derivative and hedging activities. These rules were effective for us on January 1, 2009. We have included the new required disclosures in these financial statements.
In December 2007, the FASB issued new rules which established accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. These rules clarified that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. The rules were effective for us on January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of these rules had the effect of increasing total equity by the amount of the non-controlling interest and changing other presentations in the accompanying financial statements.
In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments. The adoption of this guidance did not have a material impact on our consolidated financial statements, other than additional disclosures. The guidance provided additional clarification for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 with such disclosures included herein as applicable.
In April 2009, the FASB issued revised authoritative guidance related to interim disclosures about fair value of financial instruments. The adoption of this guidance did not have an impact on our consolidated financial statements, other than requiring additional disclosures. The guidance required disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements and was effective for interim and annual reporting periods ending after June 15, 2009. Such disclosures have been included herein as applicable.
In May 2009, the FASB issued authoritative guidance which incorporated the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. In particular, the guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for us beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The implementation of this guidance did not have a material impact on our financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on November 5, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.
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
On September 15, 2009, the FASB issued a Proposed Accounting Standards Update for the oil and gas industry to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries – Oil and Gas with the requirements in the SEC’s final rule described above (“ASU 932”). The amendments proposed by ASU 932 would be effective for annual reports for fiscal years ending on or after December 31, 2009 and early adoption is not permitted. We are currently assessing the impact that the adoption ASU 932 will have on our consolidated financial statements and disclosures.

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
The following table summarizes our open derivative contracts at September 30, 2009:

							Net Fair Value
							Asset (Liability) at
Commodity	Volume		Fixed Price	Term		Index Price	September 30, 2009
							(In thousands)

Crude oil	1,000	Bbls / Day	$52.25	Oct ’09	- Dec ’09	NYMEX – WTI	$(1,691)
Crude oil	1,000	Bbls / Day	$52.25	Jan ’10	- Dec ’10	NYMEX – WTI	(7,198)
Crude oil	500	Bbls / Day	$57.70	Jan ’11	- Dec ’11	NYMEX – WTI	(2,763)
Natural gas	4,000	MMBtu / Day	$5.720	Oct ’09	- Dec ’09	NYMEX – HHUB	326
Natural gas	6,000	MMBtu / Day	$5.720	Jan ’10	- Dec ’10	NYMEX – HHUB	(934)
Natural gas	10,000	MMBtu / Day	$4.105	Oct ’09	- Dec ’09	CIG	(150)
Natural gas	15,000	MMBtu / Day	$4.105	Jan ’10	- Dec ’10	CIG	(7,351)
Natural gas	4,373	MMBtu / Day	$3.973	Oct ’09	- Dec ’09	CIG	(118)
Natural gas	5,367	MMBtu / Day	$3.973	Jan ’10	- Dec ’10	CIG	(2,861)
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11	- Dec ’11	CIG	(3,299)
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11	- Dec ’11	CIG	(995)

							$(27,034)

Assuming production and the percent of oil and gas sold remained unchanged for the three months ended September 30, 2009, a hypothetical 10% decline in the average market price we realized during the three months ended September 30, 2009 on unhedged production would reduce our oil and natural gas revenues by approximately $2.2 million.
Interest Rate Risk
We were subject to interest rate risk on $206.3 million of variable rate debt obligations at September 30, 2009. The annual effect of a 10% change in interest rates on the debt would be approximately $1.1 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Offshore Litigation
Prior to September 30, 2009, we owned direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore oil and gas properties near Santa Barbara, California with an aggregate carrying value of $17.0 million at December 31, 2008. These property interests represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties were retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners’ rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.
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
Further actions to develop the leases were then delayed, however, pending the outcome of a separate lawsuit (the “Amber Case”) that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. by us, our 92%-owned subsidiary, Amber Resources Company of Colorado (“Amber”), and ten other property owners alleging that the U.S. government materially breached the terms of 40 undeveloped federal leases, some of which were part of our and Amber’s offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to 36 of the 40 total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must return to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for 35 of the 40 lawsuit leases. Under this order, in May of 2009 we received a gross amount of approximately $58.5 million and Amber received a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid for all lawsuit leases other than Lease 452, which is a single lease owned entirely by us and separated from the main body of the litigation by a motion for reconsideration, as discussed below.
As mentioned above, Lease 452 was separated from the main body of the litigation by a motion filed by the government on January 19, 2006 seeking reconsideration of the Court’s ruling as it related to Lease 452. In seeking reconsideration, the government asserted that we should not be able to recover lease bonus payments for Lease 452 because, allegedly, a significant portion of the hydrocarbons had been drained by wells that were drilled on an immediately adjacent lease. The amount of lease bonus payments attributable to Lease 452 is approximately $91.4 million. A trial on the motion for reconsideration was completed in January 2008 and oral arguments were completed in June 2008. On February 25, 2009, the Court entered a judgment in our favor in the amount of $91.4 million with respect to our claim to recover lease bonus payments for Lease 452. On April 24, 2009, the government filed a notice of appeal of this judgment, but it has not yet filed its opening brief pending the outcome of settlement discussions.
Overriding royalty interests in certain litigation proceeds were granted in connection with the acquisition and financing of Lease 452 (among other leases) in December of 1999. As a result of these overrides, Kaiser-Francis Oil Company may be entitled to receive 5% of the net amount of the litigation proceeds received from Lease 452, BWAB Limited Liability Company may be entitled to receive 3%, and each of Aleron H. Larson, Jr. and Roger A. Parker may be entitled to receive 1%. Lease 451 is not subject to this litigation or separate litigation. Pursuant to an agreement dated November 2, 2000, we are also obligated to pay the owners of the Point Arguello Unit 20% of the net cash amount of litigation proceeds received from Lease 452 after deducting all compensation to be paid to attorneys and all reasonable and necessary expenses incurred. The net amount of this payment is currently estimated to be approximately $23.0 million if settlement discussions are not successful and the full amount of the judgment is ultimately received.
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
During September and October of 2006, three separate shareholder derivative actions were filed on our behalf in U.S. District Court for the District of Colorado relating to the options backdating issue, all of which were consolidated into a single action. The consolidated complaint alleged that certain of our executive officers and directors engaged in various types of misconduct in connection with certain stock option grants. Specifically, the plaintiffs alleged that the defendant directors, in their capacity as members of our Board of Directors and our Audit or Compensation Committee, at the behest of the defendants who are or were officers and to benefit themselves, backdated our stock option grants to make it appear as though they were granted on a prior date when our stock price was lower. They alleged that these backdated options unduly benefited the defendants who are or were officers and/or directors, resulted in our issuing materially inaccurate and misleading financial statements and caused us to incur substantial damages. The action also sought to have the current and former officers and directors who are defendants disgorge to us certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. On September 26, 2007, the Court entered an Order dismissing the action for failing to plead sufficient facts to support the claims that were made in the complaint, and stayed the dismissal for ten days to allow the Plaintiffs to file a motion for leave to file an amended complaint. Extensions were granted and the Plaintiffs filed such a motion on October 29, 2007. On September 29, 2008, the Court entered an Order granting Plaintiffs’ motion for leave to amend. On October 14, 2008, the defendants (including us as a nominal defendant) filed a joint motion to dismiss the Second Amended Complaint. On September 23, 2009, the Court entered an opinion and order dismissing the Complaint. On October 22, 2009, the Plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Tenth Circuit, but have not yet filed an opening brief.
Castle/Long Trusts Litigation
As a result of the acquisition of Castle Energy in April 2006, our wholly-owned subsidiary, DPCA LLC, as successor to Castle, became party to Castle’s ongoing litigation with the Long Trusts in District Court in Rusk County, Texas. The Long Trusts litigation, which was originally the subject of a jury trial in November 2000, has been separated into two pending suits, one in which the Long Trusts are seeking relief on contract claims regarding oil and gas sales and gas balancing under joint operating agreements with various Castle entities, and the other in which Castle’s claims for unpaid joint interest billings and attorneys’ fees have been granted by the trial court and upheld on appeal. At a hearing on March 26, 2009, the Court awarded a final judgment to us in the amount of $659,400 plus interest. On September 4, 2009, the Long Trusts filed an opening brief with the Court of Appeals for the Twelfth Appellate District of Texas to appeal the award of interest on the judgment. We intend to vigorously defend the Long Trusts’ breach of contract claims. We have not accrued any recoveries associated with the judgment against the Long Trusts, but will do so when and if they are ultimately collected.

Allen M. Wall et al. vs. Delta Petroleum Corporation, et al.
On March 20, 2009, a complaint was filed in Benton County Superior Court, Washington naming us and several individuals as defendants (Civil Action Number 09-2-00752-4). The plaintiffs allege in the Complaint that our negligence and the negligence of the other defendants caused the plaintiffs to suffer injuries and other damages as a result of a rig accident that occurred on the Gray Well in the Columbia River Basin on July 25, 2008. Our insurance carriers have been notified and tender letters have been forwarded to certain contractors, including DHS Drilling Company, to provide defense pursuant to the terms of the related contracts with those parties. We have filed an answer and the case is in the discovery stage.
Litigation with Vendors
We have settled our previously disclosed litigation with our vendors regarding amounts claimed to be due for goods and services. More specifically, the actions filed in Denver District Court, Colorado by Treadway Trucking, LLC (Case Number 2008CV10932) and Renegade Oilfield Services (Case Number 2008CV10908), and the action filed in Laramie County District Court, Wyoming by Bar S, Inc. and Riatta Enterprises, LLC (Civil Docket Number 173-575), have been settled and dismissed with prejudice.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 29, 2009 and is incorporated herein by reference. In addition, we are subject to the following risks:
Risks relating to our business and industries
We incurred operating and net losses in 2008 and the first nine months of 2009, and may continue to be adversely affected by low natural gas prices.
We incurred an operating loss of $464.5 million and a net loss attributable to Delta common stockholders of $456.1 million in 2008. For the nine month period ended September 30, 2009, our operating loss was $240.7 million and our net loss attributable to Delta common stockholders was $294.7 million. Our results of operations are affected by changes in natural gas and oil prices, which declined significantly during the fourth quarter of 2008 and the first nine months of 2009 and remain at relatively low levels. There is a significant glut of natural gas production in the United States, and it may continue to depress prices regardless of general economic conditions. Until natural gas and oil prices increase significantly, our results will continue to be adversely affected.
We have at times not been in compliance with certain financial covenants in our credit agreement, and we may face significant immediate requirements to fund obligations in excess of our existing sources of liquidity.
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
We have taken several steps to mitigate our liquidity concerns, including entering into two forbearance agreements with our lenders and completing an equity offering. In addition, we have reduced our capital expenditure program and implemented additional cost saving measures, including reductions in force affecting approximately one-half of our personnel. While these steps and receipt of the net proceeds from the favorable litigation judgment described above have mitigated our immediate liquidity concerns, we can provide no assurances that we will have sufficient resources to fund our cash needs in the future. Our ability to fund our cash needs in the future will be dependent on some combination of improved natural gas and oil prices, decreased operating costs, and success in our efforts to access additional capital markets funding, make non-core assets dispositions or receive financial support from new joint venture partners, for which no assurances can be given. If we do not meet our covenants in the future, our lenders would be entitled to accelerate our outstanding debt in accordance with the terms of the credit agreement, and we may be unable to negotiate another forbearance agreement with them. If we are unsuccessful in negotiating a forbearance agreement, we cannot assure you that we will not have to seek bankruptcy protection.
Sources of liquidity sufficient to fund our current operations may be unavailable to us.
Our efforts to improve our liquidity position will be very challenging given the current economic climate. Current economic fundamentals portray a dismal outlook for the oil and natural gas exploration and development business for at least the remainder of 2009 due to extremely low and volatile oil and natural gas prices coupled with a global recession that is projected to be the longest and most severe in the post-World War II period. Natural gas prices are of particular significance to us because natural gas production represents approximately 80% of our total production for the nine months ended September 30, 2009. These economic conditions have resulted in a decline in our revenues, cash flow, and available capital, and have caused us to significantly decrease our drilling activities and operations. Moreover, the full effect of many of the actions that we have taken to improve our liquidity will not be realized until later in 2009, even if they are successfully implemented.
There is no assurance that industry or capital markets conditions will improve in the near term. Even if we are successful in completing capital raising transactions and implement the operating actions that are substantially within our control, our liquidity in the future may not be sufficient to operate our business and to satisfy the requirements of our credit agreements.
DHS has significant near-term liquidity issues.
DHS is currently not in compliance with its financial covenants in its credit agreement, pursuant to which it had $83.3 million outstanding as of September 30, 2009.
On August 15, 2008, DHS entered into an agreement with LCPI to amend its existing LCPI credit facility. The revised agreement increased the borrowing base from $75.0 million to $150.0 million. Because of LCPI’s bankruptcy and default, DHS does not have any additional borrowing capacity under the LCPI facility. Under the revised agreement, DHS has an obligation to provide to LCPI by March 31 of each year audited financial statements reported on without a going concern qualification or exception by the independent auditor. DHS was not able to provide audited financial statements not containing an explanatory paragraph related to its ability to continue as a going concern, and accordingly, DHS was not in compliance with this covenant June 30, 2009. As a result of this and additional financial covenant violations as of September 30, 2009, we have classified the entire $83.3 million of debt outstanding under the DHS credit agreement as a current liability in our consolidated balance sheet as of September 30, 2009.
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
In conjunction with the DHS Forbearance, DHS paid a fee of $250,000 and made a $1.25 million prepayment on the credit agreement. During the forbearance period, DHS was required to use 75% of any accounts receivable collected to pay down its credit agreement. Delta is a significant debtor of DHS, with accounts payable to DHS of approximately $24.1 million as of September 30, 2009.
At September 30, 2009, DHS was not in compliance with its minimum EBITDA, maximum leverage ratio, minimum interest coverage ratio and minimum current ratio financial covenants. As a result of these events, we have classified the entire $83.3 million of debt outstanding under the DHS credit facility as a current liability in the accompanying consolidated balance sheet as of September 30, 2009. Since the DHS Forbearance has expired, LCPI currently has the right to demand payment of the amounts outstanding under the credit facility and if not paid, foreclose on the DHS assets pledged as collateral for the credit facility. Although LCPI has not exercised its right to foreclose on the DHS assets pledged as collateral and DHS in currently in negotiations with LCPI to amend the terms of the credit facility, there can be no assurance that LCPI will not exercise its right to foreclose on the DHS assets pledged as collateral, including all of the DHS rigs. In the event DHS is deemed insolvent, we may need to writedown or write-off our investment in DHS.
Natural gas and oil prices are volatile. Declining prices have adversely affected our financial position, financial results, cash flows, access to capital and ability to grow.
Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for the natural gas and oil we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks is subject to periodic redeterminations based on prices specified by our lenders at the time of redetermination. In addition, we may have asset carrying value writedowns if prices fall, as was the case in 2008 and 2009.
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
Our credit ratings have been downgraded to historically low levels. As of October 31, 2009, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook is “negative.” As of October 31, 2009, our corporate credit and senior unsecured debt ratings were CCC and CC, respectively, as issued by Standard and Poor’s. S&P’s outlook is “developing.” Our credit ratings reflect the agencies’ concerns over our financial strength. Our current credit ratings reduce our access to the unsecured debt markets and will unfavorably impact our overall cost of borrowing. Further downgrades of our current credit ratings or significant worsening of our financial condition could adversely affect our borrowing costs, reduce our access to capital and increase interest costs on our borrowings, and could also result in increased demands by our suppliers for accelerated payment terms or other more onerous supply terms.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness and to third parties generally.
As of September 30, 2009, our total outstanding indebtedness was $458.8 million, including $123.0 million of outstanding borrowings drawn under our credit agreement. In addition, as of September 30, 2009, $83.3 million of outstanding borrowings by our subsidiary DHS under its credit facility were classified as a current liability. Our indebtedness (excluding installments payable on property acquisitions secured by restricted cash deposits) represented 38.5% of our total book capitalization (total debt, excluding installments payable, plus total equity) at September 30, 2009. As of September 30, 2009, we had $100.8 million of additional availability under our credit agreement ($40.8 million adjusted for our redetermined borrowing base). Our 7% senior notes’ indenture currently limits our incurrence of additional secured borrowings.
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

We may incur additional debt, including secured indebtedness, or issue preferred stock in order to maintain adequate liquidity, develop our properties and make future acquisitions. A higher level of indebtedness increases the risk that we may default on our obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, natural gas and oil prices, and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets, the number of shares of capital stock we have authorized, unissued and unreserved, and our performance at the time we need capital.
In addition, our bank borrowing base is subject to periodic redetermination, with the next determination date scheduled for March 1, 2010. A further reduction to our borrowing base could require us to repay indebtedness of amounts outstanding above the borrowing base, or we might be required to provide the lenders with additional collateral. We are currently engaged in seeking capital from a number of sources and potential joint ventures or similar industry partnerships to enhance our liquidity and we are exploring other potential corporate transactions available to us. We may not decide, or be able, to engage in any such transactions. If we do decide to engage in such a transaction, we may not be able to complete it. In addition, such transactions are subject to significant risks, including diversion of management’s attention from our operations. Even if one or more of such transactions are completed, we cannot assure you that the terms will be satisfactory to us or sufficiently enhance our liquidity.
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
Although the proved undeveloped reserves attributable to our Piceance Basin properties are not economic using spot natural gas prices as of September 30, 2009, we believe they are economically recoverable based on applicable current quoted natural gas and crude oil futures prices. The Piceance Basin properties contained nearly all of our proved undeveloped reserves as of December 31, 2008. Further development of these properties depends on higher commodity prices in the future, reductions in future drilling costs, or a combination of both, and availability of capital from internal or external sources, such as joint venture partners.
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
We have been required to write down the carrying value of our oil and gas properties and other assets. For example, we recorded dry hole costs and impairment provisions of $161.5 million for the nine months ended September 30, 2009, including, among other items, $38.6 million related to our non-operated Piceance leasehold in Garden Gulch,

$26.7 million related to leasehold in the Haynesville Shale, $20.6 million related to our leasehold in the Columbia River Basin, $14.7 million related to leasehold in Lighthouse Bayou, and $2.3 million related to expired and expiring acreage in the Newton field. In addition, we recorded an impairment of $10.5 million to reduce our Vega area land carrying value to its estimated fair value. Lastly, we recorded an impairment of $1.9 million to reduce the Paradox pipeline carrying value to its estimated fair value. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the three months ended September 30, 2009. During the second quarter of 2009, we adjusted the timing of the development of the Garden Gulch properties to delay the drilling of additional wells. In addition, during the second quarter, another working interest owner in the property sold its interest to an undisclosed buyer for an implied price less than the carrying value of our properties. With respect to our Haynesville Shale leasehold, during the third quarter of 2009, we began preparing prospect materials to support efforts to market the leasehold, including efforts to consolidate acreage blocks to optimize marketability, and received offers on certain portions of the leasehold at prices less than our carrying value. With respect to our Columbia River Basin leasehold, we determined that an impairment had occurred as a result of our value and prospectivity assessments subsequent to the unsuccessful results of the Gray well which was declared a dry hole during the third quarter of 2009. With respect to our Lighthouse Bayou leasehold, we were obligated under our exploration and development agreement, as amended, to spud an initial test well by July 1, 2009. In late May 2009, an amendment to the agreement was executed whereby the leases reverted to the original seller and we retained an option to participate in future transactions, if any, related to the leases contained in the area of mutual interest. With respect to the Vega area surface acreage, during the third quarter of 2009, we entered into negotiations to sell a portion of our surface acreage to an existing land owner in the area as part of an attempt to resolve access and right of way issues related to the development of the minerals and are in the process of the marketing the remaining surface acreage. With respect to the Paradox pipeline, we received an offer for the associated gas plant for an amount less than the carrying value. In each case, as a result of the events and activities described, we evaluated our unproved leasehold or surface acreage and concluded that an impairment had occurred.
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
Our credit agreement limits our borrowings to the lesser of the borrowing base and the total commitments. The borrowing base is determined periodically and is based in part on natural gas and oil prices. Additionally, the indenture governing our 7% senior notes contains covenants limiting our ability to incur indebtedness in addition to that incurred under our credit agreement. These agreements limit our ability to incur additional indebtedness unless we meet one of two alternative tests. The first alternative is based on our adjusted consolidated net tangible assets (as defined in our lending agreements), which is determined using discounted future net revenues from proved natural gas and oil reserves as of the end of each year. The second alternative is based on the ratio of our consolidated EBITDAX (as defined in the relevant indentures) to our adjusted consolidated interest expense over a trailing 12 month period. Currently our borrowing base has been redetermined at a level that will not permit additional borrowing under our credit agreement. Lower natural gas and oil prices in the future could reduce our consolidated EBITDAX, as well as our adjusted consolidated net tangible assets, and thus could reduce our ability to incur additional indebtedness. Lower natural gas and oil prices could also further reduce the borrowing base under our credit agreement, and if such borrowing base were reduced below the amount of borrowings outstanding, we would be required to repay an amount of borrowings such that outstanding borrowings do not exceed the borrowing base. Pursuant to the credit agreement, our borrowing base under the credit agreement was reduced in May 2009 to $225.0 million with a $185.0 million conforming base, and was further reduced in October 2009 to $185.0 million with a required $20.0 minimum availability cushion. The borrowing base will next be redetermined effective March 1, 2010.
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
The total gains on derivative instruments recognized in our statements of operations were $21.7 million, $10.0 million, and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with the terms of our credit agreement, we have entered into derivative contracts which at the time entered into established a floor price for 40% our anticipated production for the last two quarters of 2009, 70% for the calendar year 2010 and 50% for the calendar year 2011. For the nine months ended September 30, 2009 we recorded approximately $27.0 million of unrealized non-cash losses, and in the future we will record non-cash gains or losses depending on changes in the natural gas and oil prices between now and when we settle the derivative contracts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides a summary of our purchases of our own common stock during the three months ended September 30, 2009.

Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number of	Average Price	Purchased as Part of	(or Units) that May Yet
	Shares (or Units)	Paid Per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit) (2)	Plans or Programs (3)	the Plans or Programs (3)
July 1 – July 31, 2009	86,000	$1.78	-	-
August 1 – August 31, 2009	-	-	-	-
September 1 – September 30, 2009	-	-	-	-

Total	86,000	$1.78	-	-

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
Item 3. Defaults Upon Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information.
Amendment to Credit Agreement
On October 30, 2009, we entered into the Second Amendment in which, among other changes, the lenders provided waivers from the December 31, 2009 and March 31, 2010 current ratio and consolidated secured debt to EBITDAX ratio covenants. In conjunction with the Second Amendment and as part of a scheduled redetermination, the borrowing base was reduced from $225.0 million to $185.0 million. The next scheduled redetermination date is March 1, 2010. Also, the Second Amendment requires that we maintain minimum availability of $20.0 million essentially reducing our borrowing availability under the Credit Agreement. The minimum availability requirement will be released on the first date after delivery of the December 31, 2009 audited financial statements on which we are in compliance with our financial covenants as of the most recently completed quarter (without giving effect to any waiver of compliance with such covenants) and project pro forma compliance for each of the four following quarters. In addition, the Second Amendment imposed capital expenditures limitations of $10.0 million for the quarter ending December 31, 2009, $10.0 million for the quarter ending March 31, 2010, and $5.0 million for the quarter ending June 30, 2010, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier quarter to a subsequent quarter. The Second Amendment also included a payables covenant whereby our trade payables (a sub-component of accounts payable on the accompanying consolidated balance sheet) may not exceed $30.0 million, exclusive of any amounts owed by us to our subsidiary DHS.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.
Resignation of Director
Effective November 4, 2009, one of the members of the Company’s board of directors, James B. Wallace, resigned from the board. Mr. Wallace offered his resignation without any conflict or disagreement with the Company’s direction or management.

Item 6. Exhibits.
     Exhibits are as follows:
10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the financial institutions named therein. Filed herewith electronically.

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
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: November 5, 2009

EXHIBIT INDEX:
10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the financial institutions named therein. Filed herewith electronically.

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