Form 10-Q
period 2010-03-31
DELTA PETROLEUM CORP/CO
filed 2010-05-10
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  No X
282,783,589 shares of common stock, $.01 par value per share, were outstanding as of May 1, 2010.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

I

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,980	$61,918
Short-term restricted deposits	100,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $100, respectively	18,166	16,654
Deposits and prepaid assets	3,179	3,103
Inventories	4,623	5,588
Other current assets	3,498	5,189

Total current assets	139,446	192,452

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	279,725	280,844
Proved	1,336,131	1,379,920
Drilling and trucking equipment	178,434	177,762
Pipeline and gathering systems	96,139	92,064
Other	16,080	16,154

Total property and equipment	1,906,509	1,946,744
Less accumulated depreciation and depletion	(775,200)	(800,501)

Net property and equipment	1,131,309	1,146,243

Long-term assets:
Long-term restricted deposit	100,000	100,000
Investments in unconsolidated affiliates	3,936	7,444
Deferred financing costs	2,664	3,017
Other long-term assets	6,430	8,329

Total long-term assets	113,030	118,790

Total assets	$1,383,785	$1,457,485

LIABILITIES AND EQUITY
Current liabilities:
Credit facility – Delta	$93,038	$-
Credit facility – DHS	83,268	83,268
Installments payable on property acquisition	98,507	97,874
Accounts payable	42,544	44,225
Offshore litigation payable	-	13,877
Other accrued liabilities	15,074	13,459
Derivative instruments	6,777	19,497

Total current liabilities	339,208	272,200

Long-term liabilities:
Installments payable on property acquisition, net of current portion	95,998	95,381
7% Senior notes	149,628	149,609
3 3/4% Senior convertible notes	105,121	104,008
Credit facility – Delta	-	124,038
Asset retirement obligations	6,392	7,654
Derivative instruments	2,923	7,475

Total long-term liabilities	360,062	488,165

Commitments and contingencies

Equity:
Preferred stock, $.01 par value: authorized 3,000,000 shares, none issued	-	-
Common stock, $.01 par value: authorized 600,000,000 shares, issued 282,812,000 shares at March 31, 2010 and 282,548,000 shares at December 31, 2009	2,828	2,825
Additional paid-in capital	1,628,238	1,625,035
Treasury stock at cost; 34,000 shares at March 31, 2010 and 42,000 shares at December 31, 2009	(193)	(268)
Accumulated deficit	(951,807)	(939,010)

Total Delta stockholders’ equity	679,066	688,582

Non-controlling interest	5,449	8,538

Total equity	684,515	697,120

Total liabilities and equity	$1,383,785	$1,457,485

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$34,453	$22,158
Contract drilling and trucking fees	9,932	5,213
Gain (loss) on offshore litigation award and property sales, net	(429)	31,285

Total revenue	43,956	58,656

Operating expenses:

Lease operating expense	8,171	9,846
Transportation expense	3,927	3,255
Production taxes	1,681	1,580
Exploration expense	226	1,060
Dry hole costs and impairments	354	1,443
Depreciation, depletion, amortization and accretion – oil and gas	23,186	26,822
Drilling and trucking operating expenses	7,889	5,256
Depreciation and amortization – drilling and trucking	5,572	5,792
General and administrative	11,387	12,630

Total operating expenses	62,393	67,684

Operating loss	(18,437)	(9,028)

Other income and (expense):

Interest expense and financing costs, net	(10,560)	(16,426)
Other income, net	129	154
Realized loss on derivative instruments, net	(4,113)	-
Unrealized gain (loss) on derivative instruments, net	17,272	(5,464)
Income (loss) from unconsolidated affiliates	(8)	747

Total other income (expense)	2,720	(20,989)

Loss before income taxes	(15,717)	(30,017)

Income tax expense (benefit)	275	(583)

Net loss	(15,992)	(29,434)

Less net loss attributable to non-controlling interest	3,195	3,880

Net loss attributable to Delta common stockholders	$(12,797)	$(25,554)

Basic income (loss) attributable to Delta common stockholders per common share:
Net loss	$(0.05)	$(0.25)

Diluted income (loss) attributable to Delta common stockholders per common share:
Net loss	$(0.05)	$(0.25)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

			Additional			Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		mulated	stockholders’	controlling	Total
	Shares	Amount	capital	Shares	Amount	deficit	equity	interest	equity
	(In thousands)
Balance, December 31, 2009	282,548	$2,825	$1,625,035	42	$(268)	$(939,010)	$688,582	$8,538	$697,120

Net loss	-	-	-	-	-	(12,797)	(12,797)	(3,195)	(15,992)
Employee vesting of treasury stock held by subsidiary	-	-	-	(8)	75	-	75	(75)	-
Issuance of vested stock	481	5	(5)	-	-	-	-	-	-
Shares repurchased for withholding taxes	(2)	-	(2)	-	-	-	(2)	-	(2)
Forfeiture of restricted shares	(215)	(2)	2	-	-	-	-	-	-
Stock based compensation	-	-	3,208	-	-	-	3,208	181	3,389

Balance, March 31, 2010	282,812	$2,828	$1,628,238	34	$(193)	$(951,807)	$679,066	$5,449	$684,515

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,992)	$(29,434)
Adjustments to reconcile net loss to cash used in operating activities:
Gain (loss) on offshore litigation award and property sales, net	429	(31,285)
Depreciation, depletion, amortization and accretion – oil and gas	23,186	26,822
Depreciation and amortization – drilling and trucking	5,572	5,792
Stock based compensation	3,389	2,764
Amortization of deferred financing costs	2,550	4,251
Accretion of discount on installments payable	1,250	1,848
Unrealized (gain) loss on derivative instruments, net	(17,272)	5,464
Dry hole costs and impairments	354	1,443
(Income) loss from unconsolidated affiliates	8	(410)
Deferred income tax expense (benefit)	275	(583)
Other	(69)	(88)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(1,512)	11,807
(Increase) decrease in deposits and prepaid assets	(76)	5,556
Increase in inventories	-	(1,275)
Increase in other current assets	(36)	(3,095)
Decrease in accounts payable	(7,055)	(7,814)
Increase (decrease) in offshore litigation payable and other accrued liabilities	(11,942)	2,329

Net cash used in operating activities	(16,941)	(5,908)

Cash flows from investing activities:
Additions to property and equipment	(9,349)	(48,364)
Additions to drilling and trucking equipment	(703)	(691)
Proceeds from sale of oil and gas properties	766	-
Proceeds from sale of drilling assets and other fixed assets	167	-
Proceeds from sale of unconsolidated affiliate	3,500	-
Distribution from unconsolidated affiliates	-	295
Proceeds from escrow deposit	1,380	-
(Increase) decrease in other long-term assets	244	(79)

Net cash used in investing activities	(3,995)	(48,839)

Cash flows from financing activities:
Proceeds from borrowings	24,000	-
Repayments of borrowings	(55,000)	(875)
Proceeds from sale of offshore litigation contingent payment rights	-	14,900
Shares repurchased for withholding taxes	(2)	(247)

Net cash provided by (used in) financing activities	(31,002)	13,778

Net decrease in cash and cash equivalents	(51,938)	(40,969)

Cash at beginning of period	61,918	65,475

Cash at end of period	$9,980	24,506

Supplemental cash flow information:
Cash paid for interest and financing costs	$2,893	$5,603

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. Subsequent events were evaluated through the date of issuance of these consolidated financial statements at the time this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”). For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC.
(2)	Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.
The Company experienced a net loss attributable to Delta common stockholders of $12.8 million for the three months ended March 31, 2010, and had a working capital deficiency of $199.8 million, including $93.0 million outstanding under Delta’s credit facility which is due on January 15, 2011 and $83.3 million outstanding under the credit agreement of DHS Drilling Company (“DHS”), the Company’s 49.8% subsidiary. The ongoing losses, near term credit maturities, and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.
As of and for the three months ended March 31, 2010, the Company was in compliance with covenants related to its financial ratios and accounts payable. The Company had $52.0 million of availability under its Delta credit agreement based upon the redetermined $145.0 million borrowing base (effective April 26, 2010, see Note 7, “Long Term Debt”) and had cash on hand of $10.0 million.
Pursuant to a scheduled redetermination effective as of April 26, 2010, among other changes more fully described in Note 7, “Long Term Debt,” the borrowing base under the Company’s credit agreement was reduced to $145.0 million; however, the requirement to maintain the $20.0 million of minimum availability was deleted such that the effective credit capacity was reduced by $20.0 million.
On April 1, 2010, DHS amended its existing credit facility with Lehman Commercial Paper, Inc. (“LCPI”) and renegotiated certain terms of the agreement, to, among other changes more fully described in Note 7, “Long Term Debt,” bring DHS into compliance with the terms of the agreement, amend the principal repayment schedule, adjust the interest rate, and eliminate or amend certain financial covenants. The DHS facility is non-recourse to Delta.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(2)	Going Concern, Continued
The Company does not currently have the capital on hand necessary to repay its credit facility borrowings due on January 15, 2011 or develop its properties at the pace desired based on current commodity prices. Further, in conjunction with the April 2010 borrowing base redetermination of Delta’s credit facility, the Company is limited to capital expenditures of $20.0 million in the quarter ending June 30, 2010 and $15.0 million for the quarter ending September 30, 2010.
In November 2009, the Company retained Morgan Stanley and Evercore Partners to evaluate and advise the Board of Directors on strategic alternatives to enhance shareholder value, including but not limited to the sale of some or all of the Company’s assets, entering into partnerships or joint ventures, or the sale of the entire Company.
On March 18, 2010, the Company announced it had entered into a non-binding letter of intent with Opon International LLC (“Opon”) to sell a 37.5% non-operated working interest in the Company’s Vega Area assets located in the Piceance Basin for total consideration of $400 million. It is expected that $225 million of the total consideration will be used by the Company for the development of the Vega Area over the next three years. The Company intends to use the remainder of the total consideration for its balance sheet obligations and general working capital purposes. The Company has also agreed to issue to Opon at closing, warrants to purchase 13.3 million shares of Delta common stock at $1.50 per share and 5.7 million shares at $3.50 per share. The consummation of the transaction is contingent upon Opon’s ability to arrange financing and is subject to customary due diligence, negotiation and execution of definitive binding agreements. The parties are continuing with the proposed transaction and the Company understands that Opon’s financing efforts are ongoing. The Company will retain operations of the Vega Area subject to a joint venture agreement with Opon. There can be no assurance that the transaction with Opon will be successfully consummated.
In addition to the strategic evaluation process described above, and in consideration of the results of the recently completed borrowing base redetermination also described above, the Company continues to be in discussions with other lenders in an effort to refinance or replace the existing facility prior to its January 15, 2011 maturity.
If the pending Vega Area transaction with Opon is not consummated, the Company will need to raise additional capital in order to pay its outstanding borrowings under Delta’s credit facility which are due January 15, 2011. There can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement when due, or, if not sufficient, or if additional defaults occur, that the lenders will be willing to waive the defaults or amend the agreement. In addition, there can be no assurance that cash flow from operations and other sources of liquidity, including asset sales or joint venture or other industry partnerships, will be sufficient to meet contractual, operating and capital obligations. The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
Revenue Recognition

Oil and Gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers. A liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of March 31, 2010 and December 31, 2009, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. As a result of such assessment, the Company recorded an impairment provision to developed properties of $895,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provision was recognized. The impairment for the three months ended March 31, 2009 is included within dry hole costs and impairments in the accompanying statement of operations.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded impairment provisions attributable to unproved properties of $897,000 and $350,000 for the three months ended March 31, 2010 and 2009, respectively. These impairments are included within dry hole costs and impairments in the accompanying statements of operations for the three months ended March 31, 2010 and 2009.
During the remainder of 2010, the Company plans to develop and evaluate certain proved and unproved properties. Favorable or unfavorable drilling results or changes in commodity prices may cause a revision to estimates of those properties’ future cash flows. Such revisions of estimates could require the Company to record additional impairment provisions in the period of such revisions.
Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2010 to March 31, 2010 (amounts in thousands):

Asset retirement obligation – January 1, 2010	$10,539
Accretion expense	133
Change in estimate	(304)
Obligations incurred (from new wells)	60
Obligations assumed	-
Obligations on sold properties	(865)
Obligations settled	(700)

Asset retirement obligation – March 31, 2010	8,863
Less: current portion of asset retirement obligation	(2,471)

Long-term asset retirement obligation	$6,392

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. For the three months ended March 31, 2010 and 2009, comprehensive loss was $16.0 million and $29.4 million, respectively.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued

Financial Instruments
The Company periodically enters into commodity price risk transactions to manage its exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options.
The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices. The Company has not elected hedge accounting and recognizes mark-to-market gains and losses in earnings currently.
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
At March 31, 2010, all of the Company’s outstanding derivative contracts were fixed price swaps. Under the swap agreements, the Company receives the fixed price and pays the floating index price. The Company’s swaps are settled in cash on a monthly basis. By entering into swaps, the Company effectively fixes the price that it will receive for a portion of its production.
The following table summarizes the Company’s open derivative contracts at March 31, 2010:

							Net Fair Value
				Remaining			Asset (Liability) at
Commodity	Volume		Fixed Price	Term		Index Price	March 31, 2010
							(In thousands)

Crude oil	1,000	Bbls / Day	$52.25	Apr ’10	- Dec ’10	NYMEX – WTI	(8,704)
Crude oil	500	Bbls / Day	$57.70	Jan ’11	- Dec ’11	NYMEX – WTI	(4,688)
Natural gas	6,000	MMBtu / Day	$5.720	Apr ’10	- Dec ’10	NYMEX – HHUB	2,370
Natural gas	15,000	MMBtu / Day	$4.105	Apr ’10	- Dec ’10	CIG	577
Natural gas	5,367	MMBtu / Day	$3.973	Apr ’10	- Dec ’10	CIG	16
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11	- Dec ’11	CIG	671
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11	- Dec ’11	CIG	58

							$(9,700)

The pre-credit risk adjusted fair value of the Company’s net derivative liabilities as of March 31, 2010 was $10.5 million. A credit risk adjustment of $817,000 to the fair value of the derivatives reduced the reported amount of the net derivative liabilities on the Company’s consolidated balance sheet to $9.7 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The following table summarizes the fair values and location in the Company’s consolidated balance sheet of all derivatives held by the Company as of March 31, 2010 (in thousands):

Derivatives Not Designated as
Hedging Instruments	Balance Sheet Classification	Fair Value
Liabilities
Commodity Swaps	Derivative Instruments – Current Liabilities, net	$6,777
Commodity Swaps	Derivative Instruments – Long-Term Liabilities, net	2,923

Total		$9,700

The following table summarizes the realized and unrealized gains and losses and the classification in the consolidated statement of operations of derivatives not designated as hedging instruments for the three months ended March 31, 2010 (in thousands):

		Amount of Gain
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	(Loss) Recognized in
Hedging Instruments	Income on Derivatives	Income on Derivatives

Commodity Swaps	Realized Loss on Derivative Instruments, net – Other Income and (Expense)	$(4,113)
Commodity Swaps	Unrealized Gain on Derivative Instruments, net – Other Income and (Expense)	$17,272

		$13,159

Stock Based Compensation
The Company recognizes the cost of share based payments over the period the employee provides service and includes such costs in general and administrative expense in the statements of operations.
Income (Loss) from Unconsolidated Affiliates
Income (loss) from unconsolidated affiliates includes the Company’s share of earnings or losses from equity method investments. During the first quarter of 2010, DOTC reported continuing losses from operations which, if recorded, would have created a deficit in the investment in DOTC. In accordance with accounting standards, the Company did not recognize its share of the losses for the first quarter of 2010 as the Company is not obligated to make future capital contributions to DOTC.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
At December 31, 2009, the Company owned a 5% interest in Collbran Valley Gas Gathering, LLC (“CVGG”) which operates a pipeline in the Piceance Basin through which the Company transports its produced gas to the sales point. During the fourth quarter of 2009, the Company recorded an impairment of its investment in CVGG to reduce the carrying value to its fair value of $3.5 million. In January 2010, the Company divested its 5% interest in CVGG for cash proceeds of $3.5 million, plus an additional $2.0 million of proceeds contingent on volume deliveries through the CVGG system of Delta gas between January 1, 2010 and June 30, 2011. Based on current production levels, the Company is not likely to earn the contingent consideration without the initiation of a continuous drilling program which could only be undertaken with additional funding beyond the Company’s existing capital resources.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, bad debts, depletion and impairment of oil and gas properties, income taxes, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(3)	Summary of Significant Accounting Policies, Continued
Recently Issued and Adopted Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures. The objective of ASU 2010-06 is to provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) significant transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009. The Company adopted ASU 2010-06 effective January 1, 2010, which did not have an impact on its consolidated financial statements, other than additional disclosures.
(4)	Oil and Gas Properties
2010 – Divestitures
During the three months ended March 31, 2010, the Company divested of its interests in two non-core properties for $50,000 in cash and the assumption of plugging and abandonment obligations. Proved reserves attributable to these properties were insignificant.
(5)	DHS Drilling
On March 31, 2010, the Company owned a 49.8% ownership interest in DHS Drilling Company. The remaining interest is owned by Chesapeake Energy Corporation, 47.2%, and 3% by DHS executive officers and management. Delta has the right to use all of the DHS rigs on a priority basis.
The carrying value of DHS’s drilling rigs and related equipment is assessed for impairment whenever circumstances indicate an impairment may exist. No such impairment provisions were recorded during the three months ended March 31, 2010 and 2009.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(6)	Fair Value Measurements, Continued
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
Asset retirement obligations - The initial fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s asset retirement obligations, including revisions of the estimated fair values during the three months ended March 31, 2010 and 2009.
The following table lists the Company’s fair value measurements by hierarchy as of March 31, 2010 (in thousands):

	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Total
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Derivative liabilities	$-	$(9,700)	$-	$(9,700)
(7)	Long Term Debt
Installments Payable on Property Acquisition
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installments payable are recorded in the accompanying consolidated financial statements as current and long-term liabilities at a discounted value. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.3 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.
7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The Company was in compliance with the covenants under the indenture as of March 31, 2010 (See Note 12, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at March 31, 2010 was approximately $128.3 million.
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes were recorded based on the estimated fair value of the liability component and the equity component. The debt discount on the liability component is accreted over the expected life of the Notes, including $1.1 million of accretion for each of the three months ended March 31, 2010 and 2009. Combined with the amortization of debt discount, the Notes had an effective interest rate of approximately 7.6% and 8.2% with total interest costs of $2.2 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively. The fair value of the Notes at March 31, 2010 was approximately $91.7 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(7)	Long Term Debt, Continued

Credit Facility – Delta
On April 26, 2010, Delta entered into the Third Amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, and certain of the financial institutions that are party to its credit agreement in which, among other changes, the lenders provided a waiver from Delta’s violations of the capital expenditure limitation of $10.0 million for the quarter ended March 31, 2010. In conjunction with the Third Amendment and as part of a scheduled redetermination, the borrowing base was reduced from $185.0 million with a $20.0 million required minimum availability to $145.0 million with no required minimum availability for a net reduction in the borrowing base of $20.0 million. The next scheduled redetermination date is July 1, 2010. In addition, the Third Amendment imposed capital expenditures limitations of $20.0 million for the quarter ending June 30, 2010 and $15.0 million for the quarter ending September 30, 2010, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier quarter to a subsequent quarter. The Company is currently in compliance with its financial debt covenants and based on the Company’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and the possibility of further economic deterioration, the Company may need to request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.
Borrowings under the credit facility were $93.0 million at March 31, 2010, with remaining availability of $52.0 million based on the revised $145.0 million borrowing base.
Because the credit facility matures in January 2011, the debt is classified as a current liability in the March 31, 2010 consolidated balance sheet.
Credit Facility – DHS
On April 1, 2010, DHS amended its existing credit facility with LCPI and renegotiated certain terms of the agreement including obtaining waivers for all covenant violations through March 31, 2010. The terms of the amended agreement required principal payments of $7,677,713 paid on April 1, 2010 and $2,000,000 paid on May 1, 2010, with remaining $2,000,000 principal payments due on each of August 1, 2010, November 1, 2010 and January 1, 2011, and a $5,000,000 principal payment on each of April 1, 2011 and July 1, 2011 with the remaining balance of $57,589,787 due at maturity (August 31, 2011). In addition to the required payments, DHS may be required to prepay any remaining outstanding principal with the “Net Cash Proceeds from any Asset Sale,” as defined by the credit facility, and any such prepayment shall be applied to, first, prepay the immediately succeeding Scheduled Installment in full, second, prepay all interest payable on the immediately succeeding Interest Payment Date in full, third, pay the second succeeding Scheduled Installment in full and fourth, prepay the remaining principal balance of the remaining loans. DHS is also required to prepay the principal amount of the loans in an amount equal to 75% of the “Excess Cash Flow,” as defined by the credit facility, for such fiscal quarter. The only financial covenant remaining in the DHS credit agreement is a minimum EBITDA covenant of $100,000 for the three months ended March 31, 2010, $250,000 for the three months ending June 30, 2010, $1,000,000 for the three months ending September 30, 2010 and $1,500,000 for each subsequent quarter. In addition, the amendment imposed capital expenditures limitations of $1,200,000 for any fiscal quarter. Notwithstanding the $1,200,000 per quarter limitation on capital expenditures, the amendment imposes aggregate capital expenditure limitations of $3,500,000 for fiscal year 2010 and $2,330,137 for fiscal year 2011. The interest rate has been adjusted to LIBOR plus 625 basis points, subject to a LIBOR floor rate of 2.75%. DHS was in compliance with its amended minimum EBITDA covenant for the three months ended March 31, 2010.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(8)	Commitments and Contingencies
The $115.0 million in principal amount of 3 3/4% Senior Convertible Notes due 2037 will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require us to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032 at a price which is required to be paid in cash, equal to 100% of the principal amount of the Notes to be repurchased.
(9)	Stockholders’ Equity
Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of March 31, 2010 and December 31, 2009, no shares of preferred stock were outstanding.
Common Stock
During the three months ended March 31, 2010, the Company issued 480,778 fully vested shares to the non-employee members of the Board of Directors in consideration for their service on the Board for the year ended December 31, 2009.
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
Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Non-vested stock	$3,031	$1,778
Performance shares	358	987

Total	$3,389	$2,765

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(9)	Stockholders’ Equity, Continued
The Company recognizes the cost of share based payments over the period during which the employee provides service. As all outstanding stock options are vested, no compensation cost was recognized with respect to stock options in any of the periods shown in the table above. Exercise prices for options outstanding under the Company’s various plans as of March 31, 2010 ranged from $1.87 to $15.34 per share and the weighted-average remaining contractual life of those options was 3.54 years. The Company has not issued stock options since July 2005, although it has the discretion to issue options again in the future. At March 31, 2010, the Company had 1,427,750 options outstanding at a weighted average exercise price of $8.21 per share. At March 31, 2010, the Company had 6,801,000 non-vested shares outstanding and 150,000 performance shares outstanding. At March 31, 2010, the total unrecognized compensation cost related to the non-vested portion of restricted stock was $21.4 million which is expected to be recognized over a weighted average period of 2.0 years.
(10)	Income Taxes
Income tax expense (benefit) attributable to loss from continuing operations was approximately $275,000 and $(583,000) for the three months ended March 31, 2010 and 2009, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at March 31, 2010.
During the three months ended March 31, 2010, DHS recorded significant net operating losses and as of March 31, 2010 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.
During the remainder of 2010 and thereafter, the Company will continue to assess the realizability of its deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased. Such a change in the assessment of realizability could result in a decrease to the valuation allowance and corresponding income tax benefit, both of which could be significant.
During the three months ended March 31, 2010 and 2009, no adjustments were recognized for uncertain tax benefits.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(11)	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Net loss attributable to Delta common stockholders	$(12,797)	$(25,554)

Basic weighted-average common shares outstanding	275,691	101,502
Add: dilutive effects of stock options and unvested stock grants	-	-

Diluted weighted-average common shares outstanding	275,691	101,502

Net income (loss) per common share attributable to Delta common stockholders
Basic	$(0.05)	$(0.25)

Diluted	$(0.05)	$(0.25)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Stock issuable upon conversion of convertible notes	3,790	3,790
Stock options	1,428	1,498
Performance share grants	150	250
Non-vested restricted stock	6,801	1,022

Total potentially dilutive securities	12,169	6,560

(12)	Guarantor Financial Information
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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
March 31, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Current assets	$101,774	$407	$37,265	$-	$139,446

Property and equipment:
Oil and gas properties	1,482,414	505	133,032	(95)	1,615,856
Drilling rigs and trucking equipment	594	-	177,840	-	178,434
Other	77,383	32,949	1,887	-	112,219

Total property and equipment	1,560,391	33,454	312,759	(95)	1,906,509

Accumulated depletion and depreciation	(617,114)	(24,059)	(134,027)	-	(775,200)

Net property and equipment	943,277	9,395	178,732	(95)	1,131,309

Investment in subsidiaries	75,269	-	-	(75,269)	-
Other long-term assets	110,440	2,407	183	-	113,030

Total assets	$1,230,760	$12,209	$216,180	$(75,364)	$1,383,785

Current liabilities	$241,427	$200	$97,581	$-	$339,208

Long-term liabilities:
Long-term debt and derivative instruments	351,869	1,801	-	-	353,670
Asset retirement obligations	6,090	11	291	-	6,392

Total long-term liabilities	357,959	1,812	291	-	360,062

Total Delta stockholders’ equity	625,925	10,197	118,308	(75,364)	679,066

Non-controlling interest	5,449	-	-	-	5,449

Total equity	631,374	10,197	118,308	(75,364)	684,515

Total liabilities and equity	$1,230,760	$12,209	$216,180	$(75,364)	$1,383,785

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$160,408	$448	$31,596	$-	$192,452

Property and equipment:
Oil and gas properties	1,529,920	592	130,837	(585)	1,660,764
Drilling rigs and trucking equipment	594	-	177,168	-	177,762
Other	73,383	32,916	1,919	-	108,218

Total property and equipment	1,603,897	33,508	309,924	(585)	1,946,744

Accumulated depletion and depreciation	(652,432)	(24,040)	(124,029)	-	(800,501)

Net property and equipment	951,465	9,468	185,895	(585)	1,146,243

Investment in subsidiaries	80,058	-	-	(80,058)	-
Other long-term assets	114,820	3,787	183	-	118,790

Total assets	$1,306,751	$13,703	$217,674	$(80,643)	$1,457,485

Current liabilities	$179,302	$319	$92,579	$-	$272,200

Long-term liabilities:
Long-term debt and derivative instruments	478,710	1,801	-	-	480,511
Asset retirement obligations	7,358	11	285	-	7,654

Total long-term liabilities	486,068	1,812	285	-	488,165

Total Delta stockholders’ equity	632,843	11,572	124,810	(80,643)	688,582

Non-controlling interest	8,538	-	-	-	8,538

Total equity	641,381	11,572	124,810	(80,643)	697,120

Total liabilities and equity	$1,306,751	$13,703	$217,674	$(80,643)	$1,457,485

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$31,402	$212	$13,136	$(794)	$43,956

Operating expenses:
Oil and gas expenses	12,736	120	923	-	13,779
Exploration expense	226	-	-	-	226
Dry hole costs and impairments	354	-	-	-	354
Depreciation and depletion	18,771	18	10,033	(64)	28,758
Drilling and trucking operating expenses	-	-	8,525	(636)	7,889
General and administrative	10,192	16	1,179	-	11,387

Total operating expenses	42,279	154	20,660	(700)	62,393

Operating income (loss)	(10,877)	58	(7,524)	(94)	(18,437)

Other income and (expense)	4,522	(6)	(1,796)	-	2,720
Income tax benefit (expense)	(275)	-	-	-	(275)

Net income (loss)	(6,630)	52	(9,320)	(94)	(15,992)

Less loss attributable to non-controlling interest	3,195	-	-	-	3,195

Net income (loss) attributable to Delta common stockholders	$(3,435)	$52	$(9,320)	$(94)	$(12,797)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$55,427	$80	$5,417	$(2,268)	$58,656

Operating expenses:
Oil and gas expenses	12,786	45	1,850	-	14,681
Exploration expense	1,060	-	-	-	1,060
Dry hole costs and impairments	1,443	-	-	-	1,443
Depreciation and depletion	24,195	61	8,770	(412)	32,614
Drilling and trucking operating expenses	-	-	6,627	(1,371)	5,256
General and administrative	11,404	7	1,219	-	12,630

Total operating expenses	50,888	113	18,466	(1,783)	67,684

Operating income (loss)	4,539	(33)	(13,049)	(485)	(9,028)

Other income and (expense)	(19,008)	-	(1,981)	-	(20,989)
Income tax benefit (expense)	(211)	-	794	-	583

Net loss	(14,680)	(33)	(14,236)	(485)	(29,434)

Less loss attributable to non-controlling interest	3,880	-	-	-	3,880

Net loss attributable to Delta common stockholders	$(10,800)	$(33)	$(14,236)	$(485)	$(25,554)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(12)	Guarantor Financial Information, Continued
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2010

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated

Cash provided by (used in):
Operating activities	$(17,661)	$(20)	$740	$(16,941)
Investing activities	(3,816)	8	(187)	(3,995)
Financing activities	(31,002)	-	-	(31,002)

Net increase (decrease) in cash and cash equivalents	(52,479)	(12)	553	(51,938)

Cash at beginning of the period	58,533	74	3,311	61,918

Cash at the end of the period	$6,054	$62	$3,864	$9,980

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated

Cash provided by (used in):
Operating activities	$(10,628)	$49	$4,671	$(5,908)
Investing activities	(47,986)	(101)	(752)	(48,839)
Financing activities	13,984	-	(206)	13,778

Net increase (decrease) in cash and cash equivalents	(44,630)	(52)	3,713	(40,969)

Cash at beginning of the period	61,058	86	4,331	65,475

Cash at the end of the period	$16,428	$34	$8,044	$24,506

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(13)	Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three months ended March 31, 2010 and 2009:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2010
Revenues from external customers	$34,024	$9,932	$-	$43,956
Inter-segment revenues	-	794	(794)	-

Total revenues	$34,024	$10,726	$(794)	$43,956

Operating loss	$(13,771)	$(4,572)	$(94)	$(18,437)

Other income (expense)	4,518	(1,798)	-	2,720

Loss before tax	$(9,253)	$(6,370)	$(94)	$(15,717)

Three Months Ended March 31, 2009

Revenues from external customers	$53,443	$5,213	$-	$58,656
Inter-segment revenues	-	2,268	(2,268)	-

Total revenues	$53,443	$7,481	$(2,268)	$58,656

Operating loss	$(1,999)	$(6,544)	$(485)	$(9,028)

Other income (expense)	(19,007)	(1,982)	-	(20,989)

Loss before tax	$(21,006)	$(8,526)	$(485)	$(30,017)

March 31, 2010:
Total assets	$1,350,161	$100,274	$(66,650)	$1,383,785

December 31, 2009:
Total assets	$1,419,754	$104,287	$(66,556)	$1,457,485

Other income and expense includes interest and financing costs, realized losses on derivative instruments, unrealized gains and losses on derivative instruments, interest income, income and loss from unconsolidated affiliates and other miscellaneous income. Non-controlling interests are included in inter-segment eliminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; our expectations with respect to the transaction with Opon International LLC, including transaction timing and anticipated use of proceeds; operating strategies; our expectation that we will have adequate cash from operations, credit facility borrowings and other capital sources to satisfy our obligations under our Second Amended and Restated Credit Agreement, as amended, and to meet future debt service, capital expenditure and working capital requirements; status of a new or replacement credit facility; expected announcements of 2010 drilling plans and capital expenditure budget; anticipated utilization of joint venture and partnership structures; acquisition and divestiture strategies; completion and drilling program expectations, processes and emphasis; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); availability of capital to develop our reserves; estimates of future production of oil and natural gas; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” in our annual report on Form 10-K, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•	deviations in and volatility of the market prices of both crude oil and natural gas produced by us;

•
the availability of capital on an economic basis, or at all, to fund our required payments under our Second Amended and Restated Credit Agreement, as amended, our working capital needs, and drilling and leasehold acquisition programs, including through potential joint ventures and asset monetization transactions;

•
lower natural gas and oil prices negatively affecting our ability to borrow or raise capital, or enter into joint venture arrangements and potentially requiring accelerated repayment of amounts borrowed under our revolving credit facility;

•	declines in the values of our natural gas and oil properties resulting in write-downs;

•	the impact of current economic and financial conditions on our ability to raise capital;

•	a contraction in the demand for natural gas in the U.S. as a result of depressed general economic conditions;

•	the ability and willingness of our joint venture partners to fund their obligations to pay a portion of our future drilling and completion costs;

•	expiration of oil and natural gas leases that are not held by production;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, develop, produce and market production from new properties;

•	the availability of borrowings under our credit facility and the ability to obtain a new or replacement credit facility;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	our ability to fully utilize income tax net operating loss and credit carry-forwards; and

•	the ability and willingness of counterparties to our commodity derivative contracts, if any, to perform their obligations.
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
We caution you not to place undue reliance on these forward-looking statements. We urge you to carefully review and consider the disclosures made in this Form 10-Q and our reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Recent Developments
•
On March 18, 2010 we announced that we had entered into a non-binding letter of intent with Opon International LLC (“Opon”) to sell a 37.5% non-operated working interest in our Vega Area assets located in the Piceance Basin for total consideration of $400 million. It is expected that $225 million of the total consideration will be used for the development of the Vega Area over the next three years. We intend to use the remainder of the total consideration to address our balance sheet obligations and for general working capital purposes. We have also agreed to issue to Opon at closing, warrants to purchase 13.3 million shares of Delta common stock at $1.50 per share and 5.7 million shares at $3.50 per share. The consummation of the transaction is contingent upon Opon’s ability to arrange financing and is subject to customary due diligence, negotiation and execution of definitive binding agreements. The parties are continuing with the proposed transaction and we understand that Opon’s financing efforts are ongoing. We will retain operations of the Vega Area subject to a joint venture agreement with Opon.

•
On January 1, 2010, we sold our 5% interest in Collbran Valley Gas Gathering, LLC (“CVGG”) which operates a pipeline in the Piceance Basin through which we transport our produced gas to the sales point for cash proceeds of $3.5 million, plus an additional $2.0 million of proceeds contingent on volume deliveries through the CVGG system of Delta gas between January 1, 2010 and June 30, 2011. Based on current production levels, we are not likely to earn the contingent consideration without the initiation of a continuous drilling program which will most likely only be undertaken with additional funding beyond our existing capital resources.

•
On April 1, 2010, DHS amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement, to, among other changes more fully described in Note 7, “Long Term Debt” to the accompanying financial statements, bring DHS into compliance with the terms of the agreement, amend the principal repayment schedule, adjust the interest rate, and eliminate or amend certain financial covenants.

•
Pursuant to a scheduled redetermination effective as of April 26, 2010, among other changes more fully described in Note 7, “Long Term Debt” to the accompanying financial statements, the borrowing base under Delta’s credit agreement was reduced to $145.0 million; however, the requirement to maintain the $20.0 million of minimum availability was deleted such that the effective credit capacity was reduced by $20.0 million.

2010 Outlook
As announced in November 2009, we are working with Morgan Stanley and Evercore Partners to analyze various alternatives to enhance stockholder value, which include a sale of some or all of our assets, entering into partnerships or joint ventures, or the sale of the entire company. The evaluation of any particular transaction will involve, among other considerations, an analysis of our capital expenditure and working capital requirements for 2010 in respect of such transaction and other sources of liquidity, including cash from operations and our credit facility. As a result of the evaluation by Morgan Stanley and Evercore Partners, on March 18, 2010 we announced that we had entered into a non-binding letter of intent with Opon to sell a 37.5% non-operated working interest in our Vega Area assets located in the Piceance Basin for total consideration of $400 million, as described above.
We are unable to accurately predict our anticipated capital expenditures for fiscal year 2010, primarily due to the uncertainty relating to any potential strategic transaction, including the likelihood of such a transaction occurring, the type of transaction and the timing of any such transaction. Future redeterminations of our borrowing base under our credit facility may also affect our liquidity available for capital expenditures making it difficult to accurately determine such amounts at the current time. In addition, in conjunction with the recently completed scheduled redetermination of our borrowing base effective April 26, 2010, our credit facility was amended to limit our capital expenditures to $20.0 million for the quarter ending June 30, 2010 and $15.0 million for the quarter ending September 30, 2010. We expect to announce our 2010 drilling plans and expected oil and gas production once our strategic alternatives evaluation process is complete.

Liquidity and Capital Resources
On December 29, 2009 we received from the U.S. government $65.0 million of settlement proceeds related to litigation involving the offshore California lease 452 and in late December 2009 and early January 2010, we paid out a total of $16.4 million for third party contractual obligations and other participating interests related thereto. With such proceeds, we reduced our borrowings outstanding under our credit facility from $124.0 million at December 31, 2009 to $93.0 million at March 31, 2010.
On April 26, 2010, Delta entered into the Third Amendment (the “Third Amendment”) to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as agent, and certain of the financial institutions that are party to its credit agreement in which, among other changes, the lenders provided a waiver from Delta’s violation of the capital expenditure limitation of $10.0 million for the quarter ended March 31, 2010. In conjunction with the Third Amendment and as part of a scheduled redetermination, the borrowing base was reduced from $185.0 million with a $20.0 million required minimum availability to $145.0 million with no required minimum availability for a net reduction in the borrowing base of $20.0 million. The next scheduled redetermination date is July 1, 2010. In addition, the Third Amendment imposed capital expenditures limitations of $20.0 million for the quarter ending June 30, 2010 and $15.0 million for the quarter ending September 30, 2010, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier quarter to a subsequent quarter. We were in compliance with the accounts payables covenant under our credit facility at March 31, 2010.
On April 1, 2010 DHS amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement, as described in “Recent Developments,” above.
Our accompanying financial statements have been prepared assuming we will continue as a going concern. We have a deficiency in short-term liquidity and possible additional liquidity issues if commodity prices remain at low levels and our banks further reduce our borrowing base as part of our next scheduled redetermination. Further, our Credit Agreement matures in January 2011. Thus, our ability to continue as a going concern could be dependent upon our lenders’ willingness to amend terms, grant waivers, or restructure existing agreements, or our success in generating additional sources of capital in the near future, and/or an increase in commodity prices. We continue to be in discussions with other lenders in an effort to refinance or replace the existing facility prior to its January 15, 2011 maturity.
As shown in the accompanying financial statements and discussed elsewhere herein, we experienced a net loss attributable to Delta common stockholders of $12.8 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we had an operating loss of $18.4 million, net cash used in operating activities of $16.9 million and net cash used in financing activities of $31.0 million. During this period we invested $9.3 million on oil and gas development activities. At March 31, 2010, we had $10.0 million in cash and $52.0 million available under our credit facility (based on the borrowing base as re-determined effective April 26, 2010), total assets of $1.4 billion and a debt to capitalization ratio of 38.6%. Debt, excluding installments payable on property acquisition which are secured by restricted cash deposits, at March 31, 2010 totaled $431.1 million, comprised of $176.3 million of bank debt ($93.0 million of our indebtedness under our Credit Agreement and $83.3 million of DHS indebtedness, all of which is classified as current in the accompanying consolidated financial statements), $149.6 million of senior subordinated notes and $105.1 million of senior convertible notes. In accordance with applicable accounting rules, the senior convertible notes are recorded at a discount to their stated amount due of $115.0 million.
As of April 30, 2010, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook was “negative.” As of April 30, 2010, our corporate credit and senior unsecured debt ratings were CCC and CCC, respectively, as issued by Standard and Poor’s (“S&P”). S&P’s outlook on its rating was “developing.”
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
There can be no assurance that the actions undertaken by us will be sufficient to repay the obligations under our credit facility, or, if not, or if additional defaults occur under that facility, that the lenders will be willing to waive further defaults or amend the facility. There can similarly be no assurance that our current levels of borrowing capacity under the Credit Agreement will remain in place, or that we will be successful in negotiating an extension to the Credit Agreement, or a replacement thereto, upon its scheduled maturity in January 2011. There can similarly be no assurance that DHS will be successful in negotiating an extension to the DHS credit facility, or a replacement thereto, upon its scheduled maturity in August 2011. In addition, there can be no assurance that results of operations and other sources of liquidity, including asset sales, will be sufficient to meet contractual, operating and capital obligations. Our financial statements do not include any adjustments that might result from the outcome of uncertainty regarding our ability to raise additional capital, sell assets, otherwise obtain sufficient funds to meet our obligations or to continue as a going concern.
As part of our consideration of potential strategic transactions, we continue to examine additional sources of long-term capital (including a restructured debt facility, the issuance of debt instruments, sales of assets and joint venture financing), as well as other potential corporate transactions. The availability of additional sources of capital, which will impact our ability to execute our operating strategy and meet our liquidity challenges, will depend upon a number of factors, many of which are beyond our control. Even though we entered into a non-binding letter of intent with Opon with respect to a proposed joint venture for total consideration of $400 million, the offer is contingent upon Opon’s ability to arrange financing.
Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2010 and 2009. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $12.8 million, or $0.05 per diluted common share, for the three months ended March 31, 2010, compared to a net loss attributable to Delta common stockholders of $25.6 million, or $0.25 per diluted common share, for the three months ended March 31, 2009. There were a number of items affecting comparability between periods including oil and gas sales, contract drilling and trucking fees, gain on offshore litigation award, depletion expense, interest and financial costs, and realized and unrealized gains and losses on derivative instruments. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the three months ended March 31, 2010, oil and gas sales increased 55% to $34.5 million, as compared to $22.2 million for the comparable period a year earlier. The increase was principally the result of a 125% increase in oil prices and an 86% increase in natural gas prices, partially offset by a 20% decrease in production. The average oil price received during the three months ended March 31, 2010 increased to $70.78 per Bbl compared to $31.44 per Bbl for the year earlier period. The average natural gas price received during the three months ended March 31, 2010 increased to $5.70 per Mcf compared to $3.07 per Mcf for the year earlier period. The production decrease was primarily related to expected production declines in the Rockies that have not been offset by additional drilling.

Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended March 31, 2010 increased to $9.9 million compared to $5.2 million in the prior year. The increase is the result of improved third party rig utilization in the three months ended March 31, 2010 resulting from an increased industry demand attributable to improved commodity prices.
Gain (Loss) on Offshore Litigation Award and Property Sales, Net. During the three months ended March 31, 2009, we recorded a $31.3 million gain for an offshore litigation award. During the three months ended March 31, 2010, we recorded a $0.4 million loss primarily associated with the divestiture of our non-core Angleton and Fuller properties. See Note 4, “Oil and Gas Properties,” to the accompanying financial statements for information regarding our 2010 divestitures.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
Production:
Oil (Mbbl)	156	212
Gas (Mmcf)	4,112	5,050
Total Production (Mmcfe)	5,046	6,324

Average Price:
Oil (per barrel)	$70.78	$31.44
Gas (per Mcf)	$5.70	$3.07

Costs (per Mcfe):
Lease operating expense	$1.62	$1.56
Transportation costs	$0.78	$0.51
Production taxes	$0.33	$0.25
Depletion expense	$4.46	$4.13

Realized derivative losses (per Mcfe)	$0.82	$-
Lease Operating Expense. Lease operating expenses for the three months ended March 31, 2010 decreased to $8.2 million from $9.8 million in the year earlier period primarily due to the 20% decrease in production. Lease operating expense per Mcfe for the three months ended March 31, 2010 increased moderately to $1.62 per Mcfe from $1.56 per Mcfe for the comparable year earlier period, primarily as a result of increased workovers in the Gulf Coast region in the first quarter of 2010.
Transportation Expense. Transportation expense for the three months ended March 31, 2010 was $3.9 million, comparable to prior year costs of $3.3 million, but increased 53% from $0.51 per Mcfe to $0.78 per Mcfe. The increase on a per unit basis is primarily the result of changes to our Vega gas marketing contract that went into effect in October 2009 whereby our gas is processed through a higher efficiency plant. The Vega gas marketing contract has resulted in higher revenues in the Vega area from improved natural gas liquids recoveries and a greater percentage of liquids proceeds retained.
Production Taxes. Production taxes for the three months ended March 31, 2010 were $1.7 million, comparable to prior year costs of $1.6 million. Production taxes as a percentage of oil and gas sales were 4.9% and 7.1% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the 2010 percentage was primarily due to a decrease in the effective Colorado severance tax rate.
Exploration Expense. Exploration expense consists of geological and geophysical costs, lease rentals and abandoned leases. Our exploration costs for the three months ended March 31, 2010 were $0.2 million compared to $1.1 million for the comparable year earlier period. Current period exploration activities primarily relate to delay rental payments while the 2009 period included delay rental payments and seismic acquisition costs.
Dry Hole Costs and Impairments. We incurred dry hole costs and impairments of approximately $0.4 million for the three months ended March 31, 2010 compared to $1.4 million for the comparable period a year ago. During the three months ended March 31, 2010, dry hole and impairment costs primarily related to unproved property impairments on the Delores River and Haynesville shale prospects with near term lease expirations.
We incurred dry hole costs and impairments of approximately $1.4 million for the three months ended March 31, 2009 primarily related to minor write-offs for lease expirations and proved property impairments on miscellaneous California properties where well performance had recently declined.
Depreciation, Depletion, Amortization and Accretion – Oil and Gas. Depreciation, depletion and amortization expense decreased 14% to $23.2 million for the three months ended March 31, 2010, as compared to $26.8 million for the comparable year earlier period. Depletion expense for the three months ended March 31, 2010 decreased to $22.5 million from $26.1 million for the three months ended March 31, 2009 due to lower production volumes partially offset by an increase in the per unit depletion rate. Our depletion rate increased from $4.13 per Mcfe for the three months ended March 31, 2009 to $4.46 per Mcfe for the current year period primarily due to non-operated Piceance reserve revisions made in the second quarter of 2009 to reduce proved developed reserves based on well performance.
Drilling and Trucking Operations. Drilling expense increased to $7.9 million for the three months ended March 31, 2010 compared to $5.3 million for the comparable prior year period. This increase is due to improved third party rig utilization during the current year period.
Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to $5.6 million for the three months ended March 31, 2010, as compared to $5.8 million for the comparable year earlier period. The decrease is due to the effect on the depreciation rate of rig impairments recorded during 2009. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.
General and Administrative Expense. General and administrative expense decreased 10% to $11.4 million for the three months ended March 31, 2010, as compared to $12.6 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to reduced staffing as a result of reductions in force during the first half of 2009 resulting in lower cash compensation expense, partially offset by costs associated with the strategic alternatives evaluation process and by increased non-cash stock compensation expense related to restricted stock granted in December 2009.
Interest Expense and Financing Costs, Net. Interest expense and financing costs, net decreased 36% to $10.6 million for the three months ended March 31, 2010, as compared to $16.4 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding Delta and DHS credit facility balances, partially offset by higher interest rates during the first quarter of 2010 as compared to the first quarter of 2009. The decrease is also related to the write-off of unamortized deferred financing costs and waiver fees related to the amendment to our credit facility during the first quarter of 2009.
Unrealized Gain (Loss) on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $17.3 million of unrealized gains on derivative instruments in other income and expense during the three months ended March 31, 2010 compared to $5.5 million of unrealized losses for the comparable prior year period.
Income (Loss) From Unconsolidated Affiliates. Income from unconsolidated affiliates during the three months ended March 31, 2009 primarily related to earnings from our tubular supply subsidiary.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense (benefit) for the three months ended March

31, 2010 and 2009 of $275,000 and $(583,000), respectively, relates only to DHS, as no benefit was provided for our net operating losses.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the three months ended March 31, 2010 and 2009, DHS reported significant losses from low rig utilization rates which resulted in a non-controlling interest credit to earnings.
Historical Cash Flow
Our cash flow used in operating activities increased from $5.9 million for the three months ended March 31, 2009 to cash used in operating activities of $16.9 million for the three months ended March 31, 2010. The significant decrease in cash flow is primarily due to the payment of the offshore litigation payable partially offset by higher commodity prices. Our net cash used in investing activities decreased to $4.0 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $48.8 million for the comparable prior year period primarily due to our significant reduction in drilling and acquisition activity. Cash provided by financing activities decreased from $13.8 million for the three months ended March 31, 2009 to cash used in financing activities of $31.0 million for the current year period. During the three months ended March 31, 2009, $14.9 million of cash was provided by the proceeds from the sale of offshore litigation contingent payments. During the three months ended March 31, 2010, we made net bank payments of $31.0 million.
Capital and Exploration Expenditures
Our capital and exploration expenditures for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$1	$1,631
Proved	-	-
Oil and gas properties	10,373	29,421
Drilling and trucking equipment	950	691
Pipeline and gathering systems	4,095	5,747

Total (1)	$15,419	$37,490

[1]	Capital expenditures in the table above are presented on an accrual basis. Additions to property and equipment in the
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

          3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The remaining discount will be amortized through May 2012 when the holders of the Notes can first require us to purchase all or a portion of the Notes. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year, beginning November 1, 2008. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.6% and 8.2% with total interest costs of $2.2 million and $3.2 million for the three month periods ended March 31, 2010 and 2009, respectively. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require us to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.
          Credit Facility – Delta
Pursuant to a scheduled redetermination effective as of April 26, 2010, among other changes more fully described in Note 7, “Long Term Debt” to the accompanying financial statements, the borrowing base under our credit agreement was reduced to $145.0 million; however, the requirement to maintain the $20.0 million of minimum availability was deleted such that the effective credit capacity was reduced by $20.0 million.
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
          Credit Facility – DHS
On April 1, 2010 DHS amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement, to, among other changes more fully described in Note 7, “Long Term Debt” to the accompanying financial statements, bring DHS into compliance with the terms of the agreement, amend the principal repayment schedule, adjust the interest rate, and eliminate or amend certain financial covenants.
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
We had a net derivative liability of $9.7 million at March 31, 2010. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 3 to our consolidated financial statements. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the three months ended March 31, 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provision was recognized.
For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, we recorded impairment provisions attributable to unproved properties of approximately $0.9 million for the three months ended March 31, 2010, including $0.6 million related to our Delores River prospect and $0.3 million related to our Haynesville shale prospect. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the three months ended March 31, 2010.
During the remainder of 2010, we are continuing to evaluate certain proved and unproved properties on which favorable or unfavorable results or fluctuations in commodity prices may cause us to revise in future periods our estimates of future cash flows from those properties. Such revisions of estimates could require us to record an impairment provision in the period of such revisions.
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
All derivative instruments are recorded on the balance sheet at fair value which must be estimated using complex valuation models. We recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. As of March 31, 2010, we had a total of seven oil and gas derivative contracts outstanding. The fair value of our oil derivative instruments was a liability of $13.4 million and the fair value of our gas derivative instruments was an asset of $3.7 million at March 31, 2010. The discount rates used to determine the fair value of these derivative instruments include a measure of non-performance risk by both Delta and the counterparty, and accordingly, the liability reflected is less than the actual cash expected to be paid upon settlement based on forward prices as of March 31, 2010. The pre-credit risk adjusted fair value of our net derivative liabilities as of March 31, 2010 was $10.5 million. A credit risk adjustment of $0.8 million to the fair value of the derivatives reduced the reported amount of the net derivative liabilities on our consolidated balance sheet to $9.7 million.
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
Recently Issued and Adopted Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Topic 820, Fair Value Measurements and Disclosures. The objective of ASU 2010-06 is to provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) significant transfers between Levels 1, 2 and 3. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009. We adopted ASU 2010-06 effective January 1, 2010, which did not have an impact on our consolidated financial statements, other than additional disclosures.
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
The following table summarizes our open derivative contracts at March 31, 2010:

							Net Fair Value
				Remaining			Asset (Liability) at
Commodity	Volume		Fixed Price	Term		Index Price	March 31, 2010
							(In thousands)

Crude oil	1,000	Bbls / Day	$ 52.25	Apr ’10	- Dec ’10	NYMEX – WTI	(8,704)
Crude oil	500	Bbls / Day	$ 57.70	Jan ’11	- Dec ’11	NYMEX – WTI	(4,688)
Natural gas	6,000	MMBtu / Day	$ 5.720	Apr ’10	- Dec ’10	NYMEX – HHUB	2,370
Natural gas	15,000	MMBtu / Day	$ 4.105	Apr ’10	- Dec ’10	CIG	577
Natural gas	5,367	MMBtu / Day	$ 3.973	Apr ’10	- Dec ’10	CIG	16
Natural gas	12,000	MMBtu / Day	$ 5.150	Jan ’11	- Dec ’11	CIG	671
Natural gas	3,253	MMBtu / Day	$ 5.040	Jan ’11	- Dec ’11	CIG	58

							$(9,700)

Assuming production and the percent of oil and gas sold remained unchanged for the three months ended March 31, 2010, a hypothetical 10% decline in the average market price we realized during the three months ended March 31, 2010 on unhedged production would reduce our oil and natural gas revenues by approximately $3.4 million.
Interest Rate Risk
We were subject to interest rate risk on $176.3 million of variable rate debt obligations at March 31, 2010. The annual effect of a 10% change in interest rates on the debt would be approximately $1.0 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.
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
Item 1A. Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, senior notes or convertible notes are described under “Risk Factors” in Item 1A of our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides a summary of our purchases of our own common stock during the three months ended March 31, 2010.

Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number of	Average Price	Purchased as Part of	(or Units) that May Yet
	Shares (or Units)	Paid Per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit) (2)	Plans or Programs (3)	the Plans or Programs (3)
January 1 – January 31, 2010	1,985	$1.04	-	-
February 1 – February 28, 2010	-	-	-	-
March 1 – March 31, 2010	-	-	-	-

Total	1,985	$1.04	-	-

(1)	Consists of shares delivered back to us by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of the stock awards. We, pursuant to our equity compensation plans, give participants the opportunity to turn back to us the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions.

(2)	The stated price does not include any commission paid.

(3)	These sections are not applicable as we have no publicly announced stock repurchase plans.

Item 5. Other Information.
Amendment to Credit Agreement – DHS
On April 1, 2010, DHS amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement including obtaining waivers for all covenant violations through March 31, 2010. The terms of the amended agreement required principal payments of $7,677,713 paid on April 1, 2010 and $2,000,000 paid on May 1, 2010, with $2,000,000 remaining principal payments due on each of August 1, 2010, November 1, 2010 and January 1, 2011, and a $5,000,000 principal payment on each of April 1, 2011 and July 1, 2011 with the remaining balance of $57,589,787 due at maturity (August 31, 2011). In addition to the required payments, DHS is required to prepay any remaining outstanding principal with the “Net Cash Proceeds from any Asset Sale,” as defined by the credit facility, and any such prepayment shall be applied to, first, prepay the immediately succeeding Scheduled Installment in full, second, prepay all interest payable on the immediately succeeding Interest Payment Date in full, third, pay the second succeeding Scheduled Installment in full and fourth, prepay the remaining principal balance of the remaining loans. DHS is also required to prepay the principal amount of the loans in an amount equal to 75% of the “Excess Cash Flow,” as defined by the credit facility, for such fiscal quarter. The only financial covenant remaining in the DHS credit agreement is a minimum EBITDA covenant of $100,000 for the three months ended March 31, 2010, $250,000 for the three months ending June 30, 2010, $1,000,000 for the three months ending September 30, 2010 and $1,500,000 for each subsequent quarter. In addition, the amendment imposed capital expenditures limitations of $1,200,000 for any fiscal quarter. Notwithstanding the $1,200,000 per quarter limitation on capital expenditures, the amendment imposes aggregate capital expenditure limitations of $3,500,000 for fiscal year 2010 and $2,330,137 for fiscal year 2011. The interest rate has been adjusted to LIBOR plus 625 basis points, subject to a LIBOR floor rate of 2.75%. DHS was in compliance with its amended minimum EBITDA covenant for the three months ended March 31, 2010.
The foregoing description of the DHS amendment to its credit facility with Lehman Commercial Paper, Inc. does not purport to be complete and is qualified in its entirety by reference to the DHS amendment to its credit facility with Lehman Commercial Paper, Inc., which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Item 6. Exhibits.
Exhibits are as follows:
10.1	Waiver and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 1, 2010, among DHS Holding Company and Lehman Commercial Paper, Inc. Filed herewith electronically.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA PETROLEUM CORPORATION
(Registrant)

	By:	/s/ John R. Wallace
John R. Wallace, President and
Chief Operating Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX:
10.1	Waiver and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 1, 2010, among DHS Holding Company and Lehman Commercial Paper, Inc. Filed herewith electronically.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.