Form 10-Q
period 2010-06-30
DELTA PETROLEUM CORP/CO
filed 2010-08-09
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
281,407,100 shares of common stock, $.01 par value per share, were outstanding as of August 2, 2010.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.
 I

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,051	$61,918
Short-term restricted deposits	100,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $100, respectively	17,757	16,654
Oil and gas properties held for sale	99,902	—
Deposits and prepaid assets	2,051	3,103
Inventories	4,150	5,588
Other current assets	3,169	5,189

Total current assets	238,080	192,452

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	236,096	280,844
Proved	944,163	1,379,920
Drilling and trucking equipment	175,844	177,762
Pipeline and gathering systems	96,446	92,064
Other	15,681	16,154

Total property and equipment	1,468,230	1,946,744
Less accumulated depreciation and depletion	(578,771)	(800,501)

Net property and equipment	889,459	1,146,243

Long-term assets:
Long-term restricted deposit	100,000	100,000
Investments in unconsolidated affiliates	4,928	7,444
Deferred financing costs	2,442	3,017
Other long-term assets	6,163	8,329

Total long-term assets	113,533	118,790

Total assets	$1,241,072	$1,457,485

LIABILITIES AND EQUITY
Current liabilities:
Credit facility — Delta	$119,538	$—
Credit facility — DHS	73,590	83,268
Installments payable on property acquisition	99,144	97,874
Accounts payable	31,175	44,225
Liabilities related to oil and gas properties held for sale	7,280	—
Offshore litigation payable	—	13,877
Other accrued liabilities	11,628	13,459
Derivative instruments	4,705	19,497

Total current liabilities	347,060	272,200

Long-term liabilities:
Installments payable on property acquisition, net of current portion	96,619	95,381
7% Senior notes	149,647	149,609
3 3/4% Senior convertible notes	106,268	104,008
Credit facility — Delta	—	124,038
Asset retirement obligations	4,620	7,654
Derivative instruments	1,319	7,475

Total long-term liabilities	358,473	488,165

Commitments and contingencies

Equity:
Preferred stock, $.01 par value:
authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value: authorized 600,000,000 shares, issued 282,760,000 shares at June 30, 2010 and 282,548,000 shares at December 31, 2009	2,828	2,825
Additional paid-in capital	1,631,517	1,625,035
Treasury stock at cost; 34,000 shares at June 30, 2010 and 42,000 shares at December 31, 2009	(75)	(268)
Accumulated deficit	(1,101,557)	(939,010)

Total Delta stockholders’ equity	532,713	688,582

Non-controlling interest	2,826	8,538

Total equity	535,539	697,120

Total liabilities and equity	$1,241,072	$1,457,485

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$25,067	$19,267
Contract drilling and trucking fees	11,064	1,674
Loss on offshore litigation award and property sales, net	(109)	(81)

Total revenue	36,022	20,860

Operating expenses:

Lease operating expense	8,015	6,845
Transportation expense	4,454	2,178
Production taxes	1,377	1,061
Exploration expense	358	471
Dry hole costs and impairments	30,767	106,621
Depreciation, depletion, amortization and accretion — oil and gas	15,920	23,846
Drilling and trucking operating expenses	8,123	2,342
Depreciation and amortization — drilling and trucking	5,226	6,175
General and administrative	11,640	8,966
Executive severance expense, net	—	3,739

Total operating expenses	85,880	162,244

Operating loss	(49,858)	(141,384)

Other income and (expense):

Interest expense and financing costs, net	(9,556)	(15,775)
Other income (expense), net	(299)	1,256
Realized loss on derivative instruments, net	(601)	—
Unrealized gain (loss) on derivative instruments, net	3,676	(15,647)
Income (loss) from unconsolidated affiliates	991	(3,617)

Total other expense	(5,789)	(33,783)

Loss from continuing operations before income taxes and discontinued operations	(55,647)	(175,167)

Income tax expense	203	265

Loss from continuing operations	(55,850)	(175,432)

Discontinued operations:

Loss from discontinued operations, net of tax	(96,630)	(5,051)

Net loss	(152,480)	(180,483)

Less net loss attributable to non-controlling interest	2,730	8,165

Net loss attributable to Delta common stockholders	$(149,750)	$(172,318)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(53,120)	$(167,267)
Loss from discontinued operations, net of tax	(96,630)	(5,051)

Net loss	$(149,750)	$(172,318)

Basic income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.19)	$(0.86)
Discontinued operations	(0.35)	(0.03)

Net loss	$(0.54)	$(0.89)

Diluted income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.19)	$(0.86)
Discontinued operations	(0.35)	(0.03)

Net loss	$(0.54)	$(0.89)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$54,970	$38,116
Contract drilling and trucking fees	20,996	6,887
Gain (loss) on offshore litigation award and property sales, net	(538)	31,204

Total revenue	75,428	76,207

Operating expenses:

Lease operating expense	15,202	14,749
Transportation expense	7,807	4,626
Production taxes	2,821	2,550
Exploration expense	584	1,531
Dry hole costs and impairments	31,121	108,064
Depreciation, depletion, amortization and accretion — oil and gas	31,339	45,850
Drilling and trucking operating expenses	16,012	7,598
Depreciation and amortization — drilling and trucking	10,798	11,967
General and administrative	23,027	21,594
Executive severance expense, net	—	3,739

Total operating expenses	138,711	222,268

Operating loss	(63,283)	(146,061)

Other income and (expense):

Interest expense and financing costs, net	(20,116)	(32,201)
Other income (expense), net	(170)	1,408
Realized loss on derivative instruments, net	(4,714)	—
Unrealized gain (loss) on derivative instruments, net	20,948	(21,111)
Income (loss) from unconsolidated affiliates	983	(2,870)

Total other expense	(3,069)	(54,774)

Loss from continuing operations before income taxes and discontinued operations	(66,352)	(200,835)

Income tax expense (benefit)	478	(318)

Loss from continuing operations	(66,830)	(200,517)

Discontinued operations:

Loss from discontinued operations, net of tax	(101,642)	(9,400)

Net loss	(168,472)	(209,917)

Less net loss attributable to non-controlling interest	5,925	12,046

Net loss attributable to Delta common stockholders	$(162,547)	$(197,871)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(60,905)	$(188,471)
Loss from discontinued operations, net of tax	(101,642)	(9,400)

Net loss	$(162,547)	$(197,871)

Basic income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.22)	$(1.29)
Discontinued operations	(0.37)	(0.06)

Net loss	$(0.59)	$(1.35)

Diluted income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.22)	$(1.29)
Discontinued operations	(0.37)	(0.06)

Net loss	$(0.59)	$(1.35)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

			Additional			Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		mulated	stockholders’	controlling	Total
	Shares	Amount	capital	Shares	Amount	deficit	equity	interest	equity
	(In thousands)
Balance, December 31, 2009	282,548	$2,825	$1,625,035	42	$(268)	$(939,010)	$688,582	$8,538	$697,120

Net loss	—	—	—	—	—	(162,547)	(162,547)	(5,925)	(168,472)
Employee vesting of treasury stock held by subsidiary	—	—	—	(10)	150	—	150	(150)	—
Issuance of vested stock	481	5	(5)	—	—	—	—	—	—
Shares repurchased for withholding taxes	(9)	—	(4)	2	43	—	39	—	39
Forfeiture of restricted shares	(260)	(2)	2	—	—	—	—	—	—
Stock based compensation	—	—	6,489	—	—	—	6,489	363	6,852

Balance, June 30, 2010	282,760	$2,828	$1,631,517	34	$(75)	$(1,101,557)	$532,713	$2,826	$535,539

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(168,472)	$(209,917)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Basis in offshore properties recovered through litigation	—	17,497
Loss on property sales	538	—
(Gain) loss on sale of drilling rig	256	(1,724)
Depreciation, depletion, amortization and accretion — oil and gas	31,339	45,850
Depreciation and amortization — drilling and trucking	10,798	11,967
Depreciation, depletion, amortization and accretion — discontinued operations	13,594	10,904
Stock based compensation	6,852	4,639
Executive severance payable in common stock	—	1,700
Executive severance — stock-based awards forfeited	—	(2,820)
Amortization of deferred financing costs	4,707	7,717
Accretion of discount on installments payable	2,508	3,710
Unrealized (gain) loss on derivative instruments, net	(20,948)	21,111
Dry hole costs and impairments	31,121	108,064
Impairments — discontinued operations	92,162	—
(Income) loss from unconsolidated affiliates	(983)	3,204
Deferred income tax expense (benefit)	478	(318)
Other	48	(21)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(1,103)	16,998
Decrease in deposits and prepaid assets	686	4,830
Increase in inventories	—	(1,252)
(Increase) decrease in other current assets	765	(2,641)
Decrease in accounts payable	(12,863)	(5,385)
Decrease in other accrued liabilities and offshore litigation payable	(14,756)	(1,264)

Net cash provided by (used in) operating activities	(23,273)	32,849

Cash flows from investing activities:
Additions to property and equipment	(18,861)	(122,438)
Additions to drilling and trucking equipment	(709)	(601)
Proceeds from sale of oil and gas properties	2,007	—
Proceeds from sale of drilling assets and other fixed assets	503	7,823
Proceeds from sale of unconsolidated affiliate	3,500	—
Investment in unconsolidated affiliates	—	295
Proceeds from escrow deposit	1,380	—
(Increase) decrease in other long-term assets	106	(402)

Net cash used in investing activities	(12,074)	(115,323)

Cash flows from financing activities:
Proceeds from borrowings	66,500	37,000
Repayments of borrowings	(80,678)	(259,017)
Payment of deferred financing costs	(1,337)	(2,182)
Proceeds from sale of offshore litigation contingent payment rights	—	25,000
Repurchase of offshore litigation contingent payment rights	—	(25,000)
Stock issued for cash, net	—	247,168
Shares repurchased for withholding taxes	(5)	(226)

Net cash provided by (used in) financing activities	(15,520)	22,743

Net decrease in cash and cash equivalents	(50,867)	(59,731)

Cash at beginning of period	61,918	65,475

Cash at end of period	$11,051	$5,744

Supplemental cash flow information:
Cash paid for interest and financing costs	$14,395	$23,485

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(1) Nature of Organization and Basis of Presentation
Delta Petroleum Corporation (“Delta” or the “Company”), a Delaware corporation, is principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company’s core area of operations is the Rocky Mountain Region in which the majority of its proved reserves, production and long-term growth prospects are concentrated.
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
The Company experienced a net loss attributable to Delta common stockholders of $162.5 million for the six months ended June 30, 2010, and as of June 30, 2010 had a working capital deficiency of $109.0 million, including $119.5 million outstanding under Delta’s Second Amended and Restated Credit Agreement (the “Credit Agreement” or the “credit facility”) which is due on January 15, 2011 and $73.6 million outstanding under the credit agreement of DHS Drilling Company (“DHS”), the Company’s 49.8% subsidiary. In addition, the holders of the Company’s $115.0 million principal amount of 3 3/4% Senior Convertible Notes due 2037 have the right to require the Company to purchase all or a portion of such notes on May 1, 2012 (or thereafter on each May 1 in 2017, 2022, 2027 and 2032). The ongoing losses, near term credit maturities, and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.
As of and for the six months ended June 30, 2010, the Company was in compliance with covenants under its credit facility related to its financial ratios and accounts payable. The Company had $25.5 million of availability under its credit agreement based upon the $145.0 million borrowing base in effect at June 30, 2010, and had cash on hand of $11.1 million.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(2) Going Concern, Continued
In accordance with current terms of Delta’s credit facility, the Company is limited to capital expenditures of $18.0 million for the quarter ending September 30, 2010 and $10.0 million for the quarter ending December 31, 2010. Based on the Company’s development plan for the remainder of 2010, the Company does not expect to have the liquidity necessary to repay the borrowings under its credit facility when due on January 15, 2011 unless it completes a refinancing of the existing credit facility prior to that date.
In November 2009, the Company retained Morgan Stanley and Evercore Partners to evaluate and advise the Board of Directors on strategic alternatives to enhance shareholder value, including but not limited to the sale of some or all of the Company’s assets, entering into partnerships or joint ventures, or the sale of the entire Company.
On July 23, 2010, the Company entered into a definitive Purchase and Sale Agreement with Wapiti Oil & Gas, L.L.C. to sell various non-core assets (the “Wapiti Transaction”) for cash proceeds of $130.0 million. Also on July 23, 2010, the Company and its credit facility banks agreed to the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”) whereby the requisite banks consented to the Wapiti Transaction, subject to specified terms and conditions, including, among other amendments, that the net proceeds from the transaction be used to pay down the balance outstanding under the credit facility and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. Additional amendments to the credit facility are described in Note 7, “Long Term Debt.” The Wapiti Transaction closed on July 30, 2010 with approximately $108.5 million used to reduce amounts outstanding under the credit facility, $3.7 million used to pay transaction related costs, and $17.8 million paid into escrow pending the receipt of third party consents required to transfer ownership of certain properties involved in the Wapiti Transaction. Upon receipt of these consents which are normal and customary in the industry and expected to be received during the third quarter of 2010, the funds in escrow are required to be used to further reduce amounts outstanding under the Company’s credit facility. The proceeds from the Wapiti Transaction allow the Company to substantially reduce its outstanding debt and when combined with the post Wapiti Transaction borrowing base, provide the liquidity necessary to fund the Company’s third and fourth quarter 2010 development plan. Under the credit facility there are no further scheduled or special borrowing base redeterminations before the maturity of the facility in January 2011, and thus, we anticipate having adequate liquidity to fund operations until such time that we refinance the existing credit facility.
The Wapiti Transaction was a part of a competitive process initiated in conjunction with the strategic alternatives process. This process has been concluded and the Company’s focus will return to creating value with its core assets through operations. The Board of Directors may reevaluate the renewal of the process at a later time.
Taking into consideration the assets sold and proceeds received to date as a result of the strategic evaluation process, the Company will need to raise additional cash capital or refinance its existing credit facility with new or existing lenders in order to pay its outstanding borrowings under the credit facility which are due January 15, 2011. As such, the Company is engaged in discussions with potential lenders and expects to replace the existing facility prior to its maturity, although it is expected that the interest terms and covenant requirements will be more expensive and restrictive, respectively, than the current facility’s rates and terms. The Company expects the initial term of any new credit facility to provide for maturity prior to May 1, 2012, when the holders of the Company’s $115.0 million principal amount of 3 3/4% Senior Convertible Notes have the right to require the Company to purchase all or a portion of the notes. As a result, it is anticipated that prior to May 1, 2012, the Company will need to obtain additional capital in order to repay any amounts outstanding under any new credit facility and to purchase any 3 3/4% Senior Convertible Notes required by the holders of such notes to be purchased by the Company.
There can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement when due, or, if not sufficient, or if additional defaults occur, that the lenders will be willing to waive the defaults or amend the agreement. In addition, there can be no assurance that cash flow from operations and other sources of liquidity, including asset sales or joint venture or other industry partnerships, will

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(2) Going Concern, Continued
be sufficient to meet contractual, operating and capital obligations. The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.
(3) Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Delta and its consolidated subsidiaries (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation. Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures, including CRB Partners, LLC and PGR Partners, LLC. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements. As Amber Resources Company of Colorado (“Amber”) is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods presented. The Company does not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
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
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on certain properties that were held for sale and where there is no continuing involvement, during the six months ended June 30, 2010 have been reclassified to income from discontinued operations for all periods presented. Such reclassifications had no effect on net loss attributable to Delta common stockholders.
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
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
     Revenue Recognition
     Oil and Gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers. A liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of June 30, 2010 and December 31, 2009, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
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
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the three and six months ended June 30, 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provision was recognized. As a result of such assessment, the Company recorded an impairment provision to proved properties of $265,000 for the three months ended June 30, 2009 and $1.2 million for the six months ended June 30, 2009. The impairment provisions for the three and six months ended June 30, 2009 are included within dry hole costs and impairments in the accompanying statement of operations.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded impairment provisions attributable to unproved properties of $21.6 million and $82.9 million for the three months ended June 30, 2010 and 2009, respectively, and $22.5 million and $83.1 million for the six months ended June 30, 2010 and 2009, respectively. The $22.5 million impairment for the six months ended June 30, 2010 included $11.4 million related to the Company’s Columbia River Basin leasehold, $5.0 million related to the Company’s Hingeline leasehold, $3.8 million related to the Company’s Haynesville leasehold, $1.6 million related to the Company’s Delores River leasehold and $661,000 related to the Company’s Howard Ranch leasehold. For the three months ended June 30, 2009, the Company recorded an impairment of $10.5 million to reduce the Company’s Vega area land carrying value to its estimated fair value. Lastly, the Company recorded impairments of $4.8 million and $1.9 million to reduce the Paradox pipeline carrying value to its estimated fair value during the three months ended June 30, 2010 and 2009, respectively. These impairment provisions are included within dry hole costs and impairments in the accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.
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
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
     Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2010 to June 30, 2010 (in thousands):

Asset retirement obligation — January 1, 2010	$10,539
Accretion expense	265
Change in estimate	(148)
Obligations incurred (from new wells)	248
Obligations assumed	—
Obligations on sold properties	(910)
Obligations settled	(1,044)

Asset retirement obligation — June 30, 2010	8,950
Less: portion attributable to liabilities related to oil and gas properties held for sale	(2,397)
Less: current portion of asset retirement obligation	(1,933)

Long-term asset retirement obligation	$4,620

     Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. For the three months ended June 30, 2010 and 2009, comprehensive loss was $152.5 million and $180.5 million, respectively. For the six months ended June 30, 2010 and 2009, comprehensive loss was $168.5 million and $209.9 million, respectively.
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
At June 30, 2010, all of the Company’s outstanding derivative contracts were fixed price swaps. Under the swap agreements, the Company receives the fixed price and pays the floating index price. The Company’s swaps are settled in cash on a monthly basis. By entering into swaps, the Company effectively fixes the price that it will receive for a portion of its production.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
The following table summarizes the Company’s open derivative contracts at June 30, 2010:

						Net Fair Value
				Remaining		Asset (Liability) at
Commodity	Volume		Fixed Price	Term	Index Price	June 30, 2010
						(In thousands)
Crude oil	1,000	Bbls / Day[1]	$52.25	July ’10 - Dec ’10	NYMEX — WTI	$(4,403)
Crude oil	500	Bbls / Day	$57.70	Jan ’11 - Dec ’11	NYMEX — WTI	(3,565)
Natural gas	6,000	MMBtu / Day	$5.720	July ’10 - Dec ’10	NYMEX — HHUB	983
Natural gas	15,000	MMBtu / Day	$4.105	July ’10 - Dec ’10	CIG	(292)
Natural gas	5,367	MMBtu / Day	$3.973	July ’10 - Dec ’10	CIG	(232)
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11 - Dec ’11	CIG	1,267
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11 - Dec ’11	CIG	218

						$(6,024)

1
As a result of the closing of the Wapiti Transaction, for the period from August to December 2010, the Company expects its oil derivative contracts to equal 108% to 114% of forecast oil and condensate production sold on WTI based terms. Because derivative contract volumes are anticipated to exceed physical production volumes in certain months, the Company could be exposed to financial derivative losses in excess of oil revenue gains to the extent WTI oil prices rise from current levels.

The pre-credit risk adjusted fair value of the Company’s net derivative liabilities as of June 30, 2010 was $6.6 million. A credit risk adjustment of $578,000 to the fair value of the derivatives reduced the reported amount of the net derivative liabilities on the Company’s consolidated balance sheet to $6.0 million.
The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The following table summarizes the fair values and location in the Company’s consolidated balance sheet of all derivatives held by the Company as of June 30, 2010 (in thousands):

Derivatives Not Designated as
Hedging Instruments	Balance Sheet Classification	Fair Value
Liabilities
Commodity Swaps	Derivative Instruments — Current Liabilities, net	$4,705
Commodity Swaps	Derivative Instruments — Long-Term Liabilities, net	1,319

Total		$6,024

The following table summarizes the realized and unrealized gains and losses and the classification in the consolidated statement of operations of derivatives not designated as hedging instruments for the six months ended June 30, 2010 (in thousands):

		Amount of Gain
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	(Loss) Recognized in
Hedging Instruments	Income on Derivatives	Income on Derivatives
Commodity Swaps	Realized Loss on Derivative Instruments, net — Other Income and (Expense)	$(4,714)
Commodity Swaps	Unrealized Gain on Derivative Instruments, net — Other Income and (Expense)	20,948

		$16,234

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
Executive Severance Agreement
On May 26, 2009, the Company’s then Chairman of the Board of Directors and Chief Executive Officer, Roger A. Parker, resigned from the Company. In conjunction with Mr. Parker’s resignation, Delta entered into a Severance Agreement, effective as of the close of business on May 26, 2009, whereby Mr. Parker resigned from his positions as Chairman of the Board, Chief Executive Officer and as a director of Delta, as well as his positions as a director, officer and employee of Delta’s subsidiaries. In consideration for Mr. Parker’s resignation and his agreement to (a) relinquish all his rights under his employment agreement, his change-in-control agreement, certain stock agreements, bonuses relating to past and pending transactions benefiting Delta, and any other interests he might claim arising from his efforts as Chairman of our Board of Directors and/or Chief Executive Officer, and (b) stay on as a consultant to facilitate an orderly transition and to assist in certain pending transactions, Delta agreed to pay Mr. Parker $4,700,000 in cash, issue to him 1,000,000 shares of Delta common stock, pay him the aggregate of any accrued unpaid salary, vacation days and reimbursement of his reasonable business expenses incurred through the effective date of the agreement, and provide to him insurance benefits similar to his pre-resignation benefits for a thirty-six month period. The Severance Agreement also contained mutual releases and non-disparagement provisions, as well as other customary terms.
The table below summarizes the total executive severance expense included in the accompanying statements of operations for the three and six months ended June 30, 2009 (in thousands):

Cash consideration — immediately available funds	$1,812
Cash consideration — rabbi trust	2,888
Stock consideration — rabbi trust	1,700

Subtotal	6,400
Performance shares forfeited	(2,293)
Retention stock forfeited	(525)
Health, medical and other benefits payable	75
Legal costs and other expenses	82

Total executive severance expense	$3,739

In accordance with the terms of the Severance Agreement, Mr. Parker received a portion of the cash consideration in immediately available funds, and the remaining cash consideration and the shares were deposited in a rabbi trust and distributed to Mr. Parker on November 27, 2009. The assets of the rabbi trust were required to be consolidated into the financial statements until disbursed.
Equity compensation costs recorded prior to the June 30, 2009 consolidated financial statements related to performance shares forfeited prior to their derived service period being completed and retention stock forfeited prior to vesting as a result of the Severance Agreement were reversed and reflected as a reduction of executive severance expense.
All transactions associated with the Parker Severance Agreement were recorded in fiscal year 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
     Stock Based Compensation
The Company recognizes the cost of share based payments over the period the employee provides service and includes such costs in general and administrative expense in the statements of operations.
     Income (Loss) from Unconsolidated Affiliates
Income (loss) from unconsolidated affiliates includes the Company’s share of earnings or losses from equity method investments. During the six months ended June 30, 2010, Delta Oilfield Tank Company (“DOTC”) reported continuing losses from operations which, if recorded, would have created a deficit in the investment in DOTC. In accordance with accounting standards, the Company did not recognize its share of the losses for the six months ended June 30, 2010 as the Company is not obligated to make future capital contributions to DOTC. During the quarter ended June 30, 2009, the Company recorded a $2.1 million impairment provision to its investment in DOTC and a $917,000 impairment provision to its investment in the entity that was expected to operate the Paradox pipeline. These impairment provisions are included within income (loss) from unconsolidated affiliates for the three and six months ended June 30, 2009.
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
Three and Six Months Ended June 30, 2010 and 2009
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
(4) Oil and Gas Properties
     Unproved Undeveloped Offshore California Properties
The Company previously owned direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties. Delta and its 92% owned subsidiary, Amber, were among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. During 2009, the Company received net proceeds of $95.8 million after overrides and conveyed our leases back to the United States. Accordingly, the Company no longer has any remaining unproved undeveloped offshore California property interests.
     2010 — Divestitures
During the six months ended June 30, 2010, the Company divested of its interests in certain non-core properties for gross proceeds of $965,000 and the assumption of plugging and abandonment obligations. Proved reserves attributable to these properties were insignificant.
     Oil and Gas Properties Held for Sale
Oil and gas properties held for sale as of June 30, 2010 represent the lower of net book value or fair value of certain non-core properties that were expected to be sold, located in the following fields: Garden Gulch, Baffin Bay, DJ Basin, Caballos Creek, Opossum Hollow, Midway Loop, and Newton, as well as the Company’s interest in its wholly owned subsidiary Piper Petroleum and unproved acreage positions in the DJ Basin and South Texas. In addition to the lower of net book value or fair value of the non-core properties, oil and gas properties held for sale also includes prepaid cash calls associated with the Garden Gulch field. At June 30, 2010, the Company had liabilities related to oil and gas properties held for sale of $7.3 million which included $4.9 million for revenue payable to third parties and $2.4 million for asset retirement obligations.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(4) Oil and Gas Properties, Continued
The Company considered the total purchase price in the Wapiti Transaction and allocated the purchase price to the properties using internal discounted cash flow calculations based upon the Company’s estimates of reserves and determined that impairment provisions of $93.2 million related to proved properties and $3.0 million related to unproved properties were required to be recognized during the three months ended June 30, 2010. Based upon the applicable accounting standards, $4.0 million of the impairment provision is included within dry hole costs and impairments in the accompanying statements of operations and the remaining $92.2 million is included within loss on sale of discontinued operations.
     Discontinued Operations
In accordance with accounting standards, the results of operations and impairment loss relating to certain properties held for sale at June 30, 2010 in conjunction with the now completed Wapiti Transaction have been reflected as discontinued operations. Properties held for sale at June 30, 2010 in conjunction with the Wapiti Transaction in which the Company only sold half of its interest continue to be reported as a component of continuing operations. The fields classified as discontinued operations are fields in which the Company sold all of its interest including the Garden Gulch field, Baffin Bay field, and Bull Canyon field as well as the Company’s interest in its wholly-owned subsidiary Piper Petroleum.
The following table shows the total oil and gas segment revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$3,259	$2,082	$7,809	$5,391

Operating expenses:

Lease operating expense	995	756	1,979	2,698
Transportation expense	704	327	1,278	1,134
Production taxes	201	(36)	438	55
Depreciation, depletion, amortization and accretion	5,827	6,086	13,594	10,904
Impairment provision	92,162	—	92,162	—

Total operating expenses	99,889	7,133	109,451	14,791

Loss from discontinued operations	(96,630)	(5,051)	(101,642)	(9,400)
Income tax expense	—	—	—	—

Loss from discontinued operations, net of tax	$(96,630)	$(5,051)	$(101,642)	$(9,400)

On July 30, 2010, the Company closed on the Wapiti Transaction for cash proceeds of $130.0 million, with approximately $108.5 million used to reduce amounts outstanding under the credit facility, $3.7 million used to pay transaction related costs, and $17.8 million paid into escrow pending the receipt of third party consents required to transfer ownership of certain properties involved in the Wapiti Transaction. The Company expects to recognize a gain on sale for the closing of Wapiti Transaction in the three months ended September 30, 2010 of approximately $29.4 million, subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(5) DHS Drilling
On June 30, 2010, the Company owned a 49.8% ownership interest in DHS. The remaining interest is owned by Chesapeake Energy Corporation, 47.2%, and 3% by DHS executive officers and management. Delta has the right to use all of the DHS rigs on a priority basis.
The carrying value of DHS’s drilling rigs and related equipment is assessed for impairment whenever circumstances indicate an impairment may exist. During the quarter ended June 30, 2009, the fleet rig utilization rate declined approximately 68% from the first quarter of 2009 and the average period end contract day rate declined by approximately 29% from the first quarter of 2009. In addition, DHS’s efforts to market spare equipment and observations at industry auctions indicated that with industry-wide active rig counts in decline, spare equipment values had declined. As a result of these indicators of possible impairment, an analysis was performed and an impairment provision of $6.5 million was recorded to reduce the carrying value of three drilling rigs and other spare rig equipment to their respective fair values. No such impairment provisions were recorded during the three and six months ended June 30, 2010.
(6) Fair Value Measurements
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
Level 2 — Assets or liabilities valued based on observable market data for similar instruments.
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
Derivative liabilities consist of future oil and gas commodity swap contracts valued using both quoted prices for identically traded contracts and observable market data for similar contracts (NYMEX WTI oil, NYMEX Henry Hub gas and CIG gas swaps — Level 2).
Oil and gas properties held for sale — The fair values of the oil and gas properties held for sale were estimated using the total purchase price consideration from the Wapiti Transaction, allocated to the properties sold based on internal estimates consistent with the Company’s fair value measurement methods for proved property impairments. Impaired properties were reduced to their fair value.
Proved property impairments — The fair values of the proved properties are estimated using internal discounted cash flow calculations based upon the Company’s estimates of reserves and are considered to be level three fair value measurements.
Asset retirement obligations — The initial fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s asset retirement obligations, including revisions of the estimated fair values during the six months ended June 30, 2010 and 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(6) Fair Value Measurements, Continued
The following table lists the Company’s fair value measurements by hierarchy as of June 30, 2010 (in thousands):

	Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)
Recurring
Derivative liabilities	$—	$(6,024)	$—

Non-recurring

Oil and gas properties held for sale	$—	$—	$48,433
The oil and gas properties held for sale were remeasured to a fair value of $48.4 million resulting in a $93.2 million impairment.
(7) Long Term Debt
     Installments Payable on Property Acquisition
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installments payable are recorded in the accompanying consolidated financial statements as current and long-term liabilities at a discounted value. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.3 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and accretion of $2.5 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.
     7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The Company was in compliance with the covenants under the indenture as of June 30, 2010 (See Note 12, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at June 30, 2010 was approximately $121.5 million.
     3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes were recorded based on the estimated fair value of the liability component and the equity component. The debt discount on the liability component is accreted over the expected life of the Notes, including $1.1 million of accretion for each of the three months ended June 30, 2010 and 2009, and $2.3 million and $2.2 million of accretion for the six months ended June 30, 2010 and 2009, respectively. Combined with the amortization of debt discount, the Notes had an effective interest rate of approximately 7.7% and 7.6% with total interest costs of $2.2 million for each of the three months ended June 30, 2010 and 2009, respectively, and interest costs of $4.4 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively. The fair value of the Notes at June 30, 2010 was approximately $87.4 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(7) Long Term Debt, Continued
     Credit Facility — Delta
On July 23, 2010, Delta entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as agent, and certain of the financial institutions that are party to its credit agreement in which, among other changes, the requisite lenders consented to the Wapiti Transaction, subject to specified terms and conditions, including that the net proceeds from the transaction be used to pay down the balance outstanding under the credit facility and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. The Fourth Amendment eliminated all scheduled or special borrowing base redeterminations prior to the maturity of the facility in January 2011. In addition, the Fourth Amendment imposed capital expenditures limitations of $18.0 million for the quarter ending September 30, 2010, $10.0 million for the quarter ending December 31, 2010, and $2.0 million for the period from January 1, 2011 to January 15, 2011, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier specified period to a subsequent specified period. The Fourth Amendment added a maximum cash on hand covenant which limits the Company’s cash and cash equivalents to $10.0 million at any time, with any excess above such limit required to be used to pay down borrowings under the credit facility within three business days. Finally, the Fourth Amendment requires cash disbursements for general and administrative expenses to be within a 10% variance of projected general and administrative expenses provided to the lending banks in conjunction with the execution of the Fourth Amendment.
The Company was in compliance with its financial ratio covenants and capital expenditures and accounts payable limitations under the Credit Agreement as of June 30, 2010. Based on the Company’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, there can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement when due, or, if not sufficient, or if additional defaults occur, that the lenders will be willing to waive the defaults or amend the agreement.
Borrowings under the credit facility were $119.5 million at June 30, 2010. Remaining pro-forma availability after the consummation of the Wapiti Transaction (including both the initial closing and amounts in escrow pending third party consents) and based on the revised $35.0 million borrowing base will be approximately $28.8 million.
Because the credit facility matures in January 2011, the debt is classified as a current liability in the June 30, 2010 consolidated balance sheet.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(7) Long Term Debt, Continued
     Credit Facility — DHS
On April 1, 2010, DHS amended its existing credit facility with LCPI and renegotiated certain terms of the agreement including obtaining waivers for all covenant violations through March 31, 2010. The terms of the amended agreement required principal payments of $7,677,713 paid on April 1, 2010 and $2,000,000 paid on May 1, 2010 and August 1, 2010, with remaining $2,000,000 principal payments due on each of November 1, 2010 and January 1, 2011, and a $5,000,000 principal payment on each of April 1, 2011 and July 1, 2011 with the remaining balance of $57,589,787 due at maturity (August 31, 2011). In addition to the required payments, DHS may be required to prepay any remaining outstanding principal with the “Net Cash Proceeds from any Asset Sale,” as defined by the credit facility, and any such prepayment shall be applied to, first, prepay the immediately succeeding Scheduled Installment in full, second, prepay all interest payable on the immediately succeeding Interest Payment Date in full, third, pay the second succeeding Scheduled Installment in full and fourth, prepay the remaining principal balance of the remaining loans. DHS is also required to prepay the principal amount of the loans in an amount equal to 75% of the “Excess Cash Flow,” as defined by the credit facility, for such fiscal quarter. The only financial covenant remaining in the DHS credit agreement is a minimum EBITDA covenant of $250,000 for the three months ending June 30, 2010, $1,000,000 for the three months ending September 30, 2010 and $1,500,000 for each subsequent quarter. In addition, the amendment imposed capital expenditures limitations of $1,200,000 for any fiscal quarter. Notwithstanding the $1,200,000 per quarter limitation on capital expenditures, the amendment imposes aggregate capital expenditure limitations of $3,500,000 for fiscal year 2010 and $2,330,137 for fiscal year 2011. The interest rate has been adjusted to LIBOR plus 625 basis points, subject to a LIBOR floor rate of 2.75%. DHS was in compliance with its amended minimum EBITDA covenant for the three months ended June 30, 2010.
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
(9) Stockholders’ Equity
     Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of June 30, 2010 and December 31, 2009, no shares of preferred stock were outstanding.
     Common Stock
During the three months ended March 31, 2010, the Company issued 480,778 fully vested shares to the non-employee members of the Board of Directors in consideration for their service on the Board for the year ended December 31, 2009. No shares were issued during the three months ended June 30, 2010.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(9) Stockholders’ Equity, Continued
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
     Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Non-vested stock	$3,105	$1,157	$6,136	$2,935
Performance shares	358	717	716	1,704

Total	$3,463	$1,874	$6,852	$4,639

The Company recognizes the cost of share based payments over the period during which the employee provides service. As the Company has not issued stock options since July 2005 and as all outstanding stock options are vested, no compensation cost was recognized with respect to stock options in any of the periods shown in the table above. Exercise prices for options outstanding under the Company’s various plans as of June 30, 2010 ranged from $1.87 to $15.34 per share and the weighted-average remaining contractual life of those options was 3.29 years. At June 30, 2010, the Company had 1,427,750 options outstanding at a weighted average exercise price of $8.21 per share. At June 30, 2010, the Company had 6,721,000 non-vested shares outstanding and 150,000 performance shares outstanding. At June 30, 2010, the total unrecognized compensation cost related to the non-vested portion of restricted stock was $20.5 million which is expected to be recognized over a weighted average period of 1.8 years. See Note 14, “Subsequent Events” for the issuance of stock options associated with the promotion of Carl E. Lakey.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(10) Income Taxes
Income tax expense (benefit) attributable to loss from continuing operations was approximately $203,000 and $265,000 for the three months ended June 30, 2010 and 2009, respectively, and $478,000 and $(318,000) for the six months ended June 30, 2010 and 2009, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at June 30, 2010.
During the three months ended June 30, 2010, DHS recorded significant net operating losses and as of June 30, 2010 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.
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
During the three and six months ended June 30, 2010 and 2009, no adjustments were recognized for uncertain tax benefits.
(11) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss attributable to Delta common stockholders	$(149,750)	$(172,318)	$(162,547)	$(197,871)

Basic weighted-average common shares outstanding	275,832	193,028	275,652	146,248
Add: dilutive effects of stock options and unvested stock grants	—	—	—	—

Diluted weighted-average common shares outstanding	275,832	193,028	275,652	146,248

Net income (loss) per common share attributable to Delta common stockholders
Basic	$(0.54)	$(0.89)	$(0.59)	$(1.35)

Diluted	$(0.54)	$(0.89)	$(0.59)	$(1.35)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(11) Earnings Per Share, Continued
Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock issuable upon conversion of convertible notes	3,790	3,790	3,790	3,790
Stock options	1,428	1,428	1,428	1,428
Performance share grants	150	150	150	150
Non-vested restricted stock	6,721	1,563	6,721	1,563

Total potentially dilutive securities	12,089	6,931	12,089	6,931

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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
June 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$180,135	$712	$57,233	$—	$238,080

Property and equipment:
Oil and gas properties	1,161,161	—	19,215	(117)	1,180,259
Drilling rigs and trucking equipment	595	—	175,249	—	175,844
Other	77,758	32,588	1,781	—	112,127

Total property and equipment	1,239,514	32,588	196,245	(117)	1,468,230

Accumulated depletion and depreciation	(440,664)	(28,673)	(109,434)	—	(578,771)

Net property and equipment	798,850	3,915	86,811	(117)	889,459

Investment in subsidiaries	8,102	—	—	(8,102)	—
Other long-term assets	110,931	2,407	195	—	113,533

Total assets	$1,098,018	$7,034	$144,239	$(8,219)	$1,241,072

Current liabilities	$256,302	$224	$90,534	$—	$347,060

Long-term liabilities:
Long-term debt, derivative instruments and deferred taxes	352,052	1,801	—	—	353,853
Asset retirement obligations	4,620	—	—	—	4,620

Total long-term liabilities	356,672	1,801	—	—	358,473

Total Delta stockholders’ equity	482,218	5,009	53,705	(8,219)	532,713

Non-controlling interest	2,826	—	—	—	2,826

Total equity	485,044	5,009	53,705	(8,219)	535,539

Total liabilities and equity	$1,098,018	$7,034	$144,239	$(8,219)	$1,241,072

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets	$160,408	$448	$31,596	$—	$192,452

Property and equipment:
Oil and gas properties	1,529,920	592	130,837	(585)	1,660,764
Drilling rigs and trucking equipment	594	—	177,168	—	177,762
Other	73,383	32,916	1,919	—	108,218

Total property and equipment	1,603,897	33,508	309,924	(585)	1,946,744

Accumulated depletion and depreciation	(652,432)	(24,040)	(124,029)	—	(800,501)

Net property and equipment	951,465	9,468	185,895	(585)	1,146,243

Investment in subsidiaries	80,058	—	—	(80,058)	—
Other long-term assets	114,820	3,787	183	—	118,790

Total assets	$1,306,751	$13,703	$217,674	$(80,643)	$1,457,485

Current liabilities	$179,302	$319	$92,579	$—	$272,200

Long-term liabilities:
Long-term debt, derivative instruments and deferred taxes	478,710	1,801	—	—	480,511
Asset retirement obligations	7,358	11	285	—	7,654

Total long-term liabilities	486,068	1,812	285	—	488,165

Total Delta stockholders’ equity	632,843	11,572	124,810	(80,643)	688,582

Non-controlling interest	8,538	—	—	—	8,538

Total equity	641,381	11,572	124,810	(80,643)	697,120

Total liabilities and equity	$1,306,751	$13,703	$217,674	$(80,643)	$1,457,485

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$24,959	$—	$11,063	$—	$36,022

Operating expenses:
Oil and gas expenses	13,846	—	—	—	13,846
Exploration expense	358	—	—	—	358
Dry hole costs and impairments	25,376	4,805	586	—	30,767
Depreciation and depletion	15,918	2	5,226	—	21,146
Drilling and trucking operating expenses	—	—	8,100	23	8,123
General and administrative	10,608	13	1,019	—	11,640

Total operating expenses	66,106	4,820	14,931	23	85,880

Operating loss	(41,147)	(4,820)	(3,868)	(23)	(49,858)

Other income and (expense)	(3,685)	78	(2,182)	—	(5,789)
Income tax expense	(203)	—	—	—	(203)
Discontinued operations	(38,706)	106	(58,030)	—	(96,630)

Net loss	(83,741)	(4,636)	(64,080)	(23)	(152,480)

Less loss attributable to non-controlling interest	2,730	—	—	—	2,730

Net loss attributable to Delta common stockholders	$(81,011)	$(4,636)	$(64,080)	$(23)	$(149,750)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$15,676	$—	$5,849	$(665)	$20,860

Operating expenses:
Oil and gas expenses	10,084	—	—	—	10,084
Exploration expense	471	—	—	—	471
Dry hole costs and impairments	98,217	1,896	6,508	—	106,621
Depreciation and depletion	23,789	57	6,342	(167)	30,021
Drilling and trucking operations	1	—	2,719	(378)	2,342
General and administrative	7,846	28	1,092	—	8,966
Executive severance expense	3,739	—	—	—	3,739

Total operating expenses	144,147	1,981	16,661	(545)	162,244

Operating loss	(128,471)	(1,981)	(10,812)	(120)	(141,384)

Other income and (expenses)	(31,819)	20	(1,984)	—	(33,783)
Income tax expense	(265)	—	—	—	(265)
Discontinued operations	(2,292)	86	(2,845)	—	(5,051)

Net loss	(162,847)	(1,875)	(15,641)	(120)	(180,483)

Less loss attributable to non-controlling interest	8,165	—	—	—	8,165

Net loss attributable to Delta common stockholders	$(154,682)	$(1,875)	$(15,641)	$(120)	$(172,318)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$54,432	$—	$21,790	$(794)	$75,428

Operating expenses:
Oil and gas expenses	25,830	—	—	—	25,830
Exploration expense	584	—	—	—	584
Dry hole costs and impairments	25,730	4,805	586	—	31,121
Depreciation and depletion	31,337	2	10,862	(64)	42,137
Drilling and trucking operations	—	—	16,625	(613)	16,012
General and administrative	20,800	29	2,198	—	23,027

Total operating expenses	104,281	4,836	30,271	(677)	138,711

Operating loss	(49,849)	(4,836)	(8,481)	(117)	(63,283)

Other income and (expenses)	837	72	(3,978)	—	(3,069)
Income tax expense	(478)	—	—	—	(478)
Discontinued operations	(40,881)	180	(60,941)	—	(101,642)

Net loss	(90,371)	(4,584)	(73,400)	(117)	(168,472)

Less loss attributable to non-controlling interest	5,925	—	—	—	5,925

Net loss attributable to Delta common stockholders	$(84,446)	$(4,584)	$(73,400)	$(117)	$(162,547)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$69,320	$—	$9,820	$(2,933)	$76,207

Operating expenses:
Oil and gas expenses	21,925	—	—	—	21,925
Exploration expense	1,531	—	—	—	1,531
Dry hole costs and impairments	99,660	1,896	6,508	—	108,064
Depreciation and depletion	45,739	111	12,546	(579)	57,817
Drilling and trucking operations	—	—	9,347	(1,749)	7,598
General and administrative	19,248	35	2,311	—	21,594
Executive severance expense	3,739	—	—	—	3,739

Total operating expenses	191,842	2,042	30,712	(2,328)	222,268

Operating loss	(122,522)	(2,042)	(20,892)	(605)	(146,061)

Other income and (expenses)	(50,829)	20	(3,965)	—	(54,774)
Income tax benefit (expense)	(476)	—	794	—	318
Discontinued operations	(3,699)	114	(5,815)	—	(9,400)

Net loss	(177,526)	(1,908)	(29,878)	(605)	(209,917)

Less loss attributable to non-controlling interest	12,046	—	—	—	12,046

Net loss attributable to Delta common stockholders	$(165,480)	$(1,908)	$(29,878)	$(605)	$(197,871)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2010

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$(37,302)	$51	$13,978	$(23,273)
Investing activities	(8,900)	(31)	(3,143)	(12,074)
Financing activities	(5,378)	—	(10,142)	(15,520)

Net increase (decrease) in cash and cash equivalents	(51,580)	20	693	(50,867)

Cash at beginning of the period	58,533	74	3,311	61,918

Cash at the end of the period	$6,953	$94	$4,004	$11,051

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2009

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$29,117	$95	$3,637	$32,849
Investing activities	(119,797)	(152)	4,626	(115,323)
Financing activities	33,313	—	(10,570)	22,743

Net decrease in cash and cash equivalents	(57,367)	(57)	(2,307)	(59,731)

Cash at beginning of the period	60,993	151	4,331	65,475

Cash at the end of the period	$3,626	$94	$2,024	$5,744

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(13) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and six months ended June 30, 2010 and 2009:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2010
Revenues from external customers	$24,958	$11,064	$—	$36,022
Inter-segment revenues	—	—	—	—

Total revenues	$24,958	$11,064	$—	$36,022

Operating loss	$(46,581)	$(3,254)	$(23)	$(49,858)

Other income (expense)	(3,606)	(2,183)	—	(5,789)

Loss from continuing operations, before tax	$(50,187)	$(5,437)	$(23)	$(55,647)

Three Months Ended June 30, 2009
Revenues from external customers	$19,186	$1,674	$—	$20,860
Inter-segment revenues	—	665	(665)	—

Total revenues	$19,186	$2,339	$(665)	$20,860

Operating loss	$(121,560)	$(19,704)	$(120)	$(141,384)

Other income (expense)	(31,798)	(1,985)	—	(33,783)

Loss from continuing operations, before tax	$(153,358)	$(21,689)	$(120)	$(175,167)

Six Months Ended June 30, 2010
Revenues from external customers	$54,432	$20,996	$—	$75,428
Inter-segment revenues	—	794	(794)	—

Total revenues	$54,432	$21,790	$(794)	$75,428

Operating loss	$(55,340)	$(7,826)	$(117)	$(63,283)

Other income (expense)	912	(3,981)	—	(3,069)

Loss from continuing operations, before tax	$(54,428)	$(11,807)	$(117)	$(66,352)

Six Months Ended June 30, 2009
Revenues from external customers	$69,320	$6,887	$—	$76,207
Inter-segment revenues	—	2,933	(2,933)	—

Total revenues	$69,320	$9,820	$(2,933)	$76,207

Operating loss	$(119,208)	$(26,248)	$(605)	$(146,061)

Other income (expense)	(50,807)	(3,967)	—	(54,774)

Loss from continuing operations, before tax	$(170,015)	$(30,215)	$(605)	$(200,835)

June 30, 2010:
Total Assets	$1,223,951	$83,751	$(66,630)	$1,241,072

December 31, 2009:
Total Assets	$1,419,754	$104,287	$(66,556)	$1,457,485

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(14) Subsequent Events
The Company’s then President and Chief Operating Officer, John R. Wallace, resigned on July 6, 2010 and it is expected that he will receive severance in accordance with the terms of his employment agreement.
On July 7, 2010, the Company announced that Carl E. Lakey was named President and Chief Executive Officer, effective immediately. Mr. Lakey most recently served as Senior Vice President of Operations for Delta and has been with the Company since 2007. On July 6, 2010, Mr. Lakey was granted 250,000 options to purchase Delta common stock at an exercise price of $0.79 per share. The options were fully vested upon issuance and have a 10 year contractual life. The estimated fair value of the options will be included as a component of general and administrative expense in the Company’s third quarter financial statements.
On July 7, 2010, the Company announced that it had terminated discussions regarding entering into a definitive Purchase and Sale Agreement with Opon International LLC. Delta terminated the discussions after Opon was unable to obtain financing for the transaction on the agreed-upon terms.
On July 23, 2010, the Company entered into a definitive Purchase and Sale Agreement with Wapiti Oil & Gas, L.L.C. to sell various non-core assets (the “Wapiti Transaction”) for cash proceeds of $130.0 million. Also on July 23, 2010, the Company and its credit facility banks entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”) whereby the requisite banks consented to the Wapiti Transaction, subject to specified terms and conditions, including, among other amendments, that the net proceeds from the transaction be used to pay down the balance outstanding under the credit facility and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. Additional amendments to the credit facility are described in Note 7, “Long Term Debt.” The Wapiti Transaction closed on July 30, 2010.
In conjunction with the transaction, and in accordance with applicable accounting rules which require evaluation of impairment of assets held for sale on a property-by-property basis, the Company recorded impairment losses associated with assets held for sale during the three months ended June 30, 2010 of $96.1 million ($92.2 million included in loss from discontinued operations and $3.9 million included in dry holes and impairments in the accompanying consolidated results of operations). The Company expects to recognize a gain on sale for the closing of the Wapiti Transaction in the three months ended September 30, 2010 of approximately $29.4 million, subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement. In total, the Wapiti Transaction is expected to result in a $66.7 million loss when the second quarter asset held for sale impairments are considered in conjunction with the third quarter gain on sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; our expectations with respect to amending or replacing our existing credit facility with a new credit facility; operating strategies; anticipated borrowing capacity; our expectation that we will have adequate cash from operations, credit facility borrowings and other capital sources to satisfy our obligations under our Second Amended and Restated Credit Agreement, as amended, and to meet future debt service, capital expenditure and working capital requirements; expected announcements of 2010 drilling plans and capital expenditure budget; anticipated utilization of joint venture and partnership structures; acquisition and divestiture strategies; ability to obtain third party consents and anticipated timing with respect to release of escrow in Wapiti Transaction; completion and drilling program expectations, processes and emphasis; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); availability of capital to develop our reserves; estimates of future production of oil and natural gas; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; and effectiveness of our internal control over financial reporting.
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

•
lower natural gas and oil prices negatively affecting our ability to borrow or raise capital, or enter into joint venture or similar industry arrangements and potentially requiring accelerated repayment of amounts borrowed under our revolving credit facility;

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

Recent Developments
•
On July 23, 2010, we entered into a definitive Purchase and Sale Agreement with Wapiti Oil & Gas, L.L.C. (“Wapiti”) to sell various non-core assets (the “Wapiti Transaction”) for cash proceeds of $130.0 million. The Wapiti Transaction closed on July 30, 2010.

•
Also on July 23, 2010, we entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”) whereby the requisite banks consented to the Wapiti Transaction, subject to specified terms and conditions, including, among others, that the net proceeds from the Wapiti Transaction be used to pay down the balance outstanding under the credit facility and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. Additional amendments to the credit facility are described in Note 7, “Long Term Debt” to the accompanying consolidated financial statements. The proceeds from the Wapiti Transaction allow us to substantially reduce our outstanding debt and when combined with the post Wapiti Transaction borrowing base, provide the liquidity necessary to fund our third and fourth quarter 2010 development plan. There are no scheduled or special borrowing base redeterminations before the maturity of the facility in January 2011 and thus we anticipate having adequate liquidity to fund operations until such time that we refinance the existing credit facility.

•
On April 1, 2010, DHS Drilling Company (“DHS”), the Company’s 49.8% subsidiary, amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement, to, among other changes more fully described in Note 7, “Long Term Debt” to the accompanying financial statements, bring DHS into compliance with the terms of the agreement, amend the principal repayment schedule, adjust the interest rate, and eliminate or amend certain financial covenants.

2010 Outlook
Since November 2009, we have been working with Morgan Stanley and Evercore Partners to analyze various alternatives to enhance stockholder value, including a sale of some or all of our assets, entering into partnerships or joint ventures, or the sale of the entire company. The evaluation of any particular transaction has involved, among other considerations, an analysis of our capital expenditure and working capital requirements for 2010 in respect of such transaction and other sources of liquidity, including cash from operations and our credit facility.
As a result of the strategic process described above, on July 30, 2010, we completed the $130.0 million sale of certain non-core properties to Wapiti. In conjunction with the completion of this transaction, our credit facility borrowing base was reduced to $35.0 million and capital expenditure limitations under the credit facility for the third and fourth quarters of 2010 were set at $18.0 million and $10.0 million, respectively.
The Wapiti Transaction was a part of a competitive process initiated in conjunction with the strategic alternatives process. This process has been concluded and our focus will return to creating value with our core assets through operations. The Board of Directors may reevaluate the renewal of the process at a later time.
Based on current commodity prices, the Wapiti Transaction, and our amended credit facility terms, we currently expect to focus our capital expenditures for the remainder of the year on completing up to 15 previously drilled wells in the Vega field and may initiate limited drilling in 2010. The capital expenditure limitations provided for in conjunction with our borrowing base redetermination are expected to be adequate to allow for the funding of these development plans. Based on this level of development and considering production sold in the Wapiti Transaction, we expect oil and gas equivalent production for the remainder of the year to range between 6.9 Bcfe and 7.2 Bcfe. These plans may be adjusted from time to time depending on commodity prices, status of our credit facility refinancing efforts or other factors.

Liquidity and Capital Resources
On July 30, 2010, we completed the $130.0 million sale of certain non-core properties to Wapiti. Our pro-forma credit facility balance after the consummation of the Wapiti Transaction (including both the initial closing and amounts in escrow pending third party consents) amounted to approximately $6.2 million.
On July 23, 2010, we entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as agent, and certain of the financial institutions that are party to the Credit Agreement in which, among other changes, the requisite lenders consented to the Wapiti Transaction, subject to specified terms and conditions, including that the net proceeds from the transaction be used to pay down the balance outstanding under the Credit Agreement and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. The Fourth Amendment eliminated all scheduled or special borrowing base redeterminations prior to the maturity of the facility in January 2011. In addition, the Fourth Amendment imposed capital expenditures limitations of $18.0 million for the quarter ending September 30, 2010, $10.0 million for the quarter ending December 31, 2010, and $2.0 million for the period from January 1, 2011 to January 15, 2011, provided that any excess of the limitation over the amount of actual expenditures may be carried forward from an earlier specified period to a subsequent specified period. The Fourth Amendment added a maximum cash on hand covenant which limits our cash and cash equivalents to $10.0 million at any time, with any excess above such limit required to be used to pay down borrowings under the credit facility within three business days. Finally, the Fourth Amendment requires cash disbursements for general and administrative expenses to be within a 10% variance of projected general and administrative expenses provided to the lending banks in conjunction with the execution of the Fourth Amendment.
We were in compliance with the financial ratio, capital expenditures and accounts payables covenants under the Credit Agreement at June 30, 2010.
On April 1, 2010 DHS amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement, as described in “Recent Developments,” above.
Our accompanying financial statements have been prepared assuming we will continue as a going concern. We experienced a net loss attributable to Delta common stockholders of $162.5 million for the six months ended June 30, 2010, and as of June 30, 2010 had a working capital deficiency of $109.0 million, including $119.5 million outstanding under Delta’s credit facility which matures on January 15, 2011 and $73.6 million outstanding under DHS’s credit agreement. In addition, the holders of our $115.0 million principal amount of 3 3/4% Senior Convertible Notes due 2037 have the right to require us to purchase all or a portion of such notes on May 1, 2012 (or thereafter on each May 1 in 2017, 2022, 2027 and 2032). The ongoing losses, near term credit maturities, and working capital deficiency raise substantial doubt about our ability to continue as a going concern.
Taking into consideration the assets sold and proceeds received to date as a result of the strategic evaluation process, we will need to raise additional cash or refinance our existing credit facility with new or existing lenders in order to pay our outstanding borrowings under the Credit Agreement which are due January 15, 2011. As such, we are engaged in discussions with potential lenders and expect to replace the existing facility prior to its maturity, although it is expected that the interest terms and covenant requirements will be more expensive and restrictive, respectively, than the current facility’s rates and terms. We expect the initial term of any new credit facility to provide for maturity prior to May 1, 2012, when the holders of our $115.0 million principal amount of 3 3/4% Senior Convertible Notes have the right to require us to purchase all or a portion of the notes. As a result, it is anticipated that prior to May 1, 2012, we will need to obtain additional capital in order to repay any amounts outstanding under any new credit facility and to purchase any 3 3/4% Senior Convertible Notes required by the holders of such notes to be purchased by us.
As shown in the accompanying financial statements and discussed elsewhere herein, we experienced a net loss attributable to Delta common stockholders of $162.5 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we had an operating loss of $63.3 million, net cash used in operating activities of $23.3 million and net cash used in financing activities of $15.5 million. During this period we invested $18.9 million on oil and gas development activities. At June 30, 2010, we had $11.1 million in cash and remaining availability under the

Credit Agreement pro-forma for the consummation of the Wapiti Transaction (including both the initial closing and amounts in escrow pending receipt of third party consents) and based on the revised $35.0 million borrowing base of approximately $28.8 million, total assets of $1.2 billion and a debt to capitalization ratio of 45.6%. Debt, excluding installments payable on property acquisition which are secured by restricted cash deposits, at June 30, 2010 totaled $449.0 million, comprised of $193.1 million of bank debt ($119.5 million of our indebtedness under our Credit Agreement and $73.6 million of DHS credit facility indebtedness, all of which is classified as current in the accompanying consolidated financial statements), $149.6 million of senior notes and $106.3 million of senior convertible notes. In accordance with applicable accounting rules, the senior convertible notes are recorded at a discount to their stated amount due of $115.0 million.
As of July 30, 2010, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook was “negative.” As of July 30, 2010, our corporate credit and senior unsecured debt ratings were CCC and CCC, respectively, as issued by Standard and Poor’s (“S&P”). S&P’s outlook on its rating was “negative.”
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
There can be no assurance that the actions undertaken by us will be sufficient to repay the obligations under our credit facility, or, if not, or if additional defaults occur under that facility, that the lenders will be willing to waive further defaults or amend the facility. Although our current level of borrowing capacity under the Credit Agreement is expected to remain the same through maturity because the Fourth Amendment provided that no scheduled or special redetermination will occur prior to the maturity of the facility, there can be no assurance that our current level of borrowing capacity will be maintained under a new credit agreement, or that we will be successful in negotiating an extension to the Credit Agreement, or a replacement thereto, upon its scheduled maturity in January 2011. There can similarly be no assurance that DHS will be successful in negotiating an extension to the DHS credit facility, or a replacement thereto, upon its scheduled maturity in August 2011. In addition, there can be no assurance that results of operations and other sources of liquidity, including asset sales, will be sufficient to meet contractual, operating and capital obligations. Our financial statements do not include any adjustments that might result from the outcome of uncertainty regarding our ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet our obligations or to continue as a going concern.
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

Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the three months ended June 30, 2010 and 2009. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $149.8 million, or $0.54 per diluted common share, for the three months ended June 30, 2010, compared to a net loss attributable to Delta common stockholders of $172.3 million, or $0.89 per diluted common share, for the three months ended June 30, 2009. There were a number of items affecting comparability between periods including oil and gas sales, contract drilling and trucking fees, impairments, depletion expense, interest and financial costs, and realized and unrealized gains and losses on derivative instruments. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the three months ended June 30, 2010, oil and gas sales increased 30% to $25.1 million, as compared to $19.3 million for the comparable period a year earlier. The increase was principally the result of a 110% increase in natural gas prices and a 31% increase in oil prices, partially offset by a 21% decrease in production. The average natural gas price received during the three months ended June 30, 2010 increased to $4.86 per Mcf compared to $2.31 per Mcf for the year earlier period. The average oil price received during the three months ended June 30, 2010 increased to $69.88 per Bbl compared to $53.22 per Bbl for the year earlier period. The production decrease was primarily related to expected production declines in the Rockies that have not been offset by additional drilling.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended June 30, 2010 increased to $11.1 million compared to $1.7 million in the prior year. The increase is the result of improved third party rig utilization in the three months ended June 30, 2010 resulting from an increased industry demand attributable to improved commodity prices.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended
	June 30,
	2010	2009
Production — Continuing Operations:
Oil (Mbbl)	150	198
Gas (Mmcf)	3,004	3,776
Total Production (Mmcfe) — Continuing Operations	3,902	4,964

Average Price — Continuing Operations:
Oil (per barrel)	$69.88	$53.22
Gas (per Mcf)	$4.86	$2.31

Costs (per Mcfe) — Continuing Operations:
Lease operating expense	$2.05	$1.38
Transportation expense	$1.14	$0.44
Production taxes	$0.35	$0.21
Depletion expense	$3.82	$4.66

Realized derivative losses (per Mcfe)	$0.15	$—

Lease Operating Expense. Lease operating expenses for the three months ended June 30, 2010 increased to $8.0 million from $6.8 million in the year earlier period primarily due to increased water handling costs in the Vega area partially offset by lower offshore lease operating costs. Lease operating expense per Mcfe for the three months ended June 30, 2010 increased to $2.05 per Mcfe from $1.38 per Mcfe. The quarter-over-quarter increase on a per unit basis was primarily due to the increased water handling costs in the Vega area and the effect of fixed costs spread over a 21% decline in production volumes.
Transportation Expense. Transportation expense for the three months ended June 30, 2010 increased to $4.5 million from $2.2 million in the prior year. Transportation expense per Mcfe for the three months ended June 30, 2010 increased 159% to $1.14 per Mcfe from $0.44 per Mcfe. The increase on a per unit basis is primarily the result of changes to our Vega gas marketing contract that went into effect in October 2009 whereby our gas is processed through a higher efficiency plant. The Vega gas marketing contract has resulted in higher revenues in the Vega area from improved natural gas liquids recoveries and a greater percentage of liquids proceeds retained.
Production Taxes. Production taxes for the three months ended June 30, 2010 were $1.4 million, as compared to prior year costs of $1.1 million. Production taxes as a percentage of oil and gas sales were 5.5% for each of the three months ended June 30, 2010 and 2009.
Exploration Expense. Exploration expense consists primarily of geological and geophysical costs and delay lease rentals. Our exploration costs for the three months ended June 30, 2010 were $358,000 compared to $471,000 for the comparable year earlier period. Exploration activities in both periods primarily relate to delay rental payments.
Dry Hole Costs and Impairments. We incurred dry hole costs and impairments of $30.8 million for the three months ended June 30, 2010 compared to $106.6 million for the comparable period a year ago. During the three months ended June 30, 2010, dry hole and impairment costs primarily related to proved property impairments of $991,000 for the Opossum Hollow and Golden Prairie fields, unproved property impairments of $24.6 million for the Columbia River Basin, Hingeline, Haynesville, Howard Ranch, Bull Canyon, Garden Gulch and Delores River prospects and a $4.8 million impairment of our Paradox pipeline. These impairments were primarily related to either the result of the asset sales portion of the strategic alternatives process or the assets held for sale at June 30, 2010 pending the completion of the Wapiti Transaction.
We incurred dry hole costs and impairments of approximately $106.6 million for the three months ended June 30, 2009 primarily related to $82.9 million of impairments for unproved leaseholds in Garden Gulch, Haynesville, Lighthouse, Newton, Caballos Creek and Opossum Hollow, $6.5 million of DHS equipment and rigs impairments, $10.5 million of Vega surface acreage impairments, $4.3 million of inventory impairments, and a $1.9 million impairment of our Paradox pipeline.
Depreciation, Depletion, Amortization and Accretion — Oil and Gas. Depreciation, depletion and amortization expense decreased 33% to $15.9 million for the three months ended June 30, 2010, as compared to $23.8 million for the comparable year earlier period. Depletion expense for the three months ended June 30, 2010 decreased to $14.9 million from $23.1 million for the three months ended June 30, 2009 due to lower production volumes and a decrease in the per unit depletion rate. Our depletion rate decreased from $4.66 per Mcfe for the three months ended June 30, 2009 to $3.82 per Mcfe for the current year period primarily due to the effect of impairments recorded during late 2009 on high depletion rate properties and Vega area proved undeveloped reserves added as a result of higher Piceance gas prices.
Drilling and Trucking Operations. Drilling expense increased to $8.1 million for the three months ended June 30, 2010 compared to $2.3 million for the comparable prior year period. This increase is due to additional third party rig utilization during the current year period.
Depreciation and Amortization — Drilling and Trucking. Depreciation and amortization expense — drilling decreased to $5.2 million for the three months ended June 30, 2010, as compared to $6.2 million for the comparable year earlier period. The decrease is due to the effect on the depreciation rate of rig impairments recorded during 2009. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.

General and Administrative Expense. General and administrative expense increased 30% to $11.6 million for the three months ended June 30, 2010, as compared to $9.0 million for the comparable prior year period. The increase in general and administrative expenses is attributed to costs associated with the strategic alternatives evaluation process and by increased non-cash stock compensation expense related to restricted stock granted in December 2009, partially offset by reduced staffing as a result of reductions in force during the first half of 2009 resulting in lower cash compensation expense.
Executive Severance Expense, Net. On May 26, 2009, our then Chairman of the Board of Directors and Chief Executive Officer, Roger A. Parker, resigned from Delta. In consideration for Mr. Parker’s resignation and his agreement to (a) relinquish all his rights under his employment agreement, his change-in-control agreement, certain stock agreements, bonuses relating to past and pending transactions benefiting Delta, and any other interests he might claim arising from his efforts as Chairman of our Board of Directors and/or Chief Executive Officer, and (b) stay on as a consultant to facilitate an orderly transition and to assist in certain pending transactions, Delta agreed to pay Mr. Parker $4,700,000 in cash (the “Cash Consideration”), issue to him 1,000,000 shares of Delta common stock (the “Shares”), pay him the aggregate of any accrued unpaid salary, vacation days and reimbursement of his reasonable business expenses incurred through the effective date of the agreement, and provide to him insurance benefits similar to his pre-resignation benefits for a thirty-six month period. The Severance Agreement also contained mutual releases and non-disparagement provisions, as well as other customary terms.
Interest Expense and Financing Costs, Net. Interest expense and financing costs, net decreased 39% to $9.6 million for the three months ended June 30, 2010, as compared to $15.8 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding Delta and DHS credit facility balances coupled with lower interest rates during the second quarter of 2010 as compared to the second quarter of 2009. In addition, the three months ended June 30, 2009, included $1.0 million of interest expense related to the repurchase from Tracinda Corporation of offshore litigation contingent payment rights.
Realized Loss on Derivative Instruments, Net. During the three months ended June 30, 2010, we recognized a $601,000 loss associated with settlements on derivative contracts. During the three months ended June 30, 2009 there were no derivative contract settlements.
Unrealized Gain (Loss) on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $3.7 million of unrealized gains on derivative instruments in other income and expense during the three months ended June 30, 2010 compared to $15.6 million of unrealized losses for the comparable prior year period.
Income (Loss) From Unconsolidated Affiliates. Loss from unconsolidated affiliates during the three months ended June 30, 2009 primarily related to $3.0 million of impairments recorded on two of our investments. Income from unconsolidated affiliates during the three months ended June 30, 2010 is comprised of our pro-rata share of net income of our unconsolidated affiliates.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense for the three months ended June 30, 2010 and 2009 of $203,000 and $265,000, respectively, relates only to DHS, as no benefit was provided for our net operating losses.

Discontinued Operations. The results of operations and impairment loss relating to the pending sale of the non-core property interests in the Garden Gulch field, Baffin Bay field, and Bull Canyon field as well as our interest in our wholly-owned subsidiary Piper Petroleum have been reflected as discontinued operations.
The following table shows the total revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended
	June 30,
	2010	2009
Production — Discontinued Operations:
Oil (Mbbl)	4	4
Gas (Mmcf)	773	707
Total Production (Mmcfe) — Discontinued Operations	795	731

Revenues	$3,259	$2,082

Operating expenses:

Lease operating expense	995	756
Transportation expense	704	327
Production taxes	201	(36)
Depreciation, depletion, amortization and accretion	5,827	6,086
Impairment provision	92,162	—

Total operating expenses	99,889	7,133

Loss from discontinued operations	(96,630)	(5,051)
Income tax expense	—	—

Loss from discontinued operations, net of tax	$(96,630)	$(5,051)

On July 30, 2010, the Company closed on the sale of non-core properties to Wapiti for cash proceeds of $130.0 million. We expect to recognize a gain on sale for the closing of Wapiti Transaction in the three months ended September 30, 2010 of approximately $29.4 million, subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement. In total, the Wapiti Transaction is expected to result in a $66.7 million loss when the second quarter asset held for sale impairments are considered in conjunction with the third quarter gain on sale.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the three months ended June 30, 2010 and 2009, DHS reported significant losses from low rig utilization rates which resulted in a non-controlling interest credit to earnings.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $162.5 million, or $0.59 per diluted common share, for the six months ended June 30, 2010, compared to a net loss attributable to Delta common stockholders of $197.9 million, or $1.35 per diluted common share, for the six months ended June 30, 2009. There were a number of items affecting comparability between periods including oil and gas sales, contract drilling and trucking fees, gain on offshore litigation award, impairments, depletion expense, interest and financial costs, and realized and unrealized gains and losses on derivative instruments. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the six months ended June 30, 2010, oil and gas sales increased 44% to $55.0 million, as compared to $38.1 million for the comparable period a year earlier. The increase was principally the result of a 102% increase in natural gas prices and a 68% increase in oil prices, partially offset by a 22% decrease in production. The average natural gas price received during the six months ended June 30, 2010 increased to $5.38 per Mcf compared to

$2.66 per Mcf for the year earlier period. The average oil price received during the six months ended June 30, 2010 increased to $70.54 per Bbl compared to $41.99 per Bbl for the year earlier period.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the six months ended June 30, 2010 increased to $21.0 million compared to $6.9 million for the comparable year earlier period. The increase is the result of improved third party rig utilization in the six months ended June 30, 2010 compared to the comparable year earlier period, resulting from an increased industry demand attributable to improved commodity prices.
Gain (Loss) on Offshore Litigation Award and Property Sales, Net. During the six months ended June 30, 2009, we recorded a $31.2 million gain for an offshore litigation award. During the six months ended June 30, 2010, we recorded a $538,000 loss primarily associated with the divestiture of non-core properties. See Note 4, “Oil and Gas Properties,” to the accompanying financial statements for information regarding our 2010 divestitures.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended
	June 30,
	2010	2009
Production — Continuing Operations:
Oil (Mbbl)	299	405
Gas (Mmcf)	6,299	7,934
Total Production (Mmcfe) — Continuing Operations	8,093	10,364

Average Price — Continuing Operations:
Oil (per barrel)	$70.54	$41.99
Gas (per Mcf)	$5.38	$2.66

Costs (per Mcfe) — Continuing Operations:
Lease operating expense	$1.88	$1.42
Transportation expense	$0.96	$0.45
Production taxes	$0.35	$0.25
Depletion expense	$3.67	$4.29

Realized derivative losses (per Mcfe)	$0.58	$—
Lease Operating Expense. Lease operating expenses for the six months ended June 30, 2010 of $15.2 million was comparable to $14.7 million in the year earlier period. Lease operating expense per Mcfe for the six months ended June 30, 2010 increased to $1.88 per Mcfe from $1.42 per Mcfe for the comparable year earlier period. The increase on a per unit basis was primarily due to increased water handling costs in the Vega area and the effect of fixed costs spread over a 22% decline in production volumes.
Transportation Expense. Transportation expense for the six months ended June 30, 2010 increased to $7.8 million from $4.6 million in the prior year. Transportation expense per Mcfe for the six months ended June 30, 2010 increased to $0.96 per Mcfe from $0.45 per Mcfe. The increase on a per unit basis is primarily the result of changes to our Vega gas marketing contract that went into effect in October 2009 whereby our gas is processed through a higher efficiency plant. The Vega gas marketing contract has resulted in higher revenues in the Vega area from improved natural gas liquids recoveries and a greater percentage of liquids proceeds retained.
Production Taxes. Production taxes for the six months ended June 30, 2010 were $2.8 million, comparable to prior year costs of $2.6 million. Production taxes as a percentage of oil and gas sales were 5.1% and 6.7% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the 2010 percentage was primarily due to a decrease in the effective Colorado severance tax rate.

Exploration Expense. Exploration expense primarily consists of geological and geophysical costs and delay lease rentals. Our exploration costs for the six months ended June 30, 2010 were $584,000, compared to $1.5 million for the comparable year earlier period. Current period exploration activities primarily relate to delay rental payments, while the 2009 period was related to delay rental payments and seismic acquisition costs.
Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of $31.1 million for the six months ended June 30, 2010 compared to $108.1 million for the comparable period a year ago. During the six months ended June 30, 2010, dry hole and impairment costs primarily related to proved property impairments of $991,000 for the Opossum Hollow and Golden Prairie fields, unproved property impairments of $25.5 million for the Columbia River Basin, Hingeline, Howard Ranch, Bull Canyon, Garden Gulch, Delores River and Haynesville shale prospects and a $4.8 million impairment of our Paradox pipeline.
We incurred dry hole costs and impairments of approximately $108.1 million for the six months ended June 30, 2009 primarily related to $83.1 million of impairments for unproved leaseholds in Garden Gulch, Haynesville, Lighthouse, Newton, Caballos Creek, and Opossum Hollow, $6.5 million of DHS equipment and rigs impairments, $10.5 million of Vega surface acreage impairments, $4.3 million of inventory impairments, and a $1.9 million impairment of our Paradox pipeline.
Depreciation, Depletion, Amortization and Accretion — Oil and Gas. Depreciation, depletion and amortization expense decreased 32% to $31.3 million for the six months ended June 30, 2010, as compared to $45.9 million for the comparable year earlier period. Depletion expense for the six months ended June 30, 2010 was $29.7 million compared to $44.4 million for the six months ended June 30, 2009. Our depletion rate decreased from $4.29 per Mcfe for the six months ended June 30, 2009 to $3.67 per Mcfe for the current year period primarily due to the effect of impairments recorded during late 2009 on high depletion rate properties and Vega area proved undeveloped reserves added as a result of higher Piceance gas prices.
Drilling and Trucking Operations. Drilling expense increased to $16.0 million for the six months ended June 30, 2010 compared to $7.6 million for the comparable prior year period. This increase is due to additional third party rig utilization during the current year period.
Depreciation and Amortization — Drilling and Trucking. Depreciation and amortization expense — drilling decreased to $10.8 million for the six months ended June 30, 2010, as compared to $12.0 million for the comparable year earlier period. The decrease is due to the effect on the depreciation rate of rig impairments recorded during 2009. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.
General and Administrative Expense. General and administrative expense increased 7% to $23.0 million for the six months ended June 30, 2010, as compared to $21.6 million for the comparable prior year period. The increase in general and administrative expenses is attributed to costs associated with the strategic alternatives evaluation process and by increased non-cash stock compensation expense related to restricted stock granted in December 2009, partially offset by reduced staffing as a result of reductions in force during the first half of 2009 resulting in lower cash compensation expense.
Executive Severance Expense, Net. On May 26, 2009, our then Chairman of the Board of Directors and Chief Executive Officer, Roger A. Parker, resigned from Delta. In consideration for Mr. Parker’s resignation and his agreement to (a) relinquish all his rights under his employment agreement, his change-in-control agreement, certain stock agreements, bonuses relating to past and pending transactions benefiting Delta, and any other interests he might claim arising from his efforts as Chairman of our Board of Directors and/or Chief Executive Officer, and (b) stay on as a consultant to facilitate an orderly transition and to assist in certain pending transactions, Delta agreed to pay Mr. Parker $4,700,000 in cash, issue to him 1,000,000 shares of Delta common stock, pay him the aggregate of any accrued unpaid salary, vacation days and reimbursement of his reasonable business expenses incurred through the effective date of the agreement, and provide to him insurance benefits similar to his pre-resignation benefits for a thirty-six month period. The Severance Agreement also contained mutual releases and non-disparagement provisions, as well as other customary terms.

Interest Expense and Financing Costs, Net. Interest and financing costs, net decreased 38% to $20.1 million for the six months ended June 30, 2010, as compared to $32.2 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding Delta and DHS credit facility balances coupled with lower interest rates during the first half of 2010 as compared to the first half of 2009. The decrease is also related to a greater write-off of unamortized deferred financing costs and waiver fees related to the amendments to our credit facilities in 2009 compared to 2010. In addition, the six months ended June 30, 2009, included $1.0 million of interest expense related to the repurchase from Tracinda of offshore litigation contingent payment rights and $643,000 for the write off of previously unamortized deferred financing costs related to the DHS credit agreement.
Realized Loss on Derivative Instruments, Net. During the six months ended June 30, 2010, we recognized a $4.7 million loss associated with settlements on derivative contracts. During the six months ended June 30, 2009 there were no derivative contract settlements.
Unrealized Loss on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $20.9 million of unrealized gains on derivative instruments in other income and expense during the six months ended June 30, 2010 compared to a loss of $21.1 million for the comparable prior year period.
Income (Loss) From Unconsolidated Affiliates. Loss from unconsolidated affiliates during the six months ended June 30, 2009 is primarily the result of $3.0 million of impairments recorded related to two of our investments. Income from unconsolidated affiliates during the six months ended June 30, 2010 is comprised of our pro-rata share of net income of our unconsolidated affiliates.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets, to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense (benefit) for the six months ended June 30, 2010 and 2009 of $478,000 and $(318,000), respectively, relates only to DHS, as no benefit was provided for our net operating losses.
Discontinued Operations. The results of operations and impairment loss relating to the pending sale of the non-core property interests in the Garden Gulch field, Baffin Bay field, and Bull Canyon field as well as our interest in our wholly-owned subsidiary Piper Petroleum have been reflected as discontinued operations.
The following table shows the total revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the six months ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Six Months Ended
	June 30,
	2010	2009
Production — Discontinued Operations:
Oil (Mbbl)	10	9
Gas (Mmcf)	1,590	1,598
Total Production (Mmcfe) — Discontinued Operations	1,650	1,652

Revenues	$7,809	$5,391

Operating expenses:

Lease operating expense	1,979	2,698
Transportation expense	1,278	1,134
Production taxes	438	55
Depreciation, depletion, amortization and accretion	13,594	10,904
Impairment provision	92,162	—

Total operating expenses	109,451	14,791

Loss from discontinued operations	(101,642)	(9,400)
Income tax expense	—	—

Loss from discontinued operations, net of tax	$(101,642)	$(9,400)

On July 30, 2010, the Company closed on the sale of non-core properties to Wapiti for cash proceeds of $130.0 million. We expect to recognize a gain on sale for the closing of Wapiti Transaction in the three months ended September 30, 2010 of approximately $29.4 million, subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement. In total, the Wapiti Transaction is expected to result in a $66.7 million loss when the second quarter asset held for sale impairments are considered in conjunction with the third quarter gain on sale.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the six months ended June 30, 2010 and 2009, DHS reported significant losses from low rig utilization rates which resulted in a non-controlling interest credit to earnings.
Historical Cash Flow
Our cash flow from operating activities decreased from $32.8 million for the six months ended June 30, 2009 to cash used in operating activities of $23.3 million for the six months ended June 30, 2010. The significant decrease in cash flow is primarily the result of changes in working capital and proceeds from the offshore litigation awarded in 2009 partially offset by higher commodity prices. Our net cash used in investing activities decreased to $12.1 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $115.3 million for the comparable prior year period primarily due to our significant reduction in drilling and acquisition activity. Cash provided by financing activities decreased from $22.7 million for the six months ended June 30, 2009 to cash used in financing activities of $15.5 million for the current year period. During the six months ended June 30, 2010, we made net bank payments of $14.2 million. During the six months ended June 30, 2009, $247.2 million of cash was received from the issuance of stock and we made net bank payments of $222.0 million.
Capital and Exploration Expenditures
Our capital and exploration expenditures for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$285	$1,713
Proved	—	—
Oil and gas properties	18,917	40,518
Drilling and trucking equipment	995	3,128
Pipeline and gathering systems	5,764	6,802

Total (1)	$25,961	$52,161

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

     3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The remaining discount will be amortized through May 1, 2012 when the holders of the Notes can first require us to purchase all or a portion of the Notes. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.7% and 7.6% with total interest costs of $2.2 million for each of the three month periods ended June 30, 2010 and 2009, respectively, and interest costs of $4.4 million and $4.3 million for the six month periods ended June 30, 2010 and 2009, respectively. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require us to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.
     Credit Facility — Delta
Pursuant to the Fourth Amendment dated as of July 23, 2010, among other changes more fully described in Note 7, “Long Term Debt” to the accompanying financial statements, the borrowing base under our Credit Agreement was reduced to $35.0 million upon the consummation of the Wapiti Transaction.
The Fourth Amendment eliminated all scheduled or special borrowing base redeterminations prior to the maturity of the facility in January 2011.
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
We had a net derivative liability of $6.0 million at June 30, 2010. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the six months ended June 30, 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provision was recognized.
For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property.
As a result of such assessment, we recorded impairment provisions attributable to unproved properties of $22.5 million for the six months ended June 30, 2010. The $22.5 million impairment included $11.4 million related to our Columbia River Basin leasehold, $5.0 million related to our Hingeline leasehold, $3.8 million related to our Haynesville leasehold, $1.6 million related to our Delores River leasehold and $661,000 related to our Howard Ranch leasehold. In addition, we recorded an impairment of $4.8 million to reduce the Paradox pipeline carrying value to its estimated fair value during the six months ended June 30, 2010. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the six months ended June 30, 2010.
In addition to the impairment provisions discussed above, we utilized various fair value techniques related to our Garden Gulch, Baffin Bay, DJ Basin, Caballos Creek, Opossum Hollow, Midway Loop, and Newton fields, as well as our interest in our wholly owned subsidiary Piper Petroleum and unproved acreage positions in the DJ Basin and South Texas assets which were held for sale at June 30, 2010 and determined that impairment provisions of $93.2 million related to proved properties and $3.0 million related to unproved properties were required to be recognized during the six months ended June 30, 2010. Based upon the applicable accounting standards, $4.0 million of the impairment provision is included within dry hole costs and impairments in the accompanying statement of operations for the six months ended June 30, 2010 and $92.2 million is included in loss from discontinued operations for the six months ended June 30, 2010.
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
All derivative instruments are recorded on the balance sheet at fair value which must be estimated using complex valuation models. We recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. As of June 30, 2010, we had a total of seven oil and gas derivative contracts outstanding. The fair value of our oil derivative instruments was a liability of $8.0 million and the fair value of our gas derivative instruments was an asset of $2.0 million at June 30, 2010. We classify the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The discount rates used to determine the fair value of these derivative instruments include a measure of non-performance risk by both Delta and the counterparty, and accordingly, the liability reflected is less than the actual cash expected to be paid upon settlement based on forward prices as of June 30, 2010. The pre-credit risk adjusted fair value of our net derivative liabilities as of June 30, 2010 was $6.6 million. A credit risk adjustment of $578,000 to the fair value of the derivatives reduced the reported amount of the net derivative liabilities on our consolidated balance sheet to $6.0 million.
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
The following table summarizes our open derivative contracts at June 30, 2010:

						Net Fair Value
				Remaining		Asset (Liability) at
Commodity	Volume		Fixed Price	Term	Index Price	June 30, 2010
						(In thousands)
Crude oil	1,000	Bbls / Day[1]	$52.25	July ’10 - Dec ’10	NYMEX — WTI	$(4,403)
Crude oil	500	Bbls / Day	$57.70	Jan ’11 - Dec ’11	NYMEX — WTI	(3,565)
Natural gas	6,000	MMBtu / Day	$5.720	July ’10 - Dec ’10	NYMEX — HHUB	983
Natural gas	15,000	MMBtu / Day	$4.105	July ’10 - Dec ’10	CIG	(292)
Natural gas	5,367	MMBtu / Day	$3.973	July ’10 - Dec ’10	CIG	(232)
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11 - Dec ’11	CIG	1,267
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11 - Dec ’11	CIG	218

						$(6,024)

1
As a result of the closing of the Wapiti Transaction, for the period from August to December 2010, we expect our oil derivative contracts to equal 108% to 114% of forecast oil and condensate production sold on WTI based terms. Because derivative contract volumes are anticipated to exceed physical production volumes in certain months, we could be exposed to financial derivative losses in excess of oil revenue gains to the extent WTI oil prices rise from current levels.

Assuming production and the percent of oil and gas sold remained unchanged for the six months ended June 30, 2010, a hypothetical 10% decline in the average market price we realized during the six months ended June 30, 2010 on unhedged production would reduce our oil and natural gas revenues by approximately $5.5 million.
Interest Rate Risk
We were subject to interest rate risk on $193.1 million of variable rate debt obligations at June 30, 2010. The annual effect of a 10% change in interest rates on the debt would be approximately $1.1 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides a summary of our purchases of our own common stock during the three months ended June 30, 2010.

Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number of	Average Price	Purchased as Part of	(or Units) that May Yet
	Shares (or Units)	Paid Per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit) (2)	Plans or Programs (3)	the Plans or Programs (3)
April 1 – April 30, 2010	6,700	$1.55	—	—
May 1 – May 31, 2010	—	—	—	—
June 1 – June 30, 2010	—	—	—	—

Total	6,700	$1.55	—	—

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
Item 5. Other Information
None.

Item 6. Exhibits.
     Exhibits are as follows:
10.1
Waiver and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 1, 2010, among DHS Holding Company and Lehman Commercial Paper, Inc. Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010.

10.2
Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 26, 2010, by and among the Company, JPMorgan Chase Bank, N.A., and each of the financial institutions named therein. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2010.

10.3	Amended and Restated Employment Agreement with Carl Lakey dated July 15, 2010. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 21, 2010.

10.4
Purchase and Sale Agreement, dated as of July 23, 2010, by and between Delta Petroleum Corporation and Wapiti Oil & Gas, L.L.C. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2010.

10.5
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 23, 2010, by and among the Company, JPMorgan Chase Bank, N.A., and each of the financial institutions named therein. Filed herewith electronically.

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

DELTA PETROLEUM CORPORATION (Registrant)
By:	/s/ Carl E. Lakey
Carl E. Lakey, President and
Chief Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: August 9, 2010

EXHIBIT INDEX:
10.1
Waiver and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 1, 2010, among DHS Holding Company and Lehman Commercial Paper, Inc. Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010.

10.2
Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 26, 2010, by and among the Company, JPMorgan Chase Bank, N.A., and each of the financial institutions named therein. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 30, 2010.

10.3	Amended and Restated Employment Agreement with Carl Lakey dated July 15, 2010. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 21, 2010.

10.4
Purchase and Sale Agreement, dated as of July 23, 2010, by and between Delta Petroleum Corporation and Wapiti Oil & Gas, L.L.C. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2010.

10.5
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 23, 2010, by and among the Company, JPMorgan Chase Bank, N.A., and each of the financial institutions named therein. Filed herewith electronically.

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