Form 10-Q
period 2010-09-30
DELTA PETROLEUM CORP/CO
filed 2010-11-09
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
285,216,209 shares of common stock, $.01 par value per share, were outstanding as of November 1, 2010.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

I

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,197	$61,918
Short-term restricted deposits	100,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,348 and $100, respectively	15,594	16,654
Property sale purchase price receivable	17,750	—
Deposits and prepaid assets	945	3,103
Inventories	3,965	5,588
Derivative instruments	1,165	—
Other current assets	3,385	5,189

Total current assets	157,001	192,452

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	235,612	280,844
Proved	867,036	1,379,920
Drilling and trucking equipment	174,445	177,762
Pipeline and gathering systems	97,696	92,064
Other	15,573	16,154

Total property and equipment	1,390,362	1,946,744
Less accumulated depreciation and depletion	(512,677)	(800,501)

Net property and equipment	877,685	1,146,243

Long-term assets:
Long-term restricted deposit	100,000	100,000
Investments in unconsolidated affiliates	3,208	7,444
Deferred financing costs	2,109	3,017
Other long-term assets	6,352	8,329

Total long-term assets	111,669	118,790

Total assets	$1,146,355	$1,457,485

LIABILITIES AND EQUITY
Current liabilities:
Credit facility — Delta	$21,500	$—
Credit facility — DHS	71,590	83,268
Installment payable on property acquisition	99,785	97,874
Accounts payable	32,410	44,225
Offshore litigation payable	—	13,877
Other accrued liabilities	17,510	13,459
Derivative instruments	—	19,497

Total current liabilities	242,795	272,200

Long-term liabilities:
Installment payable on property acquisition, net of current portion	97,244	95,381
7% Senior notes	149,666	149,609
3 3/4% Senior convertible notes	107,431	104,008
Credit facility — Delta	—	124,038
Asset retirement obligations	3,942	7,654
Derivative instruments	65	7,475

Total long-term liabilities	358,348	488,165

Commitments and contingencies

Equity:
Preferred stock, $.01 par value:
authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value: authorized 600,000,000 shares, issued 285,637,000 shares at September 30, 2010 and 282,548,000 shares at December 31, 2009	2,856	2,825
Additional paid-in capital	1,630,357	1,625,035
Treasury stock at cost; 33,000 shares at September 30, 2010 and 42,000 shares at December 31, 2009	(31)	(268)
Accumulated deficit	(1,087,616)	(939,010)

Total Delta stockholders’ equity	545,566	688,582

Non-controlling interest	(354)	8,538

Total equity	545,212	697,120

Total liabilities and equity	$1,146,355	$1,457,485

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$20,233	$19,059
Contract drilling and trucking fees	15,204	2,538
Loss on offshore litigation award and property sales, net	(1)	(150)

Total revenue	35,436	21,447

Operating expenses:

Lease operating expense	5,969	6,809
Transportation expense	3,388	2,028
Production taxes	996	717
Exploration expense	368	891
Dry hole costs and impairments	(262)	53,407
Depreciation, depletion, amortization and accretion — oil and gas	14,410	20,065
Drilling and trucking operating expenses	12,041	2,818
Depreciation and amortization — drilling and trucking	4,801	5,545
General and administrative	10,345	9,953
Executive severance expense, net	(674)	—

Total operating expenses	51,382	102,233

Operating loss	(15,946)	(80,786)

Other income and (expense):

Interest expense and financing costs, net	(9,310)	(9,706)
Other income (expense), net	(36)	220
Realized gain (loss) on derivative instruments, net	(418)	370
Unrealized gain (loss) on derivative instruments, net	7,124	(5,923)
Loss from unconsolidated affiliates	(90)	(454)

Total other expense	(2,730)	(15,493)

Loss from continuing operations before income taxes and discontinued operations	(18,676)	(96,279)

Income tax expense	86	265

Loss from continuing operations	(18,762)	(96,544)

Discontinued operations:

Income (loss) from results of operations and sale of discontinued operations, net of tax	29,495	(4,429)

Net income (loss)	10,733	(100,973)

Less net loss attributable to non-controlling interest	3,209	4,146

Net income (loss) attributable to Delta common stockholders	$13,942	$(96,827)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(15,553)	$(92,398)
Income (loss) from discontinued operations, net of tax	29,495	(4,429)

Net income (loss)	$13,942	$(96,827)

Basic income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.06)	$(0.34)
Discontinued operations	0.11	(0.01)

Net income (loss)	$0.05	$(0.35)

Diluted income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.05)	$(0.34)
Discontinued operations	0.10	(0.01)

Net income (loss)	$0.05	$(0.35)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$74,734	$56,786
Contract drilling and trucking fees	36,200	9,425
Gain (loss) on offshore litigation award and property sales, net	(539)	31,054

Total revenue	110,395	97,265

Operating expenses:

Lease operating expense	20,903	21,273
Transportation expense	11,195	6,653
Production taxes	3,760	3,217
Exploration expense	952	2,422
Dry hole costs and impairments	30,859	161,471
Depreciation, depletion, amortization and accretion — oil and gas	45,540	62,992
Drilling and trucking operating expenses	28,053	10,416
Depreciation and amortization — drilling and trucking	15,599	17,512
General and administrative	33,372	31,545
Executive severance expense, net	(674)	3,739

Total operating expenses	189,559	321,240

Operating loss	(79,164)	(223,975)

Other income and (expense):

Interest expense and financing costs, net	(29,426)	(41,907)
Other income (expense), net	(207)	1,630
Realized gain (loss) on derivative instruments, net	(5,132)	370
Unrealized gain (loss) on derivative instruments, net	28,072	(27,034)
Income (loss) from unconsolidated affiliates	893	(3,324)

Total other expense	(5,800)	(70,265)

Loss from continuing operations before income taxes and discontinued operations	(84,964)	(294,240)

Income tax expense (benefit)	564	(53)

Loss from continuing operations	(85,528)	(294,187)

Discontinued operations:

Loss from results of operations and sale of discontinued operations, net of tax	(72,212)	(16,702)

Net loss	(157,740)	(310,889)

Less net loss attributable to non-controlling interest	9,134	16,191

Net loss attributable to Delta common stockholders	$(148,606)	$(294,698)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(76,394)	$(277,996)
Loss from discontinued operations, net of tax	(72,212)	(16,702)

Net loss	$(148,606)	$(294,698)

Basic income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.28)	$(1.47)
Discontinued operations	(0.26)	(0.08)

Net loss	$(0.54)	$(1.55)

Diluted income (loss) attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.28)	$(1.47)
Discontinued operations	(0.26)	(0.08)

Net loss	$(0.54)	$(1.55)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

			Additional			Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		mulated	stockholders’	controlling	Total
	Shares	Amount	capital	Shares	Amount	deficit	equity	interest	equity
	(In thousands)
Balance, December 31, 2009	282,548	$2,825	$1,625,035	42	$(268)	$(939,010)	$688,582	$8,538	$697,120

Net loss	—	—	—	—	—	(148,606)	(148,606)	(9,134)	(157,740)
Employee vesting of treasury stock held by subsidiary	—	—	—	(13)	194	—	194	(194)	—
Issuance of vested stock	5,653	56	(56)	—	—	—	—	—	—
Shares repurchased for withholding taxes	(911)	(9)	(736)	4	43	—	(702)	—	(702)
Forfeiture of restricted shares	(1,653)	(16)	16	—	—	—	—	—	—
Executive severance — stock-based awards forfeited	—	—	(2,274)	—	—	—	(2,274)	—	(2,274)
Stock based compensation	—	—	8,372	—	—	—	8,372	436	8,808

Balance, September 30, 2010	285,637	$2,856	$1,630,357	33	$(31)	$(1,087,616)	$545,566	$(354)	$545,212

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(157,740)	$(310,889)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Basis in offshore properties recovered through litigation	—	17,647
Loss on property sales		—
(Gain) loss on sale of drilling rig	—	(1,663)
Depreciation, depletion, amortization and accretion — oil and gas	45,540	62,992
Depreciation and amortization — drilling and trucking	15,599	17,512
Depreciation, depletion, amortization and accretion — discontinued operations	13,837	19,477
Stock based compensation	8,808	7,433
Executive severance payable in common stock	—	1,700
Executive severance — stock-based awards forfeited	(2,274)	(2,820)
Amortization of deferred financing costs	7,156	10,029
Accretion of discount on installments payable	3,774	5,582
Increase in allowance for bad debt	1,437	—
Unrealized (gain) loss on derivative instruments, net	(28,072)	27,034
Dry hole costs and impairments	30,859	161,471
Impairments — discontinued operations	92,162	—
Gain on sale of discontinued operations	(28,372)	—
Loss on sale of drilling, trucking and other assets	786	—
(Income) loss from unconsolidated affiliates	(893)	3,660
Deferred income tax expense (benefit)	564	(53)
Other	43	(66)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(318)	16,869
Decrease in deposits and prepaid assets	(242)	3,638
Increase in inventories	—	(655)
(Increase) decrease in other current assets	919	(2,576)
Decrease in accounts payable	(20,627)	(18,751)
Increase (decrease) in other accrued liabilities and offshore litigation payable	(8,904)	2,588

Net cash provided by (used in) operating activities	(25,958)	20,159

Cash flows from investing activities:
Additions to property and equipment	(24,959)	(143,675)
Additions to drilling and trucking equipment	(1,322)	(1,648)
Proceeds from sale of oil and gas properties	115,180	—
Proceeds from sale of drilling assets and other fixed assets	601	8,247
Proceeds from sale of unconsolidated affiliate	3,879	—
Investment in unconsolidated affiliates	—	295
Proceeds from escrow deposit	1,380	—
(Increase) decrease in other long-term assets	81	(419)

Net cash provided by (used in) investing activities	94,840	(137,200)

Cash flows from financing activities:
Proceeds from borrowings	86,500	77,000
Repayments of borrowings	(200,716)	(259,017)
Payment of deferred financing costs	(1,641)	(2,272)
Proceeds from sale of offshore litigation contingent payment rights	—	25,000
Repurchase of offshore litigation contingent payment rights	—	(25,000)
Stock issued for cash, net	—	246,918
Shares repurchased for withholding taxes	(746)	(380)

Net cash provided by (used in) financing activities	(116,603)	62,249

Net decrease in cash and cash equivalents	(47,721)	(54,792)

Cash at beginning of period	61,918	65,475

Cash at end of period	$14,197	$10,683

Supplemental cash flow information:
Cash paid for interest and financing costs	$17,177	$27,607

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(1) Nature of Organization and Basis of Presentation
Delta Petroleum Corporation (“Delta”), a Delaware corporation, and its consolidated subsidiaries (collectively, the “Company”) are principally engaged in acquiring, exploring, developing and producing oil and gas properties. The Company’s core area of operations is the Rocky Mountain Region in which the majority of its proved reserves, production and long-term growth prospects are concentrated.
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
The Company experienced a net loss attributable to Delta common stockholders of $148.6 million for the nine months ended September 30, 2010, and as of September 30, 2010 had a working capital deficiency of $85.8 million, including $21.5 million outstanding under Delta’s Second Amended and Restated Credit Agreement (the “Credit Agreement” or the “credit facility”) which is due on January 15, 2011 and $71.6 million outstanding under the credit agreement of DHS Drilling Company (“DHS”), the Company’s 49.8% subsidiary, which is due on August 31, 2011. In addition, the holders of the Company’s $115.0 million principal amount of 3 3/4% Senior Convertible Notes due 2037 have the right to require the Company to purchase all or a portion of such notes on May 1, 2012 (or thereafter on each May 1 in 2017, 2022, 2027 and 2032). The ongoing losses, near term credit maturities, and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.
As of and for the nine months ended September 30, 2010, the Company was in compliance with covenants under its credit facility related to its financial ratios, maximum cash on hand and accounts payable. The Company had $13.5 million of availability under its credit agreement based upon the $35.0 million borrowing base in effect at September 30, 2010, and had cash on hand of $14.2 million.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(2) Going Concern, Continued
The Company does not currently have the liquidity necessary to repay the borrowings under its credit facility due on January 15, 2011. Further, in accordance with the current terms of Delta’s credit facility, the Company is limited to capital expenditures of $18.5 million for the quarter ending December 31, 2010 (based on the original limitation of $10.0 million for the quarter ending December 31, 2010 plus $8.5 million carried forward from the quarter ended September 30, 2010).
In November 2009, the Company retained Morgan Stanley and Evercore Partners to evaluate and advise the Board of Directors on strategic alternatives to enhance shareholder value, including but not limited to the sale of some or all of the Company’s assets, entering into partnerships or joint ventures, or the sale of the entire Company.
On July 23, 2010, the Company entered into a definitive Purchase and Sale Agreement with Wapiti Oil & Gas, L.L.C. to sell various non-core assets (the “Wapiti Transaction”) for cash proceeds of $130.0 million. Also on July 23, 2010, the Company and its credit facility banks entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”) whereby the requisite banks consented to the Wapiti Transaction, subject to specified terms and conditions, including, among other amendments, that the net proceeds from the transaction be used to pay down the balance outstanding under the credit facility and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. Additional amendments to the credit facility are described in Note 7, “Long Term Debt.” The Wapiti Transaction closed on July 30, 2010 with approximately $108.5 million used to reduce amounts outstanding under the credit facility, $3.7 million used to pay transaction related costs, and $17.8 million paid into escrow pending the receipt of third party consents required to transfer ownership of certain properties involved in the Wapiti Transaction. The funds in escrow were released in October 2010 and were used to further reduce amounts outstanding under the Company’s credit facility (see Note 14, “Subsequent Events”). The proceeds from the Wapiti Transaction allowed the Company to substantially reduce its outstanding debt and when combined with the post Wapiti Transaction borrowing base, provided the liquidity necessary to fund the Company’s third and fourth quarter 2010 development plan. Under the credit facility there are no further scheduled or special borrowing base redeterminations before the maturity of the facility in January 2011, and thus, management anticipates having adequate liquidity to fund operations. As noted below, the Company is in the process of refinancing the existing credit facility.
The Wapiti Transaction was a part of a competitive process initiated in conjunction with Delta’s previously announced strategic alternatives process. This process was concluded with the completion of the Wapiti Transaction and the Company’s focus has returned to creating value with its core assets through operations. The Board of Directors may reevaluate the renewal of the strategic alternatives process at a later time.
Taking into consideration the assets sold and proceeds received to date as a result of the strategic alternatives process, the Company will need to raise additional cash capital or complete the refinancing of its existing credit facility with new or existing lenders in order to pay its outstanding borrowings under the credit facility which are due January 15, 2011. As such, the Company expects to replace the existing facility prior to its maturity, although it is expected that the interest terms and covenant

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(2) Going Concern, Continued
requirements will be more expensive and restrictive, respectively, than the current facility’s rates and terms. The initial term of any new credit facility is expected to provide for maturity prior to May 1, 2012, when the holders of the Company’s $115.0 million principal amount of 3 3/4% Senior Convertible Notes have the right to require the Company to purchase all or a portion of the notes. As a result, it is anticipated that prior to May 1, 2012, the Company will need to obtain additional capital in order to repay any amounts outstanding under any new credit facility and to purchase any 3 3/4% Senior Convertible Notes required by the holders of such notes to be purchased by the Company.
There can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement when due, or, if not sufficient, or if additional defaults occur, that the lenders will be willing to waive the defaults or amend the agreement. In addition, there can be no assurance that cash flow from operations and other sources of liquidity, including asset sales or joint venture or other industry partnerships, will be sufficient to meet contractual, operating and capital obligations including those under any replacement credit facility. The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.
(3) Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation. Certain of the Company’s oil and gas activities are conducted through partnerships and joint ventures, including CRB Partners, LLC and through the date of the Wapiti Transaction, PGR Partners, LLC. The Company includes its proportionate share of assets, liabilities, revenues and expenses from these entities in its consolidated financial statements. As Amber Resources Company of Colorado (“Amber”) is in a net shareholders’ deficit position for the periods presented, the Company has recognized 100% of Amber’s earnings/losses for all periods presented. The Company does not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.
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
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on certain properties that were sold and where there is no continuing involvement, during the nine months ended September 30, 2010 have been reclassified to income (loss) from discontinued operations for all periods presented. Such reclassifications had no effect on net loss attributable to Delta common stockholders.
Cash Equivalents
Cash equivalents consist of money market funds and certificates of deposit. The Company considers all highly liquid investments with maturities at the date of acquisition of three months or less to be cash equivalents.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
Inventories
Inventories consist of pipe and other production equipment not yet in use. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value. During the three months ended June 30, 2009, the Company recorded an impairment of $4.3 million to the carrying value of its inventories, which is reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 2009 as a component of dry hole costs and impairments.
Revenue Recognition
Oil and Gas
Revenues are recognized when title to the products transfers to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue. Under that method, the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers. A liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2010 and December 31, 2009, the Company’s aggregate natural gas and crude oil imbalances were not material to its consolidated financial statements.
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
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

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
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the three and nine months ended September 30, 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provision was recognized. As a result of such assessment, the Company recorded an impairment provision to proved properties of $1.9 million for the three months ended September 30, 2009 and $3.1 million for the nine months ended September 30, 2009. The impairment provisions for the three and nine months ended September 30, 2009 are included within dry hole costs and impairments in the accompanying statement of operations.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded impairment provisions attributable to unproved properties of zero and $20.6 million for the three months ended September 30, 2010 and 2009, respectively, and $22.5 million and $103.6 million for the nine months ended September 30, 2010 and 2009, respectively. The $22.5 million impairment for the nine months ended September 30, 2010 included $11.4 million related to the Company’s Columbia River Basin leasehold, $5.0 million related to the Company’s Hingeline leasehold, $3.8 million related to the Company’s Haynesville leasehold, $1.6 million related to the Company’s Delores River leasehold and $661,000 related to the Company’s Howard Ranch leasehold. For the three months ended September 30, 2009, the Company also recorded an impairment of $10.5 million to reduce the Company’s Vega area land carrying value to its estimated fair value. Lastly, the Company recorded impairments of $4.8 million and $1.9 million to reduce the Paradox pipeline carrying value to its estimated fair value during the three months ended June 30, 2010 and 2009, respectively. These impairment provisions are included within dry hole costs and impairments in the accompanying statements of operations for the three and nine months ended September 30, 2010 and 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
During the remainder of 2010, the Company plans to develop and evaluate certain proved and unproved properties. Favorable or unfavorable drilling results or changes in commodity prices may cause a revision to estimates of those properties’ future cash flows. Such revisions of estimates could require the Company to record additional impairment provisions in the period of such revisions.
Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties. The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2010 to September 30, 2010 (in thousands):

Asset retirement obligation — January 1, 2010	$10,539
Accretion expense	365
Change in estimate	(188)
Obligations incurred (from new wells)	282
Obligations assumed	—
Obligations on sold properties	(4,034)
Obligations settled	(1,044)

Asset retirement obligation — September 30, 2010	5,920
Less: current portion of asset retirement obligation	(1,978)

Long-term asset retirement obligation	$3,942

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. For the three months ended September 30, 2010 comprehensive income was $10.7 million and for the three months ended September 30, 2009 comprehensive loss was $101.0 million. For the nine months ended September 30, 2010 and 2009, comprehensive loss was $157.7 million and $310.9 million, respectively.
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
At September 30, 2010, all of the Company’s outstanding derivative contracts were fixed price swaps. Under the swap agreements, the Company receives the fixed price and pays the floating index price. The Company’s swaps

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
are settled in cash on a monthly basis. By entering into swaps, the Company effectively fixes the price that it will receive for a portion of its production.
The following table summarizes the Company’s open derivative contracts at September 30, 2010:

						Net Fair Value
				Remaining		Asset (Liability) at
Commodity	Volume		Fixed Price	Term	Index Price	September 30, 2010
						(In thousands)
Crude oil	1,000	Bbls / Day[1]	$52.25	Oct ’10 - Dec ’10	NYMEX — WTI	$(2,600)
Crude oil	500	Bbls / Day	$57.70	Jan ’11 - Dec ’11	NYMEX — WTI	(4,404)
Natural gas	6,000	MMBtu / Day	$5.720	Oct ’10 - Dec ’10	NYMEX — HHUB	977
Natural gas	15,000	MMBtu / Day	$4.105	Oct ’10 - Dec ’10	CIG	705
Natural gas	5,367	MMBtu / Day	$3.973	Oct ’10 - Dec ’10	CIG	187
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11 - Dec ’11	CIG	5,006
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11 - Dec ’11	CIG	1,229

						$1,100

1
As a result of the closing of the Wapiti Transaction, for the period from October to December 2010, derivative contract volumes were anticipated to exceed physical production volumes in certain months. Accordingly, in October 2010, the Company partially terminated its November and December 2010 derivatives for a cost of $729,000 to reduce the hedged volume from 1,000 barrels per day to 625 barrels per day.

The pre-credit risk adjusted fair value of the Company’s net derivative assets as of September 30, 2010 was $617,000. A credit risk adjustment of $483,000 to the fair value of the derivatives increased the reported amount of the net derivative assets on the Company’s consolidated balance sheet to $1.1 million.
The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The following table summarizes the fair values and location in the Company’s consolidated balance sheet of all derivatives held by the Company as of September 30, 2010 (in thousands):

Derivatives Not Designated as
Hedging Instruments	Balance Sheet Classification	Fair Value
Commodity Swaps	Derivative Instruments — Current Assets, net	$1,165
Commodity Swaps	Derivative Instruments — Long-Term Liabilities, net	(65)

Total		$1,100

The following table summarizes the realized and unrealized gains and losses and the classification in the consolidated statement of operations of derivatives not designated as hedging instruments for the nine months ended September 30, 2010 (in thousands):

		Amount of Gain
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	(Loss) Recognized in
Hedging Instruments	Income on Derivatives	Income on Derivatives
Commodity Swaps	Realized Loss on Derivative Instruments, net — Other Income and (Expense)	$(5,132)
Commodity Swaps	Unrealized Gain on Derivative Instruments, net — Other Income and (Expense)	28,072

		$22,940

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(3)  Summary of Significant Accounting Policies, Continued
Executive Severance Agreements
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
On July 6, 2010, John Wallace, the then President, Chief Operating Officer and a Director of the Company, resigned from all of his positions as director, officer and employee of the Company and any of its subsidiaries. In conjunction with such resignation, the Company entered into a severance agreement with Mr. Wallace pursuant to which he agreed to (a) relinquish certain rights under his employment agreement, his change-in-control agreement, certain stock agreements, bonuses relating to past and pending transactions benefiting Delta, and certain other interests he might claim arising from his efforts in his previous capacities with the Company and its subsidiaries, and (b) make himself reasonably available to answer questions to facilitate an orderly transition. Under the terms of his severance arrangement, the Company paid Mr. Wallace a lump sum of $1,600,000, paid him his salary for the full month in which his resignation occurred and for his accrued vacation days, reimbursed him for his reasonable business expenses incurred through the effective date of the agreement, and agreed to provide to him insurance benefits similar to his pre-resignation benefits for the period in which Mr. Wallace is entitled to receive COBRA coverage under applicable law. The severance agreement also contained mutual releases and non-disparagement provisions, as well as other customary terms.
The table below summarizes the total executive severance expense included in the accompanying statements of operations for the nine months ended September 30, 2010 (in thousands):

Cash consideration — immediately available funds	$1,600
Performance shares forfeited	(2,274)

Total executive severance expense (benefit)	$(674)

Equity compensation costs previously recorded in the consolidated financial statements related to performance shares forfeited prior to their derived service period being completed as a result of the severance agreement were reversed and reflected as a reduction of executive severance expense.
Stock Based Compensation
The Company recognizes the cost of share based payments over the period the employee provides service and includes such costs in general and administrative expense in the statements of operations.
Income (Loss) from Unconsolidated Affiliates
Income (loss) from unconsolidated affiliates includes the Company’s share of earnings or losses from equity method investments. During the nine months ended September 30, 2010, Delta Oilfield Tank Company (“DOTC”) reported continuing losses from operations which, if recorded, would have created a deficit in the investment in DOTC. In accordance with accounting standards, the Company did not recognize its share of the losses for the nine months ended September 30, 2010 as the Company is not obligated to make future capital contributions to DOTC. During the quarter ended June 30, 2009, the Company recorded a $2.1 million impairment provision to its investment in DOTC and a $917,000 impairment provision to its investment in the entity that was expected to operate the Paradox pipeline. These impairment provisions are included within income (loss) from unconsolidated affiliates for the nine months ended September 30, 2009.
During the nine months ended September 30, 2010, the Company sold its 50% interest in Ally Equipment, LLC for $1.5 million, including $250,000 received during the third quarter and five $250,000 quarterly installments to be paid each quarter end commencing on December 31, 2010. The Company recognized a loss of $522,000 on the transaction which is included as a component of income (loss) from unconsolidated affiliates for the three months and nine months ended September 30, 2010.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(3) Summary of Significant Accounting Policies, Continued
At December 31, 2009, the Company owned a 5% interest in Collbran Valley Gas Gathering, LLC (“CVGG”) which operates a pipeline in the Piceance Basin through which the Company transports its produced gas to the sales point. During the fourth quarter of 2009, the Company recorded an impairment of its investment in CVGG to reduce the carrying value to its fair value of $3.5 million. In January 2010, the Company divested its 5% interest in CVGG for cash proceeds of $3.5 million (and a subsequent adjustment of an additional $129,000), plus an additional $2.0 million of proceeds contingent on volume deliveries through the CVGG system of Delta gas between January 1, 2010 and June 30, 2011. Based on current production levels, the Company is not likely to earn the contingent consideration without the initiation of a continuous drilling program which could only be undertaken with additional funding beyond the Company’s existing capital resources.
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
Three and Nine Months Ended September 30, 2010 and 2009
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
(4) Oil and Gas Properties
Unproved Undeveloped Offshore California Properties
The Company previously owned direct and indirect ownership interests ranging from 2.49% to 100% in five unproved undeveloped offshore California oil and gas properties. Delta and its 92% owned subsidiary, Amber, were among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of its offshore California properties. During 2009, the Company received net proceeds of $95.8 million after overrides and conveyed its leases back to the United States. Accordingly, the Company no longer has any remaining unproved undeveloped offshore California property interests.
2010 — Divestitures
During the nine months ended September 30, 2010, the Company divested of its interests in certain non-core properties for gross proceeds of $965,000 and the assumption of plugging and abandonment obligations. Proved reserves attributable to these properties were insignificant.
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
Discontinued Operations
In accordance with accounting standards, the results of operations and impairment loss relating to certain of the Wapiti Transaction properties have been reflected as discontinued operations. Properties associated with the Wapiti Transaction in which the Company only sold half of its interest continue to be reported as a component of continuing operations. The fields classified as discontinued operations are fields in which the Company sold all of its interest including the Garden Gulch field, Baffin Bay field, and Bull Canyon field as well as the Company’s interest in its wholly-owned subsidiary Piper Petroleum. In a separate transaction, during the three months ended September 30, 2010, the Company sold its interest in the Howard Ranch field and has included this property as discontinued operations as well.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(4) Oil and Gas Properties, Continued
The following table shows the total oil and gas segment revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$1,344	$2,475	$9,623	$8,255

Operating expenses:

Lease operating expense	429	757	2,676	3,740
Transportation expense	181	60	1,459	1,196
Production taxes	116	438	611	544
Depreciation, depletion, amortization and accretion	33	5,649	13,837	19,477
Impairment provision	—	—	92,162	—

Total operating expenses	759	6,904	110,745	24,957

Income (loss) from discontinued operations	585	(4,429)	(101,122)	(16,702)
Income tax expense	—	—	—	—

Income (loss) from results of operations of discontinued properties, net of tax	585	(4,429)	(101,122)	(16,702)

Gain on sale of discontinued operations	28,910	—	28,910	—

Total gain (loss) from discontinued operations	$29,495	$(4,429)	$(72,212)	$(16,702)

On July 30, 2010, the Company closed on the Wapiti Transaction for cash proceeds of $130.0 million, with approximately $108.5 million used to reduce amounts outstanding under the credit facility, $3.7 million used to pay transaction related costs, and $17.8 million initially paid into escrow pending the receipt of third party consents required to transfer ownership of certain properties involved in the Wapiti Transaction. The escrowed proceeds were received in October 2010. The Company recognized a gain on sale for the closing of the Wapiti Transaction in the three months ended September 30, 2010 of $29.6 million. The recognized gain is subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement.
On August 27, 2010, the Company closed on the Howard Ranch sale for cash proceeds of $550,000. The Company recognized a loss on sale of $687,000, which is subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement.
(5) DHS Drilling
On September 30, 2010, the Company owned a 49.8% ownership interest in DHS. The remaining interest is owned by Chesapeake Energy Corporation, 47.2%, and 3% by DHS executive officers and management. Delta has the right to use all of the DHS rigs on a priority basis.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(5) DHS Drilling, Continued
The carrying value of DHS’s drilling rigs and related equipment is assessed for impairment whenever circumstances indicate an impairment may exist. During the quarter ended June 30, 2009, the fleet rig utilization rate declined approximately 68% from the first quarter of 2009 and the average period end contract day rate declined by approximately 29% from the first quarter of 2009. In addition, DHS’s efforts to market spare equipment and observations at industry auctions indicated that with industry-wide active rig counts in decline, spare equipment values had declined. As a result of these indicators of possible impairment, an analysis was performed and an impairment provision of $6.5 million was recorded to reduce the carrying value of three drilling rigs and other spare rig equipment to their respective fair values. No such impairment provisions were recorded during the three and nine months ended September 30, 2010 as rig utilization has continued to improve throughout 2010.
In January 2010, DHS entered into a daywork drilling contract with Desarrollos y Perforaciones De Mexico (“DPM”) to drill geothermal wells for the benefit of the Mexican national electric company (“CFE”) in the state of Puebla. The rig was released in July after drilling two wells. A total of $3,713,000 has been invoiced to DPM for the project with $1,588,000 being collected to date. The balance of $2,125,000 has been reserved as a doubtful account due to concerns regarding collection. Legal action is being taken to collect the amount owed to DHS and the rig is in the Casper, Wyoming yard for minor reconditioning. In addition, another DHS customer has filed bankruptcy during the quarter and its balance of $104,000 has been reserved as a doubtful account as well.
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
Asset retirement obligations — The initial fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s asset retirement obligations, including revisions of the estimated fair values during the nine months ended September 30, 2010 and 2009.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(6) Fair Value Measurements, Continued
The following table lists the Company’s fair value measurements by hierarchy as of September 30, 2010 (in thousands):

Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)
Recurring
Derivative assets	$—	$1,100	$—
(7) Long Term Debt
Installments Payable on Property Acquisition
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installments payable are recorded in the accompanying consolidated financial statements as current and long-term liabilities at a discounted value. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $1.3 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and accretion of $3.8 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively. On October 28, 2010, the Company paid the second of three installments payable related to the transaction (see Note 14, “Subsequent Events”).
7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The Company was in compliance with the covenants under the indenture as of September 30, 2010 (See Note 12, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at September 30, 2010 was approximately $109.5 million.
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The Notes were recorded based on the estimated fair value of the liability component and the equity component. The debt discount on the liability component is accreted over the expected life of the Notes, including $1.2 million and $1.1 million of accretion for the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $3.3 million of accretion for the nine months ended September 30, 2010 and 2009, respectively. Combined with the amortization of debt discount, the Notes had an effective interest rate of approximately 7.8% and 7.6% with total interest costs of $2.2 million for each of the three months ended September 30, 2010 and 2009, respectively, and interest costs of $6.6 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively. The fair value of the Notes at September 30, 2010 was approximately $88.3 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
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
The Company was in compliance with its financial ratio covenants, capital expenditures, cash on hand and accounts payable limitations under the Credit Agreement as of September 30, 2010. Based on the Company’s current operating projections, the Company believes it will remain in compliance with the debt covenants through its maturity in January 2011. However, there can be no assurance that the actions undertaken by the Company will be sufficient to repay the obligations under the credit agreement when due, or, if not sufficient, or if additional defaults occur, that the lenders will be willing to waive the defaults or amend the agreement.
Borrowings under the credit facility were $21.5 million at September 30, 2010, with remaining availability of $13.5 million.
Because the credit facility matures in January 2011, the debt is classified as a current liability in the September 30, 2010 consolidated balance sheet.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(7) Long Term Debt, Continued
Credit Facility — DHS
On April 1, 2010, DHS amended its existing credit facility with LCPI and renegotiated certain terms of the agreement including obtaining waivers for all covenant violations through March 31, 2010. The terms of the amended agreement required principal payments of $7,677,713 paid on April 1, 2010 and $2,000,000 paid on each of May 1, 2010, August 1, 2010 and November 1, 2010, with a remaining $2,000,000 principal payment due on January 1, 2011, and a $5,000,000 principal payment due on each of April 1, 2011 and July 1, 2011 with the remaining balance of $57,589,787 due at maturity (August 31, 2011). In addition to the required payments, DHS may be required to prepay any remaining outstanding principal with the “Net Cash Proceeds from any Asset Sale,” as defined by the credit facility, and any such prepayment shall be applied to, first, prepay the immediately succeeding Scheduled Installment in full, second, prepay all interest payable on the immediately succeeding Interest Payment Date in full, third, pay the second succeeding Scheduled Installment in full and fourth, prepay the remaining principal balance of the remaining loans. DHS is also required to prepay the principal amount of the loans in an amount equal to 75% of the “Excess Cash Flow,” as defined by the credit facility, for such fiscal quarter. The only financial covenant remaining in the DHS credit agreement is a minimum EBITDA covenant of $1,000,000 for the three months ending September 30, 2010 and $1,500,000 for each subsequent quarter. In addition, the amendment imposed capital expenditures limitations of $1,200,000 for any fiscal quarter. Notwithstanding the $1,200,000 per quarter limitation on capital expenditures, the amendment imposes aggregate capital expenditure limitations of $3,500,000 for fiscal year 2010 and $2,330,137 for fiscal year 2011. The interest rate has been adjusted to LIBOR plus 625 basis points, subject to a LIBOR floor rate of 2.75%. DHS was in compliance with its amended minimum EBITDA covenant and capital expenditures limitation for the three months ended September 30, 2010.
Because the credit facility matures in August 2011, the debt is classified as a current liability in the September 30, 2010 consolidated balance sheet.
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
The Company is currently engaged in arbitration with 212 Resources Corporation (“212”) with regard to a dispute involving a May 18, 2008 Oil and Gas Fluid Processing Agreement (the “Agreement”) between 212 and the Company. The Agreement requires 212 to design, construct, and operate “Mobile Pods” to treat and discharge to surface waters fluid produced by the Company’s oil and gas operations in compliance with applicable law and permits, and requires the Company to pay 212 approximately $500,000 per month commencing on the earlier of the date that such Mobile Pod is (a) first Available, or (b) first used to provide the contemplated services. The term “Available,” as used in the Agreement, means the first date that a Mobile Pod is mechanically capable of providing the contemplated services (or would have been mechanically capable of providing such services but for the Company’s failure to perform any of its obligations under the Agreement). On October 27, 2009, 212 filed a Demand for Arbitration and Statement of Claim and alleged that the Company delayed the performance of its duty to obtain permits and construct the site under the Agreement. 212 contends, in essence, that the Company delayed obtaining permits for the operation of the Mobile Pods and that the Company owes the monthly fee for the Mobile Pods for the period commencing on October 1, 2009. The Company has denied 212’s claims and

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(8) Commitments and Contingencies, Continued
contends, in essence, that 212 has still not demonstrated that the Mobile Pods are capable of treating and discharging to surface waters fluid produced by the Company’s oil and gas operations in compliance with applicable law and permits. The Company has also filed counterclaims. The matter is currently set for arbitration on November 29, 2010, but the Company has filed a motion seeking a delay of the hearing for a time sufficient to obtain and analyze a variety of test results to determine whether or not the operation of the Mobile Pods complies with applicable law and permits. While the Company believes it has meritorious defenses to 212’s claims and has valid counterclaims, the Company is unable to predict the ultimate outcome of the arbitration.
The Company’s indirect, 49.8% owned affiliate DHS Drilling Company (“DHS”) and certain of its officers and employees, among others, have been notified by the Office of the Inspector General of the Export-Import Bank of the United States and the U.S. Department of Justice that they are the subject of an investigation in connection with a loan guaranty sought from the Export-Import Bank in the first quarter of 2010 of a loan from a Mexican bank to a DHS customer in Mexico. DHS has cooperated and will continue to cooperate with the investigation, which is currently in its initial stages. This investigation is subject to uncertainties and, as such, DHS is unable to estimate the nature of any possible loss or range of loss that may result. DHS and the Company may also be responsible to indemnify certain officers and employees in connection with their individual defenses relating to the investigation.
(9) Stockholders’ Equity
Preferred Stock
The Company has 3,000,000 shares of preferred stock authorized, issuable from time to time in one or more series. As of September 30, 2010 and December 31, 2009, no shares of preferred stock were outstanding.
Common Stock
During the three months ended March 31, 2010, the Company issued 480,778 fully vested shares to the non-employee members of the Board of Directors in consideration for their service on the Board for the year ended December 31, 2009. On September 16, 2010, the Company granted 5.1 million shares of non-vested common stock to certain employees. The shares vest in full on July 1, 2011.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
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
Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Non-vested stock	$1,716	$2,436	$8,187	$5,371
Stock options	109	—	109	—
Performance shares	131	358	512	2,062

Total	$1,956	$2,794	$8,808	$7,433

The Company recognizes the cost of share based payments over the period during which the employee provides service. During the three months ended September 30, 2010, the Company issued 250,000 fully vested stock options at an exercise price of $0.79 per share to the Company’s Chief Executive Officer. Other than the stock option issuance during the third quarter of 2010, the Company had not issued stock options since July 2005 and as all prior outstanding stock options are fully vested, no compensation cost was recognized with respect to stock options in the 2009 periods shown in the table above. Exercise prices for options outstanding under the Company’s various plans as of September 30, 2010 ranged from $0.79 to $15.34 per share. At September 30, 2010, there was no unrecognized compensation cost related to stock options as all outstanding options are vested. At September 30, 2010, the Company had 1,608,000 options outstanding at a weighted average exercise price of $7.25 per share. At September 30, 2010, the Company had 7,775,000 non-vested shares outstanding and 80,000 performance shares outstanding. At September 30, 2010, the total unrecognized compensation cost related to the performance shares and the non-vested portion of restricted stock was $9.3 million which is expected to be recognized over a weighted average period of 1.1 years.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(10) Income Taxes
Income tax expense (benefit) attributable to loss from continuing operations was approximately $86,000 and $265,000 for the three months ended September 30, 2010 and 2009, respectively, and $564,000 and $(53,000) for the nine months ended September 30, 2010 and 2009, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at September 30, 2010.
During the three and nine months ended September 30, 2010, DHS recorded net operating losses and as of September 30, 2010 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.
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
During the three and nine months ended September 30, 2010 and 2009, no adjustments were recognized for uncertain tax benefits.
(11) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Delta common stockholders	$13,942	$(96,827)	$(148,606)	$(294,698)

Basic weighted-average common shares outstanding	275,306	275,465	275,437	189,740
Add: dilutive effects of stock options and unvested stock grants	6,757	—	—	—

Diluted weighted-average common shares outstanding	282,063	275,465	275,437	189,740

Net income (loss) per common share attributable to Delta common stockholders
Basic	$0.05	$(0.35)	$(0.54)	$(1.55)

Diluted	$0.05	$(0.35)	$(0.54)	$(1.55)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(11)  Earnings Per Share, Continued
Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock issuable upon conversion of convertible notes	3,790	3,790	3,790	3,790
Stock options	1,608	1,428	1,608	1,428
Performance share grants	—	150	80	150
Non-vested restricted stock	—	1,270	7,775	1,270

Total potentially dilutive securities	5,398	6,638	13,253	6,638

(12) Guarantor Financial Information
On March 15, 2005, Delta issued $150.0 million of 7% senior notes (“Senior Notes”) that mature in 2015. In addition, on April 25, 2007, the Company issued $115.0 million of 3 3/4% Convertible Senior Notes due in 2037 (“Convertible Notes”). Both the Senior Notes and the Convertible Notes are guaranteed by all of the Company’s wholly-owned subsidiaries (“Guarantors”). Each of the Guarantors, fully, jointly and severally, irrevocably and unconditionally guarantees the performance and payment when due of all the obligations under the Senior Notes and the Convertible Notes. DHS, CRBP, and Amber (“Non-guarantors”) are not guarantors of the indebtedness under the Senior Notes or the Convertible Notes.
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 (in thousands). For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Balance Sheet
September 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Current assets	$140,921	$298	$15,782	$—	$157,001

Property and equipment:
Oil and gas properties	1,083,550	—	19,215	(117)	1,102,648
Drilling rigs and trucking equipment	594	—	173,851	—	174,445
Other	78,871	32,617	1,781	—	113,269

Total property and equipment	1,163,015	32,617	194,847	(117)	1,390,362

Accumulated depletion and depreciation	(371,084)	(28,702)	(112,891)	—	(512,677)

Net property and equipment	791,931	3,915	81,956	(117)	877,685

Investment in subsidiaries	3,570	—	—	(3,570)	—
Other long-term assets	109,136	2,407	126	—	111,669

Total assets	$1,045,558	$6,620	$97,864	$(3,687)	$1,146,355

Current liabilities	$162,543	$(27)	$80,279	$—	$242,795

Long-term liabilities:
Long-term debt, derivative instruments and deferred taxes	352,605	1,801	—	—	354,406
Asset retirement obligations	3,942	—	—	—	3,942

Total long-term liabilities	356,547	1,801	—	—	358,348

Total Delta stockholders’ equity	526,822	4,846	17,585	(3,687)	545,566

Non-controlling interest	(354)	—	—	—	(354)

Total equity	526,468	4,846	17,585	(3,687)	545,212

Total liabilities and equity	$1,045,558	$6,620	$97,864	$(3,687)	$1,146,355

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(12)  Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$20,232	$—	$15,204	$—	$35,436

Operating expenses:
Oil and gas expenses	10,353	—	—	—	10,353
Exploration expense	368	—	—	—	368
Dry hole costs and impairments	(291)	29	—	—	(262)
Depreciation and depletion	14,410	—	4,801	—	19,211
Drilling and trucking operating expenses	—	—	12,041	—	12,041
General and administrative	7,834	12	2,499	—	10,345
Executive severance expense, net	(674)	—	—	—	(674)

Total operating expenses	32,000	41	19,341	—	51,382

Operating loss	(11,768)	(41)	(4,137)	—	(15,946)

Other income and (expense)	(449)	6	(2,287)	—	(2,730)
Income tax expense	(86)	—	—	—	(86)
Discontinued operations	61,715	(304)	(31,916)	—	29,495

Net income (loss)	49,412	(339)	(38,340)	—	10,733

Less income (loss) attributable to non-controlling interest	3,209	—	—	—	3,209

Net income (loss) attributable to Delta common stockholders	$52,621	$(339)	$(38,340)	$—	$13,942

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$18,909	$—	$2,589	$(51)	$21,447

Operating expenses:
Oil and gas expenses	9,554	—	—	—	9,554
Exploration expense	891	—	—	—	891
Dry hole costs and impairments	53,407	—	—	—	53,407
Depreciation and depletion	20,014	51	5,545	—	25,610
Drilling and trucking operations	—	—	2,891	(73)	2,818
General and administrative	8,945	32	976	—	9,953

Total operating expenses	92,811	83	9,412	(73)	102,233

Operating income (loss)	(73,902)	(83)	(6,823)	22	(80,786)

Other income and (expenses)	(14,004)	5	(1,494)	—	(15,493)
Income tax benefit (expense)	(265)	—	—	—	(265)
Discontinued operations	(1,905)	64	(2,588)	—	(4,429)

Net loss	(90,076)	(14)	(10,905)	22	(100,973)

Less loss attributable to non-controlling interest	4,146	—	—	—	4,146

Net income (loss) attributable to Delta common stockholders	$(85,930)	$(14)	$(10,905)	$22	$(96,827)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$74,118	$77	$36,995	$(795)	$110,395

Operating expenses:
Oil and gas expenses	35,858	—	—	—	35,858
Exploration expense	952	—	—	—	952
Dry hole costs and impairments	25,439	4,834	586	—	30,859
Depreciation and depletion	45,538	2	15,663	(64)	61,139
Drilling and trucking operating expenses	—	—	28,666	(613)	28,053
General and administrative	28,635	41	4,696	—	33,372
Executive severance expense, net	(674)	—	—	—	(674)

Total operating expenses	135,748	4,877	49,611	(677)	189,559

Operating loss	(61,630)	(4,800)	(12,616)	(118)	(79,164)

Other income and (expense)	465	—	(6,265)	—	(5,800)
Income tax expense	(564)	—	—	—	(564)
Discontinued operations	20,845	(200)	(92,857)	—	(72,212)

Net loss	(40,884)	(5,000)	(111,738)	(118)	(157,740)

Less loss attributable to non-controlling interest	9,134	—	—	—	9,134

Net loss attributable to Delta common stockholders	$(31,750)	$(5,000)	$(111,738)	$(118)	$(148,606)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2009

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated
Total revenue	$87,840	$—	$12,409	$(2,984)	$97,265

Operating expenses:
Oil and gas expenses	31,143	—	—	—	31,143
Exploration expense	2,422	—	—	—	2,422
Dry hole costs and impairments	153,067	1,896	6,508	—	161,471
Depreciation and depletion	62,830	162	18,091	(579)	80,504
Drilling and trucking operations	—	—	12,238	(1,822)	10,416
General and administrative	28,191	67	3,287	—	31,545
Executive severance expense, net	3,739	—	—	—	3,739

Total operating expenses	281,392	2,125	40,124	(2,401)	321,240

Operating income (loss)	(193,552)	(2,125)	(27,715)	(583)	(223,975)

Other income and (expenses)	(64,831)	25	(5,459)	—	(70,265)
Income tax benefit (expense)	(741)	—	794	—	53
Discontinued operations	(8,476)	178	(8,404)	—	(16,702)

Net loss	(267,600)	(1,922)	(40,784)	(583)	(310,889)

Less loss attributable to non-controlling interest	16,191	—	—	—	16,191

Net loss attributable to Delta common stockholders	$(251,409)	$(1,922)	$(40,784)	$(583)	$(294,698)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(12) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$(40,857)	$(665)	$15,564	$(25,958)
Investing activities	97,888	622	(3,670)	94,840
Financing activities	(104,450)	—	(12,153)	(116,603)

Net increase (decrease) in cash and cash equivalents	(47,419)	(43)	(259)	(47,721)

Cash at beginning of the period	58,533	74	3,311	61,918

Cash at the end of the period	$11,114	$31	$3,052	$14,197

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2009

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated
Cash provided by (used in):
Operating activities	$15,662	$154	$4,343	$20,159
Investing activities	(140,056)	(227)	3,083	(137,200)
Financing activities	72,749	—	(10,500)	62,249

Net decrease in cash and cash equivalents	(51,645)	(73)	(3,074)	(54,792)

Cash at beginning of the period	60,993	151	4,331	65,475

Cash at the end of the period	$9,348	$78	$1,257	$10,683

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(13) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. Following is a summary of segment results for the three and nine months ended September 30, 2010 and 2009:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2010
Revenues from external customers	$20,232	$15,204	$—	$35,436
Inter-segment revenues	—	—	—	—

Total revenues	$20,232	$15,204	$—	$35,436

Operating loss	$(11,836)	$(4,110)	$—	$(15,946)

Other income (expense)	(442)	(2,288)	—	(2,730)

Loss from continuing operations, before tax	$(12,278)	$(6,398)	$—	$(18,676)

Three Months Ended September 30, 2009
Revenues from external customers	$18,909	$2,538	$—	$21,447
Inter-segment revenues	—	51	(51)	—

Total revenues	$18,909	$2,589	$(51)	$21,447

Operating loss	$(74,043)	$(6,765)	$22	$(80,786)

Other income (expense)	(13,995)	(1,498)	—	(15,493)

Loss from continuing operations, before tax	$(88,038)	$(8,263)	$22	$(96,279)

Nine Months Ended September 30, 2010
Revenues from external customers	$74,195	$36,200	$—	$110,395
Inter-segment revenues	—	795	(795)	—

Total revenues	$74,195	$36,995	$(795)	$110,395

Operating loss	$(67,111)	$(11,935)	$(118)	$(79,164)

Other income (expense)	469	(6,269)	—	(5,800)

Loss from continuing operations, before tax	$(66,642)	$(18,204)	$(118)	$(84,964)

Nine Months Ended September 30, 2009
Revenues from external customers	$87,840	$9,425	$—	$97,265
Inter-segment revenues	—	2,984	(2,984)	—

Total revenues	$87,840	$12,409	$(2,984)	$97,265

Operating loss	$(195,794)	$(27,598)	$(583)	$(223,975)

Other income (expense)	(64,806)	(5,459)	—	(70,265)

Loss from continuing operations, before tax	$(260,600)	$(33,057)	$(583)	$(294,240)

September 30, 2010:
Total Assets	$1,137,370	$77,650	$(68,665)	$1,146,355

December 31, 2009:
Total Assets	$1,440,529	$104,287	$(87,331)	$1,457,485

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

(14) Subsequent Events
On October 28, 2010, the Company paid the second of three installments payable related to its February 2008 acquisition of leasehold interests in the Piceance Basin from EnCana Oil & Gas (USA) Inc. The $100.0 million payment was funded with restricted cash on hand. The remaining $100 million installment is payable on November 1, 2011. This remaining installment is collateralized by a letter of credit that is backed by restricted deposits held by the letter of credit issuer.
On October 29, 2010, $17.75 million of Wapiti Transaction proceeds originally escrowed at closing pending the receipt of third party consents and exercise of rights of first refusals were released from escrow. Of the total amount escrowed, $15.9 million was released on Delta’s behalf and paid directly to JPMorgan to reduce amounts outstanding under the credit facility. The remaining $1.9 million was released to Wapiti because a right of first refusal held by a third party was exercised. The sale of the right of first refusal properties to the third party was consummated on October 26, 2010, at which time Delta received sales proceeds of $1.9 million, before normal and customary purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategic plans; our expectations with respect to replacing our existing credit facility with a new credit facility; operating strategies; anticipated borrowing capacity; our expectation that we will have adequate cash from operations, credit facility borrowings and other capital sources to satisfy our obligations under our Second Amended and Restated Credit Agreement, as amended, and to meet future debt service, capital expenditure and working capital requirements; anticipated utilization of joint venture and partnership structures; acquisition and divestiture strategies; completion and drilling program expectations, processes and emphasis; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); availability of capital to develop our reserves; estimates of future production of oil and natural gas; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); nonpayment of dividends; expectations regarding competition and our competitive advantages; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; and effectiveness of our internal control over financial reporting.
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

•	declines in the values of our natural gas and oil properties resulting in write-downs;

•	the availability of borrowings under our credit facility and the ability to obtain a new or replacement credit facility;

•	the impact of current economic and financial conditions on our ability to raise capital;

•	the over-supply of natural gas in the U.S. as a result of aggressive development activity;

•	a contraction in the demand for natural gas in the U.S. as a result of depressed general economic conditions;

•	the ability and willingness of our joint venture partners to fund their obligations to pay a portion of our future drilling and completion costs;

•	expiration of oil and natural gas leases that are not held by production;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, develop, produce and market production from new properties;

•	effectiveness of management strategies and decisions;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	our ability to fully utilize income tax net operating loss and credit carry-forwards; and

•	the ability and willingness of counterparties to our commodity derivative contracts, if any, to perform their obligations.
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

Recent Developments
•
On July 23, 2010, we entered into a definitive Purchase and Sale Agreement with Wapiti Oil & Gas, L.L.C. (“Wapiti”) to sell various non-core assets (the “Wapiti Transaction”) for cash proceeds of $130.0 million. The Wapiti Transaction closed on July 30, 2010 and all amounts escrowed at the original closing pending third party consents or rights of first refusal were received by October 28, 2010.

•
Also on July 23, 2010, we entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”) whereby the requisite banks consented to the Wapiti Transaction, subject to specified terms and conditions, including, among others, that the net proceeds from the Wapiti Transaction be used to pay down the balance outstanding under the credit facility and that the borrowing base be reduced to $35.0 million upon consummation of the Wapiti Transaction. Additional amendments to the credit facility are described in Note 7, “Long Term Debt” to the accompanying consolidated financial statements. The proceeds from the Wapiti Transaction allowed us to substantially reduce our outstanding debt and when combined with the post-Wapiti Transaction borrowing base, provide the liquidity necessary to fund our third and fourth quarter 2010 development plan. There are no scheduled or special borrowing base redeterminations before the maturity of the facility in January 2011 and thus we anticipate having adequate liquidity to fund operations. As noted below, we are in the process of refinancing the existing credit facility.

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

2010 Overview
Beginning in November 2009, we were engaged with Morgan Stanley and Evercore Partners to analyze various alternatives to enhance stockholder value, including a sale of some or all of our assets, entering into partnerships or joint ventures, or the sale of the entire company.
As a result of the strategic process described above, on July 30, 2010, we completed the $130.0 million sale of certain non-core properties to Wapiti. In conjunction with the completion of this transaction, we repaid $108.5 million of amounts borrowed under our credit facility, our credit facility borrowing base was reduced to $35.0 million and capital expenditure limitations under the credit facility for the third and fourth quarters of 2010 were set at $18.0 million and $10.0 million, respectively.
The Wapiti Transaction was a part of a competitive process initiated in conjunction with the strategic alternatives process. This process has been concluded and our focus has returned to creating value with our core assets through operations. The Board of Directors may reevaluate the renewal of the strategic alternatives process at a later time.
Based on current commodity prices, the Wapiti Transaction, and our amended credit facility terms, we intend to focus capital expenditures for the remainder of 2010 on completing nine previously drilled wells and drilling a deeper well to evaluate potential below the Williams Fork formation in the Vega Area. The capital expenditure limitations provided for in conjunction with our borrowing base redetermination are expected to be adequate to allow for the funding of these development plans. Based on this level of development and considering production sold in the Wapiti Transaction, we expect oil and gas equivalent production for the remainder of 2010 to range between 3.25 Bcfe and 3.55 Bcfe. These plans may be adjusted from time to time depending on commodity prices, status of our credit facility refinancing efforts or other factors.

Liquidity and Capital Resources
On July 30, 2010, we completed the $130.0 million sale of certain non-core properties to Wapiti, and paid down $108.5 million of the amount outstanding under our Credit Agreement as discussed below.
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
We were in compliance with the financial ratio, capital expenditures, maximum cash and accounts payables covenants under the Credit Agreement at September 30, 2010, and have been, and are in compliance with the additional covenants outlined above through the date hereof.
On April 1, 2010 DHS amended its existing credit facility with Lehman Commercial Paper, Inc. and renegotiated certain terms of the agreement, as described in “Recent Developments” above.
Our accompanying financial statements have been prepared assuming we will continue as a going concern. We experienced a net loss attributable to Delta common stockholders of $148.6 million for the nine months ended September 30, 2010, and as of September 30, 2010 had a working capital deficiency of $85.8 million, including $21.5 million outstanding under Delta’s credit facility which matures on January 15, 2011 and $71.6 million outstanding under DHS’s credit agreement which matures on August 31, 2011. In addition, the holders of our $115.0 million principal amount of 3 3/4% Senior Convertible Notes due 2037 have the right to require us to purchase all or a portion of such notes on May 1, 2012 (or thereafter on each May 1 in 2017, 2022, 2027 and 2032). The ongoing losses, near term credit maturities, and working capital deficiency raise substantial doubt about our ability to continue as a going concern.
Taking into consideration the assets sold and proceeds received to date as a result of the strategic evaluation process, we will need to raise additional cash or refinance our existing credit facility with new or existing lenders in order to pay our outstanding borrowings under the Credit Agreement which are due January 15, 2011. As such, we expect to replace the existing facility prior to its maturity, although it is expected that the interest terms and covenant requirements will be more expensive and restrictive, respectively, than the current facility’s rates and terms. The initial term of any new credit facility is expected to provide for maturity prior to May 1, 2012, when the holders of our $115.0 million principal amount of 3 3/4% Senior Convertible Notes have the right to require us to purchase all or a portion of the notes. As a result, it is anticipated that prior to May 1, 2012, we will need to obtain additional capital in order to repay any amounts outstanding under any new credit facility and to purchase any 3 3/4% Senior Convertible Notes required by the holders of such notes to be purchased by us.
We experienced a net loss attributable to Delta common stockholders of $148.6 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we had an operating loss of $79.2 million, net cash used in operating activities of $26.0 million and net cash used in financing activities of $116.6 million.

During the nine months ended September 30, 2010, we had cash provided by investing activities of $94.8 million, net of $25.0 million invested in oil and gas development activities. At September 30, 2010, we had $14.2 million in cash and remaining availability under the Credit Agreement of approximately $13.5 million, total assets of $1.1 billion and a debt to capitalization ratio of 39.1%. Debt, excluding installments payable on property acquisition which are secured by restricted cash deposits, at September 30, 2010 totaled $350.2 million, comprised of $93.1 million of bank debt ($21.5 million of our indebtedness under our Credit Agreement and $71.6 million of DHS credit facility indebtedness, all of which is classified as current in the accompanying consolidated financial statements), $149.7 million of senior notes and $107.4 million of senior convertible notes. In accordance with applicable accounting rules, the senior convertible notes are recorded at a discount to their stated amount due of $115.0 million.
As of October 29, 2010, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook was “negative.” As of October 29, 2010, our corporate credit and senior unsecured debt ratings were CCC and CCC, respectively, as issued by Standard and Poor’s (“S&P”). S&P’s outlook on its rating was “negative.”
Other than in connection with the refinancing and repayment of our debt as discussed above, our future cash requirements are largely dependent upon the number and timing of projects included in our capital development plan, most of which are discretionary. We have historically addressed our long-term liquidity requirements through the issuance of debt and equity securities when market conditions permit, through cash provided by operating activities, sales of oil and gas properties, and through borrowings under our credit facility.
The prices we receive for future oil and natural gas production and the level of production have a significant impact on our operating cash flows. We are unable to predict with any degree of certainty the prices we will receive for our future oil and gas production and the success of our exploration and development activities in generating additional production.
There can be no assurance that the actions undertaken by us will be sufficient to repay the obligations under our credit facility, or, if not, or if additional defaults occur under that facility, that the lenders will be willing to waive further defaults or amend the facility. Although our current level of borrowing capacity under the Credit Agreement is expected to remain the same through maturity because the Fourth Amendment provided that no scheduled or special redetermination will occur prior to the maturity of the facility, there can be no assurance that our current level of borrowing capacity will be maintained under a new credit agreement, or in the event that we are unable to consummate a new facility, that we will be successful in negotiating an extension to the Credit Agreement, or a replacement thereto, upon its scheduled maturity in January 2011. There can similarly be no assurance that DHS will be successful in negotiating an extension to the DHS credit facility, or a replacement thereto, upon its scheduled maturity in August 2011. In addition, there can be no assurance that results of operations and other sources of liquidity, including asset sales, will be sufficient to meet contractual, operating and capital obligations. Our financial statements do not include any adjustments that might result from the outcome of uncertainty regarding our ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet our obligations or to continue as a going concern.
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

Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the three months ended September 30, 2010 and 2009. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Net Income (Loss) Attributable to Delta Common Stockholders. Net income attributable to Delta common stockholders was $13.9 million, or $0.05 per diluted common share, for the three months ended September 30, 2010, compared to a net loss attributable to Delta common stockholders of $96.8 million, or $0.35 per diluted common share, for the three months ended September 30, 2009. There were a number of items affecting comparability between periods including contract drilling and trucking fees and expenses, impairments, depletion expense, and unrealized gains and losses on derivative instruments. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the three months ended September 30, 2010, oil and gas sales increased 6% to $20.2 million, as compared to $19.1 million for the comparable period a year earlier. The increase was principally the result of a 79% increase in natural gas prices and a 12% increase in oil prices, partially offset by a 23% decrease in production. The average natural gas price received during the three months ended September 30, 2010 increased to $4.52 per Mcf compared to $2.52 per Mcf for the year earlier period. The average oil price received during the three months ended September 30, 2010 increased to $69.13 per Bbl compared to $61.89 per Bbl for the year earlier period. The production decrease was primarily related to lower volumes as a result of the sale to Wapiti.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended September 30, 2010 increased to $15.2 million compared to $2.5 million in the prior year. The increase is the result of improved third party rig utilization in the three months ended September 30, 2010 resulting from an increased industry demand attributable to improved commodity prices.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended
	September 30,
	2010	2009
Production — Continuing Operations:
Oil (Mbbl)	116	171
Gas (Mmcf)	2,694	3,370
Total Production (Mmcfe) — Continuing Operations	3,392	4,396

Average Price — Continuing Operations:
Oil (per barrel)	$69.13	$61.89
Gas (per Mcf)	$4.52	$2.52

Costs (per Mcfe) — Continuing Operations:
Lease operating expense	$1.76	$1.55
Transportation expense	$1.00	$0.46
Production taxes	$0.29	$0.16
Depletion expense	$4.02	$4.40

Realized derivative gains (losses) (per Mcfe)	$(0.12)	$0.08

Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2010 decreased to $6.0 million from $6.8 million in the year earlier period primarily due to lower water handling costs in the Vega area as a result of the resumption of development activities and due to the Wapiti sale. Lease operating expense per Mcfe for the three months ended September 30, 2010 increased to $1.76 per Mcfe from $1.55 per Mcfe. The quarter-over-quarter increase on a per unit basis was primarily due to the effect of fixed costs spread over a 23% decline in production volumes.
Transportation Expense. Transportation expense for the three months ended September 30, 2010 increased to $3.4 million from $2.0 million in the prior year. Transportation expense per Mcfe for the three months ended September 30, 2010 increased 117% to $1.00 per Mcfe from $0.46 per Mcfe. The increase on a per unit basis is primarily the result of changes to our Vega gas marketing contract that went into effect in October 2009 whereby our gas is processed through a higher efficiency plant. The Vega gas marketing contract has resulted in higher revenues in the Vega area from improved natural gas liquids recoveries and a greater percentage of liquids proceeds retained.
Production Taxes. Production taxes for the three months ended September 30, 2010 were $996,000, as compared to prior year costs of $717,000. Production taxes as a percentage of oil and gas sales were 4.9% and 3.8% for the three months ended September 30, 2010 and 2009, respectively.
Exploration Expense. Exploration expense consists primarily of geological and geophysical costs and delay lease rentals. Our exploration costs for the three months ended September 30, 2010 were $368,000 compared to $891,000 for the comparable year earlier period. Exploration activities in both periods primarily relate to delay rental payments.
Dry Hole Costs and Impairments. We incurred dry hole costs and impairments of $(262,000) for the three months ended September 30, 2010 as a result of minor cost true-ups compared to $53.4 million for the comparable period a year ago. During the three months ended September 30, 2009, dry hole and impairment costs primarily related to $31.0 million of dry hole costs associated with the Gray 31-23 in the Columbia River Basin, $20.4 million of impairments for unproved leaseholds in Columbia River Basin and $1.9 million of impairments for proved leaseholds in Angleton.
Depreciation, Depletion, Amortization and Accretion — Oil and Gas. Depreciation, depletion and amortization expense decreased 28% to $14.4 million for the three months ended September 30, 2010, as compared to $20.1 million for the comparable year earlier period. Depletion expense for the three months ended September 30, 2010 decreased to $13.6 million from $19.3 million for the three months ended September 30, 2009 due to lower production volumes and a decrease in the per unit depletion rate. Our depletion rate decreased from $4.40 per Mcfe for the three months ended September 30, 2009 to $4.02 per Mcfe for the current year period primarily due to the effect of impairments recorded during late 2009 on high depletion rate properties.
Drilling and Trucking Operating Expenses. Drilling expense increased to $12.0 million for the three months ended September 30, 2010 compared to $2.8 million for the comparable prior year period. This increase is due to additional third party rig utilization during the current year period.
Depreciation and Amortization — Drilling and Trucking. Depreciation and amortization expense — drilling and trucking decreased to $4.8 million for the three months ended September 30, 2010, as compared to $5.5 million for the comparable year earlier period. The decrease is due to the effect on the depreciation rate of rig impairments recorded during 2009. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.
General and Administrative Expense. General and administrative expense increased 3% to $10.3 million for the three months ended September 30, 2010, as compared to $10.0 million for the comparable prior year period. The increase in general and administrative expenses is attributed to costs associated with the strategic alternatives evaluation process and $1.4 million of allowance for doubtful accounts recorded by DHS, partially offset by decreased non-cash stock compensation expense related to restricted stock granted in December 2009 and by reduced staffing as a result of reductions in force during the third quarter of 2010 resulting in lower cash compensation expense.

Executive Severance Expense, Net. On July 6, 2010, John Wallace, the then President, Chief Operating Officer and a Director of the Company, resigned from all of his positions as director, officer and employee of the Company and any of its subsidiaries. In conjunction with such resignation, the Company entered into a severance agreement with Mr. Wallace pursuant to which he agreed to (a) relinquish certain rights under his employment agreement, his change-in-control agreement, certain stock agreements, bonuses relating to past and pending transactions benefiting Delta, and certain other interests he might claim arising from his efforts in his previous capacities with the Company and its subsidiaries, and (b) make himself reasonably available to answer questions to facilitate an orderly transition. Under the terms of his severance arrangement, the Company paid Mr. Wallace a lump sum of $1,600,000, paid him his salary for the full month in which his resignation occurred and for his accrued vacation days, reimbursed him for his reasonable business expenses incurred through the effective date of the agreement, and agreed to provide to him insurance benefits similar to his pre-resignation benefits for the period in which Mr. Wallace is entitled to receive COBRA coverage under applicable law. The severance agreement also contained mutual releases and non-disparagement provisions, as well as other customary terms. In addition, $2.3 million of equity compensation costs previously recorded in the consolidated financial statements related to performance shares forfeited prior to their derived service period being completed as a result of the severance agreement were reversed and reflected as a reduction of executive severance expense.
Interest Expense and Financing Costs, Net. Interest expense and financing costs, net decreased 4% to $9.3 million for the three months ended September 30, 2010, as compared to $9.7 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding Delta and DHS credit facility balances coupled with lower interest rates during the third quarter of 2010 as compared to the third quarter of 2009.
Realized Gain (Loss) on Derivative Instruments, Net. During the three months ended September 30, 2010, we recognized a $418,000 loss associated with settlements on derivative contracts. During the three months ended September 30, 2009, we recognized a $370,000 gain associated with settlements on derivative contracts.
Unrealized Gain (Loss) on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $7.1 million of unrealized gains on derivative instruments in other income and expense during the three months ended September 30, 2010 compared to $5.9 million of unrealized losses for the comparable prior year period.
Income (Loss) From Unconsolidated Affiliates. Income (loss) from unconsolidated affiliates during the three months ended September 30, 2010 and 2009 is comprised of our pro-rata share of net income (loss) of our unconsolidated affiliates.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense for the three months ended September 30, 2010 and 2009 of $86,000 and $265,000, respectively, relates only to DHS, as no benefit was provided for our net operating losses.

Discontinued Operations. The results of operations and impairment loss relating non-core property interests sold in the Garden Gulch field, Baffin Bay field, and Bull Canyon field as well as our interest in our wholly-owned subsidiary Piper Petroleum have been reflected as discontinued operations as a result of the sale to Wapiti. In a separate transaction, during the three months ended September 30, 2010, we sold our interest in the Howard Ranch field which is also included in discontinued operations.
The following table shows the total revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended
	September 30,
	2010	2009
Production — Discontinued Operations:
Oil (Mbbl)	2	9
Gas (Mmcf)	251	688
Total Production (Mmcfe) — Discontinued Operations	262	741

Revenues	$1,344	$2,475

Operating expenses:

Lease operating expense	429	757
Transportation expense	181	60
Production taxes	116	438
Depreciation, depletion, amortization and accretion	33	5,649
Impairment provision	—	—

Total operating expenses	759	6,904

Income (Loss) from discontinued operations	585	(4,429)
Income tax expense	—	—

Income (loss) from results of operations of discontinued properties, net of tax	585	(4,429)

Gain on sale of discontinued operations	28,910	—

Total income (loss) from discontinued operations	$29,495	$(4,429)

On July 30, 2010, the Company closed on the sale of non-core properties to Wapiti for cash proceeds of $130.0 million. We recognized a gain on sale for the closing of the Wapiti Transaction in the three months ended September 30, 2010 of $29.6 million. The gain is subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement. During the third quarter of 2010, we also sold our Howard Ranch properties for $550,000. We recognized a loss on the sale of $687,000.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the three months ended September 30, 2010 and 2009, DHS reported significant losses from low rig utilization rates which resulted in a non-controlling interest credit to earnings.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $148.6 million, or $0.54 per diluted common share, for the nine months ended September 30, 2010, compared to a net loss attributable to Delta common stockholders of $294.7 million, or $1.55 per diluted common share, for the nine months ended September 30, 2009. There were a number of items affecting comparability between periods including oil and gas sales, contract drilling and trucking fees and expenses, gain on offshore litigation award, impairments, depletion expense, interest and financial costs, and realized and unrealized gains and losses on derivative instruments. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the nine months ended September 30, 2010, oil and gas sales increased 32% to $74.7 million, as compared to $56.8 million for the comparable period a year earlier. The increase was principally the result of a 95% increase in natural gas prices and a 46% increase in oil prices, partially offset by a 22% decrease in production. The average natural gas price received during the nine months ended September 30, 2010 increased to $5.12 per Mcf compared to $2.62 per Mcf for the year earlier period. The average oil price received during the nine months ended September 30, 2010 increased to $70.16 per Bbl compared to $47.93 per Bbl for the year earlier period.
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the nine months ended September 30, 2010 increased to $36.2 million compared to $9.4 million for the comparable year earlier period. The increase is the result of improved third party rig utilization in the nine months ended September 30, 2010 compared to the comparable year earlier period, resulting from an increased industry demand attributable to improved commodity prices.
Gain (Loss) on Offshore Litigation Award and Property Sales, Net. During the nine months ended September 30, 2009, we recorded a $31.1 million gain for an offshore litigation award. During the nine months ended September 30, 2010, we recorded a $539,000 loss primarily associated with the divestiture of non-core properties. See Note 4, “Oil and Gas Properties,” to the accompanying financial statements for information regarding our 2010 divestitures.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended
	September 30,
	2010	2009
Production — Continuing Operations:
Oil (Mbbl)	413	573
Gas (Mmcf)	8,931	11,186
Total Production (Mmcfe) — Continuing Operations	11,409	14,624

Average Price — Continuing Operations:
Oil (per barrel)	$70.16	$47.93
Gas (per Mcf)	$5.12	$2.62

Costs (per Mcfe) — Continuing Operations:
Lease operating expense	$1.83	$1.45
Transportation expense	$0.98	$0.45
Production taxes	$0.33	$0.22
Depletion expense	$3.80	$4.16

Realized derivative gains (losses) (per Mcfe)	$(0.45)	$0.03

Lease Operating Expense. Lease operating expenses for the nine months ended September 30, 2010 of $20.9 million was comparable to $21.3 million in the year earlier period due in part to the Wapiti sale. Lease operating expense per Mcfe for the nine months ended September 30, 2010 increased to $1.83 per Mcfe from $1.45 per Mcfe for the comparable year earlier period. The increase on a per unit basis was primarily due to the effect of fixed costs spread over a 22% decline in production volumes.
Transportation Expense. Transportation expense for the nine months ended September 30, 2010 increased to $11.2 million from $6.7 million in the prior year. Transportation expense per Mcfe for the nine months ended September 30, 2010 increased to $0.98 per Mcfe from $0.45 per Mcfe. The increase on a per unit basis is primarily the result of changes to our Vega gas marketing contract that went into effect in October 2009 whereby our gas is processed through a higher efficiency plant. The Vega gas marketing contract has resulted in higher revenues in the Vega area from improved natural gas liquids recoveries and a greater percentage of liquids proceeds retained.
Production Taxes. Production taxes for the nine months ended September 30, 2010 were $3.8 million, comparable to prior year costs of $3.2 million. Production taxes as a percentage of oil and gas sales were 5.0% and 5.6% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the 2010 percentage was primarily due to a decrease in the effective Colorado severance tax rate.
Exploration Expense. Exploration expense primarily consists of geological and geophysical costs and delay lease rentals. Our exploration costs for the nine months ended September 30, 2010 were $952,000, compared to $2.4 million for the comparable year earlier period. Current period exploration activities primarily relate to delay rental payments, while the 2009 period was related to delay rental payments and seismic acquisition costs.
Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of $30.9 million for the nine months ended September 30, 2010 compared to $161.5 million for the comparable period a year ago. During the nine months ended September 30, 2010, dry hole and impairment costs primarily related to proved property impairments of $991,000 for the Opossum Hollow and Golden Prairie fields, unproved property impairments of $25.5 million for the Columbia River Basin, Hingeline, Howard Ranch, Bull Canyon, Garden Gulch, Delores River and Haynesville shale prospects and a $4.8 million impairment of our Paradox pipeline.
We incurred dry hole costs and impairments of approximately $161.5 million for the nine months ended September 30, 2009 primarily related to $103.6 million of impairments for unproved leaseholds in Garden Gulch, Columbia River Basin, Haynesville, Lighthouse, Newton, Caballos Creek, and Opossum Hollow, $6.5 million of DHS equipment and rigs impairments, $10.5 million of Vega surface acreage impairments, $4.3 million of inventory impairments, $3.1 million of impairments for proved leaseholds, a $1.9 million impairment of our Paradox pipeline and $31.0 million of dry hole costs associated with the Gray 31-23 in the Columbia River Basin.
Depreciation, Depletion, Amortization and Accretion — Oil and Gas. Depreciation, depletion and amortization expense decreased 28% to $45.5 million for the nine months ended September 30, 2010, as compared to $63.0 million for the comparable year earlier period. Depletion expense for the nine months ended September 30, 2010 was $43.3 million compared to $60.8 million for the nine months ended September 30, 2009. Our depletion rate decreased from $4.16 per Mcfe for the nine months ended September 30, 2009 to $3.80 per Mcfe for the current year period primarily due to the effect of impairments recorded during late 2009 on high depletion rate properties and Vega area proved undeveloped reserves added as a result of higher Piceance gas prices.
Drilling and Trucking Operating Expenses. Drilling expense increased to $28.1 million for the nine months ended September 30, 2010 compared to $10.4 million for the comparable prior year period. This increase is due to additional third party rig utilization during the current year period.
Depreciation and Amortization — Drilling and Trucking. Depreciation and amortization expense — drilling decreased to $15.6 million for the nine months ended September 30, 2010, as compared to $17.5 million for the comparable year earlier period. The decrease is due to the effect on the depreciation rate of rig impairments recorded during 2009. Depreciation expense is recorded on a straight line basis and is not impacted by changes in the utilization rate.

General and Administrative Expense. General and administrative expense increased 6% to $33.4 million for the nine months ended September 30, 2010, as compared to $31.5 million for the comparable prior year period. The increase in general and administrative expenses is attributed to costs associated with the strategic alternatives evaluation process, $1.4 million of allowance for doubtful accounts recorded by DHS and by increased non-cash stock compensation expense, partially offset by reduced staffing as a result of reductions in force during both the first half of 2009 and the third quarter of 2010 resulting in lower cash compensation expense.
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
On July 6, 2010, John Wallace, the then President, Chief Operating Officer and a Director of the Company, resigned from all of his positions as director, officer and employee of the Company and any of its subsidiaries. In conjunction with such resignation, the Company entered into a severance agreement with Mr. Wallace pursuant to which he agreed to (a) relinquish certain rights under his employment agreement, his change-in-control agreement, certain stock agreements, bonuses relating to past and pending transactions benefiting Delta, and certain other interests he might claim arising from his efforts in his previous capacities with the Company and its subsidiaries, and (b) make himself reasonably available to answer questions to facilitate an orderly transition. Under the terms of his severance arrangement, the Company paid Mr. Wallace a lump sum of $1,600,000, paid him his salary for the full month in which his resignation occurred and for his accrued vacation days, reimbursed him for his reasonable business expenses incurred through the effective date of the agreement, and agreed to provide to him insurance benefits similar to his pre-resignation benefits for the period in which Mr. Wallace is entitled to receive COBRA coverage under applicable law. The severance agreement also contained mutual releases and non-disparagement provisions, as well as other customary terms. In addition, $2.3 million of equity compensation costs previously recorded in the consolidated financial statements related to performance shares forfeited prior to their derived service period being completed as a result of the severance agreement were reversed and reflected as a reduction of executive severance expense.
Interest Expense and Financing Costs, Net. Interest and financing costs, net decreased 30% to $29.4 million for the nine months ended September 30, 2010, as compared to $41.9 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding Delta and DHS credit facility balances coupled with lower interest rates during 2010 as compared to 2009. The decrease is also related to a greater write-off of unamortized deferred financing costs and waiver fees related to the amendments to our credit facilities in 2009 compared to 2010. In addition, the nine months ended September 30, 2009, included $1.0 million of interest expense related to the repurchase from Tracinda of offshore litigation contingent payment rights and $643,000 for the write off of previously unamortized deferred financing costs related to the DHS credit agreement.
Realized Gain (Loss) on Derivative Instruments, Net. During the nine months ended September 30, 2010, we recognized a $5.1 million loss associated with settlements on derivative contracts. During the nine months ended September 30, 2009, we recognized a $370,000 gain associated with settlements on derivative contracts.
Unrealized Loss on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $28.1 million of unrealized gains on derivative instruments in other income and expense during the nine months ended September 30, 2010 compared to a loss of $27.0 million for the comparable prior year period.

Income (Loss) From Unconsolidated Affiliates. Loss from unconsolidated affiliates during the nine months ended September 30, 2009 is primarily the result of $3.0 million of impairments recorded related to two of our investments. Income from unconsolidated affiliates during the nine months ended September 30, 2010 is comprised of our pro-rata share of net income of our unconsolidated affiliates.
Income Tax Benefit (Expense). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets, to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 of $564,000 and $(53,000), respectively, relates only to DHS, as no benefit was provided for our net operating losses.
Discontinued Operations. The results of operations and impairment loss relating non-core property interests sold in the Garden Gulch field, Baffin Bay field, and Bull Canyon field as well as our interest in our wholly-owned subsidiary Piper Petroleum have been reflected as discontinued operations as a result of the sale to Wapiti. In a separate transaction, during the three months ended September 30, 2010, the Company sold its interest in the Howard Ranch field which is also included in discontinued operations.
The following table shows the total revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Production — Discontinued Operations:
Oil (Mbbl)	14	21
Gas (Mmcf)	1,903	2,404
Total Production (Mmcfe) — Discontinued Operations	1,987	2,531

Revenues	$9,623	$8,255

Operating expenses:

Lease operating expense	2,676	3,740
Transportation expense	1,459	1,196
Production taxes	611	544
Depreciation, depletion, amortization and accretion	13,837	19,477
Impairment provision	92,162	—

Total operating expenses	110,745	24,957

Loss from discontinued operations	(101,122)	(16,702)
Income tax expense	—	—

Loss from results of operations of discontinued properties, net of tax	(101,122)	(16,702)

Gain on sale of discontinued operations	28,910	—

Total loss from discontinued operations	$(72,212)	$(16,702)

On July 30, 2010, the Company closed on the sale of non-core properties to Wapiti for cash proceeds of $130.0 million. We recognized a gain on sale for the closing of Wapiti Transaction in the three months ended September 30, 2010 of $29.6 million. The gain is subject to revision for normal and customary purchase price adjustments as provided for under the purchase and sale agreement. During the third quarter of 2010, we also sold our Howard Ranch properties for $550,000. We recognized a loss on the sale of $687,000.
Non-Controlling Interest. Non-controlling interest represents the minority investors’ proportionate share of the income or loss of DHS in which they hold an interest. During the nine months ended September 30, 2010 and 2009, DHS reported significant losses from low rig utilization rates which resulted in a non-controlling interest credit to earnings.

Historical Cash Flow
Our cash flow from operating activities decreased from $20.2 million for the nine months ended September 30, 2009 to cash used in operating activities of $26.0 million for the nine months ended September 30, 2010. The significant decrease in cash flow is primarily the result of changes in working capital and proceeds from the offshore litigation awarded in 2009 partially offset by higher commodity prices. Our net cash provided by investing activities increased to $94.8 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $137.2 million for the comparable prior year period primarily due to our significant reduction in drilling and acquisition activity and proceeds from the Wapiti Transaction. Cash provided by financing activities decreased from $62.2 million for the nine months ended September 30, 2009 to cash used in financing activities of $116.6 million for the current year period. During the nine months ended September 30, 2010, we made net bank payments of $114.2 million. During the nine months ended September 30, 2009, $246.9 million of cash was received from the issuance of stock and we made net bank payments of $182.0 million.
Capital and Exploration Expenditures
Our capital and exploration expenditures for the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$388	$1,820
Proved	—	—
Oil and gas properties	27,199	51,236
Drilling and trucking equipment	2,048	4,139
Pipeline and gathering systems	6,895	9,491

Total (1)	$36,530	$66,686

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
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 (the “Notes”) for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The remaining discount will be amortized through May 1, 2012 when the holders of the Notes can first require us to purchase all or a portion of the Notes. The Notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year. Combined with the amortization of debt discount, the Notes have an effective interest rate of approximately 7.8% and 7.6% with total interest costs of $2.2 million for each of the three month periods ended September 30, 2010 and 2009, respectively, and interest costs of $6.6 million and $6.5 million for the nine month periods ended September 30, 2010 and 2009, respectively. The Notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the Notes have the right to require us to purchase all or a portion of the Notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The Notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 32.9598 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $30.34 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the Notes, subject to prior repurchase of the Notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a Note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the Notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such fundamental changes by a number of additional shares of common stock. Although the Notes do not contain any financial covenants, the Notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the Notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.
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
Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of the expenditures related to this obligation will not occur during the next five years.
We lease our corporate office in Denver, Colorado under an operating lease which will expire in 2014. Our average yearly payments approximate $1.3 million over the term of the lease. We have additional operating lease commitments which represent office equipment leases and lease obligations primarily relating to field vehicles and equipment.
We had a net derivative asset of $1.1 million at September 30, 2010. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the nine months ended September 30, 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provision was recognized.
For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property.
As a result of such assessment, we recorded impairment provisions attributable to unproved properties of $22.5 million for the nine months ended September 30, 2010. The $22.5 million impairment included $11.4 million related to our Columbia River Basin leasehold, $5.0 million related to our Hingeline leasehold, $3.8 million related to our Haynesville leasehold, $1.6 million related to our Delores River leasehold and $661,000 related to our Howard Ranch leasehold. In addition, we recorded an impairment of $4.8 million to reduce the Paradox pipeline carrying value to its estimated fair value during the nine months ended September 30, 2010. These impairments are included within dry hole costs and impairments in the accompanying statement of operations for the nine months ended September 30, 2010.

In addition to the impairment provisions discussed above, we utilized various fair value techniques related to our Garden Gulch, Baffin Bay, DJ Basin, Caballos Creek, Opossum Hollow, Midway Loop, and Newton fields, as well as our interest in our wholly owned subsidiary Piper Petroleum and unproved acreage positions in the DJ Basin and South Texas assets which were held for sale at June 30, 2010 and determined that impairment provisions of $93.2 million related to proved properties and $3.0 million related to unproved properties were required to be recognized during the three months ended June 30, 2010. Based upon the applicable accounting standards, $4.0 million of the impairment provision is included within dry hole costs and impairments in the accompanying statement of operations for the nine months ended September 30, 2010 and $92.2 million is included in loss from discontinued operations for the nine months ended September 30, 2010.
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
All derivative instruments are recorded on the balance sheet at fair value which must be estimated using complex valuation models. We recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. As of September 30, 2010, we had a total of seven oil and gas derivative contracts outstanding. The fair value of our oil derivative instruments was a liability of $7.0 million and the fair value of our gas derivative instruments was an asset of $8.1 million at September 30, 2010. We classify the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The discount rates used to determine the fair value of these derivative instruments include a measure of non-performance risk by both Delta and the counterparty, and accordingly, the liability reflected is less than the actual cash expected to be paid upon settlement based on forward prices as of September 30, 2010. The pre-credit risk adjusted fair value of our net derivative assets as of September 30, 2010 was $617,000. A credit risk adjustment of $483,000 to the fair value of the derivatives caused the reported amount of the net derivative assets on our consolidated balance sheet to be $1.1 million.
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
The following table summarizes our open derivative contracts at September 30, 2010:

						Net Fair Value
				Remaining		Asset (Liability) at
Commodity	Volume		Fixed Price	Term	Index Price	September 30, 2010
						(In thousands)
Crude oil	1,000	Bbls / Day[1]	$52.25	Oct ’10 - Dec ’10	NYMEX — WTI	$(2,600)
Crude oil	500	Bbls / Day	$57.70	Jan ’11 - Dec ’11	NYMEX — WTI	(4,404)
Natural gas	6,000	MMBtu / Day	$5.720	Oct ’10 - Dec ’10	NYMEX — HHUB	977
Natural gas	15,000	MMBtu / Day	$4.105	Oct ’10 - Dec ’10	CIG	705
Natural gas	5,367	MMBtu / Day	$3.973	Oct ’10 - Dec ’10	CIG	187
Natural gas	12,000	MMBtu / Day	$5.150	Jan ’11 - Dec ’11	CIG	5,006
Natural gas	3,253	MMBtu / Day	$5.040	Jan ’11 - Dec ’11	CIG	1,229

						$1,100

1
As a result of the closing of the Wapiti Transaction, for the period from October to December 2010, derivative contract volumes were anticipated to exceed physical production volumes in certain months. Accordingly, in October 2010, the Company partially terminated its November and December 2010 derivatives for a cost of $729,000 to reduce the hedged volume from 1,000 barrels per day to 625 barrels per day.

Assuming production and the percent of oil and gas sold remained unchanged for the nine months ended September 30, 2010, a hypothetical 10% decline in the average market price we realized during the nine months ended September 30, 2010 on unhedged production would reduce our oil and natural gas revenues by approximately $7.5 million.
Interest Rate Risk
We were subject to interest rate risk on $93.1 million of variable rate debt obligations at September 30, 2010. The annual effect of a 10% change in interest rates on the debt would be approximately $716,000.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows, except as follows:
We are currently engaged in arbitration with 212 Resources Corporation (“212”) with regard to a dispute involving a May 18, 2008 Oil and Gas Fluid Processing Agreement (the “Agreement”) between 212 and us. The Agreement requires 212 to design, construct, and operate “Mobile Pods” to treat and discharge to surface waters fluid produced by our oil and gas operations in compliance with applicable law and permits, and requires us to pay 212 approximately $500,000 per month commencing on the earlier of the date that such Mobile Pod is (a) first Available, or (b) first used to provide the contemplated services. The term “Available,” as used in the Agreement, means the first date that a Mobile Pod is mechanically capable of providing the contemplated services (or would have been mechanically capable of providing such services but for our failure to perform any of our obligations under the Agreement). On October 27, 2009, 212 filed a Demand for Arbitration and Statement of Claim and alleged that we delayed the performance of our duty to obtain permits and construct the site under the Agreement. 212 contends, in essence, that we delayed obtaining permits for the operation of the Mobile Pods and that we owe the monthly fee for the Mobile Pods for the period commencing on October 1, 2009. We have denied 212’s claims and contend, in essence, that 212 has still not demonstrated that the Mobile Pods are capable of treating and discharging to surface waters fluid produced by our oil and gas operations in compliance with applicable law and permits. We have also filed counterclaims. The matter is currently set for arbitration on November 29, 2010, but we have filed a motion seeking a delay of the hearing for a time sufficient to obtain and analyze a variety of test results to determine whether or not the operation of the Mobile Pods complies with applicable law and permits. While we believe that we have meritorious defenses to 212’s claims and have valid counterclaims, we are unable to predict the ultimate outcome of the arbitration.
The Company’s indirect, 49.8% owned affiliate DHS Drilling Company (“DHS”) and certain of its employees, among others, have been notified by the Office of the Inspector General, Office of Investigations, of the Export-Import Bank of the United States, and the U.S. Department of Justice, that they are the subject of an investigation in connection with a loan guarantee sought from the Export-Import Bank in the first quarter of 2010 of a loan from a Mexican bank to a DHS customer in Mexico. DHS has cooperated and will continue to cooperate with the investigation, which is currently in its initial stages. This investigation is subject to uncertainties, and, as such, DHS is unable to estimate the nature of any possible liability that may result.

Item 1A. Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, senior notes or convertible notes are described below and under “Risk Factors” in Item 1A of our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
Our existing credit facility matures on January 15, 2011 and we may be unable to refinance in a timely manner or on terms acceptable to us, if at all.
Our existing credit facility matures on January 15, 2011, at which time all amounts outstanding thereunder will be due and payable. Without a refinancing of the credit facility or another capital-raising transaction, management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to repay the credit facility in full at maturity. We are currently negotiating with a new lender to replace our existing credit facility, but there can be no assurance that we will be able to refinance the credit facility on terms and conditions acceptable to us, or at all, or on a timely basis. In addition, credit or financial market disruptions such as those that have recently been experienced in the United States and abroad may have a material adverse effect on our ability to refinance the credit facility on a timely basis and on terms acceptable to us, if at all. Without a replacement credit facility, it is likely that we will have limited borrowing capacity and insufficient capital to support our development and capital expenditure plans.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides a summary of our purchases of our own common stock during the three months ended September 30, 2010.

Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number of	Average Price	Purchased as Part of	(or Units) that May Yet
	Shares (or Units)	Paid Per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit) (2)	Plans or Programs (3)	the Plans or Programs (3)
July 1 – July 31, 2010	903,000	$0.82	—	—
August 1 – August 31, 2010	—	—	—	—
September 1 – September 30, 2010	—	—	—	—

Total	903,000	$0.82	—	—

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
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits are as follows:
10.1
Severance Agreement by and between Delta Petroleum Corporation and John R. Wallace, effective October 19, 2010. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2010.

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
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Date: November 9, 2010

EXHIBIT INDEX:
10.1
Severance Agreement by and between Delta Petroleum Corporation and John R. Wallace, effective October 19, 2010. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2010.

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