Form 10-K/A
period 2010-12-31
DELTA PETROLEUM CORP/CO
filed 2011-05-03
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-16203
DELTA PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1060803 (I.R.S. Employer Identification No.)

370 17th Street, Suite 4300, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
Registrant’s telephone number, including area code: (303) 293-9133
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Capital Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $159.7 million, based on the closing price of the Common Stock on the NASDAQ National Market of $0.86 per share. As of April 26, 2011, 286,027,476 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.
     Documents incorporated by reference: None

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A (“Amended Report”) is to amend Part III, Items 10 through 14 of our annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “2010 10-K”), to include information previously omitted from the 2010 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2010 fiscal year.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.
Except as stated herein, the Company has not modified or updated disclosures presented in the 2010 10-K in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our 2010 10-K or modify or update those disclosures, including the exhibits to the 2010 10-K, affected by subsequent events. As such, our 2010 10-K continues to speak as of March 16, 2011 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the 2010 10-K and our other reports filed with the SEC subsequent to the filing of our 2010 10-K, including any amendments to those filings.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The following is biographical information as to the business experience of each of our current directors and executive officers:

Name	Age	Positions	Period of Service
Carl E. Lakey	49	Chief Executive Officer and Director	July 2010 to Present

Kevin K. Nanke	46	Treasurer and Chief Financial Officer	December 1999 to Present

Stanley F. Freedman	62	Executive Vice President, General Counsel and Secretary	January 2006 to Present

Daniel J. Taylor	54	Chairman of the Board	February 2008 to Present

Hank Brown	71	Director	June 2007 to Present

Kevin R. Collins	54	Director	March 2005 to Present

Jerrie F. Eckelberger	66	Director	September 1996 to Present

Jean-Michel Fonck	69	Director	May 27, 2009 to Present

Aleron H. Larson, Jr.	65	Director	May 1987 to Present

Russell S. Lewis	56	Director	June 2002 to Present

Anthony Mandekic	69	Director	May 27, 2009 to Present

James J. Murren	49	Director	February 2008 to Present

Jordan R. Smith	75	Director	October 2004 to Present
          Carl E. Lakey became Chief Executive Officer of the Company effective as of July 6, 2010 and became a Director of the Company on August 4, 2010. Mr. Lakey most recently served as Senior Vice President of Operations for Delta and has been with the Company since 2007. Prior to joining Delta, Mr. Lakey served from 2001 to 2007 in various capacities with El Paso Production Company, most recently as the Manager of Operations and Engineering for its Western Onshore Division. Prior to that, he served in various capacities with Mobil and ExxonMobil from 1985 to 2001. Mr. Lakey also serves as the President, CEO and a Director of Amber Resources of Colorado (“Amber Resources”), our 91.68% owned subsidiary. He received a bachelor’s degree in Petroleum Engineering from Colorado School of Mines in 1985.

          Kevin K. Nanke joined Delta in April 1995 as our Controller and has served as the Treasurer and Chief Financial Officer of Delta and Amber Resources since 1999. Since April 1, 2005 he has also served as Chief Financial Officer, Treasurer and Director of DHS. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts degree in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA’s and the Council of Petroleum Accounting Society.
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
          Daniel J. Taylor has been an executive of Tracinda Corporation since February 2006 and has served as a Director of MGM Resorts International since March 2007. Mr. Taylor does not have a specific title at Tracinda but his primary responsibilities include assisting with the management of Tracinda’s investments. He was initially employed by Tracinda from May 1991 until July 1997, and has been employed in his current position at Tracinda since February 2006. During the interim period he was employed by Metro-Goldwyn-Mayer Inc., a then public corporation (“MGM”), first as Executive Vice President-Finance, and then as Chief Financial Officer from August 1997 to April 2005, at which time MGM was sold. He then served as President of MGM until January 2006. Mr. Taylor received a Bachelor of Science degree in Business Administration with an emphasis in Accounting from Central Michigan University in 1978. He served as a director of Inforte Corp. until July 2007.
          Hank Brown has served as Senior Counsel to the law firm of Brownstein Hyatt Farber Schreck P.C. since June 1, 2008 and is a member of that firm’s Government Relations and Natural Resources groups. He served as the President of the University of Colorado from August 2005 to March 2008. Prior to joining CU, he was President and CEO of the Daniels Fund and served as the President of the University of Northern Colorado from 1998 to 2002. He served Colorado in the United States Senate (elected in 1990) and served five consecutive terms in the U.S. House representing Colorado’s 4th Congressional District (1980-1988). He also served in the Colorado Senate from 1972 to 1976. Mr. Brown was a Vice President of Monfort of Colorado from 1969 to 1980. For more than the past five years, he has served as a member of the Board of Directors of Sealed Air Corporation and of Sensient Technology Corporation, and during 2008 and 2009 he served on the Board of Directors of Guaranty Bank and Trust Company. He is both an attorney and a C.P.A. He earned a Bachelor’s degree in Accounting from the University of Colorado in 1961 and received his Juris Doctorate degree from the University of Colorado Law School in 1969. While in Washington, D.C., Mr. Brown earned a Master of Law degree in 1986 from George Washington University.
          Kevin R. Collins currently serves as Executive Vice President and Chief Financial Officer of Bear Tracker Energy, a position he has held since July 1, 2010. Prior to his current position, Mr. Collins served as President and Chief Executive Officer of Evergreen Energy, Inc. from September 2006 until his retirement on June 1, 2009. He also served on Evergreen’s Board of Directors until he resigned effective July 1, 2009. Prior to that, he served as Evergreen’s Executive Vice President — Finance and Strategy from September 2005 to September 2006, and acting Chief Financial Officer from November 2005 until March 31, 2006. From 1995 until 2004, Mr. Collins was an executive officer of Evergreen Resources, Inc., serving as Executive Vice President and Chief Financial Officer until Evergreen Resources merged with Pioneer Natural Resources Co. in September 2004. He became a Certified Public Accountant in 1983 after receiving his Bachelor of Science degree in Business Administration and Accounting from the University of Arizona. Mr. Collins has over 13 years of public accounting experience and has also served as Vice President and a board member of the Colorado Oil and Gas Association, President of the

Denver Chapter of the Institute of Management Accountants, and a board member and Chairman of the Finance Committee of the Independent Petroleum Association of Mountain States.
          Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the Eighteenth Judicial District Attorney’s Office in Colorado. From 1975 to the present, Mr. Eckelberger has been engaged in the private practice of law in the Denver area. Mr. Eckelberger currently serves as a Director of Amber and previously served as an officer, director and corporate counsel for Roxborough Development Corporation. Since March, 1996, Mr. Eckelberger has engaged in the investment and development of Colorado real estate through several private companies in which he is a principal.
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
          Russell S. Lewis is Executive Vice President, Strategic Development for VeriSign, Inc., located in Dulles, Virginia, which is a provider of Internet infrastructure services. Mr. Lewis has held a variety of senior executive level roles at VeriSign since 1999, including the GM of VeriSign’s Naming and Directory Services Group and Senior Vice President of Corporate Development. Mr. Lewis has been a member of the Board of Directors of Delta Petroleum since June 2002. For the preceding 15 years, Mr. Lewis was President and CEO of TransCore, a wireless transportation systems integration company. Prior to that, Mr. Lewis managed an oil and gas exploration subsidiary of a publicly traded utility and was Vice President of EF Hutton in its Municipal Finance group. Mr. Lewis also serves on the Board of Directors of Braintech, Inc., NameMedia, Inc., and Dropps, Inc. Mr. Lewis has a Bachelors of Arts degree in Economics from Haverford College and an MBA from the Harvard School of Business.
          Anthony Mandekic currently serves as the Secretary/Treasurer of Tracinda Corporation and has held such position since Tracinda Corporation’s inception in 1976. Mr. Mandekic also currently serves as Chairman of the Lincy Foundation, a charitable organization founded by Mr. Kirk Kerkorian, and has served as its Chief Financial Officer and a Director since 1989. Since May of 2006 he has served as a member of the Board of Directors of MGM Resorts International and as a member of its Executive Committee, Diversity Committee and Compensation Committee. In May of 2007, Mr. Mandekic became Chairman of the MGM Resorts International Compensation Committee and also became a member of the MGM Resorts International Corporate Governance and Nominating

Committee in 2009. Mr. Mandekic is a graduate of the University of Southern California with a bachelor’s degree in Science-Accounting and is a Certified Public Accountant.
          James J. Murren is the Chairman and CEO of MGM Resorts International, where he is also a member of the Board of Directors and the Executive Committee. Mr. Murren previously served in the following capacities for MGM Resorts International: President (1999-2008), Chief Operating Officer (2007-2008), Chief Financial Officer (1998-2007), and Treasurer (2001-2007). Prior to his employment at MGM Mirage, Mr. Murren spent 14 years on Wall Street as a top-ranked equity analyst and was appointed to Director of Research and Managing Director of Deutsche Bank. Mr. Murren received a Bachelor of Arts degree in Art History and Urban Studies from Trinity College in 1983.
          Jordan R. Smith is President of Ramshorn Investments, Inc., a wholly owned subsidiary of Nabors Drilling USA LP located in Houston, Texas, where he is responsible for drilling and development projects in a number of producing basins in the United States. He has served in such capacity for more than the past five years. Mr. Smith has served on the Board of the University of Wyoming Foundation and the Board of the Domestic Petroleum Council, and is also Founder and Chairman of the American Junior Golf Association. He has also served as a director of Clayton Williams Energy, Inc. from July 2000 to the present. Mr. Smith received Bachelor and Master degrees in Geology from the University of Wyoming in 1956 and 1957, respectively.
          All directors hold office until the next annual meeting of stockholders. All executive officers hold office until the next annual meeting of the Board of Directors or their earlier resignation or removal by the Board of Directors.
          In conjunction with the February 2008 equity issuance to Tracinda Corporation, and in accordance with the related Company Stock Purchase Agreement, Tracinda designated Messrs. Mandekic, Murren and Taylor to serve on our Board of Directors. There are no other arrangements or understandings pursuant to which any other person was selected to serve on our Board of Directors.
          In connection with the last annual meeting of stockholders, the Nominating and Corporate Governance Committee determined that Mr. Smith should be nominated because of his experience in the oil and gas business, Mr. Collins because of his business experience and acumen with respect to financial matters, Mr. Fonck because of his experience in the oil and gas business, Mr. Larson because of his business experience and his familiarity with legal matters and his perspective on the Company as one of its founders, Mr. Eckelberger because of his business experience and knowledge of legal matters, Mr. Lewis because of his knowledge and experience with respect to financial matters, and Mr. Brown because of his knowledge of legal and financial matters and his business and political experience. The Committee acknowledged that, although Messrs. Taylor, Mandekic and Murren are designated as nominees by Tracinda Corporation pursuant to its contractual relationship with the Company, each of them is eminently qualified to serve as a Director and brings significant outside business experience to the Board that has proved to be invaluable to date.

CORPORATE GOVERNANCE
Committees of the Board of Directors
          Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The full text of all of the charters of the Board Committees is available on the Company’s website at www.deltapetro.com. The Board has determined that each of the directors who serve on these Committees is “independent” under The NASDAQ Stock Market® listing standards. The directors who serve on each of these Committees are as follows:

Nominating and
		Compensation	Corporate Governance
Name of Director	Audit Committee	Committee	Committee
Kevin R. Collins	Chairman	Member	Member
Jerrie F. Eckelberger	Member	Chairman	Member
Russell S. Lewis	Member	Member	Member
Jordan R. Smith	Member	Member	Chairman
James J. Murren	—	Member	Member
Daniel J. Taylor	Member	—	Member
Hank Brown	—	Member	—
Anthony Mandekic	—	Member	—
          Audit Committee. We have a standing Audit Committee established in accordance with applicable SEC and NASDAQ Stock Market® rules. The Audit Committee oversees and monitors our independent audit process and assists the Board of Directors in fulfilling its responsibilities with respect to matters involving the accounting, financial reporting and internal control functions of the Company and its subsidiaries. It is also charged with the responsibility for reviewing all related party transactions for potential conflicts of interest.
          The Board has determined that each of Messrs. Lewis and Collins is an “audit committee financial expert” as defined by rules adopted by the SEC.
          Compensation Committee. The Compensation Committee reviews the performance of our executives, sets compensation and compensation-related policies and makes recommendations to the Board of Directors in the area of executive compensation and for all employees, on bonus and equity incentives. The specific nature of the Compensation Committee’s roles and responsibilities as they relate to executive officers is set forth under “Compensation Discussion and Analysis.”
          Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee makes recommendations to the Board of Directors regarding the persons who shall be nominated for election as directors. The Committee has not established any minimum qualifications for persons to be considered for nomination but will be guided by the following criteria: that the individual (i) be of the highest character and integrity, (ii) be free of any conflict of interest that would violate any applicable law or regulation or interfere with proper performance of the responsibilities of a director, (iii) possess substantial and significant experience that would be of particular importance to Delta in the performance of the duties of a director, (iv) have sufficient time available to devote to the affairs of Delta, and (v) have a desire to represent the balanced best interests of the stockholders as a whole.

Code of Ethics
          Our Board of Directors adopted a Code of Business Conduct and Ethics in November 2003 (amended in October 2004 and January 2007), which applies to all of our executive officers, directors and employees. A copy of the Code of Business Conduct and Ethics is available on our website at www.deltapetro.com or by writing to our Secretary at 370 Seventeenth Street, Suite 4300, Denver, Colorado 80202.
Compensation Committee Interlocks and Insider Participation
          No member of the Compensation Committee has ever been an officer of Delta or any of its subsidiaries, and no Delta employee served on the Compensation Committee during the last fiscal year. The Company does not have any interlocking relationships between its executive officers and the compensation committee and the executive officers and compensation committee of any other entities, nor has any such interlocking relationship existed in the past.
Compliance with Section 16(A) of the Securities Exchange Act of 1934
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file initial reports of ownership of Delta securities and reports of changes in ownership of Delta securities with the SEC.
          To our knowledge, during the fiscal year ended December 31, 2010, our officers and directors complied with all applicable Section 16(a) filing requirements on a timely basis.
          These statements are based solely on a review of the copies of such reports furnished to us by our officers and directors and their written representations that such reports accurately reflect all reportable transactions.
Material Changes to Procedures to Recommend Nominees for Director
          There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors from those disclosed in the Company’s Proxy Statement for the annual meeting held on May 25, 2010.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
     Overview
     The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table below. As more fully described below, the Compensation Committee of the Board of Directors reviews and recommends to the full Board of Directors the total direct compensation programs for our named executive officers. Our chief executive officer also reviews the base salary, annual bonus and long-term compensation levels for the other named executive officers.
     Compensation Philosophy and Objectives
     Our compensation philosophy has been to encourage growth in our oil and natural gas reserves and production, encourage growth in cash flow and profitability, and enhance stockholder value through the creation and maintenance of compensation opportunities that attract and retain highly qualified executive officers. To achieve these goals, the Compensation Committee believes that the compensation of executive officers should reflect the growth and entrepreneurial environment that has characterized our industry in the past, while ensuring fairness among the executive management team by recognizing the contributions each individual executive makes to our success.
     Based on these objectives, the Compensation Committee has recommended an executive compensation program that includes the following components:
     • a base salary at a level that is competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have some characteristics similar to Delta and could compete with Delta for executive officer level employees;
     • annual incentive compensation to reward achievement of Company objectives, individual responsibility and productivity, high quality work, reserve growth, performance and profitability and that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to Delta; and
     • long-term incentive compensation in the form of stock-based awards that is competitive with that provided by other oil and natural gas exploration and production enterprises that have some characteristics similar to Delta.
     As described below, the Compensation Committee, with the assistance of an outside compensation consultant, periodically reviews data about the compensation of executives in the oil and gas industry. Based on these reviews, we believe that the elements of our executive compensation program have been comparable to those offered by our industry competitors.
     Outside Advisor
     The Compensation Committee has retained Effective Compensation Incorporated, or ECI, as an outside advisor to review our executive compensation program including base salary, bonus and equity compensation practices and to assist in ongoing development of our executive compensation philosophy. The Compensation Committee developed a group of oil and gas exploration and production companies with certain characteristics similar to Delta and that could potentially compete with Delta for executive officer level employees with which to compare compensation programs. ECI has performed analyses of compensation levels for these peer companies. Most recently, this group of companies has included the following:
Berry Petroleum Company
Bill Barrett Corporation
Forest Oil Corporation
Rosetta Resources, Inc.
Venoco, Inc.
     Cimarex Energy Co., SM Energy Company and Whiting Petroleum Corp., which were previously part of the peer group, were removed from the group and Rosetta Resources, Inc. and Venoco, Inc. were added to the group in order to provide a peer group of companies with characteristics more similar to Delta.
     Elements of Delta’s Compensation Program
     The three principal components of Delta’s compensation program for its executive officers, base salary, annual incentive compensation and long-term incentive compensation in the form of stock-based awards, are discussed below.
     Base Salary. Base salaries (paid in cash) for our executive officers have been established based on the scope of their responsibilities, taking into account competitive market compensation paid by the peer companies for similar positions. We have reviewed our executives’ base salaries in comparison to salaries for executives in similar positions and with similar responsibilities at companies which have certain characteristics similar to Delta. Base salaries are reviewed annually, and typically are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.
     The Compensation Committee reviews with the chief executive officer his recommendations for base salaries for the named executive officers, other than himself, each year. New base salary amounts have historically been based on an evaluation of individual performance and expected future contributions and a review of survey data provided by ECI to ensure competitive compensation against the external market, including the companies in our industry with which we compete. The Compensation Committee has targeted base salaries for executive officers, including the chief executive officer, to be competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have some characteristics similar to Delta. We believe this is critical to our ability to attract and retain top level talent.
     In July 2009, ECI provided a comprehensive review of our compensation structure, including 2010 compensation. Our executive officer compensation was compared to data from the annual proxies and subsequent disclosures of comparable companies, as well as compensation surveys prepared by ECI. In connection with this review, in November 2009, the Compensation Committee made a recommendation to the Board of Directors that the base salary of each of the named executive officers be increased by 6% effective January 1, 2010. This recommendation was based on the Compensation Committee’s determination that such an increase was fair and necessary for Delta to be competitive with other companies and because there had been no salary increase in 2009 due to the general economic environment and low oil and gas commodity prices. The increases brought the base salaries for our named executive officers to a level that the Compensation Committee, after reviewing the ECI analysis, concluded were generally competitive with those being paid by other oil and natural gas exploration and production companies with certain characteristics similar to Delta.
     In November 2010, the Compensation Committee made a recommendation to the Board of Directors that the base salary of each of the named executive officers be increased by 3% effective January 1, 2011. This recommendation was based on the Compensation Committee’s determination that such an increase was fair and necessary for Delta to be competitive with other oil and gas companies with certain characteristics similar to those of Delta. In March 2011, ECI provided a comprehensive review of our compensation structure in place for 2011. Our executive officer compensation for 2011 was compared to data from the annual proxies and subsequent disclosures of comparable companies, as well as compensation surveys prepared by ECI. Base salaries for our named executive officers were generally compared to comparable positions or comparable pay rank. For 2011, our named executive officers’ base salaries were determined to be generally competitive with the base salaries being paid by other oil and natural gas exploration and production enterprises that have some characteristics similar to Delta, except for our chief executive officer’s salary, which was determined to be less than what such peer companies paid their principal executive officers, which the Compensation Committee determined to be appropriate because Mr. Lakey had been recently appointed to the CEO position.
     Annual Incentive Compensation. In prior years, we utilized a performance-based annual incentive plan referred to as the Capital Management System (“CMS”), which was modified in 2009 to include certain CMS components as well other specified performance targets, and referred to as the Annual Bonus Award Plan. The CMS contained objective goals based on the Company’s net present value of the Company’s proved reserve base and adding new proved producing reserves through the drilling of non-proved properties and the acquisition of proved reserves. The Annual Bonus Award Plan was a discretionary bonus plan that gave the Board of Directors full discretion as to whether bonuses were to be paid, and if it was determined bonuses were to be paid, the amounts of such bonuses for named executive officers were 25% tied to fixed metrics and 75% discretionary. The fixed metrics under the Annual Bonus Award Plan consisted of the net present value objective, but changed the new reserve objective to an objective based on the rate of return on all of the Company’s oil and gas wells, regardless of reserve category.
      For 2009, the 25% fixed metric portion of the bonus consisted of CMS Goal 1 and CMS Goal 2 which each represented 25% and the remaining 50% consisted of accomplishing specific transactions that increase the value of the Company. As under the CMS, the minimum threshold for CMS Goal 1 was 95% of our reserve base. The minimum threshold for Goal 2 was an overall rate of return of at least 10%. The specific transactions category was subjective and was based on a review of accomplishments during the year. In February 2010, the Compensation Committee determined that the goals for the named executive officers for the portion of bonuses under the fixed matrix category had been met as follows: CMS Goal 1 of 95% - 78%; New CMS Goal 2 - 0%; and specific transactions - 50%. Based on this assessment, the Compensation Committee determined that overall the targets for the named executive officers had been met and recommended that the full 25% portion of their bonuses be paid. In making its recommendations with regard to the discretionary portion of the named executive officers bonuses, the Compensation Committee considered a number of factors including the practices of competing companies, the current commodity price levels, the market price of Delta’s common stock, and the Company’s financial condition.
      In 2010, the Company was facing severe capital constraints affecting our business and was involved in a strategic alternative process that made it difficult to set objective goals under the Annual Bonus Award Plan adopted in 2009. Accordingly, at the conclusion of the strategic alternatives process in August 2010, the Board of Directors paid a special bonus to the named executive officers for their extraordinary efforts in connection with such process and the resulting sale of assets. These special bonuses were as follows: Carl Lakey — $250,000; Kevin Nanke - $200,000 and Stanley F. Freedman — $150,000.
     In addition, in November 2010 the Compensation Committee recommended that, given the Company’s challenges, the annual incentive bonus awards for 2010 be 100% discretionary and take into account positive and negative factors during 2010. The full target bonus for each of the named executive officers was set at 70% of his base salary.
     In April 2011, the Compensation Committee recommended, and the Board of Directors approved, that a total of $1,600,000 be paid for annual bonuses for 2010 to all of Delta’s employees and that each of the named executive officers receive a bonus equal to approximately 58% of his base salary. In making this recommendation, the Compensation Committee evaluated performance of the executive officers for 2010, the amount of the bonuses paid for calendar year 2009 performance to these particular officers, total cash compensation paid to the executive officers, bonuses and total cash compensation paid for the same type of positions by peer and similar companies provided to the Compensation Committee by its compensation consultant, and metrics illustrative of the effect of the performance on the value of Delta. The Compensation Committee also took into consideration the cash bonus payments made in August 2010 upon completion of the strategic alternatives process.
     Long Term Incentive Compensation. We believe the use of stock-based awards creates an ownership culture that encourages the long-term performance of our executive officers. In December 2009, our stockholders approved the 2009 Performance and Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is designed to be an omnibus plan allowing Delta to grant a wide range of compensatory awards including stock options, stock appreciation rights, phantom stock, restricted stock, stock bonuses and cash bonuses to persons who contribute, and are expected to contribute, to our success and to create stockholder value, including the named executive officers.

     September 2010 Retention Stock Awards
     In September 2010, restricted stock awards were made under the 2009 Plan to all of the employees of Delta, including the named executive officers, all of which will vest on July 1, 2011. In its recommendations to the Board of Directors concerning shares granted in September 2010, the Compensation Committee based the recommended number of shares on the market price of Delta’s Common Stock at that time. In recommending the awards to the named executive officers, the Compensation Committee took into account prior year awards of restricted stock, base salaries, bonuses and long term incentive compensation awarded to executive officers by companies with some characteristics similar to Delta.
     The number of restricted shares granted to each of the named executive officers in September 2010 was as follows:

	Number of Shares of	Fair Market Value
Named Executive Office	Common Stock Granted	on Date of Grant
Carl E. Lakey, President & CEO	1,000,000	$700,000
Kevin K. Nanke, Treasurer & CFO	800,000	560,000
Stanley F. Freedman, Executive Vice President, General Counsel and Secretary	700,000	490,000
     Performance Share Awards
     In February 2007, the named executive officers (other than Mr. Lakey who was not an officer at such time) received performance share grants providing that the shares of restricted Common Stock awarded vest if the market price of Delta stock reaches and maintains certain price levels during the 10-year period following the date of grant (the “Term”). The awards were intended to provide incentive compensation to the named executive officers tied to significant increases in stockholder value. The price thresholds chosen were $40, $50, $60, $75 and $90. The grants provided that if the market price for Delta’s Common Stock reached and remained at these price thresholds for a certain period, then the associated Common Stock award would vest. These awards were based on the principle that stock price increases would reward both the stockholders and the executive officers.
     As of March 31, 2009, four of the tranches of performance shares had been forfeited because the vesting conditions had not been met within the required periods. The only shares of Common Stock included in the performance share grants that continued to be outstanding for the named executive officers were those included in the first tranche. The first tranche of restricted Common Stock was to vest in full as of the date that the average daily closing price of our Common Stock on NASDAQ equals or exceeds $40.00 for trading days within any period of 90 calendar days during the Term, provided that the average closing price over the last 20 trading days of such period shall have equaled or exceeded $40.00.
     The numbers of shares held by the named executive officers under the performance shares grants as of December 31, 2010 was as follows:

Number of Shares
Named Executive Officer	of Common Stock
Kevin K. Nanke	40,000
Stanley F. Freedman	40,000

     In April 2011, Messrs Nanke and Freedman offered to forfeit their remaining performance shares, and Delta’s Board of Directors accepted that offer.
     Change in Control and Severance. We have employment agreements with each of our executive officers pursuant to which the officer will receive benefits if his employment is terminated (other than for misconduct) due to death, disability, and certain employment terminations following a change in control. The details and amount of such benefits are described in “Employment Agreements” and “Change in Control Agreements” below.
     Other Benefits. All employees may participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. Each employee may make before tax contributions in accordance with the Internal Revenue Service limits. We provide this 401(k) Plan to help our employees save a portion of their cash compensation for retirement in a tax efficient manner. Effective January 1, 2010, Delta agreed to make a matching contribution in an amount equal to 100% of the employee’s elective deferral contribution below 3% of the employee’s compensation and 50% of the employee’s elective deferral that exceeds 3% of the employee’s compensation but does not exceed 6% of the employee’s compensation..
     All fulltime employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
     Accounting and Tax Considerations
     Our restricted stock award policies have been impacted by the implementation of Statement of Financial Accounting Standards No. 123(R), which we adopted on July 1, 2005.
     We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive officer is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive officer is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit included in income. Delta has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

     COMPENSATION COMMITTEE REPORT
     The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report.
     The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. The Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
     Respectfully submitted by the Compensation Committee of the Board of Directors:
Jerrie F. Eckelberger (Chairman)
Hank Brown
Russell S. Lewis
Anthony Mandekic
James J. Murren
Kevin R. Collins
Jordan R. Smith
Summary Compensation Table
     The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our principal executive officer, principal financial officer, our one other executive officer, and our former chief executive officer who served during fiscal year 2010 (collectively, the “named executive officers”), for fiscal years 2008, 2009 and 2010:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
Carl E. Lakey,	2010	$338,585	$—	$700,000	$—	$480,500	$19,768	$1,538,853
President and Chief Executive Officer*

Kevin K. Nanke,	2010	328,600	—	560,000	—	395,000	25,339	1,308,939
Treasurer and Chief	2009	297,083	—	793,637	—	169,900	25,939	1,286,559
Financial Officer	2008	310,000	—	1,276,558	—	13,563	74,293	1,674,414

Stanley F. Freedman,	2010	293,750	—	490,000	—	323,500	21,259	1,128,509
Executive Vice	2009	263,542	—	703,930	—	141,800	21,859	1,131,131
President, General	2008	275,000	—	1,448,594	—	12,031	69,325	1,804,950
Counsel and Secretary

John R. Wallace,	2010	216,417	—	—	—	—	1,610,847	1,827,264
Former President and	2009	335,417	—	895,987	—	180,500	24,307	1,436,211
Chief Operating Officer**	2008	350,000	—	2,027,847	—	15,313	69,555	2,462,715

*	Mr. Lakey became President and Chief Executive Officer on July 6, 2010.

**	Mr. Wallace resigned as President and Chief Operating Officer on July 6, 2010.

(1)	These amounts shown represent the aggregate grant date fair value for stock awards and option awards granted to the named executive officers computed in accordance with FASC ASC Topic 718.

(2)	The amounts reflect the cash bonus awards to the named executive officers, discussed above under the heading “Elements of Delta’s Compensation Program” under the caption “Annual Incentive Compensation.” Awards under the Company’s bonus plans were accrued and earned in the year represented and paid in the following year.

(3)	Amounts in the “All Other Compensation” column consist of the following payments we paid to or on behalf of the named executive officers:

		Company				Severance
		Contributions to	Auto	Auto Maintenance		Agreement
		Retirement Plans	Allowance	and Insurance	Health Club	Payments	Total
Name	Year	($)	($)	($)	($)	($)	($)
Carl E. Lakey*	2010	$5,961	$9,000	$4,807	$—	$—	$19,768
	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—

Kevin K. Nanke	2010	—	18,000	4,939	2,400	—	25,339
	2009	—	18,000	5,539	2,400	—	25,939
	2008	47,000	18,000	6,893	2,400	—	74,293

Stanley F. Freedman	2010	—	18,000	3,259	—	—	21,259
	2009	—	18,000	3,859	—	—	21,859
	2008	47,000	18,000	4,325	—	—	69,325

John R. Wallace**	2010	—	9,000	1,847	—	1,600,000 (1)	1,610,847
	2009	—	18,000	6,307	—	—	24,307
	2008	47,000	18,000	4,555	—	—	69,555

*	Mr. Lakey became President and Chief Executive Officer on July 6, 2010.

**	Mr. Wallace resigned as President and Chief Operating Officer on July 6, 2010.

(1)	Amounts paid to Mr. Wallace under his severance agreement. See details below under “Severance Agreement”.
Grants of Plan-Based Awards
     The following table provides additional information about restricted stock awards and equity and non-equity incentive plan awards granted to our named executive officers during fiscal 2010.

		Estimated Future Payouts Under			Option Awards	Stock Awards	Grant Date
		Non-Equity Incentive Plan Awards(1)			Number of	Number of	Fair Value of
	Grant Date or				Shares of	Shares of	Stock and
	Performance	Threshold	Target	Max	Stock or Units	Stock or Units	Option Awards
Name	Period	($)	($)	($)	(#)	(#)	($)(4)
Carl E. Lakey,	01/01/10-12/31/10	$68,250	$273,000	$546,000	—	—	$—
President and Chief	07/06/10	—	—	—	250,000 (2)	—	109,206
Executive Officer*	09/16/10	—	—	—	—	1,000,000 (3)	700,000

Kevin K. Nanke,	01/01/10-12/31/10	$59,000	236,000	472,000	—	—	—
Treasurer and Chief	09/16/10	—	—	—	—	800,000 (3)	560,000
Financial Officer		—

Stanley F. Freedman,	01/01/10-12/31/10	$52,550	210,200	420,400	—	—	—
Executive Vice President,	09/16/10	—	—	—	—	700,000 (3)	490,000
General Counsel and Secretary		—

John R. Wallace,	01/01/10-12/31/10	$61,250	245,000	490,000	—	—	—
Former President and Chief Operating Officer**		— —

*	Mr. Lakey became President and Chief Executive Officer on July 6, 2010.

**	Mr. Wallace resigned as President and Chief Operating Officer on July 6, 2010.

(1)	Non-Equity Incentive Plan Awards were determined at the full discretion of the company, with a threshold, target and maximum bonus potential set forth above. In April 2011, the 2010 bonuses were paid as described above in “Compensation Discussion and Analysis”.

(2)	Options were granted pursuant to the 2009 Plan and vested upon issuance on July 6, 2010. Options are exercisable for ten years from the date of issuance, subject to continuing employment or service with the Company as defined in the 2009 Plan, and certain other conditions.

(3)	Shares of restricted stock that vest in full on July 1, 2011.

(4)	The grant date fair value of option and stock awards were computed in accordance with FAS 123R.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
								Equity
								Incentive Plan
							Equity	Awards:
							Incentive Plan	Market or
						Market	Awards:	Payout Value
	Number of	Number of				Value of	Number of	of Unearned
	Securities	Securities			Number of	Shares or	Unearned	Shares, Units
	Underlying	Underlying			Shares or	Units of	Shares, Units or	or Other
	Unexercised	Unexercised	Option		Units of Stock	Stock That	Other Rights	Rights That
	Options	Options	Exercise	Option	That Have	Have Not	That Have Not	Have Not
	(#)	(#)	Price	Expiration	Not Vested	Vested(6)	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Carl E. Lakey, President and Chief Executive Officer*	250,000	—	0.79	07/06/20	1,301,734 (1)	989,318	—	—

Kevin K. Nanke,	55,000	—	3.29	01/09/11	1,159,134 (2)	880,942	40,000 (3)	1,600,000
Treasurer and Chief	137,500	—	5.29	08/26/13
Financial Officer	87,500	—	15.34	12/21/14

Stanley F. Freedman, Executive Vice President, General Counsel and Secretary	—	—	—	—	1,024,934 (4)	778,950	40,000 (5)	1,600,000

John R. Wallace,	200,000	—	5.44	12/03/13	—	—	—	—
Former President and Chief Operating Officer**	87,500	—	15.34	12/21/14

*	Mr. Lakey became President and Chief Executive Officer on July 6, 2010.

**	Mr. Wallace resigned as President and Chief Operating Officer on July 6, 2010.

(1)	The vesting dates for Mr. Lakey’s unvested restricted stock awards at fiscal year-end are as follows: 15,000 shares vest on 4/23/11, 1,138,868 shares vest on 7/1/11, 15,000 shares vest on 4/23/12 and 132,866 shares vest on 7/1/12.

(2)	The vesting dates for Mr. Nanke’s unvested restricted stock awards at fiscal year-end are as follows: 1,007,900 shares vest on 7/1/11 and 151,234 shares vest on 7/1/12.

(3)	The first and only remaining tranche of Mr. Nanke’s equity incentive plan awards consisting of 40,000 shares vests as of the date that the average daily closing price of our common stock on NASDAQ equals or exceeds $40.00 for trading days within any period of 90 calendar days during the term of the award, provided that the average closing price over the last 20 trading days of such period shall have equaled or exceeded $40.00. On April 20, 2011, these shares were voluntarily forfeited by Mr. Nanke.

(4)	The vesting dates for Mr. Freedman’s unvested restricted stock awards are as follows: 890,800 shares vest on 7/1/11 and 134,134 shares on 7/1/12.

(5)	The first and only remaining tranche of Mr. Freedman’s equity incentive plan awards consisting of 40,000 shares vests as of the date that the average daily closing price of our common stock on NASDAQ is traded equals or exceeds $40.00 for trading days within any period of 90 calendar days during the term of the award, provided that the average closing price over the last 20 trading days of such period shall have equaled or exceeded $40.00. On April 20, 2011, these shares were voluntarily forfeited by Mr. Freedman.

(6)	Based on the closing price of our common stock on December 31, 2010 of $0.76 per share.

Option Exercises and Stock Vested
     The following table provides information about the value realized by the named executive officers for option award exercises and stock award vesting during fiscal 2010.

			Stock Awards
	Option Awards		Number of Shares	Value
	Number of Shares	Value Realized	Acquired	Realized
	Acquired on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Carl E. Lakey*	—	$—	224,619	$195,888
Kevin K. Nanke	—	—	261,839	214,708
Stanley F. Freedman	—	—	234,133	191,989
John R. Wallace**	—	—	238,768	195,790

*	Mr. Lakey became President and Chief Executive Officer on July 6, 2010.

**	Mr. Wallace resigned as President and Chief Operating Officer on July 6, 2010.
Employment Agreements
          Carl Lakey. On July 15, 2010, we entered into an Amended and Restated Employment Agreement with Carl Lakey, who was appointed as the Company’s Chief Executive Officer on July 6, 2010. The Amended and Restated Employment Agreement amended Mr. Lakey’s previous employment agreement dated as of October 1, 2009. The initial term of Mr. Lakey’s amended agreement was through December 31, 2010, and such term automatically extends for additional one year terms thereafter unless notice of termination is given by either party at least sixty days prior to the end of the then-applicable term. The base annual salary for Mr. Lakey provided for in the amended agreement is $390,000. Mr. Lakey is also entitled to a bonus based on a percentage of his base salary as determined by the Compensation Committee of the Board of Directors upon satisfaction of performance criteria established by the Compensation Committee.
          In the event Mr. Lakey’s employment is terminated other than for “cause” or if he resigns for “good reason” (both as defined in the agreement), then Mr. Lakey will be entitled to receive a payment equal to two times the sum of his annual base salary and his average annual bonus. In the event that Mr. Lakey’s agreement is not renewed at the end of any term, then at the time that his employment is terminated Mr. Lakey will receive the same severance payment as stated above, reduced proportionately by the number of months that Mr. Lakey continues to be employed by the Company after expiration of the applicable term. The agreement also includes non-solicitation and non-competition obligations on the part of Mr. Lakey that survive for one year following the date of termination.
          Kevin K. Nanke. On May 5, 2005, we entered into an employment agreement with Kevin K. Nanke, our Chief Financial Officer. The initial term of employment under Mr. Nanke’s employment agreement was through December 31, 2006, and the term automatically extends for additional one-year terms thereafter unless either party gives notice of termination at least 60 days prior to the end of a term. The current term expires on December 31, 2011. The base annual salary payable under the employment agreement for Mr. Nanke is currently $337,145. Mr. Nanke is entitled to receive bonuses based on a percentage of his base salary as determined by the Compensation Committee of the Board of Directors upon satisfaction of performance criteria established by the Compensation Committee.

          In the event the employment of Mr. Nanke is terminated other than for cause or if he resigns for “good reason” (both as defined in the agreement), then he will be entitled to receive a payment equal to two times his annual base salary, annual automobile allowance and his average annual bonus for the three fiscal years preceding the fiscal year in which the termination occurs, but not less than the greater of Mr. Nanke’s (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the termination occurs. In the event that his employment agreement is not renewed and he is terminated within 24 months following the last day of employment under the expired employment agreement, at the time that his employment is terminated Mr. Nanke will receive the same payment as stated above, reduced proportionately by the number of months he continues to be employed by us during such 24 month period. The employment agreement also includes non-solicitation and non-competition obligations on the part of Mr. Nanke that survive for one year following the date of termination.
          Stanley F. Freedman. On January 11, 2006, we entered into an employment agreement with Stanley F. Freedman, who became Executive Vice President, General Counsel and Secretary of Delta on January 3, 2006. The initial term of employment under Mr. Freedman’s employment agreement was through December 31, 2006, and the term automatically extends for additional one-year terms thereafter unless either party gives notice of termination at least 60 days prior to the end of a term. The current term expires on December 31, 2011. The base annual salary payable under the employment agreement for Mr. Freedman is currently $291,500. He also received 40,000 shares of restricted Common Stock pursuant to the terms of his employment agreement that vested three years after the date of grant. Mr. Freedman is entitled to receive bonuses based on a percentage of his base salary, as determined by the Compensation Committee of the Board of Directors, upon satisfaction of performance criteria established by the Compensation Committee.
          In the event the employment of Mr. Freedman is terminated other than for cause (as defined in the Employment Agreement) or if he resigns for “good reason” (as defined in the Employment Agreement), then he will be entitled to receive a payment equal to two times his annual base salary, annual automobile allowance and his average annual bonus for the three years preceding the fiscal year in which the termination occurs, but not less than the greater of his (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the termination occurs. In the event that his Employment Agreement is not renewed and he is terminated within 24 months following the last day of employment under the expired Employment Agreement, at the time that his employment is terminated he will receive the same payment as stated above, reduced proportionately by the number of months he continues to be employed by us during such 24 month period. The Employment Agreement also includes non-solicitation and non-competition obligations on the part of Mr. Freedman that survive for one year following the date of termination.
Change in Control Agreements
          On April 30, 2007, we entered into Change in Control Executive Severance Agreements (“CIC Agreements”) with Messrs. Nanke and Freedman, and on October 1, 2009, we entered into a CIC Agreement with Mr. Lakey, which provide that, following a change in control of the Company as defined in the CIC Agreements and the termination of employment of the executive officer during the period beginning 6 months prior to and ending 24 months after the change in control, the executive officer would not receive a payment under the Employment Agreement. Instead, he would receive a payment equal to three times his annual base salary, annual automobile allowance and his average annual bonus for the three years preceding the fiscal year in which the change in control occurs, but not less than the greater of that executive officer’s (i) highest annual target bonus during any of these three preceding fiscal years or (ii) target bonus for the fiscal year in which the change in control occurs, in addition to the continuation of certain benefits including medical insurance and other benefits provided to the executive officer for a period of three years. The CIC Agreements also include non-solicitation and non-competition obligations on the part of the executive officer that survive for one year following the date of termination. The CIC Agreements also provide that if a payment under the CIC Agreements would be subject to excise tax payments, the executive officer will receive a gross-up payment equal to such excise tax imposed by

Section 4999 of the Internal Revenue Code of 1986, as amended, and all taxes, including any interest, penalties or income tax imposed on the gross-up payment.
          The CIC Agreements define a change in control as the occurrence of any of the following: (1) any Person becomes a beneficial owner of 35% or more of Delta’s voting securities, except as the result of any acquisition of voting securities by Delta or any acquisition of voting securities of Delta directly from Delta (as authorized by the Board); (2) the persons who constitute the incumbent Board cease for any reason to constitute at least a majority of the Board unless such change was approved by at least two-thirds (2/3) of the incumbent Board; (3) the consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of Delta unless the persons who beneficially own the voting securities of Delta immediately before that transaction beneficially own, immediately after the transaction, at least 70% of the voting securities of Delta or any other corporation or other entity resulting from or surviving the transaction; or (4) Delta’s stockholders approve a complete liquidation or dissolution of Delta or a sale of substantially all of its assets.
Amendments to Employment Agreements and Change in Control Agreements
          On December 29, 2010, Delta entered into amendments (the “Amendments”) to the employment agreements and CIC agreements with Carl E. Lakey, Kevin K. Nanke and Stanley F. Freedman. These Amendments are intended to bring the CIC agreements and the employment agreements into compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and related guidance issued by the Internal Revenue Service. The Amendments revise the timing of payments to be made upon a separation from service and the timing and amount of payments to be made if a gross-up is due to the executive due to the effect of Code Sections 280G and 4999, amend the provisions related to the six-month waiting period required under Code Section 409 with respect to payments to certain specified key employees upon a separation from service, and make other technical revisions in conformance with Code Section 409A. In addition, certain provisions were amended to ensure that payments under the CIC and employment agreements would not be duplicated.
Severance Agreement
          On October 19, 2010, Delta entered into a Severance Agreement with John R. Wallace, Delta’s former President and Chief Operating Officer. Mr. Wallace resigned from all of his positions as a director, officer and employee of Delta and any of its subsidiaries as of the close of business on July 6, 2010. In consideration for Mr. Wallace’s resignation and his agreement to (a) relinquish certain rights under his employment agreement, his change-in-control agreement, certain stock agreements, and any and all rights he may have had to any other salary, bonus or other compensation, and (b) make himself reasonably available to answer questions and assist in transitional matters, Delta paid Mr. Wallace $1,600,000 in cash and to maintain continued group health plan coverage under COBRA for Mr. Wallace. The Severance Agreement also contains mutual releases and non-disparagement provisions, as well as other customary terms.

Potential Payments Upon Termination or Change in Control
     The following table reflects the potential payments and benefits upon termination (i) for cause, and (ii) other than for cause or death, disability or retirement, within and not within the period beginning six months prior to and ending 24 months following a change in control (“Measurement Period”) of Delta under the respective CIC Agreement for each named executive officer. The amounts payable assume termination of employment on December 31, 2010.

	Within The Measurement Period					Not Within The Measurement Period
		Acceleration					Acceleration
		of Options		Excise			of Options		Excise
	Severance	& Stock		Tax &		Severance	& Stock		Tax &
	& Bonus	Awards	Benefits	Gross-Ups	Total	& Bonus	Awards	Benefits	Gross-Ups	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Carl E. Lakey For Cause	—	—	—	—	—	—	—	—	—	—
Not For Cause	1,989,000	989,318	141,487	850,202	3,970,007	1,427,500	989,318	94,325	850,202	3,361,345

Kevin K. Nanke For Cause	—	—	—	—	—	—	—	—	—	—
Not For Cause	1,719,440	880,942	141,226	—	2,741,607	1,239,190	880,942	94,151	—	2,214,283

Stanley F. Freedman For Cause	—	—	—	—	—	—	—	—	—	—
Not For Cause	1,531,250	778,950	144,727	671,413	3,129,339	1,065,790	778,950	96,485	671,413	2612,638

*	“Cause” is defined in the CIC Agreement, and “Not For Cause” means resignation by the executive for Good Reason (as defined in the CIC Agreement) or termination of the executive by the Company without Cause.
     Director Compensation
     The following table sets forth a summary of the compensation we paid to our non-employee directors in 2010:

	Fees Earned	Stock
	or Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Hank Brown	$52,500	$49,920	$102,420
Kevin R. Collins	60,000	84,920	144,920
Jerrie F. Eckelberger	60,000	49,920	109,920
Jean-Michel Fonck	50,000	29,952	79,952
Aleron H. Larson Jr.	50,000	49,920	99,920
Russell S. Lewis	52,500	49,920	102,420
Anthony Mandekic	52,500	29,952	82,452
James J. Murren	52,500	49,920	102,420
Jordan R. Smith	55,000	49,920	104,920
Daniel J. Taylor	52,500	90,665	143,165

(1)	On the first business day of 2010 each of the non-employee directors except for Messrs. Mandekic and Fonck (but including Mr. Taylor) received a grant of 48,000 shares of common stock, and each of Messrs. Mandekic and Fonck received a grant of 28,800 shares of common stock as equity compensation for their services as directors during 2010. Mr. Taylor also received a grant of 39,178 shares of common stock on the first business day of 2010 as equity compensation for his services as Board Chairman during 2010. On September 16, 2010, Mr Collins also received 50,000 shares of common stock for his role as chairman of the special committee overseeing the strategic alternatives process which resulted in the July 2010 sale of oil and gas properties. The fair value of such common stock was computed based on the closing price on the date the award vests.

Annual Retainers
In 2010, each non-employee director of the Company received an annual retainer of $50,000. For 2011, the annual retainer has been set to remain at $50,000, and it is anticipated that it will be paid in cash on a monthly basis.
Each Board Committee chair also receives an additional retainer each year in the following amounts: chair of the Audit Committee and chair of the Compensation Committee, $10,000; and chair of the Nominating and Corporate Governance Committee, $5,000. In addition, each non-employee director who is not a chairman but serves on one or more Committees of the Board receives an annual retainer of $2,500. The additional retainer amounts are also paid to the directors in cash in equal monthly installments. The Company reimburses the directors for costs incurred by them in traveling to Board and Committee meetings.
Stock Grants
In addition, at the discretion of the Board of Directors, each non-employee director is eligible to receive an annual grant of shares of Common Stock. For 2011, each non-employee Director is entitled to receive 75,000 shares and, in addition, the non-executive Chairman of the Board is entitled to receive 90,000 shares for services rendered in 2011. The shares are to be issued on the first business day of 2012 and pro-rated in the event of the earlier termination of any Director to such date and issued within ten days thereof. All such Common Stock is granted pursuant to the Company’s 2009 Performance and Equity Incentive Plan. Each grant of Common Stock is fully vested upon grant.
Indemnification of Directors
Pursuant to the Company’s certificate of incorporation, the Company provides indemnification of its directors and officers to the fullest extent permitted under the Delaware General Corporation Law and provides certain indemnification to its executive officers under their employment agreements. The Company believes that this indemnification is necessary to attract and retain qualified directors and officers.
Narrative Disclosure of Compensation Policies and Practices as they Relate to Risk Management
In accordance with the requirements of Regulation S-K, Item 402(s), to the extent that risks may arise from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, we are required to discuss those policies and practices for compensating the employees of the Company (including employees that are not named executive officers) as they relate to the Company’s risk management practices and the possibility of incentivizing risk-taking. We have determined that the compensation policies and practices established with respect to the Company’s employees are not reasonably likely to have a material adverse effect on the Company and, therefore, no such disclosure is necessary. The Compensation Committee and the Board are aware of the need to routinely assess our compensation policies and practices and will make a determination as to the necessity of this particular disclosure on an annual basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table presents information concerning persons known by us to own beneficially 5% or more of our issued and outstanding Common Stock as of April 26, 2011:

	Amount and Nature	Percent of
Name and Address	of Beneficial Ownership	Class(1)
Tracinda Corporation (2)	93,797,701	32.8%
150 South Rodeo Drive, Suite 250 Beverly Hills, CA 90212

(1)	We have authorized 600,000,000 shares of $.01 par value Common Stock, of which 286,027,476 shares were issued and outstanding as of April 26, 2011. We also have authorized 3,000,000 shares of $.01 par value preferred stock, of which no shares are outstanding.

(2)	This disclosure is based on an amendment to Schedule 13D filed with the SEC on April 21, 2011. The Schedule 13D was filed on behalf of Tracinda Corporation and Kirk Kerkorian, both of which reported having sole voting and dispositive power over 93,797,701 shares. Tracinda Corporation is wholly owned by Kirk Kerkorian.
Security Ownership of Management
     The following table contains information about the beneficial ownership (unless otherwise indicated) of our Common Stock as of April 26, 2011 by:
•	each of our current directors;

•	each named executive officer; and

•	all current directors and current executive officers as a group.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership(1)		Class(2)
Carl E. Lakey	1,704,515	(3)	*
Kevin K. Nanke	1,682,796	(4)	*
Stanley F. Freedman	1,162,345	(5)	*
Aleron H. Larson, Jr.	520,491	(6)	*
Daniel J. Taylor	336,432	(7)	*
Russell S. Lewis	294,413	(8)	*
John R. Wallace	250,000	(9)	*
Kevin R. Collins	219,017	(10)	*
Jerrie F. Eckelberger	202,772	(11)	*
Jordan R. Smith	202,772	(12)	*
Hank Brown	181,254	(13)	*
James J. Murren	154,254	(14)	*
Anthony Mandekic	133,527	(15)	*
Jean-Michel Fonck	123,527	(16)	*

All executive officers and current directors as a Group (14 persons)	7,168,115	(17)	2.51%

*	Represents beneficial ownership of less than one percent 1.0% of the outstanding shares of our Common Stock.

(1)	If a stockholder holds options or other securities that are exercisable or otherwise convertible into our Common Stock within 60 days of April 26, 2011, we treat the Common Stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate the stockholder’s percentage ownership of our Common Stock. However, we do not consider that Common Stock to be outstanding when we calculate the percentage ownership of any other stockholder.

(2)	We have 600,000,000 shares of $.01 par value Common Stock, of which 286,027,476 shares were issued and outstanding as of April 26, 2011. We also have an authorized capital of 3,000,000 shares of $.01 par value preferred stock, of which no shares are outstanding.

(3)	Includes 167,780 shares of Common Stock owned directly and 1,286,735 unvested restricted shares owned by Mr. Carl E. Lakey. Also includes options to purchase 250,000 shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2011.

(4)	Includes 338,662 shares of Common Stock owned directly and 1,119,134 unvested restricted shares owned by Mr. Nanke. Also includes options to purchase 225,000 shares of Common Stock that are currently exercisable or exercisable within 60 days April 26, 2011.

(5)	Includes 177,411 shares of Common Stock owned directly and 984,934 unvested restricted shares owned by Mr. Freedman.

(6)	Includes 150,491 shares of Common Stock owned by Mr. Larson directly. Also includes options to purchase 370,000 shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2011. Also includes 4,500 shares held by his daughter.

(7)	Includes 336,432 shares of Common Stock owned directly by Mr. Taylor.

(8)	Includes 240,413 shares of Common Stock owned directly by Mr. Lewis and options to purchase 54,000 shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2011.

(9)	Includes 250,000 shares of Common Stock owned by Mr. Wallace directly.

(10)	Includes 219,017 shares of Common Stock owned directly by Mr. Collins.

(11)	Includes 188,772 shares of Common Stock owned directly by Mr. Eckelberger and options to purchase 14,000 shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2011.

(12)	Includes 188,772 shares of Common Stock owned directly by Mr. Smith and options to purchase 14,000 shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2011.

(13)	Includes 181,254 shares of Common Stock owned directly by Mr. Brown.

(14)	Includes 154,254 shares of Common Stock owned directly by Mr. Murren.

(15)	Includes 133,527 shares of Common Stock owned directly by Mr. Mandekic.

(16)	Includes 123,527 shares of Common Stock owned directly by Mr. Fonck.

(17)	Includes all warrants, options and shares referenced in footnotes (3) through (16) above, except for footnote (6), as if all warrants and options had been exercised and as if all resulting shares were voted as a group.
Plan Information
     We maintain the following equity-based compensation plans: 2008 New-Hire Equity Incentive Plan and 2009 Performance and Equity Incentive Plan. Our stockholders approved the 2009 Plan, and the 2008 New-Hire Equity Incentive Plan was approved solely by our Board of Directors.
     The following table sets forth our equity compensation plans in the aggregate, the number of shares of our Common Stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2010:

			Number of Securities
			Remaining Available
	Number of Securities	Weighted-Average	for Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding	Plans (Excluding
	Options, Warrants and	Options, Warrants	Securities Reflected
	Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,608,000	$7.26	19,826,710
Equity compensation plans not approved by security holders	—	—	472,109

Total	1,608,000		20,298,819

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Review, Approval or Ratification of Transactions with Related Persons
     The Board of Directors has recognized that transactions between the Company and certain related persons present a heightened risk of conflicts of interest. In order to ensure that the Company acts in the best interests of its stockholders, the Board has delegated the review and approval of related party transactions to the Audit Committee in accordance with the Company’s written Audit Committee Charter. After its review, the Audit Committee will only approve or ratify transactions that are fair to the Company and not inconsistent with the best interests of the Company and its stockholders. Any director who may be interested in a related party transaction shall recuse himself from any consideration of such related party transaction.
Transactions with Related Persons
     During fiscal years 2001 and 2000, Aleron H. Larson, Jr., an officer of the Company at the time, guaranteed certain borrowings which have subsequently been repaid. As consideration for the guarantee of the Company’s indebtedness, Mr. Larson was assigned a 1% overriding royalty interest (“ORRI”) in the properties acquired with the proceeds of the borrowings. Mr. Larson earned approximately $90,000 for his 1% ORRI during the year ended December 31, 2010.
Director Independence
          Our Board of Directors has determined that each of Hank Brown, Kevin R. Collins, Jerrie F. Eckelberger, Jean-Michel Fonck, Russell S. Lewis, Anthony Mandekic, James J. Murren, Jordan R. Smith and Daniel J. Taylor qualifies as an independent director under rules promulgated by the SEC and The NASDAQ Stock Market® listing standards, and has concluded that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees billed by KPMG LLP for the 2010 and 2009 fiscal years:

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,
	2010	2009
Audit fees	$684,000	$723,000
Audit-related fees	5,000	167,000
Tax fees	195,652	116,000
All other fees	—	—

Total	$884,652	$1,006,000

     Audit Fees. Fees for audit services consisted of the audit of our annual financial statements and reports on internal controls required by the Sarbanes-Oxley Act of 2002 and reviews of our quarterly financial statements.
     Audit Related Fees. Fees billed for audit related services related to professional services rendered by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of Delta’s financial statements but are not included in audit fees above.
     Tax Fees. Fees for tax services consisted of tax preparation for Delta and its subsidiaries.
Audit Committee Pre-Approval Policy
     The Company’s independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company’s independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. Our Audit Committee must pre-approve permissible non-audit services. During fiscal year 2010, our Audit Committee approved 100% of the non-audit services provided to Delta by its independent registered public accounting firm.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements. The financial statements of Delta Petroleum Corporation were included in the 2010 10-K.

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The exhibits listed in the 2010 10-K are required by Item 601 of Regulation S-K. Management contracts and compensatory plans required to be filed as exhibits were marked with a “*”. A list of the exhibits filed with this Amendment No. 1 is provided below.
INDEX TO EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 29th day of April, 2011.

DELTA PETROLEUM CORPORATION
By:	/s/ Carl E. Lakey
Carl E. Lakey, President and Chief
Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Hank Brown Hank Brown, Director	April 29, 2011

/s/ Kevin R. Collins Kevin R. Collins, Director	April 29, 2011

/s/ Jerrie F. Eckelberger Jerrie F. Eckelberger, Director	April 29, 2011

/s/ Jean-Michel Fonck Jean-Michel Fonck, Director	April 29, 2011

/s/ Aleron H. Larson, Jr. Aleron H. Larson, Jr., Director	April 29, 2011

Russell S. Lewis, Director	April 29, 2011

/s/ Anthony Mandekic Anthony Mandekic, Director	April 29, 2011

/s/ James J. Murren James J. Murren, Director	April 29, 2011

/s/ Jordan R. Smith Jordan R. Smith, Director	April 29, 2011

/s/ Daniel J. Taylor Daniel J. Taylor, Director	April 29, 2011

/s/ Carl E. Lakey Carl E. Lakey, Director	April 29, 2011