Form 10-Q
period 2011-09-30
DELTA PETROLEUM CORP/CO
filed 2011-11-09
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
28,870,167 shares of common stock, $.01 par value per share, were outstanding as of November 1, 2011.

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.
I

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,101	$14,190
Short-term restricted deposits	100,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $175 and $100, respectively	7,598	7,373
Assets held for sale – DHS subsidiary	70,819	108,218
Deposits and prepaid assets	1,790	1,720
Inventories	153	3,446
Derivative instruments	1,463	—
Other current assets	1,344	4,821

Total current assets	185,268	239,768

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	72,190	229,943
Proved	684,539	671,041
Pipeline and gathering systems	63,842	93,558
Other	11,713	13,556

Total property and equipment	832,284	1,008,098
Less accumulated depreciation and depletion	(469,762)	(232,493)

Net property and equipment	362,522	775,605

Long-term assets:
Investments in unconsolidated affiliates	3,599	3,376
Deferred financing costs	1,299	1,832
Other long-term assets	1,583	3,531

Total long-term assets	6,481	8,739

Total assets	$554,271	$1,024,112

LIABILITIES AND EQUITY
Current liabilities:
Credit facility – Delta	$21,000	$—
Installment payable on property acquisition	99,785	97,874
3 3/4% Senior convertible notes – current	112,167	—
Accounts payable	18,152	27,616
Liabilities related to assets held for sale – DHS subsidiary	78,829	82,852
Other accrued liabilities	12,662	11,066
Derivative instruments	—	574

Total current liabilities	342,595	219,982

Long-term liabilities:
7% Senior notes	149,741	149,684
3 3/4% Senior convertible notes	—	108,593
Credit facility – Delta	—	29,130
Asset retirement obligations	3,354	2,709
Derivative instruments	319	2,419

Total long-term liabilities	153,414	292,535

Commitments and contingencies

Equity:
Preferred stock, $.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $.01 par value: authorized 200,000,000 shares, issued 28,870,000 shares at September 30, 2011 and 28,513,800 shares at December 31, 2010 (1)	289	285
Additional paid-in capital	1,640,591	1,635,783
Treasury stock at cost; zero shares at September 30, 2011 and 3,300 shares at December 31, 2010 (1)	—	(279)
Accumulated deficit	(1,579,578)	(1,121,342)

Total Delta stockholders’ equity	61,302	514,447

Non-controlling interest	(3,040)	(2,852)

Total equity	58,262	511,595

Total liabilities and equity	$554,271	$1,024,112

(1)
All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$16,546	$12,653
Loss on property sales	—	(1)

Total revenue	16,546	12,652

Operating expenses:

Lease operating expense	3,577	4,555
Transportation expense	3,367	3,298
Production taxes	633	667
Exploration expense	53	368
Dry hole costs and impairments	420,447	(1,164)
Depreciation, depletion, amortization and accretion	10,701	11,522
General and administrative expense	6,065	7,872
Executive severance expense, net	—	(674)

Total operating expenses	444,843	26,444

Operating loss	(428,297)	(13,792)

Other income and (expense):

Interest expense and financing costs, net	(6,727)	(7,567)
Other income (expense)	(1,857)	508
Realized gain (loss) on derivative instruments, net	79	(418)
Unrealized gain on derivative instruments, net	6,749	7,124
Income (loss) from unconsolidated affiliates	80	(90)

Total other expense	(1,676)	(443)

Loss from continuing operations before income taxes and discontinued operations	(429,973)	(14,235)

Income tax expense	64	86

Loss from continuing operations	(430,037)	(14,321)

Discontinued operations:

Gain from results of operations and sale of discontinued operations, net of tax	1,309	25,054

Net income (loss)	(428,728)	10,733

Less net (gain) loss attributable to non-controlling interest included in discontinued operations	(702)	3,209

Net income (loss) attributable to Delta common stockholders	$(429,430)	$13,942

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(430,037)	$(14,321)
Gain from discontinued operations, net of tax	607	28,263

Net income (loss)	$(429,430)	$13,942

Basic loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(15.42)	$(0.52)
Discontinued operations	0.02	1.03

Net income (loss)	$(15.40)	$0.51

Diluted loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(15.42)	$(0.51)
Discontinued operations	0.02	1.00

Net income (loss)	$(15.40)	$0.49

(1)
All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$51,143	$47,138
Loss on property sales	—	(539)

Total revenue	51,143	46,599

Operating expenses:

Lease operating expense	10,535	15,082
Transportation expense	10,935	10,940
Production taxes	2,094	2,358
Exploration expense	329	952
Dry hole costs and impairments	420,863	29,762
Depreciation, depletion, amortization and accretion	33,180	35,410
General and administrative expense	19,165	28,770
Executive severance expense, net	—	(674)

Total operating expenses	497,101	122,600

Operating loss	(445,958)	(76,001)

Other income and (expense):

Interest expense and financing costs, net	(21,530)	(24,050)
Other income (expense)	(1,693)	686
Realized loss on derivative instruments, net	(5,371)	(5,132)
Unrealized gain on derivative instruments, net	4,137	28,072
Income from unconsolidated affiliates	294	893

Total other income and (expense)	(24,163)	469

Loss from continuing operations before income taxes and discontinued operations	(470,121)	(75,532)

Income tax expense (benefit)	(4,568)	564

Loss from continuing operations	(465,553)	(76,096)

Discontinued operations:

Gain (loss) from results of operations and sale of discontinued operations, net of tax	7,092	(81,644)

Net loss	(458,461)	(157,740)

Less net loss attributable to non-controlling interest included in discontinued operations	225	9,134

Net loss attributable to Delta common stockholders	$(458,236)	$(148,606)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(465,553)	$(76,096)
Gain (loss) from discontinued operations, net of tax	7,317	(72,510)

Net loss	$(458,236)	$(148,606)

Basic loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(16.59)	$(2.76)
Discontinued operations	0.26	(2.64)

Net loss	$(16.33)	$(5.40)

Diluted loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(16.59)	$(2.76)
Discontinued operations	0.26	(2.64)

Net loss	$(16.33)	$(5.40)

(1)
All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

			Additional			Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		mulated	stockholders’	controlling	Total
	Shares(1)	Amount	capital	Shares(1)	Amount	deficit	equity	interest	equity
	(In thousands)
Balance, December 31, 2010	28,514	$285	$1,635,783	3	$(279)	$(1,121,342)	$514,447	$(2,852)	$511,595

Net loss	—	—	—	—	—	(458,236)	(458,236)	(225)	(458,461)
Employee vesting of treasury stock held by subsidiary	—	—	(135)	(3)	279	—	144	(59)	85
Issuance of vested stock	598	6	(6)	—	—	—	—	—	—
Shares repurchased for withholding taxes	(216)	(2)	(1,016)	—	—	—	(1,018)	—	(1,018)
Forfeitures	(26)	—	—	—	—	—	—	—	—
Stock based compensation	—	—	5,965	—	—	—	5,965	96	6,061

Balance, September 30, 2011	28,870	$289	$1,640,591	—	$—	$(1,579,578)	$61,302	$(3,040)	$58,262

(1)
All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(458,461)	$(157,740)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on property sales	112	—
Depreciation, depletion, amortization – oil and gas	33,180	35,410
Depreciation, depletion, amortization – discontinued operations	5,464	39,565
(Gain) loss on sale of drilling assets – discontinued operations	(2,470)	782
Gain on sale of oil and gas assets – discontinued operations	(8,946)	(28,372)
Impairments – discontinued operations	—	93,260
Dry hole costs and impairments	420,863	29,762
Stock based compensation	6,497	8,808
Executive severance – stock-based awards forfeited	—	(2,274)
Amortization of deferred financing costs, bond discount, and installments payable discount	8,748	10,930
Increase in allowance for bad debt	—	1,437
Unrealized gain on derivative contracts	(4,137)	(28,072)
Income from unconsolidated affiliates	(294)	(893)
Deferred income tax expense	717	564
Other	1,144	47
Net changes in operating assets and liabilities:
Increase in trade accounts receivable	(303)	(318)
Increase in deposits and prepaid assets	(108)	(242)
Increase in inventories	(68)	—
(Increase) decrease in other current assets	(13)	919
Increase (decrease) in accounts payable	969	(20,627)
Increase (decrease) in other accrued liabilities	2,134	(8,904)
Increase in assets held for sale working capital, net	1,492	—

Net cash provided by (used in) operating activities	6,520	(25,958)

Cash flows from investing activities:
Additions to property and equipment	(50,752)	(24,959)
Additions to drilling and trucking equipment – assets held for sale	(1,529)	(1,322)
Proceeds from sale of oil and gas properties	42,085	115,180
Proceeds from sale of drilling assets – assets held for sale	3,429	547
Proceeds from sale of other fixed assets	61	54
Proceeds from sale of unconsolidated affiliates	1,517	3,879
Proceeds from escrow deposit	—	1,380
Increase (decrease) in other long-term assets	(7)	81

Net cash provided by (used in) investing activities	(5,196)	94,840

Cash flows from financing activities:
Proceeds from borrowings	55,202	86,500
Repayments of borrowings	(66,617)	(200,716)
Payment of deferred financing costs	(979)	(1,641)
Stock repurchased for withholding taxes	(1,019)	(746)

Net cash used in financing activities	(13,413)	(116,603)

Net decrease in cash and cash equivalents	(12,089)	(47,721)

Cash at beginning of period	14,190	61,918

Cash at end of period	$2,101	$14,197

Supplemental cash flow information:
Cash paid for interest and financing costs	$10,448	$17,177

DHS interest payable capitalized to principal balance (non-cash financing transaction)	$5,573	$—

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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
During the nine months ended September 30, 2011, the Company experienced a net loss attributable to Delta common stockholders of $458.2 million, and at September 30, 2011 had a working capital deficiency, excluding discontinued operations, of $149.3 million, including $21.0 million outstanding under the Third Amended and Restated Credit Agreement (the “MBL Credit Agreement”) with Macquarie Bank Limited (“MBL”) as administrative agent and issuing lender (which is classified as a current liability in the accompanying balance sheet). On June 28, 2011, the Company closed on a transaction with Wapiti Oil & Gas, L.L.C. (“Wapiti”) to sell its remaining interests in various non-core assets primarily located in Texas and Wyoming (the “2011 Wapiti Transaction”) for gross cash proceeds of approximately $43.2 million. Proceeds from the 2011 Wapiti Transaction were used to further reduce amounts outstanding under the MBL Credit Agreement, as well as to fund capital expenditures. The MBL Credit Agreement, as amended, provides for a revolving loan and a term loan, each with a maturity date of January 31, 2012. At September 30, 2011, $6.0 million was outstanding under the revolving loan and $15.0 million was outstanding under the term loan. In addition to the amounts outstanding under the MBL Credit Agreement which are due on January 31, 2012, the holders of the Company’s $115.0 million 3 3/4% senior convertible notes have the option to require the Company to repurchase the notes at par on May 1, 2012 and thus, such amount is also classified as a current liability in the accompanying balance sheet.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(2) Going Concern, Continued
While the 2011 Wapiti Transaction and the MBL Credit Agreement provided capital to the Company that helped to improve its financial position at that time, the Company does not currently have adequate capital to repay its credit facility borrowings due on January 31, 2012 or fund the purchase of convertible notes if the holders of such notes elect to require the Company to repurchase such notes on May 1, 2012, as expected.
In July 2011, the Board of Directors of the Company announced that it had engaged Macquarie Capital (USA) Inc. and Evercore Group, L.L.C. to act as advisors to the Company in conducting a strategic alternatives process in order to maximize shareholder value and address the 2012 debt maturities. In the strategic alternatives process, the board of directors has considered a wide variety of possible transactions, including the sale of the company, issuances of equity or debt securities, sales of assets, joint ventures and volumetric production payment financing, as well as other potential corporate transactions. With respect to a potential sale of the company or its assets, the Company solicited offers from a significant number of potential purchasers, including domestic and foreign industry participants and private equity firms, and has engaged in substantive negotiations with several such potential purchasers. However, the Company has not received any definitive offer with respect to an acquisition of the company or its assets that implies a value of the assets that is greater than its aggregate indebtedness, and has not been able to identify any significant source of additional financing that is likely to be available on acceptable terms. Accordingly, based on the results of the process to date, the Company believes that a restructuring of the Company’s indebtedness is likely to be necessary. The Company is continuing to discuss potential transactions with potential purchasers and expects to engage in discussions with certain holders of its outstanding senior notes. There can be no assurance that these discussions will lead to a definitive agreement on acceptable terms, or at all, with any party. Any transaction that is agreed to could be highly dilutive to existing stockholders. If the Company is unsuccessful in consummating a transaction or transactions that address the Company’s liquidity issues, the Company will be required to seek protection under chapter 11 of the U.S. Bankruptcy Code.
The timing, structure, terms, size, and pricing of any transaction consummated as a result of the strategic alternatives process will depend many factors beyond the Company’s control, and there can be no assurance that the Company will be able to obtain any such financing or consummate any such transaction, and if so, that it will be on terms satisfactory to the Company. These factors along with the liquidity issues discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.
The Company believes that the amounts available under the MBL Credit Agreement, as amended, combined with projected net cash from operating activities, will provide sufficient liquidity to fund its operating expenses, the limited Vega Area capital development plan, and maintain current debt service obligations until the January 2012 maturity of the Company’s credit facility.
The DHS Drilling Company (“DHS”) credit facility debt of $71.9 million at September 30, 2011 is included in the accompanying consolidated balance sheets as a component of liabilities related to assets held for sale. The DHS facility is non-recourse to Delta. During the first quarter of 2011, the Board of Directors of DHS engaged transaction advisors to commence a strategic alternatives process, focused on a sale of DHS or substantially all of its assets. Subsequent to quarter end, Delta sold its stock in DHS to DHS’s lender, Lehman Commercial Paper, Inc. (“LCPI”), for $500,000. See Note 15, Subsequent Events.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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
Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on certain properties that were sold or held for sale during the three and nine months ended September 30, 2011 have been reclassified from continuing operations to discontinued operations for all periods presented. In addition, the assets and liabilities of DHS, and oil and gas properties that were sold or held for sale, have been separately reflected in the accompanying consolidated balance sheets as assets held for sale and liabilities related to assets held for sale. Such reclassifications had no effect on net loss (See Note 4, “Discontinued Operations”).
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
Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. For proved properties, if the expected future cash flows exceed the carrying value of the

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future.
The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the three and nine months ended 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provisions were recognized.
For unproved properties, the need for an impairment charge is based on the Company’s plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the three and nine months ended September 30, 2010, zero and $25.7 million, respectively, of unproved property impairments were recorded.
During the three months ended September 30, 2011, the Company evaluated the fair value of its properties based on market indicators in conjunction with the progression of the strategic alternatives evaluation process. The Company has not received any definitive offer with respect to an acquisition of the Company or its assets that implies a value of the assets that is greater than the Company’s aggregate indebtedness. As a result, the Company recorded an impairment of $157.5 million to its Vega unproved leasehold, $239.8 million to its Vega area proved properties, $20.5 million to its Vega area gathering system and facilities, and $2.1 million to its Vega area surface acreage.
Exploratory Well Costs

Nine Months Ended
September 30, 2011
(in thousands)

Balance at beginning of year	$6,200
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,200
Exploratory well costs included in property divestitures	—
Reclassified to proved oil and gas properties based on the determination of proved reserves	(6,200)
Capitalized exploratory well costs charged to dry hole expense	—

Balance at end of period	$6,200

Exploratory well costs capitalized for one year or less after after completion of drilling	6,200
Exploratory well costs capitalized for greater than one year after completion of drilling	—

Balance at end of period	$6,200

The table does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same period. During 2010, the Company spud a deep test well in the Vega Area to explore the Company’s Piceance leasehold below the currently productive Williams Fork zone. Completion activities on the well began in February 2011 and the well was completed as a producing well with proved reserves during the three months ended September 30, 2011. A second deep test well was spud and completed as a producing well with proved reserves during the nine months ended September 30, 2011 and therefore is not included in the table above. A third deep test well was spud during the second quarter of 2011 and remains in progress.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(3) Summary of Significant Accounting Policies, Continued
Asset Retirement Obligations
The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells.
The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2011 to September 30, 2011 (in thousands):

Asset retirement obligation – January 1, 2011	$5,146
Reclassification for assets held for sale	(1,215)

Adjusted asset retirement obligation – January 1, 2011	3,931
Accretion expense	211
Change in estimate	(98)
Obligations incurred (from new wells)	375
Obligations settled	(20)
Obligations on sold properties	(359)

Asset retirement obligation – September 30, 2011	4,040
Less: Current portion of asset retirement obligation	(686)

Long-term asset retirement obligation	$3,354

Notes Receivable from Disposition of Unconsolidated Affiliates
During the third quarter of 2011, the Company entered into a settlement agreement with a third party to mutually release all claims associated with several prior agreements. In consideration of this settlement, Delta assigned its interest in the note receivable related to the sale of Delta Oilfield Tank Company (“DOTC”) to the third party. A loss of $1.6 million is included as a component of other expense for the three months ended September 30, 2011.
During the third quarter of 2011, the Company accepted a prepayment of $500,000 as payment in full for the outstanding note receivable related to the sale of Ally Equipment (“Ally”), forgoing $11,000 of accrued interest.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners, if any. For the three months ended September 30, 2011 and 2010, comprehensive income (loss) attributable to Delta common stockholders was ($429.4) million and $13.9 million, respectively. For the nine months ended September 30, 2011 and 2010, comprehensive loss attributable to Delta common stockholders was ($458.2) million and ($148.6) million, respectively.
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(4) Discontinued Operations
During the third quarter of 2010, the Company closed a transaction with Wapiti (the “2010 Wapiti Transaction”), selling all or a portion of the Company’s interest in various non-core assets primarily located in Colorado, Texas, and Wyoming for gross proceeds of $130.0 million. During the second quarter of 2011, the Company closed the 2011 Wapiti Transaction, selling the remaining portion of its interests in non-core assets primarily located in Texas and Wyoming for gross cash proceeds of approximately $43.2 million. In accordance with accounting standards, the results of operations relating to these properties have been reflected as discontinued operations for all periods presented. In addition, the assets and liabilities related to the oil and gas properties in the 2011 Wapiti Transaction have been separately reflected in the accompanying consolidated balance sheet as of December 31, 2010 as assets held for sale and liabilities related to assets held for sale.
In separate transactions in 2010, the Company sold its interest in the Howard Ranch field and the Laurel Ridge field and has included these properties in discontinued operations as well.
During the three months ended March 31, 2011, the Board of Directors of DHS engaged transaction advisors to commence a strategic alternatives process, focused on a sale of DHS or substantially all of its assets. As such, in accordance with accounting standards, the results of operations relating to DHS have been reflected as discontinued operations. In addition, the assets and liabilities of DHS have been separately reflected in the accompanying consolidated balance sheets as assets held for sale and liabilities related to assets held for sale. See Note 15, Subsequent Events regarding the sale of DHS which occurred subsequent to quarter end.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(4) Discontinued Operations, Continued
The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations as described above for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$197	$—	$197	$8,924	$—	$8,924
Contract drilling and trucking fees	—	14,757	14,757	—	15,204	15,204

Total Revenues	197	14,757	14,954	8,924	15,204	24,128

Operating Expenses:
Lease operating expense	(212)	—	(212)	1,843	—	1,843
Transportation expense	(28)	—	(28)	270	—	270
Production taxes	(35)	—	(35)	446	—	446
Depreciation, depletion, amortization and accretion – oil and gas	—	—	—	2,921	—	2,921
Impairment provision(1)	—	—	—	902	—	902
Drilling and trucking operating expenses	—	11,086	11,086	—	12,041	12,041
Depreciation and amortization – drilling and trucking(2)	—	—	—	—	4,801	4,801
General and administrative expense	—	722	722	—	2,473	2,473

Total operating expenses	(275)	11,808	11,533	6,382	19,315	25,697

Operating income (loss)	472	2,949	3,421	2,542	(4,111)	(1,569)

Other income and (expense):
Interest expense and financing costs, net	—	(2,075)	(2,075)	—	(1,743)	(1,743)
Other income (expense)	—	137	137	—	(544)	(544)

Total other income and (expense)	—	(1,938)	(1,938)	—	(2,287)	(2,287)

Income (loss) from discontinued operations	472	1,011	1,483	2,542	(6,398)	(3,856)
Income tax expense(3)	(174)	—	(174)	—	—	—

Income (loss) from results of operations of discontinued operations, net of tax	298	1,011	1,309	2,542	(6,398)	(3,856)

Gain on sales of discontinued operations, net of tax(4)	—	—	—	28,910	—	28,910

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$298	$1,011	$1,309	$31,452	$(6,398)	$25,054

(1)
 Impairment provision. In accordance with accounting standards, the impairment loss relating to certain properties held for sale at September 30, 2010 in conjunction with the 2010 and 2011 Wapiti Transactions were reflected as discontinued operations.

(2)
Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to zero for the three months ended September 30, 2011 as compared to $4.8 million for the comparable year earlier period. The decrease is due to not recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.

(3)
 Income tax expense. For the three months ended September 30, 2011, the Company recorded a tax benefit of $174,000 due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on discontinued operations.

(4)
  Gain on sales of discontinued operations – oil and gas. On July 30, 2010, the Company closed on a transaction with Wapiti Oil & Gas to sell all or a portion of the Company’s interests in various non-core assets primarily located in Texas and Wyoming for gross cash proceeds of approximately $130.0 million. In accordance with accounting standards, the Company recognized a $29.6 million gain on sale for the three months ended September 30, 2010 that is reflected in discontinued operations. On August 27, 2010, the Company closed on the Howard Ranch sale for cash proceeds of $550,000, recognizing a loss on sale of $687,000 in accordance with accounting standards.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(4) Discontinued Operations, Continued
The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations as described above for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$10,131	$—	$10,131	$37,219	$—	$37,219
Contract drilling and trucking fees	—	41,150	41,150	—	36,200	36,200

Total Revenues	10,131	41,150	51,281	37,219	36,200	73,419

Operating Expenses:
Lease operating expense	2,305	—	2,305	8,497	—	8,497
Transportation expense	(6)	—	(6)	1,714	—	1,714
Production taxes	367	—	367	2,013	—	2,013
Depreciation, depletion, amortization and accretion – oil and gas	2,795	—	2,795	23,966	—	23,966
Impairment provision(1)	—	—	—	93,260	—	93,260
Drilling and trucking operating expenses	—	33,593	33,593	—	28,053	28,053
Depreciation and amortization – drilling and trucking(2)	—	2,669	2,669	—	15,599	15,599
General and administrative expense	—	2,806	2,806	—	4,602	4,602

Total operating expenses	5,461	39,068	44,529	129,450	48,254	177,704

Operating income (loss)	4,670	2,082	6,752	(92,231)	(12,054)	(104,285)

Other income and (expense):
Interest expense and financing costs, net	—	(6,204)	(6,204)	—	(5,376)	(5,376)
Other income (expense)	—	2,625	2,625	—	(893)	(893)

Total other income and (expense)	—	(3,579)	(3,579)	—	(6,269)	(6,269)

Income (loss) from discontinued operations	4,670	(1,497)	3,173	(92,231)	(18,323)	(110,554)
Income tax expense(3)	(1,724)	—	(1,724)	—	—	—

Income (loss) from results of operations of discontinued operations, net of tax	2,946	(1,497)	1,449	(92,231)	(18,323)	(110,554)

Gain on sales of discontinued operations(4)	5,643	—	5,643	28,910	—	28,910

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$8,589	$(1,497)	$7,092	$(63,321)	$(18,323)	$(81,644)

(1)
  Impairment provision. In accordance with accounting standards, the impairment loss relating to certain properties held for sale at September 30, 2010 in conjunction with the 2010 and 2011 Wapiti Transactions were reflected as discontinued operations.

(2)
 Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to $2.7 million for the nine months ended September 30, 2011 as compared to $15.6 million for the comparable year earlier period. The decrease is due to not recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.

(3)
 Income tax expense. For the nine months ended September 30, 2011, the Company recorded a tax expense of $1.7 million due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. The Company’s net deferred tax position at September 30, 2011 is not impacted by this tax allocation.

(4)
 Gain on sales of discontinued operations – oil and gas. On June 28, 2011, the Company closed on a transaction with Wapiti Oil & Gas to sell its remaining interests in various non-core assets primarily located in Texas and Wyoming (the “2011 Wapiti Transaction”) for gross cash proceeds of approximately $43.2 million. In accordance with accounting standards, the Company recognized a $5.6 million gain on sale ($8.9 million gain, net of $3.3 million of tax) for the nine months ended September 30, 2011 that is reflected in discontinued operations. Gain on sales of discontinued operations – drilling. In June 2011, DHS sold substantially all of its Chapman Trucking assets for $3.3 million in proceeds and a gain of $2.9 million. Proceeds were used to reduce DHS bank debt.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(5) DHS Drilling
The carrying value of DHS’s drilling rigs and related equipment is assessed for impairment whenever circumstances indicate an impairment may exist. No such impairment provisions were recorded during the three and nine months ended September 30, 2011 and 2010. Subsequent to quarter end, Delta sold its stock in DHS to DHS’s lender, LCPI, for $500,000. See Note 15, Subsequent Events.
In January 2010, DHS entered into a daywork drilling contract with Desarrollos y Perforaciones De Mexico (“DPM”) to drill geothermal wells for the benefit of the Mexican national electric company (“CFE”) in the state of Puebla. The rig was released in July after drilling two wells. A total of $3.7 million has been invoiced to DPM for the project with $1.6 million being collected to date. The balance of $2.1 million has been reserved as a doubtful account due to concerns regarding collection, which is included as a component of assets held for sale – DHS subsidiary. Legal action is being taken to collect the amount owed to DHS and the rig is currently under contract.
(6) Long Term Debt
Installments Payable on Property Acquisition
On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installment payable that was due on November 1, 2011 is recorded in the accompanying consolidated financial statements as a current liability at a discounted value and was paid subsequent to quarter end. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $600,000 and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and accretion of $1.9 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively.
7% Senior Unsecured Notes, due 2015
On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The Company was in compliance with the covenants under the indenture as of September 30, 2011 (See Note 13, “Guarantor Financial Information”). The fair value of the Company’s senior unsecured notes at September 30, 2011 was approximately $111.0 million.
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The convertible notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased, but each holder of convertible notes has the option to require the Company to purchase any outstanding convertible notes on each of May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027 and May 1, 2032 at a price equal to 100% of the principal amount of the convertible notes to be purchased, payable in cash. The convertible notes were recorded based on the estimated fair value of the liability component and the equity component. The debt discount on the liability component is accreted over the expected life of the convertible notes, including $1.2 million and $1.2 million of accretion for the three months ended September 30, 2011 and 2010, respectively, and $3.6 million and $3.4 million of accretion for the nine months ended September 30, 2011 and 2010, respectively. Combined with the amortization of debt discount, the convertible notes had an effective interest rate of approximately 8.0% and 7.8% with total interest costs of $2.3 million and $2.2 million for the three months ended September 30, 2011 and 2010, respectively, and interest costs of $6.8 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively. The fair value of the convertible notes at September 30, 2011 was approximately $101.2 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(6) Long Term Debt, Continued
Credit Facility – Delta
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
At September 30, 2011, $6.0 million was outstanding under the revolving loan and $15.0 million was outstanding under the term loan. The revolving loan and the term loan are subject to quarterly financial covenants, in each case as defined in the MBL Credit Agreement and described in summary here, including maintenance of a minimum current ratio of 1:1, minimum quarterly net operating cash flow of $8.6 million, and maximum quarterly general and administrative expenses (excluding equity based compensation) of $5.0 million. In addition, the Company may not permit its trade payables to be outstanding more than 90 days following the receipt of applicable invoices. At September 30, 2011, the Company was not in compliance with the minimum current ratio covenant under the MBL Credit Agreement. However, a waiver of the covenant violation was obtained subsequent to quarter end from MBL at no cost to the Company.
Credit Facility – DHS
The DHS credit facility debt of $71.9 million at September 30, 2011 is included in the accompanying consolidated balance sheets as a component of liabilities related to assets held for sale. The DHS credit facility is non-recourse to Delta. Subsequent to quarter end, Delta sold its stock in DHS to DHS’s lender, LCPI, for $500,000. See Note 15, Subsequent Events.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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
Derivative liabilities consist of future oil, gas, and natural gas liquids commodity swap contracts valued using both quoted prices for identically traded contracts and observable market data for similar contracts (NYMEX WTI oil, CIG gas, and Mont Belvieu natural gas liquids swaps – Level 2).
Proved property impairments — The fair values of the proved properties are estimated using internal discounted cash flow calculations based upon the Company’s estimates of reserves and are considered to be level 3 fair value measurements.
Asset retirement obligations — The initial fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s asset retirement obligations, including revisions of the estimated fair values during the nine months ended September 30, 2011 and 2010, and are considered to be Level 3 fair value measurements.
The following table lists the Company’s fair value measurements by hierarchy as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs
Assets (Liabilities)	(Level 1)	(Level 2)	(Level 3)	Total

Recurring
Derivative assets – September 30, 2011	$—	$1,144	$—	$1,144
Derivative liabilities – December 31, 2010	—	(2,993)	—	(2,993)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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
At September 30, 2011, all of the Company’s outstanding derivative contracts were fixed price swaps. Under the swap agreements, the Company receives the fixed price and pays the floating index price. The Company’s swaps are settled in cash on a monthly basis. By entering into swaps, the Company effectively fixes the price that it will receive for a portion of its production.
The following table summarizes the Company’s open derivative contracts at September 30, 2011:

						Net Fair Value
				Remaining		Asset (Liability) at
Commodity	Volume		Fixed Price	Term	Index Price	September 30, 2011
						(In thousands)

Crude oil	203	Bbls / Day	$57.70	Oct ’11 - Dec ’11	NYMEX – WTI	$(425)
Crude oil	62	Bbls / Day	$91.05	Oct ’11 - Dec ’11	NYMEX – WTI	56
Crude oil	230	Bbls / Day	$91.05	Jan ’12 - Dec ’12	NYMEX – WTI	843
Crude oil	162	Bbls / Day	$91.05	Jan ’13 - Dec ’13	NYMEX – WTI	446
Natural gas	12,000	MMBtu / Day	$5.150	Oct ’11 - Dec ’11	CIG	1,637
Natural gas	3,253	MMBtu / Day	$5.040	Oct ’11 - Dec ’11	CIG	411
Natural gas	12,052	MMBtu / Day	$4.440	Jan ’12 - Dec ’12	CIG	1,993
Natural gas	10,301	MMBtu / Day	$4.440	Jan ’13 - Dec ’13	CIG	(208)
Natural gas liquids(1)	34,367	Gallons / Day	$0.913	Oct ’11 - Dec ’11	MT. BELVIEU	(921)
Natural gas liquids(1)	30,617	Gallons / Day	$0.832	Jan ’12 - Dec ’12	MT. BELVIEU	(2,114)
Natural gas liquids(1)	12,286	Gallons / Day	$0.767	Jan ’13 - Dec ’13	MT. BELVIEU	(574)

						$1,144

(1)	Natural gas liquids includes purity ethane, propane, natural gasoline, normal butane and isobutene derivatives and the weighted average price is used.
The pre-credit risk adjusted fair value of the Company’s net derivative asset as of September 30, 2011 was $684,000. A credit risk adjustment of $460,000 to the fair value of the derivatives increased the reported amount of the net derivative assets on the Company’s consolidated balance sheet to $1.1 million.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(8) Commodity Derivative Instruments, Continued
The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The following table summarizes the fair values and location in the Company’s consolidated balance sheet of all derivatives held by the Company as of September 30, 2011 and December 31, 2010 (in thousands):

Derivatives Not Designated as		September 30, 2011	Dec. 31, 2010
Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value
Assets (Liabilities)
Commodity Swaps	Derivative Instruments – Current Assets (Liabilities), net	$1,463	$(574)
Commodity Swaps	Derivative Instruments – Long-Term Liabilities, net	(319)	(2,419)

Total		$1,144	$(2,993)

The following table summarizes the realized and unrealized gains and losses and the classification in the consolidated statement of operations of derivatives not designated as hedging instruments for the nine months ended September 30, 2011 and 2010 (in thousands):

		September 30, 2011	September 30, 2010
		Amount of Gain	Amount of Gain
		(Loss) Recognized	(Loss) Recognized
Derivatives Not Designated as	Location of Gain (Loss) Recognized in	in Income	in Income
Hedging Instruments	Income on Derivatives	on Derivatives	on Derivatives
Commodity Swaps	Realized Loss on Derivative Instruments, net – Other Income and (Expense)	$(5,371)	$(5,132)
Commodity Swaps	Unrealized Gain on Derivative Instruments, net – Other Income and (Expense)	4,137	28,072

		$(1,234)	$22,940

(9) Commitments and Contingencies
Convertible Notes – Right of Repurchase
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
Decommissioning of Offshore California Leases
The Company formerly owned a 2.41934% working interest in OCS Lease 320 in the Sword Unit, Offshore California, and its 91.68% owned subsidiary, Amber Resources Company of Colorado (“Amber”) formerly owned a 0.97953% working interest in the same lease.  Lease 320 was conveyed back to the United States at the conclusion of litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site.  The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease.  On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(9) Commitments and Contingencies, Continued
discharged by the government’s breach of contract.  On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit.  It is currently unknown whether or not the appeal will be successful. In September 2011, however, the Company received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, the Company’s pro rata share of the estimated cost of decommissioning the well would be approximately $2.6 million.  The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment.  The operator has indicated the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors.  The actual costs of decommissioning the well could be materially different from the estimate provided by the operator.  As a non-operator in this well the Company is unable to determine a reasonable estimate of the liability, if any, at this time. If the working interest owners are ultimately held liable, the Company would be responsible for the payment of its proportionate share of the actual cost of any decommissioning operation.
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
(10) Stockholders’ Equity
Preferred Stock
The Company has 3.0 million shares of preferred stock authorized and issuable from time to time in one or more series. As of September 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.
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
During the three months ended March 31, 2011 and 2010, the Company issued 98,800 and 48,078 fully vested shares to the non-employee members of the Board of Directors in consideration for their service on the Board for the years ended December 31, 2010 and 2009, respectively. On June 10, 2011, the Company granted 3,308 fully vested shares in conjunction with the resignation of a member of the Board of Directors in consideration for service in 2011 through the date of his resignation. On June 21, 2011, the Company granted 489,227 shares of non-vested common stock to certain employees. The shares vest in full on the earlier of a change in control or July 1, 2012. In conjunction with this grant, the Company agreed to establish a “floor” price for the value of the shares on the date of vesting equal to the value of the shares on the grant date ($5.50 per share). In the event that the market price of the shares on the date of vesting is lower than the floor price on the date of vesting, the difference will be paid to the employees in cash. The compensation expense for the shares consists of a fixed equity component ($5.50 per share) and a variable liability component (based on the difference between the market price of the shares, if lower, and the floor price of the shares),

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(10) Stockholders’ Equity, Continued
both of which are included as a component of general and administrative expense in the accompanying consolidated statements of operations. On July 1, 2011, approximately 607,000 shares of common stock vested of which 215,000 shares of common stock were transferred to the Company for reimbursement of taxes paid by the Company on behalf of employees relating to the vesting of such shares. On July 19, 2011, 7,500 shares were issued to directors that did not stand for re-election in consideration for a partial year of service to the Company.
Stock Based Compensation
The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Non-vested stock(1)	$1,713	$1,716	$6,324	$8,187
Stock options	—	109	—	109
Performance shares	49	131	200	512

Total	$1,762	$1,956	$6,524	$8,808

(1)
 Non-vested stock includes $27,000 and $73,000 for the three months ended September 30, 2011 and 2010, respectively, and $123,000 and $436,000 for the nine months ended September 30, 2011 and 2010, respectively, that relates to DHS which is included as a component of discontinued operations in the accompanying consolidated statements of operations.

The Company recognizes the cost of share based payments over the period during which the employee provides service. Exercise prices for options outstanding under the Company’s various plans as of September 30, 2011 ranged from $7.90 to $153.40 per share. At September 30, 2011, there was no unrecognized compensation cost related to stock options as all outstanding options are vested. At September 30, 2011, the Company had 150,300 options outstanding at a weighted average exercise price of $75.00 per share. At September 30, 2011, the Company had 587,399 non-vested shares outstanding and no performance shares outstanding. At September 30, 2011, the total unrecognized compensation cost related to the performance shares and the non-vested portion of restricted stock was $3.4 million which is expected to be recognized over a weighted average period of 0.5 years.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(11) Income Taxes
Income tax expense (benefit) attributable to loss from continuing operations was approximately $64,000 and $86,000 for the three months ended September 30, 2011 and 2010, respectively, and ($4.6) million and $564,000 for the nine months ended September 30, 2011 and 2010, respectively. Also included in the three months ended June 30, 2011 was a current tax benefit related to a tax refund received as a result of a tax law change that allowed us to carry-back operating losses to a period in which we previously paid tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at September 30, 2011.
During the three months ended September 30, 2011 and 2010, DHS recorded net operating losses and as of September 30, 2011 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.
For the three and nine months ended September 30, 2011, the Company recorded a tax benefit of $174,000 and $5.0 million, respectively, due to a non-cash income tax benefit related to income from discontinued operations and gains from the sale of discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. The Company’s net deferred tax position at September 30, 2011 is not impacted by this tax allocation.
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
During the three and nine months ended September 30, 2011 and 2010, no adjustments were recognized for uncertain tax benefits.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss) attributable to Delta common stockholders	$(429,430)	$13,942	$(458,236)	$(148,606)

Basic weighted-average common shares outstanding	27,883	27,530	28,055	27,544
Add: dilutive effects of stock options and unvested stock grants	—	676	—	—

Diluted weighted-average common shares outstanding	27,883	28,206	28,055	27,544

Net loss per common share attributable to Delta common stockholders
Basic	$(15.40)	$(0.51)	$(16.33)	$(5.40)

Diluted	$(15.40)	$(0.49)	$(16.33)	$(5.40)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock issuable upon conversion of convertible notes	379	379	379	379
Stock options	150	161	150	161
Performance share grants(1)	—	—	—	8
Non-vested restricted stock	587	—	587	777

Total potentially dilutive securities	1,116	540	1,116	1,325

(1)
During the three months ended June 30, 2011, the two remaining holders of the performance shares returned to the Company for no additional consideration the 8,000 unvested performance shares remaining at the time.

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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
The following financial information sets forth the Company’s condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.
Condensed Consolidated Balance Sheet
September 30, 2011

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Current assets	$113,237	$307	$71,724	$—	$185,268

Property and equipment:
Oil and gas properties	737,514	—	19,215	—	756,729
Other	72,988	2,567	—	—	75,555

Total property and equipment	810,502	2,567	19,215	—	832,284

Accumulated depletion and depreciation	(469,760)	(2)	—	—	(469,762)

Net property and equipment	340,742	2,565	19,215	—	362,522

Investment in subsidiaries	(558)	—	—	558	—
Other long-term assets	4,074	2,407	—	—	6,481

Total assets	$457,495	$5,279	$90,939	$558	$554,271

Current liabilities	$263,795	$(28)	$78,828	$—	$342,595

Long-term liabilities:
Long-term debt, derivative instruments and deferred taxes	148,259	1,801	—	—	150,060
Asset retirement obligations	3,354	—	—	—	3,354

Total long-term liabilities	151,613	1,801	—	—	153,414

Total Delta stockholders’ equity	45,127	3,506	12,111	558	61,302

Non-controlling interest	(3,040)	—	—	—	(3,040)

Total equity	42,087	3,506	12,111	558	58,262

Total liabilities and equity	$457,495	$5,279	$90,939	$558	$554,271

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(13) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2011

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$16,546	$—	$—	$—	$16,546

Operating expenses:
Oil and gas expenses	7,560	17	—	—	7,577
Exploration expense	53	—	—	—	53
Dry hole costs and impairments	419,098	1,349	—	—	420,447
Depreciation and depletion	10,701	—	—	—	10,701
General and administrative	6,033	10	22	—	6,065

Total operating expenses	443,445	1,376	22	—	444,843

Operating (loss)	(426,899)	(1,376)	(22)	—	(428,297)

Other income and (expense)	(1,682)	6	—	—	(1,676)
Income tax benefit (expense)	(64)	—	—	—	(64)
Discontinued operations	298	—	1,011	—	1,309

Net income (loss)	(428,347)	(1,370)	989	—	(428,728)

Net income attributable to non-controlling interest	(702)	—	—	—	(702)

Net income (loss) attributable to Delta common stockholders	$(429,049)	$(1,370)	$989	$—	$(429,430)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$12,576	$77	$(1)	$—	$12,652

Operating expenses:
Oil and gas expenses	8,520		—	—	8,520
Exploration expense	368	—	—	—	368
Dry hole costs and impairments	(1,193)	29	—	—	(1,164)
Depreciation and depletion	11,522	—	—	—	11,522
General and administrative	7,160	12	26	—	7,198

Total operating expenses	26,377	41	26	—	26,444

Operating loss	(13,801)	36	(27)	—	(13,792)

Other income and (expense)	(374)	(70)	1	—	(443)
Income tax expense	(86)	—	—	—	(86)
Discontinued operations	57,351	(381)	(31,916)	—	25,054

Net income (loss)	43,090	(415)	(31,942)	—	10,733

Less net loss attributable to non-controlling interest	3,209	—	—	—	3,209

Net loss attributable to Delta common stockholders	$46,299	$(415)	$(31,942)	$—	$13,942

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(13) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2011

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$51,143	$—	$—	$—	$51,143

Operating expenses:
Oil and gas expenses	23,547	17	—	—	23,564
Exploration expense	329	—	—	—	329
Dry hole costs and impairments	419,553	1,310	—	—	420,863
Depreciation and depletion	33,180	—	—	—	33,180
General and administrative	19,061	31	73	—	19,165

Total operating expenses	495,670	1,358	73	—	497,101

Operating income (loss)	(444,527)	(1,358)	(73)	—	(445,958)

Other income and (expenses)	(24,182)	17	2	—	(24,163)
Income tax benefit	4,568	—	—	—	4,568
Discontinued operations	8,589	—	(1,497)	—	7,092

Net income (loss)	(455,552)	(1,341)	(1,568)	—	(458,461)

Less net loss attributable to non-controlling interest	225	—	—	—	225

Net income (loss) attributable to Delta common stockholders	$(455,327)	$(1,341)	$(1,568)	$—	$(458,236)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Adjustments/
	Issuer	Entities	Entities	Eliminations	Consolidated

Total revenue	$46,522	$77	$—	$—	$46,599

Operating expenses:
Oil and gas expenses	28,380	—	—	—	28,380
Exploration expense	952	—	—	—	952
Dry hole costs and impairments	24,342	4,834	586	—	29,762
Depreciation and depletion	35,408	2	—	—	35,410
General and administrative	27,961	41	94	—	28,096

Total operating expenses	117,043	4,877	680	—	122,600

Operating loss	(70,521)	(4,800)	(680)	—	(76,001)

Other income and (expenses)	464	1	4	—	469
Income tax expense	(564)	—	—	—	(564)
Discontinued operations	11,414	(201)	(92,857)	—	(81,644)

Net loss	(59,207)	(5,000)	(93,533)	—	(157,740)

Less net loss attributable to non-controlling interest	9,134	—	—	—	9,134

Net loss attributable to Delta common stockholders	$(50,073)	$(5,000)	$(93,533)	$—	$(148,606)

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(13) Guarantor Financial Information, Continued
Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2011

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated

Cash provided by (used in):
Operating activities	$5,313	$27	$1,180	$6,520
Investing activities	(7,414)	(23)	2,241	(5,196)
Financing activities	(9,923)	—	(3,490)	(13,413)

Net increase (decrease) in cash and cash equivalents	(12,024)	4	(69)	(12,089)

Cash at beginning of the period	13,154	61	975	14,190

Cash at the end of the period	$1,130	$65	$906	$2,101

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Issuer	Entities	Entities	Consolidated

Cash provided by (used in):
Operating activities	$(40,857)	$(665)	$15,564	$(25,958)
Investing activities	97,888	622	(3,670)	94,840
Financing activities	(104,450)	—	(12,153)	(116,603)

Net increase (decrease) in cash and cash equivalents	(47,419)	(43)	(259)	(47,721)

Cash at beginning of the period	58,533	74	3,311	61,918

Cash at the end of the period	$11,114	$31	$3,052	$14,197

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(14) Business Segments
The Company has two reportable segments: oil and gas exploration and production (“Oil and Gas”) and drilling and trucking operations (“Drilling”) through its ownership in DHS. However, as DHS has been reported as discontinued operations (see Note 4, “Discontinued Operations”), drilling did not affect continuing operations and thus is excluded from the table below. Following is a summary of segment results impacting continuing operations for the three and nine months ended September 30, 2011 and 2010:

			Inter-segment
	Oil and Gas	Drilling	Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2011
Revenues from external customers	$16,546	$—	$—	$16,546
Inter-segment revenues	—	—	—	—

Total revenues	$16,546	$—	$—	$16,546

Operating loss	$(428,297)	$—	$—	$(428,297)

Other expense (1)	(1,676)	—	—	(1,676)

Loss from continuing operations, before tax	$(429,973)	$—	$—	$(429,973)

Three Months Ended September 30, 2010
Revenues from external customers	$12,652	$—	$—	$12,652
Inter-segment revenues	—	—	—	—

Total revenues	$12,652	$—	$—	$12,652

Operating loss	$(13,792)	$—	$—	$(13,792)

Other expense (1)	(443)	—	—	(443)

Loss from continuing operations, before tax	$(14,235)	$—	$—	$(14,235)

Nine Months Ended September 30, 2011
Revenues from external customers	$51,143	$—	$—	$51,143
Inter-segment revenues	—	—	—	—

Total revenues	$51,143	$—	$—	$51,143

Operating loss	$(445,958)	$—	$—	$(445,958)

Other expense (1)	(24,163)	—	—	(24,163)

Loss from continuing operations, before tax	$(470,121)	$—	$—	$(470,121)

Nine Months Ended September 30, 2010
Revenues from external customers	$46,599	$—	$—	$46,599
Inter-segment revenues	—	—	—	—

Total revenues	$46,599	$—	$—	$46,599

Operating loss	$(76,001)	$—	$—	$(76,001)

Other income (1)	469	—	—	469

Loss from continuing operations, before tax	$(75,532)	$—	$—	$(75,532)

September 30, 2011
Total Assets	$549,825	$70,819	$(66,373)	$554,271

December 31, 2010
Total Assets	$1,016,635	$74,093	$(66,616)	$1,024,112

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

DELTA PETROLEUM CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(15) Subsequent Events
On October 27, 2011, the Company paid the third of three installments payable related to its February 2008 acquisition of leasehold interests in the Piceance Basin from EnCana Oil & Gas (USA) Inc. The $100.0 million payment was funded with restricted cash on hand and the related letter of credit was released in conjunction with the final payment.
On October 31, 2011, Delta sold its stock in DHS to DHS’s lender, LCPI, for $500,000. Delta expects to recognize a gain of approximately $6.1 million in connection with the divestiture of DHS during the three months ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategic Alternatives Update
As previously announced, in July 2011 we engaged Macquarie Capital (USA) Inc. and Evercore Group, L.L.C. to advise us in conducting a strategic alternatives process in order to maximize shareholder value and address debt maturities arising in 2012, specifically the January 2012 maturity of our credit facility and the expected mandatory redemption in May 2012 of our $115.0 million senior convertible notes. In the strategic alternatives process, our board of directors has considered a wide variety of possible transactions, including the sale of the company, issuances of equity or debt securities, sales of assets, joint ventures and volumetric production payment financing, as well as other potential corporate transactions. With respect to a potential sale of the company or its assets, we solicited offers from a significant number of potential purchasers, including domestic and foreign industry participants and private equity firms, and have engaged in substantive negotiations with several such potential purchasers. However, we have not received any definitive offer with respect to an acquisition of the company or its assets that implies a value of the assets that is greater than our aggregate indebtedness, and have not been able to identify any significant source of additional financing that is likely to be available on acceptable terms. Accordingly, based on the results of the process to date, we believe that a restructuring of our indebtedness is likely to be necessary. We are continuing to discuss potential transactions with potential purchasers and expect to engage in discussions with certain holders of our outstanding senior notes. There can be no assurance that these discussions will lead to a definitive agreement on acceptable terms, or at all, with any party. Any transaction that is agreed to could be highly dilutive to existing stockholders. If we are unsuccessful in consummating a transaction or transactions that address our liquidity issues, we will be required to seek protection under chapter 11 of the U.S. Bankruptcy Code.
On November 2, 2011, Delta appointed John T. Young, Jr. as its Chief Restructuring Officer. Mr. Young is a Senior Managing Director at Conway MacKenzie, Inc., which Delta has retained to assist with its strategic alternatives process. Mr. Young has substantial knowledge and experience providing restructuring advisor services, including interim management and debtor advisory, bankruptcy preparation and management, litigation support, post-merger integration and debt restructuring and refinancing. Mr. Young’s experience also includes serving in a multitude of advisory capacities within the energy and oilfield services industries.
Other Recent Developments
•
During the three months ended September 30, 2011, we evaluated the fair value of our properties based on market indicators in conjunction with the progression of the strategic alternatives evaluation process. We have not received any definitive offer with respect to an acquisition of the Company or its assets that implies a value of the assets that is greater than our aggregate indebtedness. As a result, we recorded an impairment of $157.5 million to our Vega unproved leasehold, $239.8 million to our Vega area proved properties, $20.5 million to our Vega area gathering system and facilities, and $2.1 million to our Vega area surface acreage.

•
On October 31, 2011, we sold our stock in DHS, our 49.8% subsidiary, to DHS’s lender, Lehman Commercial Paper, Inc. (“LCPI”), for $500,000. We expect to recognize a gain of approximately $6.1 million in connection with the divestiture of DHS during the three months ending December 31, 2011.

•	On July 25, 2011, we announced that our 2C well drilled to evaluate deep potential on our Vega leasehold was successfully completed and brought on sales on July 21, 2011.
•
In May 2011, we retained Macquarie Tristone to provide advisory services relating to the potential sale of certain of our non-operated assets located in the Texas Gulf Coast and DJ Basin regions. On June 28, 2011, we closed on a transaction with Wapiti Oil & Gas, L.L.C. (“Wapiti”) to sell our remaining interests in various non-core assets primarily located in Texas and Wyoming (the “2011 Wapiti Transaction”) for gross cash proceeds of approximately $43.2 million. A portion of the proceeds from the 2011 Wapiti Transaction was used to further reduce amounts outstanding under the Company’s credit facility, and a portion was used to fund our planned capital development activities in the Vega Area.

•
On June 28, 2011, the Third Amended and Restated Credit Agreement (the “MBL Credit Agreement”) with Macquarie Bank Limited (“MBL”) as administrative agent and issuing lender was amended in conjunction with the 2011 Wapiti Transaction to reduce the amounts available under the revolving and term loan portions of the credit facility to $18.0 million and $15.0 million, respectively. In addition, as required by the MBL Credit Agreement amendment, we paid $3.3 million cash to settle a portion of our oil derivative contracts outstanding from July 2011 to December 2013.

2011 Operations Overview
During the first nine months of 2011, we completed three previously drilled Williams Fork wells using Gen IV fracturing methods, concluded drilling operations on our exploratory test well that was in progress at year-end bringing it on sales during the quarter ended September 30, 2011, and spud, completed and began production on a second test well in an effort to continue to evaluate resource potential below the Williams Fork formation in the Vega Area. A third exploratory test well below the Williams Fork was spud in mid-May and remains in progress and will also serve as a lease preservation well. Drilling operations are expected to commence on a fourth exploratory test well during the three months ended December 31, 2011. The timing of completions of the remaining two previously drilled Williams Fork wells is currently unknown. Based on current commodity prices and our current sources of capital, we intend to continue to focus capital expenditures for the remainder of 2011 on the fourth exploratory test well which is also a lease preservation well. Although our available capital is limited we expect it will be sufficient to allow for the funding of these development plans. These plans may be adjusted from time to time depending on commodity prices, exploratory well test results, capital availability or other factors.
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
We believe that the amounts available under our credit facility, as amended, combined with our net cash from operating activities, will provide us with sufficient funds to fund our planned operating expenses and capital development activities described herein and maintain current debt service obligations through the end of 2011. Significant changes in operating cash flow, drilling and completion costs, or capital development decisions could impact remaining liquidity and cause violations under our credit facility. As discussed above, our 2011 capital expenditure program, and in particular our drilling and completion capital budget for the Vega Area, is dependent on capital availability as well as the results of our drilling and completion activities on the Vega Area exploratory test wells that are currently underway.
To support our future capital expenditure program, and in order to address the January 2012 maturity of our MBL credit facility and the redemption at the option of the holders in May 2012 of our $115.0 million convertible notes, we will need to seek sources of long-term capital (including the issuance of equity, debt instruments, sales of assets and joint venture financing), as well as consider other potential corporate transactions including, potentially, the sale of the Company. As discussed above, we have announced and are pursuing a strategic alternatives process in that regard, although at this time that process has not resulted in a definitive transaction agreement that would address the near-term maturity of the MBL Credit Agreement or the redemption of the convertible notes.
The timing, structure, terms, size, and pricing of any such financing or transaction will depend on investor interest and market conditions, as well as our drilling and completion results, and there can be no assurance that we will be able to obtain any such financing or consummate any such transaction, and if so, that it will be on terms satisfactory to the Company. If we are unsuccessful in consummating a transaction or transactions that address our liquidity issues, we will be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code.
Our Credit Facility
On December 29, 2010, we entered into the MBL Credit Agreement pursuant to which our former credit facility lenders assigned their interests to MBL. As a combined result of amendments on March 14, 2011 to increase the amount available under the term loan and June 28, 2011 to reduce the borrowing base for the revolving loan and reduce the amount available under the term loan in conjunction with the divestiture of assets, the revolving loan currently has a borrowing base of $18.0 million and the term loan is limited to $15.0 million. At September 30, 2011, $6.0 million was outstanding under the revolving loan and $15.0 million was outstanding under the term loan. We were not in compliance with the minimum current ratio covenant under our credit facility at September 30, 2011. However, a waiver of the covenant violation was obtained subsequent to quarter end from MBL at no cost to us.

DHS Credit Facility
At September 30, 2011, DHS remained out of compliance with certain financial covenants under its credit facility. The DHS credit facility matured on August 31, 2011 and, as such, all amounts outstanding under the DHS credit facility are classified as a current liability in the accompanying consolidated balance sheet as of September 30, 2011 as a component of liabilities related to assets held for sale. Subsequent to quarter end, we sold our stock in DHS to DHS’s lender, LCPI, for $500,000.
Capital Resources and Requirements
Our accompanying financial statements have been prepared assuming we will continue as a going concern. The 2010 Wapiti Transaction and the 2011 Wapiti Transaction provided capital to reduce debt and fund our development program. However, the MBL Credit Agreement matures on January 31, 2012 and the holders of our $115.0 million convertible notes can require us to repurchase the notes at par on May 1, 2012. Thus, our ability to continue as a going concern will be dependent upon our lender’s willingness to amend the terms or extend the maturity of our credit facility, the convertible note holders’ willingness to amend or restructure the convertible notes, or our success in generating additional sources of capital in the near future.
As of September 30, 2011, our corporate rating and senior unsecured debt rating were Caa3 and Ca, respectively, as issued by Moody’s Investors Service. Moody’s outlook was “negative.” As of September 30, 2011, our corporate credit and senior unsecured debt ratings were CCC and CCC, respectively, as issued by Standard and Poor’s (“S&P”). S&P’s outlook on its rating was “negative.”
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
Cash Flows
During the nine months ended September 30, 2011, we had an operating loss of $446.0 million, net cash provided by operating activities of $6.5 million, net cash used in investing activities of $5.2 million, and net cash used in financing activities of $13.4 million. During this period we spent $50.8 million on oil and gas development activities. At September 30, 2011, we had $2.1 million in cash and $12.0 million available under our credit facility, total assets of $554.3 million and a debt to capitalization ratio of 85.9%. Debt, excluding installments payable on property acquisition which are secured by restricted cash deposits and the DHS credit facility which is non-recourse to Delta, at September 30, 2011 totaled $282.9 million, comprised of $21.0 million of bank debt, $149.7 million of senior subordinated notes and $112.2 million of senior convertible notes. In accordance with applicable accounting rules, the senior convertible notes are recorded at a discount to their stated amount due of $115.0 million.
Results of Operations
The following discussion and analysis relates to items that have affected our results of operations for the three and nine months ended September 30, 2011 and 2010. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $429.4 million, or $15.40 per diluted common share, for the three months ended September 30, 2011, compared to net income attributable to Delta common stockholders of $13.9 million, or $0.49 per diluted common share, for the three months ended September 30, 2010. There were a number of items affecting comparability between periods including dry hole costs and impairments, operating expenses, and discontinued operations, among others. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.

Oil and Gas Sales. During the three months ended September 30, 2011, oil and gas sales increased 31% to $16.5 million, as compared to $12.7 million for the comparable period a year earlier. The increase was principally the result of a 33% increase in the natural gas price and a 22% increase in the oil price. The average natural gas price received during the three months ended September 30, 2011 increased to $5.91 per Mcf compared to $4.44 per Mcf for the year earlier period. The average oil price received during the three months ended September 30, 2011 increased to $71.45 per Bbl compared to $58.71 per Bbl for the prior year period.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30,
	2011	2010
Production – Continuing Operations:
Oil (Mbbl)	32	39
Gas (Mmcf)	2,418	2,327
Total Production (Mmcfe) – Continuing Operations	2,608	2,563

Average Price – Continuing Operations:
Oil (per barrel)	$71.45	$58.71
Gas (per Mcf)	$5.91	$4.44

Costs (per Mcfe) – Continuing Operations:
Lease operating expense	$1.37	$1.78
Transportation expense	$1.29	$1.29
Production taxes	$0.24	$0.26
Depletion expense	$3.75	$4.20

Realized derivative gain (loss) (per Mcfe)	$0.03	$(0.16)
Lease Operating Expense. Lease operating expenses for the three months ended September 30, 2011 decreased to $3.6 million from $4.6 million in the prior year period primarily due to lower water handling costs in the Vega Area as a result of the resumption of development activities and improved water handling facilities. As a result, lease operating expenses per Mcfe in the Vega Area declined from $1.63 per Mcfe for the three months ended September 30, 2010 to $1.12 per Mcfe for the three months ended September 30, 2011. Overall, lease operating expense per Mcfe from continuing operations for the three months ended September 30, 2011 decreased to $1.37 per Mcfe from $1.78 per Mcfe.
Transportation Expense. Transportation expense for the three months ended September 30, 2011 decreased to $3.4 million from $3.3 million in the prior year. Transportation expense per Mcfe held constant at $1.29 per Mcfe for the quarters ended September 30, 2011 and 2010.
Production Taxes. Production taxes for the three months ended September 30, 2011 were $633,000, as compared to prior year costs of $667,000. Production taxes as a percentage of oil and gas sales were 3.8% and 5.3% for the three months ended September 30, 2011 and 2010, respectively. The decrease in the 2011 percentage was primarily due to a decrease in the effective Colorado severance tax rate.
Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of $420.4 million for the three months ended September 30, 2011 compared to $(1.2) million for the comparable period a year ago. During the three months ended September 30, 2011, proved and unproved property impairments to the Vega area of $420.1 million were recognized. During the three months ended September 30, 2010, dry hole and impairment costs were a result of minor cost true-ups.
Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion and amortization expense decreased 7% to $10.7 million for the three months ended September 30, 2011, as compared to $11.5 million for the comparable year earlier period. Depletion expense for the three months ended September 30, 2011 decreased to $9.8 million from $10.8 million for the three months ended September 30, 2010 primarily due to higher reserves as a result of our recent drilling and completion activity in the Vega Area. Accordingly, our depletion rate decreased from $4.20 per Mcfe for the three months ended September 30, 2010 to $3.75 per Mcfe for the current year period.

General and Administrative Expense. General and administrative expense decreased 23% to $6.1 million for the three months ended September 30, 2011, as compared to $7.9 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense and to reduced staffing as a result of attrition and a reduction in force in the third quarter of 2010 resulting in lower cash compensation expense.
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
Interest Expense and Financing Costs, Net. Interest expense and financing costs, net decreased 11% to $6.7 million for the three months ended September 30, 2011, as compared to $7.6 million for the comparable year earlier period. The decrease is primarily related to a one-time write-down of deferred financing costs related to the borrowing base reduction in the third quarter 2010 and lower average debt balances.
Other Income (Expense). During the three months ended September 30, 2011, we entered into a settlement agreement with a third party to mutually release all claims associated with several prior agreements. In consideration of this settlement, we assigned our interest in the note receivable related to the sale of Delta Oilfield Tank Company (“DOTC”) to the third party. We recognized a loss of $1.6 million related to this settlement agreement.
Realized Gain (Loss) on Derivative Instruments, Net. During the three months ended September 30, 2011, we recognized a $79,000 gain associated with settlements on derivative contracts. During the three months ended September 30, 2010, we recognized a $418,000 loss associated with settlements on derivative contracts.
Unrealized Gain on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $6.7 million of unrealized gains on derivative instruments in other income and expense during the three months ended September 30, 2011 compared to $7.1 million of unrealized gains for the comparable prior year period.
Income Tax Expense. Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense for the three months ended September 30, 2011 and 2010 of $64,000 and $86,000, respectively, relates primarily to DHS, as no benefit was provided for our net operating losses.
Discontinued Operations. The results of operations relating to property interests sold in the 2011 Wapiti Transaction have been reflected as discontinued operations. During 2010, we sold our interests in the Howard Ranch and Laurel Ridge fields which are also included in discontinued operations.
During the three months ended March 31, 2011, DHS engaged transaction advisors to commence a strategic alternatives process focused on a sale of DHS or substantially all of its assets. As such, in accordance with accounting standards, the results of operations relating to DHS have been reflected as discontinued operations.

The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$197	$—	$197	$8,924	$—	$8,924
Contract drilling and trucking fees(1)	—	14,757	14,757	—	15,204	15,204

Total Revenues	197	14,757	14,954	8,924	15,204	24,128

Operating Expenses:
Lease operating expense	(212)	—	(212)	1,843	—	1,843
Transportation expense	(28)	—	(28)	270	—	270
Production taxes	(35)	—	(35)	446	—	446
Depreciation, depletion, amortization and accretion – oil and gas	—	—	—	2,921	—	2,921
Impairment provision(2)	—	—	—	902	—	902
Drilling and trucking operating expenses(3)	—	11,086	11,086	—	12,041	12,041
Depreciation and amortization – drilling and trucking(4)	—	—	—	—	4,801	4,801
General and administrative expense	—	722	722	—	2,473	2,473

Total operating expenses	(275)	11,808	11,533	6,382	19,315	25,697

Operating income (loss)	472	2,949	3,421	2,542	(4,111)	(1,569)

Other income and (expense):
Interest expense and financing costs, net	—	(2,075)	(2,075)	—	(1,743)	(1,743)
Other income (expense)	—	137	137	—	(544)	(544)

Total other income and (expense)	—	(1,938)	(1,938)	—	(2,287)	(2,287)

Income (loss) from discontinued operations	472	1,011	1,483	2,542	(6,398)	(3,856)
Income tax expense(5)	(174)	—	(174)	—	—	—

Income (loss) from results of operations of discontinued operations, net of tax	298	1,011	1,309	2,542	(6,398)	(3,856)

Gain on sales of discontinued operations, net of tax(6)	—	—	—	28,910	—	28,910

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$298	$1,011	$1,309	$31,452	$(6,398)	$25,054

(1)
  Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the three months ended September 30, 2011 decreased to $14.8 million compared to $15.2 million in the prior year. The decrease is the result of lower third party rig utilization in the three months ended September 30, 2011 resulting from a decreased industry demand attributable to lower commodity prices.

(2)
 Impairment provision. In accordance with accounting standards, the impairment loss relating to certain properties held for sale at September 30, 2010 in conjunction with the 2010 Wapiti Transaction were reflected as discontinued operations.

(3)
 Drilling and Trucking Operations. Drilling expense decreased to $11.1 million for the three months ended September 30, 2011 compared to $12.0 million for the comparable prior year period. This decrease is due to lower third party rig utilization during the current year period.

(4)
 Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to zero for the three months ended September 30, 2011 as compared to $4.8 million for the comparable year earlier period. The decrease is due to not recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.

(5)
 Income tax benefit. For the three months ended September 30, 2011, we recorded a tax benefit of $174,000 due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, we recorded a tax benefit on our loss from continuing operations, which was exactly offset by income tax expense on discontinued operations.

(6)
 Gain on sales of discontinued operations – oil and gas. On July 30, 2010, the we closed on a transaction with Wapiti Oil & Gas to sell our remaining interests in various non-core assets primarily located in Texas and Wyoming for gross cash proceeds of approximately $130.0 million. In accordance with accounting standards, we recognized a $29.6 million gain on sale for the three months ended September 30, 2010 that is reflected in discontinued operations. On August 27, 2010, we closed on the Howard Ranch sale for cash proceeds of $550,000, recognizing a loss on sale of $687,000 in accordance with accounting standards.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $458.2 million, or $16.33 per diluted common share, for the nine months ended September 30, 2011, compared to a net loss attributable to Delta common stockholders of $148.6 million, or $5.40 per diluted common share, for the nine months ended September 30, 2010. There were a number of items affecting comparability between periods including dry hole costs and impairments, operating expenses, unrealized gains and losses on derivative instruments, and discontinued operations. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.
Oil and Gas Sales. During the nine months ended September 30, 2011, oil and gas sales increased 8% to $51.1 million, as compared to $47.1 million for the comparable period a year earlier. The increase in oil and gas sales was the result of a 33% increase in oil prices and a 6% increase in gas prices. The average natural gas price received during the nine months ended September 30, 2011 increased to $5.50 per Mcf compared to $5.17 per Mcf for the year earlier period. The average oil price received during the nine months ended September 30, 2011 increased to $79.13 per Bbl compared to $59.32 per Bbl for the year earlier period.
Production and Cost Information
Production volumes, average prices received and cost per equivalent Mcf for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended
	September 30,
	2011	2010
Production – Continuing Operations:
Oil (Mbbl)	108	125
Gas (Mmcf)	7,741	7,678
Total Production (Mmcfe) – Continuing Operations	8,392	8,428

Average Price – Continuing Operations:
Oil (per barrel)	$79.13	$59.32
Gas (per Mcf)	$5.50	$5.17

Costs (per Mcfe) – Continuing Operations:
Lease operating expense	$1.26	$1.79
Transportation expense	$1.30	$1.30
Production taxes	$0.25	$0.28
Depletion expense	$3.69	$3.93

Realized derivative losses (per Mcfe)	$(0.64)	$(0.61)
Lease Operating Expense. Lease operating expenses for the nine months ended September 30, 2011 decreased 30% to $10.5 million as compared to $15.1 million in the year earlier period. The decrease is primarily due to lower water handling costs in the Vega Area as a result of the resumption of development activities and improved water handling facilities. As a result, lease operating expense per Mcfe in the Vega Area declined from $1.70 per Mcfe for the nine months ended September 30, 2010 to $0.95 per Mcfe for the nine months ended September 30, 2011. Overall, lease operating expense per Mcfe from continuing operations for the nine months ended September 30, 2011 decreased to $1.26 per Mcfe from $1.79 per Mcfe for the comparable year earlier period.
Transportation Expense. Transportation expense for the nine months ended September 30, 2011 and 2010 was $10.9 million. Transportation expense per Mcfe for the nine months ended September 30, 2011 held constant at $1.30 per Mcfe.
Production Taxes. Production taxes for the nine months ended September 30, 2011 were $2.1 million, or 11% lower than prior year costs of $2.4 million. Production taxes as a percentage of oil and gas sales were 4.1% and 5.0% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the 2011 percentage was primarily due to a decrease in the effective Colorado severance tax rate.

Dry Hole Costs and Impairments. We incurred dry hole and impairment costs of $420.9 million for the nine months ended September 30, 2011 compared to $29.8 million for the comparable period a year ago. During the three months ended September 30, 2011, proved and unproved property impairments to the Vega area of $420.1 million were recognized. During the nine months ended September 30, 2010, dry hole and impairment costs primarily related to unproved property impairments of $25.7 million for the Columbia River Basin, Hingeline, Howard Ranch, Bull Canyon, Garden Gulch, Delores River and Haynesville shale prospects and a $4.8 million impairment of our Paradox pipeline.
Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion and amortization expense decreased 6% to $33.2 million for the nine months ended September 30, 2011, as compared to $35.4 million for the comparable year earlier period. Depletion expense for the nine months ended September 30, 2011 was $31.0 million compared to $33.1 million for the nine months ended September 30, 2010. Our depletion rate decreased from $3.93 per Mcfe for the nine months ended September 30, 2010 to $3.69 per Mcfe for the current year period primarily due to higher reserves as a result of our recent drilling and completion activity in the Vega Area.
General and Administrative Expense. General and administrative expense decreased 33% to $19.2 million for the nine months ended September 30, 2011, as compared to $28.8 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense, lower corporate consulting fees and to reduced staffing as a result of attrition and a reduction in force during 2010 resulting in lower cash compensation expense.
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
Interest Expense and Financing Costs, Net. Interest and financing costs, net decreased 10% to $21.5 million for the nine months ended September 30, 2011, as compared to $24.1 million for the comparable year earlier period. The decrease is primarily related to lower average outstanding credit facility balances during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and a write-off of deferred financing fees in 2010 related to the borrowing base reduction.
Other Income (Expense). During the nine months ended September 30, 2011, we entered into a settlement agreement with a third party to mutually release all claims associated with several prior agreements. In consideration of this settlement, we assigned our interest in the note receivable related to the sale of Delta Oilfield Tank Company (“DOTC”) to the third party. We recognized a loss of $1.6 million related to this settlement agreement.
Realized Loss on Derivative Instruments, Net. During the nine months ended September 30, 2011, we recognized a $5.4 million loss associated with settlements on derivative contracts compared to a $5.1 million loss for the comparable prior year period. Included in the September 30, 2011 loss was $3.3 million paid to settle a portion of our oil derivative contracts outstanding from July 2011 to December 2013 as a requirement to the amended MBL Credit Agreement completed in conjunction with the 2011 Wapiti Transaction.
Unrealized Gain on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. Accordingly, we recognized $4.1 million of unrealized gains on derivative instruments in other income and expense during the nine months ended September 30, 2011 compared to a gain of $28.1 million for the comparable prior year period.

Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets, to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007. Our income tax expense (benefit) for the nine months ended September 30, 2011 and 2010 of $(4.6 million) and $564,000, respectively, relates primarily to DHS, as no benefit was provided for our net operating losses. Included in the nine months ended September 30, 2011 was a current tax benefit related to a tax refund received as a result of a tax law change that allowed us to carry-back operating losses to a period in which we previously paid tax.
For the nine months ended September 30, 2011, we recorded a tax benefit of $5.0 million due to a non-cash income tax benefit related to income from discontinued operations and gains from the sale of discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, we recorded a tax benefit on our loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. Our net deferred tax position at September 30, 2011 is not impacted by this tax allocation.
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
In separate transactions, we sold our interests in the Howard Ranch and Laurel Ridge fields and have included these properties as discontinued operations as well.

During the three months ended March 31, 2011, DHS engaged transaction advisors to commence a strategic alternatives process, focused on a sale of DHS or substantially all of its assets. As such, in accordance with accounting standards, the results of operations relating to DHS have been reflected as discontinued operations.
The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$10,131	$—	$10,131	$37,219	$—	$37,219
Contract drilling and trucking fees(1)	—	41,150	41,150	—	36,200	36,200

Total Revenues	10,131	41,150	51,281	37,219	36,200	73,419

Operating Expenses:
Lease operating expense	2,305	—	2,305	8,497	—	8,497
Transportation expense	(6)	—	(6)	1,714	—	1,714
Production taxes	367	—	367	2,013	—	2,013
Depreciation, depletion, amortization and accretion – oil and gas	2,795	—	2,795	23,966	—	23,966
Impairment provision(2)	—	—	—	93,260	—	93,260
Drilling and trucking operating expenses(3)	—	33,593	33,593	—	28,053	28,053
Depreciation and amortization – drilling and trucking(4)	—	2,669	2,669	—	15,599	15,599
General and administrative expense	—	2,806	2,806	—	4,602	4,602

Total operating expenses	5,461	39,068	44,529	129,450	48,254	177,704

Operating income (loss)	4,670	2,082	6,752	(92,231)	(12,054)	(104,285)

Other income and (expense):
Interest expense and financing costs, net	—	(6,204)	(6,204)	—	(5,376)	(5,376)
Other income (expense)	—	2,625	2,625	—	(893)	(893)

Total other income and (expense)	—	(3,579)	(3,579)	—	(6,269)	(6,269)

Income (loss) from discontinued operations	4,670	(1,497)	3,173	(92,231)	(18,323)	(110,554)
Income tax expense(5)	(1,724)	—	(1,724)	—	—	—

Income (loss) from results of operations of discontinued operations, net of tax	2,946	(1,497)	1,449	(92,231)	(18,323)	(110,554)

Gain on sales of discontinued operations(6)	5,643	—	5,643	28,910	—	28,910

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$8,589	$(1,497)	$7,092	$(63,321)	$(18,323)	$(81,644)

(1)
Contract Drilling and Trucking Fees. Contract drilling and trucking fees for the nine months ended September 30, 2011 increased to $41.2 million compared to $36.2 million in the prior year. The increase is the result of improved third party rig utilization in the nine months ended September 30, 2011 resulting from an increased industry demand attributable to improved commodity prices.

(2)
 Impairment provision. In accordance with accounting standards, the impairment loss relating to certain properties held for sale at September 30, 2010 in conjunction with the 2010 Wapiti Transaction were reflected as discontinued operations.

(3)
 Drilling and Trucking Operations. Drilling expense increased to $33.6 million for the nine months ended September 30, 2011 compared to $28.1 million for the comparable prior year period. This increase is due to improved third party rig utilization during the current year period.

(4)
  Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to $2.7 million for the nine months ended September 30, 2011 as compared to $15.6 million for the comparable year earlier period. The decrease is due to not recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.

(5)
  Income tax benefit. For the nine months ended September 30, 2011, we recorded a tax expense of $1.7 million due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, we recorded a tax benefit on our loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. Our net deferred tax position at September 30, 2011 is not impacted by this tax allocation.

(6)
 Gain on sales of discontinued operations – oil and gas. On June 28, 2011, we closed on a transaction with Wapiti Oil & Gas to sell our remaining interests in various non-core assets primarily located in Texas and Wyoming (the “2011 Wapiti Transaction”) for gross cash proceeds of approximately $43.2 million. In accordance with accounting standards, we recognized a $5.6 million gain on sale ($8.9 million gain, net of $3.3 million of tax) for the nine months ended September 30, 2011 that is reflected in discontinued operations. Gain on sales of discontinued operations – drilling. In June 2011, DHS sold substantially all of its Chapman Trucking assets for $3.3 million in proceeds and a gain of $2.9 million. Proceeds were used to reduce DHS bank debt.

Historical Cash Flow
Our cash provided by (used in) operating activities increased to $6.5 million provided by operating activities for the nine months ended September 30, 2011 from cash used in operating activities of $26.0 million for the nine months ended September 30, 2010. The significant increase in operating cash flow is primarily the result of changes in working capital. Our net cash used in investing activities decreased to $5.2 million for the nine months ended September 30, 2011 compared to net cash provided by investing activities of $94.8 million for the comparable prior year period primarily due to a significant decrease in proceeds received from the sale of oil and gas properties and an increase in drilling and completion cost. Cash used in financing activities decreased to $13.4 million for the nine months ended September 30, 2011 from cash used in financing activities of $116.6 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we made net bank debt payments of $11.4 million. During the nine months ended September 30, 2010, we made net bank debt payments of $114.2 million.
Capital and Exploration Expenditures
Our capital and exploration expenditures for the nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	2011	2010
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$519	$388
Proved	—	—
Oil and gas properties	40,838	27,199
Drilling and trucking equipment	1,528	2,048
Pipeline and gathering systems	118	6,895

Total (1)	$43,003	$36,530

(1)
 Capital expenditures in the table above are presented on an accrual basis. Additions to property and equipment in the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.

Contractual and Long-term Debt Obligations
7% Senior Unsecured Notes, due 2015
On March 15, 2005, we issued 7% senior unsecured notes for an aggregate amount of $150.0 million which pay interest semi-annually on April 1 and October 1 and mature in 2015. The notes were issued at 99.50% of par and the associated discount is being amortized to interest expense over the term of the notes. The indenture governing the notes contains various restrictive covenants that may limit our ability to, among other things, incur additional indebtedness, make certain investments, sell assets, consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants may limit management’s discretion in operating our business and in addressing our current liquidity issues, as discussed above.
3 3/4% Senior Convertible Notes, due 2037
On April 25, 2007, we issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The remaining discount will be amortized through May 1, 2012 when the holders of the convertible notes can first require us to purchase all or a portion of the convertible notes. The convertible notes bear interest at a rate of 3 3/4% per annum, payable semi-annually in arrears, on May 1 and November 1 of each year. Combined with the amortization of debt discount, the convertible notes have an effective interest rate of approximately 8.0% and 7.8% with total interest costs of $2.3 million and $2.2 million for the three months ended September 30, 2011 and 2010, respectively, and interest costs of $6.8 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively. The convertible notes will mature on May 1, 2037 unless earlier converted, redeemed or repurchased. The holders of the convertible notes have the right to require us to purchase all or a portion of the convertible notes on May 1, 2012, May 1, 2017, May 1, 2022, May 1, 2027, and May 1, 2032. The convertible notes will be convertible at the holder’s option, in whole or in part, at an initial conversion rate of 3.296 shares of common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $303.40 per share) at any time prior to the close of business on the business day immediately preceding the final maturity date of the convertible notes, subject to prior repurchase of the convertible notes. The conversion rate may be adjusted from time to time in certain instances. Upon conversion of a note, we will have the option to deliver shares of our common stock, cash or a combination of cash and shares of our common stock for the convertible notes surrendered. In addition, following certain fundamental changes that occur prior to maturity, we will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such fundamental changes by a number of additional shares of common stock. Although the convertible notes do not contain any financial covenants, the convertible notes contain covenants that require us to properly make payments of principal and interest, provide certain reports, certificates and notices to the trustee under various circumstances, cause our wholly-owned subsidiaries to become guarantors of the debt, maintain an office or agency where the convertible notes may be presented or surrendered for payment, continue our corporate existence, pay taxes and other claims, and not seek protection from the debt under any applicable usury laws.
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
Credit Facility – DHS
The DHS credit facility debt of $71.9 million at September 30, 2011 is included in the accompanying consolidated balance sheets as a component of liabilities related to assets held for sale. The DHS credit facility is non-recourse to Delta. Subsequent to quarter end, we sold our stock in DHS to DHS’s lender, LCPI, for $500,000.
Other Contractual Obligations
Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of the expenditures related to this obligation will not occur during the next five years.
We lease our corporate office in Denver, Colorado under an operating lease which will expire in 2014. Our average yearly payments approximate $952,000 over the term of the lease. We have additional operating lease commitments which represent office equipment leases and lease obligations primarily relating to field vehicles and equipment.
We had a net derivative asset of $1.1 million at September 30, 2011. The ultimate settlement amounts of these derivative instruments are unknown because they are subject to continuing market fluctuations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding our derivative instruments.
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
Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. For the nine months ended 2010, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provisions were recognized.
For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the nine months ended 2010, no significant impairments were recorded.
During the three months ended September 30, 2011, we evaluated the fair value of our properties based on market indicators in conjunction with the progression of the strategic alternatives evaluation process. We have not received any definitive offer with respect to an acquisition of the Company or its assets that implies a value of the assets that is greater than our aggregate indebtedness. As a result, we recorded an impairment of $157.5 million to our Vega unproved leasehold, $239.8 million to our Vega area proved properties, $20.5 million to our Vega area gathering system and facilities, and $2.1 million to our Vega area surface acreage.
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
All derivative instruments are recorded on the balance sheet at fair value which must be estimated using complex valuation models. We recognize mark-to-market gains and losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. The fair value of our oil derivative instruments was an asset of $919,000, the fair value of our gas derivative instruments was an asset of $3.8 million, and the fair value of our natural gas liquids derivative instruments was a liability of $3.6 million at September 30, 2011. We classify the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be, by commodity and master netting counterparty. The discount rates used to determine the fair value of these derivative instruments include a measure of non-performance risk by both Delta and the counterparty, and, accordingly, the liability reflected is less than the actual cash expected to be paid upon settlement based on forward prices as of September 30, 2011. The pre-credit risk adjusted fair value of our net derivative assets as of September 30, 2011 was $684,000. A credit risk adjustment of $460,000 to the fair value of the derivatives caused the reported amount of the net derivative assets on our consolidated balance sheet to be $1.1 million.
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
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Vega Area of the Piceance Basin, as well as statements regarding intended value creation; operating strategies; our strategic alternatives process; anticipated restructuring of our indebtedness, including the possibility of a Chapter 11 restructuring; our expectation that we will have adequate cash from operations, credit facility borrowings and other capital sources to maintain current debt service obligations, capital expenditure and working capital requirements through January 2012; anticipated operating costs; potential sources of long-term capital or potential corporate transactions such as a sale of the company; acquisition and divestiture strategies; completion and drilling activity and timing, expectations, processes and emphasis; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); estimated gain for the fourth quarter 2011 in connection with the divestiture of DHS; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•	uncertainty regarding the outcome of our strategic alternatives process and the impact of such process on our business;

•	our short-term liquidity issues and the likelihood of a restructuring of our indebtedness;

•	deviations in and volatility of the market prices of both crude oil and natural gas produced by us;

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
The following table summarizes our open derivative contracts at September 30, 2011:

						Net Fair Value
				Remaining		Asset (Liability) at
Commodity	Volume		Fixed Price	Term	Index Price	September 30, 2011
						(In thousands)
Crude oil	203	Bbls / Day	$57.70	Oct ’11 - Dec ’11	NYMEX – WTI	$(425)
Crude oil	62	Bbls / Day	$91.05	Oct ’11 - Dec ’11	NYMEX – WTI	56
Crude oil	230	Bbls / Day	$91.05	Jan ’12 - Dec ’12	NYMEX – WTI	843
Crude oil	162	Bbls / Day	$91.05	Jan ’13 - Dec ’13	NYMEX – WTI	446
Natural gas	12,000	MMBtu / Day	$5.150	Oct ’11 - Dec ’11	CIG	1,637
Natural gas	3,253	MMBtu / Day	$5.040	Oct ’11 - Dec ’11	CIG	411
Natural gas	12,052	MMBtu / Day	$4.440	Jan ’12 - Dec ’12	CIG	1,993
Natural gas	10,301	MMBtu / Day	$4.440	Jan ’13 - Dec ’13	CIG	(208)
Natural gas liquids(1)	34,367	Gallons / Day	$0.913	Oct ’11 - Dec ’11	MT. BELVIEU	(921)
Natural gas liquids(1)	30,617	Gallons / Day	$0.832	Jan ’12 - Dec ’12	MT. BELVIEU	(2,114)
Natural gas liquids(1)	12,286	Gallons / Day	$0.767	Jan ’13 - Dec ’13	MT. BELVIEU	(574)

						$1,144

(1)	Natural gas liquids includes purity ethane, propane, natural gasoline, normal butane and isobutene derivatives and the weighted average price is used.
Assuming production and the percent of oil and gas sold remained unchanged for the nine months ended September 30, 2011, a hypothetical 10% decline in the average market price we realized during the nine months ended September 30, 2011 on unhedged production would reduce our oil and natural gas revenues by approximately $5.1 million.
Interest Rate Risk
We were subject to interest rate risk on $21.0 million of variable rate debt obligations at September 30, 2011. The annual effect of a 10% change in interest rates on the debt would be approximately $247,000.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.
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
We formerly owned a 2.41934% working interest in OCS Lease 320 in the Sword Unit, offshore California, and Amber Resources Company (“Amber”) formerly owned a 0.97953% working interest in the same lease.  Lease 320 was conveyed back to the United States at the conclusion of the previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit.  It is currently unknown whether or not the appeal will be successful. In September 2011, however, we received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, our pro rata share of the estimated cost of decommissioning the well would be approximately $2.6 million.  The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment.  The operator has indicated the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors.  The actual costs of decommissioning the well could be materially different from the estimate provided by the operator.  As a non-operator in this well, we are unable to determine a reasonable estimate of the liability, if any, at this time. If the working interest owners are ultimately held liable, we would be responsible for the payment of our proportionate share of the actual cost of any decommissioning operation.

Item 1A. Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock, senior notes or convertible notes are described below and under “Risk Factors” in Item 1A of our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed with the SEC on August 4, 2011. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
The Company has announced that our board of directors has authorized the exploration of strategic alternatives.
Our strategic alternatives process, including the possible sale of the Company, may have an adverse impact on our business.
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
The formal process initiated by our board of directors to pursue strategic alternatives may not result in a transaction, and may not solve our significant short-term liquidity issues.
While we commenced a formal process to pursue strategic alternatives, we emphasize that there can be no assurance that the process will result in any transaction, and that, if a transaction is consummated, there can be no assurance that it will solve our significant short-term liquidity issues. Additionally, if a sale transaction or other transaction is announced and does not occur, to the extent that the current market price reflects an assumption that such a transaction would occur, our stock price may be adversely affected. To date, we have not received any definitive offer with respect to an acquisition of the company or its assets that implies a value of the assets that is greater than our aggregate indebtedness, and have not been able to identify any significant source of additional financing that is likely to be available on acceptable terms. Accordingly, based on the results of the process to date, we believe that a restructuring of our indebtedness is likely to be necessary. We are continuing to discuss potential transactions with potential purchasers and expect to engage in discussions with certain holders of our outstanding senior notes. There can be no assurance that these discussions will lead to a definitive agreement on acceptable terms, or at all, with any party. Any transaction that is agreed to could be highly dilutive to existing stockholders. If we are unsuccessful in consummating a transaction or transactions that address our liquidity issues, we will be required to seek protection under chapter 11 of the U.S. Bankruptcy Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides a summary of our purchases of our own common stock during the three months ended September 30, 2011 (shares and price adjusted to reflect the July 13, 2011 1-for-10 reverse stock split).

Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares
	Total Number of	Average Price	Purchased as Part of	(or Units) that May Yet
	Shares (or Units)	Paid Per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit) (2)	Plans or Programs (3)	the Plans or Programs (3)
July 1 – July 31, 2011	215,106	$4.60	—	—
August 1 – August 31, 2011	—	—	—	—
September 1 – September 30, 2011	—	—	—	—

Total	215,106	$4.60	—	—

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
Item 5. Other Information
None.

Item 6. Exhibits.
Exhibits are as follows:

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 13, 2011.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Documents.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Dcoument.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA PETROLEUM CORPORATION (Registrant)
By:	/s/ Carl E. Lakey
Carl E. Lakey, President and
Chief Executive Officer

By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Treasurer and
Chief Financial Officer
Date: November 9, 2011

EXHIBIT INDEX:

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 13, 2011.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Documents.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Dcoument.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.