Form 10-Q
period 2012-03-31
DELTA PETROLEUM CORP/CO
filed 2012-08-31
CIK 821483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

28,576,067 shares of common stock, $.01 par value per share, were outstanding as of August 17, 2012.

INDEX

PART I FINANCIAL INFORMATION

The terms “Delta,” “Company,” “we,” “our,” and “us” refer to Delta Petroleum Corporation and its consolidated entities unless the context suggests otherwise.

I

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,542	$12,862
Trade accounts receivable, net of allowance for doubtful accounts of $254 and $254, respectively	1,768	5,606
Prepaid assets	3,377	3,399
Prepaid reorganization costs	1,301	1,301
Inventories	173	180

Total current assets	15,161	23,348

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	72,078	72,081
Proved	688,648	688,521
Land	4,000	4,000
Other	71,581	71,567

Total property and equipment	836,307	836,169
Less accumulated depreciation and depletion	(480,881)	(475,609)

Net property and equipment	355,426	360,560

Long-term assets:
Investments in unconsolidated affiliates	3,650	3,649
Other long-term assets	290	340

Total long-term assets	3,940	3,989

Total assets	$374,527	$387,897

LIABILITIES AND EQUITY
Current liabilities:
Liabilities not subject to compromise
Debtor in possession financing	$45,723	$45,047
Accounts payable	3,465	2,582
Other accrued liabilities	706	149
Accrued reorganization and trustee expense	2,491	851

Liabilities subject to compromise
7% Senior notes	115,000	115,000
3 3/4% Senior convertible notes	150,000	150,000
Accounts payable	10,505	13,597
Other accrued liabilities	5,346	6,939

Total current liabilities	333,236	334,165

Long-term liabilities:
Liabilities not subject to compromise
Asset retirement obligations	3,512	3,507

Total liabilities	336,748	337,672

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value:
authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares, issued 28,807,490 shares at March 31, 2012 and 28,841,177 shares at December 31, 2011	288	288
Additional paid-in capital	1,642,407	1,641,390
Accumulated deficit	(1,604,916)	(1,591,453)

Total Delta stockholders’ equity	37,779	50,225

Total liabilities and equity	$374,527	$387,897

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenue:

Oil and gas sales	$9,910	$17,636

Total revenue	9,910	17,636

Operating expenses:

Lease operating expense	3,666	3,352
Transportation expense	2,492	3,935
Production taxes	297	847
Exploration expense	—	43
Dry hole costs and impairments	2	55
Depreciation, depletion, amortization and accretion	5,327	11,951
General and administrative expense	4,020	6,628

Total operating expenses	15,804	26,811

Operating loss	(5,894)	(9,175)

Other income and (expense):
Interest expense and financing costs, net	(2,258)	(6,806)
Other expense	29	(69)
Realized loss on derivative instruments, net	—	(440)
Unrealized loss gain on derivative instruments, net	—	(10,953)
Income from unconsolidated affiliates	2	83

Total other expense	(2,227)	(18,185)

Loss from continuing operations before income taxes, reorganization items and discontinued operations	(8,121)	(27,360)
Income tax expense	—	698

Loss before reorganization items and discontinued operations	(8,121)	(26,662)

Reorganizational items
Professional fees and administrative costs	5,727	—
Gain on settlement of liabilities	(385)	—
Discontinued operations:
Loss from results of operations and sale of discontinued operations, net of tax	—	(3,603)

Net loss	(13,463)	(30,265)

Less net (gain) loss attributable to non-controlling interest included in discontinued operations	—	2,424

Net loss attributable to Delta common stockholders	$(13,463)	$(27,841)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(13,463)	$(27,599)
Gain from discontinued operations, net of tax	—	(242)

Net income (loss)	$(13,463)	$(27,841)

Basic loss attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.46)	$(0.99)
Discontinued operations	—	(0.01)

Net income (loss)	$(0.46)	$(1.00)

Diluted loss attributable to Delta common stockholders per common share:
Loss from continuing operations	$(0.46)	$(0.99)
Discontinued operations	—	(0.01)

Net income (loss)	$(0.46)	$(1.00)

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

			Additional			Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		mulated	stockholders’	controlling	Total
	Shares(1)	Amount	capital	Shares(1)	Amount	deficit	equity	interest	equity
					(In thousands)
Balance, December 31, 2011	28,841	$288	$1,641,390	—	$—	$(1,591,453)	$50,225	$—	$50,225

Net loss	—	—	—	—	—	(13,463)	(13,463)	—	(13,463)
Stock based compensation	—	—	1,017	—	—	—	1,017	—	1,017

Balance, March 31, 2012	28,870	$288	$1,642,407	—	$—	$(1,604,916)	$37,779	$—	$37,779

(1)	All common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,463)	$(30,265)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization – oil and gas	5,327	11,951
Depreciation, depletion, amortization – discontinued operations	—	4,179
Interest capitalized into note balance	677	—
(Gain) loss on sale of drilling assets – discontinued operations	—	500
Dry hole costs and impairments	—	143
Stock based compensation	1,017	2,367
Amortization of deferred financing costs, bond discount, and installments payable discount	—	2,699
Unrealized loss on derivative contracts	—	10,953
Income from unconsolidated affiliates	(2)	(83)
Deferred income tax expense	—	239
Other	51	(248)
Net changes in operating assets and liabilities:
Increase in trade accounts receivable	3,845	(1,711)
Increase in deposits and prepaid assets	23	103
Increase in inventories	—	(64)
Increase (decrease) in accounts payable	(2,756)	925
Increase (decrease) in other accrued liabilities	1,640	2,128
Increase in assets held for sale working capital, net	—	1,794

Net cash provided by (used in) operating activities	(3,641)	5,610

Cash flows from investing activities:
Additions to property and equipment	(679)	(17,305)
Additions to drilling and trucking equipment – assets held for sale	—	(158)
Proceeds from sale of drilling assets – assets held for sale	—	38
Proceeds from sale of other fixed assets	—	61
Proceeds from sale of unconsolidated affiliates	—	559
Increase (decrease) in other long-term assets	—	7

Net cash provided by (used in) investing activities	(679)	(16,798)

Cash flows from financing activities:
Proceeds from borrowings	—	30,202
Repayments of borrowings	—	(26,700)
Payment of deferred financing costs	—	(964)
Stock repurchased for withholding taxes	—	(1)

Net cash used in financing activities	—	2,537

Net decrease in cash and cash equivalents	(4,320)	(8,651)

Cash at beginning of period	12,862	14,190

Cash at end of period	$8,542	$5,539

Supplemental cash flow information:
Cash paid for interest and financing costs	$1,464	$1,410

DHS interest payable capitalized to principal balance (non-cash financing transaction)	$—	$1,616

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. Subsequent events were evaluated through the date of issuance of these consolidated financial statements at the time this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”). For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

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

On December 16, 2011, the Company filed a motion in the United States Bankruptcy Court for the District of Delaware (the “Court” or “Bankruptcy Court”) for joint administration of the Delta Petroleum Corporation case, the Amber Resources Company of Colorado case, the DPCA, LLC case, the Delta Exploration Company, Inc. case, the Delta Pipeline, LLC case, the DLC, Inc. case, the CEC, Inc. case, the Castle Texas Production Limited Partnership case and the Castle Exploration Company, Inc. case. The Court approved the Order for Joint Administration and the cases are jointly administered under the Delta Petroleum Corporation Case No. 11-14006.

On December 27, 2011, the Debtors filed a motion (the “Sale Motion”) pursuant to Sections 105, 363, and 365 of the Bankruptcy Code for an order authorizing the sale, free and clear of all liens, claims and encumbrances and for the assumption and assignment of executory contracts. The Sale Motion requested an order to approve bid procedures, approves form and manner of notice of the sales, approval of the form and manner of notice of the assumption and assignment including any cure amounts of executor contracts and unexpired leases, establishment of a sale auction date,establishment of a sale hearing date and grants of related relief. On January 11, 2012, the Bankruptcy Court issued an order approving these matters. On March 20, 2012, Delta announced that it was seeking court approval to amend the bidding procedures for its upcoming auction. On March 22, 2012, the Bankruptcy Court approved the revised procedures.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(2) Reorganization under Chapter 11, Continued

On May 8, 2012, the Debtors obtained approval from the bankruptcy court to select Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization. Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intend to form a new joint venture, to be called Piceance Energy LLC (“Piceance Energy”). The assets of Piceance Energy are anticipated to consist of both Laramie’s and Delta’s current Piceance Basin assets. Piceance Energy would be owned 66.66% by Laramie and 33.34% by a newly reorganized Delta Petroleum (“Reorganized Delta”) or “Par Petroleum”. In addition to the 33.34% membership interest, Piceance Energy would distribute $75 million to Reorganized Delta to be used to pay bankruptcy expenses and to repay secured debt. Reorganized Delta would retain its interest in the Point Arguello unit of offshore California and other miscellaneous assets and certain tax attributes, and may retain its interest in Amber depending on how Amber’s Chapter 11 bankruptcy proceedings and claims reconciliation are resolved. Based upon the Plan as confirmed by the Bankruptcy Court, the common stock of Reorganized Delta would be owned by Delta’s creditors, and Delta’s current shareholders would not receive any consideration under the Plan.

Under the Plan, Delta’s priority non-tax claims and secured claims will be unimpaired in accordance with section 1124(1) of the Bankruptcy Code. Each general unsecured claim and noteholder claims will receive its pro-rata share of new common stock of Par Petroleum in full satisfaction of its claims.

The deadline for the submission of most claims in the Company’s bankruptcy case expired on March 23, 2012. Total claims submitted against the Company amounted to $3,694 million including duplicate claims filed against each entity, unsupported claims, and other adjustments netting to a reconciled claim total of approximately $350.5 million.

(3) Going Concern

The Company is operating pursuant to Chapter 11 of the Bankruptcy Code and its continuation as a going concern is contingent upon, among other things, its ability to complete a plan of reorganization under the Bankruptcy Code. These matters create substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of the consumation of the transactions under the Plan.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(3) Going Concern, Continued

The Reorganizations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2011. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately. The Company has applied the Reorganizations Topic of the ASC effective as of the Petition Date (as defined herein), and has segregated those items as outlined above for all reporting periods subsequent to such date.

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

Investments in operating entities where the Company has the ability to exert significant influence, but does not control the operating and financial policies are accounted for using the equity method. The Company’s share of net income of these entities is recorded as income (losses) from unconsolidated affiliates in the consolidated statements of operations.

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

Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Among other items, revenues and expenses on certain oil and gas properties and DHS that were sold have been reclassified from continuing operations to discontinued operations for all periods presented. In addition, the assets and liabilities of DHS, and oil and gas properties that were sold or held for sale, have been separately reflected in the accompanying consolidated balance sheets as assets held for sale and liabilities related to assets held for sale. Such reclassifications had no effect on net loss (See Note 5, “Discontinued Operations”).

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

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

The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. For the three months ended March 31, 2012 and 2011, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provisions were recognized.

For unproved properties, the need for an impairment charge is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the three months ended March 31, 2012 and 2011, no unproved property impairments were recorded.

At March 31, 2012, the Company’s our oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at March 31, 2012 as the estimated undiscounted net cash flows exceeded the carrying amounts for all properties. Subsequent to the end of the reporting period, in August 2012, the Bankruptcy Court approved a plan of sale of substantially all of the Company’s assets and accordingly these assets will be classified as held for sale in reporting periods subsequent to June 30, 2012 and will be subject to a material write-down to fair value at that time. The Company’s assets may be further adjusted in the future due to the outcome of the Chapter 11 Cases or the application of “fresh start” accounting upon the Company’s emergence from Chapter 11.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

Asset Retirement Obligations

The Company's asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The following is a reconciliation of the Company's asset retirement obligations from January 1, 2012 to March 31, 2012 (in thousands):

Asset retirement obligation – January 1, 2012	$3,799
Accretion expense	58
Change in estimate	—
Obligations incurred (from new wells)	—
Obligations settled	—
Obligations on sold properties	—

Asset retirement obligation – March 31, 2012	3,857
Less: Current portion of asset retirement obligation	(345)

Long-term asset retirement obligation	$3,512

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

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(5) Discontinued Operations

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

The Company had no activity from discontinued operations in the three months ended March 31, 2012. The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations as described above for the three months ended March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2011
	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$5,420	$—	$5,420
Contract drilling and trucking fees	—	14,263	14,263

Total Revenues	5,420	14,263	19,683

Operating Expenses:
Lease operating expense	1,253	—	1,253
Transportation expense	17	—	17
Production taxes	85	—	85
Depreciation, depletion, amortization and accretion – oil and gas	1,510	—	1,510
Dry hole costs	89	—	89
Drilling and trucking operating expenses	—	13,101	13,101
Depreciation and amortization – drilling and trucking	—	2,669	2,669
General and administrative expense	—	1,033	1,033

Total operating expenses	2,954	16,803	19,757

Operating income (loss)	2,466	(2,540)	(74)

Other income and (expense):
Interest expense and financing costs, net	—	(2,041)	(2,041)
Other income (expense)	—	(551)	(551)

Total other income and (expense)	—	(2,592)	(2,592)

Income (loss) from discontinued operations	2,466	(5,132)	(2,666)
Income tax expense (1)	937	—	937

Income (loss) from results of operations of discontinued operations, net of tax	1,529	(5,132)	(3,603)

Gain on sales of discontinued operations, net of tax	—	—	—

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$1,529	$(5,132)	$(3,603)

(1)	Income tax expense. For the three months ended March 31, 2011, the Company recorded a tax benefit of $0.9 million due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on our loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. Our net deferred tax position at March 31, 2011 is not impacted by this tax allocation.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(6) Long Term Debt

Debtor in Possession Credit Agreement

On December 21, 2011, the Company entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in December 2011 in connection with the bankruptcy filing. Up to $57.5 million may be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by the Company to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP credit facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility are term loans. The interest rate under the DIP Credit Facility is 13% plus 6% per annum in payment-in-kind interest (PIK). The initial maturity date of the DIP Credit Facility was June 30, 2012. The Company has subsequently entered into a series of forbearance agreements extending maturity date to August 30, 2012. As of March 31, 2012 $45.0 million in borrowings and $749,000 in accrued PIK interest were outstanding under the facility.

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

Installments Payable on Property Acquisition

On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installment payable that was due and paid on November 1, 2011 is recorded in the accompanying 2011 consolidated financial statements as a current liability at a discounted value. The discount is being accreted on the effective interest method over the term of the installments, including accretion of zero and $633,000 for the three months ended March 31, 2012 and 2011, respectively.

7% Senior Unsecured Notes, due 2015

On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes are reported in liabilities subject to compromise at March 31, 2012 and December 31, 2011.

3 3/4% Senior Convertible Notes, due 2037

On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes are reported in liabilities subject to compromise at March 31, 2012 and December 31, 2011.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

Asset retirement obligations—The initial fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s asset retirement obligations, including revisions of the estimated fair values during the three months ended March 31, 2012 and 2011, and are considered to be Level 3 fair value measurements.

(8) Commitments and Contingencies

Decommissioning of Offshore California Leases

The Company formerly owned a 2.41934% working interest in OCS Lease 320 in the Sword Unit, Offshore California, and its 91.68% owned subsidiary, Amber Resources Company of Colorado (“Amber”) formerly owned a 0.97953% working interest in the same lease. Lease 320 was conveyed back to the United States at the conclusion of litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals did not rule in either

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(8) Commitments and Contingencies, Continued

party’s favor, but instead issued an order on March 2, 2012 vacating the judgment and sending the case back to the District Court with instructions to vacate the previous order by the government to permanently plug and abandon the well, and to remand the case to the Department of the Interior for a more extensive explanation as to why it interprets its regulations to require that the former owners permanently plug and abandon the well notwithstanding the government’s breach of the lease. It is currently unknown whether or not the former operator will ultimately be successful in the litigation. In September 2011, however, the Company received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, the Company’s pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment. The operator has indicated that the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the operator. As a non-operator in this well the Company is unable to determine a reasonable estimate of the liability, if any, at this time. If the former working interest owners are ultimately held liable, it is likely that the former operator will assert that the Company is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation, and the former operator has filed a claim in the Company’s bankruptcy case seeking reimbursement in such event. The Company believes that if the former operator’s claim is allowed, it would be treated as a pre-petition unsecured claim that would be dealt with as part of the plan of reorganization.

(9) Stockholders’ Equity

The Plan, if consumated, will result in the cancellation of the shares held by our current shareholders.

Preferred Stock

The Company has 3.0 million shares of preferred stock authorized and issuable from time to time in one or more series. As of March 31, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(9) Stock holders’ Equity, Continued

During the three months ended March 31, 2012 and 2011, the Company issued zero and 98,800 fully vested shares to the non-employee members of the Board of Directors in consideration for their service on the Board for the years ended December 31, 2011 and 2011, respectively. On June 10, 2011, the Company granted 3,308 fully vested shares in conjunction with the resignation of a member of the Board of Directors in consideration for service in 2011 through the date of his resignation. On June 21, 2011, the Company granted 489,227 shares of non-vested common stock to certain employees. The shares vest in full on the earlier of a change in control or July 1, 2012. In conjunction with this grant, the Company agreed to establish a “floor” price for the value of the shares on the date of vesting equal to the value of the shares on the grant date ($5.50 per share). In the event that the market price of the shares on the date of vesting is lower than the floor price on the date of vesting, the difference will be paid to the employees in cash. The compensation expense for the shares consists of a fixed equity component ($5.50 per share) and a variable liability component (based on the difference between the market price of the shares, if lower, and the floor price of the shares), both of which are included as a component of general and administrative expense in the accompanying consolidated statements of operations.

Stock Based Compensation

The Company recognized stock compensation included in general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Non-vested stock(1)	$1,313	$2,264
Performance shares	49	103

Total	$1,362	$2,367

(1)

Non-vested stock includes zero and $48,000 for the three months ended March 31, 2012 and 2011, respectively, that relates to DHS which is included as a component of discontinued operations in the accompanying consolidated statements of operations.

The Company recognizes the cost of share based payments over the period during which the employee provides service. Exercise prices for options outstanding under the Company’s various plans as of March 31, 2012 ranged from $7.90 to $153.40 per share. At March 31, 2012, there was no unrecognized compensation cost related to stock options as all outstanding options are vested. At March 31, 2012, the Company had 150,050 options outstanding at a weighted average exercise price of $74.46 per share. At March 31, 2012, the Company had 524,614 non-vested shares outstanding and zero performance shares outstanding. At March 31, 2012, the total unrecognized compensation cost related to the performance shares and the non-vested portion of restricted stock was $1.1 million which is expected to be recognized over a weighted average period of 0.23 years.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(10) Income Taxes

Income tax expense (benefit) attributable to loss from continuing operations was approximately $698,000 for the three months ended March 31, 2011. There was no income tax expense in 2012.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at March 31, 2012.

During the three months ended March 31, 2012 and 2011, DHS recorded net operating losses and as of March 31, 2012 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.

For the three ended March 31, 2011, the Company recorded a tax benefit of $0.9 million, due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. The Company’s net deferred tax position at March 31, 2011 is not impacted by this tax allocation.

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

During the three months ended March 31, 2012 and 2011, no adjustments were recognized for uncertain tax benefits.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(11) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss attributable to Delta common stockholders	$(13,463)	$(27,841)

Basic weighted-average common shares outstanding	28,818	27,877
Add: dilutive effects of stock options and unvested stock grants	—	—

Diluted weighted-average common shares outstanding	28,818	27,877

Net loss per common share attributable to Delta common stockholders
Basic	$(0.46)	$(1.00)

Diluted	$(0.46)	$(1.00)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock issuable upon conversion of convertible notes	379	379
Stock options	150	150
Performance share grants(1)	—	8
Non-vested restricted stock	558	726

Total potentially dilutive securities	1,087	1,263

(1)	Subsequent to March 31, 2011, the two remaining holders of the performance shares returned to the Company for no additional consideration the 8,000 unvested performance shares.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

The following financial information sets forth the Company’s condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010. For purposes of the condensed financial information presented below, the equity in the earnings or losses of subsidiaries is not recorded in the financial statements of the issuer.

Condensed Consolidated Balance Sheet

March 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$14,173	$81	$907	$—	$15,161

Property and equipment:
Oil and gas properties	741,511	—	19,215		760,726
Other	73,019	2,562	—	—	75,581

Total property and equipment	814,530	2,562	19,215		836,307

Accumulated depletion, depreciation and amortization	(480,879)	(2)	—	—	(480,881)

Net property and equipment	333,651	2,560	19,215	—	355,426

Investment in subsidiaries	4,071	—	—	(4,071)	—
Other long-term assets	1,533	2,407	—	—	3,940

Total assets	$353,428	$5,048	$20,122	$(4,071)	$374,527

Liabilities not subject to compromise:	$52,385	$—	$—	$—	$52,385

Liabilities subject to compromise	279,036	1,800	15	—	280,851

Long-term liabilities
Asset retirement obligation and other liabilities	3,512	—	—	—	3,512

Total liabilities	334,933	1,800	15	—	336,748

Total Delta stockholders’ equity	18,494	3,248	20,107	(4,071)	37,779

Total liabilities and equity	$353,427	$5,048	$20,122	$(4,071)	$374,527

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(12)	Guarantor Financial Information, Continued

Condensed Consolidated Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments/ Eliminations	Consolidated
Current assets	$22,354	$88	$906	$—	$23,348

Property and equipment:
Oil and gas properties	741,387	—	19,215		760,602
Other	73,007	2,560	—	—	75,567

Total property and equipment	814,394	2,560	19,215		836,169

Accumulated depletion, depreciation and amortization	(475,609)	—	—	—	(475,609)

Net property and equipment	338,785	2,560	19,215	—	360,560

Investment in subsidiaries	4,154	—	—	(4,154)	—
Other long-term assets	1,582	2,407	—	—	3,989

Total assets	$366,875	$5,055	$20,121	$(4,154)	$387,897

Liabilities not subject to compromise:	$48,625	$—	$4	$—	$48,629

Liabilities subject to compromise	283,732	1,804			285,536

Long-term liabilities
Asset retirement obligation and other liabilities	3,507	—	—	—	3,507

Total liabilities	335,864	1,804	4	—	337,672
Total Delta stockholders’ equity	31,010	3,251	20,118	(4,154)	50,225

Total equity	31,010	3.251	20,118	(4,154)	50,225

Total liabilities and equity	$366,874	$5,055	$20,122	$(4,154)	$387,897

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(12)	Guarantor Financial Information, Continued

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2012

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Total revenue	$9,910	$—	$—	$—	$9,910

Operating expenses:
Oil and gas expenses	6,455	—	—	—	6,455
Exploration expense	—	—	—	—	—
Dry hole costs and impairments	—	2	—	—	2
Depreciation and depletion	5,327	—	—	—	5,327
General and administrative	3,995	7	18	—	4,020

Total operating expenses	15,777	9	18	—	15.804

Operating (loss)	(5,867)	(9)	(18)	—	(5,894)

Other income and (expense)	(2,231)	4	—	—	(2,227)
Reorganizational items	(5,342)	—	—	—	(5,342)
Income tax benefit (expense)	—	—	—	—	—
Discontinued operations	—	—	—	—	—

Net income (loss) attributable to Delta common stockholders	$(13,440)	$(5)	$(18)	$—	$(13,463)

Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2011

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Total revenue	$17,636	$—	$—	$—	$17,636

Operating expenses:
Oil and gas expenses	8,134	—	—	—	8,134
Exploration expense	43	—	—	—	43
Dry hole costs and impairments	—	55	—	—	55
Depreciation and depletion	11,951	—	—	—	11,951
General and administrative	6,603	—	25	—	6,628

Total operating expenses	26,731	55	25	—	26,811

Operating (loss)	(9,095)	(55)	(25)	—	(9,175)

Other income and (expense)	(18,186)	—	1	—	(18,185)
Income tax benefit (expense)	698	—	—	—	698
Discontinued operations income (loss)	1,528	—	(5,131)	—	(3,603)

Net loss	(25,055)	(55)	(5,155)	—	(30,265)

Net income attributable to non-controlling interest	2,424	—	—	—	2,424

Net income (loss) attributable to Delta common stockholders	$(22,631)	$(55)	$(5,155)	$—	$(27,841)

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(12)	Guarantor Financial Information, Continued

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2012

	Issuer	Guarantor Entities	Non-Guarantor Entities	Consolidated
Cash provided by (used in):
Operating activities	$(3,673)	$(70)	$102	$(3,641)
Investing activities	(646)	69	(102)	(679)
Financing activities	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(4,319)	(1)	—	(4,320)

Cash at beginning of the period	11,895	61	906	12,862

Cash at the end of the period	$7,576	$60	$906	$8,542

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2011

	Issuer	Guarantor Entities	Non-Guarantor Entities	Consolidated
Cash provided by (used in):
Operating activities	$5,568	$(55)	$97	$5,610
Investing activities	(16,733)	55	(120)	(16,798)
Financing activities	2,537	—	—	2,537

Net decrease in cash and cash equivalents	(8,628)	—	(23)	(8,651)

Cash at beginning of the period	13,154	61	975	14,190

Cash at the end of the period	$4,526	$61	$952	$5,539

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(13) Subsequent Events

On December 16, 2011, Delta and its subsidiaries Amber Resources Company of Colorado (“Amber”), DPCA, LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc. and Castle Texas Production Limited Partnership filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 6, 2012 Castle Exploration Company, Inc., a subsidiary of Delta Pipeline, LLC, also filed a voluntary petition under Chapter 11 in the Bankruptcy Court. Delta and its subsidiaries included in the bankruptcy petitions collectively as the “Debtors.”

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

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In connection with the Plan, Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intend to form a new joint venture called Piceance Energy LLC (“Piceance Energy”). On June 4, 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the term sheet. Under the Contribution Agreement, each of Delta and Laramie will contribute to Piceance Energy their respective assets in the Piceance Basin. Following the contribution, Piceance Energy will be owned 66.66% by Laramie and 33.34% by Delta (referred to after the closing of the transaction as “Reorganized Delta”). At the closing, Piceance Energy will enter into a new credit agreement, borrow $100 million under that agreement, and distribute $75 million to Reorganized Delta and $25 million to Laramie. Reorganized Delta will use its distribution to pay bankruptcy expenses and to repay secured debt. The distribution from Piceance Energy to Reorganized Delta and Laramie will be subject to adjustment to give effect to the transaction effective date of July 31, 2012. Reorganized Delta will also enter into a new credit facility and will borrow an estimated $15 million under that facility at closing, and will use those funds primarily to pay bankruptcy claims and expenses.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(13)	Subsequent Events, Continued

Also contemporaneously with the closing, Delta will amend and restate its Certificate of Incorporation and Bylaws. Under the amended and restated documents, Delta’s name will be changed to “Par Petroleum Corporation.” In addition, the amended and restated Certificate of Incorporation will contain restrictions that will render void certain transfers of Reorganized Delta’s stock that involve a holder of five percent or more of its shares. The purpose of this provision is to preserve certain tax losses that may have value. Under the amended and restated Bylaws, Reorganized Delta’s board of directors will have either five or six members, each of whom will be appointed by current creditors pursuant to a Stockholders’ Agreement they will enter into at closing.

On June 4, 2012, the Debtors filed a disclosure statement relating to the Plan. The Plan was confirmed on August 15, 2012 and is expected to be completed on or about August 31, 2012.

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

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Vega Area of the Piceance Basin; operating strategies; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); anticipated compliance with and impact of laws and regulations; and expected outcomes relating to our bankruptcy proceedings.

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

•

effectiveness of management strategies and decisions including those of the management of Piceance Energy LLC, of which we will own a 33.34% interest following consummation of the transactions contemplated by the Contribution Agreement;

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

We caution you not to place undue reliance on these forward-looking statements. We urge you to carefully review and consider the disclosures made in this Form 10-Q and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Bankruptcy Matters

Bankruptcy Filing

On December 16, 2011, Delta and its subsidiaries Amber Resources Company of Colorado (“Amber”), DPCA, LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc. and Castle Texas Production Limited Partnership filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 6, 2012 Castle Exploration Company, Inc., a subsidiary of Delta Pipeline, LLC, also filed a voluntary petition under Chapter 11 in the Bankruptcy Court. We refer to Delta and its subsidiaries included in the bankruptcy petitions collectively as the “Debtors.”

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

Following the auction, which was held between April 24 – 25, 2012, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In connection with the Plan, Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intend to form a new joint venture called Piceance Energy, LLC (“Piceance Energy”). In June 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the term sheet. Under the Contribution Agreement, each of Delta and Laramie will contribute to Piceance Energy their respective assets in Mesa and Garfield Counties, Colorado. Following the contribution, Piceance Energy will be owned 66.66% by Laramie and 33.34% by Delta. We sometimes refer to Delta as it will exist following the closing of the transaction as “Reorganized Delta.” At the closing, Piceance Energy will enter into a new credit agreement, borrow $100 million under that agreement, and distribute $75 million to Reorganized Delta and $25 million to Laramie. Reorganized Delta will use its distribution to pay bankruptcy expenses and other administration expense claims, secured debt, and priority claims. The distribution from Piceance Energy to Reorganized Delta and Laramie will be subject to adjustment to give effect to the transaction effective date of July 31, 2012. Reorganized Delta will also enter into a delay draw term loan credit facility of up to $30 million.

Following the closing, Reorganized Delta will retain its interest in Amber, its interest in the Point Arguello unit offshore California, other miscellaneous assets and certain tax attributes, including significant net operating losses. It is anticipated that the common stock of Reorganized Delta will be owned by Delta’s creditors, and Delta’s current shareholders will not receive any consideration under the Plan.

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

Also contemporaneously with the closing, we will amend and restate our Certificate of Incorporation and our Bylaws. Under the amended and restated documents, our name will be changed to “Par Petroleum Corporation.” In addition, the amended and restated Certificate of Incorporation will contain restrictions that will limit the ability of holders of five percent or more of our newly issued common stock as of the closing to acquire or dispose of shares in certain circumstances, limit the ability of other persons to become five percent holders and render void certain transfers of our stock that involve a holder of five percent or more of our shares. The purpose of this provision is to preserve certain tax losses that we believe may have value. Under the amended and restated bylaws, our board of directors will have either five or six members, each of whom will be appointed by current creditors of ours pursuant to a Stockholders’ Agreement they will enter into at closing.

The Contribution Agreement includes customary representations, warranties, covenants and indemnities by the parties as well as customary closing conditions and termination rights. Subject to satisfaction of the closing conditions, the transaction is expected to occur on or before August 31, 2012.

On June 4, 2012, the Debtors filed a disclosure statement and the Plan, and holders of Delta’s notes, representing approximately 79.7% of the total amount of claims of the noteholders (collectively, the Supporting Noteholders”), the Debtors and Laramie agreed in form and substance to the terms of a Plan Support Agreement. The Bankruptcy Court approved the disclosure statement on July 6, 2012. The Debtors solicited creditors eligible to vote on the Plan, and received sufficient votes to confirm the Plan. The Plan, as amended, was confirmed on August 16, 2012. and is expected to be completed on or about August 31, 2012.

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

The foregoing description of the Contribution Agreement, the Limited Liability Company Agreement, the Management Services Agreement, the amended and restated Certificate of Incorporation and Bylaws, and the Stockholders’ Agreement is qualified in its entirety by the full text of those documents, which are attached as exhibits to our annual report on Form 10-K for the year ended December 31, 2011.

Under the Plan, Delta’s priority non-tax claims and secured claims will be unimpaired in accordance with section 1124(1) of the Bankruptcy Code. Each general unsecured claim and noteholder claims will receive its pro-rata share of new common stock of Par Petroleum in full satisfaction of its claims

Laramie Properties

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

As of April 30, 2012, the proven reserves that Laramie is contributing Piceance Energy consist of the following (unaudited):

	Net Gas MMCF	Net Oil MBbls	Net NGLs MBbls	Equivalent Mmcfe
Proved Developed Producing	49,466	157	2,734	66,812
Proved Developed Behind Pipe	7,094	22	395	9,592
Proven Undeveloped	343,249	1,276	18,051	459,211

Total	399,809	1,455	21,180	535,615

Recent Developments

2012 Operations Overview

During the first quarter of 2012 we focused on the restructuring of the Company while operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Operations focused on maintaining and operating existing oil and gas properties with no significant exploration or drilling activities.

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

Our Credit Facility

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

We entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in December 2011 in connection with the bankruptcy filing. Up to $57.5 million may be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by the Company to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP credit facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility are term loans. The interest rate under the DIP Credit Facility is 13% plus 6% per annum in payment-in-kind interest (PIK). The initial maturity date of the DIP Credit Facility was June 30, 2012. The Company has subsequently entered into a series of forbearance agreements extending maturity date to August 30, 2012. As of March 31, 2012 $45.0 million in borrowings and $749,000 in accrued PIK interest were outstanding under the facility.

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

Contribution Agreement and Related Credit Agreements

We entered into the Contribution Agreement in June 2012 in connection with the bankruptcy process. Following the closing of the transaction contemplated by the Contribution Agreement, our principal source of liquidity will be borrowings under the Exit Credit Facility. The Exit Credit Facility is a four year delayed draw term loan that allows for three separate draws of up to $30 million. The Exit Credit Facility will charge 9.75% annual interest payable quarterly in either cash or paid-in-kind at the Company’s option. The loan will be secured by (i) a perfected, first-priority security interest in all of the Company’s assets other than its equity interest in Piceance Energy, and (ii) a perfected, second-lien security interest in all of the Company’s equity interest in Piceance Energy. The loan is also subject to certain prepayment penalties. As consideration for granting the loan, we have also issued warrants to the Exit Credit Facility lenders in amounts ranging from 5.1% to 6.1% of total equity outstanding depending upon the total amounts drawn under the facility. The Exit Credit Facility lenders will be parties who currently hold notes and will be major stockholders following completion of the Plan transactions.

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

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$(3,641)	$5,610

Cash provided by (used in) investing activities	$(679)	$(16,798)

Cash provided by (used in) financing activities	$—	$2,537

Net cash use by operating activities was $3 million in the three months ended March 31, 2012 compared with cash provided of $5 million in the three months ended March 31, 2011. Cash flows from operating activities in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 were primarily impacted by the decreased level of operations in 2012 compared to 2011.

Net cash used in investing activities was $679,000 in the three months ended March 31, 2012 compared with $16.8 million in the three months ended March 31, 2011. The primary investing activities in the three months ended March 31, 2012 and March 31, 2011 were additions to oil and gas properties.

Net cash provided by financing activities was zero in the three months ended March 31, 2012 compared to net cash provided by financing activities of $2 million in the three months ended March 31, 2011. The primary financing activities in the three months ended March 31, 2011 were borrowings for operations.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2012 and 2011. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $13.5 million, or $0.49 per diluted common share, for the three months ended March 31, 2012, compared to a net loss attributable to Delta common stockholders of $27.8 million, or a loss of $1.09 per diluted common share, for the three months ended March 31, 2011. The reduction in net loss was primarily due to reductions in cost and personnel reductions. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.

Oil and Gas Sales. During the three months ended March 31, 2012, oil and gas sales decreased 44% to $9.9 million, as compared to $17.6 million for the comparable period a year earlier. The decrease was principally the result of a decline in oil and gas production along with lower natural gas prices. The average natural gas price received during the three months ended March 31, 2012 decreased to $3.71 per Mcf compared to $5.31 per Mcf for the year earlier period. The average oil price received during the three months ended March 31, 2012 increased to $89.83 per Bbl compared to $77.60 per Bbl for the prior year period.

Production and Cost Information

Production volumes, average prices received and cost per equivalent Mcf for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
Production – Continuing Operations:
Oil (Mbbl)	30	37
Gas (Mmcf)	1,936	2,771
Total Production (Mmcfe) – Continuing Operations	2,119	2,996

Average Price – Continuing Operations:
Oil (per barrel)	$89.83	$77.60
Gas (per Mcf)	$3.71	$5.31

Costs (per Mcfe) – Continuing Operations:
Lease operating expense	$1.73	$1.12
Transportation expense	$1.18	$1.31
Production taxes	$0.14	$0.28
Depletion expense	$2.29	$3.80

Realized derivative gain (loss) (per Mcfe)	$—	$(0.13)

Lease Operating Expense. Lease operating expenses for the three months ended March 31, 2012 increased to $3.7 million from $3.4 million in the prior year. Lease operating expenses per Mcfe increased from $1.12 per Mcfe for the three months ended March 31, 2011 to $1.73 per Mcfe for the three months ended March 31, 2012 primarily due to operating costs associated with our properties offshore California.

Transportation Expense. Transportation expense for the three months ended March 31, 2012 decreased to $2.5 million from $3.9 million in the prior year. Transportation expense per Mcfe for the three months ended March 31, 2012 decreased 10% to $1.18 per Mcfe from $1.31 per Mcfe. The change on a per unit basis is primarily the result of improved terms and rates with the provider.

Production Taxes. Production taxes for the three months ended March 31, 2012 were $297,000, as compared to prior year costs of $847,000. Production taxes as a percentage of oil and gas sales were 3% and 5% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the 2012 percentage was primarily due to a decrease in the effective Colorado severance and local ad valorem tax rates.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion and amortization expense decreased 55% to $5.3 million for the three months ended March 31, 2012, as compared to $11.9 million for the comparable year earlier period. Depletion expense for the three months ended March 31, 2012 decreased to $4.8 million from $11.4 million for the three months ended March 31, 2011 primarily due to lower production levels and revised reserve estimates. Accordingly, our depletion rate decreased from $3.80 per Mcfe for the three months ended March 31, 2011 to $2.29 per Mcfe for the current year period.

General and Administrative Expense. General and administrative expense decreased 40% to $4.0 million for the three months ended March 31, 2012, as compared to $6.6 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense and to reduced staffing as a result of attrition and a reduction in force since the first quarter of 2012 resulting in lower cash compensation expense.

Realized Gain (Loss) on Derivative Instruments, Net. As a result of the settlement of all our derivative instruments in 2011, we have zero realized gain or loss on derivative instruments for the three months ended March 31, 2012. During the three months ended March 31, 2011, we recognized a $440,000 loss associated with settlements on derivative contracts.

Unrealized Gain on Derivative Instruments, Net. We recognize mark-to-market gains or losses in current earnings instead of deferring those amounts in accumulated other comprehensive income. As a result of the settlement of all our derivative instruments in 2011, we have zero unrealized gain or loss on derivative instruments for the three months ended March 31, 2012, compared to $10.9 million of unrealized losses for the prior year period.

Income Tax Expense. Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007.

For the three ended March 31, 2011, the Company recorded a tax benefit of $0.9 million, due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. The Company’s net deferred tax position at March 31, 2011 is not impacted by this tax allocation.

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

The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations for the above mentioned oil and gas properties for the three months ended March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2011
	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$5,420	$—	$5,420
Contract drilling and trucking fees	—	14,263	14,263

Total Revenues	5,420	14,263	19,683

Operating Expenses:
Lease operating expense	1,253	—	1,253
Transportation expense	17	—	17
Production taxes	85	—	85
Depreciation, depletion, amortization and accretion – oil and gas	1,510	—	1,510
Dry hole costs	89	—	89
Drilling and trucking operating expenses	—	13,101	13,101
Depreciation and amortization – drilling and trucking	—	2,669	2,669
General and administrative expense	—	1,033	1,033

Total operating expenses	2,954	16,803	19,757

Operating income (loss)	2,466	(2,540)	(74)

Other income and (expense):
Interest expense and financing costs, net	—	(2,041)	(2,041)
Other income (expense)	—	(551)	(551)

Total other income and (expense)	—	(2,592)	(2,592)

Income (loss) from discontinued operations	2,466	(5,132)	(2,666)
Income tax expense (1)	937	—	937

Loss from results of operations of discontinued operations, net of tax	$1,529	$(5,132)	$(3,603)

(1)	Income tax expense. For the three months ended March 31, 2011, the Company recorded a tax benefit of $0.9 million due to a non-cash income tax benefit related to income from discontinued oil and gas operations. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on our loss from continuing operations, which was exactly offset by income tax expense on discontinued operations. Our net deferred tax position at March31, 2011 is not impacted by this tax allocation.

Capital and Exploration Expenditures

Our capital and exploration expenditures for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$—	$66
Proved	—	—
Oil and gas properties	127	13,185
Drilling and trucking equipment	—	158
Pipeline and gathering systems	—	55

Total (1)	$127	$13,464

(1)

Capital expenditures in the table above are presented on an accrual basis. Additions to property and equipment in the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.

Contractual and Long-term Debt Obligations

On December 21, 2011, we entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in December 2011 in connection with the bankruptcy filing. Up to $57.5 million may be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by the Company to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP credit facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility are term loans. The interest rate under the DIP Credit Facility is 13% plus 6% per annum in payment-in-kind interest (PIK). The initial maturity date of the DIP Credit Facility was June 30, 2012. The Company has subsequently entered into a series of forbearance agreements extending maturity date to August 30, 2012. As of March 31, 2012 $45.0 million in borrowings and $749,000 in accrued PIK interest were outstanding under the facility.

7% Senior Unsecured Notes, due 2015

On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes are reported in liabilities subject to compromise at March 31, 2012 and December 31, 2011.

3 3/4% Senior Convertible Notes, due 2037

On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes are reported in liabilities subject to compromise at March 31, 2012 and December 31, 2011.

Other Contractual Obligations

Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of the expenditures related to this obligation will not occur during the next five years.

We lease our corporate office in Denver, Colorado under an operating lease which will expire in October 2012. We have additional operating lease commitments which represent office equipment leases and lease obligations primarily relating to field vehicles and equipment.

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

Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. For the three months ended March 31, 2012, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provisions were recognized.

For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the three months ended March 31, 2012, no significant impairments were recorded.

At March 31, 2012, our oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at March 31, 2012 as the estimated undiscounted net cash flows exceeded the carrying amounts for all properties. Subsequent to the end of the reporting period, in August 2012, the Bankruptcy Court approved a plan of sale of substantially all of our assets and accordingly these assets will be classified as held for sale in reporting periods subsequent to June 30, 2012 and will be subject to a material write-down to fair value at that time. Our assets may be further adjusted in the future due to the outcome of the Chapter 11 Cases or the application of “fresh start” accounting upon the Company’s emergence from Chapter 11.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate and Price Risk

We historically managed our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, which may from time to time include costless collars, swaps, or puts. The level of our hedging activity and the duration of the instruments employed depended upon our view of market conditions, available hedge prices and our operating strategy. We had no open derivative positions at March 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective, due to the existence of material weaknesses as discussed below.

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

•

Qualified Personnel: The Company lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process. As a result, a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•

Risk Assessment: The Company’s risk assessment controls did not address the impact of significant events, such as the filing of the bankruptcy petition, when evaluating the design and operating effectiveness of controls and the impact of such events on their financial statements. This material weakness resulted in misstatements in accounting for deferred financing costs and pre-petition liabilities that were corrected prior to the issuance of the financial statements. Furthermore, a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis. As a result, Delta has contracted with experienced financial and accounting consultants to assist in the preparation of the financial statements for the periods covered by the Company’s delinquent periodic reports.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we did not have any sale of securities in transactions that were not registered under the Securities Act of 1933, as amended (“Securities Act”) that have not been reported in a Form 8-K.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits are as follows:

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

DELTA PETROLEUM CORPORATION (Registrant)

By:	/s/ Carl E. Lakey
Carl E. Lakey, President and Chief Executive Officer

By:	/s/ John T. Young, Jr.
Principal Financial Officer

Date: August 31, 2012

EXHIBIT INDEX:

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy ExtensionsSchema Documents*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.