Form 10-Q
period 2012-06-30
DELTA PETROLEUM CORP/CO
filed 2012-08-31
CIK 821483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Jun 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,356	$12,862
Trade accounts receivable, net of allowance for doubtful accounts of $254 and $100, respectively	1,028	5,606
Prepaid assets	3,416	3,399
Prepaid reorganization costs	1,296	1,301
Inventories	—	180

Total current assets	10,096	23,348

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved	72,081	72,081
Proved	688,759	688,521
Land	4,000	4,000
Other	71,582	71,567

Total property and equipment	836,422	836,169
Less accumulated depreciation and depletion	(485,736)	(475,609)

Net property and equipment	350,686	360,560

Long-term assets:
Investments in unconsolidated affiliates	3,657	3,649
Other long-term assets	313	340

Total long-term assets	3,970	3,989

Total assets	$364,752	$387,897

LIABILITIES AND EQUITY
Current liabilities:
Liabilities not subject to compromise
Debtor in possession financing	$51,742	$45,047
Accounts payable	3,405	2,582
Other accrued liabilities	1,492	149
Accrued reorganization and trustee expense	3,131	851

Liabilities subject to compromise
7% Senior notes	115,000	115,000
3¾% Senior convertible notes	150,000	150,000
Accounts payable	8,627	13,597
Other accrued liabilities	4,990	6,939

Total current liabilities	338,387	334,165

Long-term liabilities:
Liabilities not subject to compromise
Asset retirement obligations	3,620	3,507

Total liabilities	342,007	337,672

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares, issued shares at June 30, 2012 and 28,841,177 shares at December 31, 2011	288	288
Additional paid-in capital	1,643,285	1,641,390
Accumulated deficit	(1,620,828)	(1,591,453)

Total Delta stockholders’ equity	22,745	50,225

Total liabilities and equity	$364,752	$387,897

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2012	2011
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$7,703	$16,882

Operating expenses:
Lease operating expense	3,149	3,563
Transportation expense	2,794	3,625
Production taxes	502	611
Exploration expense	1	233
Dry hole costs and impairments	—	273
Depreciation, depletion, amortization and accretion	4,899	10,528
General and administrative expense	3,725	6,471

Total operating expenses	15,070	25,304

Operating loss	(7,367)	(8,422)

Other income and (expense):
Interest expense and financing costs, net	(2,604)	(7,997)
Other income	(39)	233
Realized loss on derivative instruments, net	—	(5,010)
Unrealized gain on derivative instruments, net	—	8,341
Income from unconsolidated affiliates	7	131

Total other expense	(2,636)	(4,302)

Loss from continuing operations before income taxes reorganization items and discontinued operations	(10,003)	(12,724)

Income tax expense (benefit)	—	(3,938)

Loss from continuing operations	(10,003)	(8,786)
Reorganizational items
Professional fees and administrative costs	5,908	—
(Gain) loss on settlement of liabilities	2	—
Discontinued operations:
Gain from results of operations and sale of discontinued operations, net of tax	—	9,320

Net income (loss)	(15,913)	534
Less net (gain) loss attributable to non-controlling interest included in discontinued operations	—	(1,497)

Net loss attributable to Delta common stockholders	$(15,913)	$(963)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(15,913)	$(8,786)
Gain (loss) from discontinued operations, net of tax	—	7,823

Net loss	$(15,913)	$(963)

Basic loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(0.55)	$(.31)
Discontinued operations	—	.28

Net loss	$(0.55)	$(0.03)

Diluted loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(0.55)	$(0.31)
Discontinued operations	—	0.28

Net loss	$(0.55)	$(0.03)

(1)	All common share amounts (except par value and par value per share amounts) have been retroactively restated as of June 30, 2011 to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands, except per share amounts)
Revenue:
Oil and gas sales	$17,613	$34,597

Operating expenses:
Lease operating expense	6,815	6,958
Transportation expense	5,286	7,568
Production taxes	799	1,461
Exploration expense	1	276
Dry hole costs and impairments	1	416
Depreciation, depletion, amortization and accretion	10,226	22,479
General and administrative expense	7,745	13,100

Total operating expenses	30,873	52,258

Operating loss	(13,260)	(17,661)

Other income and (expense):
Interest expense and financing costs, net	(4,862)	(14,803)
Other income (expense)	(10)	164
Realized loss on derivative instruments, net	—	(5,450)
Unrealized gain (loss) on derivative instruments, net	—	(2,612)
Income from unconsolidated affiliates	9	214

Total other income and (expense)	(4,863)	(22,487)

Loss from continuing operations before income taxes and discontinued operations	(18,123)	(40,148)
Income tax expense (benefit)	—	(4,633)

Loss from continuing operations	(18,123)	(35,515)

Reorganizational items
Professional fees and administrative costs	11,635	—
(Gain) loss on settlement of liabilities	(383)	—
Discontinued operations:
Gain (loss) from results of operations and sale of discontinued operations, net of tax	—	5,785

Net loss	(29,375)	(29,730)
Less net loss attributable to non-controlling interest included in discontinued operations	—	927

Net loss attributable to Delta common stockholders	$(29,375)	$(28,803)

Amounts attributable to Delta common stockholders:
Loss from continuing operations	$(29,375)	$(35,515)
Gain (loss) from discontinued operations, net of tax	—	6,712

Net loss	$(29,375)	$(28,803)

Basic loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(1.02)	$(1.27)
Discontinued operations	—	.24

Net loss	$(1.02)	$(1.03)

Diluted loss attributable to Delta common stockholders per common share: (1)
Loss from continuing operations	$(1.02)	$(1.27)
Discontinued operations	—	0.24

Net loss	$(1.02)	$(1.03)

(1)	All common share amounts (except par value and par value per share amounts) have been retroactively restated as of June 30, 2011 to reflect the Company’s one-for-ten reverse common stock split effective July 13, 2011, as described in Note 10 – Stockholders’ Equity to these consolidated financial statements.

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

			Additional			Accu-	Total Delta	Non-
	Common stock		paid-in	Treasury stock		mulated	stockholders’	controlling	Total
	Shares	Amount	capital	Shares(1)	Amount	deficit	equity	interest	equity
	(In thousands)
Balance, December 31, 2011	28,841	$288	$1,641,390	—	$—	$(1,591,453)	$50,225	$—	$50,225

Net loss	—	—	—	—	—	(29,375)	(29,375)	—	(29,375)
Forfeitures	(58)	—	—	—	—	—	—	—	—
Stock based compensation	—	—	1,895	—	—	—	1,895	—	1,895

Balance, June 30, 2012	28,783	$288	$1,643,285	—	$—	$(1,620,828)	$22,745	$—	$22,745

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,375)	$(29,730)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization – oil and gas	10,226	22,479
Depreciation, depletion, amortization – discontinued operations	—	5,464
Interest capitalized into note balance	1,696	—
Loss on sale of drilling assets – discontinued operations	—	(2,438)
Loss on sale of oil and gas assets – discontinued operations	—	(8,946)
Loss on sale of other assets	126	—
Dry hole costs and impairments	—	416
Stock based compensation	1,895	4,762
Amortization of deferred financing costs, bond discount, and installments payable discount	—	6,198
Unrealized (gain) loss on derivative contracts	—	2,612
Income from unconsolidated affiliates	(9)	(214)
Deferred income tax expense	—	478
Other	28	(395)
Net changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	4,585	(67)
Increase in deposits and prepaid assets	(17)	(897)
Increase in inventories	—	(64)
Increase in other current assets	—	(17)
Increase (decrease) in accounts payable	(4,594)	112
Increase in accrued reorganization costs	2,285	—
Decrease in other accrued liabilities	—	(1,854)
Increase in assets held for sale working capital, net	—	2,213

Net cash provided by (used in) operating activities	(13,154)	112

Cash flows from investing activities:
Additions to property and equipment	(420)	(36,727)
Additions to drilling and trucking equipment – assets held for sale	—	(822)
Proceeds from sale of oil and gas properties	42	41,216
Proceeds from sale of drilling assets – assets held for sale	—	3,367
Proceeds from sale of other fixed assets	26	61
Proceeds from sale of unconsolidated affiliates	—	898

Net cash provided by (used in) investing activities	(352)	7,993

Cash flows from financing activities:
Proceeds from borrowings	5,000	49,202
Repayments of borrowings	—	(66,617)
Payment of deferred financing costs	—	(979)
Stock repurchased for withholding taxes	—	(7)

Net cash used in financing activities	5,000	(18,401)

Net decrease in cash and cash equivalents	(8,506)	(10,296)
Cash at beginning of period	12,862	14,190

Cash at end of period	$4,356	$3,894

Supplemental cash flow information:
Cash paid for interest and financing costs	$3,049	$10,011

DHS interest payable capitalized to principal balance (non-cash financing transaction)	$—	$3,566

See accompanying notes to consolidated financial statements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. Subsequent events were evaluated through the date of issuance of these consolidated financial statements at the time this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”). For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

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

On December 27, 2011, the Debtors filed a motion (the “Sale Motion”) pursuant to Sections 105, 363, and 365 of the Bankruptcy Code for an order authorizing the sale, free and clear of all liens, claims and encumbrances and for the assumption and assignment of executory contracts. The Sale Motion requested an order to approve bid procedures, approves form and manner of notice of the sales, approval of the form and manner of notice of the assumption and assignment including any cure amounts of executor contracts and unexpired leases, establishment of a sale auction date, establishment of a sale hearing date and grants of related relief. On January 11, 2012, the Bankruptcy Court issued an order approving these matters. On March 20, 2012, Delta announced that it was seeking court approval to amend the bidding procedures for its upcoming auction. On March 22, 2012, the Bankruptcy Court approved the revised procedures.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(2) Reorganization under Chapter 11, Continued

On May 8, 2012, the Debtors obtained approval from the bankruptcy court to select Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization. Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intend to form a new joint venture, to be called Piceance Energy LLC (“Piceance Energy”). The assets of Piceance Energy are anticipated to consist of both Laramie’s and Delta’s current Piceance Basin assets. Piceance Energy would be owned 66.66% by Laramie and 33.34% by a newly reorganized Delta Petroleum (“Reorganized Delta”) or “Par Petroleum. In addition to the 33.34% membership interest, Piceance Energy would distribute $75 million to Reorganized Delta to be used to pay bankruptcy expenses and to repay secured debt. Reorganized Delta would retain its interest in the Point Arguello unit of offshore California and other miscellaneous assets and certain tax attributes, and may retain its interest in Amber depending on how Amber’s Chapter 11 bankruptcy proceedings and claims reconciliation are resolved. Based upon the Plan as confirmed by the Bankruptcy Court, the common stock of Reorganized Delta would be owned by Delta’s creditors, and Delta’s current shareholders would not receive any consideration under the Plan.

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

(3) Going Concern

The Company is operating pursuant to Chapter 11 of the Bankruptcy Code and its continuation as a going concern is contingent upon, among other things, its ability to complete a plan of reorganization under the Bankruptcy Code. These matters create substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of the consummation of the transactions under the Plan.

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

Three and Six Months Ended June 30, 2012 and 2011

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

Three and Six Months Ended June 30, 2012 and 2011

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

The Company assesses proved properties on an individual field basis for impairment on at least an annual basis. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. For the three and six months ended June 30, 2012 and 2011, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provisions were recognized.

For unproved properties, the need for an impairment charge is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment.

When the Company believes the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the three and six months ended June 30, 2012 and 2011, no significant impairments were recorded.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(4) Summary of Significant Accounting Policies, Continued

At June 30, 2012, the Company’s oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at June 30, 2012 as the estimated undiscounted net cash flows exceeded the carrying amounts for all properties. Subsequent to the end of the reporting period, in August 2012, the Bankruptcy Court approved a plan of sale of substantially all of the Company’s assets and accordingly these assets will be classified as held for sale in reporting periods subsequent to June 30, 2012 and will be subject to a material write-down to fair value at that time. The Company’s assets may be further adjusted in the future due to the outcome of the Chapter 11 Cases or the application of “fresh start” accounting upon the Company’s emergence from Chapter 11..

Asset Retirement Obligations

The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells. The Company has no obligation to provide for the retirement of most of its offshore properties as the obligations remained with the seller from whom the Company acquired the properties.

The following is a reconciliation of the Company’s asset retirement obligations from January 1, 2012 to June 30, 2012 (in thousands):

Asset retirement obligation – January 1, 2012	$3,799
Accretion expense	128
Change in estimate	—
Obligations incurred (from new wells)	—
Obligations settled	—
Obligations on sold properties	—

Asset retirement obligation – June 30, 2012	3,927
Less: Current portion of asset retirement obligation	(308)

Long-term asset retirement obligation	$3,619

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

(5) Discontinued Operations

During the second quarter of 2011, the Company closed the 2011 Wapiti Transaction, selling the remaining portion of its interests in non-core assets primarily located in Texas and Wyoming for gross cash proceeds of approximately $43.2 million. On October 31, 2011, Delta sold its stock , representing a 49.8% ownership interest, in DHS Drilling to DHS Drilling’s lender, LCPI, for $500,000. In accordance with accounting standards, the results of operations relating to these properties have been reflected as discontinued operations for all periods presented. In addition, the assets and liabilities related to the oil and gas properties in the 2011 Wapiti Transaction have been separately reflected in the accompanying consolidated balance sheet as of March 31, 2011 as assets held for sale and liabilities related to assets held for sale.

The results of operations relating to property interests sold in the 2011 Wapiti Transaction have been reflected as discontinued operations. During the first quarter 2011, DHS Drilling engaged transaction advisors to commence a strategic alternatives process focused on a sale of DHS Drilling or substantially all of its assets. As such, in accordance with accounting standards, the results of operations relating to DHS Drilling have been reflected as discontinued operations.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(5) Discontinued Operations, Continued

The Company had no activity from discontinued operations in the three or six months ended June 30, 2012. The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations as described above for the three months and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$4,594	$—	$4,594	$9,935	$—	$9,935
Contract drilling and trucking fees	—	12,129	12,129	—	26,393	26,393

Total Revenues	4,594	12,129	16,723	9,935	26,393	36,328

Operating Expenses:
Lease operating expense	1,307	—	1,307	2,517	—	2,517
Transportation expense	12	—	12	22	—	22
Production taxes	321	—	321	404	—	404
Depreciation, depletion, amortization and accretion – oil and gas	1,286	—	1,286	2,795	—	2,795
Impairment provision	—	—	—	—	—	—
Drilling and trucking operating expenses	—	9,406	9,406	—	22,507	22,507
Depreciation and amortization – drilling and trucking(1)	—	—	—	—	2,669	2,669
General and administrative expense	—	1,051	1,051	—	2,084	2,084

Total operating expenses	2,926	10,457	13,383	5,738	27,260	32,998

Operating income (loss)	1,668	1,672	3,340	4,197	(867)	3,330

Other income and (expense):
Interest expense and financing costs, net	—	(2,091)	(2,091)	—	(4,129)	(4,129)
Other income (expense)	—	124	124	—	(428)	(428)

Total other income and (expense)	—	(1,967)	(1,967)	—	(4,557)	(4,557)

Income (loss) from discontinued operations	1,668	(295)	1,373	4,197	(5,424)	(1,227)
Income tax expense(2)	(615)	—	(615)	(1,550)	—	(1,550)

Income (loss) from results of operations of discontinued operations, net of tax	1,053	(295)	758	2,647	(5,424)	(2,777)
Gain on sales of discontinued operations, net of tax(3)	5,645	2,917	8,562	5,645	2,917	8,562

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$6,698	$2,622	$9,320	$8,292	$(2,507)	$5,785

(1)

Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to zero for the three months ended June 30, 2011 as compared to $2,669 thousand for the prior quarter. The decrease is due to not recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.

(2)

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

(3)

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(6) Debt

Debtor in Possession Credit Agreement

On December 21, 2011, we entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in December 2011 in connection with the bankruptcy filing. Up to $57.5 million may be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by the Company to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP credit facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility are term loans. The interest rate under the DIP Credit Facility is 13% plus 6% per annum in payment-in-kind interest (PIK). The initial maturity date of the DIP Credit Facility was June 30, 2012. The Company has subsequently entered into a series of forbearance agreements extending maturity date to August 30, 2012. As of June 30, 2012 $50.0 million in borrowings and $1.5 million in accrued PIK interest were outstanding under the facility.

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

Installments Payable on Property Acquisition

On February 28, 2008, the Company closed a transaction with EnCana to jointly develop a portion of EnCana’s leasehold in the Vega Area of the Piceance Basin. The remaining installment payable that was due and paid on November 1, 2011. The discount is being accreted on the effective interest method over the term of the installments, including accretion of $600,000 and $1.3 million for the three and six months ended June 30, 2011, respectively. No accretion was recorded in 2012 as the final note payment was made in 2011.

7% Senior Unsecured Notes, due 2015

On March 15, 2005, the Company issued 7% senior unsecured notes for an aggregate principal amount of $150.0 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes are reported in liabilities subject to compromise at June 30, 2012 and December 31, 2011.

3 3/4% Senior Convertible Notes, due 2037

On April 25, 2007, the Company issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes are reported in liabilities subject to compromise at June 30, 2012 and December 31, 2011.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

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

Asset retirement obligations—The initial fair values of the asset retirement obligations are estimated using internal discounted cash flow calculations based upon the Company’s asset retirement obligations, including revisions of the estimated fair values during the six months ended June 30, 2012 and 2011, and are considered to be Level 3 fair value measurements.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

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

Preferred Stock

The Company has 3.0 million shares of preferred stock authorized and issuable from time to time in one or more series. As of June 30, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(9) Stockholders’ Equity, Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-vested stock(1)	$1,461	$2,346	$2,823	$4,610
Performance shares	—	49	—	152

Total	$1,461	$2,395	$2,823	$4,762

(1)

Non-vested stock includes zero and $48,000 for the three months ended June 30, 2012 and 2011, respectively, and zero and $96,000 for the six months ended June 30, 2012 and 2011, respectively, that relates to DHS which is included as a component of discontinued operations in the accompanying consolidated statements of operations.

The Company recognizes the cost of share based payments over the period during which the employee provides service. Exercise prices for options outstanding under the Company’s various plans as of June 30, 2012 ranged from $7.90 to $153.40 per share. At June 30, 2012, there was no unrecognized compensation cost related to stock options as all outstanding options are vested. At June 30, 2012, the Company had 150,050 options outstanding at a weighted average exercise price of $74.46 per share. At June 30, 2012, all compensation cost related to non-vested portion of restricted stock had been recognized.

(10) Income Taxes

Income tax expense (benefit) attributable to loss from continuing operations was approximately ($3.9) million for the three months ended June 30, 2011and ($4.6) million for the six months ended 2011. Also included in the three months ended June 30, 2011 was a current tax benefit related to a tax refund received as a result of a tax law change that allowed us to carry-back operating losses to a period in which we previously paid tax. There was no income tax expense in 2012.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at June 30, 2012.

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(10) Income Taxes, Continued

During the three months ended June 30, 2011 DHS recorded net operating losses and as of June 30, 2011 DHS’s deferred tax assets exceeded its deferred tax liabilities. Accordingly, based on significant recent operating losses and projections for future results, a valuation allowance was recorded for DHS’s net deferred tax assets.

During the remainder of 2012 and thereafter, the Company will continue to assess the realizability of its deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased. Such a change in the assessment of realizability could result in a decrease to the valuation allowance and corresponding income tax benefit, both of which could be significant.

During the three and six months ended June 30, 2012 and 2011, no adjustments were recognized for uncertain tax benefits.

(11) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to Delta common stockholders	$(15,913)	$(963)	$(29,375)	$(28,803)

Basic weighted-average common shares outstanding	28,806	27,873	28,812	27,878
Add: dilutive effects of stock options and unvested stock grants	—	—	—	—

Diluted weighted-average common shares outstanding	28,806	27,873	28,812	27,878

Net loss per common share attributable to Delta common stockholders
Basic	$(0.55)	$(0.03)	$(1.02)	$(1.03)

Diluted	$(0.55)	$(0.03)	$(1.02)	$(1.03)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock issuable upon conversion of convertible notes	379	379	379	379
Stock options	150	150	150	150
Non-vested restricted stock	558	1,212	558	1,212

Total potentially dilutive securities	1,087	1,741	1,087	1,741

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

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

Condensed Consolidated Balance Sheet

June 30, 2012

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Current assets	$9,121	$102	$873	$—	$10,096

Property and equipment:
Oil and gas properties	741,625	—	19,215	—	760,840
Other	73,020	2,562	—	—	75,582

Total property and equipment	814,645	2,562	19,215	—	836,422

Accumulated depletion and depreciation	(485,734)	(2)	—	—	(485,736)

Net property and equipment	328,911	2,560	19,215	—	350,686

Investment in subsidiaries	4,126	—	—	(4,126)	—
Other long-term assets	1,563	2,407	—	—	3,970

Total assets	$343,721	$5,069	$20,088	$(4,126)	$364,752

Liabilities not subject to compromise:	$59,754	$—	$16	$—	$59,770

Liabilities subject to compromise	276,817	1,800	—	—	278,617

Long-term liabilities:
Asset retirement obligations	3,620	—	—	—	3,620

Total liabilities	340,191	1,800	16	—	342,007

Total Delta stockholders’ equity	3,530	3,269	20,072	(4,126)	22,745

Total liabilities and equity	$343,721	$5,069	$20,088	$(4,126)	$364,752

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

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

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(12)	Guarantor Financial Information, Continued

Condensed Consolidated Statement of Operations

Three Months Ended June 30, 2012

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Total revenue	$7,703	$—	$—	$—	$7,703

Operating expenses:
Oil and gas expenses	6,445	—	—	—	6,445
Exploration expense	1	—	—	—	1
Dry hole costs and impairments	—	—	—	—	—
Depreciation and depletion	4,899	—	—	—	4,899
General and administrative	3,694	8	23	—	3,725

Total operating expenses	15,039	8	23	—	15,070

Operating income (loss)	(7,336)	(8)	(23)	—	(7,367)

Other income and (expense)	(2,666)	29	1	—	(2,636)
Reorganizational items	(5,910)	—	—	—	(5,910)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss) attributable to Delta common stockholders	$(15,912)	$21	$(22)	$—	$(15,913)

Condensed Consolidated Statement of Operations

Three Months Ended June 30, 2011

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Total revenue	$16,882	$—	$—	$—	$16,882

Operating expenses:
Oil and gas expenses	7,799	—	—	—	7,799
Exploration expense	233	—	—	—	233
Dry hole costs and impairments	367	(94)	—	—	273
Depreciation and depletion	10,528	—	—	—	10,528
General and administrative	6,424	21	26	—	6,471

Total operating expenses	25,351	(73)	26	—	25,304

Operating income (loss)	(8,469)	73	(26)	—	(8,422)

Other income and (expense)	(4,314)	11	1	—	(4,302)
Income tax benefit	3,938	—	—	—	3,938
Discontinued operations	6,698	—	2,622	—	9,320

Net income (loss)	(2,147)	84	2,597	—	534

Net income attributable to non-controlling interest	(1,497)	—	—	—	(1,497)

Net income (loss) attributable to Delta common stockholders	$(3,644)	$84	$2,597	$—	$(963)

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(12) Guarantor Financial Information, Continued

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2012

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Total revenue	$17,613	$—	$—	$—	$17,613

Operating expenses:
Oil and gas expenses	12,900	—	—	—	12,900
Exploration expense	1	—	—	—	1
Dry hole costs and impairments	—	1	—	—	1
Depreciation and depletion	10,226	—	—	—	10,226
General and administrative	7,689	15	41	—	7,745

Total operating expenses	30,816	16	41	—	30,873

Operating income (loss)	(13,203)	(16)	(41)	—	(13,260)

Other income and (expenses)	(4,897)	33	1	—	(4,863)
Reorganizational items	(11,252)				(11,252)
Income tax benefit	—	—	—	—	—

Net income (loss) attributable to Delta common stockholders	$(29,352)	$17	$(40)	$—	$(29,375)

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2011

	Issuer	Guarantor Entities	Non-Guarantor Entities	Adjustments/ Eliminations	Consolidated
Total revenue	$34,597	$—	$—	$—	$34,597

Operating expenses:
Oil and gas expenses	15,987	—	—	—	15,987
Exploration expense	276	—	—	—	276
Dry hole costs and impairments	455	(39)	—	—	416
Depreciation and depletion	22,479	—	—	—	22,479
General and administrative	13,028	21	51	—	13,100

Total operating expenses	52,225	(18)	51	—	52,258

Operating income (loss)	(17,628)	18	(51)	—	(17,661)

Other income and (expenses)	(22,500)	11	2	—	(22,487)
Income tax benefit	4,633	—	—	—	4,633
Discontinued operations	8,292	—	(2,507)	—	5,785

Net income (loss)	(27,203)	29	(2,556)	—	(29,730)

Less net loss attributable to non-controlling interest	927	—	—	—	927

Net income (loss) attributable to Delta common stockholders	$(26,276)	$29	$(2,556)	$—	$(28,803)

DELTA PETROLEUM CORPORATION

AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(12) Guarantor Financial Information, Continued

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2012

	Issuer	Guarantor Entities	Non-Guarantor Entities	Consolidated
Cash provided by (used in):
Operating activities	$(13,138)	$25	$(41)	$(13,154)
Investing activities	(360)	—	8	(352)
Financing activities	5,000	—	—	5,000

Net decrease in cash and cash equivalents	(8,498)	25	(33)	(8,506)

Cash at beginning of the period	11,895	61	906	12,862

Cash at the end of the period	$3,397	$86	$873	$4,356

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2011

	Issuer	Guarantor Entities	Non-Guarantor Entities	Consolidated
Cash provided by (used in):
Operating activities	$(680)	$1	$791	$112
Investing activities	5,345	1	2,647	7,993
Financing activities	(14,915)	—	(3,486)	(18,401)

Net decrease in cash and cash equivalents	(10,250)	2	(48)	(10,296)

Cash at beginning of the period	13,154	61	975	14,190

Cash at the end of the period	$2,904	$63	$927	$3,894

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

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(13) Subsequent Events, Continued

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

Recent Developments

2012 Operations Overview

During the first six months of 2012 we have focused on the restructuring of the Company while operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Operations focused on maintaining and operating existing oil and gas properties with no significant exploration or drilling activities.

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

We entered into our senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in December 2011 in connection with the bankruptcy filing. Up to $57.5 million may be borrowed under the DIP Credit Facility, of which approximately $12.5 million was initially available to the Company. All of the loans under the DIP Credit Facility are term loans. The interest rate under the DIP Credit Facility is 13% plus 6% per annum in payment-in-kind interest. The initial maturity date of the DIP Credit Facility was June 30, 2012; we subsequently entered into forbearance agreements extending that date to August 30, 2012. As of December 31, 2011, approximately $45 million in borrowings were outstanding under the facility. Initial borrowings under the DIP Credit Facility were used to repay all amounts outstanding under the MBL Credit Agreement, which was then terminated.

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

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$(13,154)	$112
Cash provided by (used in) investing activities	$(352)	$(7,993)
Cash provided by (used in) financing activities	$5,000	$(18,401)

Net cash use by operating activities was $13 million in the six months ended June 30, 2012 compared with cash provided of $112,000 in the six months ended June 30, 2011. Cash flows from operating activities in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 were primarily impacted by the decreased level of operations in 2012 compared to 2011.

Net cash used in investing activities was $352,000 in the six months ended June 30, 2012 compared with $8.0 million in the six months ended June 30, 2011. The primary investing activities in the six months ended June 30, 2012 were additions to oil and gas properties compared to additions and proceeds from the sale of oil and gas properties in June 30, 2011.

Net cash provided by financing activities was $5 million in the six months ended June 30, 2012 compared to net cash used in provided by financing activities of $18 million in the six months ended June 30, 2011. The financing activities in the six months ended June 30, 2012 was borrowings on the DIP credit facility compared to repayments of debt with proceeds from the sale of properties in 2011.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2012 and 2011. This analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $15.9 million, or $0.55 per diluted common share, for the three months ended June 30, 2012, compared to a net loss attributable to Delta common stockholders of $963,000, or a loss of $.03 per diluted common share, for the three months ended June 30, 2011. The change in net loss for the two periods was primarily from the due to reorganization costs incurred in 2012 and the significant gain on sales of assets in June 2011. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.

Oil and Gas Sales. During the three months ended June 30, 2012, oil and gas sales decreased 54% to $7.7 million, as compared to $16.9 million for the comparable period a year earlier. The decrease was principally the result of a decline in oil and gas production along with lower natural gas prices. The average natural gas price received during the three months ended June 30, 2012 decreased to $3.10 per Mcf compared to $5.31 per Mcf for the year earlier period. The average oil price received during the three months ended June 30 2012 increased to $93.41 per Bbl compared to $86.87 per Bbl for the prior year period.

Production and Cost Information

Production volumes, average prices received and cost per equivalent Mcf for the three months ended June 30, 2012 and 2011 are as follows: Three Months Ended

	Three Months Ended June 30,
	2012	2011
Production – Continuing Operations:
Oil (Mbbl)	23	38
Gas (Mmcf)	1,772	2,550
Total Production (Mmcfe) – Continuing Operations	1,913	2,781

Average Price – Continuing Operations:
Oil (per barrel)	$93.41	$86.87
Gas (per Mcf)	$3.10	$5.31

Costs (per Mcfe) – Continuing Operations:
Lease operating expense	$1.65	$1.28
Transportation expense	$1.46	$1.30
Production taxes	$0.26	$0.22
Depletion expense	$2.35	$3.54
Realized derivative losses (per Mcfe)	$—	$(1.80)

Lease Operating Expense. Lease operating expenses for the three months ended June 30, 2012 decreased to $3.1 million from $3.6 million in the prior year. Lease operating expenses per Mcfe increased from $1.28 per Mcfe for the three months ended June 30, 2011 to $1.65 per Mcfe for the three months ended June 30, 2012 primarily due to operating costs associated with our properties offshore California.

Transportation Expense. Transportation expense for the three months ended June 30, 2012 decreased to $2.7 million from $3.6 million in the prior year. Transportation expense per Mcfe for the three months ended June 30, 2012 increased slightly to $1.46 per Mcfe from $1.30 per Mcfe. The change on a per unit basis is primarily the result of adjusted terms and rates with the provider.

Production Taxes. Production taxes for the three months ended June 30, 2012 were $502,000, as compared to prior year costs of $611,000. Production taxes as a percentage of oil and gas sales were 6.5% and 3.6% for the three months ended June 30, 2012 and 2011, respectively. The change in the 2012 quarterly percentage was primarily due to adjustments in the effective Colorado severance and local ad valorem withholding tax rates.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion and amortization expense decreased 42% to $3.7 million for the three months ended June 30, 2012, as compared to $6.4 million for the comparable year earlier period. Depletion expense for the three months ended June 30, 2012 decreased to $4.4 million from $11.2 million for the three months ended June 30, 2011 primarily due to lower production levels and revised reserve estimates. Accordingly, our depletion rate decreased from $3.54 per Mcfe for the three months ended June 30, 2011 to $2.35 per Mcfe for the current year period.

General and Administrative Expense. General and administrative expense decreased 42% to $3.7 million for the three months ended June 30, 2012, as compared to $6.5 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense and to reduced staffing as a result of attrition and a reduction in force since 2011 resulting in lower cash compensation and administrative operating expense.

Discontinued Operations. The results of operations relating to property interests sold in the 2011 Wapiti Transaction have been reflected as discontinued operations. During the three and six months ended June 30, 2011, DHS engaged transaction advisors to commence a strategic alternatives process focused on a sale of DHS or substantially all of its assets. As such, in accordance with accounting standards, the results of operations relating to DHS have been reflected as discontinued operations.

The Company has no activity from discontinued operations in the three or six months ended June 30, 2012. The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations as described above for the three months and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$4,594	$—	$4,594	$9,935	$—	$9,935
Contract drilling and trucking fees	—	12,129	12,129	—	26,393	26,393

Total Revenues	4,594	12,129	16,723	9,935	26,393	36,328

Operating Expenses:
Lease operating expense	1,307	—	1,307	2,517	—	2,517
Transportation expense	12	—	12	22	—	22
Production taxes	321	—	321	404	—	404
Depreciation, depletion, amortization and accretion – oil and gas	1,286	—	1,286	2,795	—	2,795
Impairment provision	—	—	—	—	—	—
Drilling and trucking operating expenses	—	9,406	9,406	—	22,507	22,507
Depreciation and amortization – drilling and trucking(1)	—	—	—	—	2,669	2,669
General and administrative expense	—	1,051	1,051	—	2,084	2,084

Total operating expenses	2,926	10,457	13,383	5,738	27,260	32,998

Operating income (loss)	1,668	1,672	3,340	4,197	(867)	3,330

Other income and (expense):
Interest expense and financing costs, net	—	(2,091)	(2,091)	—	(4,129)	(4,129)
Other income (expense)	—	124	124	—	(428)	(428)

Total other income and (expense)	—	(1,967)	(1,967)	—	(4,557)	(4,557)

Income (loss) from discontinued operations	1,668	(295)	1,373	4,197	(5,424)	(1,227)
Income tax expense(2)	(615)	—	(615)	(1,550)	—	(1,550)

Income (loss) from results of operations of discontinued operations, net of tax	1,053	(295)	758	2,647	(5,424)	(2,777)
Gain on sales of discontinued operations, net of tax(3)	5,645	2,917	8,562	5,645	2,917	8,562

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$6,698	$2,622	$9,320	$8,292	$(2,507)	$5,785

(1)

Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization expense – drilling decreased to zero for the three months ended June 30, 2011 as compared to $2,669 thousand for the prior quarter. The decrease is due to not recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.

(2)

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

(3)

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Loss Attributable to Delta Common Stockholders. Net loss attributable to Delta common stockholders was $29.4 million or $1.02 per diluted common share, for the six months ended June 30, 2012 compared to $28.8 million, or $1.03 per diluted common share, for the six months ended June 30, 2011, There were a number of items affecting comparability between periods including lower volumes, lower prices and reorganization costs of $11.6 million in 2012. Explanations of significant items affecting comparability between periods are discussed by financial statement caption below.

Oil and Gas Sales. During the six months ended June 30, 2012, oil and gas sales were $17.6 million, as compared to $34.6 million for the comparable period a year earlier. The decrease is oil and gas sales is a 30% reduction in production and a 36% decrease in gas prices. The average natural gas price received during the six months ended June 30, 2012 decreased to $3.42 per Mcf compared to $5.31 per Mcf for the year earlier period. The average oil price received during the six months ended June 30, 2012 increased to $91.39 per Bbl compared to $82.31 per Bbl for the year earlier period.

Production and Cost Information

Production volumes, average prices received and cost per equivalent Mcf for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
Production – Continuing Operations:
Oil (Mbbl)	54	77
Gas (Mmcf)	3,708	5,323
Total Production (Mmcfe) – Continuing Operations	4,032	5,784

Average Price – Continuing Operations:
Oil (per barrel)	$91.39	$82.31
Gas (per Mcf)	$3.42	$5.31

Costs (per Mcfe) – Continuing Operations:
Lease operating expense	$1.69	$1.20
Transportation expense	$1.31	$1.31
Production taxes	$0.20	$0.25
Depletion expense	$2.33	$3.67

Realized derivative losses (per Mcfe)	$—	$(0.94)

Lease Operating Expense. Lease operating expenses for the six months ended June 30, 2012 decreased to $6.8 million compared to $6.9 million in the the six months ended June 30, 2012. Lease operating expenses per Mcfe increased from $1.20 per Mcfe for the six months ended June 30, 2011 to $1.69 per Mcfe for the six months ended June 30, 2012 primarily due to operating costs associated with our properties offshore California.

Transportation Expense. Transportation expense for the six months ended June 30, 2012 was $5.3 million compared to $7.6 million for the six months ended June 30, 2011. Transportation expense per Mcfe for the six months ended June 30, 2012 and 2011 remained constant at $1.31 per Mcfe.

Production Taxes. Production taxes for the six months ended June 30, 2012 were $800,000 or 45% lower than prior year costs of $1.5 million. Production taxes as a percentage of oil and gas sales were 4.5% and 4.2% for the six months ended June 30, 2012 and 2011, respectively.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion and amortization expense decreased 55% to $10.2 million for the six months ended June 30, 2012, as compared to $22.5 million for the comparable year earlier period. Depletion expense for the six months ended June 30, 2012 was $9.3 million compared to $21.2 million for the six months ended June 30, 2011. Our depletion rate decreased to $2.33 per Mcfe for the six months ended June 30, 2012 from $3.67 per Mcfe for the prior year period primarily due to lower production levels and revised reserve estimates.

General and Administrative Expense. General and administrative expense decreased 41% to $7.7 million for the six months ended June 30, 2012, as compared to $13.1 million for the comparable prior year period. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense, lower corporate consulting fees and to reduced staffing as a result of attrition and a reduction in force btween the periods resulting in lower cash compensation and operating expense.

Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets, to record a valuation allowance for our deferred tax assets beginning with the second quarter of 2007.

Capital and Exploration Expenditures

Our capital and exploration expenditures for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
CAPITAL AND EXPLORATION EXPENDITURES:

Property acquisitions:
Unproved	$—	$24
Proved	—	—
Oil and gas properties	238	31,266
Drilling and trucking equipment	—	821
Pipeline and gathering systems	—	(39)

Total (1)	$238	$32,072

(1)

Capital expenditures in the table above are presented on an accrual basis. Additions to property and equipment in the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.

Contractual and Long-term Debt Obligations

On December 21, 2011, we entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in December 2011 in connection with the bankruptcy filing. Up to $57.5 million may be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by the Company to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP credit facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility are term loans. The interest rate under the DIP Credit Facility is 13% plus 6% per annum in payment-in-kind interest (PIK). The initial maturity date of the DIP Credit Facility was June 30, 2012. The Company has subsequently entered into a series of forbearance agreements extending maturity date to August 30, 2012. As of June 30, 2012 $50.0 million in borrowings and $1.5 million in accrued PIK interest were outstanding under the facility.

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

Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. For the six months ended June 30, 2012 and 2011, the expected future undiscounted cash flows of the assets exceeded the carrying value of the corresponding asset and as such no impairment provisions were recognized.

For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and our ability to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the six months ended June 30, 2012 and 2011, no significant impairments were recorded.

At June 30, 2012, our oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at June 30, 2012 as the estimated undiscounted net cash flows exceeded the carrying amounts for all properties. Subsequent to the end of the reporting period, in August 2012, the Bankruptcy Court approved a plan of sale of substantially all of our assets and accordingly these assets will be classified as held for sale in reporting periods subsequent to June 30, 2012 and will be subject to a material write-down to fair value at that time. Our assets may be further adjusted in the future due to the outcome of the Chapter 11 Cases or the application of “fresh start” accounting upon the Company’s emergence from Chapter 11.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate and Price Risk

We historically managed our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, which may from time to time include costless collars, swaps, or puts. The level of our hedging activity and the duration of the instruments employed depended upon our view of market conditions, available hedge prices and our operating strategy. We had no open derivative positions at June 30, 2012.

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

•

Qualified Personnel: The Company lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process. As a result, a reasonable possibility exists that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•

Risk Assessment: The Company’s risk assessment controls did not address the impact of significant events, such as the filing of the bankruptcy petition, when evaluating the design and operating effectiveness of controls and the impact of such events on their financial statements. This material weakness resulted in mistatements in accounting for deferred financing costs and pre-petition liabilities that were corrected prior to the issuance of the financial statements. Furthermore, a reasonable possibility exists that a material mistatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months quarter ended June 30, 2012, we did not have any sale of securities in transactions that weere not registered under the Securities Act of 1933, as amended (“Securities Act”) that have not been reported in a Form 8-K.

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

DELTA PETROLEUM CORPORATION (Registrant)

By:	/s/ Carl E. Lakey
Carl E. Lakey, President and
Chief Executive Officer

By:	/s/ John T. Young
John T. Young,
Chief Financial Officer

Date: August 31, 2012

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.