Form 10-Q
period 2012-09-30
PAR PETROLEUM CORP/CO
filed 2012-11-14
CIK 821483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-16203

PAR PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1060803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 McKinney, Suite 2025 Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)

(713) 969-3293

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

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

147,655,815 shares of common stock, $0.01 par value per share, were outstanding as of November 12, 2012.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation (and for periods prior to the reorganization described herein, Delta Petroleum Corporation) and its consolidated subsidiaries unless the context suggests otherwise.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	Successor	Predecessor
	September 30,2012	December 31,2011
ASSETS
Current assets:
Cash and cash equivalents	$6,535	$12,862
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $254, at September 30, 2012 and December 31, 2011, respectively	581	5,606
Prepaid assets	190	3,399
Prepaid reorganization costs	—	1,301
Inventories	—	180

Total current assets	7,306	23,348

Property and equipment:
Oil and gas properties, at cost, successful efforts method of accounting:
Unproved	1,273	72,081
Proved	3,592	688,521
Land	—	4,000
Other	4,239	71,567

Total property and equipment	9,104	836,169
Less accumulated depreciation and depletion	(113)	(475,609)

Net property and equipment	8,991	360,560

Long-term assets:
Investments in unconsolidated affiliates	95,006	3,649
Other long-term assets	54	340

Total long-term assets	95,060	3,989

Total assets	$111,357	$387,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Liabilities not subject to compromise
Debtor in possession financing	$—	$45,047
Accounts payable	531	2,582
Other accrued liabilities	—	149
Accrued reorganization and trustee expense	—	851

Liabilities subject to compromise
7% Senior unsecured notes	—	115,000
3 3/4% Senior convertible notes	—	150,000
Accounts payable	—	13,597
Other accrued liabilities	—	6,939

Total current liabilities	531	334,165

Long-term liabilities:
Liabilities not subject to compromise
Long – term debt, net of unamortized discount	7,146	—
Derivative liabilities	6,100	—
Asset retirement obligations	487	3,507

Total liabilities	14,264	337,672

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 300,000,000 shares and 200,000,000 shares at September 30, 2012 and December 31, 2011, respectively, issued 147,655,815 shares and 28,841,177 shares at September 30, 2012 and December 31, 2011, respectively	1,477	288
Additional paid-in capital	97,618	1,641,390
Accumulated deficit	(2,002)	(1,591,453)

Total stockholders’ equity	97,093	50,225

Total liabilities and stockholders’ equity	$111,357	$387,897

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from July 1 through August 31, 2012	Three Months Ended September 30, 2011
Revenue:
Oil and gas sales	$584	$5,466	$16,546

Operating expenses:
Lease operating expense	332	2,223	3,577
Transportation expense	—	1,677	3,367
Production taxes	3	180	633
Exploration expense	—	1	53
Dry hole costs and impairments	—	151,346	420,447
Depreciation, depletion, amortization and accretion	124	5,815	10,701
General and administrative expense	356	1,641	6,065

Total operating expenses	815	162,883	444,843

Loss from unconsolidated affiliates	(1,525)	—	—

Operating loss	(1,756)	(157,417)	(428,297)

Other income and (expense):
Interest expense and financing costs, net	(246)	(1,990)	(6,727)
Other income (expense)	—	526	(1,857)
Realized gain on derivative instruments, net	—	—	79
Unrealized gain on derivative instruments, net	—	—	6,749
Income (loss) from unconsolidated affiliates	—	(29)	80

Total other expense	(246)	(1,493)	(1,676)

Loss from continuing operations before income taxes, reorganization items and discontinued operations	(2,002)	(158,910)	(429,973)

Income tax expense	—	—	64

Loss from continuing operations	(2,002)	(158,910)	(430,037)
Reorganization items
Professional fees and administrative costs	—	10,719	—
Discontinued operations:
Gain from results of operations and sale of discontinued operations, net of tax	—	—	1,309

Net loss	(2,002)	(169,629)	(428,728)
Less net gain attributable to non-controlling interest included in discontinued operations	—	—	(702)

Net loss attributable to common stockholders	$(2,002)	$(169,629)	$(429,430)

Amounts attributable to common stockholders:
Loss from continuing operations	$(2,002)	$(169,629)	$(430,037)
Gain from discontinued operations, net of tax	—	—	607

Net loss	$(2,002)	$(169,629)	$(429,430)

Basic loss attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(5.89)	$(15.42)
Discontinued operations	—	—	0.02

Net loss	$(0.01)	$(5.89)	$(15.40)

Diluted loss attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(5.89)	$(15.42)
Discontinued operations	—	—	0.02

Net loss	$(0.01)	$(5.89)	$(15.40)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from January 1, 2012 through August 31, 2012	Nine Months Ended September 30, 2011
Revenue:
Oil and gas sales	$584	$23,079	$51,143

Operating expenses:
Lease operating expense	332	9,038	10,535
Transportation expense	—	6,963	10,935
Production taxes	3	979	2,094
Exploration expense	—	2	329
Dry hole costs and impairments	—	151,347	420,863
Depreciation, depletion, amortization and accretion	124	16,041	33,180
General and administrative expense	356	9,386	19,165

Total operating expenses	815	193,756	497,101

Loss from unconsolidated affiliates	(1,525)	—	—

Operating loss	(1,756)	(170,677)	(445,958)

Other income and (expense):
Interest expense and financing costs, net	(246)	(6,852)	(21,530)
Other income (expense)	—	516	(1,693)
Realized loss on derivative instruments, net	—	—	(5,371)
Unrealized gain on derivative instruments, net	—	—	4,137
Income (loss) from unconsolidated affiliates	—	(20)	294

Total other income and (expense)	(246)	(6,356)	(24,163)

Loss from continuing operations before income taxes, reorganization items and discontinued operations	(2,002)	(177,033)	(470,121)
Income tax benefit	—	—	(4,568)

Loss from continuing operations	(2,002)	(177,033)	(465,553)

Reorganization items
Professional fees and administrative costs	—	22,354	—
Gain on settlement of liabilities	—	(383)	—
Discontinued operations:
Gain from results of operations and sale of discontinued operations, net of tax	—	—	7,092

Net loss	(2,002)	(199,004)	(458,461)
Less net loss attributable to non-controlling interest included in discontinued operations	—	—	225

Net loss attributable to common stockholders	$(2,002)	$(199,004)	$(458,236)

Amounts attributable to common stockholders:
Loss from continuing operations	$(2,002)	$(199,004)	$(465,553)
Gain from discontinued operations, net of tax	—	—	7,317

Net loss	$(2,002)	$(199,004)	$(458,236)

Basic loss attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(6.91)	$(16.59)
Discontinued operations	—	—	0.26

Net loss	$(0.01)	$(6.91)	$(16.33)

Diluted loss attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(6.91)	$(16.59)
Discontinued operations	—	—	0.26

Net loss	$(0.01)	$(6.91)	$(16.33)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
	(in thousands)
Balance, December 31, 2011 (Predecessor)	28,841	$288	$1,641,390	$(1,591,453)	$50,225

Net loss	—	—	—	(199,004)	(199,004)
Forfeitures	(58)	—	—	—	—
Stock-based compensation	—	—	1,895	—	1,895

Balance, August 31, 2012 (Predecessor)	28,783	288	1,643,285	(1,790,457)	(146,884)

Cancellation of predecessor common stock	(28,783)	(288)	288	—	—
Elimination of predecessor accumulated deficit	—	—	(1,790,457)	1,790,457	—
Issuance of common stock and fresh start accounting upon emergence from Chapter 11	147,656	1,477	244,502	—	245,979

Balance, August 31, 2012 (Successor)	147,656	1,477	97,618	—	99,095

Net loss	—	—	—	(2,002)	(2,002)

Balance, September 30, 2012 (Successor)	147,656	$1,477	$97,618	$(2,002)	$97,093

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from January 1 through August 31, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(2,002)	$(199,004)	$(458,461)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion – oil and gas	124	16,041	33,180
Depreciation, depletion, amortization – discontinued operations	—	—	5,464
Interest capitalized into note balance	—	2,989	—
Gain on sale of drilling assets – discontinued operations	—	—	(2,470)
Gain on sale of oil and gas assets – discontinued operations	—	—	(8,946)
Loss on property sales	—	126	112
Dry hole costs and impairments	—	151,347	420,863
Stock-based compensation	—	1,895	6,497
Amortization of deferred financing costs, bond discount, and installments payable discount	132	—	8,748
Unrealized gain on derivative contracts	—	—	(4,137)
Income (loss) from unconsolidated affiliates	1,525	20	(294)
Deferred income tax expense	—	—	717
Settlement of liabilities	—	(383)	—
Other	—	(316)	1,144
Net changes in operating assets and liabilities:
Trade accounts receivable	(581)	3,472	(303)
Deposits and prepaid assets	(190)	(1,378)	(108)
Inventories	—	—	(68)
Other current assets	—	—	(13)
Accounts payable	531	(987)	969
Accrued reorganization costs	—	8,315	—
Other accrued liabilities	114	—	2,134
Assets held for sale working capital, net	—	—	1,492

Net cash provided by (used in) operating activities	(347)	(17,863)	6,520

Cash flows from investing activities:
Additions to property and equipment	—	(1,613)	(50,752)
Additions to drilling and trucking equipment – assets held for sale	—	—	(1,529)
Decrease in other long-term assets	—	—	(7)
Proceeds from the sale of oil and gas properties	—	42	42,085
Proceeds from sale of drilling assets – assets held for sale	—	—	3,429
Proceeds from sale of other fixed assets	—	26	61
Distribution from unconsolidated subsidiaries	—
Proceeds from sale of unconsolidated affiliates	—	—	1,517

Net cash used in investing activities	—	(1,545)	(5,196)

Cash flows from financing activities:
Proceeds from borrowings	—	10,000	55,202
Repayments of borrowings	—	(1,500)	(66,617)
Funding of trust	—
Recovery from trust	2,000	—	—
Settlement of liabilities	—
Payment of deferred financing costs	—	—	(979)
Stock repurchased for withholding taxes	—	—	(1,019)

Net cash provided by (used in) financing activities	2,000	8,500	(13,413)

Net increase (decrease) in cash and cash equivalents	1,653	(10,908)	(12,089)
Cash at beginning of period	4,882	12,862	14,190

Cash at end of period	$6,535	$1,954	$2,101

Supplemental cash flow information:
Cash paid for interest and financing costs	$—	$3,745	$10,448

Interest payable capitalized to principal balance (non-cash financing transaction)	$114	$—	$5,573

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Reorganization under Chapter 11

On December 16, 2011, Delta Petroleum Corporation (“Delta”) and its subsidiaries Amber Resources Company of Colorado, DPCA, LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc. and Castle Texas Production Limited Partnership filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 6, 2012, Castle Exploration Company, Inc., a subsidiary of Delta Pipeline, LLC, also filed a voluntary petition under Chapter 11 in the Bankruptcy Court. Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

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

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In connection with the Plan, Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intended to form a new joint venture called Piceance Energy LLC (“Piceance Energy”). On June 4, 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the term sheet. Under the Contribution Agreement, each of Delta and Laramie contributed to Piceance Energy their respective assets in the Piceance Basin. Following the contribution, Piceance Energy is owned 66.66% by Laramie and 33.34% by Delta (referred to after the closing of the transaction as “Successor”). At the closing, Piceance Energy entered into a new credit agreement, borrowed $100 million under that agreement, and distributed approximately $74.2 million to Par and approximately $24.8 million to Laramie. Par used its distribution to pay bankruptcy expenses and repaid secured debt. Par also entered into a new credit facility and borrowed $13 million under that facility at closing, and used those funds primarily to pay bankruptcy claims and expenses.

On June 4, 2012, the Debtors filed a disclosure statement relating to the Plan. The Plan was confirmed on August 15, 2012 and was declared effective on August 31, 2012 (the “Effective Date”).

Following the reorganization, Par retained its interest in the Point Arguello unit offshore California and other miscellaneous assets and certain tax attributes, including significant net operating loss carryforwards. Based upon the Plan as confirmed by the Bankruptcy Court, Delta’s creditors were issued approximately 147.7 million shares of common stock, and Delta’s former stockholders received no consideration under the Plan.

Contemporaneously with the reorganization, Par entered into a Limited Liability Company Agreement with Laramie that will govern the operations of Piceance Energy. For a description of this agreement, see Note 5.

In addition, Laramie and Piceance Energy entered into a Management Services Agreement pursuant to which Laramie agreed to provide certain services to Piceance Energy for a fee of $650,000 per month.

Also contemporaneously with the closing, Par amended and restated its Certificate of Incorporation and Bylaws. The amended and restated Certificate of Incorporation contains restrictions that render void certain transfers of Par’s stock that involve a holder of five percent or more of its shares. The purpose of this provision is to preserve certain tax losses that may have value. Under the amended and restated Bylaws, Par’s board of directors has five members, each of whom was appointed by stockholders pursuant to a Stockholders’ Agreement entered into at closing.

(2) Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, Par adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to consolidated financial statements presented on or after August 31, 2012. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation for accounting purposes. In addition, the cancellation of debt income and the allocation of the attribute reduction for tax purposes is an estimate and will not be finalized until the 2012 tax return is filed sometime during 2013. Any change resulting from this estimate could impact deferred taxes.

Under ASC 852, a successor entity must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh start accounting, which for us is August 31, 2012, the date the Debtors emerged from Chapter 11. To facilitate this calculation, we first determined the enterprise value of the Successor and the individual components of the opening balance sheet. The most significant item is our 33.34% interest in Piceance Energy, the value of which was estimated to be approximately $96.5 million. This valuation is still preliminary and subject to final closing adjustments. We also considered the fair value of the other remaining assets. See Note 7 for a detailed discussion of fair value and the valuation techniques.

The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding our direct ownership of estimated proved reserves, our indirect ownership of estimated proved reserves through our equity ownership in Piceance Energy, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.

Fresh start accounting reflects the value of the Successor as determined in the confirmed Plan. Under fresh start accounting, our asset values are remeasured and allocated based on their respective fair values in conformity with the acquisition method of accounting for business combinations in FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The reorganization values approximated the fair values of the identifiable net assets. Liabilities existing as of the Effective Date, other than deferred taxes and derivatives, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes and derivatives were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated. Under the Plan, our priority non-tax claims and secured claims are unimpaired in accordance with section 1124(1) of the Bankruptcy Code. Each general unsecured claim and noteholder claims received its pro rata share of new common stock of Par in full satisfaction of its claims.

The following fresh start condensed consolidated balance sheet presents the implementation of the Plan and the adoption of fresh start accounting as of the Effective Date. Reorganization adjustments have been recorded within the condensed consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start accounting in accordance with ASC 852.

	August 31, 2012
	Predecessor	Plan of Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$1,954	$74,167	(a)	$—		$4,882
		(43,535	)(c)
		(25,704	)(d)
		(2,000	)(e)
Trust receivable	—	2,000	(e)	—		2,000
Trade accounts receivable, net	2,141	(2,141	)(d)	—		—
Prepaid assets	4,777	(1,546	)(a)	(3,231	)(g)	—
Prepaid reorganization costs	1,326	—		(1,326	)(g)	—

Total current assets	10,198					6,882

Property and equipment:
Oil and gas properties,
Unproved	84	—		1,189	(g)	1,273
Proved	759,755	(740,392	)(a)	(15,771	)(g)	3,592
Land	4,000	(4,000	)(a)	—		—
Other	73,021	(47,493	)(a)	(21,289	)(g)	4,239

Total property and equipment	836,860					9,104
Less accumulated depreciation and depletion	(642,172)	607,603	(a)	34,569	(g)	—

Net property and equipment	194,688					9,104

Long-term assets:
Investments in unconsolidated affiliates	3,629	96,531	(a)	(3,629	)(g)	96,531
Other long-term assets	307	—		(253	) (g)	54

Total long-term assets	3,936					96,585

Total assets	$208,822					$112,571

LIABILITIES AND EQUITY
Current liabilities:
Liabilities not subject to compromise
Debtor in possession financing	$56,535	(56,535	)(c)	—		$—
Accounts payable and other accrued liabilities	4,897	(4,897	)(d)	—		—
Other accrued liabilities	9,224	(9,224	)(d)	—		—

Accrued reorganization and trustee expense	70,656					—

Liabilities subject to compromise
7% Senior notes	115,000	(115,000	)(b)	—		—
3 3/4% Senior convertible notes	150,000	(150,000	)(b)	—		—
Accounts payable and other accrued liabilities	15,636	(15,636	)(d)	—		—

Total current liabilities	351,292					—

Long-term liabilities:
Liabilities not subject to compromise
Long – term debt	—	6,900	(c)	—		6,900
Derivative liabilities	—	6,100	(c)	—		6,100
Asset retirement obligations	4,414	(3,938	)(a)	—		476

Total liabilities	355,706					13,476

Commitments and contingencies

Equity:
Common stock	288	1,457	(b)	(288	)(f)	1,477
		20	(d)
Additional paid-in capital	1,643,285	(11,192	)(a)	288	(f)	97,618
		263,543	(b)	(9,741	)(g)
		1,892	(d)	(1,790,457	)(h)
Retained earnings (accumulated deficit)	(1,790,457)	—		1,790,457	(h)	—

Total stockholders’ equity (deficit)	(146,884)					99,095

Total liabilities and equity (deficit)	$208,822					$112,571

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments

(a)	Reflects contribution of certain net assets to Piceance Energy in exchange for cash and a 33.34% interest in Piceance Energy.

(b)	Reflects extinguishment of secured debt in exchange for common stock of the Successor.

(c)	Reflects the Successor drawing $13 million under the Loan Agreement (see Note 6) to repay amounts outstanding under the DIP Credit Facility (see Note 6) with those proceeds and cash from contribution of assets to Piceance Energy.

(d)	Reflects settlement of other claims with common stock of Successor and cash.

(e)	Reflects funding of the Wapiti Trust and General Recovery Trust (see Note 8).

(f)	Reflects cancellation of Predecessor common stock.

(g)	Reflects adjustments to remaining assets and liabilities due to fresh start accounting.

(h)	Reflects elimination of Predecessor retained deficit.

Supplemental cash flow information

As a result of the Plan, our cash increased by approximately $2.9 million. The increase consists of the following activities (in thousands):

Cash on hand – August 31, 2012	$1,954
Net cash provided by investing activities:
Distribution from unconsolidated subsidiaries upon contribution of certain assets to Piceance Energy	$74,167

Net cash provided by (used in) financing activities:
Repayment of DIP Credit Facility	(56,535)
Settlement of liabilities	(25,704)
Funding of the Wapiti Trust and General Recovery Trust	(2,000)
Proceed from Loan Agreement	13,000

Net cash (used in) financing activities	(71,239)

Net increase in cash	$2,928

Cash on hand – September 1, 2012	$4,882

(3) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Par Petroleum Corporation and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. Certain of our oil and gas activities may be conducted through partnerships and joint ventures. We will include our proportionate share of assets, liabilities, revenues and expenses from these entities in our consolidated financial statements. We do not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Some information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

As a result, these unaudited consolidated financial statements should be read in conjunction with Delta’s audited consolidated financial statements and notes thereto previously filed with our Annual Report on Form 10-K for the year ended December 31, 2011. However, we applied the accounting under ASC 852 as of August 31, 2012 (See Note 2). Therefore, our condensed consolidated balance sheet as of September 30, 2012, reflects adjustments resulting from the reorganization and application of ASC 852 and is not comparable to our balance sheet as of December 31, 2011.

Accounting for the Chapter 11 Filing

The Predecessor followed the accounting prescribed by ASC 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing regarding the presentation of liabilities that are and are not subject to compromise by the bankruptcy court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. As a result of the reorganization, the realization of assets and the satisfaction of liabilities were subject to uncertainty. While operating as debtors-in-possession under Chapter 11, Predecessor’s ability to sell or otherwise dispose of or liquidate assets or settle liabilities, were subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), in amounts other than those reflected in the accompanying consolidated financial statements of the Predecessor. The accompanying Predecessor consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary as a consequence of the reorganization under the Plan.

The Reorganizations Topic of ASC 852, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Plan distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2011. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately. The Company has applied the Reorganizations Topic of ASC 852 effective as of the Effective Date, and has segregated those items as outlined above for all reporting periods subsequent to such date.

Investments in Unconsolidated Affiliates

Investments in operating entities where we have the ability to exert significant influence, but do not control the operating and financial policies, are accounted for using the equity method. Our share of net income of these entities is recorded as income (loss) from unconsolidated affiliates in the consolidated statements of operations.

Until November 2011, the Predecessor owned a 49.8% interest in DHS Drilling Company (“DHS”). The Predecessor’s representatives constituted a majority of the members of the board of directors of DHS and the Predecessor had the right to use all of the rigs owned by DHS on a priority basis and, accordingly, DHS was consolidated in these financial statements until it was disposed of DHS in 2011.

Property and Equipment

We account for our oil and natural gas exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological or geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, then evaluated quarterly and charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered.

Depreciation and depletion of capitalized acquisition, exploration and development costs are computed on the units-of-production method by individual fields as the related proved reserves are produced.

Gathering systems and other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to 15 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment quarterly or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Estimates of expected future cash flows represent our best estimate based on reasonable and supportable assumptions and projections. For proved properties, if the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future.

We assess proved properties on an individual field basis for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.

For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and the ability of us to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the period from September 1 through September 30, 2012, there were no impairments recorded by the Successor. At December 31, 2011, Delta’s oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at December 31, 2011 as the estimated undiscounted net cash flows exceeded carrying amounts for all properties. In August 2012, the Bankruptcy Court approved a plan of sale of substantially all of the Predecessor’s assets and accordingly these assets were classified as held for sale and an impairment of approximately $151.3 million was recognized to write-down these assets to fair value at that time. The Predecessor’s assets were further adjusted due to the application of fresh start accounting upon the Predecessor’s emergence from Chapter 11. The Predecessor recognized impairment expenses totaling approximately $151.3 million for the period January 1, 2012 through August 31, 2012. For the three and nine months ended September 30, 2011, impairments totaling approximately $420.4 million and $420.9 million were recognized.

Asset Retirement Obligations

Our asset retirement obligations arise from the plugging and abandonment liabilities for our oil and gas wells. The following is a reconciliation of our asset retirement obligations (in thousands):

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from January 1 through August 31, 2012
Asset retirement obligation – beginning of period	$476	$3,799
Accretion expense	11	307
Change in estimate	—	—
Obligations incurred (from new wells)	—	—
Obligations settled	—	—
Obligations on sold properties	—	—

Asset retirement obligation – end of period	487	4,106
Less: Current portion of asset retirement obligation	—	—

Long-term asset retirement obligation	$487	$4,106

As the results of the contribution of assets to Piceance Energy during the reorganization, approximately $3.6 million was deemed settled as of the Effective Date.

Derivatives and Other Financial instruments

We may periodically enter into commodity price risk transactions to manage our exposure to oil and gas price volatility. These transactions may take the form of futures contracts, collar agreements, swaps or options. The purpose of the transactions will be to provide a measure of stability to our cash flows in an environment of volatile oil and natural gas prices.

In addition, from time to time we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control, or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. Such instruments are initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.

As a part of the Plan, we issued warrants (see Note 6) that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, the Loan Agreement contains certain puts that are required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reported in earnings.

The carrying value of trade accounts receivable and accounts payable approximates fair value due to their short term nature. Our long-term debt is recorded on the amortized cost basis. We estimate its fair value to be approximately $10.5 million at September 30, 2012 using a discounted cash flow analysis and an estimate of the current yield (15.4%) by reference to market interest rates for term debt of comparable companies which is considered a level 3 fair value measurement (see Note 7). Our derivatives are recorded at fair value.

Income Taxes

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

We recognize in the financial statements the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2009, 2010, and 2011. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.

Predecessor Stock Compensation Plans

On June 21, 2011, the Predecessor granted 489,227 shares of non-vested common stock to certain employees. The shares vested in full on the earlier of a change in control or July 1, 2012. In conjunction with this grant, the Predecessor agreed to establish a “floor” price for the value of the shares on the date of vesting equal to the value of the shares on the grant date ($5.50 per share). In the event that the market price of the shares on the date of vesting was lower than the floor price on the date of vesting, the difference would be paid to the employees in cash. The compensation expense for the shares consists of a fixed equity component ($5.50 per share) and a variable liability component (based on the difference between the market price of the shares, if lower, and the floor price of the shares), both of which are included as a component of general and administrative expense in the accompanying Predecessor consolidated statements of operations.

Predecessor recognized stock compensation expense of approximately $1.9 million and $6.5 million for the period from January 1, 2012 through August 31, 2012 and for the nine months ended September 30, 2011, respectively, which is included in general and administrative expenses. Under the terms of the Plan, Predecessor’s stock compensation plans, and all awards issued under such plans, were canceled.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair value of assets and liabilities recorded under fresh start accounting, oil and natural gas reserves, bad debts, depletion and impairment of oil and natural gas properties, income taxes, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.

(4) Discontinued Operations

During the second quarter of 2011, Predecessor sold the remaining portion of our interests in non-core assets primarily located in Texas and Wyoming to Wapiti Oil and Gas, LLC (“Wapiti Oil and Gas”) for gross cash proceeds of approximately $43.2 million. On October 31, 2011, Predecessor sold its stock, representing a 49.8% ownership interest in DHS, to DHS’s lender (the “Wapiti Transaction”), for $500,000. In accordance with U.S. GAAP, the results of operations relating to these properties and DHS have been reflected as discontinued operations for all periods presented.

We had no activity from discontinued operations for the period from September 1 through September 30, 2012, the period from July 1 through August 31, 2012 or from January 1 through August 31, 2012. The following table shows the oil and gas segment and drilling segment revenues and expenses included in discontinued operations as described above for the three months and nine months ended September 30, 2011 (in thousands):

	Predecessor
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Oil & Gas	Drilling	Total	Oil & Gas	Drilling	Total
Revenues:
Oil and gas sales	$197	$—	$197	$10,131	$—	$10,131
Contract drilling and trucking fees	—	14,757	14,757	—	41,150	41,150

Total Revenues	197	14,757	14,954	10,131	41,150	51,281

Operating Expenses:
Lease operating expense	(212)	—	(212)	2,305	—	2,305
Transportation expense	(28)	—	(28)	(6)	—	(6)
Production taxes	(35)	—	(35)	367	—	367
Depreciation, depletion, amortization and accretion – oil and gas	—	—	—	2,795	—	2,795
Drilling and trucking operating expenses	—	11,086	11,086	—	33,593	33,593
Depreciation and amortization – drilling and trucking(1)	—	—	—	—	2,669	2,669
General and administrative expense	—	722	722	—	2,806	2,806

Total operating expenses	(275)	11,808	11,533	5,461	39,068	44,529

Operating income	472	2,949	3,421	4,670	2,082	6,752

Other income and (expense):
Interest expense and financing costs, net	—	(2,075)	(2,075)	—	(6,204)	(6,204)
Other income	—	137	137	—	2,625	2,625

Total other expense	—	(1,938)	(1,938)	—	(3,579)	(3,579)

Income (loss) from discontinued operations	472	1,011	1,483	4,670	(1,497)	3,173
Income tax expense(2)	(174)	—	(174)	(1,724)	—	(1,724)

Income (loss) from results of operations of discontinued operations, net of tax	298	1,011	1,309	2,946	(1,497)	1,449
Gain on sales of discontinued operations, net of tax(3)	—	—	—	5,643	—	5,643

Gain (loss) from results of operations and sale of discontinued operations, net of tax	$298	$1,011	$1,309	$8,589	$(1,497)	$7,092

(1)

Depreciation and Amortization – Drilling and Trucking. Depreciation and amortization– drilling and trucking was zero and $2,669 for the three and nine months ended September 30, 2011, respectively. We stopped recording depreciation expense beginning in March 2011 in accordance with accounting rules related to the asset held for sale treatment of DHS.”

(2)

Income tax expense. For the three months ended September 30, 2011, we recorded a tax benefit of $174,000 due to a non-cash income tax benefit related to gains from discontinued oil and gas operations. U.S. GAAP requires all items be considered, including items recorded in discontinued operations, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with U.S. GAAP, we recorded a tax benefit on our loss from continuing operations, which was exactly offset by income tax expense on discontinued operations.

(3)

Gain on sales of discontinued operations – oil and gas. In accordance with U.S. GAAP, we recognized a $5.6 million gain on sale ($8.9 million gain, net of $3.3 million of tax) for the nine months ended September 30, 2011 that is reflected in discontinued operations. In June 2011, DHS sold certain of its trucking assets for $3.3 million in proceeds and a gain of $2.9 million. Proceeds were used to reduce DHS bank debt.

(5) Investments in Piceance Energy

We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence, but do not control the operating and financial policies, and as a result, we do not meet the accounting criteria which require us to consolidate the joint venture. Our investment in Piceance Energy was approximately $95.0 million at September 30, 2012 and allocated loss from Piceance Energy for the period from September 1 through September 30, 2012 was approximately $1.5 million.

Piceance Energy LLC Agreement

In connection with the closing of the Contribution Agreement as discussed in Note 1, Laramie and Par Piceance Energy Equity LLC, our wholly owned subsidiary (“Par Piceance Energy Equity”), entered into a limited liability company agreement (the “LLC Agreement”) that governs the operations of Piceance Energy. The business of Piceance Energy is to own the oil and natural gas, surface real estate, and related assets formerly owned by Laramie and the Company in Garfield and Mesa Counties, Colorado, or other assets subsequently acquired by Piceance Energy, and to operate such assets. Pursuant to the LLC Agreement, Piceance is managed by Laramie, which will control its day-to-day operations, subject to the supervision of a six-person board, four (4) of which were appointed by Laramie and two (2) of which were appointed by Par Piceance Energy Equity. Certain major decisions require the unanimous consent of the board. The LLC Agreement provides that the sole manager, which is initially Laramie, may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million, if approved by a majority of the board. The LLC Agreement contains certain restrictions on transfers by the members of their units. One such restriction provides that in the event one member elects to sell or transfer a majority of its units, the other member may elect to participate in such sale. The LLC Agreement also provides that under certain circumstances, a member desiring to transfer all, but not less than all, of its units may require the other member to participate in such transfer.

Piceance Energy recorded the contribution of assets from Laramie at historical carrying value and the assets from Par at fair value. As of September 30, 2012, the carrying value of our investment exceeds our share of the underlying net assets by approximately $24.0 million because Laramie’s assets were contributed at historical cost basis versus our contributed assets which were recorded at fair value. The difference is primarily related to oil and gas properties, and accordingly, we will recognize depreciation, depletion and amortization which will be included in our loss on unconsolidated affiliates. Following are the unaudited condensed financial statements for Piceance Energy as of and for the one month ended September 30, 2012:

Piceance Energy, LLC

Balance Sheet

As of September 30, 2012

(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$4,033,349
Accounts receivable:
Accrued oil and gas revenue	3,559,472
Joint interest billings and other	2,233,960
Prepaid expenses and other current assets	340,096

Total current assets	10,166,877

Property and equipment, net	465,725,692

Debt issue costs, net of amortization of $19,160	705,518
Other assets	113,236

Total other assets, net	818,754

Total assets	$476,711,323

Liabilities and Members’ Equity

Current liabilities:
Accounts payable	$1,359,221
Oil and gas sales payable	950,970
Accrued liabilities	7,868,229
Derivative instruments	524,442

Total current liabilities	10,702,862

Non-current liabilities:
Note payable	100,000,000
Derivative instruments	2,621,594
Asset retirement obligation	2,799,702

Total non-current liabilities	105,421,296

Total liabilities	116,124,158

Members’ equity:
Laramie Energy	268,637,907
Par Petroleum	96,530,657
Accumulated deficit	(4,581,399)

Total members’ equity	360,587,165

Total liabilities and members’ equity	$476,711,323

Piceance Energy, LLC

Statement of Operations

For the One Month Ended September 30, 2012

(Unaudited)

Operating revenues:
Natural gas sales	$2,570,984
Condensate sales	298,176
Natural gas liquids sales	1,333,958

Total revenues	4,203,118

Operating expenses:
Lease operating expenses	894,689
Well workover expenses	12,741
Gas gathering and transportation	545,714
NGL processing and transportation	563,971
Ad valorem, personal property and production taxes	205,953
Lease delay rentals and surface rentals	11,939
Depletion, depreciation and amortization	1,892,563
Management services fee	650,000
General and administrative	324,907
Accretion of discount on asset retirement obligation	13,273
Accrued bonuses for field operations staff	9,120

Total operating expenses	5,124,870

Loss from operations	(921,752)

Other income (expense):
Loss on derivative instruments	(3,399,572)
Interest expense	(207,500)
Amortization of debt issue costs	(19,160)
Loan fees	(16,393)
Surface land operating expense	(17,022)

Total other expense	(3,659,647)

Net loss	$(4,581,399)

Production:
Gas sales (Mcf)	1,026,648
Condensate sales (Bbl)	3,620
Natural gas liquids (Gal)	1,746,959
Total production (Mcfe)	1,297,934

Average Prices:
Gas sales (Mcf)	$2,50
Condensate sales (Bbl)	$82.37
Natural gas liquids sales (Gal)	$0.76

Piceance Energy Credit Facility

On June 4, 2012, Piceance Energy entered into a credit facility, as amended by that First Amendment to Credit Agreement entered into on the Effective Date pursuant to the Plan (the “Piceance Energy Credit Facility”), with J.P. Morgan Securities LLC and Wells Fargo Securities LLC, each as an arranger, JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”), and the lenders party thereto. The Piceance Energy Credit Facility is a $400 million secured revolving credit facility secured by a lien on Piceance Energy’s oil and gas properties and related assets. Par Piceance Energy Equity and Laramie are each guarantors of the Piceance Energy Credit Facility, with recourse limited to the pledge of the equity interests of Par Piceance Energy Equity and Laramie in Piceance Energy.

Availability under the Piceance Energy Credit Facility is limited to the lesser of (i) $400 million or (ii) the borrowing base in effect from time to time. The initial borrowing base at the Effective Date was set at $140 million. The borrowing base is determined by the Administrative Agent and the lenders, in their sole discretion, based on customary lending practices, review of the oil and gas properties included in the borrowing base, financial review of Piceance Energy, and such other factors as may be deemed relevant. The borrowing base is redetermined (i) on or about March 15 of each year based on the previous December 31 reserve report prepared by an independent engineering firm acceptable to the Administrative Agent, and (ii) on or about September 15 of each year based on the previous June 30 reserve report prepared by Piceance Energy’s internal engineers, with the first such redetermination occurring on or about March 15, 2013. In connection with the closing of the Contribution Agreement, Piceance Energy borrowed $100 million under the Piceance Energy Credit Facility and distributed approximately $74.2 million of that amount to us and approximately $24.8 million to Laramie.

The Piceance Energy Credit Facility will mature on June 4, 2016. Amounts borrowed bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.75% per annum for Eurodollar loans and the prime rate plus 0.75% to prime rate plus 1.75% per annum for Base Rate loans, depending upon the ratio of outstanding credit to the borrowing base. The agreement contains customary operational and financial covenants, including a current ratio covenant, a total debt to consolidated EBITDAX covenant and a borrowing base covenant. At September 30, 2012, Piceance Energy was in compliance with all such covenants. Under the terms of the Piceance Energy Credit Facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including Par Piceance Energy Equity.

(6) Debt

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Effective Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Effective Date in order to, along with the proceeds from the Contribution Agreement, (i) repay the loans and obligations under the DIP Credit Facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan.

Below are certain of the material terms of the Loan Agreement:

Interest. At our election, any Loans will bear interest at a rate equal to 9.75% per annum payable either (i) in cash, quarterly, in arrears at the end of each calendar quarter or (ii) in-kind, accruing quarterly. In addition, all repayments due under the Loan Agreement will be charged a minimum of a 3% repayment premium. Accordingly, we will accrete amounts due for the minimum repayment premium over the term of loan using the effective interest method.

At any time after an event of default under the Loan Agreement has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 11.75% and (ii) all interest accrued and accruing will be payable in cash on demand.

Prepayment. We may prepay Loans at any time, in any amount. Such prepayment is to include all accrued and unpaid interest on the portion of the obligations being prepaid through the prepayment date. If at any time within the twelve months following the Effective Date, we prepay the obligations due, in whole, but not in part, then in addition to the repayment of 100% of the principal amount of the obligations being prepaid plus accrued and unpaid interest thereon, we are required to pay the interest that would have accrued on the prepaid amount through the first anniversary of the Effective Date plus a 106% prepayment premium.

In addition to the above described prepayment premium, we will pay a repayment premium equal to the percentage of the principal repaid during the following periods:

Period	Repayment Premium
From the Effective Date through the first anniversary of the Effective Date	6%
From the day after the first anniversary of the Effective Date through the second anniversary of the Effective Date	5%
At all times from and after the day after the second anniversary of the Closing	3%

We are also required to make certain mandatory repayments after certain dispositions of property, debt issuances, joint venture distributions from Piceance Energy, casualty events and equity issuances, in each case subject to customary reinvestment provisions. These mandatory repayments are subject to the prepayment premiums described above.

The contingent repayments described above are required to be accounted for as an embedded derivative. The estimated fair of the embedded derivative at issuance was approximately $65,000 and was recorded as a derivative liability with the offset to debt discount. Subsequent changes in fair value are reflected in earnings.

Collateral. The Loans and all obligations arising under the Loan Agreement are secured by (i) a perfected, first-priority security interest in all of our assets other than the equity interest in Piceance Energy held by Par Piceance Energy Equity, pursuant to a pledge and security agreement dated August 31, 2012, made by us and certain of our subsidiaries in favor of the Agent, and (ii) a perfected, second-lien security interest in the equity interest in Piceance Energy held by Par Piceance Energy Equity, pursuant to a pledge agreement dated August 31, 2012, by Par Piceance Energy Equity in favor of the Agent. The priority of the Lenders’ security interest in our assets is specified in that certain intercreditor agreement dated August 31, 2012 (the “Intercreditor Agreement”), among JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined in the Intercreditor Agreement), the Agent, as administrative agent for the Second Priority Secured Parties (as defined in the Intercreditor Agreement), the Company and Par Piceance Energy Equity.

Guaranty. All of our obligations under the Loan Agreement are unconditionally guaranteed by the Guarantors.

Fees and Commissions. We agreed to pay the Agent an annual nonrefundable administrative fee that was earned in full on the Effective Date. In addition, we agreed to pay the Lenders a nonrefundable closing fee that was earned in full on the Effective Date.

Warrants. As consideration for granting the Loans, we have also issued warrants to the Lenders to purchase shares of the Company’s common stock as described in “Warrant Issuance Agreement” below.

Term. All loans and all other obligations outstanding under the Loan Agreement are payable in full on August 31, 2016.

Covenants. The Loan Agreement requires us to comply with various affirmative and negative covenants affecting our business and operations. However, we are not required to comply with any financial maintenance covenants. We are currently in compliance with all such covenants.

Warrant Issuance Agreement

Pursuant to the Plan, on the Effective Date, we issued to the Lenders warrants (the “Warrants”) to purchase up to an aggregate of 9,592,125 shares of our common stock (the “Warrant Shares”). In connection with the issuance of the Warrants, we also entered into a Warrant Issuance Agreement, dated as of the Effective Date (the “Warrant Issuance Agreement”). Subject to the terms of the Warrant Issuance Agreement, the holders are entitled to purchase shares of common stock upon exercise of the Warrants at an exercise price of $0.01 per share of common stock (the “Exercise Price”), subject to certain adjustments from time to time as provided in the Warrant Issuance Agreement. The Warrants expire on the earlier of (i) August 31, 2022 or (ii) the occurrence of certain merger or consolidation transactions specified in the Warrant Issuance Agreement. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis.

The number of Warrant Shares issued on the Effective Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Effective Date by the Bankruptcy Court pursuant to the Plan. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Effective Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans.

The Warrant Issuance Agreement includes certain restrictions on the transfer by holders of their Warrants, including, among others, that (i) the Warrants and the notes under the Loan Agreement are not detachable for transfer purposes, and for as long as obligations under the Loan Agreement are outstanding, the notes and Warrants may not be transferred separately, and (ii) in the event that any holder desires to transfer any pro rata portion of the notes and Warrants, then such holder must provide the other Lenders and/or holders of the Warrants with a right of first offer to make an election to purchase such offered notes and Warrants.

The number of shares of our common stock issuable upon exercise of the Warrants and the exercise prices of the Warrants will be adjusted in connection with certain issuances or sales of shares of the Company’s common stock and convertible securities, or any subdivision, reclassification or combinations of common stock. Additionally, in the case of any reclassification or capital reorganization of the capital stock of the Company, the holder of each Warrant outstanding immediately prior to the occurrence of such reclassification or reorganization shall have the right to receive upon exercise of the applicable Warrant, the kind and amount of stock, other securities, cash or other property that such holder would have received if such Warrant had been exercised.

Based on certain anti-dilution provisions in the Warrant Issuance Agreement, we have concluded that the Warrants are not indexed to our equity. Accordingly, we have estimated the fair value of the Warrants on the date of grant to be approximately $6.0 million and recorded the estimated fair value of the Warrants as a derivative liability with the offset to debt discount. The debt discount will be amortized over the life of the Loan Agreement, using the effective interest method. Subsequent changes in the fair value of the Warrants will be reflected in earnings.

Summary

Our long – term debt at September 30, 2012 is as follows (in thousands):

Delayed Draw Term Loan Agreement	$13,000

Add: accrued interest payable in kind	114

Less: unamortized debt discount – warrants	(5,905)

Less: unamortized debt discount – embedded derivative	(64)

Long-Term Debt, net of unamortized debt discount	$7,146

Debtor in Possession Credit Agreement

On December 21, 2011, Predecessor entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in connection with the bankruptcy filing. Up to $57.5 million could be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by Predecessor to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP Credit Facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility were term loans. The interest rate under the DIP Credit Facility was 13% plus 6% per annum in payment-in-kind interest repaid in full and terminated. The initial maturity date of the DIP Credit Facility was June 30, 2012. Predecessor subsequently entered into a series of forbearance agreements extending the maturity date to August 31, 2012. The DIP Credit Facility was repaid in full and terminated in accordance with the Plan.

7% Senior Unsecured Notes, due 2015

On March 15, 2005, Predecessor issued 7% senior unsecured notes due 2015 for an aggregate principal amount of $150.0 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the notes becoming immediately due and payable. The notes were settled in accordance with the Plan.

3 3/4% Senior Convertible Notes, due 2037

On April 25, 2007, Predecessor issued $115.0 million aggregate principal amount of 3 3/4% Senior Convertible Notes due 2037 for net proceeds of $111.6 million after underwriters’ discounts and commissions of approximately $3.4 million. The bankruptcy filing constituted an event of default on the notes resulting in all principal, interest and other amounts due relating to the Notes becoming immediately due and payable. The notes were settled in accordance with the Plan.

(7) Fair Value Measurements

We follow accounting guidance which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires additional disclosures about fair value measurements. As required, we applied the following fair value hierarchy:

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfer in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied the valuation techniques discussed below for the periods presented. These valuation policies are determined by our Chief Financial Officer and approved by our Chief Executive Officer. They are discussed with our Audit Committee as deemed appropriate. Each quarter, our Chief Financial Officer and Chief Executive Officer update the inputs used in the fair value measurement and internally review the changes from period to period for reasonableness. We use data from peers as well as external sources in the determination of the volatility and risk free rates used in fair value calculation. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

Fresh Start Accounting – The fair value of the Successor was based on its estimated enterprise value post-bankruptcy using valuation techniques similar to those in notes (a) through (f) described below. The individual components consist of the estimated enterprise value of Piceance Energy and the sum of the estimated fair value of the assets it retained. These valuations were determined using valuation techniques described below. The fair value of the investment in Piceance Energy is preliminary and subject to final closing adjustments. The estimates of fair value of the net assets have been reflected in the Successor’s consolidated balance sheet as of August 31, 2012. These are fair value measurements performed on a nonrecurring basis.

	Fair Value at August 31, 2012	Fair Value Technique
	(in thousands)

Oil and gas properties
Unproved	$1,273	(a	)
Proved	3,592	(b	)
Other assets
Frac tanks	1,400	(c	)
Compressors	2,800	(d	)
Miscellaneous	39	(e	)

	$4,239

Investment in Piceance Energy	$96,531	(f	)

(a)	Unproved property was valued using the cost valuation technique. A significant input in this measurement was the estimated cost of the properties. A change in that estimated cost would be directly correlated to change in the estimated fair value of the property. We consider this to be a level 3 fair value measurement.
(b)	The estimated fair value of our Point Arguello unit offshore California was valued using a market valuation technique based on standalone bids received by third-parties. We consider this to be a level 2 fair value measurement.
(c)	The estimated fair value of our frac tanks was valued using a market valuation technique which was based on published listings of similar equipment. We consider this to be a level 2 fair value measurement.
(d)	The estimated fair value of the compressor units was valued using a market valuation technique based on standalone bids received by third-parties. We consider this to be a level 2 fair value measurement.
(e)	Miscellaneous assets that we were unable to value using the income or market valuation techniques were valued using the cost valuation technique. We consider this to be a level 3 fair value measurement.
(f)	The estimated fair value of our investment in Piceance Energy is based on its enterprise value and uses various valuation techniques including (i) an income approach based on proved developed reserves’ future net income discounted back to net present value based on the weighted average cost of capital for comparable independent oil and natural gas producers, and (ii) a market multiple approach. Proved property was valued using the income approach. A discounted cash flow model was prepared based off of an independent reserve report with a discount rate of 10% applied to proved developed producing reserves, 25% to proved developed non-producing reserves and 25% to proved undeveloped reserves. The prices for oil and natural gas were forecasted based on NYMEX strip pricing adjusted for basis differentials. For the market multiple approach, we reviewed the transaction values of recent similar asset transactions and compared the purchase price per Mcfe of proved developed reserves and purchase price per Mcfe per day of net equivalent production of those transactions to the independent reserve report. Unproved acreage was valued using a cost approach based on recent sales of acreage in the area. Based on these valuations, the equity value of our 33.34% interest in Piceance Energy was estimated to be approximately $96.5 million. We consider this to be a level 3 fair value measurement. A change in significant inputs such a reduction in commodity pricing or an increase in discount rates would result in a lower fair value.

Derivative liabilities – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the initial stock price of $0.67 per share, initial exercise price $0.01, term of 10 years, risk free rate of 1.6%, and expected volatility of 78.5%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $0.63 per share at issuance or

$6.0 million. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants. There was no material change in the inputs used to measure fair value or in the fair value as of September 30, 2012.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative of approximately $65,000 at issuance was estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. There was no material change in the inputs used to measure fair value or in the fair value as of September 30, 2012.

Proved property impairments – The fair values of the proved properties are estimated using internal discounted cash flow calculations based upon the our estimates of reserves and are considered to be a level 3 fair value measurements. This estimation is based on an independent reserve report with industry standard discounts applied to the reserves.

Asset retirement obligations – The initial fair values of the asset retirement obligations are estimated using the income valuation technique and internal discounted cash flow calculations based upon the our asset retirement obligations, including revisions of the estimated fair values during the period from September 1 through September 30, 2012, and are considered to be level 3 fair value measurements.

Our liabilities measured at fair value on a recurring basis as of September 30, 2012 consist of the following:

	Location on Consolidated Balance Sheet	Fair Value at September 30, 2012 using Level 3 Fair Value Measurements
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$6,035
Embedded derivative	Noncurrent liabilities	$65

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using level 3 on a recurring basis is as follows (in thousands):

Description

Balance, at August 31, 2012	$6,100
Purchases, issuances, and settlements	—
Total gains included in earnings	—
Transfers	—

Balance, end of period	$6,100

(8) Commitments and Contingencies

Pursuant to the Plan, on the Effective Date, the Delta Petroleum General Recovery Trust (the “General Recovery Trust”) was formed pursuant to a trust agreement (the “Delta Petroleum General Recovery Trust Agreement”) executed by the Debtors and John T. Young, Jr., as trustee. The Debtors are the beneficiaries of the General Recovery Trust. On the Effective Date, the General Recovery Trust was funded with $2 million in cash and the General Trust Assets (as such term is defined in the Plan). The purpose of the General Recovery Trust is to prosecute and settle certain causes of action and to object to, settle or compromise any disputed claims. Due to the uncertainties surrounding such matters, no fair value has been assigned to the General Recovery Trust.

Pursuant to the Plan, on the Effective Date, the Wapiti Recovery Trust (the “Wapiti Trust”) was formed pursuant to a trust agreement (the “Wapiti Recovery Trust Agreement”) executed by the Debtors and John T. Young, Jr., as trustee. The Debtors are the beneficiaries of the Wapiti Trust, but only to the extent of the assets contributed to the Wapiti Trust by such entities and only on account of allowed claims or equity interests against such entities. On the Effective Date, the Wapiti Trust was funded with $1 million in cash and all of the Wapiti Causes of Action (as such term is defined in the Plan).

On September 19, 2012, Wapiti Oil & Gas and the Wapiti Trust agreed to the terms of a settlement and entered into an Agreement of Settlement and Release (the “Settlement and Release”) that provides for the resolution and disposition of all claims arising from certain matters, including the Wapiti Causes of Action. Pursuant to the terms of the Settlement and Release, each of Wapiti Oil & Gas and the Wapiti Trust agreed to release, acquit and forever discharge each other from all claims arising from the Underlying Matters (as each term is defined in the Plan), which include (i) the Wapiti Causes of Action, (ii) the assets transferred from the Debtors to Wapiti Oil & Gas on or about July 30, 2010 for approximately $130.0 million those transferred in the Wapiti Transaction (collectively, the “Wapiti Assets”), (iii) claims arising under 11 U.S.C. § 550 against any present or future immediate or mediate transferee (within the meaning of 11 U.S.C. § 550(a)(2)) of Wapiti Oil & Gas with respect to any portion of the Wapiti Assets, (iv) any past dealings, agreements, relationships, and/or communications by, between and/or among Wapiti Oil & Gas and the Wapiti Trust (including its predecessors), (v) any past actual or alleged conduct by Wapiti Oil & Gas or the Wapiti Trust (including its predecessors), and (vi) all claims that have been made or could be made (A) by the Company or the Wapiti Trust against Wapiti Oil & Gas or that relate to the Wapiti Assets; or (B) by Wapiti Oil & Gas against the Company or the Wapiti Trust. Wapiti Oil & Gas made a one-time cash payment in the amount of $1.5 million to the Wapiti Trust, as consideration for the release of claims against it.

During the period from September 1 through September 30, 2012, we received a distribution of $2.0 million from the Wapiti Trust. We do not expect to receive significant future distributions from the Wapiti Trust.

(9) Stockholders’ Equity

Pursuant to the Plan, on the Effective Date, (i) all shares of our common stock outstanding prior to the Effective Date were cancelled, (ii) each holder of our 7% senior unsecured notes due 2015 and our 3 3/4% senior convertible notes due 2037 received, in exchange for its total claim (including principal and interest), its pro rata portion of 145,736,082 shares of our common stock, (iii) each holder of an allowed general unsecured claim received, in exchange for its total claim, its pro rata portion of 1,919,733 shares of our common stock, and (iii) the Lenders under the Loan Agreement received warrants to purchase up to an aggregate of 9,592,125 shares of our common stock (which number of shares may be increased to an aggregate of 12,200,000 shares of our common stock pursuant to the terms of the Warrant Issuance Agreement).

Amendments to the Certificate of Incorporation and Bylaws

Pursuant to the Plan, on the Effective Date, our certificate of incorporation and bylaws were amended and restated in their entirety.

Under the restated Certificate of Incorporation, the total number of all shares of capital stock that we are authorized to issue is 303 million shares, consisting of 300 million shares of common stock and 3 million shares of preferred stock, par value $0.01 per share. The restated Certificate of Incorporation contains restrictions on the transfer of certain of our securities in order to preserve the net operating loss carryovers, capital loss carryovers, general business credit carryovers, alternative minimum tax credit carryovers and foreign tax credit carryovers, as well as any “net unrealized built-in loss” within the meaning of Section 382 of the Code, of us or any direct or indirect subsidiary thereof.

Registration Rights Agreement

Pursuant to the Plan, on the Effective Date, we entered into a registration rights agreement (the “Registration Rights Agreement”) providing the stockholders party thereto (the “Stockholders”) with certain registration rights.

The Registration Rights Agreement states that, among other things, at any time after the earlier of the consummation of a qualified public offering or sixty (60) days after the Effective Date, any Stockholder or group of Stockholders that, together with its or their affiliates, holds more than fifteen percent (15%) of the Registrable Shares (as defined in the Registration Rights Agreement), will have the right to require us to file with the SEC a registration statement on Form S-1 or S-3, or any other appropriate form under the Securities Act of 1933 or the Securities Exchange Act of 1934 for a public offering of all or part of its Registrable Shares (each a “Demand Registration”), by delivery of written notice to the Company (each, a “Demand Request”).

Within ninety (90) days after receiving the Demand Request, we must file with the SEC the registration statement, on any form for which we then qualify and which is available for the sale of the Registrable Shares in accordance with the intended methods of distribution thereof, with respect to the Demand Registration. We are required to use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable after such filing. We will not be obligated (i) to effect a Demand Registration within ninety (90) days after the effective date of a previous Demand Registration, other than for a shelf registration, or (ii) to effect a Demand Registration unless the Demand Request is for a number of Registrable Shares with an expected market value that is equal to at least (x) $15 million as of the date of such Demand Request or is for one hundred percent of the demanding Stockholder’s Registrable Shares with respect to any Demand Registration made on Form S-1 or (y) $5 million as of the date of such Demand Request with respect to any Demand Registration made on Form S-3.

Upon receipt of any Demand Request, we are required to give written notice, within ten (10) days of such Demand Registration, to all other holders of Registrable Shares, who will have the right to elect to include in such Demand Registration such portion of their Registrable Shares as they may request, subject to certain exceptions.

In addition, subject to certain exceptions, if we propose to register any class of common stock for sale to the public, we are required, subject to certain conditions, to include all Registrable Shares with respect to which we have received written requests for inclusion.

The rights of a holder of Registrable Shares may be transferred, assigned or otherwise conveyed on to any transferee or assignee of such Registrable Shares, subject to applicable state and federal securities laws and regulations, our Certificate of Incorporation and the Stockholders Agreement. We will be responsible for expenses relating to the registrations contemplated by the Registration Rights Agreement.

The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as suspension periods and, if a registration is for an underwritten offering, limitations on the number of shares to be included in the underwritten offering imposed by the managing underwriter.

Preferred Stock

As of September 30, 2012, no shares of preferred stock were outstanding.

Common Stock

On July 12, 2011, the stockholders of Predecessor approved a one-for-ten reverse split of its common stock which became effective on July 13, 2011. All references in the Predecessor financial statements to the number of shares of common stock or options, price per share and weighted average number of common stock outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

(10) Income Taxes

Pursuant to the Plan, on the Effective Date, the existing equity interests of the Predecessor were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of net operating losses and other tax attributes arising before the change that may be used to offset taxable income after the ownership change. The Company believes however that it will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on the Company’s net operating losses; however the net operating losses are eliminated should another ownership change occur within two years. The amended and restated Certificate of Incorporation of the Company place restrictions upon the ability of the equity interest holders to transfer their ownership in the Company. These restrictions are designed to provide the Company with the maximum assurance that another ownership change does not occur that could adversely impact the Company’s net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at September 30, 2012.

As of September 30, 2012, our deferred tax assets exceeded deferred tax liabilities. Accordingly, based on significant recent operating losses other than the non-recurring taxable income resulting from the Contribution Agreement, and projections for future results, a valuation allowance has been recorded for the Company’s net deferred tax assets.

During the remainder of 2012 and thereafter, the Company will continue to assess the realizability of its deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

During the periods from January 1 through August 31, 2012, and the one month period ended September 30, 2012, no adjustments were recognized for uncertain tax benefits.

(11) Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average number of shares issuable under the Warrants, representing 9,592,125 shares (see Note 6 and

9). U.S. GAAP requires the inclusion of these Warrants in the calculation of basic EPS because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from July 1 through August 31, 2012	Three Months Ended September 30, 2011
Net loss from continuing operations	$(2,002)	$(169,629)	$(430,037)
Gain from discontinued items, net of tax	—	—	607

Net loss attributable to common stockholders	$(2,002)	$(169,629)	$(429,430)

Basic weighted-average common stock outstanding	157,248	28,841	27,883
Add: dilutive effects of stock options and unvested stock grants	—	—	—

Diluted weighted-average common stock outstanding	157,248	28,841	27,883

Basic loss per common share attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(5.89)	$(15.42)
Discontinued operations	—	—	0.02

Net loss	$(0.01)	$(5.89)	$(15.40)

Diluted loss per common share attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(5.89)	$(15.42)
Discontinued operations	—	—	0.02

Net loss	$(0.01)	$(5.89)	$(15.40)

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from July 1 through August 31, 2012	Three Months Ended September 30, 2011
Stock issuable upon conversion of convertible notes	—	379	379
Stock options and warrants	—	150	150
Non-vested restricted stock	—	558	587

Total potentially dilutive securities	—	1,087	1,116

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands), except per share amounts:

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from January 1 through August 31, 2012	Nine Months Ended September 30, 2011
Net loss attributable to common stockholders	$(2,002)	$(199,004)	$(465,553)
Gain from discontinued operations, net of tax	—	—	7,317

Net loss attributable to common stockholders	$(2,002)	$(199,004)	$(458,236)

Basic weighted-average common stock outstanding	157,248	28,841	28,055
Add: dilutive effects of stock options and unvested stock grants	—	—	—

Diluted weighted-average common stock outstanding	157,248	28,841	28,055

Basic loss per common share attributable to common stockholders per common share:

Loss from continuing operations	$(0.01)	$(6.91)	$(16.59)
Discontinued operations	—	—	0.26

Net loss	$(0.01)	$(6.91)	$(16.33)

Diluted loss per common share attributable to common stockholders per common share:
Loss from continuing operations	$(0.01)	$(6.91)	$(16.59)
Discontinued operations	—	—	0.26

Net loss	$(0.01)	$(6.91)	$(16.33)

	Successor	Predecessor
	Period from September 1 through September 30, 2012	Period from January 1 through August 31, 2012	Nine Months Ended September 30, 2011
Stock issuable upon conversion of convertible notes	—	379	379
Stock options	—	150	150
Non-vested restricted stock	—	558	587

Total potentially dilutive securities	—	1,087	1,116

(12) Guarantor Financial Information

On March 15, 2005, Predecessor issued $150.0 million of 7% senior notes due in 2015. In addition, on April 25, 2007, Predecessor issued $115.0 million of 3 3/4% convertible senior notes due in 2037. Both the senior notes and the convertible notes were guaranteed by all of our wholly-owned subsidiaries. Each of the guarantors, fully, jointly and severally, irrevocably and unconditionally guaranteed the performance and payment when due of all the obligations under the senior notes and the convertible notes. All of these notes were settled in accordance with the Plan; accordingly, we are not required to present guarantor financial information as of or for the one month ending September 30, 2012.

(13) Subsequent Events

On November 9, 2012, we entered into a confidential non-binding letter of intent to acquire a petroleum marketing business, subject to continued negotiations and due diligence investigations. Pursuant to the terms of the letter of intent, we were required to make a non-refundable deposit for $3.45 million in exchange for a period of exclusitivity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, operating strategies; oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of oil and natural gas; marketing of oil and natural gas; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); anticipated compliance with and impact of laws and regulations; and expected outcomes relating to our bankruptcy proceedings.

These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•	deviations in and volatility of the market prices of both crude oil and natural gas produced by us;

•	the availability of capital on an economic basis, or at all, to fund our existing and future financial obligations;

•	lower oil and natural gas prices negatively affecting our ability to generate cash from operations or borrow or otherwise raise capital;

•

risks associated with bankruptcy process, including the risk that we will effectively assume unexpected liabilities as a result, or not obtain the expected benefits, or the transaction contemplated by the Contribution Agreement;

•	declines in the values of our natural gas and oil properties resulting in write-downs;

•	the impact of current economic and financial conditions on our ability to raise capital;

•	a continued imbalance in the demand for and supply of natural gas in the U.S.;

•	the results of exploratory drilling activities;

•	expiration of oil and natural gas leases that are not held by production;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, develop, produce and market production from new properties;

•	effectiveness of management strategies and decisions including those of the management of Piceance Energy LLC, of which we own a 33.34% interest;

•	the strength and financial resources of our competitors;

•	climatic conditions;

•	changes in the legal and/or regulatory environment and/or changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities;

•	unanticipated recovery or production problems, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids;

•	the timing, effects and success of our acquisition, disposition and exploration and development activities;

•	our ability to fully utilize income tax net operating loss and credit carry-forwards; and

•	the ability and willingness of counterparties to our commodity derivative contracts, if any, to perform their obligations.

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

Reorganization under Chapter 11

On December 16, 2011, Delta Petroleum Corporation (“Delta”) and its subsidiaries Amber Resources Company of Colorado, DPCA, LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc. and Castle Texas Production Limited Partnership filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 6, 2012, Castle Exploration Company, Inc., a subsidiary of Delta Pipeline, LLC, also filed a voluntary petition under Chapter 11 in the Bankruptcy Court. Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

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

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In connection with the Plan, Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intended to form a new joint venture called Piceance Energy LLC (“Piceance Energy”). On June 4, 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the term sheet. Under the Contribution Agreement, each of Delta and Laramie contributed to Piceance Energy their respective assets in the Piceance Basin. Following the contribution, Piceance Energy is owned 66.66% by Laramie and 33.34% by Delta (referred to after the closing of the transaction as “Successor”). At the closing, Piceance Energy entered into a new credit agreement, borrowed $100 million under that agreement, and distributed approximately $74.2 million to Par and approximately $24.8 million to Laramie. Par used its distribution to pay bankruptcy expenses and repaid secured debt. Par also entered into a new credit facility and borrowed $13 million under that facility at closing, and used those funds primarily to pay bankruptcy claims and expenses.

On June 4, 2012, the Debtors filed a disclosure statement relating to the Plan. The Plan was confirmed on August 15, 2012 and was declared effective on August 31, 2012 (the “Effective Date”).

Following the reorganization, Par retained its interest in the Point Arguello unit offshore California and other miscellaneous assets and certain tax attributes, including significant net operating loss carryforwards. Based upon the Plan as confirmed by the Bankruptcy Court, Delta’s creditors were issued approximately 147.7 million shares of common stock, and Delta’s former stockholders received no consideration under the Plan.

Contemporaneously with the reorganization, Par entered into a Limited Liability Company Agreement with Laramie that will govern the operations of Piceance Energy. For a description of this agreement, see “– Piceance Energy – Piceance Energy LLC Agreement” below.

In addition, Laramie and Piceance Energy entered into a Management Services Agreement pursuant to which Laramie agreed to provide certain services to Piceance Energy for a fee of $650,000 per month.

Also contemporaneously with the closing, Par amended and restated its Certificate of Incorporation and Bylaws. The amended and restated Certificate of Incorporation contains restrictions that render void certain transfers of Par’s stock that involve a holder of five percent or more of its shares. The purpose of this provision is to preserve certain tax losses that may have value. Under the amended and restated Bylaws, Par’s board of directors has five members, each of whom was appointed by stockholders pursuant to a Stockholders’ Agreement entered into at closing.

Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, Par adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to consolidated financial statements presented on or after August 31, 2012. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation for accounting purposes. In addition, the cancellation of debt income and the allocation of the attribute reduction for tax purposes is an estimate and will not be finalized until the 2012 tax return is filed sometime during 2013. Any change resulting from this estimate could impact deferred taxes.

Under ASC 852, a successor entity must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh start accounting, which for us is August 31, 2012, the date the Debtors emerged from Chapter 11. To facilitate this calculation, we first determined the enterprise value of the Successor and the individual components of the opening balance sheet. The most significant item is our 33.34% interest in Piceance Energy, the value of which was estimated to be approximately $96.5 million. This valuation is still preliminary and subject to final closing adjustments. We also considered the fair value of the other remaining assets. See “– Critical Accounting Policies and Estimates – Fair Value Measurements” below for a detailed discussion of fair value and the valuation techniques.

The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding our direct ownership of estimated proved reserves, our indirect ownership of estimated proved reserves through our equity ownership in Piceance Energy, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.

Fresh start accounting reflects the value of the Successor as determined in the confirmed Plan. Under fresh start accounting, our asset values are remeasured and allocated based on their respective fair values in conformity with the acquisition method of accounting for business combinations in FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The reorganization values approximated the fair values of the identifiable net assets. Liabilities existing as of the Effective Date, other than deferred taxes and derivatives, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes and derivatives were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated. Under the Plan, our priority non-tax claims and secured claims are unimpaired in accordance with section 1124(1) of the Bankruptcy Code. Each general unsecured claim and noteholder claims received its pro rata share of new common stock of Par in full satisfaction of its claims.

Piceance Energy

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

All of the assets contributed to Piceance Energy are located within Garfield and Mesa Counties, Colorado and are within a 10-mile radius in the Piceance Basin geologic formation. All of the oil and natural gas reserves contributed to Piceance Energy produce from the same geologic formations, the Mesaverde and Mancos Formations, and some of the contributed acreage is contiguous.

Piceance Energy LLC Agreement

In connection with the closing of the Contribution Agreement as discussed above, Laramie and Par Piceance Energy Equity LLC, our wholly owned subsidiary (“Par Piceance Energy Equity”), entered into a limited liability company agreement (the “LLC Agreement”) that governs the operations of

Piceance Energy. The business of Piceance Energy is to own the oil and natural gas, surface real estate, and related assets formerly owned by Laramie and the Company in Garfield and Mesa Counties, Colorado, or other assets subsequently acquired by Piceance Energy, and to operate such assets. Pursuant to the LLC Agreement, Piceance is managed by Laramie, which will control its day-to-day operations, subject to the supervision of a six-person board, four (4) of which were appointed by Laramie and two (2) of which were appointed by Par Piceance Energy Equity. Certain major decisions require the unanimous consent of the board. The LLC Agreement provides that the sole manager, which is initially Laramie, may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million, if approved by a majority of the board. The LLC Agreement contains certain restrictions on transfers by the members of their units. One such restriction provides that in the event one member elects to sell or transfer a majority of its units, the other member may elect to participate in such sale. The LLC Agreement also provides that under certain circumstances, a member desiring to transfer all, but not less than all, of its units may require the other member to participate in such transfer.

Piceance Energy Credit Facility

On June 4, 2012, Piceance Energy entered into a credit facility, as amended by that First Amendment to Credit Agreement entered into on the Effective Date pursuant to the Plan (the “Piceance Energy Credit Facility”), with J.P. Morgan Securities LLC and Wells Fargo Securities LLC, each as an arranger, JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”), and the lenders party thereto. The Piceance Energy Credit Facility is a $400 million secured revolving credit facility secured by a lien on Piceance Energy’s oil and gas properties and related assets. Par Piceance Energy Equity and Laramie are each guarantors of the Piceance Energy Credit Facility, with recourse limited to the pledge of the equity interests of Par Piceance Energy Equity and Laramie in Piceance Energy.

Availability under the Piceance Energy Credit Facility is limited to the lesser of (i) $400 million or (ii) the borrowing base in effect from time to time. The initial borrowing base at the Effective Date was set at $140 million. The borrowing base is determined by the Administrative Agent and the lenders, in their sole discretion, based on customary lending practices, review of the oil and gas properties included in the borrowing base, financial review of Piceance Energy, and such other factors as may be deemed relevant. The borrowing base is redetermined (i) on or about March 15 of each year based on the previous December 31 reserve report prepared by an independent engineering firm acceptable to the Administrative Agent, and (ii) on or about September 15 of each year based on the previous June 30 reserve report prepared by Piceance Energy’s internal engineers, with the first such redetermination occurring on or about March 15, 2013. In connection with the closing of the Contribution Agreement, Piceance Energy borrowed $100 million under the Piceance Energy Credit Facility and distributed approximately $74.2 million of that amount to us and approximately $24.8 million to Laramie.

The Piceance Energy Credit Facility will mature on June 4, 2016. Amounts borrowed bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.75% per annum for Eurodollar loans and the prime rate plus 0.75% to prime rate plus 1.75% per annum for Base Rate loans, depending upon the ratio of outstanding credit to the borrowing base. The agreement contains customary operational and financial covenants, including a current ratio covenant, a total debt to consolidated EBITDAX covenant and a borrowing base covenant. At September 30, 2012, Piceance Energy was in compliance with all such covenants. Under the terms of the Piceance Energy Credit Facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including Par Piceance Energy Equity.

2012 Operations Overview

During the first eight months of 2012, we focused on our restructuring while operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Our operations consisted of maintaining and operating existing oil and gas properties with no significant exploration or drilling activities. Effective August 31, 2012, we emerged from Chapter 11 of the U.S. Bankruptcy Code. Since then our operations have primarily consisted of activities related to our minority ownership interest in Piceance Energy.

Results of Operations

Upon emergence from Chapter 11 of the U.S. Bankruptcy Code, the Company adopted fresh start accounting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. References to “Successor” refer to the Company on or after September 1, 2012, giving effect to (1) the cancellation of Delta common stock issued prior to August 31, 2012; (2) the issuance of new Company common stock in accordance with the Plan; and (3) the application of fresh start reporting. References to “Predecessor” refer to Delta prior to the reorganization on the Effective Date.

The following discussion and analysis relates to items that have affected the Successor’s results of operations for the one month ended September 30, 2012, and the results of operations of the Predecessor for the period from July 1, 2012 through August 31, 2012 the period from January 1, 2012 through August 31, 2012 and the three and nine months ended September 30, 2011. This analysis should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto included in this Form 10-Q.

One month ended September 30, 2012

This one month period has been presented due to the application of fresh start accounting effective August 31, 2012 and includes primarily operating activities from our seven wells and our equity investment in Piceance Energy.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $2 million, or a loss of $0.01 per diluted common share, for the one month ended September 30, 2012.

Oil and Natural Gas Sales. For the month ended September 30, 2012, oil and natural gas sales were approximately $584,000. We expect oil and natural gas sales revenues to be substantially less than the Predecessor as the majority of its assets were contributed to Piceance Energy.

Lease Operating Expense. For the month ended September 30, 2012, lease operating expense was approximately $332,000. We expect lease operating expenses to be substantially less than the Predecessor as the majority of its assets were contributed to Piceance Energy.

Production Taxes. For the month ended September 30, 2012, production taxes were approximately $3,000. We expect production taxes to be substantially less than the Predecessor as the majority of its assets were contributed to Piceance Energy.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion was approximately $124,000 for the month ended September 30, 2012.

General and Administrative Expense. Our general and administrative expense was approximately $356,000 for the month ended September 30, 2012 consisting primarily of administrative salaries and professional fees.

Loss From Unconsolidated Affiliates. Our allocated loss from our investment in Piceance Energy was approximately $1,525,000 for the month ended September 30, 2012 which includes a $3.4 million loss from derivative activities and a loss of $921,000 from operating activities. Piceance Energy is expected to have continued losses in the future until natural gas prices improve.

Interest and Financing Costs. Our interest and financing costs were approximately $246,000 for the month ended September 30, 2012 consisting of interest accrued in kind totaling approximately $114,000 and amortization of debt discount related to our Loan Agreement totaling approximately $132,000.

Income Taxes. We recorded no income tax expense or benefit as we concluded that there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Predecessor – Period from July 1, 2012 through August 31, 2012 Compared to Three Months Ended September 30, 2011

The 2012 and 2011 periods generally lack comparability due to a two month period presented compared to a three month period, curtailment of exploration and drilling activity in 2012 due to the bankruptcy resulting in a decline in production and significant oil and natural gas asset impairments taken in both periods. In addition, reorganization items were incurred in 2012 as a result of our Chapter 11 bankruptcy proceedings which were not incurred in 2011.

Net Loss Attributable to Common Stockholders. For the reasons discussed above, our net loss attributable to common stockholders was $169.6 million, or a loss of $5.89 per diluted common share, for the period from July 1, 2012 through August 31, 2012, compared to a net loss attributable to common stockholders of $429.4 million, or a loss of $15.40 per diluted common share, for the three months ended September 30, 2011.

Oil and Natural Gas Sales. During the period from July 1, 2012 through August 31, 2012, oil and natural gas sales decreased 67% to $5.5 million, as compared to $16.5 million for the three months ended September 30, 2011. In addition to the reasons noted above, the decrease was also a result of lower natural gas prices.

Lease Operating Expense. Lease operating expense for the period from July 1, 2012 through August 31, 2012 decreased 38% to $2.2 million, as compared to $3.6 million for the three months ended September 30, 2011. The decrease was primarily due to the reasons noted above, partially offset by increases to operating costs associated with our properties offshore California.

Transportation Expense. Transportation expense for the period from July 1, 2012 through August 31, 2012 decreased 50% to $1.7 million from $3.4 million for the three months ended September 30, 2011 primarily due to the reasons noted above.

Production Taxes. Production taxes for the period from July 1, 2012 through August 31, 2012 decreased 72% to $180,000 from $633,000 for the three months ended September 30, 2011 primarily due to the reasons noted above and adjustments in the effective Colorado severance and local ad valorem withholding tax rates.

Dry Hole Costs and Impairments. Dry hole costs and impairments for the period from July 1, 2012 through August 31, 2012 decreased 64% to $151.3 million from $420.4 million for the three months ended September 30, 2011 due to impairments taken for our oil and natural gas properties in 2011. The impairments taken in the third quarter of 2011 relates to a fair value adjustment to our oil and natural gas properties as a result of offers received during our strategic process prior to entering into Chapter 11. On August 31, 2012, concurrent with the approval of the Plan, our oil and natural gas properties were reclassified to assets held for sale resulting in a fair value impairment of approximately $151.3 million.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion decreased 46% to $5.8 million for the period from July 1, 2012 through August 31, 2012, as compared to $10.7 million for the three months ended September 30, 2011 primarily due to the reasons noted above.

General and Administrative Expense. General and administrative expense decreased 73% to $1.6 million for the period from July 1, 2012 through August 31, 2012, as compared to $6.1 million for the three months ended September 30, 2011. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense and to reduced staffing as a result of attrition and a reduction in work force since 2011 resulting in lower cash compensation and administrative operating expense.

Discontinued Operations. The results of operations relating to property interests sold in 2011 have been reflected as discontinued operations.

Predecessor – Period from January 1, 2012 through August 31, 2012 Compared to Nine Months Ended September 30, 2011

The 2012 and 2011 periods generally lack comparability due to a eight month period presented compared to a nine month period, curtailment of exploration and drilling activity in 2012 due to the bankruptcy resulting in a decline in production and significant oil and natural gas asset impairments taken in both periods. In addition, reorganization items were incurred in 2012 as a result of our Chapter 11 bankruptcy proceedings which were not incurred in 2011.

Net Loss Attributable to Common Stockholders. For the reasons discussed above, net loss attributable to common stockholders was $199.0 million, or a loss of $6.91 per diluted common share, for the period from January 1, 2012 through August 31, 2012, compared to a net loss attributable to common stockholders of $458.2 million, or a loss of $16.33 per diluted common share, for the nine months ended September 30, 2011.

Oil and Natural Gas Sales. During the period from January 1, 2012 through August 31, 2012, oil and natural gas sales decreased 55% to $23.1 million, as compared to $51.1 million for the nine months ended September 30, 2011. In addition to the reasons noted above, the decrease was also a result of lower natural gas prices.

Lease Operating Expense. Lease operating expenses for the period from January 1, 2012 through August 31, 2012 decreased 14% to $9 million, as compared to $10.5 million for the nine months ended September 30, 2011. In addition to the reasons noted above, the decrease was partially offset by increases to operating costs associated with our properties offshore California.

Transportation Expense. Transportation expense for the period from January 1, 2012 through August 31, 2012 decreased 36% to $7 million from $10.9 million for the nine months ended September 30, 2011 primarily due to the reasons noted above.

Production Taxes. Production taxes for the period from January 1, 2012 through August 31, 2012 decreased 53% to $979,000 from $2.1 million for the nine months ended September 30, 2011 primarily due to the reasons noted above and adjustments in the effective Colorado severance and local ad valorem withholding tax rates.

Dry Hole Costs and Impairments. Dry hole costs and impairments for the period from January 1, 2012 through August 31, 2012 decreased 64% to $151.3 million from $420.9 for the nine months ended September 30, 2011 due to impairments taken for our oil and natural gas properties in 2011. The impairments taken in the third quarter of 2011 relates to a fair value adjustment to our oil and natural gas properties as a result of offers received during our strategic process prior to entering into Chapter 11. On August 31, 2012, concurrent with the approval of the Plan, our oil and natural gas properties were reclassified to assets held for sale resulting in a fair value impairment of approximately $151.3 million.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense decreased 52% to $16 million for the period from January 1, 2012 through August 31, 2012, as compared to $33.2 million for the nine months ended September 30, 2011 primarily due to the reasons noted above.

General and Administrative Expense. General and administrative expense decreased 51% to $9.4 million for the period from January 1, 2012 through August 31, 2012, as compared to $19.2 million for the nine months ended September 30, 2011. The decrease in general and administrative expenses is attributed to a decrease in non-cash stock compensation expense and to reduced staffing as a result of attrition and a reduction in work force since 2011 resulting in lower cash compensation and administrative operating expense.

Discontinued Operations. The results of operations relating to property interests sold in the 2011 have been reflected as discontinued operations.

Income Tax Expense (Benefit). Due to our continued losses, we were required by the “more likely than not” threshold for assessing the realizability of deferred tax assets, to record a valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

Prior to our bankruptcy filing, our sources of liquidity and capital resources were cash provided through the issuance of debt and equity securities when market conditions permitted, operating activities, sales of oil and gas properties, and borrowings under our credit facilities. During bankruptcy proceedings, our principal sources of liquidity and capital resources were borrowings under the DIP Credit Facility described below and cash flows from operating activities. Following the consummation of the Plan and our emergence from bankruptcy, we have access to our Loan Agreement, under which we have $17 million currently available to borrow. The primary uses of our capital resources have been in the operation of oil and gas properties, professional fees, and bankruptcy expenses.

Our principal asset since the consummation of the Plan and our emergence from bankruptcy is a minority interest in Piceance Energy. Piceance Energy’s primary sources of liquidity will be cash from operations and borrowings under its credit facility, which we refer to as the Piceance Energy Credit Facility. Our liquidity is constrained by the restrictions on Piceance Energy’s ability to distribute cash to us under the Piceance Energy Credit Facility, by our need to satisfy our obligations under the Loan Agreement, and by potential capital contributions required to be made by us to Piceance Energy. We also expect to have modest cash flows from certain assets not contributed to Piceance Energy pursuant to the Contribution Agreement.

We may be required to fund capital contributions of up to $20 million to Piceance Energy under the LLC Agreement. We expect that our capital contributions will be funded from available cash on hand, advances under the Loan Agreement, and possible equity contributions from certain existing investor groups. If our cash sources are not sufficient to fund our entire capital contribution, then our equity ownership interest in Piceance Energy may be reduced or diluted to the extent of our shortfall.

Debtor in Possession Credit Agreement

On December 21, 2011, Predecessor entered into a senior secured debtor-in-possession credit facility (the “DIP Credit Facility”) in connection with the bankruptcy filing. Up to $57.5 million could be borrowed under the DIP Credit Facility, of which approximately $45 million was initially drawn by Predecessor to repay all amounts outstanding under the previous Credit Agreement, which was then terminated. The DIP Credit Facility was amended in March 2012 to increase the maximum borrowing capacity by $1.4 million to $58.9 million. All of the loans under the DIP Credit Facility were term loans. The interest rate under the DIP Credit Facility was 13% plus 6% per annum in payment-in-kind interest repaid in full and terminated. The initial maturity date of the DIP Credit Facility was June 30, 2012. Predecessor subsequently entered into a series of forbearance agreements extending the maturity date to August 31, 2012. The DIP Credit Facility was repaid in full and terminated in accordance with the Plan.

Notes

The bankruptcy filing constituted an event of default under the Company’s 7% Series A Senior Notes due 2015 (the “7% Notes”) and the Company’s 3 3/4% Convertible Senior Note due 2037 (the “3 3/4% Notes” and, together with the 7% Notes, the “Notes”). Under the indentures governing the Notes, all principal, interest and other amounts due relating to the Notes became immediately due and payable. The Notes were settled in accordance with the terms of the Plan.

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Effective Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Effective Date in order to, along with the proceeds from the Contribution Agreement, (i) repay the loans and obligations under the DIP Credit Facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan.

Below are certain of the material terms of the Loan Agreement:

Interest. At our election, any Loans will bear interest at a rate equal to 9.75% per annum payable either (i) in cash, quarterly, in arrears at the end of each calendar quarter or (ii) in-kind, accruing quarterly. In addition, all repayments due under the Loan Agreement will be charged a minimum of a 3% repayment premium. Accordingly, we will accrete amounts due for the minimum repayment premium over the term of loan using the effective interest method.

At any time after an event of default under the Loan Agreement has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 11.75% and (ii) all interest accrued and accruing will be payable in cash on demand.

Prepayment. We may prepay Loans at any time, in any amount. Such prepayment is to include all accrued and unpaid interest on the portion of the obligations being prepaid through the prepayment date. If at any time within the twelve months following the Effective Date, we prepay the obligations due, in whole, but not in part, then in addition to the repayment of 100% of the principal amount of the obligations being prepaid plus accrued and unpaid interest thereon, we are required to pay the interest that would have accrued on the prepaid amount through the first anniversary of the Effective Date plus a 106% prepayment premium.

In addition to the above described prepayment premium, we will pay a repayment premium equal to the percentage of the principal repaid during the following periods:

Period	Repayment Premium
From the Effective Date through the first anniversary of the Effective Date	6%
From the day after the first anniversary of the Effective Date through the second anniversary of the Effective Date	5%
At all times from and after the day after the second anniversary of the Closing	3%

We are also required to make certain mandatory repayments after certain dispositions of property, debt issuances, joint venture distributions from Piceance Energy, casualty events and equity issuances, in each case subject to customary reinvestment provisions. These mandatory repayments are subject to the prepayment premiums described above.

The contingent repayments described above are required to be accounted for as an embedded derivative. The estimated fair of the embedded derivative at issuance was approximately $65,000 and was recorded as a derivative liability with the offset to debt discount. Subsequent changes in fair value are reflected in earnings.

Collateral. The Loans and all obligations arising under the Loan Agreement are secured by (i) a perfected, first-priority security interest in all of our assets other than the equity interest in Piceance Energy held by Par Piceance Energy Equity, pursuant to a pledge and security agreement dated August 31, 2012, made by us and certain of our subsidiaries in favor of the Agent, and (ii) a perfected, second-lien security interest in the equity interest in Piceance Energy held by Par Piceance Energy Equity, pursuant to a pledge agreement dated August 31, 2012, by Par Piceance Energy Equity in favor of the Agent. The priority of the Lenders’ security interest in our assets is specified in that certain intercreditor agreement dated August 31, 2012 (the “Intercreditor Agreement”), among JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined in the Intercreditor Agreement), the Agent, as administrative agent for the Second Priority Secured Parties (as defined in the Intercreditor Agreement), the Company and Par Piceance Energy Equity.

Guaranty. All of our obligations under the Loan Agreement are unconditionally guaranteed by the Guarantors.

Fees and Commissions. We agreed to pay the Agent an annual nonrefundable administrative fee that was earned in full on the Effective Date. In addition, we agreed to pay the Lenders a nonrefundable closing fee that was earned in full on the Effective Date.

Warrants. As consideration for granting the Loans, we have also issued warrants to the Lenders to purchase shares of our common stock as described under “– Warrant Issuance Agreement” below.

Term. All loans and all other obligations outstanding under the Loan Agreement are payable in full on August 31, 2016.

Covenants. The Loan Agreement requires us to comply with various affirmative and negative covenants affecting our business and operations which we are in compliance with at September 30, 2012. However, we are not required to comply with any financial maintenance covenants.

Warrant Issuance Agreement

Pursuant to the Plan, on the Effective Date, we issued to the Lenders warrants (the “Warrants”) to purchase up to an aggregate of 9,592,125 shares of our common stock (the “Warrant Shares”). In connection with the issuance of the Warrants, we also entered into a Warrant Issuance Agreement, dated as of the Effective Date (the “Warrant Issuance Agreement”). Subject to the terms of the Warrant Issuance Agreement, the holders are entitled to purchase shares of common stock upon exercise of the Warrants at an exercise price of $0.01 per share of common stock (the “Exercise Price”), subject to certain adjustments from time to time as provided in the Warrant Issuance Agreement. The Warrants expire on the earlier of (i) August 31, 2022 or (ii) the occurrence of certain merger or consolidation transactions specified in the Warrant Issuance Agreement. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis.

The number of Warrant Shares issued on the Effective Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Effective Date by the Bankruptcy Court pursuant to the Plan. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Effective Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans.

The Warrant Issuance Agreement includes certain restrictions on the transfer by holders of their Warrants, including, among others, that (i) the Warrants and the notes under the Loan Agreement are not detachable for transfer purposes, and for as long as obligations under the Loan Agreement are outstanding, the notes and Warrants may not be transferred separately, and (ii) in the event that any holder desires to transfer any pro rata portion of the notes and Warrants, then such holder must provide the other Lenders and/or holders of the Warrants with a right of first offer to make an election to purchase such offered notes and Warrants.

The number of shares of our common stock issuable upon exercise of the Warrants and the exercise prices of the Warrants will be adjusted in connection with certain issuances or sales of shares of the Company’s common stock and convertible securities, or any subdivision, reclassification or combinations of common stock. Additionally, in the case of any reclassification or capital reorganization of the capital stock of the Company, the holder of each Warrant outstanding immediately prior to the occurrence of such reclassification or reorganization shall have the right to receive upon exercise of the applicable Warrant, the kind and amount of stock, other securities, cash or other property that such holder would have received if such Warrant had been exercised.

Cash Flows

	Successor		Predecessor
	Period from September 1 through September 30, 2012	Cash Effects of Reorganization transaction	Period from January 1 through August 31, 2012	Nine Months Ended September 30, 2011
	(In thousands)

Net cash provided by (used in) operating activities	$(347)	$—	$(17,863)	$6,520
Net cash used in investing activities	$—	$74,167	$(1,545)	$(5,196)
Net cash provided by (used in) financing activities	$2,000	$(71,239)	$8,500	$(13,413)

Net cash used in operating activities was approximately $347,000 for the one month ended September 30, 2012 compared with net cash used in operating activities of approximately $17.9 million in the eight months ended August 31, 2012 and net cash provided by operating activities of approximately $6.5 million for the nine months ended September 30, 2011. Cash flows from operating activities in the eight months ended August 31, 2012 as compared to the nine months ended September 30, 2011 were primarily impacted by the decreased level of operations in 2012 compared to 2011.

Net cash used in investing activities was approximately $1.5 million in the eight months ended August 31, 2012 compared with approximately $5.2 million in the nine months ended September 30, 2011. The decrease in investing activities in the eight months ended August 31, 2012 compared to the nine months ended September 30, 2011 was due to the decline in exploration and drilling activity in that period. There was no net cash provided by or used in investing activities during the one month ended September 30, 2012.

Net cash provided by financing activities for the one month ended September 30, 2012 was primarily related to receipt of $2 million in recoveries from the Wapiti Trust, as discussed under “—Commitments and Contingencies” below. Net cash provided by financing activities was approximately $8.5 million in the eight months ended August 31, 2012 compared to net cash used in financing activities of $13.4 million in the nine months ended September 30, 2011. The financing activities in the eight months ended August 31, 2012 consisted of borrowings under the DIP Credit Facility compared to repayments of debt with proceeds from the sale of properties in 2011.

The Plan provided cash totaling approximately $74.2 million from the distribution from Piceance Energy and a $13.0 million draw on the Loan Agreement. This cash was used to repay approximately $56.5 million outstanding on our DIP Credit Facility, to fund the Wapiti Recovery Trust with approximately $2.0 million and to settle various liabilities totaling approximately $25.7 million.

Capital and Exploration Expenditures

We made no capital and exploration expenditures for the one month ended September 30, 2012. Our capital and exploration expenditures for the period from January 1, 2012 through August 31, 2012 and the nine months ended September 30, 2011 were $1.6 million and $52.3 million, respectively.

We currently have no planned future capital expenditures. Amounts may be required to maintain our interests at our Point Arguello unit offshore California, but this is currently unestimatable. Furthermore, capital contribution may be required as part of our equity investment in Piceance Energy that would require us to contribute up to an aggregate of approximately $20 million if approved by the majority of its Board. We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.

On November 9, 2012, we entered into a confidential non-binding letter of intent to acquire a petroleum marketing business, subject to continued negotiations and due diligence investigations. Pursuant to the terms of the letter of intent, we were required to make a non-refundable deposit for $3.45 million in exchange for a period of exclusivity which will be applied to the purchase price in the event a transaction is executed and we close. The non-refundable deposit was made from cash on hand.

Commitments and Contingencies

Pursuant to the Plan, on the Effective Date, the Delta Petroleum General Recovery Trust (the “General Recovery Trust”) was formed pursuant to a trust agreement (the “Delta Petroleum General Recovery Trust Agreement”) executed by the Debtors and John T. Young, Jr., as trustee. The Debtors are the beneficiaries of the General Recovery Trust. On the Effective Date, the General Recovery Trust was funded with $2 million in cash and the General Trust Assets (as such term is defined in the Plan). The purpose of the General Recovery Trust is to prosecute and settle certain causes of action and to object to, settle or compromise any disputed claims. Due to the uncertainties surrounding such matters, no fair value has been assigned to the General Recovery Trust.

Pursuant to the Plan, on the Effective Date, the Wapiti Recovery Trust (the “Wapiti Trust”) was formed pursuant to a trust agreement (the “Wapiti Recovery Trust Agreement”) executed by the Debtors and John T. Young, Jr., as trustee. The Debtors are the beneficiaries of the Wapiti Trust, but only to the extent of the assets contributed to the Wapiti Trust by such entities and only on account of allowed claims or equity interests against such entities. On the Effective Date, the Wapiti Trust was funded with $1 million in cash and all of the Wapiti Causes of Action (as such term is defined in the Plan).

On September 19, 2012, Wapiti Oil & Gas and the Wapiti Trust agreed to the terms of a settlement and entered into an Agreement of Settlement and Release (the “Settlement and Release”) that provides for the resolution and disposition of all claims arising from certain matters, including the Wapiti Causes of Action. Pursuant to the terms of the Settlement and Release, each of Wapiti Oil & Gas and the Wapiti Trust agreed to release, acquit and forever discharge each other from all claims arising from the Underlying Matters (as each term is defined in the Plan), which include (i) the Wapiti Causes of Action, (ii) the assets transferred from the Debtors to Wapiti Oil & Gas on or about July 30, 2010 for approximately $130.0 million those transferred in the Wapiti Transaction (collectively, the “Wapiti Assets”), (iii) claims arising under 11 U.S.C. § 550 against any present or future immediate or mediate transferee (within the meaning of 11 U.S.C. § 550(a)(2)) of Wapiti Oil & Gas with respect to any portion of the Wapiti Assets, (iv) any past dealings, agreements, relationships, and/or communications by, between and/or among Wapiti Oil & Gas and the Wapiti Trust (including its predecessors), (v) any past actual or alleged conduct by Wapiti Oil & Gas or the Wapiti Trust (including its predecessors), and (vi) all claims that have been made or could be made (A) by the Company or the Wapiti Trust against Wapiti Oil & Gas or that relate to the Wapiti Assets; or (B) by Wapiti Oil & Gas against the Company or the Wapiti Trust. Wapiti Oil & Gas made a one-time cash payment in the amount of $1.5 million to the Wapiti Trust, as consideration for the release of claims against it.

During the period from September 1 through September 30, 2012, we received a distribution of $2.0 million from the Wapiti Trust. We do not expect to receive significant future distributions from the Wapiti Trust.

Other Contractual Obligations

Our asset retirement obligation arises from the costs necessary to plug and abandon our oil and gas wells. The majority of the expenditures related to this obligation will not occur during the next five years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 3 to our unaudited consolidated financial statements. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to fresh start accounting adjustments, oil and gas reserves, bad debts, oil and natural gas properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investments in unconsolidated affiliates

Investments in operating entities where we have the ability to exert significant influence, but do not control the operating and financial policies, are accounted for using the equity method. Our share of net income of these entities is recorded as income (losses) from unconsolidated affiliates in the consolidated statements of operations.

Property and equipment

We account for our oil and natural gas exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological or geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, then evaluated quarterly and charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered.

Depreciation and depletion of capitalized acquisition, exploration and development costs are computed on the units-of-production method by individual fields as the related proved reserves are produced.

Gathering systems and other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to 15 years.

The application of the successful efforts method of accounting requires our judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature, and an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within an oil and gas field are typically considered development costs and are capitalized, but often these seismic programs extend beyond the reserve area considered proved, and we must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires our judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

Impairment of Gas and Oil Properties

Long-lived assets are reviewed for impairment quarterly or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Estimates of expected future cash flows represent our best estimate based on reasonable and supportable assumptions and projections. For proved properties, if the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future.

We assess proved properties on an individual field basis for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For proved properties, the review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.

For unproved properties, the need for an impairment charge is based on our plans for future development and other activities impacting the life of the property and the ability of us to recover our investment. When we believe the costs of the unproved property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. For the period from September 1 through September 30, 2012, there were no impairments recorded by the Successor. At December 31, 2011, the Predecessor’s oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at December 31, 2011 as the estimated undiscounted net cash flows exceeded carrying amounts for all properties. In August 2012, the U.S. Bankruptcy Court approved a plan of sale of substantially all of the Predecessor’s assets and accordingly these assets were classified as held for sale and an impairment of approximately $151.3 million was recognized to write-down these assets to fair value at that time. The Predecessor’s assets were further adjusted due to the application of fresh start accounting upon the Predecessor’s emergence from Chapter 11. The Predecessor recognized impairment expenses totaling approximately $151.3 million for the period January 1, 2012 through August 31, 2012. For the three and nine months ended September 30, 2011, impairments totaling approximately $420.4 million and $420.9 million were recognized.

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

Fair Value Measurements

We follow accounting guidance which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires additional disclosures about fair value measurements. As required, we applied the following fair value hierarchy:

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfer in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied the valuation techniques discussed below for the periods presented. These valuation policies are determined by our Chief Financial Officer and approved by our Chief Executive Officer. They are discussed with our Audit Committee as deemed appropriate. Each quarter, our Chief Financial Officer and Chief Executive Officer update the inputs used in the fair value measurement and internally review the changes from period to period for reasonableness. We use data from peers as well as external sources in the determination of the volatility and risk free rates used in fair value calculation. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

Fresh Start Accounting – The fair value of the Successor was based on its estimated enterprise value post-bankruptcy using valuation techniques similar to those in notes (a) through (f) described below. The individual components consist of the estimated enterprise value of Piceance Energy and the sum of the estimated fair value of the assets it retained. These valuations were determined using valuation techniques described below. The fair value of the investment in Piceance Energy is preliminary and subject to final closing adjustments. The estimates of fair value of the net assets have been reflected in the Successor’s consolidated balance sheet as of August 31, 2012. These are fair value measurements performed on a nonrecurring basis.

	Fair Value at August 31, 2012	Fair Value Technique
	(in thousands)
Oil and gas properties
Unproved	$1,273	(a)
Proved	3,592	(b)
Other assets
Frac tanks	1,400	(c)
Compressors	2,800	(d)
Miscellaneous	39	(e)

	$4,239

Investment in Piceance Energy	$96,531	(f)

(a)	Unproved property was valued using the cost valuation technique. A significant input in this measurement was the estimated cost of the properties. A change in that estimated cost would be directly correlated to change in the estimated fair value of the property. We consider this to be a level 3 fair value measurement.
(b)	The estimated fair value of our Point Arguello unit offshore California was valued using a market valuation technique based on standalone bids received by third-parties. We consider this to be a level 2 fair value measurement.
(c)	The estimated fair value of our frac tanks was valued using a market valuation technique which was based on published listings of similar equipment. We consider this to be a level 2 fair value measurement.
(d)	The estimated fair value of the compressor units was valued using a market valuation technique based on standalone bids received by third-parties. We consider this to be a level 2 fair value measurement.
(e)	Miscellaneous assets that we were unable to value using the income or market valuation techniques were valued using the cost valuation technique. We consider this to be a level 3 fair value measurement.
(f)	The estimated fair value of our investment in Piceance Energy is based on its enterprise value and uses various valuation techniques including (i) an income approach based on proved developed reserves’ future net income discounted back to net present value based on the weighted average cost of capital for comparable independent oil and natural gas producers, and (ii) a market multiple approach. Proved property was valued using the income approach. A discounted cash flow model was prepared based off of an independent reserve report with a discount rate of 10% applied to proved developed producing reserves, 25% to proved developed non-producing reserves and 25% to proved undeveloped reserves. The prices for oil and natural gas were forecasted based on NYMEX strip pricing adjusted for basis differentials. For the market multiple approach, we reviewed the transaction values of recent similar asset transactions and compared the purchase price per Mcfe of proved developed reserves and purchase price per Mcfe per day of net equivalent production of those transactions to the independent reserve report. Improved acreage was valued using a cost approach based on recent sales of acreage in the area. Based on these valuations, the equity value of our 33.34% interest in Piceance Energy was estimated to be approximately $96.5 million. We consider this to be a level 3 fair value measurement. A change in significant inputs such a reduction in commodity pricing or an increase in discount rates would result in a lower fair value.

Derivative liabilities – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the initial stock price of $0.67 per share, initial exercise price $0.01, term of 10 years, risk free rate of 1.6%, and expected volatility of 78.5%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $0.63 per share at issuance or $6.0 million. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants. There was no material change in the inputs used to measure fair value or in the fair value as of September 30, 2012.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative of approximately $65,000 at issuance was estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. There was no material change in the inputs used to measure fair value or in the fair value as of September 30, 2012.

Proved property impairments – The fair values of the proved properties are estimated using internal discounted cash flow calculations based upon the our estimates of reserves and are considered to be a level 3 fair value measurements. This estimation is based on an independent reserve report with industry standard discounts applied to the reserves.

Asset retirement obligations – The initial fair values of the asset retirement obligations are estimated using the income valuation technique and internal discounted cash flow calculations based upon the our asset retirement obligations, including revisions of the estimated fair values during the period from September 1 through September 30, 2012, and are considered to be level 3 fair value measurements.

Our liabilities measured at fair value on a recurring basis as of September 30, 2012 consist of the following:

	Location on Consolidated Balance Sheet	Fair Value at September 30, 2012 using Level 3 Fair Value Measurements
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$6,035
Embedded derivative	Noncurrent liabilities	$65

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using level 3 on a recurring basis is as follows (in thousands):

Description

Balance, at August 31, 2012	$6,100
Purchases, issuances, and settlements	—
Total gains included in earnings	—
Transfers	—

Balance, end of period	$6,100

Income Taxes

Pursuant to the Plan, on the Effective Date, the existing equity interests of the Company were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 generally places a limit on the amount of net operating losses and other tax attributes arising before the change that may be used to offset taxable income after the ownership change. The Company believes however that it will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on the Company’s net operating losses; however the net operating losses are eliminated should another ownership change occur within two years. The amended and restated certificate of incorporation of the Company place restrictions upon the ability of the equity interest holders to transfer their ownership in the Company. These restrictions are designed to provide the Company with the maximum assurance that another ownership change does not occur that could adversely impact the Company’s net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at September 30, 2012.

As of September 30, 2012, our deferred tax assets exceeded deferred tax liabilities. Accordingly, based on significant recent operating losses other than the non-recurring taxable income resulting from the Contribution Agreement, and projections for future results, a valuation allowance has been recorded for the Company’s net deferred tax assets.

During the remainder of 2012 and thereafter, the Company will continue to assess the realizability of its deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

During the periods from January 1 through August 31, 2012, and the one month period ended September 30, 2012, no adjustments were recognized for uncertain tax benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate and Price Risk

We historically managed our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, which may from time to time include costless collars, swaps, or puts. The level of our hedging activity and the duration of the instruments employed depended upon our view of market conditions, available hedge prices and our operating strategy. We had no open derivative positions at September 30, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective, due to the existence of material weaknesses originally identified in the first quarter of 2012 as discussed below.

•

Financial Reporting and Closing Process: We did not maintain an effective financial reporting and closing process to prepare financial statements in accordance with U.S. GAAP. We determined that controls over timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes were missing or ineffective. This material weakness resulted in material misstatements in the cash flow statement and accounting for deferred taxes that were corrected prior to the issuance of the financial statements. Further, we were unable to complete regulatory filings timely as required by the rules of the SEC.

•

Qualified Personnel: We lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process. As a result, a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•

Risk Assessment: Our risk assessment controls did not address the impact of significant events, such as the filing of the bankruptcy petition, when evaluating the design and operating effectiveness of controls and the impact of such events on their financial statements. This material weakness resulted in misstatements in accounting for deferred financing costs and pre-petition liabilities that were corrected prior to the issuance of the financial statements. Furthermore, a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•

Control Monitoring: Our controls for monitoring the adequacy of the design and operating effectiveness of internal control over financial reporting across the Company were ineffective. As a result, a reasonable possibility exist that material misstatements in our financial statements will not be prevented or detected on a timely basis.

•

Significant Estimates: Our controls related to the review of various financial statement accounts involving significant estimates and judgments, including impairment testing for oil and gas properties, accounting for income taxes, asset retirement obligations, and oil & gas reserve assumptions were missing or ineffective. As a result, a reasonable possibility exist that material misstatements in our financial statements will not be prevented or detected on a timely basis.

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

At September 30, 2012, we believe these material weaknesses remain present and until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis. As part of our remediation efforts, we have contracted with experienced financial and accounting consultants to assist with our financial close and other accounting matters and in the preparation of the financial statements and related accounting and reporting disclosures. The Company is evaluating other remediation alternatives and efforts are in progress, however any contemplated changes to our financial reporting control have not been implemented.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the Trust for resolution and settlement.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which could materially affect our business, financial condition and/or future results. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Commitments and Contingencies” for more information.

We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of September 30, 2012, we estimated that we had approximately $1.4 billion of NOLs. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Code. We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three year “testing period” by “5% stockholders.”

In order to help us preserve the NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in force as long as the NOLs are available. We cannot assure you, however, that these restrictions will prevent an ownership change.

The NOLs will expire in various amounts, if not used, between 2012 and 2031. The Internal Revenue Service, or the IRS, has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated income and we may not be able to pay taxes that may be due.

Reductions in our NOLs could occur in connection with the administration of the Recovery Trusts. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a substantial portion of our NOLs, which in turn could materially reduce our cash flow and ability to service our current debt. The impact of a material reduction in our NOLs could also cause an event of default under our current debt or such new senior secured credit facilities that we expect to enter into and/or a reduction of a substantial portion of our deferred tax asset relating to such NOLs.

The Contribution Agreement may not achieve its intended results and may result in Piceance Energy assuming unanticipated liabilities and properties of lower value than originally contemplated.

We conducted environmental and title due diligence regarding the assets Laramie contributed to Piceance Energy pursuant to the Contribution Agreement, but our diligence efforts may not have discovered all problems that may exist with respect to those assets. Environmental, title and other problems could reduce the value of the properties contributed to Piceance Energy, and, depending on the circumstances, we could have limited or no recourse to Laramie with respect to those problems. Piceance Energy assumed substantially all of the liabilities associated with the acquired Laramie assets, and Piceance Energy would be entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure you that such potential remedies will be adequate for any liabilities incurred by Piceance Energy, and such liabilities could be significant. Also, it is uncertain whether our and Laramie’s contributed properties and assets can be integrated in an efficient and effective manner.

We are dependent on the results of Piceance Energy.

Our principal asset is our 33.34% ownership interest in Piceance Energy. Our operating income will therefore depend heavily on the profitability of Piceance Energy and on the ability of Piceance Energy to make distributions to its owners, which will be severely limited by the terms of the Piceance Energy Credit Facility. In addition, Piceance Energy will face similar risk factors to those that face other natural gas exploration and production companies, including us, as described herein. All disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as our subsequent Quarterly Reports on Form 10-Q, including this report, regarding operational risks facing us will also be risk factors faced by Piceance Energy. In addition, Laramie controls most decisions affecting Piceance Energy’s operations; we have veto rights over decisions of Piceance Energy in only a limited number of areas. Finally, Piceance Energy pays to Laramie a monthly fee of $650,000 to operate and manage its assets. This will further limit Piceance Energy’s ability to make distributions to us.

We cannot control the activities on properties we do not operate and we are unable to ensure the proper operation and profitability of these non-operated properties.

Although we have representation on the board of managers of Piceance, it will be managed by Laramie, which will control its day-to-day operations. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of drilling and development activities therefore will depend upon a number of factors outside of our control, including Laramie’s:

•	timing and amount of capital expenditures;

•	expertise and diligence in adequately performing operations and complying with applicable agreements;

•	financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.

As a result of any of the above or other failure to act in ways that are in our best interest, our results of operations could be adversely affected.

Inadequate liquidity could materially and adversely affect our business operations in the future.

Our liquidity is constrained by the restrictions on Piceance Energy’s ability to distribute cash to us under the Piceance Energy Credit Facility, by our need to satisfy our obligations under the Loan Agreement, and by potential capital contributions required to be made by us to Piceance Energy. Our liquidity will be further constrained by the currently low level of natural gas prices, which reduces our cash flow from operations. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce our planned capital expenditures, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could further impair our liquidity.

Oil and natural gas and prices are volatile. Lower prices have adversely affected our financial position, financial results, cash flows, access to capital and ability to grow.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for the oil and natural gas we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.

Historically, the markets for natural gas and oil have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and natural gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the nature and extent of regulation relating to carbon and other greenhouse gas emissions;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas and oil price movements. Declines in natural gas and oil prices not only reduce revenue, but also reduce the amount of natural gas and oil that we can produce economically and, as a result, have had, and could in the future have, a material adverse effect on our financial condition, results of operations, cash flows and reserves. Further, natural gas and oil prices do not move in tandem. Because approximately 79% of our reserves at December 31, 2011 were natural gas reserves, we are more affected by movements in natural gas prices. Following the completion of the transaction contemplated by the Contribution Agreement, Piceance Energy’s reserves (based on our and Laramie’s estimated reserves as of April 30, 2012) will be 72% natural gas. Natural gas prices have fallen to historic lows in recent periods. If these prices continue to remain depressed, it could have a material adverse effect on our business and results of operation.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, or the SEC, to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

We have in the past, and in the future may discover, areas of our internal control over financial reporting which may require improvement. For example, we have had material weaknesses with respect to maintaining an effective financial reporting and closing process to prepare financial statements in accordance with U.S. generally accepted accounting principles, lacking a sufficient number of qualified accounting personnel in key financial reporting positions, our risk assessment controls not addressing the impact of significant events and having ineffective controls for monitoring the adequacy of the design and operating effectiveness of internal control over financial reporting were ineffective. The effectiveness of our internal control over financial reporting in the future will depend on our ability to fulfill the steps to remediate these and other material weaknesses. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Plan, on the Effective Date, all shares of our common stock outstanding prior to the Effective Date were cancelled. In addition, pursuant to the Plan, on the Effective Date, we issued (i) 145,736,082 shares of our common stock to the holders of Senior Notes, (ii) 1,919,733 shares of common stock to the holders of allowed general unsecured claims under the Plan, and (iii) warrants to purchase up to 9,592,125 million shares of our common stock issued to the Lenders under the Loan Agreement. Our common stock and warrants to purchase our common stock issued pursuant to the Plan were issued pursuant to Section 1145 of the Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act of 1933, as amended.

As long as any obligations remain outstanding under the Loan Agreement, we are prohibited from paying any dividends.

Item 5. Other Information

On November 9, 2012, we entered into a confidential non-binding letter of intent to acquire a petroleum marketing business, subject to continued negotiations and due diligence investigations. Pursuant to the terms of the letter of intent, we were required to make a non-refundable deposit for $3.45 million in exchange for a period of exclusitivity. The non-refundable deposit was made from cash on hand.

Item 6. Exhibits.

Exhibits are as follows:

2.1*	Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

2.2*	Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

4.2	Stockholders Agreement effective as of August 31, 2012, by and among the Company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

4.3	Registration Rights Agreement effective as of August 31, 2012, by and among the Company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

4.4	Warrant Issuance Agreement dated as of August 31, 2012, by and among the Company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.1	Delayed Draw Term Loan Credit Agreement dated as of August 31, 2012, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.2	Amended and Restated Limited Liability Company Agreement for Piceance Energy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.3	Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.4	First Amendment to Credit Agreement dated August 31, 2012, by and among Piceance Energy, LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.5	Wapiti Recovery Trust Agreement dated August 27, 2012, by and among the Company, DPCA LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited Partnership, Amber Resources Company of Colorado, Castle Exploration Company, Inc. and John T. Young (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.6	Delta Petroleum General Recovery Trust Agreement dated August 27, 2012, by and among the Company, DPCA LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited. Partnership, Amber Resources Company of Colorado, Castle Exploration Company, Inc. and John T. Young (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.7	Pledge Agreement dated August 31, 2012, by Par Piceance Energy Equity LLC in favor of Jefferies Finance LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.8	Intercreditor Agreement dated August 31, 2012, by and among JP Morgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), Jefferies Finance LLC, as administrative agent for the Second Priority Secured Parties (as defined therein), the Company and Par Piceance Energy Equity LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.9	Pledge and Security Agreement, dated August 31, 2012, by the Company and certain of its subsidiaries in favor of Jefferies Finance LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.10	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2012).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.

99.1	Agreement of Settlement and Release dated September 19, 2012, by and between The Wapiti Recovery Trust and Wapiti Oil & Gas, L.L.C. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2012).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Schedules and similar attachments to the Third Amended Joint Chapter 11 Plan of Reorganization and the Contribution Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request
**	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PETROLEUM CORPORATION (Registrant)

By:	/s/ John T. Young, Jr.
John T. Young, Jr.
Chief Executive Officer

By:	/s/ R. Seth Bullock
R. Seth Bullock
Chief Financial Officer

Date: November 14, 2012