Form 10-Q/A
period 2012-09-30
PAR PETROLEUM CORP/CO
filed 2012-11-26
CIK 821483

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Par Petroleum Corporation for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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

PART II - OTHER INFORMATION

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

31.1**	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350.

99.1 Agreement of Settlement and Release dated September 19, 2012, by and between The Wapiti Recovery Trust and Wapiti Oil & Gas, L.L.C. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2012).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to the Third Amended Joint Chapter 11 Plan of Reorganization and the Contribution Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
**	Previously filed.
***	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PETROLEUM CORPORATION

By:	/s/ John T. Young, Jr
John T. Young, Jr.
Chief Executive Officer

By:	/s/ R. Seth Bullock
R. Seth Bullock
Chief Financial Officer

Date: November 26, 2012