Form 10-Q
period 2013-03-31
PAR PETROLEUM CORP/CO
filed 2013-05-14
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

151,823,993 shares of common stock, $0.01 par value per share, were outstanding as of May 3, 2013.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation (and for periods prior to the reorganization described herein, Delta Petroleum Corporation) and its consolidated subsidiaries unless the context suggests otherwise.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,681	$6,185
Restricted cash	15,360	23,970
Trade accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2013 and December 31, 2012, respectively	20,524	17,730
Inventories	13,341	10,466
Prepaid and other current assets	1,306	1,575

Total current assets	65,212	59,926

Property and equipment:
Natural gas and oil properties, at cost, successful efforts method of accounting:
Proved	4,791	4,804
Other	1,400	1,415

Total property and equipment	6,191	6,219
Less accumulated depreciation and depletion	(621)	(373)

Net property and equipment	5,570	5,846

Long-term assets:
Investment in unconsolidated affiliate	102,292	104,434
Intangible assets, net	8,307	8,809
Goodwill	7,756	7,756
Assets held for sale	—	2,800
Other long-term assets	5	11

Total long-term assets	118,360	123,810

Total assets	$189,142	$189,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$36,764	$35,000
Accounts payable	15,533	25,329
Other accrued liabilities	2,872	981
Accrued settlement claims	5,920	8,667

Total current liabilities	61,089	69,977

Long-term liabilities:
Long – term debt, net of current maturities and unamortized discount	16,329	7,391
Derivative liabilities	13,185	10,945
Asset retirement obligations	524	512

Total liabilities	91,127	88,825

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 300,000,000 shares at March 31, 2013 and December 31, 2012, issued 151,804,037 shares and 150,080,927 shares at March 31, 2013 and December 31, 2012, respectively	1,518	1,501
Additional paid-in capital	110,152	108,095
Accumulated deficit	(13,655)	(8,839)

Total stockholders’ equity	98,015	100,757

Total liabilities and stockholders’ equity	$189,142	$189,582

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue:
Marketing and transportation revenues	$63,326	$—
Natural gas and oil sales	1,560	9,910

Total revenues	64,886	9,910

Operating expenses:
Marketing and transportation expenses	53,790	—
Lease operating expense	1,234	3,666
Transportation expense	—	2,492
Production taxes	4	297
Dry hole costs and impairments	—	2
Depreciation, depletion, amortization and accretion	767	5,327
General and administrative expense	6,900	4,020

Total operating expenses	62,695	15,804

Loss from unconsolidated affiliates	(2,360)	—

Operating loss	(169)	(5,894)

Other income and (expense):
Interest expense and financing costs, net	(2,896)	(2,258)
Other income	729	29
Realized gain on derivative instruments, net	410	—
Unrealized loss on derivative instruments, net	(2,240)	—
Income from unconsolidated affiliates	—	2

Total other expense	(3,997)	(2,227)

Loss before income taxes and reorganization items	(4,166)	(8,121)

Income tax expense	(650)	—

Loss before reorganization items	(4,816)	(8,121)
Reorganization items
Professional fees and administrative costs	—	5,727
Gain on settlement of liabilities	—	(385)

Net loss	$(4,816)	$(13,463)

Basic and diluted loss per common share	$(0.03)	$(0.46)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended March 31, 2013
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
	(in thousands)
Balance, December 31, 2012	150,081	$1,501	$108,095	$(8,839)	$100,757
Stock issued to settle bankruptcy claims	1,723	17	1,917	—	1,934
Stock based compensation	—	—	140	—	140
Net loss	—	—	—	(4,816)	(4,816)

Balance, March 31, 2013	151,804	$1,518	$110,152	$(13,655)	$98,015

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(4,816)	$(13,463)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion, amortization and accretion	767	5,327
Interest, prepayments premiums and exit penalty capitalized into note balance	2,278	677
Gain on sale of assets held for sale	(50)	—
Loss on disposal of other assets	33	—
Stock-based compensation	140	1,017
Amortization of deferred financing costs and bond discount	424	—
Unrealized gain on derivative contracts	2,240	—
(Income) loss from unconsolidated affiliates	2,360	(2)
Professional fees paid through restricted cash related to trust activities	1,297	—
Other	—	51
Net changes in operating assets and liabilities:
Trade accounts receivable	(2,794)	3,845
Deposits and prepaid assets	269	23
Inventories	(2,875)	—
Other assets	6	—
Accounts payable and other accrued liabilities	(7,905)	(2,756)
Other accrued liabilities	—	1,640

Net cash used in operating activities	(8,626)	(3,641)

Cash flows from investing activities:
Additions to property and equipment	(10)	(679)
Capitalized drilling costs owed to operator	(218)	—
Proceeds from sale of assets held for sale	2,850	—

Net cash provided by (used in) investing activities	2,622	(679)

Cash flows from financing activities:
Proceeds from borrowings	8,000	—
Release of restricted cash held to secure letters of credit	6,500	—

Net cash provided by financing activities	14,500	—

Net increase (decrease) in cash and cash equivalents	8,496	(4,320)
Cash at beginning of period	6,185	12,862

Cash at end of period	$14,681	$8,542

Non cash investing and financing activities and supplemental disclosure of cash paid:

Stock issued to settle bankruptcy claims	$1,934	$—
Restricted cash used to settle bankruptcy claims	$783	$—

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

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In connection with the Plan, Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intended to form a new joint venture called Piceance Energy, LLC (“Piceance Energy”). On June 4, 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the term sheet.

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

On the Emergence Date, Delta also amended and restated its certificate of incorporation and bylaws and changed its name to Par Petroleum Corporation (“Par”). The amended and restated certificate of incorporation contains restrictions that render void certain transfers of the Company stock that involve a holder of five percent or more of its shares. The purpose of this provision is to preserve certain of the Company’s tax attributes including net operating loss carryforwards that the Company believes may have value. Under the amended and restated bylaws, the Company’s board of directors has five members, each of whom was appointed by its stockholders pursuant to a Stockholders’ Agreement entered into on the Emergence Date.

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

Contemporaneously with the consummation of the Contribution Agreement, the Company, through a wholly-owned subsidiary, entered into a Limited Liability Company Agreement with Laramie that governs the operations of Piceance Energy (the “LLC Agreement”).

In addition, Laramie and Piceance Energy entered into a Management Services Agreement pursuant to which Laramie provides certain services to Piceance Energy for a fee of $650,000 per month.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Par Petroleum Corporation and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. Certain of our natural gas and oil activities may be conducted through partnerships and joint ventures. We will include our proportionate share of assets, liabilities, revenues and expenses from these entities in our consolidated financial statements. We do not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.

Our wholly owned primary operating subsidiaries include Par Piceance Energy, LLC, which owns our investment in Piceance Energy (see Note 3), and Texadian Energy, Inc. (formerly known as SEACOR Energy Inc. (“Texadian”)), which we acquired on December 31, 2012 (see Note 4).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Some information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. As a result, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto previously filed with our Annual Report on Form 10-K for the year ended December 31, 2012.

Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, Par adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to the consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the three months ended March 31, 2012 have been omitted. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities.

Cash Equivalents

We consider all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.

Restricted Cash

As of March 31, 2013, restricted cash consisted of amounts held at a commercial bank to support our letter of credit facility totaling approximately $12.5 million (see Note 5). In addition, we have restricted cash of approximately $2.9 million designated to settle bankruptcy matters that is not available for operating activities (see Note 7). During the three months ended March 31, 2013, approximately $6.5 million of restricted cash supporting the letter of credit facility was released to us and is available for general corporate purposes.

Trade Receivables

Texadian’s customers primarily included major independent refining and marketing companies. Customers are required to pay in advance or are granted credit on a short-term basis when credit risks are considered minimal. We routinely review our trade receivables and make provisions for doubtful accounts based on existing customer and economic conditions; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables that are deemed uncollectible are removed from accounts receivable and from the allowance for doubtful accounts when collection efforts have been exhausted. As of March 31, 2013, we had no allowance for doubtful accounts. Most of Texadian’s physical purchases and sales are with the same counterparty so they are settled on a net basis and therefore Texadian’s receivables are recorded net of any corresponding payables. Additionally, we provide an accrual for natural gas and oil sales using the sales method by estimating natural gas and oil volumes and prices for months in which revenues have not been received using production and pricing information provided by the operator.

Inventories

Texadian’s inventories, which consist of in-transit oil, are stated at the lower of cost (using the first-in, first-out method) or market. We record impairments, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

Investment in Unconsolidated Affiliate

Investments in operating entities where we have the ability to exert significant influence, but do not control the operating and financial policies, are accounted for using the equity method. Our share of net income of these entities is recorded as income (loss) from unconsolidated affiliates in the consolidated statements of operations.

Our investment in unconsolidated affiliates consisted of our ownership interest in Piceance Energy (see Note 3).

Assets Held for Sale

As of December 31, 2012, we classified our compressors as held for sale, which were recorded at the lower of cost or estimated net realizable value. On February 20, 2013, these compressors were sold for approximately $2.9 million resulting in a gain of $50,000.

Property and Equipment

We account for our natural gas and oil exploration and development activities using the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Natural gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological or geophysical expenses and delay rentals for natural gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, then evaluated quarterly and charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

Depreciation, depletion and amortization of capitalized acquisition, exploration and development costs is computed using the units-of-production method by individual fields (common reservoirs) using proved producing natural gas and oil reserves amortized as the related reserves are produced. Associated leasehold costs are depleted using the unit-of-production method based on total proved natural gas and oil reserves amortized as the related reserves are produced.

Other property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to 15 years.

Goodwill and Other Intangible Assets

We recorded goodwill as a result of our acquisition of Texadian. Goodwill was attributable to the synergies expected to arise from combining our operations with Texadian’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, as a result of our acquisition of Texadian, we recorded certain other identifiable intangible assets. These intangible assets include relationships with suppliers and shippers and favorable railcar leases. These intangible assets will be amortized over their estimated useful lives on a straight line basis.

Impairment of Goodwill and Long-Lived Assets

Goodwill is not amortized, but is tested for impairment. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors assessed for the reporting unit would include the competitive environments and financial performance of the reporting unit. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a two-step quantitative test is required. If required, we will review the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation uses Level 3 (see Note 6) inputs and includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in a goodwill impairment that could materially adversely impact our financial position or results of operations.

We evaluate the carrying value of our intangible assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When we believe impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of the intangible assets are prepared. If the projections indicate that their carrying values are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Our natural gas and oil assets, including our investment in our unconsolidated affiliate, are reviewed for impairment quarterly or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Estimates of expected future cash flows represent our best estimate based on reasonable and supportable assumptions and projections.

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

Asset Retirement Obligations

Our asset retirement obligations arise from plugging and abandonment liabilities for our natural gas and oil wells.

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

Texadian enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Texadian’s policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should Texadian not designate a contract as a normal purchase or normal sale or should a scheduled delivery under the terms of contract not occur, then these exceptions may require the recording of a derivative.  If derivative accounting treatment is required then these contracts would be recorded at fair value as either an asset or a liability and marked to market each reporting period with changes in fair value being charged to earnings.  As of March 31, 2013, we have elected the normal purchase normal sale exemption for these derivative instruments.   As such, we did not recognize the unrealized gains or losses related to these designated derivative instruments in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for its open contracts that were settled in the first quarter 2013.

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

As a part of the Plan, we issued warrants (see Note 5) that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, our delayed draw term loan facility contains certain puts that are required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reported in earnings.

The carrying value of trade accounts receivable and accounts payable approximates fair value due to their short term nature. Our long-term debt is recorded on the amortized cost basis. We estimate our long term debt’s fair value to be approximately $48.3 million at March 31, 2013 using a discounted cash flow analysis and an estimate of the current yield (15.45%) by reference to market interest rates for term debt of comparable companies which is considered to be a Level 3 fair value measurement (see Note 6).

Accrued Settlement Claims

As of March 31, 2013, we have accrued approximately $5.9 million relating to claims resulting from our bankruptcy (See Note 7). Professional fees relating to the settlement of bankruptcy claims are charged to earnings in the period incurred.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded.

We recognize in the financial statements the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2010, 2011, and 2012. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.

We expect to incur state income tax liabilities as a result of Texadian’s operations.  Texadian operates in states where we have no net operating loss carryovers available to offset taxable income generated within those states.  Accordingly, we have accrued state income tax expense of $650,000 for the three months ended March 31, 2013.

Stock Based Compensation

We recognize the cost of share based payments over the period the employee provides service, generally the vesting period, and includes such costs in general and administrative expense in the statements of operations. The fair value of equity instruments issued to employees is measured on the grant date and recognized over the service period on a straight-line basis.

Revenue Recognition

Natural Gas and Oil

Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue, so that we recognize sales revenue on all natural gas or oil sold to its purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of March 31, 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

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
Texadian earns revenues from the sale and transportation of oil, and the rental of rail cars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer.  Transportation revenues are recognized upon fulfillment of the contract.   Revenues from the rental of railcars are recognized ratably over the lease periods.

Other Income

For the three months ended March 31, 2013, other income totaled approximately $729,000 and consists primarily of a state tax refund totaling approximately $483,000 and a legal settlement of approximately $200,000.

Foreign Currency Transactions

We may, on occasion, enter into transactions denominated in currencies other than our functional currency (“U.S. $”). Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains or losses, net in the accompanying consolidated statements of operations in the period in which the currency exchange rates change.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair value of assets and liabilities recorded under fresh start accounting, fair value of assets and liabilities recorded under purchase accounting, natural gas and oil reserves, bad debts, depletion and impairment of natural gas and oil properties, income taxes and the valuation allowances related to deferred tax assets, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.

(3) Investments in Piceance Energy

We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence, but do not control the operating and financial policies, and as a result, we do not meet the accounting criteria which require us to consolidate the joint venture. The LLC Agreement provides that its sole manager may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of its board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. In addition, Piceance Energy has a $400 million secured revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $140 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of Par Piceance Energy. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.

Piceance Energy holds various commodity hedging instruments to mitigate a portion of the effect of natural gas and oil price fluctuations. The contracts are in the form of costless collars of 15,000 MMBtu/day with floors of an average of $3.37 and ceilings of an average of $4.28 with 5,000 MMBtu/day through March 2014 and 10,000 MMBtu/day  through September 2014, and as well as swaps of 10,000 MMBtu/day for an average price of $3.46 through September 2014. Piceance Energy also holds natural gas gathering and processing contracts for a fixed rate expiring on various dates beginning in 2017 through 2032. Some of our contracts require a minimum throughput commitment.

The change in our equity investment in Piceance Energy is as follows:

Three Months Ended March 31, 2013
(in thousands)

Beginning balance	$104,434
Loss from unconsolidated affiliates	(2,360)
Capitalized drilling costs obligation paid	218

Ending balance	$102,292

Summarized balance sheet information and our share of the equity investment are as follows:

	March 31, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Assets
Cash and equivalents	$1,001	$334
Accounts receivable	4,166	1,389
Prepaids and other assets	447	149

Total current assets	5,614	1,872

Natural gas and oil property, successful efforts method	535,558	178,555
Other real estate and land	14,314	4,772
Office furniture and equipment	3,115	1,039

Total	552,987	184,366
Less: accumulated depletion, depreciation and amortization	(96,097)	(32,039)

Total property and equipment, net	456,890	152,327
Deferred issue costs and other assets, net	904	301

Total assets	$463,408	$154,500

	March 31, 2013
	100%	Our Share
	Unaudited)
	(in thousands)
Liabilities and Members’ Equity
Accounts payable and accrued liabilities	$11,929	$3,977
Natural gas and oil sales payable	1,589	530
Derivative liabilities	2,776	926

Total current liabilities	16,294	5,433

Note payable	89,000	29,672
Asset retirement obligation	2,882	961
Derivative liabilities	1,240	413

Total non-current liabilities	93,122	31,046

Total liabilities	109,416	36,479

Members equity
Members’ equity	365,046	121,706
Accumulated deficit	(11,054)	(3,685)

Total members’ equity	353,992	118,021

Total liabilities and members’ equity	$463,408	$154,500

At March 31, 2013, our members’ equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment recorded on our consolidated balance sheet by approximately $15.7 million. We attribute this difference, which is expected to be permanent, to lack of control and marketability discounts.

Summarized income statement information and our share for the period for which our investment was accounted for under the equity method is as follows:

	Three Months Ended March 31, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Natural gas, oil and natural gas liquids revenues	$13,987	$4,663

Natural gas and oil operating expenses	9,078	3,027
Depletion, depreciation and amortization	6,429	2,143
Management fee	1,950	650
General and administrative	34	11

Total operating expenses	17,491	5,831

Loss from operations	(3,504)	(1,168)
Other income (expense)
Loss from derivatives	(2,868)	(956)
Interest expense and debt issue costs	(697)	(233)
Other expense	(10)	(3)

Total other expense	(3,575)	(1,192)

Net loss	$(7,079)	$(2,360)

(4) Acquisition

On December 31, 2012, we acquired Texadian, an indirect wholly-owned subsidiary of SEACOR Holdings Inc., for $14.0 million plus estimated net working capital of approximately $4.0 million at closing resulting in approximately $18.0 million of cash paid at closing. Texadian operates a oil transportation, distribution and marketing business with significant logistics capabilities. We acquired Texadian in furtherance of our growth strategy that focuses on the acquisition of income producing businesses. The purchase price for the acquisition was funded with a combination of cash and additional borrowings under the Tranche B Loan (see Note 5).

The purchase was accounted for as a business combination in accordance with ASC 805 whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill is defined in ASC 805 as the future economic benefit of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies expected to arise from combining our operations with Texadian’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets. These include relationships with suppliers and shippers and favorable railcar leases. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.

A summary of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Intangible assets	$8,809
Goodwill	7,756
Net non cash working capital	3,631
Deferred tax liabilities	(2,757)

Total, net of cash acquired	$17,439

None of the goodwill or intangible assets are expected to be deductible for income tax reporting purposes.

The results of operations of Texadian are included in our consolidated statement of operations beginning January 1, 2013. We have not presented pro forma results for Predecessor periods as the entities are not comparable.

(5) Debt

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement, (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan. During the three months ended March 31, 2013, we borrowed an additional $8.0 million for general corporate use. As of March 31, 2013, we have approximately $9.0 million available for future borrowings.

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

Collateral. The Loans and all obligations arising under the Loan Agreement are secured by (i) a perfected, first-priority security interest in all of our assets other than our equity interest in Piceance Energy held by Par Piceance Energy Equity, LLC, one of our wholly owned subsidiaries (“Par Piceance Energy Equity”) , pursuant to a pledge and security agreement made by us and certain of our subsidiaries in favor of the Agent, and (ii) a perfected, second-lien security interest in our equity interest in Piceance Energy held by Par Piceance Energy Equity, pursuant to a pledge agreement by Par Piceance Energy Equity in favor of the Agent. The priority of the Lenders’ security interest in our assets is specified in that certain intercreditor agreement (the “Intercreditor Agreement”), among JPMorgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined in the Intercreditor Agreement), the Agent, as administrative agent for the Second Priority Secured Parties (as defined in the Intercreditor Agreement), the Company and Par Piceance Energy Equity.

Guaranty. All of our obligations under the Loan Agreement are unconditionally guaranteed by the Guarantors.

Fees and Commissions. We agreed to pay the Agent an annual nonrefundable administrative fee that was earned in full on the Emergence Date. In addition, we agreed to pay the Lenders a nonrefundable closing fee that was earned in full on the Emergence Date.

Warrants. As consideration for granting the Loans, we have also issued warrants to the Lenders to purchase shares of our common stock as described under “– Warrant Issuance Agreement” below.

Term. All loans and all other obligations outstanding under the Loan Agreement are payable in full on August 31, 2016.

Covenants. The Loan Agreement has no financial covenants that we are required to comply with; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations which we were in compliance with at March 31, 2013.

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

Set forth below are certain of the material terms of the Tranche B Loan:

Interest. At our election, the Tranche B Loan bears interest at a rate equal to 9.75% per annum payable either (i) in cash or (ii) in-kind. At any time after an event of default has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 11.75% and (ii) all interest accrued and accruing will be payable in cash on demand.

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

On April 19, 2013, we entered into a Fourth Amendment to our Loan Agreement (see Note 13).

Letter of Credit Facility

On December 27, 2012, we entered into a letter of credit facility agreement with Compass Bank, as the lender (the “Compass Letter of Credit Facility”). The Compass Letter of Credit Facility, which matures on December 26, 2013, provides for a letter of credit facility in an aggregate principal amount of $30.0 million that is available for the issuance of cash-collateralized standby letters of credit for us or any of our subsidiaries’ account. Letters of credit issued under the Compass Letter of Credit Facility are secured by an amount of cash pledged and delivered by us to Compass equal to one hundred five percent (105%) of the undrawn amount of all outstanding letters of credit. We agreed to pay a letter of credit fee equal to one and one half percent (1.5%) per annum of the stated face amount of each letter of credit for the number of days such letter of credit is to remain outstanding plus standard and customary administrative fees. The Compass Letter of Credit Facility does not contain any financial covenants; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations, which we are in compliance with at March 31 2013.

In connection with the acquisition of Texadian, Compass Bank issued an Irrevocable Standby Letter of Credit in favor of SEACOR Holdings, Inc. in the amount of $11.71 million (the “Irrevocable Standby Letter of Credit”). The Irrevocable Standby Letter of Credit secured SEACOR Holdings, Inc. in the event that either of the following letters of credit is drawn: (i) the letter of credit issued by DNB Bank, ASA in favor of Suncor Energy Marketing Inc., with an original maturity date of February 5, 2013; or (ii) the letter of credit issued by DNB Bank, ASA in favor of Cenovus Energy Marketing Services Limited, with an original maturity date of February 5, 2013. Those letters of credit have been terminated and released.

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

The number of Warrant Shares issued on the Emergence Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Emergence Date by the Bankruptcy Court pursuant to the Plan. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Emergence Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be the sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans. From the Emergence Date through March 31, 2013, we issued an additional 1,925,865 Unresolved Bankruptcy Shares. This entitles the Lenders to receive an additional 125,109 Warrant Shares, for a total of 9,717,234 Warrant Shares, based on the formula described above.

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

Summary

Our debt at March 31, 2013 is as follows (in thousands):

Tranche B Loan, including interest in-kind	$36,764
Delayed Draw Term Loan Agreement, including interest in-kind	21,978
Less: unamortized debt discount – warrants	(5,593)
Less: unamortized debt discount – embedded derivative	(56)

Total debt, net of unamortized debt discount	53,093
Less: current maturities	(36,764)

Long term debt, net of current maturities and unamortized discount	$16,329

For the three months ended March 31, 2013, interest expense totaled approximately $2.9 million consisting of approximately $1.4 million of interest accrued in kind and approximately $24,000 of accretion related to the 3% repayment premium both of which are related to the Loan Agreement, approximately $875,000 related to accretion of the 5% exit fee on the Tranche B Loan and approximately $424,000 related to amortization of the debt discount originating from the warrants and embedded derivative.

(6) Fair Value Measurements

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfer in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied the valuation techniques discussed below for the periods presented. These valuation policies are determined by our Chief Financial Officer, with the assistance of third party experts as needed, and approved by our Chief Executive Officer. They are discussed with our Audit Committee as deemed appropriate. Each quarter, our Chief Financial Officer and Chief Executive Officer update the inputs used in the fair value measurement and internally review the changes from period to period for reasonableness. We use data from peers as well as external sources in the determination of the volatility and risk free rates used in our fair value calculations. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

Assets and Liabilities Measure at Fair Value on a Recurring Basis

Derivative liabilities associated with our debt agreement – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the stock price of $1.42 per share, initial exercise price $0.01, term of 9.42 years, risk free rate of 1.72%, and expected volatility of 75.0%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $1.34 per share, or approximately $12.9 million, as of March 31, 2013. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative is approximately $285,000 as of March 31, 2013 and was estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative.

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of March 31, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile and from third party broker quotes and pricing providers. As of March 31, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts except for contracts treated as normal purchase or normal sale contracts as discussed in our Summary of Significant Accounting Policies.

Our liabilities measured at fair value on a recurring basis as of March 31, 2013 consist of the following (in thousands):

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivatives:
Warrants	$(12,900)	$—	$—	$(12,900)
Embedded derivatives	(285)	—	—	(285)

	$(13,185)	$—	$—	$(13,185)

	Location on Consolidated Balance Sheet	Fair Value at March 31, 2013
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$(12,900)
Embedded derivative	Noncurrent liabilities	$(285)

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Description
Balance, at December 31, 2012	$(10,945)
Purchases, issuances, and settlements	—
Total unrealized losses included in earnings	(2,240)
Transfers	—

Balance, at March 31, 2013	$(13,185)

The following table summarizes the pretax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

	For the three months ended March 31, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(2,000)
Embedded derivatives	Other income (expense)	(240)
Commodities - exchange traded futures	Other income (expense)	104
Commodities - physical forward contracts	Other income (expense)	306

(7) Commitments and Contingencies

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

From the Emergence Date through March 31, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

Shares Reserved for Unsecured Claims

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 106 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for approximately $258,905 in cash and 202,753 shares of stock. Pursuant to the Plan, during the three months ended March 31, 2013, the Recovery Trustee settled an additional 28 claims with an aggregate face amount of $13.3 million for approximately $727,342 in cash and 1,723,111 shares of stock.

As of March 31, 2013, it is estimated that a total of 53 claims totaling approximately $53.9 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. Par believes the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor Company owned a 2.41934% working interest in the unit. In addition, litigation and/or settlement efforts are ongoing with Macquarie Capital (USA) Inc., Swann and Buzzard Creek Royalty Trust, as well as other claim holders.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 544 shares per $1,000 of claim. At March 31, 2013, we have reserved approximately $5.9 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows:

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364,000	—	$—	$—	—	3	$22,364,000
Former Employee Claims	32	16,379,849	13	3,685,253	229,478	202,231	19	12,694,596
Macquarie Capital (USA) Inc.	1	8,671,865	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	—	—	—	—	1	3,200,000
Other Various Claims*	69	23,120,396	12	2,914,859	29,427	522	57	20,205,537

Total	106	$73,736,110	25	$6,600,112	$258,905	202,753	81	$67,135,998

	Three Months Ended March 31, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	—	$—	$—	—	3	$22,364,000
Former Employee Claims	15	12,676,736	329,588	1,614,988	4	17,860
Macquarie Capital (USA) Inc.	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	—	—	—	—	1	3,200,000
Other Various Claims*	13	581,607	397,754	108,123	44	19,623,930

Total	28	$13,258,343	$727,342	1,723,111	53	$53,877,655

*	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

(8) Stockholders’ Equity

Common Stock

During the three months ended March 31, 2013, we issued 1,723,111 shares of our common stock for settlement of bankruptcy claims.

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

On December 31, 2012, a total of 2,191,834 shares of our restricted common stock were granted to members of our Board of Directors and certain key employees. Restricted stock granted to members of our Board of Directors vests in full after one year from the date of grant, while restricted stock granted to employees vests on a pro-rata basis over five years. For the three months ended March 31, 2013, the following activity occurred under our Incentive Plan:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards:
Non vested balance, beginning of period	2,191,834	$1.09
Granted	—	—
Vested	—	—
Forfeited	—	—

Non vested balance, end of period	2,191,834	$1.09

For the three months ended March 31, 2013, we recognized compensation costs of approximately $140,000 related to the restricted stock awards. As of March 31, 2013, there are approximately $2.3 million of total unrecognized compensation costs related to restricted stock awards, which are expected to be recognized on a straight-line basis over a weighted average period of 4.6 years. The grant date fair value was estimated using the previous 20 days average trading price of our common stock.

(9) Income Taxes

Under the Plan, the Company’s prepetition debt securities, primarily prepetition notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. Tax regulations provide that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our NOLs and other “Tax Attributes” after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 and certain prior interest payments on debt converted to equity. The Company’s NOLs have been reduced by approximately $230 million of CODI as a result of emergence from Chapter 11.

Pursuant to the Plan, on the Emergence Date, the existing equity interests of the Predecessor were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of net operating losses and other tax attributes arising before the change that may be used to offset taxable income after the ownership change. We believe however that we will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on our net operating losses; however the net operating losses are eliminated should another ownership change occur within two years. Our amended and restated certificate of incorporation places restrictions upon the ability of the equity interest holders to transfer their ownership in the Company. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at March 31, 2013.

During the three month period ended March 31, 2013, no adjustments were recognized for uncertain tax benefits.

Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue.  Our NOL carry forwards will not always be available to offset taxable income apportioned to the various states.  The states from which Texadian’s revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of Texadian’s operations.  State income tax expense of approximately $650,000 was recognized for the three months ending March 31, 2013.

During 2013 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

(10) Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net loss by the sum of the weighted average number of common shares outstanding, including the non-vested restricted stock,  and the weighted average number of shares issuable under the Warrants, representing 9,592,125 shares (see Note 5 and 6). U.S. GAAP requires the inclusion of these Warrants in the calculation of basic EPS because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net loss attributable to common stockholders	$(4,816)	$(13,463)

Basic weighted-average common stock outstanding	160,203	28,818
Add: dilutive effects of common stock equivalents	—	—

Diluted weighted-average common stock outstanding	160,203	28,818

Basic loss per common share:	$(0.03)	$(0.46)

Diluted loss per common share:	$(0.03)	$(0.46)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Stock issuable upon conversion of convertible notes	—	379
Stock options	—	150
Non-vested restricted stock	—	558

Total potentially dilutive securities	—	1,087

(11) Segment Information

Following our acquisition of Texadian, we have two business segments, (i) natural gas and oil exploration and production and (ii) commodity transportation and marketing. Summarized financial information concerning reportable segments for the three month period ended March 31, 2013 consists of the following:

	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Total
Sales and operating revenues	$1,577	$63,309	$64,886
Operating income (loss)	(5,904)	5,735	(169)
Loss from unconsolidated affiliate	(2,360)	—	(2,360)
Capital expenditures	228	—	228
Depreciation, depletion, amortization and accretion	269	498	767

At March 31, 2013, our reportable segment assets consisted of the following:

	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Total
Current assets	$2,208	$55,359	$57,567
Property and equipment, net	5,570	—	5,570
Investments in unconsolidated affiliates	102,292	—	102,292
Goodwill and other intangible assets, net	—	16,063	16,063
Other long term assets	5	—	5

Totals	$110,075	$71,422	$181,497

Reconciliation of reportable segment assets to our consolidated totals is as follows (in thousands):

March 31, 2013
Total assets for reportable segments	$181,497
Cash and restricted cash not allocated to segments	7,298
Prepaid expenses	347

Total assets	$189,142

(12) Related Party Transactions

Certain of our stockholders who are lenders under the Loan Agreement received Warrants exercisable for shares of common stock in connection with such loan (see Note 5).

(13) Subsequent Events

On April 19, 2013, we entered into a Fourth Amendment to our Loan Agreement (see Note 5).

Set forth below are certain material terms of the Fourth Amendment:

Lender Consent to Compressor Disposition. The Lenders agreed that, in connection with the previous sale of our natural gas compressor assets held for sale (see Note 2) (a) 50% of the net cash proceeds are to be applied to pay (i) first, an amendment fee and (ii) second, to repay the Tranche B Loan in accordance with each Tranche B Lender’s pro rata share, and (ii) 50% of the net cash proceeds are to be retained by us and used for general corporate purposes.

Collateral. The Lenders agreed to the release of their liens and security interests on the assets of Texadian, including a release of any lien on the equity interests of Texadian pledged by us, and a release of Texadian from its guarantee under the Loan Agreement, if necessary. Such releases will only be made in connection with the closing of a definitive trade finance credit facility by Texadian and is subject in all respects to the satisfaction of the conditions to release described in the Fourth Amendment.

Mandatory Prepayment. Net cash proceeds of asset dispositions (other than as a result of a casualty), debt issuances and equity issuances can no longer be invested by us, and must be used to prepay the Loan Agreement, other than net cash proceeds from asset sales for fair market value resulting in no more than $150,000 in net cash proceeds per disposition (or series of related dispositions) and less than $300,000 in aggregate net cash proceeds before the Maturity Date.

Maturity Date. The Lenders agreed to extend the maturity date of the Tranche B Loan to December 31, 2013.

With the execution of the Fourth Amendment, we repaid approximately $1.4 million of the Tranche B Loan.

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, operating strategies; natural gas and oil reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of natural gas and oil; marketing of natural gas and oil; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); anticipated compliance with and impact of laws and regulations; and expected outcomes relating to our bankruptcy proceedings.

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

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In connection with the Plan, Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intended to form a new joint venture called Piceance Energy, LLC (“Piceance Energy”). On June 4, 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the term sheet.

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

Contemporaneously with the consummation of the Contribution Agreement, the Company, through a wholly-owned subsidiary, entered into a Limited Liability Company Agreement with Laramie that governs the operations of Piceance Energy (the “LLC Agreement”). For a description of this agreement, see “– Piceance Energy – Piceance Energy LLC Agreement” below.

In addition, Laramie and Piceance Energy entered into a Management Services Agreement pursuant to which Laramie provides certain services to Piceance Energy for a fee of $650,000 per month.

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

Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, we adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the three months ended March 31, 2012 have been omitted. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities.

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

Piceance Energy, LLC Agreement

In connection with the consummation of the Contribution Agreement, as discussed above, Laramie and Par Piceance Energy Equity LLC, one of our wholly owned subsidiaries (“Par Piceance Energy Equity”), entered into the LLC Agreement. The business of Piceance Energy is to own the natural gas and oil, surface real estate, and related assets formerly owned by Laramie and the Company in Garfield and Mesa Counties, Colorado, or other assets subsequently acquired by Piceance Energy, and to operate such assets. Pursuant to the LLC Agreement, Piceance is managed by Laramie, which controls its day-to-day operations, subject to the supervision of a six-person board, four (4) of which were appointed by Laramie and two (2) of which were appointed by Par Piceance Energy Equity. Certain major decisions require the unanimous consent of the board. The LLC Agreement provides that the sole manager, which is initially Laramie, may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of the board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. The LLC Agreement also contains certain restrictions on transfers by the members of their units. One such restriction provides that in the event one member elects to sell or transfer a majority of its units, the other member may elect to participate in such sale. The LLC Agreement also provides that under certain circumstances, a member desiring to transfer all, but not less than all, of its units may require the other member to participate in such transfer.

Piceance Energy Credit Facility

On June 4, 2012, Piceance Energy entered into a credit facility, (as amended, the “Piceance Energy Credit Facility”), with J.P. Morgan Securities LLC and Wells Fargo Securities LLC, each as an arranger, JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”), and the lenders party thereto. The Piceance Energy Credit Facility is a $400 million secured revolving credit facility secured by a lien on Piceance Energy’s natural gas and oil properties and related assets. Par Piceance Energy Equity and Laramie are each guarantors of the Piceance Energy Credit Facility, with recourse limited to the pledge of the equity interests of Par Piceance Energy Equity and Laramie in Piceance Energy.

Availability under the Piceance Energy Credit Facility is limited to the lesser of (i) $400 million or (ii) the borrowing base in effect from time to time. The initial borrowing base at the Emergence Date was set at $140 million. The borrowing base is determined by the Administrative Agent and the lenders, in their sole discretion, based on customary lending practices, review of the natural gas and oil properties included in the borrowing base, financial review of Piceance Energy, and such other factors as may be deemed relevant. The borrowing base is redetermined (i) on or about March 15 of each year based on the previous December 31 reserve report prepared by an independent engineering firm acceptable to the Administrative Agent, and (ii) on or about September 15 of each year based on the previous June 30 reserve report prepared by Piceance Energy’s internal engineers. The borrowing base was redetermined on March 12, 2013 and set at $140 million. In connection with the consummation of the Contribution Agreement, Piceance Energy borrowed $100 million under the Piceance Energy Credit Facility and distributed approximately $72.6 million of that amount to us and approximately $24.9 million to Laramie. The total amount outstanding under the Piceance Energy Credit Facility of March 31, 2013 is approximately $89.0 million.

The Piceance Energy Credit Facility will mature on June 4, 2016. Amounts borrowed bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.75% per annum for Eurodollar loans and the prime rate plus 0.75% to prime rate plus 1.75% per annum for Base Rate loans, depending upon the ratio of outstanding credit to the borrowing base. The agreement contains customary operational and financial covenants, including a current ratio covenant, a total debt to consolidated EBITDAX covenant and a borrowing base covenant. At March 31, 2013, Piceance Energy was in compliance with all such covenants. Under the terms of the Piceance Energy Credit Facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including Par Piceance Energy Equity.

2012 Operations Overview

During the first eight months of 2012, we focused on our restructuring while operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Our operations consisted of maintaining and operating existing natural gas and oil properties with no significant exploration or drilling activities. Effective August 31, 2012, we emerged from Chapter 11 of the U.S. Bankruptcy Code. Since then, our operations in 2012 primarily consisted of activities related to our minority ownership interest in Piceance Energy and Texadian Energy, Inc. formerly known as Seacor Energy, Inc. (“Texadian”), which we acquired effective December 31, 2012. A discussion of operations for 2013 follows.

Results of Operations

The following discussion and analysis relates to items that have affected the Successor’s results of operations for three months ended March 31, 2013, and the results of operations of the Predecessor for the three months ended March 31, 2012.

Successor three months ended March 31, 2013 compared to Predecessor three months ended March 31, 2012

The 2013 and 2012 periods lack comparability due to the application of fresh start accounting effective August 31, 2012, the contribution of the majority of our natural gas and oil assets to Piceance Energy effective August 31, 2012 and our acquisition of Texadian effective December 31, 2012.

Net Loss. Net loss was approximately $4.8 million, or a loss of $0.03 per diluted common share, for the three months ended March 31, 2013, compared to a net loss of approximately $13.5 million, or a loss of $0.46 per diluted common share, for the three months ended March 31, 2012.

Marketing and Transportation Revenues. For the three months ended March 31, 2013, our marketing and transportation revenues were approximately $63.3 million. There were no such revenues in the three months ended March 31, 2012 due to Texadian being acquired effective December 31, 2012. We currently charter two tows and eight barges. The barges can hold approximately 21,000 to 24,000 barrels of oil depending on river conditions. For the three months ended March 31, 2013, barge revenues were approximately $60.0 million. In addition, we have a pipeline transportation contract which expires in June 2013 from which revenue of approximately $2.1 million was recorded for the three months ended March 31, 2013. In addition, we generated approximately $1.0 million from the lease of 178 rail cars under a lease which expires August 31, 2013.

Natural Gas and Oil Sales. For the three months ended March 31, 2013, natural gas and oil sales were approximately $1.6 million. For the three months ended March 31, 2012, natural gas and oil sales were approximately $9.9 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Marketing and Transportation Expenses. For the three months ended March 31, 2013, our marketing and transportation expenses were approximately $53.8 million. There were no such expenses in the three months ended March 31, 2012 due to Texadian being acquired effective December 31, 2012. Cost of goods sold associated with tow and barge charters were approximately $49.0 million.  Related barge transportation costs were approximately $3.2 million and dock space fees were approximately $300,000. Pipeline tariff expense was approximately $800,000 and railcar lease rental expense was approximately $400,000.

Lease Operating Expense. For the three months ended March 31, 2013, lease operating expense was approximately $1.2 million. For the three months ended March 31, 2012, lease operating expense was approximately $3.7 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Transportation Expense. For the three months ended March 31, 2013, we incurred no transportation expense.   For the three months ended March 31, 2012, transportation expense was approximately $2.5 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Production Taxes. For the three months ended March 31, 2013, production taxes were approximately $4,000. For the three months ended March 31, 2012, production taxes were approximately $297,000. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Depreciation, Depletion, Amortization and Accretion. For the three months ended March 31, 2013, depreciation, depletion, amortization and accretion expense was approximately $767,000. For the three months ended March 31, 2012, depreciation, depletion, amortization and accretion expense was approximately $5.3 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

General and Administrative Expense. For the three months ended March 31, 2013, general and administrative expense was approximately $6.9 million. For the three months ended March 31, 2012, general and administrative expense was approximately $4.0 million. Significant components of general and administrative expense for the three months ended March 31, 2013, include general and administrative expense related to Texadian totaling approximately $3.3 million, professional fees of approximately $1.7 million, professional fees relating to Recovery Trust activities paid through restricted cash of approximately $1.3 million and miscellaneous expense of approximately $600,000.

Loss From Unconsolidated Affiliates. For the three months ended March 31, 2013, our allocated loss from Piceance Energy totaled approximately $2.4 million, which includes a loss of approximately $956,000 from derivative obligations and a loss of approximately $1.1 million from operating activities and the remainder attributable to financing activities. Piceance Energy is expected to continue to have losses in the future until natural gas prices improve.

Interest Expense and Financing Costs. For the three months ended March 31, 2013, our interest expense and financing costs were approximately $2.9 million consisting of interest accrued in kind totaling approximately $1.4 million, amortization of debt discount related to our Loan Agreement totaling approximately $424,000 and accretion of the 5% exit penalty on our Tranche B Loan of approximately $875,000. For the three months ended March 31, 2012, interest expense and financing costs were approximately $2.3 million. The consummation of the Plan on August 31, 2012 resulted in a new capital structure for Par.

Unrealized Loss of Derivative Instruments. For the three months ended March 31, 2013, we recognized an unrealized loss on our embedded derivative and warrant derivative liabilities of approximately $2.3 million due to mark to market adjustments resulting from an increase in the price of our common stock.

Other Income. For the three months ended March 31, 2013, other income totaled approximately $729,000 and consists primarily of a state tax refund totaling approximately $483,000 and a legal settlement of approximately $200,000. Other income for the three months ended March 31, 2012 was not significant.

Income Taxes. For the three months ended March 31, 2013, we recorded a state tax expense of approximately $650,000 due to the operating results of Texadian. We recorded no Federal income tax expense or benefit as we concluded that there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Reorganization Items. For the three months ended March 31, 2012, the Predecessor recognized approximately $5.7 million in professional fees and administrative expenses and a gain on the extinguishment of liabilities of approximately $285,000. There are no reorganization items in periods subsequent to August 31, 2012.

Liquidity and Capital Resources

Prior to our bankruptcy filing, our sources of liquidity and capital resources were cash provided through the issuance of debt and equity securities when market conditions permitted, operating activities, sales of natural gas and oil properties, and borrowings under our credit facilities. During bankruptcy proceedings, our principal sources of liquidity and capital resources were borrowings under the Predecessor’s secured debtor-in-possession credit facility and cash flows from operating activities. As of March 31, 2013, we have access to our Loan Agreement, as described below, under which we had approximately $9.0 million available for future borrowings and unrestricted cash of $14.7 million. Since the Emergence Date, the primary uses of our capital resources have been in the operation of Texadian and natural gas and oil properties, acquisitions, professional fees, and bankruptcy expenses.

Prior to our acquisition of Texadian, our principal asset since the consummation of the Plan and our emergence from bankruptcy was a minority interest in Piceance Energy. Piceance Energy’s primary sources of liquidity are cash from operations and borrowings under the Piceance Energy Credit Facility. Our liquidity is constrained by the restrictions on Piceance Energy’s ability to distribute cash to us under the Piceance Energy Credit Facility, by our need to satisfy our obligations under the Loan Agreement, and by potential capital contributions required to be made by us to Piceance Energy. We expect that the operations of Texadian will provide us with additional liquidity. We also expect to have minimal cash flows from certain assets not contributed to Piceance Energy pursuant to the Contribution Agreement on the Emergence Date.

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

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement, (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan. During the three months ended March 31, 2013, we borrowed an additional $8.0 million for general corporate use.

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

Fees and Commissions. We agreed to pay the Agent an annual nonrefundable administrative fee that was earned in full on the Emergence Date. In addition, we agreed to pay the Lenders a nonrefundable closing fee that was earned in full on the Emergence Date.

Warrants. As consideration for granting the Loans, we have also issued warrants to the Lenders to purchase shares of our common stock as described under “– Warrant Issuance Agreement” below.

Term. All loans and all other obligations outstanding under the Loan Agreement are payable in full on August 31, 2016.

Covenants. The Loan Agreement has no financial covenants that we are required to comply with; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations which we are in compliance with at March 31, 2013.

Amendment to the Loan Agreement – Tranche B Loan

On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian (see “–Capital and Exploration Expenditures” below), the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which the Lenders agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35.0 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian , the Tranche B Loan provides cash collateral for the letter of credit facility with Compass Bank (as described below).

Set forth below are certain of the material terms of the Tranche B Loan:

Interest. At our election, the Tranche B Loan bears interest at a rate equal to 9.75% per annum payable either (i) in cash or (ii) in-kind.

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

Fourth Amendment to the Loan Agreement

On April 19, 2013, we entered into a Fourth Amendment to our Loan Agreement.

Set forth below are certain material terms of the Fourth Amendment:

Lender Consent to Compressor Disposition. The Lenders agreed that, in connection with the previous sale of our natural gas compressor assets held for sale (a) 50% of the net cash proceeds are to be applied to pay (i) first, an amendment fee and (ii) second, to repay the Tranche B Loan in accordance with each Tranche B Lender’s pro rata share, and (ii) 50% of the net cash proceeds are to be retained by us and used for general corporate purposes.

Collateral. The Lenders agreed to the release of their liens and security interests on the assets of Texadian, including a release of any lien on the equity interests of Texadian pledged by us, and a release of Texadian from its guarantee under the Loan Agreement, if necessary. Such releases will only be made in connection with the closing of a definitive trade finance credit facility by Texadian and is subject in all respects to the satisfaction of the conditions to release described in the Fourth Amendment.

Mandatory Prepayment. Net cash proceeds of asset dispositions (other than as a result of a casualty), debt issuances and equity issuances can no longer be invested by us, and must be used to prepay the Loan Agreement, other than net cash proceeds from asset sales for fair market value resulting in no more than $150,000 in net cash proceeds per disposition (or series of related dispositions) and less than $300,000 in aggregate net cash proceeds before the Maturity Date.

Maturity Date. The Lenders agreed to extend the maturity date of the Tranche B Loan to December 31, 2013.

With the execution of the Fourth Amendment, we repaid approximately $1.3 million of the Tranche B Loan.

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

In connection with the acquisition of Texadian, Compass Bank issued an Irrevocable Standby Letter of Credit in favor of SEACOR Holdings, Inc. in the amount of $11.71 million (the “Irrevocable Standby Letter of Credit”). The Irrevocable Standby Letter of Credit secured SEACOR Holdings, Inc. in the event that either of the following letters of credit is drawn: (i) the letter of credit issued by DNB Bank, ASA in favor of Suncor Energy Marketing Inc., with an original maturity date of February 5, 2013; or (ii) the letter of credit issued by DNB Bank, ASA in favor of Cenovus Energy Marketing Services Limited, with an original maturity date of February 5, 2013. Those letters of credit have been terminated and released.

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

The number of Warrant Shares issued on the Emergence Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Emergence Date by the Bankruptcy Court pursuant to the Plan. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Emergence Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be the sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans. From the Emergence Date through March 31, 2013, we issued an additional 1,925,865 Unresolved Bankruptcy Shares. This entitles the Lenders to receive an additional 125,109 Warrant Shares, for a total of 9,717,234 Warrant Shares, based on the formula described above.

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

Cash Flows

	Successor	Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

		(In thousands)
Net cash used in operating activities	$(8,626)	$(3,641)
Net cash provided by (used in) investing activities	$2,622	$(679)
Net cash provided by financing activities	$14,500	$—

Net cash used in operating activities was approximately $8.6 million for the three months ended March 31, 2013 and approximately $3.6 million for the three months ended March 31, 2012. Net cash used in operating activities for the three months ended March 31, 2013 resulted from a net loss of approximately $4.8 million and net cash used by operating assets and liabilities of approximately $13.2 million, partially offset by non-cash charges to operations of approximately $9.5 million. Net cash used by operating activities for the three months ended March 31, 2012 was approximately $3.6 million. The operations of the two periods are not comparable due to the contribution of the majority of our natural gas and oil assets to Piceance Energy and the application of fresh start accounting effective August 31, 2012 and our acquisition of Texadian effective December 31, 2012.

For the three months ended March 31, 2013, net cash provided by investing activities was primarily related to the sale of our assets held for sale of approximately $2.9 million offset by capitalized drilling costs and additions to property and equipment totaling approximately $228,000. Net cash used in investing activities was approximately $679,000 during the three months ended March 31, 2012 and was related to additions to property and equipment.

Net cash provided by financing activities for the three month ended March 31, 2013 was from additional borrowings under our Loan Agreement totaling approximately $8.0 million and the release of approximately $6.5 million from restricted cash held to secure letters of credit. There was no net cash provided by or used in financing activities for the three months ended March 31, 2012.

Capital and Exploration Expenditures

Our capital and exploration expenditures for the three months ended March 31, 2013 totaled approximately $228,000.

Addition capital may be required to maintain our interests at our Point Arguello Unit offshore California, but this is currently unestimatable. Furthermore, we may be required as part of our equity investment in Piceance Energy to contribute up to an aggregate of approximately $20 million if approved by the majority of its board of directors. We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.

On December 31, 2012, we acquired Texadian, an indirect wholly-owned subsidiary of SEACOR Holdings Inc., for approximately $14.0 million plus estimated net working capital of approximately $4.0 million at closing. Texadian operates an oil sourcing, marketing, transportation, distribution and marketing business with significant logistics capabilities in historical pipeline shipping status, a railcar fleet and tow and barge chartering. We acquired Texadian in furtherance of our growth strategy that focuses on the acquisition of income producing businesses.

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

From the Emergence Date through March 31, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 106 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for approximately $258,905 in cash and 202,753 shares of stock. Pursuant to the Plan, during the three months ended March 31, 2013, the Recovery Trustee settled an additional 28 claims with an aggregate face amount of $13.3 million for approximately $727,342 in cash and 1,723,111 shares of stock.

As of March 31, 2013, it is estimated that a total of 53 claims totaling approximately $53.9 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor Company owned a 2.41934% working interest in the unit. In addition, litigation and/or settlement efforts are ongoing with Macquarie Capital (USA) Inc., Swann and Buzzard Creek Royalty Trust, as well as other claim holders.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares of our common stock will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 544 shares per $1,000 of claim. At March 31, 2013, we have a reserve of approximately $5.9 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows:

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364,000	—	$—	$—	—	3	$22,364,000
Former Employee Claims	32	16,379,849	13	3,685,253	229,478	202,231	19	12,694,596
Macquarie Capital (USA) Inc.	1	8,671,865	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	—	—	—	—	1	3,200,000
Other Various Claims*	69	23,120,396	12	2,914,859	29,427	522	57	20,205,537

Total	106	$73,736,110	25	$6,600,112	$258,905	202,753	81	$67,135,998

	Three Months Ended March 31, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	—	$—	$—	—	3	$22,364,000
Former Employee Claims	15	12,676,736	329,588	1,614,988	4	17,860
Macquarie Capital (USA) Inc.	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	—	—	—	—	1	3,200,000
Other Various Claims*	13	581,607	397,754	108,123	44	19,623,930

Total	28	$13,258,343	$727,342	1,723,111	53	$53,877,655

*	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

As of March 31, 2013, Texadian had various agreements to lease railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. Leases generally range in duration of five years or less and contain lease renewal options at fair value.

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 of our unaudited consolidated financial statements included herein. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to fresh start accounting adjustments, natural gas and oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Texadian enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Texadian’s policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should Texadian not designate a contract as a normal purchase or normal sale or should a scheduled delivery under the terms of contract not occur, then these exceptions may require the recording of a derivative.  If derivative accounting treatment is required then these contracts would be recorded at fair value as either an asset or a liability and marked to market each reporting period with changes in fair value being charged to earnings.  As of March 31, 2013, we have elected the normal purchase or normal sale exemption for these derivative instruments.   As such, we did not recognize the unrealized gains or losses related to these designated derivative instruments in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for its open contracts that were settled in the first quarter 2013.

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

As a part of the Plan, we issued warrants (see Note 5) that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, our delayed draw term loan facility contains certain puts that are required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reported in earnings.

Investment in unconsolidated affiliate

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

We evaluate the carrying value of our intangible assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When we believe impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of the intangible assets are prepared. If the projections indicate that their carrying values are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Our natural gas and oil assets, including our investment in our unconsolidated affiliate, are reviewed for impairment quarterly or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Estimates of expected future cash flows represent our best estimate based on reasonable and supportable assumptions and projections.

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfer in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied the valuation techniques discussed below for the periods presented. These valuation policies are determined by our Chief Financial Officer, with the assistance of third party experts as needed, and approved by our Chief Executive Officer. They are discussed with our Audit Committee as deemed appropriate. Each quarter, our Chief Financial Officer and Chief Executive Officer update the inputs used in the fair value measurement and internally review the changes from period to period for reasonableness. We use data from peers as well as external sources in the determination of the volatility and risk free rates used in our fair value calculations. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Derivative liabilities associated with our debt agreement – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the stock price of $1.42 per share, initial exercise price $0.01, term of 9.42 years, risk free rate of 1.72%, and expected volatility of 75.0%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $1.34 per share, or approximately $12.9 million, as of March 31, 2013. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative is approximately $285,000 as of March 31, 2013 and was estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative.

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded crude oil contracts that settled during the period and had no open positions as of March 31, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile and from third party broker quotes and pricing providers. As of March 31, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts except for contracts treated as normal purchase or normal sale contracts as discussed in our Summary of Significant Accounting Policies.

Our liabilities measured at fair value on a recurring basis as of March 31, 2013 consist of the following (in thousands):

	March 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivatives:
Warrants	$(12,900)	$—	$—	$(12,900)
Embedded derivatives	(285)	—	—	(285)

	$(13,185)	$—	$—	$(13,185)

	Location on Consolidated Balance Sheet	Fair Value at March 31, 2013
		(in thousands)
Warrant derivatives	Noncurrent liabilities	$(12,900)
Embedded derivative	Noncurrent liabilities	$(285)

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Description
Balance, at December 31, 2012	$(10,945)
Purchases, issuances, and settlements	—
Total unrealized losses included in earnings	(2,240)
Transfers	—

Balance, at March 31, 2013	$(13,185)

The following table summarizes the pretax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

	For the three months ended March 31, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(2,000)
Embedded derivatives	Other income (expense)	(240)
Commodities - exchange traded futures	Other income (expense)	104
Commodities - physical forward contracts	Other income (expense)	306

Income Taxes

Pursuant to the Plan, on the Emergence Date, the existing equity interests of the Predecessor were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of net operating losses and other tax attributes arising before the change that may be used to offset taxable income after the ownership change. We believe however that it will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on our net operating losses; however the net operating losses are eliminated should another ownership change occur within two years. Our amended and restated certificate of incorporation places restrictions upon the ability of the equity interest holders to transfer their ownership in the Company. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at March 31, 2013.

Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss carry forwards will not always be available to offset taxable income apportioned to the various states. The states from which Texadian’s revenues are derived are not the same states in which our net operating losses were incurred; therefore we expect to incur state tax liabilities on the net income of Texadian’s operations. State income tax expense of approximately $650,000 was recognized for the three months ending March 31, 2013.

We will continue to assess the realizability of its deferred tax assets on a go forward basis taking into account actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

During the three months ended March 31, 2013, no adjustments were recognized for uncertain tax benefits.

Revenue Recognition

Natural Gas and Oil

Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue, so that we recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of March 31, 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

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
Texadian earns revenues from the sale and transportation of oil, and the rental of rail cars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer.  Transportation revenues are recognized upon fulfillment of the contract.   Revenues from the rental of railcars are recognized ratably over the lease periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate and Price Risk

Revenues from our natural gas and oil business are derived from the sale of our natural gas and oil production. Based on projected annual sales volumes for 2013, a 10% decline in the estimated average prices we expect to receive for our natural gas and oil production would have an approximate $0.7 million impact on our estimated 2013 natural gas and oil revenues, or approximately $0.5 million for the remainder of 2013.

Texadian enters and settles positions in various exchange traded commodity swap and future contracts. Texadian also enters into exchange traded positions to protect its inventory balances from market changes. As of March 31, 2013, we had no open positions relating to exchange derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, due to the existence of material weaknesses identified as of December 31, 2012 as discussed below.

Prior to December 31, 2011, the Company filed for voluntary bankruptcy and during the duration of the proceedings, the Company’s ability to maintain effect internal control over financial reporting was weakened due to a high amount of turnover of its accounting staff. Because of the high turnover and low number of accounting personnel available, the Company was not able to timely file its Form 10-K as of December 31, 2011. Management concluded that internal control over financial reporting as of December 31, 2011 was not effective. As of August 31, 2012, the Company emerged from bankruptcy and replaced the operations and financial reporting functions with a new accounting group. During the fourth quarter of 2012, management performed a comprehensive assessment of the design and operating effectiveness of internal control over financial reporting. While performing the review of the design and operating effectiveness of internal control over final reporting, control gaps were identified in internal control and related processes that require remediation to be performed in order for management to conclude that internal control over final reporting is effective in preventing the financial statements and related disclosures from being materially misstated. The internal control gap remediation to be performed by management was not completed as of December 31, 2012. Additionally, while completing our December 31, 2012 year end close process, adjustments were identified relating to the application of fresh start accounting that impacted the amounts, presentation of the financial statements and related disclosures previously reported at September 30, 2012 in our related Form 10-Q. Because of the items mentioned above, management concluded that material weaknesses exist in the operating effectiveness of internal control over financial reporting.

As of March 31, 2013, we believe these material weaknesses remain present and until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. As part of our remediation efforts, we have contracted with experienced financial and accounting consultants to assist with our financial close and other accounting matters and in the preparation of the financial statements and related accounting and reporting disclosures. We are evaluating other remediation alternatives and efforts are in progress, however any contemplated changes to our internal control over financial reporting have not been implemented.

 In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2013, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the Trust for resolution and settlement. See Note 7 to our unaudited consolidated financial statements included herein.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Plan, during the three months ended March 31, 2013, the Recovery Trustee settled an additional 28 claims with an aggregate face amount of $13.3 million for approximately $727,342 in cash and 1,723,111 shares of stock. See Note 7 to our unaudited consolidated financial statements included herein. The Company’s common stock was issued pursuant to Section 1145 of the Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act of 1933, as amended.

As long as any obligations remain outstanding under the Loan Agreement, we are prohibited from paying any dividends.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits are as follows:

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 8, 2012.

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

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

4.6	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 21, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*           Filed herewith.
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

Date: May 14, 2013