Form 10-Q
period 2013-06-30
PAR PETROLEUM CORP/CO
filed 2013-08-14
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-16203

PAR PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1060803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Gessner Road, Suite 875 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

(713) 969-3293
(Registrant’s telephone number, including area code)

1301 McKinney, Suite 2025, Houston, Texas 77010
(Former name, former address and former fiscal year, if changed since last report)

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

Act):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

152,693,842 shares of common stock, $0.01 par value per share, were outstanding as of August 12, 2013.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation (and for periods prior to the reorganization described herein, Delta Petroleum Corporation) and its consolidated subsidiaries unless the context suggests otherwise.

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43,018	$6,185
Restricted cash	318	23,970
Acquisition deposits	40,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $167 at June 30, 2013 and $0 at December 31, 2012, respectively	10,204	17,730
Inventories	10,275	10,466
Prepaid and other current assets	1,474	1,575

Total current assets	105,289	59,926

Property and equipment:
Natural gas and oil properties, at cost, successful efforts method of accounting:
Proved	4,873	4,804
Other	1,439	1,415

Total property and equipment	6,312	6,219
Less accumulated depreciation and depletion	(1,110)	(373)

Net property and equipment	5,202	5,846

Long-term assets:
Investment in unconsolidated affiliate	103,815	104,434
Intangible assets, net	7,805	8,809
Goodwill	8,290	7,756
Assets held for sale	—	2,800
Other long-term assets	7	11

Total long-term assets	119,917	123,810

Total assets	$230,408	$189,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$35,000
Accounts payable	21,508	25,329
Other accrued liabilities	4,434	981
Accrued settlement claims	7,234	8,667

Total current liabilities	33,176	69,977

Long-term liabilities:
Long – term debt, net of current maturities and unamortized discount	91,549	7,391
Derivative liabilities	16,200	10,945
Asset retirement obligations	540	512

Total liabilities	141,465	88,825

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 300,000,000 shares at June 30, 2013 and December 31, 2012, issued 152,678,486 shares and 150,080,927 shares at June 30, 2013 and December 31, 2012, respectively	1,527	1,501
Additional paid-in capital	110,284	108,095
Accumulated deficit	(22,868)	(8,839)

Total stockholders’ equity	88,943	100,757

Total liabilities and stockholders’ equity	$230,408	$189,582

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Revenue:
Marketing and transportation revenues	$32,448	$—
Natural gas and oil sales	2,229	7,703

Total revenues	34,677	7,703

Operating expenses:
Marketing and transportation expenses	29,115	—
Lease operating expense	1,941	3,149
Transportation expense	—	2,794
Production taxes	20	502
Exploration expense	—	1
Depreciation, depletion, amortization and accretion	1,037	4,899
Trust litigation and settlements	3,867	—
General and administrative expense	3,456	3,725

Total operating expenses	39,436	15,070

Income from unconsolidated affiliates	1,495	—

Operating loss	(3,264)	(7,367)

Other income and (expense):
Interest expense and financing costs, net	(2,975)	(2,604)
Other income (expense)	41	(39)
Unrealized loss on derivative instruments	(3,015)	—
Income from unconsolidated affiliates	—	7

Total other expense	(5,949)	(2,636)

Loss before income taxes and reorganization items	(9,213)	(10,003)

Income tax expense	—	—

Loss before reorganization items	(9,213)	(10,003)
Reorganization items
Professional fees and administrative costs	—	5,908
Loss on settlement of liabilities	—	2

Net loss	$(9,213)	$(15,913)

Basic and diluted loss per common share	$(0.06)	$(0.55)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue:
Marketing and transportation revenues	$95,757	$—
Natural gas and oil sales	3,806	17,613

Total revenues	99,563	17,613

Operating expenses:
Marketing and transportation expenses	82,905	—
Lease operating expense	3,175	6,815
Transportation expense	—	5,286
Production taxes	24	799
Exploration expense	—	1
Dry hole costs and impairments	—	1
Depreciation, depletion, amortization and accretion	1,804	10,226
Trust litigation and settlements	5,164	—
General and administrative expense	9,059	7,745

Total operating expenses	102,131	30,873

Loss from unconsolidated affiliates	(865)	—

Operating loss	(3,433)	(13,260)

Other income and (expense):
Interest expense and financing costs, net	(5,871)	(4,862)
Other income (expense)	770	(10)
Realized gain on derivative instruments, net	410	—
Unrealized loss on derivative instruments	(5,255)	—
Income from unconsolidated affiliates	—	9

Total other expense	(9,946)	(4,863)

Loss before income taxes and reorganization items	(13,379)	(18,123)

Income tax expense	(650)	—

Loss before reorganization items	(14,029)	(18,123)
Reorganization items
Professional fees and administrative costs	—	11,635
Gain on settlement of liabilities	—	(383)

Net loss	$(14,029)	$(29,375)

Basic and diluted loss per common share	$(0.09)	$(1.02)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended June 30, 2013
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
	(in thousands)
Balance, December 31, 2012	150,081	$1,501	$108,095	$(8,839)	$100,757
Stock issued to settle bankruptcy claims	1,740	17	1,917	—	1,934
Stock based compensation	857	9	272	—	281
Net loss	—	—	—	(14,029)	(14,029)

Balance, June 30, 2013	152,678	$1,527	$110,284	$(22,868)	$88,943

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net loss	$(14,029)	$(29,375)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion, amortization and accretion	1,804	10,226
Interest, prepayments premiums and exit penalty capitalized into note balance	4,918	1,696
Amortization of deferred financing costs and bond discount	880	—
Gain on sale of assets held for sale	(50)	—
Loss on disposal of other assets	33	126
Stock-based compensation	281	1,895
Unrealized loss on derivative contracts	5,255	—
(Income) loss from unconsolidated affiliates	865	(9)
Professional fees paid through restricted cash related to trust activities	1,226	—
Non cash trust litigation and settlement expenses	3,938	—
Other	—	28
Net changes in operating assets and liabilities:
Trade accounts receivable	7,526	4,585
Deposits and prepaid assets	(99)	(17)
Inventories	191	—
Other assets	4	—
Accounts payable and other accrued liabilities	(913)	(4,594)
Accrued reorganization costs	—	2,285

Net cash provided by (used in) operating activities	11,830	(13,154)

Cash flows from investing activities:
Acquisition deposits	(40,000)	—
Additions to property and equipment	(131)	(420)
Capitalized drilling costs owed to operator	(246)	—
Proceeds from sale of oil and gas properties	—	42
Proceeds from sale of other fixed assets	—	26
Proceeds from sale of assets held for sale	2,850	—

Net cash used in investing activities	(37,527)	(352)

Cash flows from financing activities:
Proceeds from borrowings	44,865	5,000
Repayments of borrowing	(1,335)	—
Release of restricted cash held to secure letters of credit	19,000	—

Net cash provided by financing activities	62,530	5,000

Net increase (decrease) in cash and cash equivalents	36,833	(8,506)
Cash at beginning of period	6,185	12,862

Cash at end of period	$43,018	$4,356

Non cash investing and financing activities and supplemental disclosure of cash paid:
Stock issued to settle bankruptcy claims	$1,934	$—
Cash paid for interest and financing costs	$73	$3,049
Restricted cash used to settle bankruptcy claims	$3,426	$—

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

Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, Par adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to the consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the three and six months ended June 30, 2012 have been omitted. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities.

Cash Equivalents

We consider all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.

Restricted Cash

As of June 30, 2013, restricted cash consisted of approximately $318,000 designated to settle bankruptcy matters that is not available for operating activities (see Note 7). At December 31, 2012, restricted cash included amounts held at a commercial bank to support our letter of credit facility totaling approximately $19.0 million (see Note 5). During the six months ended June 30, 2013, the restricted cash supporting the letter of credit facility was released to us and is available for general corporate purposes.

Trade Receivables

Texadian’s customers primarily included major independent refining and marketing companies. Customers are required to pay in advance or are granted credit on a short-term basis when credit risks are considered acceptable. We routinely review our trade receivables and make provisions for doubtful accounts based on existing customer and economic conditions; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables that are deemed uncollectible are removed from accounts receivable and from the allowance for doubtful accounts when collection efforts have been unsuccessful. As of June 30, 2013, we had no significant allowance for doubtful accounts. Several of Texadian’s physical purchases and sales are with the same counterparty and therefore, they are settled on a net basis and Texadian’s receivables are recorded net of any corresponding payables. Additionally, we provide an accrual for natural gas and oil sales using the sales method by estimating natural gas and oil volumes and prices for months in which revenues have not been received using production and pricing information provided by the operator.

Inventories

Texadian’s inventories, which consist of in-transit oil, are stated at the lower of cost (using the first-in, first-out method) or market. We record impairments, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

Investment in Unconsolidated Affiliate

Investments in operating entities where we have the ability to exert significant influence, but do not control the operating and financial policies, are accounted for using the equity method. Our share of net income (loss) of these entities is recorded as income (loss) from unconsolidated affiliates in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

We recorded goodwill as a result of our acquisition of Texadian. Goodwill was attributable to opportunities expected to arise from combining our operations with Texadian’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, as a result of our acquisition of Texadian, we recorded certain other identifiable intangible assets. These intangible assets include relationships with suppliers and shippers and favorable railcar leases. These intangible assets will be amortized over their estimated useful lives on a straight line basis.

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

Texadian enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Texadian’s policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should Texadian not designate a contract as a normal purchase or normal sale or should a scheduled delivery under the terms of contract not occur, then these exceptions may require the recording of the contract as a derivative.  If derivative accounting treatment is required then these contracts would be recorded at fair value as either an asset or a liability and marked to market each reporting period with changes in fair value being charged to earnings.  As of June 30, 2013, we have elected the normal purchase normal sale exemption for these contracts.   As such, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for our open contracts that were settled in the first quarter 2013.

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

The carrying value of trade accounts receivable and accounts payable approximates fair value due to their short term nature. Our long-term debt is recorded on the amortized cost basis. We estimate our long term debt’s fair value to be approximately $80.7 million at June 30, 2013 using a discounted cash flow analysis and an estimate of the current yield (5.72%) by reference to market interest rates for term debt of comparable companies which is considered to be a Level 3 fair value measurement (see Note 6).

Accrued Settlement Claims

As of June 30, 2013, we have accrued approximately $7.2 million relating to claims resulting from our bankruptcy (See Note 7). Professional fees relating to the settlement of bankruptcy claims are charged to earnings in the period incurred.

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

We expect to incur state income tax liabilities as a result of Texadian’s operations.  Texadian operates in states where we have no net operating loss carryovers available to offset taxable income generated within those states.  Accordingly, we have accrued state income tax expense of approximately $0 and $650,000 for the three and six months ended June 30, 2013, respectively.

Stock Based Compensation

We recognize the cost of share based payments over the period the employee provides service, generally the vesting period, and includes such costs in general and administrative expense in the statements of operations. The fair value of equity instruments issued to employees is measured on the grant date and recognized over the service period on a straight-line basis.

Revenue Recognition

Natural Gas and Oil

Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue and recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of June 30, 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

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

Texadian earns revenues from the sale and transportation of oil and the rental of rail cars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer.  Transportation revenues are recognized when title passes to the customer, which is when risk of ownership transfers to the purchaser, and physical delivery occurs.   Revenues from the rental of railcars are recognized ratably over the lease periods.

Other Income

For the six months ended June 30, 2013, other income totaled approximately $770,000 and consists primarily of a state tax refund totaling approximately $483,000 and a legal settlement of approximately $200,000.

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

(3) Investments in Piceance Energy

We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence, but do not control the operating and financial policies, and as a result, we do not meet the accounting criteria which require us to consolidate the joint venture. The LLC Agreement provides that its sole manager may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of its board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. In addition, Piceance Energy has a $400 million secured revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $140 million.  As of June 30, 2013, the balance outstanding on the revolving credit facility was approximately $91.0 million.  We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of Par Piceance Energy. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.

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

The change in our equity investment in Piceance Energy is as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)

Beginning balance	$102,292	$104,434
Income (loss) from unconsolidated affiliates	1,495	(865)
Capitalized drilling costs obligation paid	28	246

Ending balance	$103,815	$103,815

Summarized balance sheet information and our share of the equity investment are as follows:

	June 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Assets
Cash and equivalents	$35	$12
Accounts receivable	3,972	1,324
Prepaids and other assets	1,661	554

Total current assets	5,668	1,890

Natural gas and oil property, successful efforts method of accounting	544,266	181,458
Other real estate and land	14,314	4,772
Office furniture and equipment	3,116	1,039

Total	561,696	187,269
Less: accumulated depletion, depreciation and amortization	(100,329)	(33,450)

Total property and equipment, net	461,367	153,819
Deferred issue costs and other assets, net	1,026	342

Total assets	$468,061	$156,051

	June 30, 2013
	100%	Our Share
	Unaudited)
	(in thousands)
Liabilities and Members’ Equity
Accounts payable and accrued liabilities	$13,285	$4,428
Natural gas and oil sales payable	1,780	595
Derivative liabilities	397	132

Total current liabilities	15,462	5,155

Note payable	91,000	30,339
Asset retirement obligations	2,920	974
Derivative liabilities	204	68

Total non-current liabilities	94,124	31,381

Total liabilities	109,586	36,536

Members equity
Members’ equity	365,046	121,706
Accumulated deficit	(6,571)	(2,191)

Total members’ equity	358,475	119,515

Total liabilities and members’ equity	$468,061	$156,051

At June 30, 2013, our members’ equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment recorded on our consolidated balance sheet by approximately $15.7 million. We attribute this difference, which is expected to be permanent, to lack of control and marketability discounts.

Summarized income statement information and our share for the period for which our investment was accounted for under the equity method is as follows:

	Three Months Ended June 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Natural gas, oil and natural gas liquids revenues	$15,467	$5,157

Natural gas and oil operating expenses	7,222	2,408
Depletion, depreciation and amortization	4,232	1,411
Management fee	1,950	650
General and administrative	382	128

Total operating expenses	13,786	4,597

Income from operations	1,681	560
Other income (expense)
Income from derivatives	3,587	1,196
Interest expense and debt issue costs	(724)	(241)
Other expense	(61)	(20)

Total other income (expense)	2,802	935

Net income	$4,483	$1,495

	Six Months Ended June 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Natural gas, oil and natural gas liquids revenues	$29,454	$9,820

Natural gas and oil operating expenses	14,744	4,916
Depletion, depreciation and amortization	10,661	3,554
Management fee	3,900	1,300
General and administrative	1,973	658

Total operating expenses	31,278	10,428

Loss from operations	(1,824)	(608)
Other income (expense)
Income from derivatives	720	240
Interest expense and debt issue costs	(1,421)	(473)
Other expense	(71)	(24)

Total other expense	(772)	(257)

Net loss	$(2,596)	$(865)

(4) Acquisitions

SEACOR Energy, Inc

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

The purchase was accounted for as a business combination in accordance with ASC 805 whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill is defined in ASC 805 as the future economic benefit of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to opportunities expected to arise from combining our operations with Texadian’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets. These include relationships with suppliers and shippers and favorable railcar leases. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.

A summary of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Intangible assets	$8,809
Goodwill	8,290
Net non cash working capital	3,097
Deferred tax liabilities	(2,757)

Total, net of cash acquired	$17,439

None of the goodwill or intangible assets are expected to be deductible for income tax reporting purposes.

The results of operations of Texadian are included in our consolidated statement of operations beginning January 1, 2013. We have not presented pro forma results for Predecessor periods as the entities are not comparable.

Membership Interest Purchase Agreement – Tesoro Corporation

On June 17, 2013 (the “Execution Date”), our wholly-owned subsidiary, Hawaii Pacific Energy, LLC ("Hawaii Pacific Energy"), entered into a membership interest purchase agreement (the “Purchase Agreement”) with Tesoro Corporation, (the “Seller”) and solely for the purpose set forth in the Purchase Agreement, Tesoro Hawaii, LLC (“Tesoro Hawaii”). Pursuant to the Purchase Agreement, Hawaii Pacific Energy will purchase from the Seller all of the issued and outstanding units representing the membership interests in Tesoro Hawaii (the “Purchased Units”), and indirectly thereby also acquiring Tesoro Hawaii’s wholly owned subsidiary, Smiley’s Super Service, Inc. Tesoro Hawaii owns and operates (i) a petroleum refinery located at the Campbell Industrial Park in Kapolei, Hawaii (the “Refinery”), (ii) certain pipeline assets, floating pipeline mooring equipment, and refined products terminals, and (iii) retail assets selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii.

Set forth below are certain material terms of the Purchase Agreement:

Purchase Price and Earnout Payments: Hawaii Pacific Energy has agreed to purchase the Purchased Units for $75.0 million, payable in cash at the closing of the Purchase Agreement, plus or minus adjustments for net working capital, plus adjustments for inventories at closing and plus certain contingent earnout payments of up to $40.0 million. The earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of Tesoro Hawaii in excess of $165.0 million during such calendar years, with an annual cap of $20.0 million. In the event that the Refinery ceases operations or in the event Hawaii Pacific Energy disposes of any facility used in the acquired business, Hawaii Pacific Energy's obligation to make earnout payments could be modified and/or accelerated as provided in the Purchase Agreement.

Deposit: As consideration for the Seller’s entry into the Purchase Agreement, Hawaii Pacific Energy made a deposit against the purchase price for the Purchased Units of $25.0 million (the “Deposit”). The Deposit will be returned to Hawaii Pacific Energy in the event that the Purchase Agreement is terminated (i) by the mutual agreement of the parties thereto, (ii) in the event of certain breaches by the Seller of the representations, warranties and covenants contained in the Purchase Agreement, and (iii) following a casualty event with an estimated cost of greater than $20.0 million; provided, however, in a casualty event the amount to be returned is reduced by the amount of losses sustained by Seller in the Refinery startup (as described below), including crude purchases.

Refinery Startup Activities: Prior to the Execution Date, the Seller had commenced activities to shutdown the Refinery and to convert it into an import terminal. The Purchase Agreement contains certain pre-closing covenants, including covenants related to the startup of operations at the Refinery (the “Refinery Startup Activities”). The expenses associated with the Refinery Startup Activities are currently estimated to be $27.0 million (the “Startup Expenses”). Pursuant to the terms of the Purchase Agreement, Hawaii Pacific Energy made a deposit of $15.0 million for the Startup Expenses within seven days of the Execution Date.  The next $5.0 million of Startup Expenses will be borne by the Seller, with all Startup Expenses in excess of $20.0 million to be borne by Hawaii Pacific Energy. Due to the Startup Expenses exceeding $20.0 million, Hawaii Pacific Energy made an additional deposit of $7.0 million for the Startup Expenses on August 5, 2013.  In addition, Hawaii Pacific Energy funded $2.3 million on July 23, 2013 for a major overhaul of a gas turbine engine used in the operations of the refinery's steam cogeneration.  The Seller draws upon the deposit as expenses are incurred.

The closing of the Purchase Agreement is subject to certain customary closing conditions, and contains customary representations, warranties, covenants, indemnifications and guarantees typical for a transaction of this type. The closing of the Purchase Agreement is also conditioned upon (i) the Seller’s completion of the Refinery Startup Activities in all material respects and the delivery of an operational Refinery, (ii) the Seller’s provision of certain operational software for the benefit of Hawaii Pacific Energy, and (iii) the provision by us to the Seller of reasonable confirmation that Hawaii Pacific Energy's adjusted net worth immediately prior to the closing of the Purchase Agreement shall equal or exceed $150 million. The closing of the Purchase Agreement will take place on the second business day following the satisfaction of the closing conditions contained in the Purchase Agreement, or on such other date to which the parties thereto may mutually agree.  As of June 30, 2013, Hawaii Pacific Energy has made advances for the Deposit and Startup Expenses totaling $40.0 million, which are reflected as Acquisition Deposits on our consolidated balance sheet. On August 5, 2013, Hawaii Pacific Energy made an additional deposit for Start Up Expenses totaling $7.0 million.

Financing Commitments

In connection with Hawaii Pacific Energy's entry into the Purchase Agreement and to finance the operations of the business of Tesoro Hawaii after the acquisition, we obtained commitment letters to enter into financing arrangements and commodity swap transactions with certain third party lenders or counterparties, including (i) crude oil supply and intermediation arrangements (involving the purchase, storage, transport, logistics, and related exchange mechanism necessary to facilitate delivery and processing of crude oil and refined product inventory at the Refinery), and (ii) a senior secured asset-based credit facility of up to $125.0 million.

Private Offering Commitment

In connection with Hawaii Pacific Energy's entry into the Purchase Agreement, we obtained a binding commitment from a group of accredited investors pursuant to which the investors will purchase in the aggregate $200.0 million of our common stock, in a private placement, at a price of $1.39 per share, pursuant to the exemptions from registration provided in the Securities Act of 1933, as amended.

 (5) Debt

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement, (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan.  During the three months ended March 31, 2013, we borrowed $8.0 million and an additional $9.0 million during the three months ended June 30, 2012 for a total of $17.0 million for general corporate use.  As of June 30, 2013, we have no capacity for future borrowings under this Loan Agreement.

Below are certain of the material terms of the Loan Agreement:

Interest. At our election, any Loans will bear interest at a rate equal to 9.75% per annum payable either (i) in cash, quarterly, in arrears at the end of each calendar quarter or (ii) in-kind, accruing quarterly. In addition, all repayments made under the Loan Agreement will be charged a minimum of a 3% repayment premium. Accordingly, we will accrue amounts due for the minimum repayment premium over the term of loan using the effective interest method.

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

In addition to the above described prepayment premium, we will pay an additional repayment premium equal to the percentage of the principal repaid during the following periods:

Period	Repayment Premium
From the Emergence Date through the first anniversary of the Emergence Date	3%
From the day after the first anniversary of the Emergence Date through the second anniversary of the Emergence Date	2%

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

Covenants. The Loan Agreement has no financial covenants that we are required to comply with; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations which we were in compliance with at June 30, 2013.

Amendment to the Loan Agreement—Tranche B Loan

On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian Energy, the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which certain lenders (the “Tranche B Lenders”) agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35.0 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian, the Tranche B Loan provided cash collateral for the Letter of Credit Facility with Compass Bank (as described below).

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

On June 4, 2013, we entered into a Fifth Amendment to our Loan Agreement allowing us to form a subsidiary, Hawaii Pacific Energy LLC, in furtherance of our acquisition of Tesoro Hawaii.

On June 12, 2013, we entered into a Sixth Amendment to our Loan Agreement.

Set forth below are certain material terms of the Sixth Amendment:

Pledge of Equity Interests. We are expressly permitted to pledge our equity interests in Texadian to secure the loans and other obligations of Texadian and Texadian Canada under the Uncommitted Credit Agreement (as described below).

Capital Contributions. We are permitted to make up to an aggregate amount of $5 million of capital contributions and/or loans to Texadian per year.

In connection with Hawaii Pacific Energy's entry into the Purchase Agreement, on June 17, 2013, we entered into a Seventh Amendment to the Loan Agreement.

Set forth below are certain of the material terms of the Seventh Amendment:

Lender Consent to Purchase Agreement. The Lenders consented to the execution of the Purchase Agreement by Hawaii Pacific Energy, and the performance of Hawaii Pacific Energy's obligations thereunder.

Lender Consent to Refinery Startup Reimbursement. The Lenders consented to the payment by Hawaii Pacific Energy of a cash deposit of up to $25 million, in addition to the reimbursement obligations specified in the Purchase Agreement in connection with the Refinery Startup Activities.

Lender Consent to the Consummation of the Acquisition of Tesoro Hawaii. The Lenders consented to our use of any advance under the Loan Agreement to consummate the acquisition of Tesoro Hawaii pursuant to the Purchase Agreement.

Lender Consent to Purchase Agreement Guaranty. The Lenders consented to the execution of our guaranty of certain obligations under the Purchase Agreement.

On June 24, 2013, we entered into an Eighth Amendment to our Loan Agreement, pursuant to which the Lenders agreed to refinance and replace the Tranche B Loans outstanding immediately prior to the Eighth Amendment with new Tranche B Loans in the aggregate principal amount of $65.0 million (the “New Tranche B Loans”). The proceeds from the New Tranche B Loans were applied to prepay in full the Existing Tranche B Loans, to make payments due under the Purchase Agreement, to consummate acquisitions permitted under the Loan Agreement and for working capital and general corporate purposes.

Set forth below are certain of the material terms of the New Tranche B Loans:

Interest. The New Tranche B Loans will bear interest (a) through September 29, 2013 at a rate equal to 9.75% per annum payable, at our election, either (i) in cash or (ii) in-kind, and (b) from and after September 29, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.

At any time after an event of default has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 2% plus the rate otherwise applicable and (ii) all interest accrued and accruing will be payable in cash on demand.

Prepayment. We may prepay the New Tranche B Loans at any time, provided that any prepayment is in an integral multiple of $100,000 and not less than $100,000 or, if less, the outstanding principal amount of the New Tranche B Loans. Amounts to be applied to prepayment of New Tranche B Loans shall be applied (i) first, towards payment of interest then outstanding and fees then due, and (ii) second, towards payment of principal then outstanding.

Collateral. The New Tranche B Loans are secured by a lien on substantially all of our assets and our subsidiaries, excluding Texadian, Texadian Energy Canada Limited (“Texadian Canada”), certain of our immaterial subsidiaries, and Hawaii Pacific Energy, LLC.

Guaranty. All our obligations under the New Tranche B Loans are unconditionally guaranteed by the Guarantors.

Fees and Commissions. We agreed to pay the New Tranche B Lenders a nonrefundable exit fee equal to 2.5% of the aggregate amount of the New Tranche B Loans. The exit fee is earned in full and payable on the maturity date of the Tranche B Loans or, if earlier, the date on which the New Tranche B Loans are paid in full. Accordingly, we will accrete amounts due for the nonrefundable exit fee over the term of loan using the effective interest method.

Maturity Date. The New Tranche B Loans mature and are payable in full on August 31, 2016.

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly owned subsidiary Texadian Canada entered into an uncommitted credit agreement with BNP Paribas, as the initial lender party thereto, and BNP Paribas, as the administrative agent and collateral agent for the lenders and as an issuing bank (the “Uncommitted Credit Agreement”). The Uncommitted Credit Agreement provides for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50.0 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero.  As of June 30, 2013, Texadian was in compliance with these covenants.

Letter of Credit Facility

On December 27, 2012, we entered into a letter of credit facility agreement with Compass Bank, as the lender (the “Compass Letter of Credit Facility”). The Compass Letter of Credit Facility, which matures on December 26, 2013, provides for a letter of credit facility in an aggregate principal amount of $30.0 million that is available for the issuance of cash-collateralized standby letters of credit for us or any of our subsidiaries’ account. Letters of credit issued under the Compass Letter of Credit Facility are secured by an amount of cash pledged and delivered by us to Compass equal to one hundred five percent (105%) of the undrawn amount of all outstanding letters of credit. We agreed to pay a letter of credit fee equal to one and one half percent (1.5%) per annum of the stated face amount of each letter of credit for the number of days such letter of credit is to remain outstanding plus standard and customary administrative fees. The Compass Letter of Credit Facility does not contain any financial covenants; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations. As of June 30, 2013, the Compass Letter of Credit Facility has been terminated.

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

The number of Warrant Shares issued on the Emergence Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Emergence Date by the Bankruptcy Court pursuant to the Plan. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Emergence Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be the sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans. From the Emergence Date through June 30, 2013, we issued an additional 1,942,272 Unresolved Bankruptcy Shares. This entitles the Lenders to receive an additional 126,175 Warrant Shares, for a total of 9,718,300 Warrant Shares, based on the formula described above.

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

Summary

Our debt at June 30, 2013 is as follows (in thousands):

New Tranche B Loan, including interest in-kind	$65,179
Delayed Draw Term Loan Agreement, including interest in-kind	31,564
Less: unamortized debt discount – warrants and embedded derivative	(5,194)

Total debt, net of unamortized debt discount	91,549
Less: current maturities	—

Long term debt, net of current maturities and unamortized discount	$91,549

Interest and financing costs consists of the following:
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)

Interest accrued in kind	$1,494	$3,012
Interest for Texadian credit agreements	18	73
Accretion of 3% repayment premium on the Delayed Draw Term Loan Agreement	24	48
Accretion of 5% exit fee on the Tranche B Loan	875	1,750
Accretion of 2.5% exit fee on the New Tranche B Loan	108	108
Amortization of debt discount relating to the warrants and embedded derivative	456	880

Interest and financing costs, net	$2,975	$5,871

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

Assets and Liabilities Measure at Fair Value on a Recurring Basis

Derivative liabilities associated with our debt agreement – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the stock price of $1.63 per share, initial exercise price $0.01, term of 9.17 years, risk free rate of 2.44%, and expected volatility of 75.29%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $1.67 per share, or approximately $16.2 million, as of June 30, 2013. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative is estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. As of June 30, 2013, we do not believe that there is any probability of us repaying the loan prior to maturity; accordingly, we have concluded that the embedded derivative has no value.

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of June 30, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers. As of June 30, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts except for contracts treated as normal purchase or normal sale contracts as discussed in our Summary of Significant Accounting Policies.

Our liabilities measured at fair value on a recurring basis as of June 30, 2013 consist of the following (in thousands):

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivatives:
Warrants	$(16,200)	$—	$—	$(16,200)
Embedded derivatives	—	—	—	—

	$(16,200)	$—	$—	$(16,200)

	Location on Consolidated Balance Sheet	Fair Value at June 30, 2013
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$(16,200)
Embedded derivative	Noncurrent liabilities	$—

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Description
Balance, at December 31, 2012	$(10,945)
Purchases, issuances, and settlements	—
Total unrealized losses included in earnings	(5,255)
Transfers	—

Balance, at June 30, 2013	$(16,200)

The following table summarizes the pretax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

	For the three months ended June 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(3,300)
Embedded derivatives	Other income (expense)	285
Commodities - exchange traded futures	Other income (expense)	—
Commodities - physical forward contracts	Other income (expense)	—

	For the six months ended June 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(5,300)
Embedded derivatives	Other income (expense)	45
Commodities - exchange traded futures	Other income (expense)	104
Commodities - physical forward contracts	Other income (expense)	306

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

On September 19, 2012, the Wapiti Trust settled all causes of action against Wapiti Oil & Gas, LLC (“Wapiti Oil & Gas”). Wapiti Oil & Gas made a one-time cash payment in the amount of $1.5 million to the Wapiti Trust, as consideration for the release of claims against it. These proceeds were then distributed to us, along with funds remaining from the initial funding of the Wapiti Trust of approximately $1.0 million. Further distributions are not anticipated from the Wapiti Trust and the Wapiti Trust is anticipated to be liquidated during 2013.

The General Trust is pursuing all bankruptcy causes of action not otherwise vested in the Wapiti Trust, claim objections and resolutions, and all other responsibilities for winding-up the bankruptcy. The General Trust is overseen by a three person General Trust Oversight Board and our former Chief Executive Officer is the trustee. Costs, expenses and obligations incurred by the General Trust are charged against assets in the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the recovery trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary for each of the Recovery Trusts, subject to the terms of the respective trust agreements and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.

From the Emergence Date through June 30, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

Shares Reserved for Unsecured Claims

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 106 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for $258,905 in cash and 202,753 shares of common stock.  Pursuant to the Plan, during the six months ended June 30, 2013, the Recovery Trustee settled an additional 41 claims with an aggregate face amount of $17.0 million for approximately $2.7 million in cash and 1,739,519 shares of common stock.

As of June 30, 2013, it is estimated that a total of 40 claims totaling approximately $50.2 million remain to be resolved by the

Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor Company owned a 2.41934% working interest in the unit. In addition, litigation and/or settlement efforts are ongoing with Macquarie Capital (USA) Inc., as well as other claim holders.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 544 shares per $1,000 of claim. At June 30, 2013, we have reserved approximately $7.2 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows:

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364,000	—	$—	$—	—	3	$22,364,000
Former Employee Claims	32	16,379,849	13	3,685,253	229,478	202,231	19	12,694,596
Macquarie Capital (USA) Inc.	1	8,671,865	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	—	—	—	—	1	3,200,000
Other Various Claims*	69	23,120,396	12	2,914,859	29,427	522	57	20,205,537

Total	106	$73,736,110	25	$6,600,112	$258,905	202,753	81	$67,135,998

	For the Six Months Ended June 30, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount

U.S. Government Claims	—	$—	$—	—	3	$22,364,000
Former Employee Claims	19	12,694,596	339,588	1,614,988	—	—
Macquarie Capital (USA) Inc.	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	2,000,000	—	—	—
Other Various Claims*	21	1,075,493	397,753	124,531	36	19,130,044

Total	41	$16,970,089	$2,737,341	1,739,519	40	$50,165,909

*	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

Other

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

As of June 30, 2013, Texadian had various agreements to lease railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. Leases generally range in duration of five years or less and contain lease renewal options at fair value.

 (8) Stockholders’ Equity

Common Stock

During the six months ended June 30, 2013, we issued approximately 1,740,000 shares of our common stock for settlement of bankruptcy claims and approximately 855,000 shares of restricted common stock to certain key employees.

Incentive Plan

On December 20, 2012, our Board of Directors (the “Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Board, or a committee of the Board, may issue up to 16 million shares of our common stock, or incentive stock options, nonstatutory stock options or restricted stock to our employee or directors, or other individuals providing services to us. In general, the terms of any award issue will be determined by the committee upon grant.

On December 31, 2012, a total of 2,191,834 shares of our restricted common stock were granted to members of the Board of Directors and certain key employees. During the six months ended June 30, 2013, an additional 854,493 shares of our restricted stock were granted to certain key employees. Restricted stock granted to members of the Board vests in full after one year from the date of grant, while most restricted stock granted to employees vests on a pro-rata basis over five years. For the six months ended June 30, 2013, the following activity occurred under our Incentive Plan:

	Shares	Weighted-Average Grant Date Fair Value
Stock Awards:
Non vested balance, beginning of period	2,191,834	$1.09
Granted	854,493	1.63
Vested	—	—
Forfeited	—	—

Non vested balance, end of period	3,046,327	$1.24

For the three and six months ended June 30, 2013, we recognized compensation costs of approximately $140,000 and $281,000, respectively, related to the restricted stock awards. As of June 30, 2013, there are approximately $3.5 million of total unrecognized compensation costs related to restricted stock awards, which are expected to be recognized on a straight-line basis over a weighted average period of 4.5 years. The grant date fair value was estimated using the previous 20 days average trading price of our common stock.

(9) Income Taxes

Under the Plan, our prepetition debt securities, primarily prepetition notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. Tax regulations provide that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our NOLs and other “Tax Attributes” after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 and certain prior interest payments on debt converted to equity. Our NOLs have been reduced by approximately $230 million of CODI as a result of emergence from Chapter 11.

Pursuant to the Plan, on the Emergence Date, the existing equity interests of the Predecessor were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of net operating losses and other tax attributes arising before the change that may be used to offset taxable income after the ownership change. We believe however that we will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on our net operating losses; however the net operating losses are eliminated should another ownership change occur within two years. Our amended and restated certificate of incorporation places restrictions upon the ability of the equity interest holders to transfer their ownership in us. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at June 30, 2013.

During the three and six month periods ended June 30, 2013, no adjustments were recognized for uncertain tax benefits.

Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue.  Our NOL carry forwards will not always be available to offset taxable income apportioned to the various states.  The states from which Texadian’s revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of Texadian’s operations.  State income tax expense of approximately $0 and $650,000 was recognized for the three and six months ending June 30, 2013, respectively.

During 2013 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

(10) Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net loss by the sum of the weighted average number of common shares outstanding, and the weighted average number of shares issuable under the Warrants, representing 9,718,300 shares (see Note 5 and 6). U.S. GAAP requires the inclusion of these Warrants in the calculation of basic EPS because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the computation as these shares are not considered earned until vesting. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net loss attributable to common stockholders	$(9,213)	$(15,913)

Basic weighted-average common stock outstanding	159,349	28,806
Add: dilutive effects of common stock equivalents	—	—

Diluted weighted-average common stock outstanding	159,349	28,806

Basic loss per common share:	$(0.06)	$(0.55)

Diluted loss per common share:	$(0.06)	$(0.55)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Stock issuable upon conversion of convertible notes	—	379
Stock options	—	150
Non-vested restricted stock	3,046	558

Total potentially dilutive securities	3,046	1,087

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net loss attributable to common stockholders	$(14,029)	$(29,375)

Basic weighted-average common stock outstanding	158,684	28,812
Add: dilutive effects of common stock equivalents	—	—

Diluted weighted-average common stock outstanding	158,684	28,812

Basic loss per common share:	$(0.09)	$(1.02)

Diluted loss per common share:	$(0.09)	$(1.02)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Stock issuable upon conversion of convertible notes	—	379
Stock options	—	150
Non-vested restricted stock	3,046	558

Total potentially dilutive securities	3,046	1,087

(11) Segment Information

Following our acquisition of Texadian, we have two business segments, (i) natural gas and oil exploration and production and (ii) commodity transportation and marketing. Summarized financial information concerning reportable segments consists of the following (in thousands):

For the three months ended June 30, 2013:	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Trust Litigation and Settlements	Total
Sales and operating revenues	$2,229	$32,448	$—	$34,677
Operating income (loss)	(1,513)	2,116	(3,867)	(3,264)
Income from unconsolidated affiliate	1,495	—	—	1,495
Capital expenditures	110	39	—	149
Depreciation, depletion, amortization and accretion	504	533	—	1,037

For the six months ended June 30, 2013:	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Trust Litigation and Settlements	Total
Sales and operating revenues	$3,806	$95,757	$—	$99,563
Operating income (loss)	(6,120)	7,851	(5,164)	(3,433)
Loss from unconsolidated affiliate	(865)	—	—	(865)
Capital expenditures	338	39	—	377
Depreciation, depletion, amortization and accretion	773	1,031	—	1,804

At June 30, 2013, our reportable segment assets consisted of the following (in thousands):

	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Trust Litigation and Settlements	Total
Current assets	$2,551	$44,560	$318	$47,429
Property and equipment, net	5,163	39	—	5,202
Investments in unconsolidated affiliates	103,815	—	—	103,815
Goodwill and other intangible assets, net	—	16,095	—	16,095
Other long term assets	7	—	—	7

Totals	$111,536	$60,694	$318	$172,548

Reconciliation of reportable segment assets to our consolidated totals is as follows (in thousands):

June 30, 2013
Total assets for reportable segments	$172,548
Cash and restricted cash not allocated to segments	17,441
Acquisition deposits	40,000
Prepaid expenses	419

Total assets	$230,408

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

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, operating strategies; natural gas and oil reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of natural gas and oil; marketing of natural gas and oil; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); anticipated compliance with and impact of laws and regulations; and the outcome of the bankruptcy and claims allowance proceedings and other affirmative recoveries sought.

These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•	we may be unable to achieve the benefits expected in the transactions contemplated by the acquisition of Tesoro Hawaii

•	not all potential risks and liabilities have been identified in our due diligence of Tesoro Hawaii and its business;

•	Tesoro Hawaii and its business may not be integrated successfully or such integration may require a disproportionate amount of management’s attention and our resources;

•	Tesoro Hawaii and its business may not operate profitably;

•	anticipated cost efficiencies or synergies from the acquisition of Tesoro Hawaii may not be realized;

•	the success of Texadian’s risk management strategies;

•	compliance with laws and regulations relating to Texadian’s business;

•	commodity price risk for the business of Texadian;

•	the continued availability of our net operating loss tax carryforwards;

•	our dependence on the results of Piceance Energy;

•	our ability to control activities on properties we do not operate;

•	inadequate liquidity;

•	identifying future acquisitions and our diligence of any acquired properties;

•	our level of indebtedness;

•	our ability to generate cash flow;

•	the volatility of natural gas and oil prices, including the effect of local or regional factors;

•	instability in the global financial system;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	our ability to replace production;

•	the success of our exploration and development efforts;

•	declines in the values of our natural gas and oil properties resulting in writedowns;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	the strength and financial resources of our competitors;

•	seasonal weather conditions;

•	operating hazards that result in losses;

•	uninsured or underinsured operating activities;

•	legal and/or regulatory compliance requirements;

•	credit risk of our contract counterparties;

•	effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;

•	our ability to develop and grow our marketing, transportation, distribution and logistics business;

•	the illiquidity and price volatility of our common stock; and

•	the concentrated ownership of our common stock.

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

Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, we adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the three and six months ended June 30, 2012 have been omitted. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities.

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

Piceance Energy, LLC Agreement

In connection with the consummation of the Contribution Agreement, as discussed under “- Reorganization under Chapter 11”, Laramie and Par Piceance Energy Equity LLC, one of our wholly owned subsidiaries (“Par Piceance Energy Equity”), entered into the LLC Agreement. The business of Piceance Energy is to own the natural gas and oil, surface real estate, and related assets formerly owned by Laramie and the Company in Garfield and Mesa Counties, Colorado, or other assets subsequently acquired by Piceance Energy, and to operate such assets. Pursuant to the LLC Agreement, Piceance is managed by Laramie, which controls its day-to-day operations, subject to the supervision of a six-person board, four (4) of which were appointed by Laramie and two (2) of which were appointed by Par Piceance Energy Equity. Certain major decisions require the unanimous consent of the board. The LLC Agreement provides that the sole manager, which is initially Laramie, may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of the board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. The LLC Agreement also contains certain restrictions on transfers by the members of their units. One such restriction provides that in the event one member elects to sell or transfer a majority of its units, the other member may elect to participate in such sale. The LLC Agreement also provides that under certain circumstances, a member desiring to transfer all, but not less than all, of its units may require the other member to participate in such transfer.

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

Availability under the Piceance Energy Credit Facility is limited to the lesser of (i) $400 million or (ii) the borrowing base in effect from time to time. The initial borrowing base at the Emergence Date was set at $140 million. The borrowing base is determined by the Administrative Agent and the lenders, in their sole discretion, based on customary lending practices, review of the natural gas and oil properties included in the borrowing base, financial review of Piceance Energy, and such other factors as may be deemed relevant. The borrowing base is redetermined (i) on or about March 15 of each year based on the previous December 31 reserve report prepared by an independent engineering firm acceptable to the Administrative Agent, and (ii) on or about September 15 of each year based on the previous June 30 reserve report prepared by Piceance Energy’s internal engineers. The borrowing base was redetermined on March 12, 2013 and set at $140 million. In connection with the consummation of the Contribution Agreement, Piceance Energy borrowed $100 million under the Piceance Energy Credit Facility and distributed approximately $72.6 million of that amount to us and approximately $24.9 million to Laramie. The total amount outstanding under the Piceance Energy Credit Facility of June 30, 2013 is approximately $91.0 million.

The Piceance Energy Credit Facility will mature on June 4, 2016. Amounts borrowed bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.75% per annum for Eurodollar loans and the prime rate plus 0.75% to prime rate plus 1.75% per annum for Base Rate loans, depending upon the ratio of outstanding credit to the borrowing base. The agreement contains customary operational and financial covenants, including a current ratio covenant, a total debt to consolidated EBITDAX covenant and a borrowing base covenant. At June 30, 2013, Piceance Energy was in compliance with all such covenants. Under the terms of the Piceance Energy Credit Facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including Par Piceance Energy Equity.

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

Results of Operations

The following discussion and analysis relates to items that have affected the Successor’s results of operations for three months ended June 30, 2013, and the results of operations of the Predecessor for the three months ended June 30, 2012.

Successor three months ended June 30, 2013 compared to Predecessor three months ended June 30, 2012

The 2013 and 2012 periods lack comparability due to the application of fresh start accounting effective August 31, 2012, the contribution of the majority of our natural gas and oil assets to Piceance Energy effective August 31, 2012 and our acquisition of Texadian effective December 31, 2012.

Net Loss. Net loss was approximately $9.2 million, or a loss of $0.06 per basic and diluted common share, for the three months ended June 30, 2013, compared to a net loss of approximately $15.9 million, or a loss of $0.55 per basic and diluted common share, for the three months ended June 30, 2012.

Marketing and Transportation Revenues. For the three months ended June 30, 2013, our marketing and transportation revenues were approximately $32.4 million. There were no such revenues in the three months ended March 31, 2012 due to Texadian being acquired effective December 31, 2012. For the three months ended June 30, 2013, tow and barge revenues were approximately $29.0 million. In addition, we have a pipeline transportation contract which expired in June 2013 from which revenue of approximately $2.2 million was recorded for the three months ended June 30, 2013. In addition, we generated approximately $1.2 million from the lease of rail cars.

Natural Gas and Oil Sales. For the three months ended June 30, 2013, natural gas and oil sales were approximately $2.2 million. For the three months ended June 30, 2012, natural gas and oil sales were approximately $7.7 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Marketing and Transportation Expenses. For the three months ended June 30, 2013, our marketing and transportation expenses were approximately $29.1 million. There were no such expenses in the three months ended June 30, 2012 due to Texadian being acquired effective December 31, 2012. Cost of goods sold associated with tow and barge charters were approximately $24.0 million.  Related barge transportation costs and dock space fees were approximately $3.2 million. Pipeline tariff expense was approximately $1.1 million and railcar lease rental expense was approximately $400,000.

Lease Operating Expense. For the three months ended June 30, 2013, lease operating expense was approximately $1.9 million. For the three months ended June 30, 2012, lease operating expense was approximately $3.1 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Transportation Expense. For the three months ended June 30, 2013, we incurred no transportation expense.   For the three months ended June 30, 2012, transportation expense was approximately $2.8 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Production Taxes. For the three months ended June 30, 2013, production taxes were approximately $20,000. For the three months ended June 30, 2012, production taxes were approximately $502,000. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Depreciation, Depletion, Amortization and Accretion. For the three months ended June 30, 2013, depreciation, depletion, amortization and accretion expense was approximately $1.0 million. For the three months ended June 30, 2012, depreciation, depletion, amortization and accretion expense was approximately $4.9 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Trust Litigation and Settlements. For the three months ended June 30, 2013, trust litigation and settlement expense was approximately $3.9 million and consisted of professional fees relating to Recovery Trust activities paid through restricted cash and an increase in the settlement claim liability.

General and Administrative Expense. For the three months ended June 30, 2013, general and administrative expense was approximately $3.5 million. For the three months ended June 30, 2012, general and administrative expense was approximately $3.7 million. Significant components of general and administrative expense for the three months ended June 30, 2013, include general and administrative expense related to Texadian totaling approximately $684,000, professional fees of approximately $2.2 million and miscellaneous expense of approximately $516,000.

Loss From Unconsolidated Affiliates. For the three months ended June 30, 2013, our allocated income from Piceance Energy totaled approximately $1.5 million, which includes a gain of approximately $1.2 million from derivative obligations and operating income of approximately $560,000 less financing costs of approximately $241,000.

Interest Expense and Financing Costs. For the three months ended June 30, 2013, our interest expense and financing costs were approximately $3.0 million consisting of interest accrued in kind totaling approximately $1.5 million, approximately $18,000 related to Texadian’s credit facilities, amortization of debt discount related to our Loan Agreement totaling approximately $456,000 and accretion of the 5% and 2.5% exit penalties on our Tranche B Loans of approximately $875,000 and $108,000, respectively. For the three months ended June 30, 2012, interest expense and financing costs was approximately $2.6 million. The consummation of the Plan on August 31, 2012 resulted in a new capital structure for us.

Unrealized Loss of Derivative Instruments. For the three months ended June 30, 2013, we recognized an unrealized loss on our embedded derivative and warrant derivative liabilities of approximately $3.0 million due to mark to market adjustments resulting from an increase in the price of our common stock.

Income Taxes. For the three months ended June 30, 2013, we recorded no state tax expense. We recorded no Federal income tax expense or benefit as there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Reorganization Items. For the three months ended June 30, 2012, the Predecessor recognized approximately $5.9 million in professional fees and administrative expenses. There are no reorganization items in periods subsequent to August 31, 2012.

The following discussion and analysis relates to items that have affected the Successor’s results of operations for six months ended June 30, 2013, and the results of operations of the Predecessor for the six months ended June 30, 2012.

Successor six months ended June 30, 2013 compared to Predecessor six months ended June 30, 2012

The 2013 and 2012 periods lack comparability due to the application of fresh start accounting effective August 31, 2012, the contribution of the majority of our natural gas and oil assets to Piceance Energy effective August 31, 2012 and our acquisition of Texadian effective December 31, 2012.

Net Loss. Net loss was approximately $14.0 million, or a loss of $0.09 per basic and diluted common share, for the six months ended June 30, 2013, compared to a net loss of approximately $29.4 million, or a loss of $1.02 per basic and diluted common share, for the six months ended June 30, 2012.

Marketing and Transportation Revenues. For the six months ended June 30, 2013, our marketing and transportation revenues were approximately $95.8 million. There were no such revenues in the six months ended June 30, 2012 due to Texadian being acquired effective December 31, 2012. For the six months ended June 30, 2013, tow and barge revenues were approximately $89.0 million. In addition, we have a pipeline transportation contract which expired in June 2013 from which revenue of approximately $4.3 million was recorded for the six months ended June 30, 2013. In addition, we generated approximately $2.2 million from the lease of rail cars.

Natural Gas and Oil Sales. For the six months ended June 30, 2013, natural gas and oil sales were approximately $3.8 million. For the six months ended June 30, 2012, natural gas and oil sales were approximately $17.6 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Marketing and Transportation Expenses. For the six months ended June 30, 2013, our marketing and transportation expenses were approximately $82.9 million. There were no such expenses in the six months ended June 30, 2012 due to Texadian being acquired effective December 31, 2012. Cost of goods sold associated with tow and barge charters were approximately $73.0 million.  Related barge transportation costs and dock space fees were approximately $6.7 million. Pipeline tariff expense was approximately $1.9 million and railcar lease rental expense was approximately $800,000.

Lease Operating Expense. For the six months ended June 30, 2013, lease operating expense was approximately $3.2 million. For the six months ended June 30, 2012, lease operating expense was approximately $6.8 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Transportation Expense. For the six months ended June 30, 2013, we incurred no transportation expense.   For the six months ended June 30, 2012, transportation expense was approximately $5.3 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Production Taxes. For the six months ended June 30, 2013, production taxes were approximately $24,000. For the six months ended June 30, 2012, production taxes were approximately $799,000. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Depreciation, Depletion, Amortization and Accretion. For the six months ended June 30, 2013, depreciation, depletion, amortization and accretion expense was approximately $1.8 million. For the six months ended June 30, 2012, depreciation, depletion, amortization and accretion expense was approximately $10.2 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Trust Litigation and Settlements. For the six months ended June 30, 2013, trust litigation and settlement expense was approximately $5.1 million and consisted of professional fees relating to Recovery Trust activities paid through restricted cash of approximately $1.2 million and an increase in the settlement claim liability of approximately $3.9 million.

General and Administrative Expense. For the six months ended June 30, 2013, general and administrative expense was approximately $9.1 million. For the six months ended June 30, 2012, general and administrative expense was approximately $7.7 million. Significant components of general and administrative expense for the six months ended June 30, 2013, include general and administrative expense related to Texadian totaling approximately $4.0 million, professional fees of approximately $4.1 million and miscellaneous expense of approximately $900,000.

Loss From Unconsolidated Affiliates. For the six months ended June 30, 2013, our allocated loss from Piceance Energy totaled approximately $865,000, which includes a gain of approximately $240,000 from derivative obligations and a loss of approximately $608,000 from operating activities less financing costs of approximately $473,000.

Interest Expense and Financing Costs. For the six months ended June 30, 2013, our interest expense and financing costs were approximately $5.9 million consisting of interest accrued in kind totaling approximately $3.0 million, interest related to Texadian’s credit facilities of approximately $73,000, amortization of debt discount related to our Loan Agreement totaling approximately $880,000 and accretion of the 5% and 2.5% exit penalties on our Tranche B Loans of approximately $1.7 million and $108,000, respectively. For the six months ended June 30, 2012, interest expense and financing costs was approximately $4.9 million. The consummation of the Plan on August 31, 2012 resulted in a new capital structure for us.

Unrealized Loss of Derivative Instruments. For the six months ended June 30, 2013, we recognized an unrealized loss on our embedded derivative and warrant derivative liabilities of approximately $5.3 million due to mark to market adjustments resulting from an increase in the price of our common stock.

Other Income. For the six months ended June 30, 2013, other income totaled approximately $770,000 and consists primarily of a state tax refund totaling approximately $483,000 and a legal settlement of approximately $200,000. Other income for the six months ended June 30, 2012 was not significant.

Income Taxes. For the six months ended June 30, 2013, we recorded a state tax expense of approximately $650,000 due to the operating results of Texadian. We recorded no Federal income tax expense or benefit as there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Reorganization Items. For the six months ended June 30, 2012, the Predecessor recognized approximately $11.6 million in professional fees and administrative expenses and a gain on the extinguishment of liabilities of approximately $383,000. There are no reorganization items in periods subsequent to August 31, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we have access to the Texadian Uncommitted Credit Agreement, as described below, and unrestricted cash of $43.0 million. In addition, in conjunction with our pending acquisition of Tesoro Hawaii, and to finance the acquisition and the operations of the business of Tesoro Hawaii after the acquisition, we have obtained a binding commitment from a group of accredited investors for the sale of an aggregate of $200.0 million of our common stock in a private placement, a commitment letter for a crude oil supply and intermediation arrangement, and a commitment letter for a senior secured asset-based credit facility of up to $125.0 million. Since the Emergence Date, the primary uses of our capital resources have been in the operation of Texadian and natural gas and oil properties, acquisitions, professional fees, and bankruptcy expenses. Prior to our bankruptcy filing, our sources of liquidity and capital resources were cash provided through the issuance of debt and equity securities when market conditions permitted, operating activities, sales of natural gas and oil properties, and borrowings under our credit facilities. During bankruptcy proceedings, our principal sources of liquidity and capital resources were borrowings under the Predecessor’s secured debtor-in-possession credit facility and cash flows from operating activities.

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

In addition, as of August 12, 2013, we have funded acquisition deposits of $47.0 million related to our pending acquisition of Tesoro Hawaii, LLC.

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement; (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan. During the three months ended March 31, 2013, we borrowed $8.0 million and an additional $9.0 million during the three months ended June 30, 2012 for a total of $17.0 million for general corporate use.  As of June 30, 2013, we have no capacity for future borrowings under this Loan Agreement.

Below are certain of the material terms of the Loan Agreement:

Interest. At our election, any Loans will bear interest at a rate equal to 9.75% per annum payable either (i) in cash, quarterly, in arrears at the end of each calendar quarter or (ii) in-kind, accruing quarterly. In addition, all repayments made under the Loan Agreement will be charged a minimum of a 3% repayment premium. Accordingly, we will accrue amounts due for the minimum repayment premium over the term of loan using the effective interest method.

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

In addition to the above described prepayment premium, we will pay an additional repayment premium equal to the percentage of the principal repaid during the following periods:

Period	Repayment Premium
From the Emergence Date through the first anniversary of the Emergence Date	3%
From the day after the first anniversary of the Emergence Date through the second anniversary of the Emergence Date	2%

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

Covenants. The Loan Agreement has no financial covenants that we are required to comply with; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations which we are in compliance with at June 30, 2013.

Amendment to the Loan Agreement – Tranche B Loan

On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian (see “–Capital and Exploration Expenditures” below), the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which certain lenders (the “Tranche B Lendors”) agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35.0 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian, the Tranche B Loan provided cash collateral for the letter of credit facility with Compass Bank (as described below).

Set forth below are certain of the material terms of the Tranche B Loan:

Interest. At our election, the Tranche B Loan bears interest at a rate equal to 9.75% per annum payable either (i) in cash or (ii) in-kind.At any time after an event of default has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 11.75% and (ii) all interest accrued and accruing will be payable in cash on demand.

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

On June 4, 2013, we entered into a Fifth Amendment to our Loan Agreement allowing us to form a subsidiary, Hawaii Pacific Energy, LLC ("Hawaii Pacific Energy"), in furtherance of our acquisition of Tesoro Hawaii.

On June 12, 2013, we entered into a Sixth Amendment to our Loan Agreement.

Set forth below are certain material terms of the Sixth Amendment:

Pledge of Equity Interests. We are expressly permitted to pledge our equity interests in Texadian to secure the loans and other obligations of Texadian and Texadian Canada under the Uncommitted Credit Agreement (as described below).

Capital Contributions. We are permitted to make up to an aggregate amount of $5 million of capital contributions and/or loans to Texadian per year.

In connection with Hawaii Pacific Energy's entry into the Purchase Agreement, on June 17, 2013, we entered into a Seventh Amendment to the Loan Agreement.

Set forth below are certain of the material terms of the Seventh Amendment:

Lender Consent to Purchase Agreement. The Lenders consented to the execution of the Purchase Agreement by Hawaii Pacific Energy, and the performance of Hawaii Pacific Energy's obligations thereunder.

Lender Consent to Refinery Startup Reimbursement. The Lenders consented to the payment by Hawaii Pacific Energy of a cash deposit of up to $25 million, in addition to the reimbursement obligations specified in the Purchase Agreement in connection with the Refinery Startup Activities.

Lender Consent to the Consummation of the Acquisition of Tesoro Hawaii. The Lenders consented to our use of any advance under the Loan Agreement to consummate the acquisition of Tesoro Hawaii pursuant to the Purchase Agreement.

Lender Consent to Purchase Agreement Guaranty. The Lenders consented to the execution of our guaranty of certain obligations under the Purchase Agreement.

On June 24, 2013, we entered into an Eighth Amendment to our Loan Agreement, pursuant to which the Lenders agreed to refinance and replace the Tranche B Loans outstanding immediately prior to the Eighth Amendment with new Tranche B Loans in the aggregate principal amount of $65.0 million (the “New Tranche B Loans”). The proceeds from the New Tranche B Loans were  applied to prepay in full the Existing Tranche B Loans, to make payments due under the Purchase Agreement (see Note 5), to consummate acquisitions permitted under the Loan Agreement and for working capital and general corporate purposes.

Set forth below are certain of the material terms of the New Tranche B Loans:

Interest. The New Tranche B Loans will bear interest (a) through September 29, 2013 at a rate equal to 9.75% per annum payable, at our election, either (i) in cash or (ii) in-kind, and (b) from and after September 29, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.

At any time after an event of default has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 2% plus the rate otherwise applicable and (ii) all interest accrued and accruing will be payable in cash on demand.

Prepayment. We may prepay the New Tranche B Loans at any time, provided that any prepayment is in an integral multiple of $100,000 and not less than $100,000 or, if less, the outstanding principal amount of the New Tranche B Loans. Amounts to be applied to prepayment of New Tranche B Loans shall be applied (i) first, towards payment of interest then outstanding and fees then due, and (ii) second, towards payment of principal then outstanding.

Collateral. The New Tranche B Loans are secured by a lien on substantially all of our assets and our subsidiaries, excluding Texadian, Texadian Energy Canada Limited (“Texadian Canada”), certain of our immaterial subsidiaries, and Hawaii Pacific Energy, LLC.

Guaranty. All our obligations under the New Tranche B Loans are unconditionally guaranteed by the Guarantors.

Fees and Commissions. We agreed to pay the Tranche B Lenders a nonrefundable exit fee equal to 2.5% of the aggregate amount of the Tranche B Loans. The exit fee is earned in full and payable on the maturity date of the Tranche B Loans or, if earlier, the date on which the Tranche B Loans are paid in full. Accordingly, we will accrete amounts due for the nonrefundable exit fee over the term of loan using the effective interest method.

Maturity Date. The Tranche B Loans mature and are payable in full on August 31, 2016.

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly owned subsidiary Texadian Canada entered into an uncommitted credit agreement with BNP Paribas, as the initial lender party thereto, and BNP Paribas, as the administrative agent and collateral agent for the lenders and as an issuing bank (the “Uncommitted Credit Agreement”). The Uncommitted Credit Agreement provides for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50.0 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero. As of June 30, 2013, Texadian was in compliance with these covenants.

Letter of Credit Facility

On December 27, 2012, we entered into a letter of credit facility agreement with Compass Bank, as the lender (the “Compass Letter of Credit Facility”). The Compass Letter of Credit Facility, which matures on December 26, 2013, provides for a letter of credit facility in an aggregate principal amount of $30.0 million that is available for the issuance of cash-collateralized standby letters of credit for us or any of our subsidiaries’ account. Letters of credit issued under the Compass Letter of Credit Facility are secured by an amount of cash pledged and delivered by us to Compass equal to one hundred five percent (105%) of the undrawn amount of all outstanding letters of credit. We agreed to pay a letter of credit fee equal to one and one half percent (1.5%) per annum of the stated face amount of each letter of credit for the number of days such letter of credit is to remain outstanding plus standard and customary administrative fees. The Compass Letter of Credit Facility does not contain any financial covenants; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations. As of June 30, 2013, the Compass Letter of Credit Facility has been terminated.

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

The number of Warrant Shares issued on the Emergence Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Emergence Date by the Bankruptcy Court pursuant to the Plan. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Emergence Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be the sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans. From the Emergence Date through June 30, 2013, we issued an additional 1,942,272 Unresolved Bankruptcy Shares. This entitles the Lenders to receive an additional 126,175 Warrant Shares, for a total of 9,718,300 Warrant Shares, based on the formula described above.

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

Cash Flows

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(In thousands)

Net cash provided by (used in) operating activities	$11,830	$(13,154)
Net cash used in investing activities	$(37,527)	$(352)
Net cash provided by financing activities	$62,530	$5,000

Net cash provided by operating activities was approximately $11.8 million for the six months ended June 30, 2013. Net cash provided by operating activities for the six months ended June 30, 2013 resulted from a net loss of approximately $14.0 million offset by non-cash charges to operations of approximately $19.2 million and net cash provided by changes in operating assets and liabilities of approximately $6.7 million. Net cash used by operating activities for the six months ended June 30, 2012 was approximately $13.2 million. The operations of the two periods are not comparable due to the contribution of the majority of our natural gas and oil assets to Piceance Energy and the application of fresh start accounting effective August 31, 2012 and our acquisition of Texadian effective December 31, 2012.

For the six months ended June 30, 2013, net cash used in investing activities was primarily related acquisition deposits made of $40.0 million, capitalized drilling costs and additions to property and equipment totaling approximately $377,000, partially offset by proceeds of the sale of our assets held for sale of approximately $2.9 million. Net cash used in investing activities was approximately $352,000 during the six months ended June 30, 2012 and was related to additions to property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2013 was from additional net borrowings under our Loan Agreement totaling approximately $43.5 million and the release of approximately $19.0 million from restricted cash held to secure letters of credit. For the six months ended June 30, 2012, net cash provided by financing activities totaled $5.0 million.

Capital and Exploration Expenditures

Our capital and exploration expenditures for the six months ended June 30, 2013 totaled approximately $377,000.

Additional capital may be required to maintain our interests at our Point Arguello Unit offshore California, but this is currently unestimatable. Furthermore, we may be required as part of our equity investment in Piceance Energy to contribute up to an aggregate of approximately $20.0 million if approved by the majority of its board of directors. We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.

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

Membership Interest Purchase Agreement

On June 17, 2013 (the “Execution Date”), our wholly owned subsidiary, Hawaii Pacific Energy, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Tesoro Corporation, (the “Seller”) and solely for the purpose set forth in the Purchase Agreement, Tesoro Hawaii, LLC. Pursuant to the Purchase Agreement, Hawaii Pacific Energy will purchase from the Seller all of the issued and outstanding units representing the membership interests in Tesoro Hawaii (the “Purchased Units”), and indirectly thereby also acquiring Tesoro Hawaii’s wholly owned subsidiary, Smiley’s Super Service, Inc. Tesoro Hawaii owns and operates (i) a petroleum refinery located at the Campbell Industrial Park in Kapolei, Hawaii (the “Refinery”), (ii) certain pipeline assets, floating pipeline mooring equipment, and refined products terminals, and (iii) retail assets selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii.

Set forth below are certain material terms of the Purchase Agreement:

Purchase Price and Earnout Payments: Hawaii Pacific Energy has agreed to purchase the Purchased Units for $75.0 million, payable in cash at the closing of the Purchase Agreement, plus or minus adjustments for net working capital, plus adjustments for inventories at closing and plus certain contingent earnout payments of up to $40.0 million. The earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of Tesoro Hawaii in excess of $165.0 million during such calendar years, with an annual cap of $20.0 million. In the event that the Refinery ceases operations or in the event Hawaii Pacific Energy disposes of any facility used in the acquired business, Hawaii Pacific Energy's obligation to make earnout payments could be modified and/or accelerated as provided in the Purchase Agreement.

Deposit: As consideration for the Seller’s entry into the Purchase Agreement, Hawaii Pacific Energy made a deposit against the purchase price for the Purchased Units of $25.0 million (the “Deposit”). The Deposit will be returned to Hawaii Pacific Energy in the event that the Purchase Agreement is terminated (i) by the mutual agreement of the parties thereto, (ii) in the event of certain breaches by the Seller of the representations, warranties and covenants contained in the Purchase Agreement, and (iii) following a casualty event with an estimated cost of greater than $20.0 million; provided, however, in a casualty event the amount to be returned is reduced by the amount of losses sustained by Seller in the Refinery startup (as described below), including crude purchases.

Refinery Startup Activities: Prior to the Execution Date, the Seller had commenced activities to shutdown the Refinery and to convert it into an import terminal. The Purchase Agreement contains certain pre-closing covenants, including covenants related to the startup of operations at the Refinery (the “Refinery Startup Activities”). The expenses associated with the Refinery Startup Activities are currently estimated to be $27.0 million (the “Startup Expenses”). Pursuant to the terms of the Purchase Agreement, Hawaii Pacific Energy made a deposit of $15.0 million for the Startup Expenses within seven days of the Execution Date. The next $5 million of Startup Expenses will be borne by the Seller, with all Startup Expenses in excess of $20.0 million to be borne by Hawaii Pacific Energy. Due to the Startup Expenses exceeding $20.0 million, Hawaii Pacific Energy made an additional deposit of $7.0 million for the Startup Expenses on August 5, 2013. In addition, Hawaii Pacific Energy funded $2.3 million on July 23, 2013 for a major overhaul of a gas turbine engine used in the operations of the refinery’s steam cogeneration.  The Seller draws upon the deposit as expenses are incurred.

The closing of the Purchase Agreement is subject to certain customary closing conditions, and contains customary representations, warranties, covenants, indemnifications and guarantees typical for a transaction of this type. The closing of the Purchase Agreement is also conditioned upon (i) the Seller’s completion of the Refinery Startup Activities in all material respects and the delivery of an operational Refinery, (ii) the Seller’s provision of certain operational software for the benefit of us, and (iii) the provision by us to the Seller of reasonable confirmation that Hawaii Pacific Energy's adjusted net worth immediately prior to the closing of the Purchase Agreement shall equal or exceed $150 million. The closing of the Purchase Agreement will take place on the second business day following the satisfaction of the closing conditions contained in the Purchase Agreement, or on such other date to which the parties thereto may mutually agree. As of June 30, 2013, Hawaii Pacific Energy have made advances for the Deposit and Startup Expenses totaling $40.0 million, which are reflected as Acquisition Deposits on our consolidated balance sheet. On August 5, 2013, Hawaii Pacific Energy made an additional deposit for Start Up Expenses totaling $7.0 million.

Financing Commitments

In connection with Hawaii Pacific Energy's entry into the Purchase Agreement and to finance the operations of the business of Tesoro Hawaii after the acquisition, we obtained commitment letters to enter into financing arrangements and commodity swap transactions with certain third party lenders or counterparties, including (i) crude oil supply and intermediation arrangements (involving the purchase, storage, transport, logistics, and related exchange mechanism necessary to facilitate delivery and processing of crude oil and refined product inventory at the Refinery), and (ii) a senior secured asset-based credit facility of up to $125.0 million.

Private Offering Commitment

In connection with Hawaii Pacific Energy's entry into the Purchase Agreement, we obtained a binding commitment from a group of accredited investors pursuant to which the investors will purchase in the aggregate $200.0 million of our common stock, in a private placement, at a price of $1.39 per share, pursuant to the exemptions from registration provided in the Securities Act of 1933, as amended.

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

On September 19, 2012, the Wapiti Trust settled all causes of action against Wapiti Oil & Gas, LLC (“Wapiti Oil & Gas”). Wapiti Oil & Gas made a one-time cash payment in the amount of $1.5 million to the Wapiti Trust, as consideration for the release of claims against it. These proceeds were then distributed to us, along with funds remaining from the initial funding of the Wapiti Trust of approximately $1.0 million. Further distributions are not anticipated from the Wapiti Trust and the Wapiti Trust is anticipated to be liquidated during 2013.

The General Trust is pursuing all bankruptcy causes of action not otherwise vested in the Wapiti Trust, claim objections and resolutions, and all other responsibilities for winding-up the bankruptcy. The General Trust is overseen by a three person General Trust Oversight Board and our former Chief Executive Officer is the trustee. Costs, expenses and obligations incurred by the General Trust are charged against assets in the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the recovery trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary for each of the Recovery Trusts, subject to the terms of the respective trust agreements and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.

From the Emergence Date through June 30, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 105 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for $258,905 in cash and 202,753 shares of common stock. Pursuant to the Plan, during the six months ended June 30, 2013, the Recovery Trustee settled an additional 41 claims with an aggregate face amount of $17.0 million for approximately $2.7 million in cash and 1,739,519 shares of common stock.

As of June 30, 2013, it is estimated that a total of 40 claims totaling approximately $50.2 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor Company owned a 2.41934% working interest in the unit. In addition, litigation and/or settlement efforts are ongoing with Macquarie Capital (USA) Inc., as well as other claim holders.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 544 shares per $1,000 of claim. At June 30, 2013, we have reserved approximately $7.2 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows:

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364,000	—	$—	$—	—	3	$22,364,000
Former Employee Claims	32	16,379,849	13	3,685,253	229,478	202,231	19	12,694,596
Macquarie Capital (USA) Inc.	1	8,671,865	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	—	—	—	—	1	3,200,000
Other Various Claims*	69	23,120,396	12	2,914,859	29,427	522	57	20,205,537

Total	106	$73,736,110	25	$6,600,112	$258,905	202,753	81	$67,135,998

	For the Six Months Ended June 30, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount

U.S. Government Claims	—	$—	$—	—	3	$22,364,000
Former Employee Claims	19	12,694,596	339,588	1,614,988	—	—
Macquarie Capital (USA) Inc.	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	2,000,000	—	—	—
Other Various Claims*	21	1,075,493	397,753	124,531	36	19,130,044

Total	41	$16,970,089	$2,737,341	1,739,519	40	$50,165,909

*	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

Other

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

As of June 30, 2013, Texadian had various agreements to lease railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. Leases generally range in duration of five years or less and contain lease renewal options at fair value.

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

Texadian enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Texadian’s policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should Texadian not designate a contract as a normal purchase or normal sale or should a scheduled delivery under the terms of contract not occur, then these exceptions may require the recording of a derivative.  If derivative accounting treatment is required then these contracts would be recorded at fair value as either an asset or a liability and marked to market each reporting period with changes in fair value being charged to earnings.  As of June 30, 2013, we have elected the normal purchase or normal sale exemption for these derivative instruments.   As such, we did not recognize the unrealized gains or losses related to these designated derivative instruments in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for its open contracts that were settled in the first quarter 2013.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Derivative liabilities associated with our debt agreement – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the stock price of $1.63 per share, initial exercise price $0.01, term of 9.17 years, risk free rate of 2.44%, and expected volatility of 75.29%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $1.67 per share, or approximately $16.2 million, as of June 30, 2013. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative is estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. As of June 30, 2013, we do not believe that there is any probability of us repaying the loan prior to maturity; accordingly, we have concluded that the embedded derivative has no value.

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of June 30, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers. As of June 30, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts except for contracts treated as normal purchase or normal sale contracts as discussed in our Summary of Significant Accounting Policies.

Our liabilities measured at fair value on a recurring basis as of June 30, 2013 consist of the following (in thousands):

	June 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivatives:
Warrants	$(16,200)	$—	$—	$(16,200)
Embedded derivatives	—	—	—	—

	$(16,200)	$—	$—	$(16,200)

	Location on Consolidated Balance Sheet	Fair Value at June 30, 2013
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$(16,200)
Embedded derivative	Noncurrent liabilities	$—

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using Level 3 on a recurring basis is as follows (in thousands):

Description
Balance, at December 31, 2012	$(10,945)
Purchases, issuances, and settlements	—
Total unrealized losses included in earnings	(5,255)
Transfers	—

Balance, at June 30, 2013	$(16,200)

The following table summarizes the pretax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

	For the three months ended June 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(3,300)
Embedded derivatives	Other income (expense)	285
Commodities - exchange traded futures	Other income (expense)	—
Commodities - physical forward contracts	Other income (expense)	—

	For the six months ended June 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(5,300)
Embedded derivatives	Other income (expense)	45
Commodities - exchange traded futures	Other income (expense)	104
Commodities - physical forward contracts	Other income (expense)	306

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at June 30, 2013.

 Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss carry forwards will not always be available to offset taxable income apportioned to the various states. The states from which Texadian’s revenues are derived are not the same states in which our net operating losses were incurred; therefore we expect to incur state tax liabilities on the net income of Texadian’s operations. State income tax expense of approximately $0 and $650,000 was recognized for the three and six months ending June 30, 2013, respectively.

We will continue to assess the realizability of its deferred tax assets on a go forward basis taking into account actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

During the six months ended June 30, 2013, no adjustments were recognized for uncertain tax benefits.

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

Texadian enters and settles positions in various exchange traded commodity swap and future contracts. Texadian also enters into exchange traded positions to protect its inventory balances from market changes. As of June 30, 2013, we had no open positions relating to exchange derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, due to the existence of material weaknesses identified as of December 31, 2012 as discussed below.

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

As of June 30, 2013, we believe these material weaknesses remain present and until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. As part of our remediation efforts, we have contracted with experienced financial and accounting consultants to assist with our financial close and other accounting matters and in the preparation of the financial statements and related accounting and reporting disclosures. We are evaluating other remediation alternatives and efforts are in progress, however any contemplated changes to our internal control over financial reporting have not been implemented.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2013, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

The representations, warranties and indemnification obligations of Tesoro Corporation in the Purchase Agreement are limited; as a result, the assumptions on which our estimates of future results contemplated by the Purchase Agreement have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the acquisition of Tesoro Hawaii, if completed.

The representations and warranties of Tesoro Corporation contained in the Purchase Agreement are limited.  In addition, the agreement provides limited indemnities. As a result, the assumptions on which our estimates of future results of the transactions contemplated by the Purchase Agreement have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the acquisition of Tesoro Hawaii, including anticipated increased cash flows.

Acquisitions, such as the acquisition of Tesoro Hawaii, if completed, may prove to be worth less than we paid because of uncertainties in evaluating potential liabilities.

Our recent growth is due in large part to acquisitions, such as the acquisitions of Texadian and, if completed, Tesoro Hawaii. We expect acquisitions, such as the acquisitions of Texadian and, if completed, Tesoro Hawaii, to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired companies and their businesses that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. We performed such a due diligence review in connection with the entry into the Purchase Agreement for the acquisition of Tesoro Hawaii, but there may be unknown and contingent liabilities related to Tesoro Hawaii and its business of which we are unaware. We could be liable for unknown obligations relating to the acquisition of Tesoro Hawaii, if completed, for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.

We may have difficulty integrating and managing the growth associated with our recent acquisition of Tesoro Hawaii.

Our recent acquisition of Tesoro Hawaii, if completed, is expected to result in a significant growth in our assets and revenues and may place a significant strain on our financial, technical, operational, and administrative resources. We may not be able to integrate the operations of Tesoro Hawaii without increases in costs, losses in revenues, or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings, or other benefits expected from the acquisition of Tesoro Hawaii. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We believe our general and administrative expenses for the third quarter of 2013 will increase due to the acquisition of Tesoro Hawaii, including integrating the acquired business, and adding refining capabilities. We have hired or intend to hire additional new employees that we expect will be required to manage the business of Tesoro Hawaii and plan to add resources as needed as we scale up our business. However, we may experience difficulties in finding the additional qualified personnel. In an effort to stay on schedule with our planned activities, we intend to supplement our staff with contract and consultant personnel until we are able to hire new employees. Our ability to continue to grow after this acquisition will depend upon a number of factors, including our ability to identify and acquire new acquisition targets, our ability to continue to retain and attract skilled personnel, the results of our acquisition efforts, and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Plan, during the three months ended June 30, 2013, the Recovery Trustee settled an additional 11 claims with an aggregate face amount of $3.7 million for approximately $2.0 million in cash and 16,408 shares of stock. See Note 7 to our unaudited consolidated financial statements included herein. The Company’s common stock was issued pursuant to Section 1145 of the Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act of 1933, as amended.

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

2.4	Membership Interest Purchase Agreement dated as at June 17, 2013 by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC*@

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

4.1	Form of the Company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

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

10.1
Fourth Amendment to Delayed Draw Term Loan Credit Agreement dated as of April 19, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2013.

10.2
Fifth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 4, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders.*

10.3
Sixth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 12, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2013.

10.4
Seventh Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 17, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders.  Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed in June 17, 2013.

10.5
Eighth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 14, 2013, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed in June 24, 2013.

10.6
Uncommitted Credit Agreement dated as of June 12, 2013, by and among Texadian Energy, Inc., Texadian Energy Canada Limited and BNP Paribas.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed in June 17, 2013.

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

@           Schedules and similar attachments to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PETROLEUM CORPORATION (Registrant)

By:	/s/ William Monteleone
William Monteleone
Chief Executive Officer

By:	/s/ R. Seth Bullock
R. Seth Bullock
Chief Financial Officer

Date: August [   ], 2013