Form 10-Q
period 2013-09-30
PAR PETROLEUM CORP/CO
filed 2013-11-14
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

299,075,145 shares of common stock, $0.01 par value per share, were outstanding as of November 14, 2013.

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

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, operating strategies; future refining margins; anticipated levels of crude oil and refined product inventories; anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products; the effect of general economic and other conditions on refining industry fundamentals; natural gas and oil reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of natural gas and oil; marketing of natural gas and oil; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); anticipated compliance with and impact of laws and regulations; and the outcome of the claims allowance proceedings and other affirmative recoveries sought.

These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•	our ability to maintain adequate liquidity;

•	identifying future acquisitions and our diligence of any acquired businesses;

•	our ability to realize the intended benefits of the acquisition of Hawaii Independent Energy, LLC and successfully integrate the business acquired;

•	our level of indebtedness;

•	our ability to generate cash flow;

•	the continued availability of our net operating loss tax carryforwards;

•	instability in the global financial system;

•	the strength and financial resources of our competitors;

•	credit risk of our contract counterparties;

•	legal and/or regulatory compliance requirements;

•	effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;

•	the volatility of crude oil prices, refined product prices and electrical power prices;

•	the demand for transportation fuels resulting from the recent global economic downturn;

•	the potential for spills, discharges or other releases of petroleum products or hazardous substances;

•	our inventory risk management activities;

•	interruptions of supply and increased cost resulting from third-party transportation of crude oil and refined products;

•	the failure of our critical information systems;

•	our ability to control activities on properties we do not operate;

•	the volatility of natural gas and oil prices, including the effect of local or regional factors;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	our ability to replace production;

•	declines in the values of our natural gas and oil properties resulting in writedowns;

•	timing, amount, and marketability of production;

•	third party curtailment, or processing plant or pipeline capacity constraints beyond our control;

•	seasonal weather conditions;

•	operating hazards that result in losses;

•	uninsured or underinsured operating activities;

•	our ability to develop and grow our marketing, transportation, distribution and logistics business;

•	the success of the risk management strategies of Texadian Energy, Inc. (“Texadian”);

•	compliance with laws and regulations relating to Texadian’s business;

•	commodity price risk for the business of Texadian;

•	the illiquidity and price volatility of our common stock; and

•	the concentrated ownership of our common stock.

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

We caution you not to place undue reliance on these forward-looking statements. We urge you to carefully review and consider the disclosures made in this Quarterly Report on Form 10-Q and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$69,044	$6,185
Restricted cash	1,750	23,970
Trade accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2013 and December 31, 2012	93,625	17,730
Inventories	395,798	10,466
Prepaid and other current assets	7,415	1,575

Total current assets	567,632	59,926

Property and equipment:
Land	39,800	—
Property, plant and equipment	66,144	—
Furniture and fixtures	1,853	—
Software	2,646	—
Other	1,400	1,415
Natural gas and oil properties, at cost, successful efforts method of accounting:
Proved	4,909	4,804

Total property and equipment	116,752	6,219
Less accumulated depreciation, depletion, and amortization	(1,728)	(373)

Property and equipment, net	115,024	5,846

Long-term assets:
Investment in unconsolidated affiliate	102,923	104,434
Intangible assets, net	12,085	8,809
Goodwill	13,309	7,756
Assets held for sale	—	2,800
Other long-term assets	17,141	11

Total long-term assets	145,458	123,810

Total assets	$828,114	$189,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$35,000
Obligations under supply and exchange agreements	333,599	—
Accounts payable	65,795	25,329
Other accrued liabilities	25,499	981
Accrued settlement claims	6,475	8,667

Total current liabilities	431,368	69,977

Long-term liabilities:
Long – term debt, net of current maturities and unamortized discount	67,448	7,391
Derivative liabilities	17,590	10,945
Obligations under supply and exchange agreements	17,132	—
Other liabilities	19,408	512

Total liabilities	552,946	88,825

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 500,000,000 shares at September 30, 2013 and December 31, 2012, issued 299,053,989 shares and 150,080,927 shares at September 30, 2013 and December 31, 2012, respectively	2,991	1,501
Additional paid-in capital	309,666	108,095
Accumulated deficit	(37,489)	(8,839)

Total stockholders’ equity	275,168	100,757

Total liabilities and stockholders’ equity	$828,114	$189,582

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	One Month Ended September 30, 2012	Two Months Ended August 31, 2012
Revenue:
Operating revenues	$33,203	$—	$—
Natural gas and oil sales	2,182	584	5,466

Total revenues	35,385	584	5,466

Operating expenses:
Cost of revenues	30,656	—	—
Lease operating expense	1,000	332	2,223
Transportation expense	—	—	1,677
Production taxes	15	3	180
Exploration expense	—	—	1
Dry hole costs and impairment	—	—	151,346
Depreciation, depletion, amortization and accretion	1,218	124	5,815
Trust litigation and settlements	549	—	—
General and administrative expense	10,363	356	1,641

Total operating expenses	43,801	815	162,883

Loss from unconsolidated affiliates	(907)	(1,525)	—

Operating loss	(9,323)	(1,756)	(157,417)

Other income and (expense):
Interest expense and financing costs, net	(3,935)	(246)	(1,990)
Other income (expense), net	28	—	526
Unrealized loss on derivative instruments	(1,390)	—	—
Loss from unconsolidated affiliates	—	—	(29)

Total other expense, net	(5,297)	(246)	(1,493)

Loss before income taxes and reorganization items	(14,620)	(2,002)	(158,910)

Income tax expense	—	—	—

Loss before reorganization items	(14,620)	(2,002)	(158,910)
Reorganization items
Professional fees and administrative costs	—	—	10,719
Gain on settlement of liabilities	—	—	(168,332)
Fresh start adjustments	—	—	14,765

Net loss	$(14,620)	$(2,002)	$(16,062)

Basic and diluted loss per common share	$(0.09)	$(0.01)	$(0.56)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2013	One Month Ended September 30, 2012	Eight Months Ended August 31, 2 012
Revenue:
Operating revenues	$128,960	$—	$—
Natural gas and oil sales	5,988	584	23,079

Total revenues	134,948	584	23,079

Operating expenses:
Cost of revenues	113,561	—	—
Lease operating expense	4,175	332	9,038
Transportation expense	—	—	6,963
Production taxes	39	3	979
Exploration expense	—	—	2
Dry hole costs and impairments	—	—	151,347
Depreciation, depletion, amortization and accretion	3,022	124	16,041
Trust litigation and settlements	5,713	—	—
General and administrative expense	19,422	356	9,386

Total operating expenses	145,932	815	193,756

Loss from unconsolidated affiliates	(1,772)	(1,525)	—

Operating loss	(12,756)	(1,756)	(170,677)

Other income and (expense):
Interest expense and financing costs, net	(9,806)	(246)	(6,852)
Other income (expense), net	797	—	516
Realized gain on derivative instruments, net	410	—	—
Unrealized loss on derivative instruments	(6,645)	—	—
Loss from unconsolidated affiliates	—	—	(20)

Total other expense, net	(15,244)	(246)	(6,356)

Loss before income taxes and reorganization items	(28,000)	(2,002)	(177,033)

Income tax expense	(650)	—	—

Loss before reorganization items	(28,650)	(2,002)	(177,033)
Reorganization items
Professional fees and administrative costs	—	—	22,354
Gain on settlement of liabilities	—	—	(168,715)
Fresh start adjustments	—	—	14,765

Net loss	$(28,650)	$(2,002)	$(45,437)

Basic and diluted loss per common share	$(0.18)	$(0.01)	$(1.57)

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended September 30, 2013
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	equity
	(in thousands)
Balance, December 31, 2012	150,081	$1,501	$108,095	$(8,839)	$100,757
Stock issued in a private transaction, net offering cost of $830	143,885	1,439	197,731	—	199,170
Stock issued to settle bankruptcy claims	2,014	20	2,448	—	2,468
Stock issued in exchange for liability	565	6	926	—	932
Stock based compensation	2,509	25	466	—	491
Net loss	—	—	—	(28,650)	(28,650)

Balance, September 30, 2013	299,054	$2,991	$309,666	$(37,489)	$275,168

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2013	One Month Ended September 30, 2012	Eight Months Ended August 31, 2012
Cash flows from operating activities:
Net loss	$(28,650)	$(2,002)	$(45,437)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	3,022	124	16,041
Interest, prepayments premiums and exit penalty capitalized into note balance	8,036	—	2,989
Amortization of deferred financing costs and bond discount	1,619	132	—
Change in asset values due to fresh start accounting adjustments	—	—	14,765
Gain on extinguishment of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,188)
Gain on sale of assets held for sale	(50)	—	—
Loss on disposal of other assets	33	—	126
Dry hole costs and impairment	—	—	151,347
Stock-based compensation	491	—	1,895
Unrealized loss on derivative contracts	6,645	—	—
Loss from unconsolidated affiliates	1,772	1,525	20
Other	—	—	(699)
Net changes in operating assets and liabilities:
Trade accounts receivable	(16,161)	(581)	3,472
Deposits and prepaid assets	54	(190)	(1,378)
Inventories	34,778	—	—
Supply and exchange agreement	(51,349)	—	—
Other assets	2	—	—
Accounts payable and other current accrued liabilities	43,230	645	(4,187)
Other accrued liabilities	1,034	—	—
Settlement claim liability	4,526	—	—
Accrued reorganization costs	—	—	9,116

Net cash provided by (used in) operating activities	9,032	(347)	(20,262)

Cash flows from investing activities:
Purchase of HIE, net of cash acquired	(559,607)	—	—
Additions to property and equipment	(4,627)	—	(1,613)
Cash restricted for letter of credit	(1,030)	—	—
Capitalized drilling costs owed to operator	(261)	—	—
Proceeds from sale of oil and gas properties	—	—	74,209
Proceeds from sale of other fixed assets	—	—	26
Proceeds from sale of assets held for sale	2,850	—	—

Net cash used in investing activities	(562,675)	—	72,622

Cash flows from financing activities:
Funding of purchase of HIE from supply and exchange agreements	384,948	—	—
Proceeds from sale of common stock, net of offering costs	199,170	—	—
Proceeds from borrowings	67,655	—	23,000
Repayments of borrowing	(52,007)	—	(59,535)
Payment of deferred loan costs	(2,264)	—	—
Fund distribution agent account	—	—	(21,805)
Release of restricted cash held to secure letters of credit	19,000	—	—
Proceeds from (funding of) Wapiti and General Recovery Trust	—	2,000	(2,000)
Net cash provided by (used in) financing activities	616,502	2,000	(60,340)

Net increase (decrease) in cash and cash equivalents	62,859	1,653	(7,980)
Cash at beginning of period	6,185	4,882	12,862

Cash at end of period	$69,044	$6,535	$4,882

Non cash investing and financing activities and supplemental disclosure of cash paid:
Stock issued to settle bankruptcy claims	$2,468	$—	$—
Stock issued in exchange of liability	$932	$—	$—
Cash paid for interest and financing costs	$93	$—	$3,745
Restricted cash used to settle bankruptcy claims	$4,250	$—	$—
Interest capitalized into note balances	$7,839	$114	$—
Net settlement of supply and exchange agreements	$21,639	$—	$—

See Note 4 for additional non cash disclosures from the acquisition of HIE including the assumptions of liabilities.

 See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Reorganization under Chapter 11

In December 2011, Delta Petroleum Corporation (“Delta”) and its subsidiaries Amber Resources Company of Colorado, DPCA, LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc. and Castle Texas Production Limited Partnership filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In January 2012, Castle Exploration Company, Inc., a subsidiary of Delta Pipeline, LLC, also filed a voluntary petition under Chapter 11 in the Bankruptcy Court. Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

In December 2011, the Debtors filed a motion requesting an order to approve matters relating to a proposed sale of Delta’s assets, including bidding procedures, establishment of a sale auction date and establishment of a sale hearing date. In January 2012, the Bankruptcy Court issued an order approving these matters. In March 2012, Delta announced that it was seeking court approval to amend the bidding procedures for its upcoming auction to allow bids relating to potential plans of reorganization as well as asset sales. On March 22, 2012, the Bankruptcy Court approved the revised procedures.

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan of Reorganization” or the “Plan”) by which Laramie and Delta intended to form a new joint venture called Piceance Energy, LLC (“Piceance Energy”). In June 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by the Plan.

On June 4, 2012, the Debtors filed a disclosure statement relating to the Plan of Reorganization. The Plan was confirmed on August 15, 2012 and was declared effective on August 31, 2012 (the “Emergence Date”). On the Emergence Date, Delta consummated the transaction contemplated by the Contribution Agreement and each of Delta and Laramie contributed to Piceance Energy their respective assets in the Piceance Basin. Piceance Energy is owned 66.66% by Laramie and 33.34% by Delta (referred to after the closing of the transaction as “Successor”). At the closing, Piceance Energy entered into a new credit agreement, borrowed $100 million under that agreement, and distributed approximately $72.6 million net of settlements to the Company and approximately $24.9 million to Laramie. The Company used its distribution to pay bankruptcy expenses and to repay its secured debt. The Company also entered into a new credit facility and borrowed $13 million under that facility at closing, and used those funds primarily to pay bankruptcy claims and expenses.

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

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Par Petroleum Corporation and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. At September 30, 2013, the majority of our natural gas and oil activities were conducted through partnerships and joint ventures. We will include our proportionate share of assets, liabilities, revenues and expenses from these entities in our consolidated financial statements. We do not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities.

Our wholly owned primary subsidiaries include Par Piceance Energy, LLC, which owns our investment in Piceance Energy (see Note 3), Texadian Energy, Inc. (formerly known as SEACOR Energy Inc. (“Texadian”)), which we acquired on December 31, 2012 (see Note 4) and Hawaii Pacific Energy, LLC (“Hawaii Pacific Energy”)  which acquired all of the outstanding membership interests of Hawaii Independent Energy, LLC (formerly known as Tesoro Hawaii, LLC (“HIE”)), on September 25, 2013 (see Note 4).

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Some information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. As a result, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto previously filed with our Annual Report on Form 10-K for the year ended December 31, 2012.

Fresh Start Accounting and the Effects of the Plan

As required by U.S. GAAP, effective as of August 31, 2012, Par adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to the consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the two and eight months ended August 31, 2012 have been omitted. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities.

Cash Equivalents

We consider all highly liquid investments with maturities at date of acquisition of three months or less to be cash equivalents.

Restricted Cash

As of September 30, 2013, restricted cash totaled approximately $1.7 million and consisted of approximately $720,000 designated to settle bankruptcy matters that is not available for operating activities (see Note 8) and approximately $1.0 million held at a commercial bank to support a letter of credit facility related to our acquisition of HIE. At December 31, 2012, restricted cash totaled approximately $24.0 million, including amounts held at a commercial bank to support a letter of credit facility totaling approximately $19.0 million (see Note 6) and approximately $4.8 million designated to settle bankruptcy matters. During the nine months ended September 30, 2013, the $19.0 million of restricted cash supporting a letter of credit facility was released to us and was made available for general corporate purposes.

Trade Receivables

Texadian’s customers primarily included major independent refining and marketing companies. HIE’s receivables include receivables from the sale of refined products and proprietary credit card receivables from sales at its retail locations. Customers are required to pay in advance or are granted credit on a short-term basis when credit risks are considered acceptable. We routinely review our trade receivables and make provisions for doubtful accounts based on existing customer and economic conditions; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables that are deemed uncollectible are removed from accounts receivable and from the allowance for doubtful accounts when collection efforts have been unsuccessful. As of September 30, 2013, we had no significant allowance for doubtful accounts. Several of Texadian’s physical purchases and sales are with the same counterparty and are settled on a net basis and therefore Texadian’s receivables are recorded net of any corresponding payables. Additionally, we provide an accrual for natural gas and oil sales using the sales method by estimating natural gas and oil volumes and prices for months in which revenues have not been received using production and pricing information provided by the operator.

Refined Product Exchanges

As further described in Note 4, HIE has entered into supply and exchange contracts whereby it agrees to deliver a particular quantity and quality of refined products at a specified location and date to a particular counterparty and to receive from the same counterparty a particular quantity and quality of refined products at a specified location on the same or another specified date. The exchange receipts and deliveries are nonmonetary transactions that are settled in kind on a volumetric basis, with the exception of associated grade or location differentials that are settled in cash each month. These transactions are not recorded as revenue because they involve the exchange of refined product inventories held for sale in the ordinary course of business to facilitate sales to customers. The exchange transactions are recognized at the carrying amount of the inventory transferred plus or minus any cash settlement due to grade or location differentials.

Inventories

Texadian’s inventories, which consist of in-transit oil, are stated at the lower of cost or market. We record impairments, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

HIE acquires substantially all of its crude oil from Barclays Bank PLC (“Barclays”) under supply and exchange agreements as described in Note 4. Legal title to the crude oil is held by Barclays and the crude oil is stored in HIE’s storage tanks for the benefit of Barclays pursuant to a storage agreement until it is needed for further use in the refining process. At that time, certain nominated volumes are drawn out of the storage tanks and purchased by us. After processing and subject to the supply and exchange agreements described in Note 4, Barclays takes title to the refined products when the refined products enters the tanks which are then stored in HIE’s storage tanks until sold at HIE’s retail locations or to third parties. We record the inventory owned by Barclays on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties. Inventories are stated at the lower of cost or market. We use last-in, first-out as the primary method to determine the cost of crude oil and refined product inventories in our refining and retail segments. We value merchandise along with spare parts, materials and supplies at average cost.

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

HIE’s operations, especially those of the refining segment, are highly capital intensive. The refinery consists of a series of interconnected, highly integrated and interdependent crude oil processing facilities and supporting logistical infrastructure, and these units are regularly improved. We plan for these improvements by developing a multi-year capital program that is updated and revised based on changing internal and external factors.

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. The cost of repairs and normal maintenance of property, plant and equipment is expensed as incurred. Major improvements and modifications of property, plant and equipment are those expenditures that either extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset. The useful lives range from 8 to 47 years for refining assets, 3 to 30 years for logistics assets, 14 to 18 years for retail assets, 3 to 7 years for corporate assets and 3 for software. We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the shorter of the lease term or the economic life of the asset.

Goodwill and Other Intangible Assets

We recorded goodwill as a result of our acquisitions of Texadian and have preliminarily recognized goodwill with the acquisition of HIE. Goodwill was attributable to opportunities expected to arise from combining our operations with Texadian’s and HIE’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, as a result of our acquisitions of Texadian and HIE, we recorded certain other identifiable intangible assets. These intangible assets include relationships with suppliers and shippers, favorable railcar leases, trade names and trademarks. These intangible assets will be amortized over their estimated useful lives on a straight line basis.

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

We review property, plant and equipment and other long-lived assets whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. Our AROs arise from plugging and abandonment liabilities for our natural gas and oil wells, as well as AROs arising from HIE’s refinery and retail operations. We record AROs at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

We cannot currently estimate the fair value for certain AROs associated with HIE primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos), and removal or dismantlement requirements associated with the closure of our refining facility, terminal facilities or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment..

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and environmental expenses are recorded primarily in operating expenses in our statements of consolidated operations.

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

Texadian enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Texadian’s policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should Texadian not designate a contract as a normal purchase or normal sale or should a scheduled delivery under the terms of contract not occur, then these exceptions may require the recording of the contract as a derivative.  If derivative accounting treatment is required then these contracts would be recorded at fair value as either an asset or a liability and marked to market each reporting period with changes in fair value being charged to earnings. As of September 30, 2013, we have elected the normal purchase normal sale exemption for these contracts. As such, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for Texadian’s open contracts that were settled in the first quarter of 2013.

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

As a part of the Plan of Reorganization, we issued warrants (see Note 6) that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, our delayed draw term loan facility contains certain puts that are required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reported in earnings.

The carrying value of trade accounts receivable and accounts payable approximates fair value due to their short term nature. Our long-term debt is recorded on the amortized cost basis. We estimate our long term debt’s fair value to be approximately $61.3 million at September 30, 2013 using a discounted cash flow analysis and an estimate of the current yield 5.7% by reference to market interest rates for term debt of comparable companies which is considered to be a Level 3 fair value measurement (see Note 7).

Accrued Settlement Claims

As of September 30, 2013, we have accrued approximately $6.4 million relating to claims resulting from our bankruptcy (see Note 8). Professional fees relating to the settlement of bankruptcy claims are charged to earnings in the period incurred.

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

We expect to incur state income tax liabilities as a result of HIE’s and Texadian’s operations.  They operate in states where we have no net operating loss carryovers available to offset taxable income generated within those states.  Accordingly, we have accrued state income tax expense of approximately $0 and $650,000 for the three and nine months ended September 30, 2013, respectively.

Stock Based Compensation

We recognize the cost of share based payments over the period the employee provides service, generally the vesting period, and includes such costs in general and administrative expense in the statements of operations. The fair value of equity instruments issued to employees is measured on the grant date and recognized over the service period on a straight-line basis.

Revenue Recognition

Natural Gas and Oil

Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue and recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

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

Refining and Retail

HIE recognizes revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in revenues in our statements of consolidated operations, while the related transportation costs are included in cost of sales or operating expenses. Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations

Other Income

For the nine months ended September 30, 2013, other income totaled approximately $797,000 and consists primarily of a state tax refund totaling approximately $483,000 and a legal settlement of approximately $200,000.

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

(3) Investments in Piceance Energy

We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence, but do not control the operating and financial policies, and as a result, we do not meet the accounting criteria which require us to consolidate the joint venture. The LLC Agreement provides that its sole manager may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of its board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. In addition, Piceance Energy has a $400 million secured revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $140 million.  As of September 30, 2013, the balance outstanding on the revolving credit facility was approximately $90.0 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of Par Piceance Energy. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.

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

The change in our equity investment in Piceance Energy is as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)

Beginning balance	$103,815	$104,434
Income (loss) from unconsolidated affiliates	(907)	(1,772)
Capitalized drilling costs obligation paid	15	261

Ending balance	$102,923	$102,923

Summarized balance sheet information and our share of the equity investment are as follows:

	September 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Assets
Cash and equivalents	$23	$8
Accounts receivable	3,486	1,162
Prepaids and other assets	1,323	441

Total current assets	4,832	1,611

Natural gas and oil property, successful efforts method of accounting	549,327	183,146
Other real estate and land	14,314	4,772
Office furniture and equipment	3,110	1,037

Total	566,751	188,955
Less: accumulated depletion, depreciation and amortization	(107,216)	(35,746)

Total property and equipment, net	459,535	153,209
Deferred issue costs and other assets, net	953	318

Total assets	$465,320	$155,138

	September 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)

Accounts payable and accrued liabilities	$5,023	$1,675
Natural gas and oil sales payable	11,041	3,681
Derivative liabilities	542	181

Total current liabilities	16,606	5,537

Note payable	90,000	30,006
Asset retirement obligations	2,959	987

Total non-current liabilities	92,959	30,993

Total liabilities	109,565	36,530

Members equity
Members’ equity	365,046	121,706
Accumulated deficit	(9,291)	(3,098)

Total members’ equity	355,755	118,608

Total liabilities and members’ equity	$465,320	$155,138

At September 30, 2013, our members’ equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment recorded on our consolidated balance sheet by approximately $15.7 million. We attribute this difference, which is expected to be permanent, to lack of control and marketability discounts.

Summarized income statement information and our share for the period for which our investment was accounted for under the equity method is as follows:

	Three Months Ended September 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Natural gas, oil and natural gas liquids revenues	$14,622	$4,875

Natural gas and oil operating expenses	7,416	2,473
Depletion, depreciation and amortization	6,897	2,299
Management fee	1,950	650
General and administrative	447	149

Total operating expenses	16,710	5,571

Loss from operations	(2,088)	(696)
Other income (expense)
Income from derivatives	106	35
Interest expense and debt issue costs	(718)	(239)
Other expense	(20)	(7)

Total other expense, net	(632)	(211)

Net loss	$(2,720)	$(907)

	Nine Months Ended September 30, 2013
	100%	Our Share
	(Unaudited)
	(in thousands)
Natural gas, oil and natural gas liquids revenues	$44,076	$14,695

Natural gas and oil operating expenses	22,160	7,388
Depletion, depreciation and amortization	17,557	5,854
Management fee	5,850	1,950
General and administrative	2,420	807

Total operating expenses	47,987	15,999

Loss from operations	(3,911)	(1,304)
Other income (expense)
Income from derivatives	825	275
Interest expense and debt issue costs	(2,139)	(713)
Other expense	(91)	(30)

Total other expense, net	(1,405)	(468)

Net loss	$(5,316)	$(1,772)

(4) Acquisitions

Texadian Energy, Inc. (formerly known as SEACOR Energy Inc.)

On December 31, 2012, we acquired Texadian, an indirect wholly-owned subsidiary of SEACOR Holdings Inc., for $14.0 million plus estimated net working capital of approximately $4.0 million at closing resulting in approximately $18.0 million of cash paid at closing. Texadian operates an oil transportation, distribution and marketing business with significant logistics capabilities. We acquired Texadian in furtherance of our growth strategy that focuses on the acquisition of income producing businesses. The purchase price for the acquisition was funded with a combination of cash and additional borrowings under the Tranche B Loan (see Note 6).

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

Hawaii Independent Energy, LLC (formerly known as Tesoro Hawaii, LLC)

On June 17 , 2013 (the “Execution Date”), our wholly-owned subsidiary, Hawaii Pacific Energy, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Tesoro Corporation, (the “Seller”) and solely for the purpose set forth in the Purchase Agreement, Tesoro Hawaii, LLC (“Tesoro Hawaii”). Pursuant to the Purchase Agreement, on September 25, 2013 (the “Effective Date”), Hawaii Pacific Energy purchased from the Seller all of the issued and outstanding units representing the membership interests in Tesoro Hawaii (the “Purchased Units”), and indirectly thereby also acquired Tesoro Hawaii’s wholly owned subsidiary, Smiley’s Super Service, Inc. Tesoro Hawaii owns and operates (i) a petroleum refinery located at the Campbell Industrial Park in Kapolei, Hawaii (the “Refinery”), (ii) certain pipeline assets, floating pipeline mooring equipment, and refined products terminals, and (iii) retail assets selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii. Following the acquisition, Tesoro Hawaii was renamed Hawaii Independent Energy, LLC (“HIE”).

Hawaii Pacific Energy purchased the Purchased Units for $75.0 million plus or minus adjustments for net working capital, plus adjustments for inventories at closing and plus certain contingent earnout payments of up to $40.0 million. The earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of HIE in excess of $165.0 million during such calendar years, with an annual cap of $20.0 million. In the event that the Refinery ceases operations or in the event Hawaii Pacific Energy disposes of any facility used in the acquired business, Hawaii Pacific Energy's obligation to make earnout payments could be modified and/or accelerated as provided in the Purchase Agreement. The purchase price was paid with a portion of the net proceeds from the sale of the shares of our common stock in a private transaction, amounts received pursuant to the Supply and Exchange Agreements as described below and the ABL Facility (see Note 6).

Prior to the Execution Date, the Seller had commenced activities to shutdown the Refinery and to convert it into an import terminal. The Purchase Agreement contains certain pre-closing covenants, including covenants related to the startup of operations at the Refinery (the “Refinery Startup Activities”). The expenses associated with the Refinery Startup Activities were approximately $28.0 million (the “Startup Expenses”). Pursuant to the terms of the Purchase Agreement, Hawaii Pacific Energy made an initial deposit of $15.0 million for the Startup Expenses on the Execution Date. The next $5.0 million of Startup Expenses were borne by the Seller, with all Startup Expenses in excess of $20.0 million borne by Hawaii Pacific Energy. Due to the Startup Expenses exceeding $20.0 million, Hawaii Pacific Energy made an additional deposit of $7.0 million for the Startup Expenses on August 5, 2013.  In addition, Hawaii Pacific Energy funded $2.3 million on July 23, 2013 for a major overhaul of a gas turbine engine used in the operations of the refinery's steam cogeneration. These amounts are considered as additional consideration for the Purchased Units.

 Supply and Exchange Agreements

On September 25, 2013 and in connection with the acquisition by Hawaii Pacific Energy of the Purchased Units, HIE entered into the following agreements with Barclays Bank PLC, a public limited company organized under the laws of England and Wales (“Barclays”): (i) a framework agreement (the “Framework Agreement”) to which Hawaii Pacific Energy is also a party; (ii) a 2002 ISDA Master Agreement, including the Schedule thereto, the Oil Annex incorporated therein, the 1994 Credit Support Annex (New York law), the Initial Crude Purchase Confirmation, the Initial Product Purchase Confirmation, the Crude Oil Supply Master Confirmation, the Oil Products Exchange Master Confirmation, the Products Offtake Master Confirmation and the Confirmation of Forward Purchase Agreement for Refined Products (collectively, the “ISDA Agreement”); (iii) a storage and services agreement (the “Storage and Services Agreement”); and (iv) an agency and advisory agreement (the “Advisory Agreement” and, collectively with the Framework Agreement, ISDA Agreement and Storage and Services Agreement, the “Supply and Exchange Agreements”).

Pursuant to the Supply and Exchange Agreements, Barclays purchased the crude oil and refined product inventory owned by HIE on the Effective Date, and following the Effective Date, will (A) provide crude oil supply and intermediation arrangements to meet the processing needs of HIE’s petroleum refinery located at the Campbell Industrial Park in Kapolei, Hawaii (the “Refinery”), (B) provide a refined product exchange mechanism to HIE permitting it to flow volumes of refined product through Barclay’s inventory, and (C) store its crude oil and refined product inventory at the terminals and related facilities owned and operated by HIE.

Set forth below are certain of the additional material terms of the Supply and Exchange Agreements:

Term: The Supply and Exchange Agreements will remain in effect for three years following the Effective Date, subject to HIE’s right to extend the term for two additional one-year terms.

Covenants: The Supply and Exchange Agreements require HIE and Hawaii Pacific Energy to comply with various affirmative and negative covenants affecting their respective businesses and operations, including compliance by HIE with a minimum liquidity requirement.

Exclusivity: During the term of the Supply and Exchange Agreements, HIE agrees not to purchase crude oil from any party other than Barclays, except for purchases of an amount and grade of crude oil roughly equivalent to that set forth in a transaction supplement pursuant to the ISDA Agreement that has been rejected by Barclays three consecutive times.

Collateral: All obligations arising under the Supply and Exchange Agreements are secured by a lien in favor of Wells Fargo Bank, N.A., as collateral agent for Barclays (in such capacity, the “Inventory Agent”), on substantially all of HIE’s assets, including, but not limited to, the Refinery and all of its accounts receivable, facilities, real property and improvements, pursuant to an inventory first lien security agreement (the “Inventory Security Agreement”), an inventory second lien security agreement (the “Inventory Second Lien Security Agreement”) and a first lien mortgage (the “Inventory Mortgage”). The rights and remedies of the Inventory Agent, and the priority of the Inventory Agent’s security interest in the collateral, are subject to an intercreditor agreement dated as of the Effective Date (the “HIE Intercreditor Agreement”), among Barclays, the Inventory Agent, Deutsche Bank AG New York Branch, acting as collateral agent under the ABL Facility (as defined below) and as administrative agent under the ABL Facility, and Hawaii Pacific Energy and HIE, as grantors. In addition, pursuant to the ISDA Agreement, HIE may be required to provide additional credit support to Barclays in the form of cash, letters of credit and/or negotiable debt obligations of the U.S. Treasury Department.

Guaranty and Pledge by Hawaii Pacific Energy: Hawaii Pacific Energy has granted a security interest in favor of the Inventory Agent in all of the membership interests Hawaii Pacific Energy owns in HIE (the “Inventory Pledged Collateral”) pursuant to a Membership Interests First Lien Pledge Agreement in favor of the Inventory Agent (the “Inventory Pledge Agreement”). The obligations of HIE under the Supply and Exchange Agreements are guaranteed by Hawaii Pacific Energy, however, the recourse of the Inventory Agent under Hawaii Pacific Energy’s guaranty is limited to the Inventory Pledged Collateral plus certain fees and expenses specified therein to the extent incurred by Barclays or the Inventory Agent in connection with the enforcement or protection of their rights thereunder. The rights and remedies of the Inventory Agent, and the priority of the Inventory Agent’s security interest in the Inventory Pledged Collateral, are subject to the HIE Intercreditor Agreement.

The purchase of the purchased units was accounted for as a business combination in accordance with ASC 805 whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill is defined in ASC 805 as the future economic benefit of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to opportunities expected to arise from combining our operations with HIE’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets. These include trade names and trademarks. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.

The purchase price allocation is tentative and preliminary. We may have material changes to working capital, goodwill and various other assets and liabilities as better information becomes available in the fourth quarter.

A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Property, plant and equipment	$66,144
Land	39,800
Goodwill	5,203
Intangible assets	4,782
Net working capital	462,427
Contingent consideration liability	(10,500)
Other noncurrent liabilities	(8,249)

Total, net of cash acquired	$559,607

The acquisition was partially funded from net proceeds totaling approximately $384.9 million from the Supply and Exchange Agreements described above. We incurred approximately $1.0 million of expense associated with the acquisition. The results of operations of HIE are included in our consolidated statement of operations beginning September 25, 2013. We have not presented pro forma results for Predecessor periods as those Predecessor periods are not comparable to the current periods.

(5) Inventories

Inventories at September 30, 2013 consist of the following:

	Titled Inventory	Supply and Exchange Agreements	Total

Crude oil and feedstocks	$—	$128,871	$128,871
Refined products and blend stock	49,841	199,094	248,935
Warehouse stock and other	17,992	—	17,992

	$67,833	$327,965	$395,798

(6) Debt

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement; (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan.  During the nine months ended September 30, 2013, we borrowed an additional $17.0 million for general corporate use.  As of September 30, 2013, we have no capacity for future borrowings under this Loan Agreement.

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

We are also required to make certain mandatory repayments after certain dispositions of property, debt issuances, and joint venture distributions from Piceance Energy, casualty events and equity issuances, in each case subject to customary reinvestment provisions. These mandatory repayments are subject to the prepayment premiums described above.

The contingent repayments described above are required to be accounted for as an embedded derivative. The estimated fair value of the embedded derivative at issuance was approximately $65,000 and was recorded as a derivative liability with the offset to debt discount. Subsequent changes in fair value are reflected in earnings (see Note 7).

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

Covenants. The Loan Agreement has no financial covenants that we are required to comply with; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations with which we were in compliance at September 30, 2013.

Amendment to the Loan Agreement

On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian Energy, the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which certain lenders (the “Tranche B Lenders”) agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35.0 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian, the Tranche B Loan provided cash collateral for a Letter of Credit Facility with Compass Bank (as described below). The Tranche B Loan was refinanced and replaced on July 24, 2013 by the New Tranche B Loan (as described below).

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

On June 4, 2013, we entered into a Fifth Amendment to our Loan Agreement allowing us to form a subsidiary, Hawaii Pacific Energy, in furtherance of our acquisition of HIE.

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

Lender Consent to the Consummation of the Acquisition of HIE. The Lenders consented to our use of any advance under the Loan Agreement to consummate the acquisition of HIE pursuant to the Purchase Agreement.

Lender Consent to Purchase Agreement Guaranty. The Lenders consented to the execution of our guaranty of certain obligations under the Purchase Agreement.

On June 24, 2013, we entered into an Eighth Amendment to our Loan Agreement, pursuant to which the Lenders agreed to refinance and replace the Tranche B Loan outstanding immediately prior to the Eighth Amendment with new Tranche B Loans in the aggregate principal amount of $65.0 million (the “New Tranche B Loans”). The proceeds from the New Tranche B Loans were applied to prepay in full the Existing Tranche B Loans, to make payments due under the Purchase Agreement, to consummate acquisitions permitted under the Loan Agreement and for working capital and general corporate purposes.

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

Collateral. The New Tranche B Loans are secured by a lien on substantially all of our assets and our subsidiaries, excluding Texadian, Texadian Energy Canada Limited (“Texadian Canada”), certain of our immaterial subsidiaries, and Hawaii Pacific Energy and its subsidiaries.

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

Maturity Date. The New Tranche B Loans mature and are payable in full on August 31, 2016.

On September 25, 2013 and in connection with the acquisition of HIE, we entered into a Tenth Amendment to our Loan Agreement pursuant to which the Lenders (i) consented to the consummation of the transactions contemplated by the Purchase Agreement and the use of a portion of the proceeds from the sale of our common stock in a private transaction to fund a portion of the consideration in connection with the transactions contemplated by the Purchase Agreement and for certain other purposes, (ii) provided certain other consents in connection with the transactions contemplated by the Purchase Agreement, (iii) increased the interest rate applicable to certain of the loans, and (iv) amended certain provisions of the Loan Agreement and the other loan documents in connection with the consummation of the transactions contemplated by the Purchase Agreement and the sale of our common stock.

The consent provided by the Lenders was conditioned on, among other things, (A) the repayment in full of the New Tranche B Loans owing to all Lenders except for ZCOF Par Petroleum Holdings, L.L.C., and a partial repayment of the New Tranche B Loans owing to ZCOF Par Petroleum Holdings, L.L.C. from the proceeds from the sale of our common stock and (B) the proceeds from the sale of our common stock being used to consummate the transactions contemplated by the Purchase Agreement.

Set forth below are certain of the additional material terms of the Tenth Amendment:

Interest: The term loans (other than the New Tranche B Loans that remain outstanding following the repayment described above) under the Loan Agreement will bear interest (a) from September 25, 2013 through October 31, 2013, at a rate equal to 9.75% per annum payable, at the election of the Company, either (i) in cash or (ii) in-kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.

At any time after an event of default has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 2% plus the rate otherwise applicable and (ii) all interest accrued and accruing will be payable in cash on demand.

The New Tranche B Loans will bear interest (a) from June 24, 2013 through October 31, 2013, at a rate equal to 9.75% per annum payable, at the election of the Company, either (i) in cash or (ii) in-kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.

ABL Facility

On September 25, 2013 and in connection with the with the acquisition of HIE, HIE and its subsidiary (the “ABL Borrowers”) and Hawaii Pacific Energy entered into an ABL credit agreement (the “ABL Facility”) with Deutsche Bank AG New York Branch, as administrative agent and ABL loan collateral agent (in such capacities, the “ABL Agent”) for the lenders party thereto from time to time, including Deutsche Bank AG New York Branch (collectively, the “ABL Lenders”), pursuant to which the ABL Lenders agreed to provide the ABL Borrowers with a senior secured revolving credit facility of up to $125.0 million under which the ABL Borrowers may borrow amounts from time to time based on the available borrowing base as determined in accordance with the ABL Facility. The ABL Facility also allows the ABL Borrowers to use up to $50 million of availability under the ABL Facility for the issuances of letters of credit. The ABL Borrowers borrowed $15 million on September 25, 2013 under the ABL Facility in order to, in part, (i) fund the purchase price under the Purchase Agreement, and (ii) provide working capital to the ABL Borrowers. The proceeds from any future amounts borrowed pursuant to the ABL Facility will be used for general corporate purposes and to fund the working capital of the ABL Borrowers.

Set forth below are certain of the material terms of the ABL Facility:

Interest: Outstanding balances on the ABL Facility bear interest at the base rate specified below (“Base Rate”) plus a margin (based on a sliding scale of 1.00% to 1.50% depending on the borrowing base usage) or the adjusted LIBO rate specified below (“LIBO Rate”) plus a margin (based on a sliding scale of 2.00% to 2.50% depending on the borrowing base usage). Notwithstanding the foregoing, for the remainder of the current fiscal year of the ABL Borrowers, the margin will be 1.25% for Base Rate loans and 2.25% for LIBO Rate loans. The Base Rate is equal to the highest of (i) the prime lending rate of the ABL Agent, (ii) the Federal Funds Rate plus 0.5% per annum, and (iii) the LIBO Rate for a LIBO Rate loan denominated in dollars with a one-month interest period commencing on such day plus 1.00%. The LIBO Rate for a particular interest period is equal to the rate determined by the ABL Agent at approximately 11:00 a.m. (London time) on the date that is two business days prior to the commencement of the particular interest period by reference to the Reuters Screen LIBOR01 for deposits in dollars for a particular interest period.

Collateral: The amounts borrowed pursuant the ABL Facility and all obligations arising under the ABL Facility are secured by a lien in favor of the ABL Agent on substantially all of HIE’s assets, including, but not limited to, accounts receivable, inventory that we own, the Refinery and all of its facilities, real property and improvements, pursuant to an ABL loan second lien security agreement, an ABL loan first lien security agreement and a second lien mortgage. The rights and remedies of the ABL Agent and ABL Lenders and the priority of the ABL Agent’s security interest in the collateral are subject to the HIE Intercreditor Agreement.

Guaranty and Pledge by HPE: Hawaii Pacific Energy has granted a security interest in favor of the ABL Agent in all of the membership interests Hawaii Pacific Energy owns in HIE (the “ABL Pledged Collateral”) pursuant to a Membership Interests Second Lien Pledge Agreement in favor of ABL Agent. The obligations of the ABL Borrowers under the ABL Facility are guaranteed by Hawaii Pacific Energy, however, the recourse of the ABL Agent under Hawaii Pacific Energy’s guaranty is limited to the ABL Pledged Collateral plus certain fees and expenses specified therein to the extent incurred by Barclays or the Inventory Agent in connection with the enforcement or protection of their rights thereunder. The rights and remedies of the ABL Agent, and the priority of the ABL Agent’s security interest in the ABL Pledged Collateral, are subject to the HIE Intercreditor Agreement.

Fees and Commissions: The ABL Borrowers agreed to pay commitment fees for the ABL Facility equal to 0.375% if the borrowing base usage is greater than 50% and 0.500% if the borrowing base usage is less than or equal to 50%. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to LIBO Rate loans, a facing fee and customary administrative fees.

Term: All loans and other obligations outstanding under the ABL Facility are payable in full on September 25, 2017.

Covenants: The ABL Facility requires HIE and its subsidiaries and Hawaii Pacific Energy to comply with various affirmative and negative covenants affecting its business and operations, including compliance by HIE in certain circumstances with a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, to total fixed charges of 1.0 to 1.0.

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly owned subsidiary Texadian Canada entered into an uncommitted credit agreement with BNP Paribas, as the initial lender party thereto, and BNP Paribas, as the administrative agent and collateral agent for the lenders and as an issuing bank (the “Uncommitted Credit Agreement”). The Uncommitted Credit Agreement provides for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50.0 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero.  As of September 30, 2013, Texadian was in compliance with these covenants.

Letter of Credit Facility

On December 27, 2012, we entered into a letter of credit facility agreement with Compass Bank, as the lender (the “Compass Letter of Credit Facility”). The Compass Letter of Credit Facility, which matures on December 26, 2013, provides for a letter of credit facility in an aggregate principal amount of $30.0 million that is available for the issuance of cash-collateralized standby letters of credit for us or any of our subsidiaries’ account. Letters of credit issued under the Compass Letter of Credit Facility are secured by an amount of cash pledged and delivered by us to Compass equal to one hundred five percent (105%) of the undrawn amount of all outstanding letters of credit. We agreed to pay a letter of credit fee equal to one and one half percent (1.5%) per annum of the stated face amount of each letter of credit for the number of days such letter of credit is to remain outstanding plus standard and customary administrative fees. The Compass Letter of Credit Facility does not contain any financial covenants; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations. The Compass Letter of Credit Facility was terminated on June 7, 2013.

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

Warrant Issuance Agreement

Pursuant to the Plan of Reorganization, on the Emergence Date, we issued to the Lenders warrants (the “Warrants”) to purchase up to an aggregate of 9,592,125 shares of our common stock (the “Warrant Shares”). In connection with the issuance of the Warrants, we also entered into a Warrant Issuance Agreement, dated as of the Emergence Date (the “Warrant Issuance Agreement”). Subject to the terms of the Warrant Issuance Agreement, the holders are entitled to purchase shares of common stock upon exercise of the Warrants at an exercise price of $0.01 per share of common stock (the “Exercise Price”), subject to certain adjustments from time to time as provided in the Warrant Issuance Agreement. The Warrants expire on the earlier of (i) August 31, 2022 or (ii) the occurrence of certain merger or consolidation transactions specified in the Warrant Issuance Agreement. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis.

The number of Warrant Shares issued on the Emergence Date was determined based on the number of shares of our common stock issued as allowed claims on or about the Emergence Date by the Bankruptcy Court pursuant to the Plan of Reorganization. The Warrant Issuance Agreement provides that the number of Warrant Shares and the Exercise Price shall be adjusted in the event that any additional shares of common stock or securities convertible into common stock (the “Unresolved Bankruptcy Shares”) are authorized to be issued under the Plan by the Bankruptcy Court after the Emergence Date as a result of any unresolved bankruptcy claims under the Plan. Upon each issuance of any Unresolved Bankruptcy Shares, the Exercise Price shall be reduced to an amount equal to the product obtained by multiplying (A) the Exercise Price in effect immediately prior to such issuance or sale, by (B) a fraction, the numerator of which shall be (x) 147,655,815 and (y) the denominator of which shall be the sum of (1) 147,655,815 and (2) and the number of additional Unresolved Bankruptcy Shares authorized for issuance under the Plan. Upon each such adjustment of the Exercise Price, the number of Warrant Shares shall be increased to the number of shares determined by multiplying (A) the number of Warrant Shares which could be obtained upon exercise of such Warrant immediately prior to such adjustment by (B) a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. In the event that any Lender or its affiliates fails to fund its pro rata portion of any Loans required to be made under the Loan Agreement, then the number of Warrant Shares exercisable under the Warrants held by such Lender will be reduced to an amount equal to the product of (i) the number of Warrant Shares initially exercisable under the Warrant held by the Lender and (ii) a fraction equal to one minus the quotient obtained by dividing (x) the amount of Loans previously made under the Loan Agreement by such Lender by (y) such Lender’s full commitment for Loans.

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

From the Emergence Date through September 30, 2013, we issued an additional 2,232,934 Unresolved Bankruptcy Shares. This entitles the Lenders to receive an additional 145,057 Warrant Shares based on the formula described above increasing the total Warrant Shares to 9,737,182 at September 30, 2013.

Based on certain anti-dilution provisions in the Warrant Issuance Agreement, we have concluded that the Warrants are not indexed to our equity. Accordingly, on the Emergence Date we estimated the fair value of the Warrants on the date of grant to be approximately $6.6 million and recorded the estimated fair value of the Warrants as a derivative liability with the offset to debt discount. The debt discount will be amortized over the life of the Loan Agreement, using the effective interest method. Subsequent changes in the fair value of the Warrants are reflected in earnings (see Note 7).

Summary

Our debt at September 30, 2013 is as follows (in thousands):

Delayed Draw Term Loan Agreement, including interest in-kind	$32,389
New Tranche B Loan, including interest in-kind	18,760
ABL Facility	21,000
Less: unamortized debt discount – warrants and embedded derivative	(4,701)

Total debt, net of unamortized debt discount	67,448
Less: current maturities	—

Long term debt, net of current maturities and unamortized discount	$67,448

 Interest and financing costs consists of the following:
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)

Interest accrued in kind	$2,395	$5,196
Amortization of debt discount relating to the warrants and embedded derivative	493	1,372
Accretion of 3% repayment premium on the Delayed Draw Term Loan Agreement	24	72
Accretion of 5% exit fee on the Tranche B Loan	—	1,750
Accretion of 2.5% exit fee on the New Tranche B Loan	909	1,078
Amortization of deferred loan costs	35	247
Miscellaneous	79	91

Interest and financing costs, net	$3,935	$9,806

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

Assets and Liabilities Measure at Fair Value on a Nonrecurring Basis

Purchase Price Allocation of HIE – The preliminary fair values of the assets acquired and liabilities assumed as a result of the HIE acquisition were estimated as of the date of the acquisition using the Level 3 valuation techniques described in notes (a) through (g) described below.

	Fair Value at September 25, 2013	Fair Value Technique
	(in thousands)
Net working capital	$462,427	(a)
Property, plant and equipment	66,144	(b)
Land	39,800	(c)
Trade names and trade marks	4,782	(d)
Goodwill	5,203	(e)
Contingent consideration liability	(10,500)	(f)
Other noncurrent liabilities	(8,249)	(g)

	$559,607

(a)	Current assets acquired and liabilities assumed were recorded at their estimated fair value.
(b)
The estimated fair value of the property, plant and equipment was estimated using the cost approach. Under the cost approach, the total replacement cost of the property is determined based on industry sources with adjustments for regional factors. The total cost is then adjusted for depreciation based on the physical age of the assets and external obsolescence.

(c)
The estimated fair value of the land was estimated using the sales comparison approach. Under this approach, the sales prices of similar properties are adjusted to account for differences in land characteristics. We consider this to be a Level 3 fair value measurement.

(d)
The estimated fair value of the trade names and trademarks was estimated using a form of the income approach, the Relief from Royalty Method. Significant inputs used in this model include estimated revenue attributable to the trade names and trademarks and a royalty rate. An increase in the estimated revenue or royalty rate would result in an increase in the value attributable to the trade names and trademarks. We consider this to be a Level 3 fair value measurement.

(e)	The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.
(f)
The estimated fair value of the liability for contingent consideration was estimated using Monte Carlo Simulation. Significant inputs used in the model include estimated future gross margin, annual gross margin volatility and a present value factor. An increase in estimated future gross margin, volatility or the present value factor would result in an increase in the liability. We consider this to be a Level 3 fair value measurement.

(g)	Other noncurrent assets and liabilities are recorded at their estimated net present value as estimated by management.

Assets and Liabilities Measure at Fair Value on a Recurring Basis

Derivative liabilities associated with our debt agreement – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique a Monte Carlo Simulation analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the stock price of $1.81 per share, initial exercise price $0.01, term of 8.92 years, risk free rate of 2.42%, and expected volatility of 72.5%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $1.79 per share, or approximately $17.4 million, as of September 30, 2013. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative is estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. At September 30, 2013, we estimate the fair value of the embedded derivative to be $153,000 based on the probability of us repaying the loan prior to maturity.

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of September 30, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers. As of September 30, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts except for contracts treated as normal purchase or normal sale contracts as discussed in our Summary of Significant Accounting Policies.

Contingent consideration liability – As described in Note 4, the purchase price for our acquisition of HIE may be increased pursuant to an earn out provision. The initial value of the contingent consideration was estimated to be approximately $10.5 million as described in (f) above. The liability will be re-measured at the end of each reporting period using the valuation technique as described above. We do not believe that there has been a material change in the liability from September 25, 2013 through September 30, 2013.
Our liabilities measured at fair value on a recurring basis as of September 30, 2013 consist of the following (in thousands):

	September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivatives:
Warrants	$(17,437)	$—	$—	$(17,437)
Contingent consideration liability	(10,500)	$—	—	(10,500)
Embedded derivatives	(153)	—	—	(153)

	$(28,090)	$—	$—	$(28,090)

	Location on Consolidated Balance Sheet	Fair Value at September 30, 2013
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$(17,437)
Contingent consideration liability	Noncurrent liabilities	$(10,500)
Embedded derivative	Noncurrent liabilities	$(153)

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using Level 3 on a reoccurring basis for the nine months ended September 30, 2013 is as follows (in thousands):

Description
Balance, at December 31, 2012	$(10,945)
Purchases, issuances, and settlements	(10,500)
Total unrealized losses included in earnings	(6,645)
Transfers	—

Balance, at September 30, 2013	$(28,090)

The following table summarizes the pretax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

	For the three months ended September 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(1,390)
Embedded derivatives	Other income (expense)	285
Commodities - exchange traded futures	Other income (expense)	—
Commodities - physical forward contracts	Other income (expense)	—

	For the nine months ended September 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(6,645)
Embedded derivatives	Other income (expense)	45
Commodities - exchange traded futures	Other income (expense)	104
Commodities - physical forward contracts	Other income (expense)	306

(8) Commitments and Contingencies

Environmental Matters

Like other petroleum refiners, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.  Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.  Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Such estimates may be subject to revision in the future as regulations and other conditions change.

Periodically, we receive communications from various federal, state, and local governmental authorities asserting violations of environmental laws and/or regulations.  These governmental entities may also propose or assess fines or require corrective actions for these asserted violations.  We intend to respond in a timely manner to all such communications and to take appropriate corrective action.  We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations, or cash flows.

Hawaii Consent Decree On September 25, 2013, Hawaii Pacific Energy, Tesoro and HIE entered into an Environmental Agreement (the “Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities relating to the acquisition of HIE, including the Consent Decree as described below.

Tesoro is currently negotiating a consent decree with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned by Tesoro and its affiliates (the “Consent Decree”), including the Refinery.  It is anticipated that the Consent Decree will be finalized sometime during the first quarter of 2014 and will require certain capital improvements to the Refinery to reduce emissions of air pollutants.

It is not possible at this time to estimate the cost of compliance with the ultimate decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the closing date of the Purchase Agreement (the “Closing Date”). Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, this obligation terminates on the third anniversary of the Closing Date.

Regulation of Greenhouse Gases The EPA began regulating greenhouse gases in January 2011 under the Clean Air Act Amendment of 1990 (the “Clean Air Act”).  Any new construction or material expansions will require that, among other things, a greenhouse gas permit be issued at either or both the state or federal level in accordance with the Clean Air Act regulations, and we will be required to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce greenhouse gas emissions.  The determination would be on a case by case basis, and the EPA has provided only general guidance on which controls will be required or delegated to the states through State Implementation Plans.

Furthermore, the EPA is currently developing refinery-specific greenhouse gas regulations and performance standards that are expected to impose, on new and modified operations, greenhouse gas emission limits and/or technology requirements.  These control requirements may affect a wide range of refinery operations but have not yet been delineated.  Any such controls, however, could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

In 2007, the State of Hawaii passed Act 34, which required that greenhouse gas emissions be rolled back on a state wide basis to 1990 levels by the year 2020. Although delayed by two years, the Hawaii Department of Health (“DOH”) is on schedule to finalize and issue regulations by the end of 2013 that would require each major facility to reduce CO2 emission by 16% by 2020 relative to calendar year 2010 baseline (the first year in which greenhouse gas was reported to the EPA under 40 CFR Part 98). The Refinery’s capacity to reduce fuel use and greenhouse gas emissions is limited. However, the state’s pending regulation allows, and the Refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current greenhouse gas inventory and future year projection. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.

Fuel Standards: In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present productions and logistic challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.

In May 2013, the EPA published a proposed Tier 3 gasoline standard that would lower the allowable sulfur level in gasoline to 10 ppm, lower the standards for Reid vapor pressure, and also lower the allowable benzene, aromatics and olefins content of gasoline, while possibly increasing octane requirements. The proposed effective date for the new standard,  January 1, 2017, gives refiners nation-wide little time to engineer, permit and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the Refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association have already filed extensive comments and intend to challenge the proposed regulation.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Recovery Trusts

On the date we emerged from bankruptcy, or the Emergence Date, two trusts were formed, the Wapiti Recovery Trust (the “Wapiti Trust”) and the Delta Petroleum General Recovery Trust (the “General Trust,” and together with the Wapiti Trust, the “Recovery Trusts”). The Recovery Trusts were formed to pursue certain litigation against third-parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S.

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

From the Emergence Date through September 30, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

Shares Reserved for Unsecured Claims

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 106 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for $258,905 in cash and 202,753 shares of common stock.  Pursuant to the Plan, during the nine months ended September 30, 2013, the Recovery Trustee settled an additional 47 claims with an aggregate face amount of $17.5 million for approximately $2.7 million in cash and 2,013,773 shares of common stock.

As of September 30, 2013, it is estimated that a total of 34 claims totaling approximately $49.6 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor Company owned a 2.41934% working interest in the unit. In addition, litigation and/or settlement efforts are ongoing with other claim holders.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 544 shares per $1,000 of claim. At September 30, 2013, we have reserved approximately $6.4 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows:

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364,000	—	$—	$—	—	3	$22,364,000
Former Employee Claims	32	16,379,849	13	3,685,253	229,478	202,231	19	12,694,596
Macquarie Capital (USA) Inc.	1	8,671,865	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	—	—	—	—	1	3,200,000
Other Various Claims*	69	23,113,659	12	2,914,859	29,427	522	57	20,198,800

Total	106	$73,729,373	25	$6,600,112	$258,905	202,753	81	$67,129,261

	For the Nine Months Ended September 30, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	1	$—	$—	—	2	$22,364,000
Former Employee Claims	19	12,694,596	339,588	1,614,988	—	—
Macquarie Capital (USA) Inc.	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	2,000,000	—	—	—
Other Various Claims*	26	1,620,177	397,754	398,785	31	18,578,623

Total	47	$17,514,773	$2,737,342	2,013,773	34	$49,614,488

*	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

Subsequent to September 30, 2013, the Recovery Trustee settled the Macquarie Capital (USA) Inc. claim for $2.5 million in cash. In addition, two claims with an aggregate face amount of approximately $678,000 were settled for $145,000 in cash and 46,935 shares of common stock.

HIE

Operating Leases

HIE has various cancellable and noncancellable operating leases related to land, vehicles, office and retail facilities and other facilities used in the storage, transportation and sale of crude oil and refined products. In general, these leases have remaining primary terms of up to 32 years and typically contain multiple renewal options.

The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation and sale of crude oil and refined products. HIE has operating leases for most of our retail stations with primary terms of up to 32 years, and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation and sale of crude oil and refined products have various expiration dates extending to 2027.
Minimum annual lease payments extending to 2027, for operating leases to which HIE is legally obligated and having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2013	$12,105
2014	11,312
2015	10,384
2016	9,432
2017	8,712
Thereafter	32,172

Total minimum rental payments	$84,117

Capital Leases

HIE’s capital lease obligations relate primarily to the leases of five retail stations with initial terms of 17 years, with four 5-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2013	$382
2014	382
2015	382
2016	382
2017	382
Thereafter	840
Total minimum lease payments	2,750
Less amount representing interest	968

Total minimum rental payments	$1,782

Other

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

As of September 30, 2013, Texadian had various agreements to lease railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. Leases generally range in duration of five years or less and contain lease renewal options at fair value.

 (9) Stockholders’ Equity

Common Stock

On September 13, 2013, we entered into the Common Stock Purchase Agreement pursuant to which we agreed to sell, contemporaneously with the consummation of the acquisition of HIE, shares of our common stock at a price of $1.39 per share (the “Shares”) in a private transaction (the “Stock Sale”). Certain purchasers, namely, ZCOF Par Petroleum Holdings, L.L.C., an affiliate of Zell Credit Opportunities Master Fund, L.P. (“ZCOF”), and affiliates of Whitebox Advisors, LLC (“Whitebox”), each owned 10% or more of the our common stock directly or through affiliates prior to the execution of the Common Stock Purchase Agreement and are deemed to be our affiliates as a result of such ownership. ZCOF and Whitebox have representatives on our board of directors.

On September 25, 2013, we completed the Stock Sale and issued 143,884,892 Shares. The Stock Sale resulted in aggregate gross proceeds to us of approximately $200.0 million. We did not engage any investment advisors with respect to the Stock Sale, and no finders’ fees or commissions will be paid to any party in connection therewith. The Shares have been issued and sold by us in a private placement transaction in reliance upon an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2013, we issued approximately 2,014,000 shares of our common stock for settlement of bankruptcy claims and approximately 3,129,000 shares of restricted and unrestricted common stock to certain key employees and directors.

Registration Rights Agreement

In connection with the closing of the sale of the Shares, we entered into a registration rights agreement (the “Registration Rights Agreement”), with the purchasers of the Shares. Under the Registration Rights Agreement, we agreed to file a registration statement relating to the Shares with the U.S. Securities and Exchange Commission within 60 days after the closing date of the sale which would be declared effective within 180 days of the closing date of the sale. We also agreed to use commercially reasonable efforts to keep the registration statement effective until the earliest to occur of (i) the disposition of all registrable securities, (ii) the availability under Rule 144 of the Securities Act of 1933, as amended, for each holder of registrable securities to immediately freely resell such registrable securities without volume restrictions or (iii) the third anniversary of the effective date of the registration statement.

The Registration Rights Agreement also provides the right for a holder or group of holders of more than $50 million of registrable securities to demand that we conduct an underwritten public offering of the registrable securities. However, the demanding holders are limited to a total of three such underwritten offerings, with no more than one demand request for an underwritten offering made in any 365 day period. Additionally, the Registration Rights Agreement contains customary indemnification rights and obligations for both us and the holders of registrable securities.

If the registration statement (i) is not filed with the SEC on or prior to the applicable deadline (ii) is not declared effective by the SEC prior to the applicable deadline, or (iii) does not remain effective for the applicable effectiveness period described above then from that date until cured, we must pay, as liquidated damages and not as a penalty, an amount in cash equal to 0.25% of the purchaser’s allocated purchase price per calendar month, not to exceed 0.75% of the allocated purchase price. We will accrue an obligation for the Registration Rights Agreement when it is probable that an obligation has been incurred and the amount can be reasonably determined.

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

On December 31, 2012, a total of 2,191,834 shares of our restricted common stock were granted to members of the Board of Directors and certain key employees. During the nine months ended September 30, 2013, an additional 3,094,168 shares of our restricted stock were granted to certain key employees. Restricted stock granted to members of the Board vests in full after one year from the date of grant, while most restricted stock granted to employees vests on a pro-rata basis over five years. For the nine months ended September 30, 2013, the following activity occurred under our Incentive Plan:

	Shares	Weighted- Average Grant Date Fair Value
Stock Awards:
Non vested balance, beginning of period	2,191,834	$1.09
Granted	3,094,168	1.77
Vested	—	—
Forfeited	—	—

Non vested balance, end of period	5,286,002	$1.49

For the three and nine months ended September 30, 2013, we recognized compensation costs of approximately $210,000 and $491,000, respectively, related to the restricted stock awards. As of September 30, 2013, there are approximately $6.3 million of total unrecognized compensation costs related to restricted stock awards, which are expected to be recognized on a straight-line basis over a weighted average period of 4.6 years. The grant date fair value was estimated using the previous 20 days average trading price of our common stock.

(10) Income Taxes

Under the Plan of Reorganization, our prepetition debt securities, primarily prepetition notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. Tax regulations provide that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our NOLs and other “Tax Attributes” after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 and certain prior interest payments on debt converted to equity. Our NOLs have been reduced by approximately $230 million of CODI as a result of emergence from Chapter 11.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at September 30, 2013.

During the three and nine month periods ended September 30, 2013, no adjustments were recognized for uncertain tax benefits.

Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue.  Our NOL carry forwards will not always be available to offset taxable income apportioned to the various states.  The states from which Texadian’s revenues and HIE’s revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of Texadian’s and HIE’s operations.  State income tax expense of approximately $0 and $650,000 was recognized for the three and nine months ending September 30, 2013, respectively.

During 2013 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

(11) Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net loss by the sum of the weighted average number of common shares outstanding, and the weighted average number of shares issuable under the Warrants, representing 9,737,182 shares (see Note 5 and 6). U.S. GAAP requires the inclusion of these Warrants in the calculation of basic EPS because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the computation as these shares are not considered earned until vesting. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	One Month Ended September 30, 2012	Two Months Ended August 31, 2012
Net loss attributable to common stockholders	$(14,620)	$(2,002)	$(16,062)

Basic weighted-average common stock outstanding	167,523	157,248	28,841
Add: dilutive effects of common stock equivalents	—	—	—

Diluted weighted-average common stock outstanding	167,523	157,248	28,841

Basic loss per common share:	$(0.09)	$(0.01)	$(0.56)

Diluted loss per common share:	$(0.09)	$(0.01)	$(0.56)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	One Month Ended September 30, 2012	Two Months Ended August 31, 2012
Stock issuable upon conversion of convertible notes	—	—	379
Stock options	—	—	150
Non-vested restricted stock	5,231	—	558

Total potentially dilutive securities	5,231	—	1,087

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2013	One Month Ended September 30, 2012	Eight Months Ended August 31, 2012

Net loss attributable to common stockholders	$(28,650)	$(2,002)	$(45,437)

Basic weighted-average common stock outstanding	161,633	157,248	28,841
Add: dilutive effects of common stock equivalents	—	—	—

Diluted weighted-average common stock outstanding	161,633	157,248	28,841

Basic loss per common share:	$(0.18)	$(0.01)	$(1.57)

Diluted loss per common share:	$(0.18)	$(0.01)	$(1.57)

Potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2013	One Month Ended September 30, 2012	Eight Months Ended August 31, 2012
Stock issuable upon conversion of convertible notes	—	—	379
Stock options	—	—	150
Non-vested restricted stock	5,231	—	558

Total potentially dilutive securities	5,231	—	1,087

(12) Segment Information

Following our acquisitions of HIE and Texadian, we have four business segments, (i) natural gas and oil exploration and production, (ii) commodity transportation and marketing (iii) refining and (iv) retail. The retail segment is comprised of 31 retail locations that sell various refined products and merchandise to customers located across Oahu, Maui and Hawaii. Summarized financial information concerning reportable segments consists of the following (in thousands):

For the three months ended September 30, 2013:	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Refining	Retail	Trust Litigation and Settlements	Total
Sales and operating revenues	$2,182	$4,598	$26,133	$2,472	$—	$35,385
Operating income	648	1,952	405	494	(549)	2,950
Loss from unconsolidated affiliate	(907)	—	—	—	—	(907)
Capital expenditures	37	—	—	—	—	37
Capital additions from acquisitions*	—	—	101,103	4,670	—	105,773
Depreciation, depletion, amortization and accretion	519	599	96	—	—	1,214

For the nine months ended September 30, 2013:	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Refining	Retail	Trust Litigation and Settlements	Total
Sales and operating revenues	$5,988	$100,355	$26,133	$2,472	$—	$134,948
Operating income (loss)	483	13,773	405	494	(5,713)	9,442
Loss from unconsolidated affiliate	(1,773)	—	—	—	—	(1,773)
Capital expenditures	128	—	—	—	—	128
Capital additions from acquisitions*	—	—	101,103	4,670	—	105,773
Depreciation, depletion, amortization and accretion	1,291	1,631	96	—	—	3,018

* Includes only amounts capitalized as property, plant and equipment from the acquisition of HIE.

At September 30, 2013, our reportable segment assets consisted of the following (in thousands):

	Natural Gas and Oil Exploration and Production	Commodity Transportation and Marketing	Refining	Retail	Trust Litigation and Settlements	Total
Current assets	$3,273	$33,847	$489,056	$6,441	$720	$533,337
Property and equipment, net	4,697	47	103,715	2,120	—	110,579
Investments in unconsolidated affiliates	102,923	—	—	—	—	102,923
Goodwill and other intangible assets, net	—	15,593	9,801	—	—	25,394
Other long term assets	9	—	17,132	—	—	17,141

Totals	$110,902	$49,487	$619,704	$8,561	$720	$789,374

Reconciliation of reportable segment assets to our consolidated totals is as follows (in thousands):

September 30, 2013
Total assets for reportable segments	$789,374
Cash and restricted cash not allocated to segments	33,064
Property and equipment	4,446
Prepaid expenses and other assets	1,230

Total assets	$828,114

For the comparable periods in 2012, 100% of our activities were natural gas and oil exploration and production so no comparable segment information has been provided.

(13) Related Party Transactions

Certain of our stockholders who are lenders under the Loan Agreement received Warrants exercisable for shares of common stock in connection with such loan (see Note 6).

On September 17, 2013 (but effective January 1, 2013), we entered into letter agreements (the “Services Agreements”) with Equity Group Investments, an affiliate of ZCOF (“EGI”), and Whitebox.  Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include, (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.

EGI and Whitebox will not receive a fee for the provision of the strategic, advisory or consulting services set forth in the Services Agreements, but may be periodically reimbursed by us, upon request, for (i) travel and out of pocket expenses, provided that in the event that such expenses exceed $50,000 in the aggregate with respect to any single proposed matter, EGI or Whitebox, as applicable, will obtain our consent prior to incurring additional costs, and (ii) provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants and other professionals incurred in connection with EGI’s or Whitebox’s, as applicable, services under the Services Agreements.  In consideration of the services provided by EGI and Whitebox unless the Services Agreements, we agreed to indemnity each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder.

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated, by either party, at least 60 days prior to any extension date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Based in Houston, Texas, we are a diversified energy holding company created through the successful reorganization of Delta Petroleum (NYSE: DPTR) in August 2012. The reorganization converted $265.0 million of unsecured debt to equity and allowed us to preserve significant tax attributes. Currently, we maintain interests in a variety of energy-related assets including assets located in the Piceance Basin, a crude oil logistics business focused on moving Canadian crude oil to the Gulf Coast and an integrated refinery, distribution and marketing business in Hawaii.

Our natural gas weighted holdings consist of a 33.34% interest in a joint venture entity called Piceance Energy, LLC (“Piceance Energy”). The remaining ownership interest in Piceance Energy is held by Laramie Energy II, LLC (“Laramie”), which manages the day to day operations of the joint venture. Piceance Energy was formed and capitalized in August 2012 when we and Laramie Energy contributed oil and natural gas assets, surface real estate, and other related assets located in the Piceance Basin geological province of Colorado to the joint venture entity.

In December 2012, we acquired Texadian Energy, Inc. (“Texadian”) (formerly known as SEACOR Energy, Inc.) for $14.0 million in cash, plus $4.0 million in working capital. Texadian’s focus is the sourcing, marketing, transportation and distribution of crude oil and refined products. Texadian’s logistics capability consists of historical pipeline shipping status, a rail car fleet, and expertise in contracted chartering of tows and barges, with the capability of moving crude oil from land-locked locations in the Western U.S. and Canada to the refining hubs in the Midwest, the Gulf Coast, and the East Coast regions of the United States.

On September 25, 2013, we acquired Hawaii Independent Energy, LLC (“HIE”) (formerly known as Tesoro Hawaii, LLC (“Tesoro Hawaii”)) for $75.0 million in cash, plus or minus adjustments for net working capital, plus adjustments for inventories at closing, plus certain contingent earn out payments of up to $40.0 million.  We also contributed approximately $22.0 million for renovation and improvements at the refinery and funded $2.3 million for a major overhaul of a gas turbine used at the refinery.  HIE is an integrated refined products business serving Hawaii and owns a refinery in Kapolei, Hawaii (the “Refinery”) that has approximately 94,000 barrels per day of throughput capacity, 2.4 million barrels of crude oil and feedstock storage and 2.5 million barrels of refined products storage. The Refinery processes ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products. HIE’s logistics assets include five refined products terminals, 27 miles of pipelines, a single point mooring and other associated logistics assets. In addition, HIE owns 31 retail outlets located across the islands of Oahu, Maui and Hawaii.

As a result of these transactions, our results of operations for any period after September 30, 2013 will not be comparable to any period before September 30, 2013.  We will continue to recognize our proportional share of the earnings or losses of Piceance Energy, which will be driven by drilling results and market prices.  We will also continue to reflect results of operations at Texadian, which will be dependent primarily on marketing and transportation revenues.  But we anticipate our results of operations, capital and liquidity positions and the overall success of our business will depend, in large part, on the results of our refinery operations.  The difference, or spread, between crude oil prices and the prices we receive for finished products (also known as the “crack spread”) will be the primary driver of the refinery’s results of operations and therefore, of our own profitability.

Reorganization under Chapter 11

In December  2011, Delta Petroleum Corporation (“Delta”) and its subsidiaries Amber Resources Company of Colorado, DPCA, LLC, Delta Exploration Company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc. and Castle Texas Production Limited Partnership filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In January 2012, Castle Exploration Company, Inc., a subsidiary of Delta Pipeline, LLC, also filed a voluntary petition under Chapter 11 in the Bankruptcy Court. Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

In December 2011, the Debtors filed a motion requesting an order to approve matters relating to a proposed sale of Delta’s assets, including bidding procedures, establishment of a sale auction date and establishment of a sale hearing date. In January 2012, the Bankruptcy Court issued an order approving these matters. In March 2012, Delta announced that it was seeking court approval to amend the bidding procedures for its upcoming auction to allow bids relating to potential plans of reorganization as well as asset sales. In March 2012, the Bankruptcy Court approved the revised procedures.

Following the auction, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie as the sponsor of the Plan of Reorganization by which Laramie and Delta intended to form Piceance Energy as a new joint venture. In June 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with Piceance Energy and Laramie to effect the transactions contemplated by Plan.

On June 4, 2012, the Debtors filed a disclosure statement relating to the Plan of Reorganization. The Plan was confirmed on August 16, 2012 and was declared effective on August 31, 2012 (the “Emergence Date”). On the Emergence Date, Delta consummated the transactions contemplated by the Contribution Agreement and each of Delta and Laramie contributed to

Piceance Energy their respective assets in the Piceance Basin. Piceance Energy is owned 66.66% by Laramie and 33.34% by Delta (referred to after the closing of the transaction as “Successor”). At the closing, Piceance Energy entered into a new credit agreement, borrowed $100 million under that agreement, and distributed approximately $72.6 million net of settlements to the Company and approximately $24.9 million to Laramie. The Company used its distribution to pay bankruptcy expenses and repaid secured debt. The Company also entered into a new credit facility and borrowed $13 million under that facility at closing, and used those funds primarily to pay bankruptcy claims and expenses.

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

Fresh Start Accounting and the Effects of the Plan

As required by U.S. generally accepted accounting principles (“U.S. GAAP”), effective as of August 31, 2012, we adopted fresh start accounting following the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 “Reorganizations” (“ASC 852”). Fresh start accounting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as “Predecessor”) and are not comparable to consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the two and eight months ended August 31, 2012 have been omitted. Fresh start accounting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities.

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

Piceance Energy, LLC Agreement

In connection with the consummation of the Contribution Agreement, as discussed under “- Reorganization under Chapter 11”, Laramie and Par Piceance Energy Equity LLC, one of our wholly owned subsidiaries (“Par Piceance Energy Equity”), entered into the LLC Agreement. The business of Piceance Energy is to own the natural gas and oil, surface real estate, and related assets formerly owned by Laramie and us in Garfield and Mesa Counties, Colorado, or other assets subsequently acquired by Piceance Energy, and to operate such assets. Pursuant to the LLC Agreement, Piceance is managed by Laramie, which controls its day-to-day operations, subject to the supervision of a six-person board, four (4) of which were appointed by Laramie and two

(2) of which were appointed by Par Piceance Energy Equity. Certain major decisions require the unanimous consent of the board. The LLC Agreement provides that the sole manager, which is initially Laramie, may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of the board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. The LLC Agreement also contains certain restrictions on transfers by the members of their units. One such restriction provides that in the event one member elects to sell or transfer a majority of its units, the other member may elect to participate in such sale. The LLC Agreement also provides that under certain circumstances, a member desiring to transfer all, but not less than all, of its units may require the other member to participate in such transfer.

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

Availability under the Piceance Energy Credit Facility is limited to the lesser of (i) $400 million or (ii) the borrowing base in effect from time to time. The initial borrowing base at the Emergence Date was set at $140 million. The borrowing base is determined by the Administrative Agent and the lenders, in their sole discretion, based on customary lending practices, review of the natural gas and oil properties included in the borrowing base, financial review of Piceance Energy, and such other factors as may be deemed relevant. The borrowing base is redetermined (i) on or about March 15 of each year based on the previous December 31 reserve report prepared by an independent engineering firm acceptable to the Administrative Agent, and (ii) on or about September 15 of each year based on the previous June 30 reserve report prepared by Piceance Energy’s internal engineers. The borrowing base was redetermined on March 12, 2013 and set at $140 million. In connection with the consummation of the Contribution Agreement, Piceance Energy borrowed $100 million under the Piceance Energy Credit Facility and distributed approximately $72.6 million of that amount to us and approximately $24.9 million to Laramie. The total amount outstanding under the Piceance Energy Credit Facility of September 30, 2013 is approximately $90.0 million.

The Piceance Energy Credit Facility will mature on June 4, 2016. Amounts borrowed bear interest at rates ranging from LIBOR plus 1.75% to LIBOR plus 2.75% per annum for Eurodollar loans and the prime rate plus 0.75% to prime rate plus 1.75% per annum for Base Rate loans, depending upon the ratio of outstanding credit to the borrowing base. The agreement contains customary operational and financial covenants, including a current ratio covenant, a total debt to consolidated EBITDAX covenant and a borrowing base covenant. At September 30, 2013, Piceance Energy was in compliance with all such covenants. Under the terms of the Piceance Energy Credit Facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including Par Piceance Energy Equity.

HIE

On September 25, 2013, we acquired Tesoro Hawaii. Tesoro Hawaii’s assets include the Kapolei refinery, 31 retail stations and the associated logistical assets. Following the acquisition, Tesoro Hawaii was renamed “Hawaii Independent Energy, LLC.”

Refining.  Our 94,000 barrel per day Hawaii refinery is located in Kapolei on approximately 130 acres about 20 miles west of Honolulu. Barclays Bank PLC supplies the refinery with crude oil from South America, Southeast Asia, the Middle East, Russia and other foreign sources. The Refinery's major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, hydrotreating, and naphtha reforming units, which produce gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils, liquefied petroleum gas and asphalt.

Transportation. Crude oil is transported to Hawaii in tankers, which discharge through our single-point mooring, approximately two miles offshore from the refinery. Our three underwater pipelines from the single-point mooring allow crude oil and refined products to be transferred to and from the refinery. We own and operate a refined products pipeline from our Hawaii refinery to the Sand Island terminal, which we operate, and to third-party terminals on the island of Oahu. Furthermore, our four refined products pipelines connect the Hawaii refinery to Barbers Point Harbor, approximately three miles away, where refined products are loaded on ships and barges to transport to the neighboring islands. The Barbers Point Harbor pipelines are also connected to other third-party origination and destination points. We operate a proprietary trucking business at our Hawaii refinery to transport refined products to other customers.

Terminals.  We operate refined products terminals on Maui and on the Island of Hawaii and operate a diesel terminal on Oahu. We also operate an aviation fuel terminal on Kauai, and distribute refined products from our refinery to customers through third-party terminals in our market areas.

Wholesale Marketing and Refined Product Distribution. We sell refined products including gasoline and gasoline blendstocks, jet fuel, diesel fuel, heavy fuel oils and residual products in both the bulk and wholesale markets. We currently sell in the wholesale market primarily through independent unbranded distributors that sell refined products purchased from us through our terminal. Our bulk sales are primarily to independent unbranded distributors, utilities, airlines, the military and marine and industrial end-users. These products are primarily distributed by pipelines, ships, barges, and trucks. Our sales include refined products that we manufacture or purchase.

Jet Fuel. We supply jet fuel to passenger and cargo airlines at airports in Hawaii. We also supply military grade jet fuel to locations in Hawaii. The demand for jet fuel is seasonal.

Gasoline and Gasoline Blendstocks.  We sell gasoline and gasoline blendstocks in both the bulk and wholesale markets in Hawaii. We sell, at wholesale, to unbranded distributors and high-volume retailers, and we distribute refined product through owned terminals.

Diesel Fuel.  We sell diesel fuel primarily on a wholesale basis for marine, transportation, industrial and agricultural use. We sell lesser amounts to end-users through marine terminals and for power generation in Hawaii.

Heavy Fuel Oils and Residual Products.  We sell heavy fuel oils to other refiners, third-party resellers, electric power producers and marine and industrial end-users through our refinery and terminals in Hawaii. We are also a supplier of liquid asphalt.

Texadian Energy, Inc.

We acquired Texadian in December 2012. Texadian currently focuses on the trading of crude oil, transportation, and storage for third parties of hydrocarbon fluids used in the manufacturing or development of energy products in North America. Our business strategy is to transport oil from low cost production areas in Canada to Woodriver, Illinois or the Gulf Coast of the United States. We recently finalized a contract for a terminal in Harford, Illinois. The contract is a terminal agreement for crude oil storage and blending facilities. As a part of this contract, we will have access to two tanks currently under construction with a total capacity of 340,000 barrels along with 300,000 barrels of dock space. The facility began operation on September 1, 2013 and construction of the tanks is expected to be completed in the fourth quarter of 2013. In addition, we provide tow and barge services and lease railcars.

Operations Overview

During the first eight months of 2012, we focused on our restructuring while operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code. Our operations consisted of maintaining and operating existing natural gas and oil properties with no significant exploration or drilling activities. Effective August 31, 2012, we emerged from Chapter 11 of the U.S. Bankruptcy Code. Since then, our operations primarily consisted of activities related to our minority ownership interest in Piceance Energy, Texadian which we acquired effective December 31, 2012, and HIE which we acquired effective September 25, 2013. A discussion of operations follows.

Results of Operations

For this discussion, we will sometimes refer to Par post bankruptcy as the “Successor” and to Delta pre-bankruptcy as the “Predecessor”. The following discussion and analysis relates to items that have affected the Successor’s results of operations for three months ended September 30, 2013, and the results of operations of the Successor for the month ended September 30, 2012 and the Predecessor for the two months ended August 31, 2012.

Successor three months ended September 30, 2013 compared to Successor month ended September 30, 2012 and Predecessor two months ended August 31, 2012

The 2013 and 2012 periods lack comparability due to the application of fresh start accounting effective August 31, 2012, the contribution of the majority of our natural gas and oil assets to Piceance Energy effective August 31, 2012, our acquisition of Texadian effective December 31, 2012 and our acquisitions of HIE effective September 25, 2013.

Net Loss. Net loss was approximately $14.6 million, or a loss of $0.09 per basic and diluted common share, for the three months ended September 30, 2013, compared to a net loss of approximately $2.0 million, or a loss of $0.01 per basic and diluted common share, for the month ended September 30, 2012 and a net loss of approximately $16.1 million, or a loss of $0.56 per basic and diluted common share, for the two months ended August 31, 2012.

Operating Revenues. For the three months ended September 30, 2013, our operating revenues was approximately $33.2 million, consisting of refining revenues totaling approximately $26.1 million, retail revenues of approximately $2.5 million and marketing and transportation revenues of approximately $4.6 million. There were no such revenues in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively. For the three months ended September 30, 2013, tow and barge revenues was approximately $1.3 million. Pipeline transportation and rail car lease revenues totaled approximately $2.9 million.

Natural Gas and Oil Sales. For the three months ended September 30, 2013, natural gas and oil sales was approximately $2.2 million. For the one and two months ended September 30, 2012 and August 31, 2012, respectively, natural gas and oil sales were approximately $584,000 and $5.5 million, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Cost of Revenues. For the three months ended September 30, 2013, our cost of revenues was approximately $30.7 million consisting of refining costs totaling approximately $26.6 million, retail costs of approximately $2.0 million, and marketing and transportation costs of approximately $2.1 million. There were no such expenses in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively.  Barge transportation costs and dock space fees were approximately $600,000. Pipeline and rail car lease expense tariff expense was approximately $1.3 million.

Lease Operating Expense. For the three months ended September 30, 2013, lease operating expense was approximately $1.0 million. For the one and two months ended September 30, 2012 and August 31, 2012, respectively, lease operating expense were approximately $332,000 and $2.2 million, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Transportation Expense. For the three months ended September 30, 2013 and the one month ended September 30, 2012, we incurred no transportation expense.   For two months ended August 31, 2012, transportation expense was approximately $1.7 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Production Taxes. For the three months ended September 30, 2013, production taxes was approximately $15,000. For the one and two months ended September 30, 2012 and August 31, 2012, production taxes were approximately $3,000 and $180,000, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Depreciation, Depletion, Amortization and Accretion. For the three months ended September 30, 2013, depreciation, depletion, amortization and accretion expense was approximately $1.2 million. For the one and two months ended September 30, 2012 and August 31, 2012, depreciation, depletion, amortization and accretion expense were approximately $124,000 and $5.8 million, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Dry Hole Costs and Impairments. Dry hole costs and impairments for the two month period ended August 31, 2012 were approximately $151.3 million. On August 31, 2012, concurrent with the approval of the Plan, our oil and natural gas properties were reclassified to assets held for sale resulting in a fair value impairment of approximately $151.3 million.

Trust Litigation and Settlements. For the three months ended September 30, 2013, trust litigation and settlement expense was approximately $549,000.

General and Administrative Expense. For the three months ended September 30, 2013, the general and administrative expense was approximately $10.4 million. For the one and two months ended September 30, 2012 and August 31, 2012, general and administrative expense were approximately $356,000 and $1.7 million, respectively. Significant components of general and administrative expense for the three months ended September 30, 2013, include general and administrative expense related to HIE and Texadian totaling approximately $0.2 million and $1.0 million, respectively, professional fees of approximately $4.9 million including legal costs associated with our acquisition of HIE of $1.2 million, compensation and benefit expense of approximately $1.0 million, information technology expense of approximately $2.2 million and miscellaneous expense of approximately $1.1 million.

Loss From Unconsolidated Affiliates. For the three months ended September 30, 2013, our allocated loss from Piceance Energy totaled approximately $907,000, which includes an operating loss of approximately $696,000 and financing costs of approximately $239,000 less a gain of approximately $35,000 from derivative obligations. For the month ended September 30, 2012, our allocated loss from our investment in Piceance Energy was approximately $1,525,000, which includes a $3.4 million loss from derivative activities and a loss of $921,000 from operating activities.

Interest Expense and Financing Costs. For the three months ended September 30, 2013, our interest expense and financing costs was approximately $3.9 million consisting of interest accrued in kind totaling approximately $2.4 million, amortization of debt discount related to our Loan Agreement totaling approximately $493,000, accretion of the 2.5% exit penalty on our Tranche B Loans of approximately $909,000 and amortization of deferred loan costs of approximately $35,000. For the one and two months ended September 30, 2012 and August 31, 2012, interest expense and financing costs were approximately $246,000 and $2.0 million, respectively. The consummation of the Plan of Reorganization on August 31, 2012 resulted in a new capital structure for us.

Unrealized Loss of Derivative Instruments. For the three months ended September 30, 2013, we recognized an unrealized loss on our embedded derivative and warrant derivative liabilities of approximately $1.4 million due to mark to market adjustments resulting from an increase in the price of our common stock.

Income Taxes. For the three months ended September 30, 2013, we recorded no state tax expense. We recorded no Federal income tax expense or benefit in any period presented as there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Reorganization Items. For the two months ended August 31, 2012, we recognized approximately $10.7 million in professional fees and administrative expenses, a loss of approximately $14.8 million relating to a change in fair value of assets due to fresh start accounting adjustments, and a gain on the extinguishment of debt of approximately $168.3 million related to the settlement of our senior debt. There are no reorganization items in periods subsequent to August 31, 2012.

The following discussion and analysis relates to items that have affected the Successor’s results of operations for nine months ended September 30, 2013, the one month ended September 30, 2012 and the results of operations of the Predecessor for the eight months ended August 31, 2012.

Successor nine months ended September 30, 2013 compared to Successor one month ended September 30, 2012 and  Predecessor eight months ended August 31, 2012

The 2013 and 2012 periods lack comparability due to the application of fresh start accounting effective August 31, 2012, the contribution of the majority of our natural gas and oil assets to Piceance Energy effective August 31, 2012, our acquisition of Texadian effective December 31, 2012 and our acquisitions of HIE effective September 25, 2013.

Net Loss. Net loss was approximately $28.7 million, or a loss of $0.18 per basic and diluted common share, for the nine months ended September 30, 2013, compared to a net loss of approximately $2.0 million, or a loss of $0.01 per basic and diluted common share, for the one month ended September 30, 2012 and a net loss of approximately $45.4 million, or a loss of $1.57 per basic and diluted common share, for the eight months ended August 31, 2012

Operating Revenues. For the nine months ended September 30, 2013, our operating revenues was approximately $129.0 million, consisting of refining revenues totaling approximately $26.1 million, retail revenues of approximately $2.5 million and marketing and transportation revenues of approximately $100.4 million. There were no such revenues in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, tow and barge revenues was approximately $90.4 million. In addition, pipeline transportation and rail car leases totaled approximately $9.9 million.

Natural Gas and Oil Sales. For the nine months ended September 30, 2013, natural gas and oil sales was approximately $6.0 million. For the one month ended September 30, 2012 and eight months ended August 31, 2012, natural gas and oil sales were approximately $584,000 and $23.1 million, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Cost of Revenues. For the nine months ended September 30, 2013, our cost of revenues was approximately $113.6 million consisting of refining costs totaling approximately $26.6 million, retail costs of approximately $2.0 million, and marketing and transportation costs of approximately $85.0 million. There were no such expenses in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively.  Cost of goods sold associated with tow and barge charters was approximately $73.5 million.  Related barge transportation costs and dock space fees were approximately $7.2 million. Pipeline and railcar lease expense was approximately $4.2 million.

Lease Operating Expense. For the nine months ended September 30, 2013, lease operating expense was approximately $4.2 million. For the one month ended September 30, 2012 and eight months ended August 31, 2012, lease operating expenses were approximately $332,000 and $9.0 million, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Transportation Expense. For the nine months ended September 30, 2013 and the one month ended September 30, 2012, we incurred no transportation expense.   For the eight months ended August 31, 2012, transportation expense were approximately $7.0 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Production Taxes. For the nine months ended September 30, 2013, production taxes was approximately $39,000. For the one month ended September 30, 2012 and eight months ended August 31, 2012, production taxes were approximately $3,000 and $979,000, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Dry Hole Costs and Impairments. Dry hole costs and impairments for the eight month period ended August 31, 2012 were approximately $151.3 million On August 31, 2012, concurrent with the approval of the Plan, our oil and natural gas properties were reclassified to assets held for sale resulting in a fair value impairment of approximately $151.3 million.

Depreciation, Depletion, Amortization and Accretion. For the nine months ended September 30, 2013, depreciation, depletion, amortization and accretion expense was approximately $3.0 million. For the one month ended September 30, 2012 and eight months ended August 31, 2012, depreciation, depletion, amortization and accretion expense were approximately $124,000 and $16.0 million, respectively. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy.

Trust Litigation and Settlements. For the nine months ended September 30, 2013, trust litigation and settlement expense was approximately $5.7 million and consisted of professional fees relating to Recovery Trust activities paid through restricted cash of approximately $2.3 million and an increase in the settlement claim liability of approximately $3.9 million, offset by recoveries of approximately $500,000.

General and Administrative Expense. For the nine months ended September 30, 2013, general and administrative expense was approximately $19.4 million. For the one month ended September 30, 2012 and eight months ended August 31, 2012, general and administrative expense were approximately $356,000 and $9.4 million, respectively. Significant components of general and administrative expense for the nine months ended September 30, 2013, include general and administrative expense related to HIE and Texadian totaling approximately $0.2 million and $5.0 million, respectively, professional fees of approximately $8.6 million including legal costs associated with our acquisition of HIE of approximately $1.2 million, compensation and benefit expense of approximately $1.0 million, information technology expense of approximately $2.2 million and miscellaneous expense of approximately $2.4 million.

Loss From Unconsolidated Affiliates. For the nine months ended September 30, 2013, our allocated loss from Piceance Energy totaled approximately $1.8 million, which includes an operating loss of approximately $1.3 million and financing costs of approximately $713,000 less a gain of approximately $275,000 from derivative obligations. For the month ended September 30, 2012, our allocated loss from our investment in Piceance Energy was approximately $1,525,000, which includes a $3.4 million loss from derivative activities and a loss of $921,000 from operating activities.

Interest Expense and Financing Costs. For the nine months ended September 30, 2013, our interest expense and financing costs was approximately $9.8 million consisting of interest accrued in kind totaling approximately $5.2 million, amortization of debt discount related to our Loan Agreement totaling approximately $1.4 million, accretion of the 5% and 2.5% exit penalties on our Tranche B Loans of approximately $1.8 million and $1.1 million, respectively, and amortization of deferred loan costs of approximately $245,000. For the one month ended September 30, 2012 and eight months ended August 31, 2012, interest expense and financing costs were approximately $246,000 and $6.9 million, respectively. The consummation of the Plan of Reorganization on August 31, 2012 resulted in a new capital structure for us.

Unrealized Loss of Derivative Instruments. For the nine months ended September 30, 2013, we recognized an unrealized loss on our embedded derivative and warrant derivative liabilities of approximately $6.6 million due to mark to market adjustments resulting from an increase in the price of our common stock.

Other Income. For the nine months ended September 30, 2013, other income totaled approximately $786,000 and consists primarily of a state tax refund totaling approximately $483,000 and a legal settlement of approximately $200,000. Other income for the one month ended September 30, 2012 was not significant. For the eight months ended August 31, 2012, other income was approximately $526,000.

Income Taxes. For the nine months ended September 30, 2013, we recorded a state tax expense of approximately $650,000 due to the operating results of Texadian. We recorded no Federal income tax expense or benefit in any period presented as there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Reorganization Items. For the eight months ended August 31, 2012, we recognized approximately $22.4 million in professional fees and administrative expenses, a loss of approximately $14.8 million relating to a change in fair value of assets due to fresh start accounting adjustments, and a gain on the extinguishment of debt of approximately $168.7 million related to the settlement of our senior debt. There are no reorganization items in periods subsequent to August 31, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we have access to the Texadian Uncommitted Credit Agreement and the ABL Facility, as described below, and unrestricted cash of $69.0 million. In addition, in conjunction with our acquisition of HIE, and to finance the acquisition and the operations of the business of HIE after the acquisition, we sold an aggregate of $200.0 million of our common stock in a private placement and entered into a crude oil supply and intermediation arrangement. Since the Emergence Date, the primary uses of our capital resources have been in the operations of Texadian and HIE, payment of operating expenses related to our natural gas and oil assets, acquisitions, professional fees, and bankruptcy expenses. Prior to our bankruptcy filing, our sources of liquidity and capital resources were cash provided through the issuance of debt and equity securities when market conditions permitted, operating activities, sales of natural gas and oil properties, and borrowings under our credit facilities. During bankruptcy proceedings, our principal sources of liquidity and capital resources were borrowings under the Predecessor’s secured debtor-in-possession credit facility and cash flows from operating activities.

Prior to our acquisitions of Texadian and HIE, our principal asset since the consummation of the Plan and our emergence from bankruptcy was a minority interest in Piceance Energy. Piceance Energy’s primary sources of liquidity are cash from operations and borrowings under the Piceance Energy Credit Facility. Piceance Energy’s ability to distribute cash to us under the Piceance Energy Credit Facility is subject to various covenants, by our need to satisfy our obligations under the Loan Agreement, and by potential capital contributions required to be made by us to Piceance Energy. We expect that the operations of HIE and Texadian will provide us with additional liquidity. We also expect to have minimal cash flows from certain assets not contributed to Piceance Energy pursuant to the Contribution Agreement on the Emergence Date.

We may be required to fund capital contributions of up to $20.0 million to Piceance Energy under the LLC Agreement. We expect that our capital contributions will be funded from available cash on hand, advances under the Loan Agreement, and possible equity contributions from certain existing stockholders. If our cash sources are not sufficient to fund our entire capital contribution, then our equity ownership interest in Piceance Energy may be reduced or diluted to the extent of our shortfall.

Private Placement Equity Transaction

On September 13, 2013, we entered into the Common Stock Purchase Agreement pursuant to which we agreed to sell, shares of our common stock at a price of $1.39 per share (the “Shares”) in a private transaction (the “Stock Sale”). Certain purchasers, namely, ZCOF Par Petroleum Holdings, L.L.C., an affiliate of Zell Credit Opportunities Master Fund, L.P. (“ZCOF”), and affiliates of Whitebox Advisors, LLC (“Whitebox”), each owned 10% or more of the our common stock directly or through affiliates prior to the execution of the Common Stock Purchase Agreement and are deemed to be our affiliates as a result of such ownership. ZCOF and Whitebox have representatives on our board of directors.

On September 25, 2013, we completed the Stock Sale and issued 143,884,892 Shares. The Stock Sale resulted in aggregate gross proceeds to us of approximately $200.0 million. We did not engage any investment advisors with respect to the Stock Sale, and no finders’ fees or commissions will be paid to any party in connection therewith however we did incur approximately $830,000 of other offering related expenses which have been netted with the proceeds we received as presented within Stockholders Equity. The Shares have been issued and sold by us in a private placement transaction in reliance upon an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the Company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market

Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30.0 million. We borrowed $13.0 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement; (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan. During the nine months ended September 30, 2013, we borrowed an additional $17.0 million. As of September 30, 2013, we have no capacity for future borrowings under this Loan Agreement.

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

We are also required to make certain mandatory repayments after certain dispositions of property, debt issuances, and joint venture distributions from Piceance Energy, casualty events and equity issuances, in each case subject to customary reinvestment provisions. These mandatory repayments are subject to the prepayment premiums described above.

The contingent repayments described above are required to be accounted for as an embedded derivative. The estimated fair value of the embedded derivative at issuance was approximately $65,000 and was recorded as a derivative liability with the offset to debt discount. Subsequent changes in fair value are reflected in earnings.

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

Covenants. The Loan Agreement has no financial covenants that we are required to comply with; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations with which we are in compliance at September 30, 2013.

Amendment to the Loan Agreement

On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian (see “–Capital and Exploration Expenditures” below), the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which certain lenders (the “Tranche B Lendors”) agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35.0 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian, the Tranche B Loan provided cash collateral for the letter of credit facility with Compass Bank (as described below). The Tranche B Loan was refinanced and replaced on July 24, 2013 by the New Tranche B Loan (as described below).

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

On June 4, 2013, we entered into a Fifth Amendment to our Loan Agreement allowing us to form a subsidiary, Hawaii Pacific Energy in furtherance of our acquisition of HIE.

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

Lender Consent to Refinery Startup Reimbursement. The Lenders consented to the payment by Hawaii Pacific Energy of a cash deposit of up to $25 million, in addition to the reimbursement obligations specified in the Purchase Agreement in connection with the Refinery Startup Activities (as described below).

Lender Consent to the Consummation of the Acquisition of Tesoro Hawaii. The Lenders consented to our use of any advance under the Loan Agreement to consummate the acquisition of HIE pursuant to the Purchase Agreement.

Lender Consent to Purchase Agreement Guaranty. The Lenders consented to the execution of our guaranty of certain obligations under the Purchase Agreement.

On June 24, 2013, we entered into an Eighth Amendment to our Loan Agreement, pursuant to which the Lenders agreed to refinance and replace the Tranche B Loans outstanding immediately prior to the Eighth Amendment with new Tranche B Loans in the aggregate principal amount of $65.0 million (the “New Tranche B Loans”). The proceeds from the New Tranche B Loans were  applied to prepay in full the Existing Tranche B Loans, to make payments due under the Purchase Agreement (see Note 6), to consummate acquisitions permitted under the Loan Agreement and for working capital and general corporate purposes.

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

Collateral. The New Tranche B Loans are secured by a lien on substantially all of our assets and our subsidiaries, excluding Texadian, Texadian Energy Canada Limited (“Texadian Canada”), certain of our immaterial subsidiaries, and Hawaii Pacific Energy, LLC and its subsidiaries.

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

Maturity Date. The Tranche B Loans mature and are payable in full on August 31, 2016.

On September 25, 2013 and in connection with the acquisition of HIE, we entered into a Tenth Amendment to our Loan Agreement pursuant to which the Lenders (i) consented to the consummation of the transactions contemplated by the Purchase Agreement and the use of a portion of the proceeds from the sale of our common stock in a private transaction to fund a portion of the consideration in connection with the transactions contemplated by the Purchase Agreement and for certain other purposes, (ii) provided certain other consents in connection with the transactions contemplated by the Purchase Agreement, (iii) increased the interest rate applicable to certain of the loans, and (iv) amended certain provisions of the Loan Agreement and the other loan documents in connection with the consummation of the transactions contemplated by the Purchase Agreement and the sale of our common stock.

The consent provided by the Lenders was conditioned on, among other things, (A) the repayment in full of the New Tranche B Loans owing to all Lenders except for ZCOF Par Petroleum Holdings, L.L.C., and a partial repayment of the New Tranche B Loans owing to ZCOF Par Petroleum Holdings, L.L.C. from the proceeds from the sale of our common stock and (B) the proceeds from the sale of our common stock being used to consummate the transactions contemplated by the Purchase Agreement.

Set forth below are certain of the additional material terms of the Tenth Amendment:

Interest: The term loans (other than the New Tranche B Loans that remain outstanding following the repayment described above) under the Loan Agreement will bear interest (a) from September 25, 2013 through October 31, 2013, at a rate equal to 9.75% per annum payable, at the election of the Company, either (i) in cash or (ii) in-kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.

At any time after an event of default has occurred and is continuing, (i) all outstanding obligations will, to the extent permitted by applicable law, bear interest at a rate per annum equal to 2% plus the rate otherwise applicable and (ii) all interest accrued and accruing will be payable in cash on demand.

The New Tranche B Loans will bear interest (a) from June 24, 2013, through October 31, 2013, at a rate equal to 9.75% per annum payable, at the election of the Company, either (i) in cash or (ii) in-kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.

ABL Facility

On September 25, 2013 and in connection with the with the acquisition of Tesoro Hawaii, HIE and certain subsidiaries of HIE (the “ABL Borrowers”) and Hawaii Pacific Energy entered into an ABL credit agreement (the “ABL Facility”) with Deutsche Bank AG New York Branch, as administrative agent and ABL loan collateral agent (in such capacities, the “ABL Agent”) for the lenders party thereto from time to time, including Deutsche Bank AG New York Branch (collectively, the “ABL Lenders”), pursuant to which the ABL Lenders agreed to provide the ABL Borrowers with a senior secured revolving credit facility of up to $125.0 million under which the ABL Borrowers may borrow amounts from time to time based on the available borrowing base as determined in accordance with the ABL Facility. The ABL Facility also allows the ABL Borrowers to use up to $50 million of availability under the ABL Facility for the issuances of letters of credit. The ABL Borrowers borrowed $15 million on September 25, 2013 under the ABL Facility in order to, in part, (i) fund the purchase price under the Purchase Agreement, and (ii) provide working capital to the ABL Borrowers. The proceeds from any future amounts borrowed pursuant to the ABL Facility will be used for general corporate purposes and to fund the working capital of the ABL Borrowers.

Set forth below are certain of the material terms of the ABL Facility:

Interest: Outstanding balances on the ABL Facility bear interest at the base rate specified below (“Base Rate”) plus a margin (based on a sliding scale of 1.00% to 1.50% depending on the borrowing base usage) or the adjusted LIBO rate specified below (“LIBO Rate”) plus a margin (based on a sliding scale of 2.00% to 2.50% depending on the borrowing base usage). Notwithstanding the foregoing, for the remainder of the current fiscal year of the ABL Borrowers, the margin will be 1.25% for Base Rate loans and 2.25% for LIBO Rate loans. The Base Rate is equal to the highest of (i) the prime lending rate of the ABL Agent, (ii) the Federal Funds Rate plus 0.5% per annum, and (iii) the LIBO Rate for a LIBO Rate loan denominated in dollars with a one-month interest period commencing on such day plus 1.00%. The LIBO Rate for a particular interest period is equal to the rate determined by the ABL Agent at approximately 11:00 a.m. (London time) on the date that is two business days prior to the commencement of the particular interest period by reference to the Reuters Screen LIBOR01 for deposits in dollars for a particular interest period.

Collateral: The amounts borrowed pursuant the ABL Facility and all obligations arising under the ABL Facility are secured by a lien in favor of the ABL Agent on substantially all of HIE’s assets, including, but not limited to, accounts receivable, the Refinery and all of its facilities, real property and improvements, pursuant to an ABL loan second lien security agreement, an ABL loan first lien security agreement and a second lien mortgage. The rights and remedies of the ABL Agent and ABL Lenders and the priority of the ABL Agent’s security interest in the collateral are subject to the HIE Intercreditor Agreement.

Guaranty and Pledge by HPE: Hawaii Pacific Energy has granted a security interest in favor of the ABL Agent in all of the membership interests Hawaii Pacific Energy owns in HIE (the “ABL Pledged Collateral”) pursuant to a Membership Interests Second Lien Pledge Agreement in favor of ABL Agent. The obligations of the ABL Borrowers under the ABL Facility are guaranteed by Hawaii Pacific Energy, however, the recourse of the ABL Agent under Hawaii Pacific Energy’s guaranty is limited to the ABL Pledged Collateral plus certain fees and expenses specified therein to the extent incurred by Barclays or the Inventory Agent in connection with the enforcement or protection of their rights thereunder. The rights and remedies of the ABL Agent, and the priority of the ABL Agent’s security interest in the ABL Pledged Collateral, are subject to the HIE Intercreditor Agreement.

Fees and Commissions: The ABL Borrowers agreed to pay commitment fees for the ABL Facility equal to 0.375% if the borrowing base usage is greater than 50% and 0.500% if the borrowing base usage is less than or equal to 50%. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to LIBO Rate loans, a facing fee and customary administrative fees.

Term: All loans and other obligations outstanding under the ABL Facility are payable in full on September 25, 2017.

Covenants: The ABL Facility requires HIE and its subsidiaries and Hawaii Pacific Energy to comply with various affirmative and negative covenants affecting its business and operations, including compliance by HIE in certain circumstances with a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, to total fixed charges of 1.0 to 1.0.

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly owned subsidiary Texadian Canada entered into an uncommitted credit agreement with BNP Paribas, as the initial lender party thereto, and BNP Paribas, as the administrative agent and collateral agent for the lenders and as an issuing bank (the “Uncommitted Credit Agreement”). The Uncommitted Credit Agreement provides for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50.0 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero. As of September 30, 2013, Texadian was in compliance with these covenants.

Letter of Credit Facility

On December 27, 2012, we entered into a letter of credit facility agreement with Compass Bank, as the lender (the “Compass Letter of Credit Facility”). The Compass Letter of Credit Facility, which matures on December 26, 2013, provides for a letter of credit facility in an aggregate principal amount of $30.0 million that is available for the issuance of cash-collateralized standby letters of credit for us or any of our subsidiaries’ account. Letters of credit issued under the Compass Letter of Credit Facility are secured by an amount of cash pledged and delivered by us to Compass equal to one hundred five percent (105%) of the undrawn amount of all outstanding letters of credit. We agreed to pay a letter of credit fee equal to one and one half percent (1.5%) per annum of the stated face amount of each letter of credit for the number of days such letter of credit is to remain outstanding plus standard and customary administrative fees. The Compass Letter of Credit Facility does not contain any financial covenants; however, it does require us to comply with various affirmative and negative covenants affecting our business and operations. The Compass Letter of Credit Facility was terminated on June 7, 2013.

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

From the Emergence Date through September 30, 2013, we issued an additional 2,232,934 Unresolved Bankruptcy Shares. This entitles the Lenders to receive an additional 145,057 Warrant Shares based on the formula described above increasing the total Warrant Shares to 9,737,182 at September 30, 2013.

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

Cash Flows

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2013	One Month Ended September 30, 2012	Eight Months Ended August 31, 2012
	(In thousands)

Net cash provided by (used in) operating activities	$9,032	$(347)	$(20,262)
Net cash provided by (used in) investing activities	$(562,675)	$—	$72,622
Net cash provided by financing activities	$616,502	$2,000	$(60,340)

Net cash provided by operating activities was approximately $9.0 million for the nine months ended September 30, 2013 which resulted from a net loss of approximately $28.6 million offset by non-cash charges to operations of approximately $21.6 million and net cash provided by changes in operating assets and liabilities of approximately $16.0 million. Net cash used by operating activities for the one month ended September 30, 2012 and eight months ended August 31, 2012 was approximately $347,000 and $20.2 million, respectively. The operations of the 2012 and 2013 periods are not comparable due to the contribution of the majority of our natural gas and oil assets to Piceance Energy and the application of fresh start accounting effective August 31, 2012, our acquisition of Texadian effective December 31, 2012 and our acquisition of HIE on September 25, 2013.

For the nine months ended September 30, 2013, net cash used in investing activities was primarily related to the acquisition of HIE for approximately $559.6 million net of cash acquired, capitalized drilling costs and additions to property and equipment totaling approximately $4.6 million, approximately $1.0 million of cash restricted to support a letter of credit partially offset by proceeds of the sale of our assets held for sale of approximately $2.9 million. Net cash provided by investing activities was approximately $72.6 million in the eight months ended August 31, 2012 and was generated from the proceeds of the sale of our oil and gas assets to Piceance Energy totaling approximately $74.2 million ($72.6 million net after working capital adjustments made in subsequent periods).

Net cash provided by financing activities for the nine months ended September 30, 2013 of approximately $616.5 million resulted from advances from our supply and exchange agreements used to fund the HIE acquisition totaling approximately $384.9 million, the sale of common stock provided approximately $199.2 million, additional net borrowings under our Loan Agreement totaling approximately $66.7 million and the release of approximately $19.0 million from restricted cash held to secure letters of credit partially offset by repayment of borrowings totaling approximately $52.0 and payment of loan issue costs of approximately $2.3 million. For the one month ended September 30, 2012, net cash provided by financing activities totaled $2.0 million resulting from a recovery from the Wapati Trust. Net cash used in financing activities was approximately $60.3 million in the eight months ended August 31, 2012. During the eight months ended August 31, 2012, we borrowed (i) approximately $13 million under our Loan Agreement on the Emergence Date, and (ii) approximately $10 million, and then repaid approximately $59.5 million under the senior secured debtor-in-possession credit facility entered into by the Predecessor and reserved an additional $21.8 million in order to extinguish liabilities relating to the bankruptcy and funded the Wapiti and General Recovery Trusts with $2.0 million.

Capital and Exploration Expenditures

Our capital and exploration expenditures for the nine months ended September 30, 2013 totaled approximately $564.5 million and was primarily related to our acquisition of HIE as described below.

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

Hawaii Independent Energy, LLC (formerly known as Tesoro Hawaii, LLC)

On June 17 , 2013 (the “Execution Date”), our wholly-owned subsidiary, Hawaii Pacific Energy, LLC ("Hawaii Pacific Energy"), entered into a membership interest purchase agreement (the “Purchase Agreement”) with Tesoro Corporation, (the “Seller”) and solely for the purpose set forth in the Purchase Agreement, Tesoro Hawaii. Pursuant to the Purchase Agreement, on September 25, 2013 (the “Effective Date”), Hawaii Pacific Energy purchased from the Seller all of the issued and outstanding units representing the membership interests in Tesoro Hawaii (the “Purchased Units”), and indirectly thereby also acquired Tesoro Hawaii’s wholly owned subsidiary, Smiley’s Super Service, Inc. Tesoro Hawaii owns and operates (i)  the Refinery, (ii) certain pipeline assets, floating pipeline mooring equipment, and refined products terminals, and (iii) retail assets selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii. Following the acquisition, Tesoro Hawaii was renamed HIE.

Hawaii Pacific Energy purchased the Purchased Units for $75.0 million, paid in cash at the closing of the Purchase Agreement, plus or minus adjustments for net working capital, plus adjustments for inventories at closing and plus certain contingent earnout payments of up to $40.0 million. The earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of HIE in excess of $165.0 million during such calendar years, with an annual cap of $20.0 million. In the event that the Refinery ceases operations or in the event Hawaii Pacific Energy disposes of any facility used in the acquired business, Hawaii Pacific Energy's obligation to make earnout payments could be modified and/or accelerated as provided in the Purchase Agreement. The purchase price was paid with a portion of the net proceeds from the sale of the shares of our common stock in a private transaction, amounts received pursuant to the Supply and Exchange Agreements as described below and the ABL Facility.

Prior to the Execution Date, the Seller had commenced activities to shutdown the Refinery and to convert it into an import terminal. The Purchase Agreement contains certain pre-closing covenants, including covenants related to the startup of operations at the Refinery (the “Refinery Startup Activities”). The expenses associated with the Refinery Startup Activities were approximately $28.0 million (the “Startup Expenses”). Pursuant to the terms of the Purchase Agreement, Hawaii Pacific Energy made an initial deposit of $15.0 million for the Startup Expenses on the Execution Date. The next $5.0 million of Startup Expenses were borne by the Seller, with all Startup Expenses in excess of $20.0 million borne by Hawaii Pacific Energy. Due to the Startup Expenses exceeding $20.0 million, Hawaii Pacific Energy made an additional deposit of $7.0 million for the Startup Expenses on August 5, 2013.  In addition, Hawaii Pacific Energy funded $2.3 million on July 23, 2013 for a major overhaul of a gas turbine engine used in the operations of the refinery's steam cogeneration. These amounts are considered as additional consideration for the Purchased Units.

 Supply and Exchange Agreements

On September 25, 2013 and in connection with the acquisition by Hawaii Pacific Energy of the Purchased Units, HIE entered into the following agreements with Barclays Bank PLC, a public limited company organized under the laws of England and Wales (“Barclays”): (i) a framework agreement (the “Framework Agreement”) to which Hawaii Pacific Energy is also a party; (ii) a 2002 ISDA Master Agreement, including the Schedule thereto, the Oil Annex incorporated therein, the 1994 Credit Support Annex (New York law), the Initial Crude Purchase Confirmation, the Initial Product Purchase Confirmation, the Crude Oil Supply Master Confirmation, the Oil Products Exchange Master Confirmation, the Products Offtake Master Confirmation and the Confirmation of Forward Purchase Agreement for Refined Products (collectively, the “ISDA Agreement”); (iii) a storage and services agreement (the “Storage and Services Agreement”); and (iv) an agency and advisory agreement (the “Advisory Agreement” and, collectively with the Framework Agreement, ISDA Agreement and Storage and Services Agreement, the “Supply and Exchange Agreements”).

Pursuant to the Supply and Exchange Agreements, Barclays purchased the crude oil and refined product inventory owned by HIE on the Effective Date, and, following the Effective Date, will (A) provide crude oil supply and intermediation arrangements to meet the processing needs of the Refinery, (B) provide a refined product exchange mechanism to HIE permitting it to flow volumes of refined product through Barclay’s inventory, and (C) store its crude oil and refined product inventory at the terminals and related facilities owned and operated by HIE.

Set forth below are certain of the additional material terms of the Supply and Exchange Agreements:

Term: The Supply and Exchange Agreements will remain in effect for three years following the Effective Date, subject to HIE’s right to extend the term for two additional one-year terms.

Covenants: The Supply and Exchange Agreements require HIE and Hawaii Pacific Energy to comply with various affirmative and negative covenants affecting their respective businesses and operations, including compliance by HIE with a minimum liquidity requirement.

Exclusivity: During the term of the Supply and Exchange Agreements, HIE agrees not to purchase crude oil from any party other than Barclays, except for purchases of an amount and grade of crude oil roughly equivalent to that set forth in a transaction supplement pursuant to the ISDA Agreement that has been rejected by Barclays three consecutive times.

Collateral: All obligations arising under the Supply and Exchange Agreements are secured by a lien in favor of Wells Fargo Bank, N.A., as collateral agent for Barclays (in such capacity, the “Inventory Agent”), on substantially all of HIE’s assets, including, but not limited to, the Refinery and all of its accounts receivable, facilities, real property and improvements, pursuant to an inventory first lien security agreement (the “Inventory Security Agreement”), an inventory second lien security agreement (the “Inventory Second Lien Security Agreement”) and a first lien mortgage (the “Inventory Mortgage”). The rights and remedies of the Inventory Agent, and the priority of the Inventory Agent’s security interest in the collateral, are subject to an intercreditor agreement dated as of the Effective Date (the “HIE Intercreditor Agreement”), among Barclays, the Inventory Agent, Deutsche Bank AG New York Branch, acting as collateral agent under the ABL Facility (as defined below) and as administrative agent under the ABL Facility, and Hawaii Pacific Energy and HIE, as grantors. In addition, pursuant to the ISDA Agreement, HIE may be required to provide additional credit support to Barclays in the form of cash, letters of credit and/or negotiable debt obligations of the U.S. Treasury Department.

Guaranty and Pledge by Hawaii Pacific Energy: Hawaii Pacific Energy has granted a security interest in favor of the Inventory Agent in all of the membership interests Hawaii Pacific Energy owns in HIE (the “Inventory Pledged Collateral”) pursuant to a Membership Interests First Lien Pledge Agreement in favor of Inventory Agent (the “Inventory Pledge Agreement”). The obligations of HIE under the Supply and Exchange Agreements are guaranteed by Hawaii Pacific Energy, however, the recourse of the Inventory Agent under Hawaii Pacific Energy’s guaranty is limited to the Inventory Pledged Collateral plus certain fees and expenses specified therein to the extent incurred by Barclays or the Inventory Agent in connection with the enforcement or protection of their rights thereunder. The rights and remedies of the Inventory Agent, and the priority of the Inventory Agent’s security interest in the Inventory Pledged Collateral, are subject to the HIE Intercreditor Agreement.

 Commitments and Contingencies

Environmental Matters

Like other petroleum refiners, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.  Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.  Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Such estimates may be subject to revision in the future as regulations and other conditions change.

Periodically, we receive communications from various federal, state, and local governmental authorities asserting violations of environmental laws and/or regulations.  These governmental entities may also propose or assess fines or require corrective actions for these asserted violations.  We intend to respond in a timely manner to all such communications and to take appropriate corrective action.  We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations, or cash flows.

Hawaii Consent Decree. On September 25, 2013, Hawaii Pacific Energy, Tesoro and HIE entered into an Environmental Agreement (the “Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities relating to the acquisition of HIE, including the Consent Decree described below.

Tesoro is currently negotiating a consent decree with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned by Tesoro and its affiliates (the “Consent Decree”), including the Refinery. It is anticipated that the Consent Decree will be finalized sometime during the first quarter of 2014 and will require certain capital improvements to the refinery to reduce emissions of air pollutants.

It is not possible to predict the cost of compliance with the ultimate decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on us arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the closing date of the Purchase Agreement (the “Closing Date”). Tesoro’s obligation to reimburse us for such fines and penalties is not subject to a monetary limitation; however, this obligation terminates on the third anniversary of the Closing Date.

Regulation of Greenhouse Gases. The EPA began regulating greenhouse gases in January 2011 under the Clean Air Act Amendment of 1990 (the “Clean Air Act”).  Any new construction or material expansions will require that, among other things, a greenhouse gas permit be issued at either or both the state or federal level in accordance with the Clean Air Act regulations, and we will be required to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce greenhouse gas emissions.  The determination would be on a case by case basis, and the EPA has provided only general guidance on which controls will be required or delegated to the states through State Implementation Plans.

Furthermore, the EPA is currently developing refinery-specific greenhouse gas regulations and performance standards that are expected to impose, on new and modified operations, greenhouse gas emission limits and/or technology requirements.  These control requirements may affect a wide range of refinery operations but have not yet been delineated.  Any such controls, however, could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

In 2007, the State of Hawaii passed Act 34 which required that greenhouse gas emissions be rolled back on a state wide basis to 1990 levels by the year 2020. Although delayed by two years, the Hawaii Department of Health (“DOH”) is on schedule to finalize and issue regulations by the end of 2013 that would require each major facility to reduce CO2 emission by 16% by 2020 relative to calendar year 2010 baseline (the first year in which greenhouse gas was reported to the EPA under 40 CFR Part 98). The refinery’s capacity to reduce fuel use and greenhouse gas emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current greenhouse gas inventory and future year projection. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.

Fuel Standards. In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United

States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present productions and logistic challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.

In May 2013, the EPA published a proposed Tier 3 gasoline standard that would lower the allowable sulfur level in gasoline to 10 ppm, lower the standards for Reid vapor pressure, and also lower the allowable benzene, aromatics and olefins content of gasoline, while possible increasing octane requirements. The proposed effective date for the new standard, January 1, 2017, gives refiners nation-wide little time to engineer, permit and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the Refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association have already filed extensive comments and intend to challenge the proposed regulation.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in EISA and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Bankruptcy Matters

On the date we emerged from bankruptcy, or the Emergence Date, two trusts were formed, the Wapiti Trust and the Delta Petroleum General Recovery Trust (the “General Trust,” and together with the Wapiti Trust, the “Recovery Trusts”). The Recovery Trusts were formed to pursue certain litigation against third-parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties. The Recovery Trusts were funded with $1 million each pursuant to the Plan.

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

From the Emergence Date through September 30, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 106 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for $258,905 in cash and 202,753 shares of common stock.  Pursuant to the Plan, during the nine months ended September 30, 2013, the Recovery Trustee settled an additional 47 claims with an aggregate face amount of $17.5 million for approximately $2.7 million in cash and 2,013,773 shares of common stock.

As of September 30, 2013, it is estimated that a total of 34 claims totaling approximately $49.6 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor Company owned a 2.41934% working interest in the unit. In addition, litigation and/or settlement efforts are ongoing with other claim holders.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 544 shares per $1,000 of claim. At September 30, 2013, we have reserved approximately $6.4 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows:

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364,000	—	$—	$—	—	3	$22,364,000
Former Employee Claims	32	16,379,849	13	3,685,253	229,478	202,231	19	12,694,596
Macquarie Capital (USA) Inc.	1	8,671,865	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	—	—	—	—	1	3,200,000
Other Various Claims*	69	23,113,659	12	2,914,859	29,427	522	57	20,198,800

Total	106	$73,729,373	25	$6,600,112	$258,905	202,753	81	$67,129,261

	For the Nine Months Ended September 30, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	1	$—	$—	—	2	$22,364,000
Former Employee Claims	19	12,694,596	339,588	1,614,988	—	—
Macquarie Capital (USA) Inc.	—	—	—	—	1	8,671,865
Swann and Buzzard Creek Royalty Trust	1	3,200,000	2,000,000	—	—	—
Other Various Claims*	26	1,620,177	397,754	398,785	31	18,578,623

Total	47	$17,514,773	$2,737,342	2,013,773	34	$49,614,488

*	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

Subsequent to September 30, 2013, the Recovery Trustee settled the Macquarie Capital (USA) Inc. claim for $2.5 million in cash. In addition, two claims with an aggregate face amount of approximately $678,000 were settled for $145,000 in cash and 46,935 shares of common stock.

HIE

Operating Leases.  HIE has various cancellable and noncancellable operating leases related to land, vehicles, office and retail facilities and other facilities used in the storage, transportation and sale of crude oil and refined products. In general, these leases have remaining primary terms of up to 32 years and typically contain multiple renewal options.

The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation and sale of crude oil and refined products. HIE has operating leases for most of our retail stations with primary terms of up to 32 years, and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation and sale of crude oil and refined products have various expiration dates extending to 2027.

Minimum annual lease payments extending to 2027, for operating leases to which HIE is legally obligated and having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2013	$12,105
2014	11,312
2015	10,384
2016	9,432
2017	8,712
Thereafter	32,172

Total minimum rental payments	$84,117

Capital Leases. HIE’s capital lease obligations relate primarily to the leases of five retail stations with initial terms of 17 years, with four 5-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2013	$382
2014	382
2015	382
2016	382
2017	382
Thereafter	840
Total minimum lease payments	2,750
Less amount representing interest	968

Total minimum rental payments	$1,782

Other. On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum purchase commitment during the initial term is approximately $28.0 million.

As of September 30, 2013, Texadian had various agreements to lease railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. Leases generally range in duration of five years or less and contain lease renewal options at fair value.

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

Texadian enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Texadian’s policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should Texadian not designate a contract as a normal purchase or normal sale or should a scheduled delivery under the terms of contract not occur, then these exceptions may require the recording of a derivative.  If derivative accounting treatment is required then these contracts would be recorded at fair value as either an asset or a liability and marked to market each reporting period with changes in fair value being charged to earnings.  As of September 30, 2013, we have elected the normal purchase or normal sale exemption for these derivative instruments.   As such, we did not recognize the unrealized gains or losses related to these designated derivative instruments in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for Texadian’s open contracts that were settled in the first quarter of 2013.

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

We review property, plant and equipment and other long-lived assets whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

Asset Retirement Obligations

An asset retirement obligation (“ARO”) is an estimated liability for the cost to retire a tangible asset. Our AROs arise from plugging and abandonment liabilities for our natural gas and oil wells, as well as AROs arising from HIE's refinery and retail operations. We record AROs at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos), and removal or dismantlement requirements associated with the closure of our refining facility, terminal facilities or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment.

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and environmental expenses are recorded primarily in operating expenses in our statements of consolidated operations.

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

Assets and Liabilities Measure at Fair Value on a Nonrecurring Basis

Purchase Price Allocation of HIE – The preliminary fair values of the assets acquired and liabilities assumed as a result of the Tesoro Hawaii acquisition were estimated as of the date of the acquisition using valuation techniques described in notes (a) through (g) described below.
	Fair Value at September 25, 2013	Fair Value Technique
	(in thousands)
Net working capital	$462,427	(a)
Property, plant and equipment	66,144	(b)
Land	39,800	(c)
Trade names and trade marks	4,782	(d)
Goodwill	5,203	(e)
Contingent consideration liability	(10,500)	(g)
Other noncurrent liabilities	(8,249)	(g)

	$559,607

(a)	Current assets acquired and liabilities assumed were recorded at their net realizable value.
(b)
The estimated fair value of the property, plant and equipment was estimated using the cost approach. Under the cost approach, the total replacement cost of the property is determined based on industry sources with adjustments for regional factors. The total cost is then adjusted for depreciation based on the physical age of the assets and external obsolescence.

(c)
The estimated fair value of the land was estimated using the sales comparison approach. Under this approach, the sales prices of similar properties are adjusted to account for differences in land characteristics. We consider this to be a Level 3 fair value measurement.

(d)
The estimated fair value of the trade names and trademarks was estimated using a form of the income approach, the Relief from Royalty Method. Significant inputs used in this model include estimated revenue attributable to the trade names and trademarks and a royalty rate. An increase in the estimated revenue or royalty rate would result in an increase in the value attributable to the trade names and trademarks. We consider this to be a Level 3 fair value measurement.

(e)	The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.
(f)
The estimated fair value of the liability for contingent consideration was estimated using a Monte Carlo Simulation analysis. Significant inputs used in the model include estimated future gross margin, annual gross margin volatility and a present value factor. An increase in estimated future gross margin, volatility or the present value factor would result in an increase in the liability. We consider this to be a Level 3 fair value measurement.

(g)	Other noncurrent assets and liabilities are recorded at their estimated net present value as estimated by management.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Derivative liabilities associated with our debt agreement – Derivative liabilities include the Warrants and fair value is estimated using an income valuation technique and a Monte Carlo Simulation Analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include the stock price of $1.81 per share, initial exercise price $0.01, term of 8.92 years, risk free rate of 2.42%, and expected volatility of 72.5%. The expected volatility is based on the 10 year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $1.79 per share, or approximately $17.4 million, as of September 30, 2013. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

In addition, our Loan Agreement contains mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We consider the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative is estimated using an income valuation technique and a crystal ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. At September 30, 2013, we estimate the fair value of the embedded derivative to be $153,000 based on the probability of us repaying the loan prior to maturity.

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of September 30, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers. As of September 30, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts except for contracts treated as normal purchase or normal sale contracts as discussed in our Summary of Significant Accounting Policies.

Contingent consideration liability – Our acquisition of HIE contains an earn out provision. The initial value was estimated to be approximately $10.5 million as described in (f) above. The liability will be re-measured at the end of each reporting period using the valuation technique as described above. We do not believe that there has been a material change in the liability from September 25, 2013 through September 30, 2013.

Our liabilities measured at fair value on a recurring basis as of September 30, 2013 consist of the following (in thousands):

	September 30, 2013
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivatives:
Warrants	$(17,437)	$—	$—	$(17,437)
Contingent consideration liability	(10,500)	—		(10,500)
Embedded derivatives	(153)	—	—	(153)

	$(28,090)	$—	$—	$(28,090)

	Location on Consolidated Balance Sheet	Fair Value at September30, 2013
		(in thousands)

Warrant derivatives	Noncurrent liabilities	$(17,437)
Contingent consideration liability	Noncurrent liabilities	$(10,500)
Embedded derivative	Noncurrent liabilities	$(153)

A rollforward of Level 3 derivative warrants and the embedded derivative measured at fair value using Level 3 on a reoccurring basis for the nine months ended September 31, 2013 is as follows (in thousands):

Description
Balance, at December 31, 2012	$(10,945)
Purchases, issuances, and settlements	(10,500)
Total unrealized losses included in earnings	(6,645)
Transfers	—

Balance, at September 30, 2013	$(28,090)

The following table summarizes the pretax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

	For the three months ended September 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(1,390)
Embedded derivatives	Other income (expense)	285
Commodities - exchange traded futures	Other income (expense)	—
Commodities - physical forward contracts	Other income (expense)	—

	For the nine months ended September 30, 2013
	Income Statement Classification	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Other income (expense)	$(6,645)
Embedded derivatives	Other income (expense)	45
Commodities - exchange traded futures	Other income (expense)	104
Commodities - physical forward contracts	Other income (expense)	306

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at September 30, 2013.

 Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss carry forwards will not always be available to offset taxable income apportioned to the various states. The states from which Texadian’s revenues and HIE’s revenues are derived are not the same states in which our net operating losses were incurred; therefore we expect to incur state tax liabilities on the net income of Texadian’s and HIE’s operations. State income tax expense of approximately $0 and $650,000 was recognized for the three and nine months ending September 30, 2013, respectively.

We will continue to assess the realizability of our deferred tax assets on a go forward basis taking into account actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

During the three and nine months ended September 30, 2013, no adjustments were recognized for uncertain tax benefits.

Revenue Recognition

Natural Gas and Oil. Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue, so that we recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of September 30, 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

Marketing and Transportation. We recognize revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Texadian earns revenues from the sale and transportation of oil, and the rental of rail cars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer.  Transportation revenues are recognized upon fulfillment of the contract.   Revenues from the rental of railcars are recognized ratably over the lease periods.

Refining and Retail.

HIE recognizes revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in revenues in our statements of consolidated operations, while the related costs are included in cost of sales or operating expenses. Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations

Refined Product Exchanges

HIE has entered into certain supply and exchange contracts whereby it agrees to deliver a particular quantity and quality of refined products at a specified location and date to a particular counterparty and to receive from the same counterparty a particular quantity and quality of refined products at a specified location on the same or another specified date. The exchange receipts and deliveries are nonmonetary transactions that are settled in kind on a volumetric basis, with the exception of associated grade or location differentials that are settled in cash each month. These transactions are not recorded as revenue because they involve the exchange of refined product inventories held for sale in the ordinary course of business to facilitate sales to customers. The exchange transactions are recognized at the carrying amount of the inventory transferred plus or minus any cash settlement due to grade or location differentials.

Inventory

Texadian’s inventories, which consist of in-transit oil, are stated at the lower of cost or market. We record impairments, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

HIE acquires substantially all of its crude oil from Barclays Bank PLC (“Barclays”) under supply and exchange agreements as described in Note 4. Legal title to the crude oil is held by Barclays and the crude oil is stored in HIE’s storage tanks for the benefit of Barclays pursuant to a storage agreement until it is needed for further use in the refining process. At that time, certain nominated volumes are drawn out of the storage tanks and purchased by us. After processing and subject to the supply and exchange agreements described in Note 4, Barclays takes title to the refined products when the refined products enters the tanks which are then stored in HIE’s storage tanks until sold at HIE’s retail locations or to third parties. We record the inventory owned by Barclays on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties. Inventories are stated at the lower of cost or market. We use last-in, first-out as the primary method to determine the cost of crude oil and refined product inventories in our refining and retail segments. We value merchandise along with spare parts, materials and supplies at average cost.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Rate and Price Risk

Revenues from our natural gas and oil business are derived from the sale of our natural gas and oil production. Based on projected annual sales volumes for 2013, a 10% decline in the estimated average prices we expect to receive for our natural gas and oil production would have an approximate $0.7 million impact on our estimated 2013 natural gas and oil revenues, or approximately $0.2 million for the remainder of 2013.

Texadian enters and settles positions in various exchange traded commodity swap and future contracts. Texadian also enters into exchange traded positions to protect its inventory balances from market changes. As of September 30, 2013, we had no open positions relating to exchange derivative positions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, due to the existence of material weaknesses identified as of December 31, 2012 as discussed below.

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

As of September 30, 2013, we believe these material weaknesses remain present and until our material weaknesses are remediated, there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. As part of our remediation efforts, we have contracted with experienced financial and accounting consultants to assist with our financial close and other accounting matters and in the preparation of the financial statements and related accounting and reporting disclosures. We are evaluating other remediation alternatives and efforts are in progress, however any contemplated changes to our internal control over financial reporting have not been implemented.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2013, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the Trust for resolution and settlement. See Note 8 to our unaudited consolidated financial statements included herein.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

The Tesoro Acquisition involves risks associated with acquisitions and integrating acquired businesses and the intended benefits of the Tesoro Acquisition may not be realized.

The Tesoro Acquisition involves risks associated with acquisitions and integrating acquired businesses into existing operations, including that:
•	our senior management's attention, and a significant amount of our resources, may be diverted from the management of daily operations of our other businesses to the integration of HIE;

•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•	the businesses acquired in the Tesoro Acquisition may not perform as well as we anticipate; and

•	unexpected costs, delays and challenges may arise in integrating HIE into our existing operations.

If we fail to integrate HIE into our existing businesses, or if we fail to realize the full benefits we anticipate from the Tesoro Acquisition, our business, results of operations and financial condition would be adversely affected.

Risks Related to our Petroleum Product Refining and Marketing Operations conducted by HIE

The volatility of crude oil prices, refined product prices andelectrical power prices may have a material adverse effect on HIE’s cash flow andresults of operations.

Earnings and cash flows from our refining and wholesale marketing operations depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks, and the spread between crude oil prices and the prices received for refined products, or the crack spread, also fluctuates significantly from time to time. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume of refined products imported;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	government regulations; and

•	weather conditions, hurricanes or other natural disasters.

In addition, we purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition and results of operations.

Volatile prices for electrical power used by our refinery and other operations affect manufacturing and operating costs. Electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in Hawaii.

Adverse changes in global economic conditions and the demand fortransportation fuels may impact our business and financial condition inways that we currently cannot predict.

The U.S. economic recovery from the recent recession continues to be tenuous, and the risk of further significant global economic downturn continues. Further prolonged downturns or failure to recover could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. This continues to adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our cash flow, profitability and financial condition.

Competition from integrated national and international oil companies that produce their own supply of feedstocks, larger independent refiners and from high volume retailers and large convenience store retailing operators who may have greater financial resources, could materially affect our business, financial condition and results of operations.

We compete with a number of integrated national and international oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources.

Because these oil companies benefit from increased commodity prices, and as other larger independent refining companies have greater access to capital and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks or extreme price fluctuations.

We also face strong competition in the fuel and convenience store retailing market for the sale of retail gasoline and convenience store merchandise. Our competitors include service stations operated by integrated major oil companies and well-recognized national high volume retailers or regional large chain convenience store operators, often selling gasoline or merchandise at aggressively competitive prices.

Some of these competitors may have access to greater financial resources, which may provide them with a better ability to bear the economic risks inherent in all phases of our industry. Fundamental changes in the supply dynamics of foreign product imports could lead to reduced margins for the refined products we market, which could have an adverse effect on the profitability of our fuel retailing business.

Meeting the requirements of evolving environmental, health and safety laws andregulations including those related to climate change could adversely affect ourperformance.

Consistent with the experience of other U.S. refiners, environmental laws and regulations have raised operating costs and require significant capital investments at our refinery. We believe that existing physical facilities at our refinery are substantially adequate to maintain compliance with existing applicable laws and regulatory requirements. However, we may be required to address conditions that may be discovered in the future and require a response. Also, potentially material expenditures could be required in the future as a result of evolving environmental, health and safety, and energy laws, regulations or requirements that may be adopted or imposed in the future. Future developments in federal and state laws and regulations governing environmental, health and safety and energy matters are especially difficult to predict.

Currently, multiple legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of consideration, promulgation or implementation. These include actions to develop national, statewide or regional programs, each of which could require reductions in our greenhouse gas emissions. Requiring reductions in our greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments.

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations. For example:

•
The United States Environmental Protection Agency, or the USEPA, proposed regulations in 2009, that would require the reduction of emissions of greenhouse gases from light trucks and cars, and would establish permitting thresholds for stationary sources that emit greenhouse gases and require emissions controls for those sources. Promulgation of the final rule on April 1, 2010, has resulted in a cascade of related rulemakings by the USEPA pursuant to the Federal Clean Air Act, or the CAA, relative to controlling greenhouse gas emissions.

•
In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second renewable fuels standard. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 16.6 billion gallons in 2013 and to increase to 36 billion gallons by 2022.

In addition, the inability of third parties to manufacture advanced biofuels may prohibit us from meeting the requirements of the Energy Independence and Security Act of 2007.

Our operations are subject to operational hazards that could expose us to potentiallysignificant losses.

Our operations are subject to potential operational hazards and risks inherent in refining operations and in transporting and storing crude oil and refined products. Any of these risks, such as fires, explosions, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters, at our or third party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

We carry property, casualty and business interruption insurance but such insurance may not provide coverage against all potential losses.

We carry property, casualty and business interruption insurance but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills so we also carry marine charterer’s liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by environmental risks of spills, discharges or other releases of petroleum or hazardous substances that are inherent in refining operations.

The operation of refineries, pipelines, and refined products terminals is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. These events could occur in connection with our refinery, pipelines, or refined products terminals, or in connection with any facilities which receive our waste or by-products for treatment or disposal. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

We operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline, and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Transportation and storage of crude oil and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in Hawaii. Among other things, these laws require us and the owners of tankers that we charter to deliver crude oil to our refinery to demonstrate in some situations the capacity to respond to a spill of up to one million barrels of oil from a tanker and up to 600,000 barrels of oil from an above ground storage tank adjacent to water, which we refer to as a Worst Case Discharge, to the maximum extent possible.

We and the owners of tankers we charter have contracted with various spill response service companies in the areas in which we transport and store crude oil and refined products to meet the requirements of the Federal Oil Pollution Act of 1990 and state and foreign laws. However, there may be accidents involving tankers, pipelines, or above ground storage tanks transporting or storing crude oil or refined products, and response services may not respond to a Worst Case Discharge in a manner that will adequately contain that discharge, or we may be subject to liability in connection with a discharge. Additionally, we cannot ensure that all resources of a contracted response service company could be available for our or a chartered tanker owner’s use at any given time. There are many factors that could inhibit the availability of these resources, including, but not limited to, weather conditions, governmental regulations or other global events. By requirement of state or federal rulings, these resources could be diverted to respond to other global events.

Our operations are also subject to general environmental risks, expenses and liabilitieswhich could affect our results of operations.

From time to time we have been, and presently are, subject to litigation and investigations with respect to environmental and related matters. We may become involved in further litigation or other proceedings, or we may be held responsible in any existing or future litigation or proceedings, the costs of which could be material.

We operate and have in the past operated retail stations with underground storage tanks in Hawaii. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our retail stations, or which may have occurred at our previously operated retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

Our inventory risk management activities are designed to manage the risk of volatile prices associated with our physical inventory and may result in substantial derivative gains and losses.

We enter into derivative transactions to manage the risks from changes in the prices of crude oil and refined products.  Our inventory risk management activities are designed to manage the risk stemming from the volatile prices associated with our physical inventories and may result in substantial derivatives gains and losses. We hedge price risk on inventories above or below our target levels to mitigate the impact these price fluctuations have on our earnings and cash flows.  Consequently, our derivatives hedging results may fluctuate significantly from one reporting period to the next depending on the terms of the derivative transactions, commodity price fluctuations and our relative physical inventory positions.

We are subject to interruptions of supply and increased costs as a result of ourreliance on third-party transportation of crude oil and refined products.

Our Hawaii refinery currently receives its crude oil via ships and barges and transports some refined products from Oahu to Hawaii and Maui.  In addition to environmental risks discussed above, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refinery and our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software and intrusion detection systems to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations.  Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Plan, during the three months ended September 30, 2013, the Recovery Trustee settled an additional 11 claims with an aggregate face amount of $3.7 million for approximately $2.0 million in cash and 16,408 shares of stock. See Note 8 to our unaudited consolidated financial statements included herein. The Company’s common stock was issued pursuant to Section 1145 of the Bankruptcy Code, which exempts the issuance of securities from the registration requirements of the Securities Act of 1933, as amended.

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

2.4
Membership Interest Purchase Agreement dated as of June17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC  Incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.@

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.
3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

4.1	Form of the Company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.
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
4.7
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.1
Common Stock Purchase Agreement dated effective as of September 10, 2013, by and among the Company and the Purchasers party thereto.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2013.

10.2
Framework Agreement dated as of September 25, 2013, by and among Hawaii Pacific Energy, LLC, Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.13
Second Lien Mortgage dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed in September 27, 2013.

10.14
Membership Interests Second Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed in September 27, 2013.

10.15
Inventory Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed in September 27, 2013.

10.16	Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Hawaii Pacific Energy, LLC and Tesoro Hawaii, LLC. *

10.17	Letter Agreement, dated as of September 17, 2013, by and between Equity Group Investments and Par Petroleum Corporation. *

10.18	Letter Agreement, dated as of September 17, 2013, by and between Whitebox Advisors, LLC and Par Petroleum Corporation. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

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

Date: November 14, 2013