Form 10-K
period 2013-12-31
PAR PETROLEUM CORP/CO
filed 2014-03-31
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Registrant’s telephone number, including area code: (281) 899-4800
Securities registered under Section 12(b) of the Act: None
Securities registered under to Section 12(g) of the Act: Common stock, par value $0.01 per share

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $55,000,000 based on the closing price of the common stock on the OTCQB Marketplace of $16.30 per share as of June 28, 2013. As of March 26, 2014, 30,159,039 shares of registrant’s Common Stock, $0.01 par value, were issued and outstanding.
Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from an amendment to this report which will be filed not later than 120 days after the end of the fiscal year covered by this report.

 PART I

Item  1.          BUSINESS

General

We are a diversified energy company based in Houston, Texas (OTCQB:PARR). We were created through the successful reorganization of Delta Petroleum Corporation (“Delta”) in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. Currently, we operate in three segments: an integrated refining, distribution and marketing business in Hawaii, non-operated interests in natural gas and oil assets and a commodity marketing and logistics business focused on moving Canadian crude oil to refining hubs in the U.S. The terms “Par,” “Successor,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise. The term “Predecessor” refers to Delta for the periods prior to the reorganization.

In September  2013, we acquired Hawaii Independent Energy, LLC (“HIE”) (formerly known as Tesoro Hawaii, LLC; “Tesoro Hawaii”) from Tesoro Corporation (“Tesoro”) for approximately $75 million in cash, plus net working capital and inventory at closing, plus certain contingent earn out payments of up to approximately $40 million (the “HIE Acquisition”).  As part of the purchase price, we also funded approximately $24.3 million of start-up expenses and for a major overhaul of a co-generation turbine used at the refinery prior to closing.  In connection with the acquisition of HIE, we entered into a Transition Services Agreement with Tesoro to provide certain transition services to us including finance/accounting, tax, retail operations, information technology, environmental, health and safety, marine, human resources and other services for a period of time.

Our integrated refining, distribution and marketing business operates the refinery in Kapolei, Hawaii, with approximately 2.4 million barrels of crude oil and feedstock storage and 2.5 million barrels of refined products storage. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery logistics assets include five refined products terminals, 27 miles of pipelines, a single point mooring and other associated logistics assets. In addition, we distribute products through 31 retail outlets located across the islands of Oahu, Maui and Hawaii.

Our most significant natural gas and oil asset is a 33.34% interest in a joint venture called Piceance Energy, LLC (“Piceance Energy”) (see “ - Bankruptcy and Plan of Reorganization”). The remaining ownership interest in Piceance Energy is held by Laramie Energy II, LLC (“Laramie”), which manages the day-to-day operations of the joint venture. Piceance Energy was formed and capitalized in August 2012 when we and Laramie contributed natural gas and oil assets, surface real estate, and other related assets located in the Piceance Basin geological province of Colorado to the joint venture pursuant to a contribution agreement.

In December 2012, we acquired Texadian Energy, Inc. (“Texadian”) (formerly known as SEACOR Energy, Inc.) for an adjusted purchase price of approximately $14 million in cash, plus approximately $3 million in working capital. Our focus in this segment is the sourcing, marketing, transportation and distribution of commodities, primarily crude oil. Our logistics assets consist of historical pipeline shipping status, a leased rail car fleet, and leased inland marine equipment, with the capability of moving crude oil from land-locked locations in the Western U.S. and Canada to the refining hubs in the Midwest, the Gulf Coast and the East Coast regions of the United States.

Effective for trading purposes on January 29, 2014, our common stock underwent a one-for-ten (1:10) reverse stock split. All references in this Annual Report to the number of shares of common stock or warrants to purchase common stock, price per share and weighted average number of common stock outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this reverse stock split on a retroactive basis, unless otherwise noted. No adjustments have been made to the share or per share amounts of our predecessor, Delta.

Our principal executive office is located at 800 Gessner Road, Suite 875, Houston, Texas 77024, and our telephone number is (281) 899-4800.

Refining, Distribution and Marketing

Our refinery is located in Kapolei on Oahu on approximately 130 fee-owned acres about 20 miles west of Honolulu and is rated at 94,000 barrels per day throughput. We source our crude oil from North America, South America, Southeast Asia, the Middle East, Russia and other sources. The refinery's major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, hydrotreating, and naphtha reforming units, which produce ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products.

Set forth below is a simplified block flow diagram of the major processing units at our refinery:

We distribute our products through three main channels: wholesale, retail and bulk. We also occasionally export refined products. Our retail distribution business serves 31 Tesoro branded retail sites: one card lock facility, three sites operated by third parties and 27 company operated convenience stores. Bulk distribution serves primarily utilities, airports, military bases, marine vessels and industrial end-users. Our wholesale distribution efforts focus on jobbers and other non-end users.

Crude oil is transported to Hawaii in tankers, which discharge through our single-point mooring, approximately two miles offshore from the refinery. Our three underwater pipelines from the single-point mooring allow crude oil and refined products to be transferred to and from the refinery. We own and operate a pipeline transporting products from our refinery to delivery locations that include our Sand Island terminal, which we operate, Honolulu International Airport, interconnections to navy and air force fuel facilities, and another terminal in Honolulu Harbor.  Four proprietary pipelines connect our refinery to Kalaeloa Barbers Point Harbor, provide interconnections to the other local refinery, local utility and another terminal on the west side of Oahu.  The pipelines are bidirectional allowing for both delivery and receipt of products.  Kalaeloa Barbers Point Harbor, approximately three miles away, is where refined products are loaded on barges for transporting to the neighboring islands or on vessels for export.  We can also receive products there.  We operate a proprietary trucking business at our refinery and terminals to transport refined products to our customers. We operate terminals on Maui and on the Island of Hawaii and operate an aviation fuel terminal on Kauai.

The following map depicts the location of our refining, distribution and marketing assets throughout Hawaii:

We have a Trademark License Agreement with Tesoro granting us the right to use certain trademarks, color marks and miscellaneous designs at our retail sites. The agreement has an initial term of four years from September 25, 2013 and has two one-year extension options. A royalty of approximately $26,000 is payable each month, waived for the first three years.

Crack spreads, or the difference between the price we pay for crude oil and other feedstocks and the prices we receive for refined products, tend to be seasonably lower in the fourth quarter compared to the balance of the year.

In November 2013, HIE contributed substantially all of its retail assets to HIE Retail, LLC, a wholly-owned indirect subsidiary of Par.

Natural Gas and Oil

All of the assets contributed to Piceance Energy by Par and Laramie are located in Garfield and Mesa Counties, Colorado. All contributed properties produce primarily from the Mesaverde Formation and to a lesser extent the Mancos Formation, and some of the contributed acreage is contiguous. We also own other non-operated positions in producing and non-producing natural gas and oil interests, undeveloped leasehold interests and related assets in Colorado and New Mexico and interests in a producing federal unit offshore California. Since our emergence from bankruptcy, our natural gas and oil operations primarily consist of activities related to our minority interest in Piceance Energy.

Through our non-operated working interests, we have natural gas and oil leases with governmental entities and other third parties who enter into natural gas and oil leases or assignments with us in the regular course of our business.

 As of December 31, 2013, the estimated proved reserves of Piceance Energy are the following (unaudited):

	Natural
	Gas	Oil	NGLs	Total
	(MMcf)	(MBbls)	(MBbls)	(MMcfe) (1)
Proved Developed	135,189	496	4,882	167,457
Proved Undeveloped	424,543	1,256	17,321	536,005
Total Proved	559,732	1,752	22,203	703,462

(1)	MMcfe is computed converting to gas using a ratio of 6 Mcf to 1 barrel of oil or NGL.

The following table presents the estimated proved reserves that we own directly and indirectly through Piceance Energy as of December 31, 2013 (unaudited):

	Natural
	Gas	Oil	NGLs	Total
	(MMcf)	(MBbl)	(MBbLs)	(MMcfe) (1)
Company:
Proved Developed	662	236	—	2,078
Proved Undeveloped	—	—	—	—
Total Proved Reserves - Company	662	236	—	2,078
Company Share of Piceance Energy:
Proved Developed	45,072	165	1,627	55,829
Proved Undeveloped	141,525	419	5,774	178,680
Total Proved Reserves- Piceance Energy	186,597	584	7,401	234,509
Total Combined Proved Reserves	187,259	820	7,401	236,587

The following table presents the estimated proved developed producing, proved developed non-producing and proved undeveloped reserves that we own directly and indirectly through Piceance Energy as of December 31, 2013 (unaudited):

	Proved	Proved
	Developed	Developed	Proved
	Producing	Non-producing	Undeveloped	Total(2)
	(M$)	(M$)	(M$)	(M$)
Company:
Estimated pre-tax future net cash flows	$4,543	$—	$—	$4,543
Standardized measure of discounted future net cash flows	$3,537	$—	$—	$3,537
Company Share of Piceance Energy:
Estimated pre-tax future net cash flows	$73,541	$29,365	$215,888	$318,794
Standardized measure of discounted future net cash flows	$43,812	$10,372	$35,141	$89,325
Total
Estimated pre-tax future net cash flows	$78,084	$29,365	$215,888	$323,337
Standardized measure of discounted future net cash flows	$47,349	$10,372	$35,141	$92,862

(1)	MMcfe is computed converting gas using a ratio of 6 Mcf to 1 barrel of oil or NGL.
(2)	Prices are based on the historical first of the month twelve month average posted price depending on the area. These prices are adjusted for quality, energy content, regional price differentials and transportation fees. All prices are held constant throughout the lives of the properties. The average adjusted product prices are $89.70 per barrel of oil, $32.05 per barrel of natural gas liquids and $3.74 per Mcf of natural gas.

Reconciliation of PV-10 to Standardized Measure. PV-10 is the estimated present value of the future net revenues from our estimated proved reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our natural gas and oil properties to other companies and that PV-10 is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2013 (in thousands):

		Company Share
		of Piceance
	Company	Energy	Total

PV-10	$3,537	$89,325	$92,862
Present value of future income taxes discounted at 10% (1)	—	—	—
Standardized measure of discounted future net cash flows	$3,537	$89,325	$92,862

(1)	There is no present value of future income taxes as we believe we have sufficient net operating loss carryforwards to offset any income. Please see Note 15 – Income Taxes.

For more on our natural gas and oil operations, see “Item 2. Properties.”

The principal markets for natural gas and oil are refineries and transmission companies that have facilities near our producing properties. Natural gas and oil produced from our wells is normally sold to various purchasers. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas. Oil is picked up and transported by the purchaser from the wellhead. In some instances we are charged a fee for the cost of transporting the oil, which is deducted from or accounted for in the price paid for the oil.

Commodity Marketing and Logistics

We operate an integrated sourcing, marketing, transportation and distribution business focused on energy commodities, principally crude oil. We use a variety of transportation modes, which are generally leased, to transport products, including river barges and pipelines. We also lease a fleet of over 175 rail cars. We purchase and resell crude oil primarily from the Western United States and Canada to customers in the Midwest, Gulf Coast and East Coast regions of the U.S. and deliver the crude oil via rail, pipeline and barge. We also have historical pipeline positions on lines moving Canadian crude oil south.

We sell crude oil primarily to end users (refiners and their suppliers) and other market participants and may also purchase, sell, or exchange crude oil with other market participants to optimize logistics.

Competition

All facets of the energy industry are highly competitive. Our competitors include major integrated, national and independent energy companies. Many of these competitors have greater financial and technical resources and staffs which may allow them to better withstand and react to changing and adverse market conditions.

The refining, distribution and marketing segment sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our refinery, through our facility with Barclay’s (see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies – Supply and Exchange Agreements”), has access to a large variety of markets for crude oil imports and product exports. Competitive factors that affect our retail performance include product price, station appearance, location and brand awareness and our competitors include an increasing number of national retailers.

The natural gas and oil segment is highly competitive in the acquisition of natural gas and oil leases, exploration and production capabilities and equipment and personnel required to find and produce reserves. Our competitors may be able to pay more for desirable leases than our financial or personnel resources permit. As a non-operator, our competitors are in a much stronger position than we are to evaluate, bid for and purchase properties and to explore for and produce natural gas and oil.

The commodity marketing and logistics segment is a capital-intensive, commodity-driven business with numerous industry participants. Our competitors include terminal companies, major integrated oil and gas companies and their affiliates, wholesalers, and independent marketers. Our success is dependent on pricing and margins dictated by global supply and demand.

Bankruptcy and Plan of Reorganization

Background and Plan Approval

In December 2011 and January 2012, Delta and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

In March 2012, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie as the sponsor of a plan of reorganization (the “Plan”). In June 2012, Delta entered into a contribution agreement (the “Contribution Agreement”) with a new joint venture formed by Delta and Laramie, Piceance Energy, to effect the transactions contemplated by the Plan.

The Plan was declared effective on August 31, 2012 (the “Emergence Date”). On the Emergence Date, Delta consummated the transactions contemplated by the Contribution Agreement and each of Delta and Laramie contributed their respective assets in the Piceance Basin to Piceance Energy. Piceance Energy is owned 66.66% by Laramie and 33.34% by us.

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

Piceance Energy

Contemporaneously with the consummation of the Contribution Agreement, Par Piceance Energy Equity LLC, a wholly-owned subsidiary of the company (“Par Piceance Energy Equity”), entered into a Limited Liability company Agreement with Laramie that governs the operations of Piceance Energy (the “Piceance Energy LLC Agreement”). Pursuant to the Piceance Energy LLC Agreement, Piceance Energy is managed by Laramie, which controls its day-to-day operations, subject to the supervision of a six-person board, four of which were appointed by Laramie and two of which were appointed by Par Piceance Energy Equity. Certain major decisions require the unanimous consent of the board. The Piceance Energy LLC Agreement provides that the sole manager, Laramie, may make a written capital call up to an aggregate combined total capital contribution of $60 million if approved by the board. Our maximum share of such capital call would currently be $20 million. If any member does not fund its share of the capital call, its interest may be reduced or diluted to the extent of the shortfall. The Piceance Energy LLC Agreement also contains certain restrictions on transfers by the members of their units. One such restriction provides that in the event one member elects to sell or transfer a majority of its units, the other member may elect to participate in such sale. The Piceance Energy LLC Agreement also provides that under certain circumstances, a member desiring to transfer all, but not less than all, of its units may require the other member to participate in such transfer.

General Recovery Trust and Wapiti Trust

On the Emergence Date, two trusts were formed; the Wapiti Recovery Trust (the “Wapiti Trust”) and the Delta Petroleum General Recovery Trust (the “General Trust,” and together with the Wapiti Trust, the “Recovery Trusts”). The Recovery Trusts were formed to pursue certain litigation against third-parties or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties. The Recovery Trusts were funded with $1.0 million each pursuant to the Plan.

In September 2012, the Wapiti Trust settled all causes of action against Wapiti Oil & Gas Energy, LLC (“Wapiti Oil & Gas”). Wapiti Oil & Gas made a one-time cash payment in the amount of $1.5 million to the Wapiti Trust, as consideration for the release of claims against it. These proceeds were then distributed to us, along with funds remaining from the initial funding of the Wapiti Trust of approximately $1.0 million. The Wapiti Trust was liquidated in 2013.

The General Trust is pursuing all bankruptcy causes of action not otherwise vested in the Wapiti Trust, claim objections and resolutions, and is responsible for winding-up the bankruptcy. The General Trust is overseen by a three person General Trust Oversight Board and our Chief Legal Officer is currently the trustee (“Recovery Trustee”). Costs, expenses and obligations incurred by the General Trust are charged against assets in the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the Recovery Trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary of the General Trust, subject to the terms of the trust agreement and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.

Through December 31, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses.

Shares Reserved for Unsecured Claims

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 112 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for $259 thousand in cash and 20,275 shares of common stock.  Pursuant to the Plan, during the year ended December 31, 2013, the Recovery Trustee settled an additional 59 claims with an aggregate face amount of $26.9 million for approximately $5.4 million in cash and 208,460 shares of common stock.

As of December 31, 2013, it is estimated that a total of 28 claims totaling approximately $40.2 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned a 2.41934% working interest in the unit.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. At December 31, 2013, we have reserved approximately $3.8 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end (see “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies – Bankruptcy Matters”).

Environmental Regulations

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

Refining activities. Like other petroleum refiners, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.  Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.  Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Such estimates may be subject to revision in the future as regulations and other conditions change.

Natural gas and oil production. Our activities with respect to exploration and production of natural gas and oil, including the drilling of wells and the operation and construction of pipelines, plants and other facilities for extracting, transporting, processing, treating or storing natural gas, crude oil, and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the United States Environmental Protection Agency (“US EPA”). Such regulation can increase the costs of planning, designing, installing and operating such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in oil and gas production, transport and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, transport or storage would result in substantial costs and liabilities to us. In California, our activities are subject to an additional level of state environmental review.

Climate Change and Regulation of Greenhouse Gases.

According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the US EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA.  The US EPA has now begun regulating greenhouse gases under the CAA.  New construction or material expansions that meet certain greenhouse gas emissions thresholds will likely require that, among other things, a greenhouse gas permit be issued in accordance with the Clean Air Act regulations, and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce greenhouse gas emissions. As currently written and based on current company operations, however, our natural gas and oil exploration and production activities and our existing refining activities are not subject to federal GHG permitting requirements.

Furthermore, the US EPA is currently developing refinery-specific greenhouse gas regulations and performance standards that are expected to impose, on new and modified operations, greenhouse gas emission limits and/or technology requirements.  These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

The US EPA has also promulgated rules requiring large sources to report their GHG emissions. Reports are being made in connection with our refining business.  Sources subject to these reporting requirements also include on- and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year in aggregate emissions from all site sources. To date, our natural gas and oil exploration and production activities are not subject to GHG reporting requirements.

In 2007, the State of Hawaii passed Act 234, which required that greenhouse gas emissions be rolled back on a state wide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which greenhouse gas emissions were reported to the US EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and greenhouse gas emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current greenhouse gas inventory and future year projection. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.

Regulation of GHG emissions is new and highly controversial, and further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. They may also impact the use of and demand for petroleum products which could impact our business.  Further, apart from these developments, tort claims alleging property damage against GHG emissions sources may be asserted. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Fuel Standards.

In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the US EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36.0 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the US EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

In October 2010, the US EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15) for 2007 and newer light duty motor vehicles. In January 2011, the US EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.

In March 2014, the US EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nation-wide little time to engineer, permit and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association may challenge the final regulation.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations in the refining segment of our business. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Solid and Hazardous Waste

In both our refining and our exploration and production businesses, we generate wastes, including hazardous wastes, which are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. The US EPA has limited the disposal options for certain hazardous wastes, and state regulation of the handling and disposal of refining and natural gas and oil exploration and production wastes and other solid wastes is becoming more stringent. Furthermore, it is possible that certain wastes generated by our natural gas and oil operations which are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

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

Our natural gas and oil properties have been operated by third parties that controlled the treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to refineries and to natural gas and oil wastes and properties have gradually become stricter over time. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial operations to prevent future contamination.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. These persons include the current owner and operator of a site, any former owner or operator who operated the site at the time of a release, transporters and persons that disposed or arranged for the disposal of hazardous substances at a site. CERCLA also authorizes the US EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs of such action. State statutes impose similar liability.

Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated and the term does not include natural gas, NGLs, liquefied natural gas, or synthetic gas usable for fuel. While this “petroleum exclusion” lessens the significance of CERCLA to our exploration and production operations, we may generate wastes that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary refining and natural gas and oil operations. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under or from the properties currently or historically owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site, and we have not been notified of any claim, liability or damages under CERCLA.

Oil Pollution Act

The Oil Pollution Act of 1990 (the “OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $75 million, and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. Failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. The federal Bureau of Ocean Energy Management (the “BOEM”) has proposed to increase the OPA liability limit for offshore facilities. Further, the U.S. Congress has considered legislation that could increase our obligations and potential liability under the OPA, including by eliminating the current cap on liability for damages and increasing minimum levels of financial responsibility. It is uncertain whether, and in what form, such legislation may ultimately be adopted. We are not aware of the occurrence of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.

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

State laws further regulate discharges of pollutants to surface and groundwaters, require permits that set limits on discharges to such waters, and provide civil and criminal penalties and liabilities for spills to both surface and groundwaters. Some states have imposed regulatory requirements to respond to concerns related to potential for groundwater impact from oil and gas exploration and production. For example, the Colorado Oil and Gas Conservation Commission (the “COGCC”) approved rules that require sampling of groundwater for hydrocarbons and other indicator compounds both before and after drilling. Sampling results are to be reported to the COGCC, which maintains a water quality database online and available to the public.

Hydraulic Fracturing

Our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment, and in response to a congressional directive, the US EPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The US EPA published a progress report on this study in December 2012 and a draft report is expected to be delivered for peer review and public comment in 2014. Additionally, the United States Bureau of Land Management (”BLM”) proposed to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, BLM issued a revised draft proposal. The revised proposal addresses disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process. Some states and localities now regulate the utilization of hydraulic fracturing and other states and localities are in the process of developing, or are considering development of, such rules. In Colorado and some other states, courts are in the process of determining whether local bans or other regulation of oil and gas exploration and production activity are preempted by state-wide regulatory programs. A state ballot initiative has also be introduced in Colorado that, if successful, would amend the state constitution to give local governments control over oil and natural gas drilling in their areas. Depending on the results of the US EPA study and other developments related to hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing, including requirements that would restrict the areas in which we are able to operate.

Air Emissions

Our refining operations and our exploration and production operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forego construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements and that, if a particular permit application were denied, we would have enough permitted or permittable capacity to continue our operations without a material adverse effect on any particular producing field.

Our refining business is subject to very significant state and federal air permitting and pollution control requirements including some that are the subject of ongoing enforcement activities by US EPA as described in more detail below. US EPA continues to review and, in many cases, tighten ambient air quality standards, which standards, along with the advancement of pollution control technologies, result in new regulatory and permit requirements that will impact our refining activities and involve additional costs.

With respect to our exploration and production activities, the US EPA has finalized new rules to limit air emissions from many hydraulically fractured natural gas wells. The new regulations will require use of equipment to capture gases that come from such wells during the drilling process (so-called green completions) after January 1, 2015. Other new requirements, many effective in 2013, involve tighter standards for emissions associated with gas production, storage and transport. While these new requirements are expected to increase the cost of natural gas production, we do not anticipate that we will be affected any differently than other producers of natural gas.

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

Environmental Agreement

On September 25, 2013 (the “Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the HIE Acquisition), Tesoro and HIE entered into an Environmental Agreement (the “Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE as follows:

Consent Decree. Tesoro is currently negotiating a consent decree with the US EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (the “Consent Decree”), including our refinery.  It is anticipated that the Consent Decree will be finalized sometime during 2014 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.

It is not possible at this time to estimate the cost of compliance with the final decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.

Tank Replacements. Tesoro has agreed, at its expense, to replace the existing underground storage tanks at certain retail locations.

Indemnification. In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by HIE prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail assets, fines or penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and related to the Pearl City Superfund Site.

Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a cap of $15 million for certain of Tesoro’s indemnification obligations related to certain pre-existing conditions as well as certain restrictions regarding the time limits for submitting notice and supporting documentation for remediation actions.

Other Government Regulation

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

The Outer Continental Shelf Lands Act (the “OCSLA”), which was administered by the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE”) and, after October 1, 2011, its successors, the BOEM and the Bureau of Safety and Environmental Enforcement (the “BSEE”), and the FERC, requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. Therefore, we do not believe that any FERC, BOEM or BSEE action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.

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

For example, in August 2013 the COGCC implemented new setback rules for oil and gas wells and production facilities near occupied buildings. The COGCC increased its setback distance to a uniform 500 feet statewide setback from occupied buildings and a uniform 1,000 feet statewide setback from high occupancy building units. The new setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. The new rules also require operators to provide advance notice to surface owners within 500 feet of proposed operations, the owners of occupied buildings within 1,000 feet of proposed operations, and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment. The new rules include expanded outreach and communication efforts by an operator.

In January 2013, the COGCC also approved two rules that require operators to sample groundwater for hydrocarbons and other indicator compounds both before and after drilling. The new statewide rule requires sampling of up to four water wells within a half mile radius of a new oil and gas well before drilling, two samples between six and 12 months after completion, and two more samples between five and six years after completion. The revised rule for the Greater Wattenberg Area (“GWA”) requires operators to sample one water well per quarter governmental section before drilling and between six to 12 months after completion.

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

Impact of Dodd-Frank Act Derivatives Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was passed by Congress and signed into law in July 2010, contains significant derivatives regulation, including requirements that certain transactions be cleared on exchanges and that collateral (commonly referred to as “margin”) be posted for such transactions. The Dodd-Frank Act provides for a potential exception from these clearing and collateral requirements for commercial end-users and it includes a number of defined terms used in determining how this exception applies to particular derivative transactions and the parties to those transactions. As required by the Dodd-Frank Act, the Commodities Futures and Trading Commission (“CFTC”) has promulgated numerous rules to define these terms. The CFTC’s final rules establishing position limits for certain derivatives transactions were vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on certain core futures and equivalent swap contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new positions limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

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

Employees

At December 31, 2013, we employed 536 people, 117 of which are nonexempt employees at the refinery who are represented by the United Steelworkers. Our current collective bargaining agreement is set to expire in January 2015. We consider our relations with our employees to be satisfactory.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Par and our subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.

The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. - Risk Factors” “Item 5. - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1A. RISK FACTORS

Our businesses involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following risks, or any risk described elsewhere in this Annual Report actually occurs, our business, business prospects, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.

The HIE Acquisition involves risks associated with acquisitions and integrating acquired businesses and the intended benefits of the HIE Acquisition may not be realized.

The HIE Acquisition involves risks associated with acquisitions and integrating acquired businesses into existing operations, including:

•	our senior management’s attention, and a significant amount of our resources, may be diverted from the management of daily operations of our other businesses to the integration of HIE;

•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•	the businesses acquired in the HIE Acquisition may not perform as well as we anticipate; and

•	unexpected costs, delays and challenges may arise in integrating HIE into our existing operations.

If we fail to integrate HIE into our existing businesses, or if we fail to realize the full benefits we anticipate from the HIE Acquisition, our business, results of operations and financial condition could be adversely affected.

The volatility of crude oil prices and refined product prices may have a material adverse effect on our cash flow and results of operations.

Earnings and cash flows from our refining, distribution and marketing segment depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products (the “crack spread”) also fluctuates significantly from time to time. These prices depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

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

In addition, we purchase our refinery feedstocks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of December 31, 2013, we estimated that we had approximately $1.3 billion of net operating loss tax carryforwards (“NOLs”). In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.”

In order to help us preserve the NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.

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

If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our liquidity is constrained by our need to satisfy our obligations under our debt agreements and our Barclays supply and exchange agreements. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, the crack spread, natural gas and oil prices, our credit ratings, interest rates, market perceptions of us or the industries in which we operate, our market value and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises.

We may be unable to successfully identify, execute or effectively integrate future acquisitions which may negatively affect our results of operations.

We will continue to pursue acquisitions in the future. Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing businesses. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new businesses may not generate the anticipated level of revenues, the anticipated cost efficiencies or synergies may not be realized and these businesses may not be integrated successfully or operated profitably. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.

Meeting the requirements of evolving environmental, health and safety laws and regulations including those related to climate change could adversely affect our performance.

Consistent with the experience of other U.S. refiners, environmental laws and regulations have raised operating costs and may require significant capital investments at our refinery. We believe that existing physical facilities at our refinery are substantially adequate to maintain compliance with existing applicable laws and regulatory requirements. However, we may be required to address conditions that may be discovered in the future and require a response. Also, potentially material expenditures could be required in the future as a result of evolving environmental, health and safety, and energy laws, regulations or requirements that may be adopted or imposed in the future. Future developments in federal and state laws and regulations governing environmental, health and safety and energy matters are especially difficult to predict.

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

Requiring reductions in our greenhouse gas emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations. For example:

•	The US EPA proposed regulations in 2009, that would require the reduction of emissions of greenhouse gases from light trucks and cars, and would establish permitting thresholds for stationary sources that emit greenhouse gases and require emissions controls for those sources. Promulgation of the final rule on April 1, 2010, has resulted in a cascade of related rulemakings by the US EPA pursuant to the Federal Clean Air Act (the “CAA”) relative to controlling greenhouse gas emissions.

•	In December 2007, the Energy Independence and Security Act was enacted into federal law, which created a second renewable fuels standard. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced in the U.S. to reach 18.2 billion gallons in 2014 and to increase to 36 billion gallons by 2022. However, the US EPA has proposed to reduce the total renewable and advanced biofuel requirements to 15.2 billion in 2014.

•	In March 2014, the US EPA published a Final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refineries nation-wide little time to engineer, permit, and implement substantial modifications.

In addition, the inability of third parties to manufacture advanced biofuels may prohibit us from meeting the requirements of the Energy Independence and Security Act of 2007.

Our common stock is not listed for trading on a national market and the market for our common stock has been historically illiquid, which may affect your ability to sell your shares.

Our common stock is not currently listed for trading on a national securities exchange. The volume of trading in our stock has historically been low. A substantial amount of our common stock is held by two investors who have restrictions on their ability to sell the stock. For example, during the fourth quarter of 2013, the average daily trading volume for our stock has been approximately 43,000 shares. Having a market for shares that are not listed for trading on a national market and without substantial liquidity can adversely affect the price of the stock at a time when you might want to sell your shares. We cannot assure investors that a more active trading market will develop even if we issue more equity in the future.

Concentrated stock ownership and a restrictive certificate of incorporation provision may discourage unsolicited acquisition proposals.

Zell Credit Opportunities Fund, L.P. (“ZCOF”) and Whitebox Advisors, LLC (“Whitebox”), together with their affiliates, each own or have the right to acquire as of the date hereof approximately 33.1% and 24.4% , respectively, or when aggregated, 57.5% of our outstanding common stock. The level of their combined ownership of shares of common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. In addition, the change in ownership limitations contained in Article 11 of our certificate of incorporation could have the effect of discouraging or impeding an unsolicited takeover proposal.

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

Our ability to fund future capital expenditures and repay our indebtedness when due will depend on our ability to generate sufficient cash flow from operations, borrowings under our debt agreements and distributions from our subsidiaries. To a certain extent, this is subject to general economic, financial, competitive, legislative and regulatory conditions and other factors that are beyond our control, including the crack spread and the prices we receive for our natural gas and oil production.

We cannot assure you that our businesses will generate sufficient cash flow from operations, that our subsidiaries can or will make sufficient distributions to us or that future borrowings will be available to us in an amount sufficient to repay our indebtedness or fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our needs, we may be forced to reduce our planned capital expenditures, sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, which could cause us to default on our obligations and could impair our liquidity.

We may be unable to compete effectively with larger companies for acquisitions, which could have a material adverse effect on our businesses, results of operations, and financial condition.

The industries in which we operate are intensely competitive, and we compete with other companies that have greater resources than we have. Our ability to acquire additional businesses or properties in the future will be dependent upon our ability to evaluate and select suitable businesses or properties for acquisition and to consummate transactions in a highly competitive environment. Many of our larger competitors carry on refining operations and market petroleum and other products and explore for and produce natural gas and oil, on a regional, national or worldwide basis. These companies may be able to pay more for acquisition targets, or evaluate or bid for and purchase a greater number of acquisition targets than our resources permit. Our inability to compete effectively with larger companies for acquisitions could have a material adverse effect on our business, results of operations, and financial condition.

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

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to manage risks associated with our businesses and increase the working capital requirements to conduct these activities.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including oil and natural gas derivative transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. In October 2011, the CFTC approved final rules that establish position limits for futures contracts on 28 physical commodities, including four energy commodities, and swaps, futures and options that are economically equivalent to those contracts. The rules provide an exemption for “bona fide hedging” transactions or positions, but this exemption is narrower than the exemption under existing CFTC position limit rules. These newly approved CFTC position limits rules were vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

It is not possible at this time to predict with certainty the full effect of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The Dodd-Frank Act may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. Depending on the rules adopted by the CFTC or similar rules that may be adopted by other regulatory bodies, we might in the future be required to provide cash collateral for our commodities derivative transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute transactions to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

 Many of our refined products could cause serious injury or death if mishandled or misused by us or our purchasers, or if defects occur during manufacturing.

While we produce, store, transport and deliver all of our refined products in a safe manner, many of our refined products are highly flammable or explosive and could cause significant damage to persons or property if mishandled. Defects in our products (such as gasoline or jetfuel) or misuse by us or by end purchasers could lead to fatalities or serious damage to property. We may be held liable for such occurrences which could have a material adverse effect on our business and results of operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our companies have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual reports on Form 10-K regarding the effectiveness of our internal control over financial reporting. This Annual Report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. During the fourth quarter of 2013, management of the company performed a comprehensive assessment of the design and operating effectiveness of internal control over financial reporting. In performing its assessment, management considered the number of late adjustments and corrections to the consolidated financial statements. As a result of this assessment, management concluded that it had a material weakness because it did not have sufficient qualified accounting personnel to prevent the company’s financial statements and related disclosures from being materially misstated. These material weaknesses had not been remedied as of December 31, 2013 and the effectiveness of our internal control over financial reporting in the future will depend on our ability to fulfill the steps to remediate these and other material weaknesses. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.

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

Our operations are subject to operational hazards that could expose us to potentially significant losses.

Our operations are subject to potential operational hazards and risks inherent in refining operations, in transporting and storing crude oil and refined products and in producing natural gas and oil. Any of these risks, such as fires, explosions, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters, at our or third party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

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

Our insurance coverage may be inadequate to protect it from the liabilities that could arise in our business.

Although we maintain insurance overage against the risks related to our businesses, risks may arise for which we may not be insured.  Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material.  Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy.  There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims.  If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability.

Our business is impacted by environmental risks of spills, discharges or other releases of petroleum or hazardous substances that are inherent in refining and production operations.

The operation of refineries, pipelines, and refined products terminals and the production of natural gas and oil is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. These events could occur in connection with our drilling and production activities and our refinery, pipelines, or refined products terminals, or in connection with any facilities which receive our waste or by-products for treatment or disposal. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

We operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline, and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Transportation and storage of crude oil and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the Federal Oil Pollution Act of 1990 and state laws in Hawaii. Among other things, these laws require us and the owners of tankers that we charter to deliver crude oil to our refinery to demonstrate in some situations the capacity to respond to a spill of up to one million barrels of oil from a tanker and up to 600,000 barrels of oil from an above ground storage tank adjacent to water, which we refer to as a “Worst Case Discharge,” to the maximum extent possible.

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

Our operations are also subject to general environmental risks, expenses and liabilities which could affect our results of operations.

From time to time we have been, and presently are, subject to litigation and investigations with respect to environmental and related matters. We may become involved in further litigation or other proceedings, or we may be held responsible in any existing or future litigation or proceedings, the costs of which could be material.

We operate and have in the past operated retail stations with underground storage tanks in Hawaii. Federal and state regulations and legislation govern the storage tanks, and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our retail stations, may impact soil or groundwater and could result in fines or civil liability for us.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We have, and will continue to have, a significant amount of indebtedness. Our obligation to repay our existing indebtedness will limit our ability to use our capital for other purposes. We may also incur additional debt, including secured indebtedness, or issue preferred stock in order to maintain adequate liquidity and develop our businesses to the extent desired. A higher level of indebtedness and/or preferred stock would increase the risk that we may default on our obligations. Our ability to meet our debt obligations depends on our future performance. General economic conditions, the crack spread, natural gas and oil prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of securities or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

Our refinery currently receives its crude oil via tankers and transports refined products from Oahu to Hawaii and Maui. In addition to environmental risks, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, including a cyber-security breach, may result in harm to our business.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refinery and our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software and intrusion detection systems, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

Our ability to operate our business effectively may suffer if we do not in a timely and cost effective manner establish our own financial, administrative, and other support functions related to the HIE Acquisition and we cannot assure you that the transitional services Tesoro agreed to provide us will be sufficient for our needs.

In connection with the HIE Acquisition, we have entered into a transition services agreement with Tesoro under which Tesoro is providing certain transitional services to us, including finance/accounting, tax, retail, operations, information technology, environmental, health and safety, marine, and human resources, and other services for a period of time. These services may not be sufficient to meet our needs. After our agreement with Tesoro expires, if we have not established our own support services related to the HIE Acquisition, we may not be able to obtain these services at favorable prices or on favorable terms, if at all.

Any failure or significant downtime in Tesoro’s financial, administrative, or other support systems during the transitional period could negatively impact our results of operations or prevent us from paying our suppliers and employees, or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

Our ability to extract value from our investment in Piceance Energy is limited.

Our 33.34% ownership interest in Piceance Energy is a significant asset. Our operating income will therefore be dependent in part on the profitability of Piceance Energy and on the ability of Piceance Energy to make distributions to its owners, which is currently prohibited by the terms of the Piceance Energy Credit Facility. In addition, Laramie, which owns the remaining 66.66% ownership interest in Piceance Energy, controls most decisions affecting Piceance Energy’s operations and we only have veto rights over decisions of Piceance Energy in a limited number of areas.

We cannot control the activities on properties we do not operate and we are unable to ensure the proper operation and profitability of these non-operated properties.

We are a non-operator with respect to our natural gas and oil properties. Consequently, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of leasehold acquisition, drilling and development activities therefore will depend upon a number of factors outside of our control, including:

•	timing and amount of capital expenditures;

•	expertise and diligence in adequately performing operations and complying with applicable agreements;

•	financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.

As a result of any of the above or other failure of the operator to act in ways that are in our best interest, our results of operations could be adversely affected.

Information concerning our natural gas and oil reserves is uncertain.

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

The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves as of December 31, 2013 included herein were prepared by independent reserve engineers in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves. As required by the SEC, the estimated discounted present value of future net cash flows from proved reserves is generally based on prices and costs as required by the SEC on the date of the estimate, while actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor the SEC requires to be used to calculate discounted future net revenues for reporting purposes is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the natural gas and oil industry in general.

Through Piceance Energy, we are subject to all the risks of natural gas and oil exploration and production.

Although we are a non-operator, through our investment in Piceance Energy, and to a lesser extent, our other non-operated properties, we are exposed to all the risks inherent in natural gas and oil exploration and production, including the risks that:

•	we may not be able to replace production with new reserves;

•	exploration and development drilling may not result in commercially productive reserves;

•	title to properties in which we or Piceance Energy has an interest may be impaired by title defects;

•
the marketability of our natural gas products depends mostly on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities, which are owned by third parties;

•	we have no long-term contracts to sell natural gas and oil;

•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays;

•
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

Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the US EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the US EPA to begin regulating emissions of GHGs under existing provisions of the CAA. The US EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. For those sources of GHGs that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

Adverse results of legal proceedings could materially adversely affect us.

We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business.  Results of legal proceedings cannot be predicted with certainty.  Irrespective of its merits, litigation may be both lengthy and disruptive to the company’s operations and may cause significant expenditures and diversion of management attention.  We may be faced with significant monetary damages or injunctive relief that could materially adversely affect our business operations or materially and adversely affect our financial position and results of operations should we fail to prevail in certain matters.

Negative publicity may adversely impact us.

Media coverage and public statements that insinuate improper actions by the company, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or investigations by regulators.  Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources.  Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our financial position and results of operations.

Events outside the United States could create operating risks.

United States embargoes or restrictive actions by U.S. and foreign governments could limit our ability to purchase crude oil and buy and sell petroleum products.  Changes in, or the imposition of, withholding or other taxes on foreign income, tariffs or restriction on foreign trade and investment, political instability, war and civil disturbances or other events such as terrorist attacks, piracy and kidnapping may limit or disrupt markets, could negatively impact our ability to purchase crude oil or sell our refined products.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

See “Item 1 – Business” for the location and general character of the properties used in our refining, distribution and marketing segment. Our corporate headquarters are located at 800 Gessner Road, Suite 875, Houston, Texas 77024. We believe that these properties and facilities are adequate for our operations and are maintained in a good state of repair.

Natural Gas and Oil Properties

Piceance Energy

All of the assets held by  Piceance Energy are located in Garfield and Mesa Counties,  Colorado. All of the natural gas and oil reserves associated with such assets produce primarily from the Mesaverde Formation and to a lesser extent the Mancos Formation, and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. Laramie and its predecessor company have drilled over 300 natural gas wells with over a 99% success rate in the Piceance Basin.

Encana Operated Wells

We have a 5% working interest in 22 wells in the southern region of the Piceance Basin. These wells are operated by Encana and were obtained in February 2008 from Encana.

Point Arguello and Rocky Point Units

We own the equivalent of a 6.07% gross working interest in the Point Arguello Unit and related facilities located offshore California in the Santa Barbara Channel. Within this unit, there are three producing platforms (Hidalgo, Harvest and Hermosa). We also own a 6.25% working interest in the development of the eastern half of OCS Block 451 in the Rocky Point Unit.

Reserves

For a table presenting the estimated natural gas and oil reserves we own directly or indirectly through Piceance Energy, see “Item 1. – Business – Natural Gas and Oil Operations.”

Internal Controls Over Reserve Estimates, Technical Qualifications and Technologies Used

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance, and for reserve estimates to be prepared by an independent third party reserve engineering firm and reviewed by certain members of senior management. The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. A letter which identifies the professional qualifications of the individuals at NSAI who were responsible for overseeing the preparation of our reserve estimates as of December 31, 2013 has been filed as a part of Exhibit 99.1 to this Annual Report.

A variety of methodologies were used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis, analog type curve analysis, volumetrics, material balance, pressure transient analysis, petrophysics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

Proved Undeveloped Reserves

Substantially all of our proved undeveloped reserves at December 31, 2013 are held through our minority equity ownership in Piceance Energy. As we are not the operator of these properties, we cannot predict or control the timing of the development of the properties.

Production Volumes, Unit Prices and Costs

The following table sets forth certain information regarding our volumes of production sold and average prices received associated with our production and sales of natural gas and crude oil for year ended December 31, 2013, the respective periods in 2012 and the year ended December 31, 2011.

	Successor		Predecessor
		Period from	Period from
	Year Ended	September 1	January 1	Year Ended
	December 31,	through	through	December 31,
	2013	December 31, 2012	August 31, 2012	2011

Company:
Production volume -
Total production (MMcfe)	668	139	5,256	11,682
Production from continuing operations:
Oil (MBbls)	69	22	67	140
Natural Gas (MMcf)	253	9	4,852	9,948
Total (MMcfe)	668	139	5,256	10,788
Net average daily production-continuing operations:
Oil (Bbl)	189	177	277	385
Natural Gas (Mcf)	694	77	19,966	27,254
Average sales price:
Oil (per Bbl)	$98.29	$97.66	$96.60	$80.16
Natural Gas (per Mcf)	$5.35	$4.32	$3.42	$5.29
Hedge gain (loss) (per Mcfe)	$—	$—	$—	$(0.04)
Lease operating costs—(per Mcfe)	$8.50	$11.22	$1.72	$1.27

Company Share of Piceance Energy:
Production volume -
Total production (MMcfe)	4,978	1,711
Production from continuing operations:
Oil (MBbls)	16	6
NGLs (MBbls)	143	48
Natural Gas (MMcf)	4,029	1,391
Total (MMcfe)	4,978	1,711
Net average daily production-continuing operations:
Oil (Bbl)	43	46
NGLs (Bbl)	391	391
Natural Gas (Mcf)	11,038	11,404
Average sales price:
Oil (Per Bbl)	$85.91	$77.81
NGLs (Per Bbl)	$30.08	$36.09
Natural Gas (per Mcf)	$3.66	$3.09
Hedge gain (loss) (per Mcfe)	$(0.05)	$(0.18)
Lease operating costs—(per Mcfe)	$0.60	$0.53

Productive Wells and Acreage

The table below shows, as of December 31, 2013, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us, as well as our share of gross and net wells and developed acres related to our 33.34% equity ownership in Piceance Energy. Calculations include 100% of wells and acreage owned by us and our subsidiaries. Developed acreage consists of acres spaced or assignable to productive wells.

	Productive Wells
	Oil (1)		Gas (1)		Developed Acres
Location	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Company:
California (offshore)	34	2.10	—	—	2,422	147
Colorado	—	—	21	1.05	210	11
New Mexico(4)	9	0.11	1	0.01	800	9

Total	43	2.21	22	1.06	3,432	167

Company’s Share of Piceance Energy
Colorado (5)	—	—	525	102.83	10,319	3,018

Total	43	2.21	547	103.89	13,751	3,185

(1)	Some of the wells classified as “oil” wells also produce minor amounts of natural gas. Likewise, some of the wells classified as “gas” wells also produce minor amounts of oil.
(2)	A “gross well” or “gross acre” is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.
(3)
A “net well” or “net acre” is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(4)	Our ownership interest in New Mexico wells is an overriding royalty interest.
(5)	For our 33.34% equity interest in Piceance Energy, the net wells and net developed acres are reflected as if we owned our interest directly.

Undeveloped Acreage

At December 31, 2013, we held undeveloped acreage in Colorado as set forth below:

	Undeveloped Acres (1)(2)
Location	Gross	Net
Company	—	—
Company share of Piceance Energy (3)	38,858	10,481

(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(2)
There are no material near-term lease expirations for which the carrying value at December 31, 2013 has not already been impaired in consideration of these expirations or capital budgeted to convert acreage to held by production.

(3)	For our 33.34% equity interest in Piceance Energy, the net undeveloped acres are reflected as if we owned our interest directly.

Drilling Activity

During the year ended December 31, 2013, the respective periods in 2012 and the year ended December 31, 2011, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

	Successor				Predecessor
			September 1		January 1
	Year Ended		Through		Through		Year Ended
	December 31, 2013		December 31, 2012		August 31, 2012		December 31, 2011
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Company
Exploratory Wells (1):
Productive:
Oil	—	—	—	—	—	—	—	—
Natural Gas	—	—	—	—	1	0.32	1	1
Nonproductive	—	—	—	—	—	—	1	1

Total	—	—	—	—	1	0.32	2	2

(1)	Does not include wells in which we had only a royalty interest.

	Successor				Predecessor
			September 1		January 1
	Year Ended		Through		Through		Year Ended
	December 31, 2013		December 31, 2012		August 31, 2012		December 31, 2011
Company	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development Wells (1):
Productive:
Oil	3	0.03	—	—	—	—	—	—
Natural Gas	13	0.65	8	0.40	—	—	41	1.96
Nonproductive	—	—	—	—	—	—	—	—

Total	16	0.68	8	0.40	—	—	41	1.96

Total Wells (1):
Productive:
Oil	3	0.03	—	—	—	—	—	—
Natural Gas	13	0.65	8	0.40	1	0.32	42	2.96
Nonproductive	—	—	—	—	—	—	1	1

Total Wells	16	0.68	8	0.40	1	0.32	43	3.96

(1)	Does not include exploratory wells in progress.

Piceance Energy did not drill any exploratory or development wells during the year ended December 31, 2013 and the period from September 1 through December 31, 2012.

Present Drilling Activity

Piceance Energy completed 9 natural gas wells in 2013 that were drilled during 2012 and prior. Piceance had no drilling activity in 2013. Encana drilled and completed 13 natural gas wells during 2013 to complete a 21 well drilling program which commenced during 2012 subsequent to our emergence from Bankruptcy. The operator of our New Mexico properties drilled three oil wells in 2013 in which we have overriding royalty interests.

Delivery Commitments

We had no material delivery commitments as of December 31, 2013.

Item 3.	LEGAL PROCEEDINGS

Consent Decree. Tesoro is currently negotiating a Consent Decree with the US EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including the refinery. It is anticipated that the Consent Decree will be finalized sometime during 2014 and will require certain capital improvements to the refinery to reduce emissions of air pollutants.

It is not possible at this time to estimate the cost of compliance with the final decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omissions of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines is not subject to a monetary limitation; however, this obligation terminates on the third anniversary of the Closing Date. See “Business-Environmental Agreement – Consent Decree.”

Helicopter Litigation. HIE is the defendant in a lawsuit styled State of Hawaii Department of Transportation Airports Division et al. v. Tesoro Hawaii, Civil No. 09-2253-09 JHC. In this matter, the insurance company for the State of Hawaii is seeking reimbursement of the attorney’s fees and costs incurred by outside council to defend against Tesoro Hawaii’s third-party complaints for contribution in three previously-settled underlying litigation matters. The underlying litigation was filed by three helicopter tour operators flying on the Island of Kauau. The helicopter tour operators allege bad jet fuel caused the formation of coking deposits in their engines which resulted in millions of dollars of repair costs and lost income. There were no in-flight issues.

Tesoro Hawaii filed third-party complaints against the State of Hawaii in each of the three underlying lawsuits alleging that any fuel issues arose from improper design and maintenance of the underground pipeline and dispensers owned and maintained by the State of Hawaii. The helicopter operators settled with the State of Hawaii, and Tesoro Hawaii and its aviation liability insurers subsequently settled with the helicopter operators.

The lawsuit alleges that the State of Hawaii was entitled to a defense and indemnity under the terms of its lease for the Tesoro Hawaii facility at the Lihue airport. The suit alleges defense costs of approximately $2 million in the underlying lawsuits. The State of Hawaii and its insurance company have since demanded $3.25 million. The issue at trial is ultimately whether Tesoro Hawaii owed a contractual duty to pay for the State of Hawaii’s defense against Tesoro Hawaii’s third-party complaints against the State of Hawaii for the State’s own negligence. The case is set for a bench trial in September 2014.

There is a companion lawsuit by the State of Hawaii and its insurance company against Tesoro Hawaii’s former liability insurer on the same issues. The Court previously held by way of a Motion for Summary Judgment that Tesoro Hawaii’s insurer had a duty to defend the State of Hawaii against Tesoro Hawaii’s third-party complaints. That matter is going to trial in July 2014 on the issue of damages only (e.g. the reasonable amount of attorney’s fees and costs the State of Hawaii is entitled to for the defense of the third-Party Complaints in the underlying lawsuits).

We do not believe that any loss relating to this litigation is probable. However, should any loss become probable before the end of the measurement period, such loss would be reflected as a purchase price adjustment relating to the HIE Acquisition.

Other. From time to time, we may be involved in other litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this Annual Report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement. For more information, see “Part I – Item 1. – Business—Bankruptcy and Plan of Reorganization – General Recovery Trust and Wapiti Trust.”

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information; Dividends

Our common stock currently trades under the symbol “PARR” on the OTCQB Marketplace. Prior to the Emergence Date, Delta’s common stock traded under the symbol “DPTRQ.” On August 31, 2012, pursuant to the Plan, Delta’s previously outstanding common stock was cancelled and we issued 14.8 million shares of common stock to settle unsecured claims pursuant to the Plan.

The high and low sale prices for our common stock for the most recent two fiscal years are shown in the table below. The prices per share of our common stock prior to the 1:10 reverse stock split effective for trading purposes on January 29, 2014 have been adjusted to reflect this stock split on a retroactive basis and may not represent actual transactions. The prices per share of our Predecessor’s shares were not adjusted.

Quarter Ended	High	Low
Predecessor:
March 31, 2012	$0.68	$0.08
June 30, 2012	0.61	0.08
July 1, 2012 through August 31, 2012	0.05	0.05
Successor:
September 1, 2012 through September 30, 2012	14.50	10.05
December 31, 2012	12.00	10.20
March 31, 2013	14.50	10.00
June 30, 2013	17.70	13.60
September 30, 2013	19.40	16.10
December 31, 2013	25.00	18.50

As of March 26, 2014, there were 196 common stockholders of record. On March 26, 2014, the closing price of our common stock was $21.05 on the OTCQB Marketplace. We have not paid dividends on our common stock, and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Loan Agreement, we are prohibited from paying dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

During the year, 12,657 vested shares were witheld to pay for the taxes due at vesting.  The witheld shares had an aggregate value of $733 thousand.  There were no other stock repurchases during the year ended December 31, 2013.

Item 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We emerged from the bankruptcy of Delta Petroleum in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. As required by U.S. generally accepted accounting principles we adopted fresh-start reporting as of the Emergence Date, resulting in us becoming a new entity for financial reporting purposes.  See “- Reorganization under Chapter 11” and “- Fresh-Start Reporting and the Effects of the Plan”.

We currently operate in three segments:

•	refining, distribution and marketing;

•	natural gas and oil operations; and

•	commodity marketing and logistics

Our refining, distribution and marketing segment owns and operates a refinery rated at 94,000 barrels per day of throughput capacity in Kapolei, Hawaii, 2.4 million barrels of crude oil and feedstock storage and 2.5 million barrels of refined product storage.   The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery logistics assets include five refined products terminals, 27 miles of pipelines, a single point mooring and other associated logistics assets. In addition, we distribute our products through 31 retail outlets located across the islands of Oahu, Maui and Hawaii. Results of operations in our refinery segment depend on favorable "crack spreads", or the difference between the price we pay for crude oil, sourced internationally, and the prices we receive for our refined products, which are primarily determined by the local Hawaii market.

Our natural gas and oil assets are non-operated and are concentrated in our 33.34% ownership of Piceance Energy, a joint venture entity operated by Laramie and focused on producing natural gas in Garfield and Mesa Counties, Colorado.  The estimated value of Piceance Energy’s estimated proved reserves was $89.3 million at December 31, 2013. In addition, we own non-operating interests in Colorado and offshore California, and an overriding royalty interest in New Mexico.  We estimate the value of estimated proved reserves for these additional properties to be approximately $3.5 million at December 31, 2013.  Our interests are heavily weighted towards natural gas and natural gas liquids.

Our commodity marketing and logistics segment focuses on sourcing, transporting, marketing and distributing crude oil from Canada and the Western U.S. to refining hubs in the Midwest, Gulf Coast and East Coast regions of the U.S.  Our logistics capabilities consist of historical pipeline shipping status (giving us assured pipeline access) a leased rail car fleet and experience in contracted chartering of tugs and barges.  We contract to provide logistics services for others and trade for our own account. Our success primarily depends on favorable spreads between the discounted crudes available from the Western U.S. and Canada and the prices we receive from our customers.

Due to significant acquisitions in December 2012 and September 2013 and our emergence from bankruptcy in August 2012, our consolidated results of operations for any period after December 31, 2013 will not be comparable to any prior period.  We will continue to recognize our proportional share of the earnings or losses of Piceance Energy, which will be driven by drilling results and market prices.  We will also continue to reflect results of operations of our commodity marketing and logistics segment, which will be dependent primarily on marketing and transportation revenues and will be driven by price differentials along the crude oil supply chain.  However, we anticipate our future results of operations, capital and liquidity positions and the overall success of our business will depend, in large part, on the results of our refinery operations. Crack spreads will be the primary driver of the refinery's results of operations and therefore, of our own profitability.

2013 Results

Results of operations for the periods discussed in “- Results of Operations” are presented in the table below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1, 2012 through August 31, 2012
Refining, distribution and marketing revenues	$778,126	$—	$—
Commodity marketing and logistics	100,149	—	—
Oil and gas sales	7,739	2,144	23,079

Total revenues	886,014	2,144	23,079

Cost of revenues	848,924	—	—
Operating expense, excluding depreciation, depletion, and amortization expense shown separately below	27,251	—	—
Lease operating expense	5,627	1,684	9,038
Transportation expense	—	—	6,963
Production taxes	49	4	979
Exploration expense	—	—	2
Dry hole costs and impairments	—	—	151,347
Depreciation, depletion, amortization and accretion	5,982	401	16,041
Trust litigation and settlements	6,206	—	—
General and administrative expense	21,494	4,520	9,386
Acquisition and integration costs	9,794	556	—
Total operating expenses	925,372	7,165	193,756
Operating loss	(39,313)	(5,021)	(170,677)

Loss from unconsolidated affiliates	(2,941)	(1,325)	(20)
Interest expense and financing costs, net	(19,471)	(1,056)	(6,852)
Other income	808	86	516
Change in value of common stock warrants	(10,114)	(4,280)	—
Gain on derivative instruments, net	410	—	—
Income tax benefit	—	2,757	—

Loss from continuing operations	(70,621)	(8,839)	(177,033)
Reorganization items:
Professional fees and administrative costs	—	—	22,354
Changes in asset fair values due to fresh start accounting adjustments	—	—	14,765
Gain on settlement of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,571)

Net loss	$(70,621)	$(8,839)	$(45,437)

Contributors to 2013 Results

Results of operations for the quarter and year ended December 31, 2013 reflect the acquisition, integration and operation of HIE which we acquired on September 25, 2013. Our gross margin was impacted by our out of cycle feedstock purchases during the refinery start up, exacerbated by tensions in Libya and Syria. The majority of the feedstocks consumed during the fourth quarter were procured during the refinery start up in order to restock the supply chain before the closing of the acquisition. Market crack spreads (or the margin between the price paid for of crude oil and the price received for refined products) declined in the fourth quarter of 2013 compared to the fourth quarter of 2012 and the third quarter of 2013. We believe our refinery’s economics reflect components of both Singapore and West Coast refineries. Average crack spreads for the Singapore and San Francisco markets declined $1.07 and $4.17 per barrel, respectively, for the fourth quarter of 2013 from the fourth quarter of 2012, in each case using a Brent 4:1:2:1 index (or one part gasoline, two parts distillate and one part fuel oil). In addition, since the acquisition, we have relied heavily on third party service providers as well as a transition services agreement with the former owner as we build internal infrastructure, contributing to elevated G&A expenses.

We believe that our efforts to rationalize the sourcing of our crude oil should improve our margins and that reducing our dependence on third party service providers as well as the transition services agreement should lower relative G&A expenses.

Reorganization under Chapter 11

In December 2011 and January 2012, Delta and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

In March 2012, the Debtors obtained approval from the bankruptcy court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In June 2012, Delta entered into a contribution agreement (the “Contribution Agreement”) with a new joint venture formed by Delta, Laramie and Piceance Energy LLC (“Piceance Energy”) to effect the transactions contemplated by Plan.

On August 31, 2012 (the “Emergence Date”), Delta consummated the transactions contemplated by the Contribution Agreement and each of Delta and Laramie contributed to Piceance Energy their respective natural gas and oil assets in the Piceance Basin. Piceance Energy is owned 66.66% by Laramie and 33.34% by Delta.

At the closing, Piceance Energy entered into a new credit agreement, borrowed $100 million under that agreement, and distributed approximately $72.6 million net of settlements to the company and approximately $24.9 million to Laramie. The company used its distribution to pay bankruptcy expenses and to repay secured debt. The company also entered into a new credit facility and borrowed $13 million under that facility at closing, and used those funds primarily to pay bankruptcy claims and expenses.

Following the reorganization, the company retained its interest in the Point Arguello Unit offshore California and other miscellaneous assets and certain tax attributes, including significant net operating loss carryforwards. Based upon the Plan as confirmed by the bankruptcy court, Delta’s creditors were issued approximately 14.8 million shares of common stock, and Delta’s former stockholders received no consideration under the Plan.

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

Fresh-Start Reporting and the Effects of the Plan

As required by U.S. GAAP, effective as of August 31, 2012, Par adopted fresh-start reporting because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh-start reporting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. Fresh-start reporting results in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as the “Predecessor”) and are not comparable to the consolidated financial statements presented on or after August 31, 2012. Accordingly, certain disclosures relating to the Predecessor’s financial statements for the eight months ended August 31, 2012 have been omitted.

Results of Operations

Successor year ended December 31, 2013 compared to Successor four months ended December 31, 2012 and Predecessor eight months ended August 31, 2012

The 2013 and 2012 periods lack comparability due to the application of fresh-start accounting effective August 31, 2012, the contribution of the majority of our natural gas and oil assets to Piceance Energy effective August 31, 2012, our acquisition of Texadian effective December 31, 2012 and our acquisition of HIE effective September 25, 2013.

Net Loss. Net loss was approximately $70.6 million, or a loss of $3.57 per basic and diluted common share, for the year ended December 31, 2013, compared to a net loss of approximately $8.8 million, or a loss of $0.56 per basic and diluted common share, for the four months ended December 31, 2012 and a net loss of approximately $45.4 million, or a loss of $1.57 per basic and diluted common share, for the eight months ended August 31, 2012.

Operating Revenues. For the year ended December 31, 2013, our operating revenues were approximately $878.3 million, consisting of refining and distribution and marketing revenues totaling approximately $778.1 million and commodity marketing and logistics revenues of approximately $100.1 million. There were no such revenues in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively.

Natural Gas and Oil Sales. For the year ended December 31, 2013, natural gas and oil sales was approximately $7.7 million. For the four months ended December 31, 2012 and eight months ended August 31, 2012, natural gas and oil sales were approximately $2.1 million and $23.1 million, respectively. The increase in natural gas and oil sales for the year ended December 31, 2013 compared to the four months ended December 31, 2012 is primarily due to the inclusion of 12 months activity in 2013 compared to four months of activity in 2012.  The decrease in natural gas and oil sales for the year ended December 31, 2013 compared to the eight months ended August 31, 2012 is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy on August 31, 2012 in connection with our emergence from bankruptcy.

Cost of Revenues. For the year ended December 31, 2013, our cost of revenues was approximately $848.9 million consisting of refining distribution costs totaling approximately $765.0 million and commodity marketing and logistics costs of approximately $83.9 million. There were no such expenses in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively.

Lease Operating Expense. For the year ended December 31, 2013, lease operating expense was approximately $5.6 million. For the four months ended December 31, 2012 and eight months ended August 31, 2012, lease operating expense was approximately $1.7 million and $9.0 million, respectively. The increase in lease operating expense for the year ended December 31, 2013 compared to the four months ended December 31, 2012 is primarily due to the inclusion of 12 months activity in 2013 compared to four months of activity in 2012.  The decrease in lease operating expense for the year ended December 31, 2013 compared to the eight months ended August 31, 2012 is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy on August 31, 2012 in connection with our emergence from bankruptcy.

Transportation Expense. For the year ended December 31, 2013 and the four months ended December 31, 2012, we incurred no transportation expense.   For the eight months ended August 31, 2012, transportation expense was approximately $7.0 million. The decrease is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy on August 31, 2012 in connection with our emergence from bankruptcy.

Production Taxes. For the year ended December 31, 2013, production taxes were approximately $49 thousand. For the four months ended December 31, 2012 and eight months ended August 31, 2012, production taxes were approximately $4 thousand and $979 thousand, respectively. The increase in production taxes for the year ended December 31, 2013 compared to the four months ended December 31, 2012 is primarily due to the inclusion of 12 months activity in 2013 compared to four months of activity in 2012.  The decrease in production taxes for the year ended December 31, 2013 compared to the eight months ended August 31, 2012 is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy on August 31, 2012 in connection with our emergence from bankruptcy.

Dry Hole Costs and Impairments. For the year ended December 31, 2013 and the four months ended December 31, 2012, we incurred no dry hole costs or impairment expense.   Dry hole costs and impairments for the eight month period ended August 31, 2012 were approximately $151.3 million. On August 31, 2012, concurrent with the approval of the Plan, our natural gas and oil properties were reclassified to assets held for sale resulting in an impairment of approximately $151.3 million.  Subsequent to the contribution of the majority of our natural gas and oil assets to Piceance Energy, we hold solely non-operated interests in natural gas and oil properties and have not participated in any exploratory drilling activities.

Depreciation, Depletion, Amortization and Accretion. For the year ended December 31, 2013, depreciation, depletion, amortization and accretion (“DD&A”) expense was approximately $6.0 million, which consisted primarily of $2.3 million for our refining, distribution and marketing business, $2.0 million for our commodity marketing and logistics business, approximately $1.7 million for our natural gas and oil operations and approximately $20 thousand relating to corporate. For the four months ended December 31, 2012 and eight months ended August 31, 2012, DD&A expense was approximately $401 thousand and $16 million, respectively and primarily related to our natural gas and oil activities. The increase in DD&A expense related to our refining and distribution business and our marketing and transportation business is due to the HIE acquisition and the Texadian acquisition on September 25, 2013 and December 31, 2012, respectively.  The increase in DD&A expense for the year ended December 31, 2013 compared to the four months ended December 31, 2012 is primarily due to the inclusion of 12 months activity in 2013 compared to four months of activity in 2012.  The decrease in DD&A expense for the year ended December 31, 2013 compared to the eight months ended August 31, 2012 is primarily related to the contribution of the majority of our natural gas and oil assets to Piceance Energy on August 31, 2012 in connection with our emergence from bankruptcy.

Trust Litigation and Settlements. For the year ended December 31, 2013, trust litigation and settlement expense was approximately $6.2 million and consisted of legal and other professional fees relating to the Recovery Trust of approximately $519 thousand and revisions to the settlement claim liability of approximately $5.7 million based on the claims settled during the period.

General and Administrative Expense. For the year ended December 31, 2013, general and administrative expense was approximately $21.5 million. For the four months ended December 31, 2012 and eight months ended August 31, 2012, general and administrative expense was approximately $4.5 million and $9.4 million, respectively. General and administrative costs were higher in 2013 due to the growth of the company, costs related to contractors, and costs related to the transition services agreement.

Acquisition and Integration Costs. For the year ended December 31, 2013 and 2012, were $9.8 million and $556 thousand. Of the $9.8 million recorded in 2013, $7.0 million is specific to acquisition costs and $2.8 million is related to integration costs.

Loss From Unconsolidated Affiliates. For the year ended December 31, 2013, our loss from Piceance Energy totaled approximately $2.9 million consisting of an allocated loss of $3.5 million partially offset by an accretion of the basis difference in the investment of approximately $575 thousand. The allocated loss includes an operating loss of approximately $2.3 million and financing and derivative costs of approximately $1.2 million. For the four months ended December 31, 2012, our allocated loss from our investment in Piceance Energy was approximately $1.3 million, which includes a loss of approximately $699 thousand from operating activities and financing and derivative loss of approximately $626 thousand. There was no significant loss from unconsolidated affiliates for the Predecessor as Piceance Energy was formed in connection with our emergence from bankruptcy on August 31, 2012.

Interest Expense and Financing Costs. For the year ended December 31, 2013, our interest expense and financing costs was approximately $19.5 million. For the four months ended December 31, 2012 and eight months ended August 31, 2012, interest expense and financing costs were approximately $1.1 million and $6.9 million, respectively. Our Predecessor and its subsidiaries filed bankruptcy petitions in December 2011 and January 2012.  As a result, we ceased accruing interest on the Predecessor’s outstanding debt, except for the debtor-in-possession financing loan.  The consummation of the Plan of Reorganization on August 31, 2012 resulted in a new capital structure.  Furthermore, we have entered into various credit agreements related to the HIE acquisition and Texadian acquisition to support their related operations which have increased interest costs relative to prior periods.

Change in value of common stock warrants.  For the year ended December 31, 2013, we recognized a loss related to the change in value of common stock warrants of approximately $10.1 million due to mark-to-market adjustments resulting from an increase in the price of our common stock. For the four months ended December 31, 2012, we recognized an unrealized loss of approximately $4.3 million due to mark-to-market adjustments resulting from an increase in the price of our common stock. These derivatives did not exist prior to our emergence from bankruptcy.

Gain on Derivative Instruments, net. For the year ended December 31, 2013, we recognized a gain primarily related to our derivative instruments of approximately $410 thousand due to mark-to-market adjustments.  These derivatives did not exist prior to our emergence from bankruptcy.

Other Income. For the year ended December 31, 2013, other income totaled approximately $809 thousand. Other income for the four months ended December 31, 2012 was not significant. For the eight months ended August 31, 2012, other income was approximately $516 thousand.

Income Taxes. For the year ended December 31, 2013, we recorded no tax expense. For the four months ended December 31, 2012, we recorded a net income tax benefit of approximately $2.8 million, which represents the reduction in our valuation allowance as a result of deferred tax liabilities recorded in connection with the Texadian acquisition.

As of December 31, 2013, there was insufficient evidence for us to conclude that it was more likely than not that the deferred tax asset would be realized.

Reorganization Items. For the eight months ended August 31, 2012, we recognized approximately $22.4 million in professional fees and administrative expenses, a loss of approximately $14.8 million relating to a change in fair value of assets due to fresh-start reporting adjustments, and a gain on the extinguishment of debt of approximately $168.7 million related to the settlement of our senior debt and other liabilities. There are no reorganization items in periods subsequent to August 31, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our capital expenditure, working capital, and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on market prices for oil and refined products and general economic, political and other factors beyond our control. We believe we could, during periods of economic downturn, access the capital markets and/or other available financial resources or reduce our capital and discretionary expenditure plans to strengthen our financial position.

Current Liquidity. The following table summarizes our liquidity position as of March 25, 2014 and December 31, 2013 (in thousands):

	Refining Distribution and Marketing	Commodity Marketing and Logistics	Other	Total
March 25, 2014
Cash and cash equivalents (1)	$9,680	$10,773	$2,216	$22,669
Revolver availability	5,000	—	—	5,000
ABL Facility	33,134	18,491	—	51,625
Total available liquidity	$47,814	$29,264	$2,216	$79,294

	Refining Distribution and Marketing	Commodity Marketing and Logistics	Other	Total
December 31, 2013
Cash and cash equivalents (1)	$4,536	$24,009	$9,516	$38,061
Revolver availability	5,000	—	—	5,000
ABL Facility	28,436	8,420	—	36,856
Total available liquidity	$37,972	$32,429	$9,516	$79,917

(1)	The HIE, HIE Retail and Texadian credit agreements contain certain covenants that limit our ability to distribute cash to their parent or other subsidiaries.

In addition to the above, in conjunction with our acquisition of HIE, and to finance the acquisition and the operations of the business of HIE after the acquisition, we entered into the crude oil Supply and Exchange Agreements. Since the Emergence Date, the primary uses of our capital resources have been in the acquisition and operation of Texadian and HIE, payment of operating expenses related to our natural gas and oil assets, professional fees, and bankruptcy expenses.

We may be required to fund capital contributions of up to $20 million to Piceance Energy under the Piceance Energy LLC Agreement. We expect that our capital contributions will be funded from available cash on hand and possible equity contributions from certain existing stockholders. If our cash sources are not sufficient to fund our entire capital contribution, then our equity ownership interest in Piceance Energy may be reduced or diluted to the extent of our shortfall.

 Private Placement Equity Transaction

On September 13, 2013, we entered into a Common Stock Purchase Agreement pursuant to which we agreed to sell shares of our common stock at a price of $13.90, as adjusted to reflect the one for ten reverse stock split effective for trading purposes on January 29, 2014 (the “Reverse Stock Split”) per share in a private placement transaction (the “Private Placement”) in reliance upon an exemption from registration pursuant to Regulation D under the Securities Act of 1933. Certain purchasers, namely, ZCOF Par Petroleum Holdings, L.L.C., an affiliate of Zell Credit Opportunities Master Fund, L.P. (“ZCOF”), and affiliates of Whitebox Advisors, LLC (“Whitebox”), each owned 10% or more of the our common stock directly or through affiliates prior to the execution of the Common Stock Purchase Agreement and are deemed to be our affiliates as a result of such ownership. ZCOF and Whitebox have representatives on our board of directors.

On September 25, 2013, we completed the Private Placement and issued approximately 14.4 million shares of common stock resulting in aggregate gross proceeds to us of approximately $200 million. We did not engage any investment advisors with respect to the Private Placement, and no finders’ fees or commissions were paid to any party in connection therewith. The proceeds from the Private Placement were used to fund a portion of the purchase price for the HIE acquisition.

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30 million. We borrowed $13 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement: (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan. During 2013, we borrowed an additional $17 million for general corporate use.  In November 2013, we repaid in full and terminated all of our obligations under the Loan Agreement, other than the New Tranche B Loans described below.

Amendment to the Loan Agreement

 On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian Energy, the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which certain lenders (the “Tranche B Lenders”) agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian, the Tranche B Loan provided cash collateral for our former cash collateralized letter of credit facility. Pursuant to the Eighth Amendment to the Loan Agreement entered into on July 24, 2013, the Lenders refinanced and replaced the Tranche B Loan with new Tranche B Loans in the aggregate principal amount of $65 million (the “New Tranche B Loans”). The proceeds from the New Tranche B Loans were applied to prepay in full the Tranche B Loan, to make payments due under the membership interests purchase agreement in connection with the acquisition of HIE (the “HIE Purchase Agreement”), and for working capital and general corporate purposes.

 On September 25, 2013 and in connection with the acquisition of HIE, we entered into a Tenth Amendment to the Loan Agreement pursuant to which the Lenders (i) consented to the consummation of the transactions contemplated by the HIE Purchase Agreement and the use of a portion of the proceeds from the Private Placement to fund a portion of the consideration for the acquisition of HIE and for certain other purposes, (ii) provided certain other consents in connection with the transactions contemplated by the HIE Purchase Agreement, (iii) increased the interest rate applicable to certain of the loans, and (iv) amended certain provisions of the Loan Agreement and the other loan documents in connection with the consummation of the transactions contemplated by the HIE Purchase Agreement and the Private Placement.

 The consent provided by the Lenders was conditioned on, among other things, (i) the repayment in full of the New Tranche B Loans owing to all Lenders except for ZCOF Par Petroleum Holdings, L.L.C., and a partial repayment of the New Tranche B Loans owing to ZCOF Par Petroleum Holdings, L.L.C. from a portion of the proceeds from the Private Placement and (ii) a portion of the proceeds from the Private Placement being used to consummate the transactions contemplated by the HIE Purchase Agreement.

The term loans (other than the New Tranche B Loans that remain outstanding following the repayment described above) under the Loan Agreement bore interest (a) from September 25, 2013 through October 31, 2013, at a rate equal to 9.75% per annum payable, at the election of the company, either (i) in cash or (ii) in-kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in-kind.  These term loans were repaid in full in November 2013.

The New Tranche B Loans bear interest (a) from June 24, 2013 through October 31, 2013 at a rate equal to 9.75% per annum payable, at the election of the company, either (i) in cash or (ii) in kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in kind. Additionally, we agreed to pay the New Tranche B Lenders a nonrefundable exit fee equal to 2.5% of the aggregate amount of the New Tranche B Loans. The exit fee is earned in full and payable on the maturity date of the Tranche B Loans or, if earlier, the date on which the New Tranche B Loans are paid in full.

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

ABL Facility

On September 25, 2013 and in connection with the with the acquisition of Tesoro Hawaii, HIE and certain subsidiaries of HIE (the “ABL Borrowers”) and Hawaii Pacific Energy entered into an asset-based revolving credit facility (the “ABL Facility”) to provide the ABL Borrowers with a senior secured revolving credit facility of up to $125 million under which the ABL Borrowers may borrow amounts from time to time based on the available borrowing base as determined in accordance with the ABL Facility. The ABL Facility also allows the ABL Borrowers to use up to $50 million of availability under the ABL Facility for the issuances of letters of credit. The amounts borrowed pursuant the ABL Facility and all obligations arising under the ABL Facility are secured by a lien on substantially all of HIE’s assets.  The ABL Borrowers agreed to pay an up-front fee, an origination fee, and commitment fees for the ABL Facility.  The ABL Borrowers borrowed $15 million on September 25, 2013 under the ABL Facility in order to, in part, (i) fund the purchase price under the HIE Purchase Agreement, and (ii) provide working capital to the ABL Borrowers. The proceeds from any future amounts borrowed pursuant to the ABL Facility will be used for general corporate purposes and to fund the working capital of the ABL Borrowers.  All loans and other obligations outstanding under the ABL Facility are payable in full on September 25, 2017. The ABL Facility requires HIE and its subsidiaries and Hawaii Pacific Energy to comply with various affirmative and negative covenants affecting its business and operations, including compliance by HIE in certain circumstances with a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted, to total fixed charges of 1.0 to 1.0.

HIE Retail Credit Agreement

On November 14, 2013, HIE Retail, LLC (“HIE Retail”), our subsidiary, entered into a Credit Agreement (the “Retail Credit Agreement”) in the form of a senior secured term loan of up to $30 million (the “Term Loan”) and a senior secured revolving line of credit of up to $5 million (the “Revolver”). The Lenders initially advanced $26 million of the Term Loan at the closing and will advance an additional $4 million of the Term Loan upon HIE Retail’s compliance with certain liquor licensing requirements, if such requirements are satisfied prior to December 31, 2014. The proceeds of the Term Loan are available for general corporate purposes. Loans made under the Retail Credit Agreement are secured by a first priority security interest in substantially all of the assets of HIE Retail consisting primarily of 31 retail outlets on the islands of Oahu, Maui and Hawaii. HIE Retail agreed to pay the lenders an upfront and an annual agent fee beginning on November 14, 2014.  The Retail Credit Agreement requires HIE Retail to comply with various financial covenants that are measured on a quarterly basis commencing with the fiscal quarter ending March 31, 2014 and are calculated on a trailing four-quarter basis.   The Term Loan matures and is fully payable on November 14, 2020. Principal on the Term Loan will be repaid in 28 equal quarterly principal payments over the term.  The Revolver matures on November 14, 2016. Letters of credit issued under the Revolver are not to expire beyond the maturity date of the Revolver.  A percentage of annual cash flow may be applied to the outstanding principal balance of the Term Loan begins with fiscal year 2014 if the leverage ratio exceeds 4.5:1.00.

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly-owned subsidiary Texadian Canada entered into an uncommitted credit agreement (the “Uncommitted Credit Agreement”) that provides for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero. As of December 31, 2013, Texadian was in compliance with these covenants.There was $41.6 million outstanding in letters of credit as of December 31,2013.

Warrant Issuance Agreement

 Pursuant to the Plan of Reorganization, on the Emergence Date, we issued to the lenders under the Loan Agreement warrants (the “Warrants”) to purchase up to an aggregate of 959,213 shares of our common stock (the “Warrant Shares”). In connection with the issuance of the Warrants, we also entered into a Warrant Issuance Agreement, dated as of the Emergence Date (the “Warrant Issuance Agreement”). Subject to the terms of the Warrant Issuance Agreement, the holders are entitled to purchase shares of common stock upon exercise of the Warrants at an exercise price of $0.10 per share of common stock (the “Exercise Price”), subject to certain adjustments from time to time as provided in the Warrant Issuance Agreement. The Warrants expire on the earlier of (i) August 31, 2022 or (ii) the occurrence of certain merger or consolidation transactions specified in the Warrant Issuance Agreement. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis.

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

From the Emergence Date through December 31, 2013, we issued an additional 208,460 shares of our common stock to settle bankruptcy matters. This entitles the Lenders to receive an additional 14,859 Warrant Shares as of December 31, 2013. On December 12, 2013, Warrants to purchase 183,389 Warrant Shares were exercised.   At December 31, 2013, Warrants to purchase an aggregate of 790,683 Warrant Shares were outstanding.

Cash Flows

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1 though August 31, 2012
		(In thousands)

Net cash provided by (used in) operating activities	$(35,677)	$(4,636)	$(20,262)
Net cash provided by (used in) investing activities	$(564,500)	$(17,690)	$72,622
Net cash provided by financing activities	$632,053	$23,629	$(60,340)

Net cash used in operating activities was approximately $35.7 million for the year ended December 31, 2013 which resulted from a net loss of approximately $70.6 million offset by non-cash charges to operations of approximately $37.1 million and working capital changes of approximately $2.1 million. Net cash used in operating activities for the four months ended December 31, 2012 and eight months ended August 31, 2012 was approximately $4.6 million and $20.3 million, respectively. The operations of the 2012 and 2013 periods are not comparable due to the contribution of the majority of our natural gas and oil assets to Piceance Energy and the application of fresh - start accounting effective August 31, 2012, our acquisition of Texadian on December 31, 2012 and our acquisition of HIE on September 25, 2013.

For the year ended December 31, 2013, net cash used in investing activities was primarily related to the acquisition of HIE for approximately $564.5 million, of which approximately $378.2 million was funded from the Supply and Exchange Agreements (see below), capitalized drilling costs and additions to property and equipment totaling approximately $8.1 million partially offset by proceeds of the sale of our assets held for sale of approximately $2.9 million. For the four months ended December 31, 2012, net cash used in investing activities was primarily related to our acquisition of Texadian and totaled approximately $17.4 million. Net cash provided by investing activities was approximately $72.6 million in the eight months ended August 31, 2012 and was generated from the proceeds of the sale of our oil and gas assets to Piceance Energy for approximately $74.2 million ($72.6 million net after working capital adjustments made in subsequent periods).

Net cash provided by financing activities for the year ended December 31, 2013 of approximately $632.1 million resulting from advances from our supply and exchange agreements totaling approximately $378.2 million, the sale of common stock totaling approximately $199.2 million, additional borrowings under our debt agreements of approximately $159.8 million and the release of approximately $19 million from restricted cash held to secure letters of credit partially offset by repayment of borrowings of approximately $121.9 million and payment of loan issue costs of approximately $2.3 million. For the four months ended December 31, 2012, net cash provided by financing activities totaled $23.6 million and was primarily related to borrowing of $35.0 million under our Tranche B Loan, the release of $5.2 million of restricted cash by the Recovery Trusts, as discussed under “—Commitments and Contingencies” below, an additional $2.4 million generated by recoveries from the Wapiti Trust, offset by a required deposit of $19 million to support letters of credit. Net cash used in financing activities was approximately $60.3 million in the eight months ended August 31, 2012. During the eight months ended August 31, 2012, we borrowed (i) approximately $13 million under our Loan Agreement on the Emergence Date, and (ii) approximately $10 million, and then repaid approximately $59.5 million under the senior secured debt-in-possession credit facility entered into by the Predecessor and reserved an additional $21.8 million in order to extinguish liabilities relating to the bankruptcy and funded the Wapiti and General Recovery Trusts with $2.0 million.

Capital Expenditures

Our capital expenditures excluding acquisitions for the year ended December 31, 2013 totaled approximately $7.8 million and was primarily related to our refinery and information technology systems.

Additional capital may be required to maintain our interests at our Point Arguello Unit offshore California, but this is currently unestimatable. Furthermore, we may be required as part of our equity investment in Piceance Energy to contribute up to an aggregate of approximately $20.0 million if approved by the majority of its board of managers. We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.

 Commitments and Contingencies

Supply and Exchange Agreements

   HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. We entered into the Supply and Exchange Agreements for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery.

Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the Refinery.  Additionally, Barclays holds title to a majority of our refined product inventory in our tanks at the Refinery. We hold title to the inventory during the refining process.  Barclays sells the crude oil as it is discharged out of the Refinery's tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third party sales of refined product.  We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.

As described in Note 2—Summary of Significant Accounting Policies, we record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties.  Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory. In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”.  To the extent we have refined products inventory volumes at period-end in excess of the Block Volume, we record a liability for the Block Volume valued at the per barrel carrying value of the refined product inventory owned by Barclays.  From time to time, we may sell refined product inventory that causes our refined product inventory to be less than the Block Volume.  To the extent of this shortfall, we record a liability for the volumes that we would need to purchase at current market prices in order to meet the Block Volume requirement. The liability related to the Supply and Exchange Agreements is included in obligations under supply and exchange agreements on our consolidated balance sheets.

Environmental Matters

 Like other petroleum refiners and oil and gas exploration and production companies, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.  Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.  Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Such estimates may be subject to revision in the future as regulations and other conditions change.

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

Regulation of Greenhouse Gases.  The United States Environmental Protection Agency (“US EPA”) has begun regulating greenhouse gases under the Clean Air Act Amendments of 1990 (the “Clean Air Act”).  New construction or material expansions that meet certain greenhouse gas emissions thresholds will likely require that, among other things, a greenhouse gas permit be issued in accordance with the Clean Air Act regulations, and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce greenhouse gas emissions.

Furthermore, the US EPA is currently developing refinery-specific greenhouse gas regulations and performance standards that are expected to impose, on new and modified operations, greenhouse gas emission limits and/or technology requirements.  These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

In 2007, the State of Hawaii passed Act 234, which required that greenhouse gas emissions be rolled back on a state wide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which greenhouse gas emissions were reported to the US EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and greenhouse gas emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current greenhouse gas inventory and future year projection. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.

Fuel Standards. In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the US EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36.0 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the US EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

In October 2010, the US EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15) for 2007 and newer light duty motor vehicles. In January 2011, the US EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.

In March 2014, the US EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nation-wide little time to engineer, permit and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association may challenge the final regulation.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

 Environmental Agreement

On September 25, 2013 (the “Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the Tesoro Acquisition), Tesoro and HIE entered into an Environmental Agreement (the “Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE, including the Consent Decree as described below.

Consent Decree. Tesoro is currently negotiating a Consent Decree with the US EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including our refinery.  It is anticipated that the Consent Decree will be finalized sometime during 2014 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.

It is not possible at this time to estimate the cost of compliance with the final decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.

Tank Replacements. Tesoro has agreed, at its expense, to replace the existing underground storage tanks at certain retail locations.

Indemnification. In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breached of Tesoro’s representations, warranties and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by HIE prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail assets, fines or penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and to the Pearl City Superfund Site.

Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement.

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

The General Trust is pursuing all bankruptcy causes of action not otherwise vested in the Wapiti Trust, claim objections and resolutions, and all other responsibilities for winding-up the bankruptcy. The General Trust is overseen by a three person General Trust Oversight Board and our Chief Legal Officer is currently the trustee (the “Recovery Trustee”). Costs, expenses and obligations incurred by the General Trust are charged against assets in the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the Recovery Trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary of the General Trust, subject to the terms of the trust agreement and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.

From the Emergence Date through December 31, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 112 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for $258,905 in cash and 20,275 shares of common stock.  Pursuant to the Plan, during the year ended December 31, 2013, the Recovery Trustee settled an additional 59 claims with an aggregate face amount of $26.9 million for approximately $5.4 million in cash and 208,460 shares of common stock.

As of December 31, 2013, it is estimated that a total of 28 claims totaling approximately $40.2 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and Delta, our predecessor, owned a 2.41934% working interest in the unit.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. At December 31, 2013, we have reserved approximately $3.8 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end (see Note 13 – Commitments and Contingencies to our audited consolidated financial statements).

Operating Leases

Within our refining, distribution and marketing segment, we have various cancellable and noncancellable operating leases related to land, vehicles, office and retail facilities and other facilities used in the storage, transportation and sale of crude oil and refined products. The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation and sale of crude oil and refined products.  We have operating leases for most of our retail stations with primary terms of up to 32 years, and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation and sale of crude oil and refined products have various expiration dates extending to 2027.

In addition, with our commodity, marketing and logistics segment, we have various agreements to lease storage facilities, primarily along the Mississippi River, railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. The leases generally range in duration of five years or less and contain lease renewal options at fair value. Our railcar leases contain an empty mileage indemnification provision whereby if the empty mileage exceeds the loaded mileage, we are charged for the empty mileage at the rate established by the tariff of the railroad on which the empty miles accrued.

Minimum annual lease payments extending to 2027, for operating leases to which we are legally obligated and having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Total
2013	$22,725
2014	13,277
2015	12,362
2016	10,375
2017	9,244
Thereafter	25,614

Total minimum rental payments	$93,597

Capital Leases

Within our refining, distribution and marketing segment, we have capital lease obligations related primarily to the leases of five retail stations with initial terms of 17 years, with four 5-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2013	$382
2014	382
2015	382
2016	382
2017	382
Thereafter	840
Total minimum lease payments	2,750
Less amount representing interest	829

Total minimum rental payments	$1,921

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of our audited consolidated financial statements included herein. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to fresh start accounting adjustments, natural gas and oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In estimating fair value, we use discounted cash-flow projections, recent comparable market transactions, if available, or quoted prices. We consider assumptions that third parties would make in estimating fair value, including the highest and best use of the asset. There is a significant amount of judgment involved in cash-flow estimates. The assumptions used by another party could differ significantly from our assumptions.

We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted, readily observable quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

 We used a variety of methods to estimate fair value of our acquired assets and the value assigned to assets and liabilities in business combinations and in the application of fresh-start reporting, including the cost approach, the sales approach and the income approach.  These methods require management to make judgments regarding characteristics of the acquired property, future revenues and expenses.  Changes in these estimates would result in different amounts allocated to the related assets and liabilities.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

 In the valuation of the liability for the contingent consideration to be paid for the acquisition of HIE and of our outstanding Warrants, we use a Monte Carlo Simulation model which requires management to make estimates of future gross margin, gross margin volatility and expected volatility of our stock price and a present value factor.  Different estimates would result in a change in the fair value of the amounts presented in our consolidated financial statements.

Additionally, we have certain derivative instruments where we have elected the normal purchases and normal sales exception.  Had we not made this election, these derivatives would be marked to market each period with the difference recorded in earnings.

Derivatives and Other Financial instruments

We periodically enter into commodity price risk transactions to manage our exposure to natural gas and oil price volatility. These transactions may take the form of non-exchange traded fixed price forward contracts and exchange traded futures contracts, collar agreements, swaps or options. The purpose of the transactions will be to provide a measure of stability to our cash flows in an environment of volatile commodity prices.

Our commodity marketing and logistics segment enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Our policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should we not designate a contract as a normal purchase or normal sale then the contract would be accounted for at fair value on our consolidated balance sheets and marked to market each reporting period with changes in fair value being charged to earnings. We elect to offset amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. As a result, our consolidated balance sheets present derivative assets and liabilities on a net basis. As of December 31, 2013, we have elected the normal purchase normal sale exemption for all outstanding contracts. As a result, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for our open contracts which were settled in the first quarter of 2013.

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

As a part of the Plan of Reorganization, we issued warrants that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, our former delayed draw term loan facility contained certain puts that were required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reported in earnings.

 Asset Retirement Obligations

 We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Our AROs arise from our refining, distribution and marketing business’ refinery and retail operations, as well as plugging and abandonment of wells within our natural gas and oil operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life and both are recorded in depreciation, depletion and amortization in the statements of operations. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met.

Natural Gas and Oil. Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue and recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2013 and 2012, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements. Additionally, we provide an accrual for natural gas and oil sales using the sales method by estimating natural gas and oil volumes and prices for months in which revenues have not been received using production and pricing information provided by the operator.

Commodity Marketing and Logistics.  We earn revenues from the sale and transportation of oil and the rental of rail cars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer.  Transportation revenues are recognized when title passes to the customer, which is when risk of ownership transfers to the customer, and physical delivery occurs.   Revenues from the rental of railcars are recognized ratably over the lease periods.

Refining, Distribution and Marketing. We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in cost of sales in our statements of consolidated operations on a net basis. These transactions include nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in revenues in our statements of consolidated operations, while the related transportation costs are included in cost of sales or operating expenses. Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations.

Inventory

Inventories are stated at the lower of cost or market value using the first-in, first-out accounting method. We value merchandise along with spare parts, materials and supplies at average cost.

We enter into exchange and supply contracts whereby we agree to deliver a particular quantity and quality of refined products at a specified location and date to a particular counterparty and to receive from the same counterparty a particular quantity and quality of refined products at a specified location on the same or another specified date. The exchange receipts and deliveries are nonmonetary transactions, with the exception of associated grade or location differentials that are settled in cash each month. These transactions are not recorded as revenue because they involve the exchange of refined product inventories held for sale in the ordinary course of business to facilitate sales to customers. The exchange transactions are recognized at the carrying amount of the inventory transferred plus or minus any cash settlement due to grade or location differentials.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded.

We recognize the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2010, 2011, and 2012. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.

We expect to incur state income tax liabilities as a result of certain operations in states where we have no net operating loss carryovers available to offset taxable income generated within those states.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on page F-1. There are no financial statement schedules since they are either not applicable or the information is included in the notes to the financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act of 1934. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of December 31, 2013. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Prior to December 31, 2011, we filed for voluntary bankruptcy and during the duration of the proceedings, our’s ability to maintain effective internal control over financial reporting was weakened due to a high amount of turnover to its accounting staff. As of August 31, 2012, we emerged from bankruptcy and replaced the operations and financial reporting functions with a new accounting group.  In December 2012 and September 2013, we completed acquisitions which significantly increased the size of the company and its resource requirements.  Due to our rapid growth there has been a heavy reliance on external service providers and contractors, particularly in the accounting department.

During the fourth quarter of 2013, management performed a comprehensive assessment of the design and operating effectiveness of internal control over financial reporting. In performing its assessment, management considered the number of late adjustments and corrections to the consolidated financial statements.  As a result of this assessment, management concluded that it had a material weakness because it did not have sufficient qualified accounting personnel to prevent our financial statements and related disclosures from being materially misstated.

Changes in Internal Controls over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2013 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

As a result of the material weakness, management determined that the company needed to hire additional finance and accounting personnel to ensure it had adequate resources to perform the accounting functions and, to the extent external service providers and contractors continue to be used, adequately supervise those resources to prevent the financial statements and related disclosures from being materially misstated. We hired a new Chief Financial Officer in December 2013, and hired a Corporate Controller and additional accounting staff in early 2014 to enhance controls and procedures in the accounting function.  The internal control gap remediation to be performed by management is ongoing and was not completed as of December 31, 2013; therefore, management has concluded that a material weakness exists in the operating effectiveness of its internal control over financial reporting.

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

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to [our definitive proxy statement] or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to [our definitive proxy statement] or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to [our definitive proxy statement] or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to [our definitive proxy statement] or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to [our definitive proxy statement] or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

(2) Financial Statement Schedules. None.
(3) Exhibits.

INDEX TO EXHIBITS

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.****

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the company. Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed on June 8, 2012.****

2.3
Purchase and Sale Agreement dated as of December 31, 2012, by and among the company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.****

2.4
Membership Interest Purchase Agreement dated as at June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 2.4 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.****

3.1	Amended and Restated Certificate of Incorporation of the company. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

3.2
Certificate of Amendment to the Certificate of Incorporation of the company dated effective September 25, 2013. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 27, 2014.

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the company dated January 23, 2014. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

3.4	Amended and Restated Bylaws of the company. Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.1	Form of the company’s Common Stock Certificate. ***

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

10.2
First Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of September 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.3
Waiver and Second Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of November 29, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

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

10.6
Fifth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 4, 2013, by and among the company, the Guarantors party thereto, the lenders party thereto and Jeffries Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.

10.7
Sixth Amendment to Delayed Draw Term Loan Agreement dated as of June 12, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.2 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.8
Seventh Amendment to Delayed Draw Term Loan Agreement dated as of June 17, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.3 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.9
Eighth Amendment to Delayed Draw Term Loan Agreement dated as of June 14, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on June 24, 2013.

10.10
Ninth Amendment to Delayed Draw Term Loan Agreement dated as of August 1, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.10 to the company’s Registration Statement on Form S-1 filed on November 22, 2013.

10.11
Tenth Amendment to Delayed Draw Term Loan Agreement dated as of September 25, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.8 to the company’s Current Report on Form 8-K filed on September 27, 2014.

10.12
Eleventh Amendment to Delayed Draw Term Loan Agreement dated as of January 23, 2014, by and among the company, the Guarantors party thereto, ZCOF Par Petroleum Holdings, L.L.C. and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

10.13	Amended and Restated Limited Liability company Agreement for Piceance Energy, LLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

46

10.14
Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.15
First Amendment to Credit Agreement dated August 31, 2012, by and among Piceance Energy, LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.16
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

10.17
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

10.18
Pledge Agreement dated August 31, 2012, by Par Piceance Energy Equity LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.19
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

10.20
Pledge and Security Agreement, dated August 31, 2012, by the company and certain of its subsidiaries in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.21
Letter of Credit Facility Agreement dated as of December 27, 2012, by and between the company and Compass Bank. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.22
Form of Indemnification Agreement between the company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.*

10.23
Uncommitted Credit Agreement dated as of June 12, 2013, by and among Texadian Energy, Inc., Texadian Energy Canada Limited and BNP Paribas. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in June 17, 2013.

10.24
Common Stock Purchase Agreement dated effective as of September 10, 2013, by and among the company and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in September 13, 2013.

10.25
Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Whitebox Advisors, LLC and the company. Incorporated by reference to Exhibit 10.18 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.26
Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the company. Incorporated by reference to Exhibit 10.17 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.27
Framework Agreement dated as of September 25, 2013, by and among Hawaii Pacific Energy, LLC, Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 80K filed on September 27, 2013.

10.28
Storage and Services Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.29
Agency and Advisory Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.30
Inventory First Lien Security Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 27, 2013.

47

10.31
First Lien Mortgage dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.32
Intercreditor Agreement dated as of September 25, 2013, by and among Barclays Bank PLC, Wells Fargo Bank, N.A, as inventory collateral agent, Deutsche Bank AG New York Branch, as ABL loan collateral agent and as administrative agent pursuant to the ABL Credit Agreement, Hawaii Pacific Energy, LLC, and Tesoro Hawaii, LLC. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.33
Membership Interests First Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.34
ABL Credit Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and other borrowers party thereto, Hawaii Pacific Energy, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and ABL loan collateral agent. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.35
ABL Loan Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Wells Fargo Bank, National Association, as inventory collateral agent. Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.36
ABL Loan First Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.37
Second Lien Mortgage dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.38
Membership Interests Second Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.39
Inventory Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.40
Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.41
Credit Agreement dated as of November 14, 2013, by and among the company, the Lenders party thereto and Bank of Hawaii, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 19, 2013.

14.1
Par Petroleum Corporation Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective October 15, 2012. Incorporated by reference to Exhibit 14.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.

21.1	Subsidiaries of the Registrant.***

23.1	Consent of Deloitte & Touche LLP***

23.2	Consent of EKS&H LLLP***

23.3	Consent of KPMG LLP***

23.4	Consent of Netherland, Sewell & Associates, Inc.***

48

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. ***

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2013.***

99.2
Agreement of Settlement and Release dated September 19, 2012, by and between The Wapiti Recovery Trust and Wapiti Oil & Gas, L.L.C. Incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on September 25, 2013.

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

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Petroleum Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of Par Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Piceance Energy, LLC, an equity method investee of the Company.  The Company’s investment in Piceance Energy, LLC constitutes 12% of consolidated total assets as of December 31, 2013, and the Company’s interest in the net loss of Piceance Energy, LLC constitutes 4% of consolidated net loss for the year ended December 31, 2013. The financial statements of Piceance Energy, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Piceance Energy, LLC, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Par Petroleum Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Members of
Piceance Energy, LLC
Denver, Colorado

We have audited the balance sheet of Piceance Energy, LLC (the “company”) as of December 31, 2013, and the related statements of operations, members’ equity, and cash flows for the year then ended, and the related notes to the financial statements (not separately included herein).  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piceance Energy, LLC as of December 31, 2013 and the results of its operations and its cash flows for the year then ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
EKS&H LLLP

February 28, 2014
Denver, Colorado

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Par Petroleum Corporation

We have audited the accompanying consolidated balance sheet of Par Petroleum Corporation and subsidiaries (the “company”) as of December 31, 2012 (Successor), and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from September 1, 2012 through December 31, 2012 (Successor).  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

As discussed in Notes 1 and 2 to the financial statements, the company entered into a plan of reorganization and emerged from bankruptcy on August 31, 2012.  As a result of the reorganization, the company applied fresh start accounting and the consolidated financial statements for the period after the reorganization date are presented on a different cost basis than that for the periods before the reorganization and, therefore, are not comparable.

/s/ EKS&H LLLP
EKS&H LLLP

Denver, Colorado
March 27, 2012, except for Note 14, as to which the date is March 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Delta Petroleum Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Par Petroleum Corporation (formerly Delta Petroleum Corporation) and subsidiaries (the Predecessor) for the period from January 1, 2012 through August 31, 2012.  These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Par Petroleum Corporation (formerly Delta Petroleum Corporation) and subsidiaries (the Predecessor) for the period from January 1, 2012 through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
KPMG LLP

Denver, Colorado
March 27, 2013

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$38,061	$6,185
Restricted cash	802	23,970
Trade accounts receivable	122,913	17,730
Inventories	389,075	10,466
Prepaid and other current assets	7,522	1,575
Total current assets	558,373	59,926
Property and equipment
Property, plant and equipment	107,623	1,415
Proved oil and gas properties, at cost, successful efforts method of accounting	4,949	4,804
Total property and equipment	112,572	6,219
Less accumulated depreciation, depletion and amortization	(3,968)	(373)
Property and equipment, net	108,604	5,846

Long-term assets
Investments in unconsolidated affiliate	101,796	104,434
Intangible assets, net	11,170	8,809
Goodwill	20,603	7,756
Assets held for sale	—	2,800
Other long-term assets	26,539	11
Total assets	$827,085	$189,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,250	$35,000
Obligations under supply and exchange agreements	390,839	—
Accounts payable	28,870	25,329
Other accrued liabilities	31,956	981
Accrued settlement claims	3,793	8,667
Total current liabilities	458,708	69,977
Long-term liabilities
Long-term debt	94,030	7,391
Derivative liabilities	17,336	10,945
Long-term capital lease obligations	1,526	—
Deferred tax liability	216	—
Contingent consideration liability	11,980	—
Other liabilities	6,473	512
Total liabilities	590,269	88,825

Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares and 300,000,000 shares authorized at December 31, 2013 and 2012, respectively, 30,151,000 shares and 15,008,092 shares issued at December 31, 2013 and 2012, respectively	301	150
Additional paid-in capital	315,975	109,446
Accumulated deficit	(79,460)	(8,839)
Total stockholders’ equity	236,816	100,757
Total liabilities and stockholders’ equity	$827,085	$189,582

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor		Predecessor
		September 1	January 1, 2012
	Year Ended	through	through
	December 31, 2013	December 31, 2012	August 31, 2012

Revenues
Refining, distribution and marketing revenues	$778,126	$—	$—
Commodity marketing and logistics revenues	100,149	—	—
Oil and gas sales	7,739	2,144	23,079
Total operating revenues	886,014	2,144	23,079

Operating expenses
Cost of revenues	848,924	—	—
Operating expense, excluding depreciation, depletion and amortization expense shown separately below	27,251	—	—
Lease operating expense	5,627	1,684	9,038
Transportation expense	—	—	6,963
Production taxes	49	4	979
Exploration expense	—	—	2
Dry hole costs and impairments	—	—	151,347
Depreciation, depletion and amortization	5,982	401	16,041
Trust litigation and settlements	6,206	—	—
General and administrative expense	21,494	4,520	9,386
Acquisition and integration costs	9,794	556	—
Total operating expenses	925,327	7,165	193,756
Operating loss	(39,313)	(5,021)	(170,677)

Other income and (expense):
Interest expense and financing costs, net	(19,471)	(1,056)	(6,852)
Other income	808	86	516
Change in value of common stock warrants	(10,114)	(4,280)
Gain on derivative instruments, net	410	—	—
Loss from unconsolidated affiliates	(2,941)	(1,325)	(20)
Total other expense	(31,308)	(6,575)	(6,356)

Loss before income taxes and reorganization items	(70,621)	(11,596)	(177,033)
Income tax benefit	—	(2,757)	—

Loss before reorganization items	(70,621)	(8,839)	(177,033)
Reorganization items
Professional fees and administrative costs	—	—	22,354
Changes in asset fair values due to fresh start accounting adjustments	—	—	14,765
Gain on settlement of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,571)
Net loss	$(70,621)	$(8,839)	$(45,437)

Basic loss per common share	$(3.57)	$(0.56)	$(1.57)

Diluted loss per common share	$(3.57)	$(0.56)	$(1.57)

Weighted average number of shares outstanding:
Basic	19,740	15,734	28,841
Diluted	19,740	15,734	28,841

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		paid-in	Accumulated	Total
	Shares	Amount	capital	Deficit	Equity

Balance, January 1, 2012 (Predecessor)	28,841	$288	$1,641,390	$(1,591,453)	$50,225
Net loss	—	—	—	(45,437)	(45,437)
Forfeitures	(58)	—	—	—	—
Stock-based compensation	—	—	1,895	—	1,895

Balance, August 31, 2012 (Predecessor)	28,783	288	1,643,285	(1,636,890)	6,683
Cancellation of predecessor common stock	(28,783)	(288)	288	—	—
Elimination of predecessor accumulated deficit	—	—	(1,636,890)	1,636,890	—
Issuance of common stock and fresh start accounting upon emergence from Chapter 11	14,766	148	102,731	—	102,879

Balance, August 31, 2012 (Successor)	14,766	148	109,414	—	109,562
Stock issued to settle bankruptcy claims	20	—	—	—	—
Stock-based compensation	222	2	32	—	34
Net loss	—	—	—	(8,839)	(8,839)

Balance, December 31, 2012 (Successor)	15,008	150	109,446	(8,839)	100,757
Stock issued in a private transaction, net of offering cost of $830	14,388	144	199,026	—	199,170
Stock issued to settle bankruptcy claims	209	2	2,603	—	2,605
Stock issued through exercise of warrants	184	2	3,739	—	3,741
Stock-based compensation	362	3	1,161	—	1,164
Net loss	—	—	—	(70,621)	(70,621)
Balance, December 31, 2013 (Successor)	30,151	$301	$315,975	$(79,460)	$236,816

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1 through August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,621)	$(8,839)	$(45,437)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	5,982	401	16,041
Non cash interest expense	16,742	1,056	2,989
Change in asset values due to fresh - start accounting adjustments	—	—	14,765
Gain on extinguishment of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,188)
(Gain) loss on property sales	(50)	(82)	126
Dry hole costs and impairments	—	—	151,347
Stock-based compensation	1,161	34	1,895
Change in value of common stock warrants	10,114	4,280	—
Loss from unconsolidated affiliates	2,941	1,325	20
Deferred income tax expense (benefit)	179	(2,757)	—
Other	—	—	(699)
Net changes in operating assets and liabilities:
Trade accounts receivable	(45,698)	(2,234)	3,472
Prepaids and other current assets	(2,569)	(538)	(1,378)
Inventories	40,141	—	—
Accounts payable	15,829	2,718	(4,187)
Supply and exchange agreements	(13,061)	—	—
Settlement liability	1,898	—	—
Accrued reorganization costs	—	—	9,116
Other accrued liabilities	1,335	—	—

Net cash used in operating activities	(35,677)	(4,636)	(20,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,768)	—	(1,613)
Acquisitions, net of cash acquired	(559,279)	(17,439)	—
Proceeds from asset sales	2,850	—	74,209
Proceeds from sale of other fixed assets	—	39	26
Capitalized drilling costs paid to operator	(303)	(415)	—
Proceeds from sale of unconsolidated affiliates	—	125	—

Net cash (used in) provided by investing activities	(564,500)	(17,690)	72,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of purchase of HIE from supply and exchange agreements	378,238	—	—
Proceeds from sale of common stock, net of offering costs	199,170	—	—
Proceeds from exercise of common stock warrants	18	—	—
Proceeds from borrowings	159,800	35,000	23,000
Repayments of borrowings	(121,909)	—	(59,535)
Payment of deferred loan costs	(2,264)	—	—
Fund distribution agent account	—	—	(21,805)
Proceeds from (funding of) Wapiti and General Recovery Trusts	—	2,446	(2,000)
Recoveries from bankruptcy settlements	—	5,183	—
Restricted cash released from (held to) secure letter of credits	19,000	(19,000)	—

Net cash provided by (used in) financing activities	632,053	23,629	(60,340)

Net increase (decrease) in cash and cash equivalents	31,876	1,303	(7,980)
Cash at beginning of period	6,185	4,882	12,862

Cash at end of period	$38,061	$6,185	$4,882

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and financing costs	$2,186	$—	$3,745

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued used to settle bankruptcy claims	$2,605	$—	$—
Interest payable capitalized to principal balance	$6,096	$—	$—
Non-cash additions to property, plant and equipment	$—	$209	$—

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Overview

We are a diversified energy holding company based in Houston, Texas (OTCQB:PARR). We were created through the successful reorganization of Delta Petroleum in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. Currently, we operate in three segments: (i) refining, distribution and marketing, (ii) natural gas and oil operations and (iii) commodity marketing and logistics operations.

 Our refining, distribution and marketing segment consists of a refinery in Kapolei, Hawaii. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery logistics assets include refined products terminals, pipelines, a single point mooring and other associated logistics assets. In addition, we distribute products though 31 branded retail outlets located across the islands of Oahu, Maui and Hawaii. The refining, distribution and marketing segment was established through the acquisition of Hawaii Independent Energy, LLC (“HIE”) (formerly known as Tesoro Hawaii, LLC (“Tesoro Hawaii”)) in September 2013 for approximately $75 million in cash, plus net working capital and inventories and certain contingent earn out payments of up to approximately $40 million (the “HIE Acquisition”).  As part of the purchase price, we also funded $24.3 million of start-up expenses and for a major overhaul of a co-generation turbine used at the refinery prior to closing.

Our natural gas and oil operations consist primarily of a 33.34% interest in Piceance Energy, LLC (“Piceance Energy”) (Note 3 - Investment in Piceance Energy). Piceance Energy is a joint venture with Laramie Energy II, LLC (“Laramie”), who owns the remaining interest and manages the day to day operations of the joint venture. Laramie is a Denver-based company primarily focused on finding and developing natural gas reserves from unconventional gas reservoirs within the Rocky Mountain region. Piceance Energy was formed and capitalized in August 2012 when we and Laramie Energy contributed oil and natural gas assets, surface real estate, and other related assets located in the Piceance Basin geological province of Colorado to the joint venture entity.

Our commodity marketing and logistics segment focuses on sourcing, marketing, transportation and distribution of crude oil and refined products. Our logistics capability consists of historical pipeline shipping status, a rail car fleet, and expertise in contracted chartering of tows and barges, with the capability of moving crude oil from land-locked locations in the Western U.S. and Canada to the refining hubs in the Midwest, the Gulf Coast, and the East Coast regions of the U.S. The commodity marketing and logistics operations segment was established through the acquisition of Texadian Energy, Inc. (“Texadian”) (formerly known as SEACOR Energy, Inc.) in December 2012 for approximately $14 million in cash, plus approximately $3 million in working capital.

As a result of these transactions, our results of operations for any period after December 31, 2013 will not be comparable to any prior period.

On January 23, 2014, we amended and restated our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share. All references in the financial statements to the number of shares of common stock or warrants, price per share and weighted average number of common stock outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted. No adjustments have been made to the share or per share amounts of our Predecessor (see Note 20 - Subsequent Events).

To generate earnings and cash flows from operations, the Company’s refining, distribution and marketing segment is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities and factors largely out of the Company’s control can cause prices to vary over time.

Note 2 - Summary of Significant Accounting Policies

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

Our wholly-owned subsidiaries include Hawaii Pacific Energy, LLC (“Hawaii Pacific Energy”)  which acquired all of the outstanding membership interests of HIE on September 25, 2013 (see Note 4– Acquisitions and Dispositions), Par Piceance Energy, LLC, which owns our investment in Piceance Energy (see Note 3 – Investment in Piceance Energy) and Texadian, which we acquired on December 31, 2012 (see Note 4 – Acquisitions and Dispositions). Certain amounts from prior periods have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair value of assets and liabilities recorded in connection with the application of fresh-start reporting or acquisitions, natural gas and oil reserves, depletion and impairment of natural gas and oil properties, income taxes and the valuation allowances related to deferred tax assets, bad debts, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fresh-Start Reporting and the Effects of the Plan

Certain companies qualify for fresh-start reporting in connection with their emergence from bankruptcy. Fresh-start reporting is appropriate on the emergence from bankruptcy if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if the holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. We met these requirements on August 31, 2012 and adopted fresh-start reporting resulting in the creation of a new reporting entity.

The bankruptcy court issued a confirmation order approving our plan of reorganization (the “Plan”) on August 15, 2012 and we met the requirements of the Plan on August 31, 2012. Under the requirements of fresh-start reporting, we have adjusted our assets and liabilities to their estimated fair values as of August 31, 2012 in conformity with the guidance for the acquisition method of accounting for business combinations. The net effect of all fresh-start adjustments, including the effects of implementing the plan, resulted in a gain of approximately $154 million, which is reflected in the 2012 Predecessor Period. The application of the fresh-start reporting provisions created a new reporting entity having no retained earnings nor accumulated deficit.

Our fresh-start adjustments consisted primarily of (i) estimates of the fair value of our minority interest in Piceance Energy and (ii) of the fair value of our remaining existing fixed assets and liabilities. A description of the adjustments and amounts is provided in Note 19 – Reorganization under Chapter 11, Fresh-Start Reporting and the Effects of the Plan.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of cash not readily available for general purpose cash needs.  Restricted cash relates to bankruptcy matters and cash held at commercial banks to support letter of credit facilities.

Allowance for Doubtful Accounts

We establish provisions for losses on trade receivables if it becomes probable we will not collect all or part of the outstanding balances.  We review collectability and establish or adjust our allowance as necessary using the specific identification method.  As of December 31, 2013 and 2012, we had no significant allowance for doubtful accounts.

Refined Product Exchanges

We enter into exchange and supply contracts whereby we agree to deliver a particular quantity and quality of refined products at a specified location and date to a particular counterparty and to receive from the same counterparty a particular quantity and quality of refined products at a specified location on the same or another specified date. The exchange receipts and deliveries are nonmonetary transactions with the exception of associated grade or location differentials that are settled in cash each month. These transactions are not recorded as revenue because they involve the exchange of refined product inventories held for sale in the ordinary course of business to facilitate sales to customers. The exchange transactions are recognized at the carrying amount of the inventory transferred plus or minus any cash settlement due to grade or location differentials.

Inventories

Commodity inventories are stated at the lower of cost or market value using the first-in, first-out accounting method. We value merchandise along with spare parts, materials and supplies at average cost.

HIE acquires substantially all of its crude oil from Barclays Bank PLC (“Barclays”) under supply and exchange agreements as described in Note 9 – Supply and Exchange Agreements. The crude oil remains in the legal title of Barclays and is stored in HIE’s storage tanks governed by a storage agreement. Legal title to the crude oil passes to HIE at the tank outlet. After processing, Barclays takes title to the refined products when the refined products enter the tanks which are then stored in HIE’s storage tanks until sold to HIE’s retail locations or to third parties. We record the inventory owned by Barclays on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties.

Investment in Unconsolidated Affiliate

We account for our investment in unconsolidated affiliate using the equity method as we have the ability to exert significant influence, but do not control the operating and financial policies. Our proportionate share of net income (loss) of these entities is recorded as income (loss) from unconsolidated affiliates in the consolidated statements of operations. Investment in unconsolidated affiliate is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2013 and 2012, our investment in unconsolidated affiliates consisted of our ownership interest in Piceance Energy (see Note 3 - Investment in Piceance Energy.)

Property, Plant and Equipment (Other than Natural Gas and Oil Properties)

We capitalize the cost of additions, major improvements and modifications to property, plant and equipment. The cost of repairs and normal maintenance of property, plant and equipment is expensed as incurred. Major improvements and modifications of property, plant and equipment are those expenditures that either extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. We compute depreciation of property, plant and equipment using the straight-line method, based on the estimated useful life of each asset as follows:

Assets	Lives in Years
Refining	8 to 47
Logistic	3 to 30
Retail	14 to 18
Corporate	3 to 7
Software	3

We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the shorter of the lease term or the economic life of the asset.

We review property, plant and equipment and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.

Natural Gas and Oil Properties

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

Depreciation, depletion and amortization of capitalized acquisition, exploration and development costs is computed using the units-of-production method by individual fields (common reservoirs) using proved producing natural gas and oil reserves as the related reserves are produced. Associated leasehold costs are depleted using the unit-of-production method based on total proved natural gas and oil reserves as the related reserves are produced.

Our natural gas and oil assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a two-step quantitative test is required. If required, we will review the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our intangible assets include relationships with suppliers and shippers, favorable railcar leases, trade names and trademarks. These intangible assets will be amortized over their estimated useful lives on a straight line basis. We evaluate the carrying value of our intangible assets when impairment indicators are present or when circumstances indicate that impairment may exist. When we believe impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of the intangible assets are prepared. If the projections indicate that their carrying values are not recoverable, we reduce the carrying values to their estimated fair values.

Asset Retirement Obligations

We record asset retirement obligations (“AROs”) in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the liability. Our AROs arise from our refining, distribution and marketing business’ refinery and retail operations, as well as plugging and abandonment of wells within our natural gas and oil operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value with accretion expense recognized in depreciation, depletion and amortization expense on our consolidated statement of operations and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in our statements of consolidated operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.

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

Environmental Matters

We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and environmental expenses are recorded in operating expenses in our consolidated statements of operations.

Derivatives and Other Financial instruments

We periodically enter into commodity price risk transactions to manage our exposure to natural gas and oil price volatility. These transactions may take the form of non-exchange traded fixed price forward contracts and exchange traded futures contracts, collar agreements, swaps or options. The purpose of the transactions is to provide a measure of stability to our cash flows in an environment of volatile commodity prices.

 Our commodity marketing and logistics segment enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract.  Our policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and it will not net settle.  Should we not designate a contract as a normal purchase or normal sale then the contract would be accounted for at fair value on our consolidated balance sheets and marked to market each reporting period with changes in fair value being charged to earnings. As of December 31, 2013, we have elected the normal purchase normal sale exemption for all outstanding contracts. As a result, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. As of December 31, 2012, we did not elect this exemption for our open contracts which were settled in the first quarter of 2013.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a part of the Plan of Reorganization, we issued warrants (see Note 10 - Debt) that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, our former delayed draw term loan facility contained certain puts that were required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reported in change in value of common stock warrants and loss on derivative instruments, net respectively, on our consolidated statement of operations.

Accrued Settlement Claims

We accrued an estimate of the settlement liability relating to claims resulting from our bankruptcy (See Note 13 - Commitments and Contingencies). Professional fees relating to the settlement of bankruptcy claims are charged to earnings in the period incurred.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The realizability of deferred tax assets is evaluated quarterly based on a “more likely than not” standard, and to the extent this threshold is not met, a valuation allowance is recorded.

We recognize the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2010, 2011, and 2012. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.

Stock Based Compensation

We recognize the cost of share-based payments over the period the employee provides service, generally the vesting period, and include such costs in general and administrative expense in the consolidated statements of operations. The fair value of equity instruments issued to employees is measured on the grant date and recognized over the service period on a straight-line basis.

Revenue Recognition

 We recognize revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. These transactions include sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another.

Natural Gas and Oil. Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue and recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2013 and 2012, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

Commodity Marketing and Logistics. We earn revenues from the sale and transportation of oil and the rental of rail cars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer.  Transportation revenues are recognized when title passes to the customer, which is when risk of ownership transfers to the purchaser, and physical delivery occurs.   Revenues from the rental of railcars are recognized ratably over the lease periods.

Refining, Distribution and Marketing. We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We include transportation fees charged to customers in revenues in our statements of consolidated operations, while the related transportation costs are included in cost of sales. Federal excise and state motor fuel taxes, which are remitted to governmental agencies through our refining segment and collected from customers in our retail segment, are included in both revenues and cost of sales in our statements of consolidated operations.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loss Per Share

Basic loss per share (“EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding, and the weighted average number of shares issuable under the Warrants (see Note 16 - Loss Per Share). The Warrants are included in the calculation of basic EPS because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the computation of basic EPS as these shares are not considered earned until vesting occurs.

Foreign Currency Transactions

We may, on occasion, enter into transactions denominated in currencies other than our functional currency (“U.S. $”). Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in other income (expense) in the accompanying consolidated statement of operations in the period in which the currency exchange rates change.

Note 3 - Investment in Piceance Energy

We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence but do not control the operating and financial policies. The Piceance Energy LLC Agreement provides that its sole manager may make a written capital call such that each member shall make additional capital contributions up to an aggregate combined total capital contribution of $60 million ($20 million to our interest), if approved by a majority of its board. If any member does not fund its share of the capital call, its interest may be reduced or diluted by the amount of the shortfall. In addition, Piceance Energy has a $400 million secured revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $120 million.  As of December 31, 2013, the balance outstanding on the revolving credit facility was approximately $90.2 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of Par Piceance Energy. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.

 The change in our equity investment in Piceance Energy is as follows (in thousands):
		September 1
	Year Ended	through
	December 31, 2013	December 31, 2012
Beginning balance	$104,434	$105,344
Loss from unconsolidated affiliates	(3,516)	(1,325)
Accretion of basis difference	575	—
Capitalized drilling costs obligation paid	303	415
Ending balance	$101,796	$104,434

Summarized financial information for Piceance Energy is as follows (in thousands):

	December 31, 2013	December 31, 2012
Assets
Current assets	$5,901	$6,275
Non-current assets	454,402	460,991
Current liabilities	(13,040)	(11,826)
Non-current liabilities	(96,738)	(94,369)

	Year Ended	September 1 through
	December 31, 2013	December 31, 2012
	100%	100%
Oil, natural gas and natural gas liquids revenues	$61,091	$19,391
Loss from operations	(6,765)	(2,095)
Net loss	(10,546)	(3,975)

The net loss for the year ended December 31, 2013 includes $26.6 million and $770 thousand in DD&A expense and losses on derivative instruments, respectively. The net loss for the period from September 1 through December 31, 2012 include $8.5 million and $917 thousand of DD&A expense and losses on derivative instruments, respectively.

At December 31, 2013 and 2012, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $15.1 million and $15.9 million, respectively. This difference arose due to lack of control and marketability discounts and we attributed it to natural gas and oil properties and will amortize the difference over 15 years based on the estimate of proved reserves at the date Piceance Energy was formed.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Acquisitions and Dispositions

We made our acquisitions in furtherance of our growth strategy that focuses on the acquisition of income producing businesses in order to monetize our net operating loss carryforwards.

Texadian Energy, Inc.

On December 31, 2012, we acquired Texadian, an indirect wholly-owned subsidiary of SEACOR Holdings Inc., for $14 million plus estimated net working capital of approximately $3 million at closing resulting in approximately $17 million of cash paid at closing. Texadian operates an oil transportation, distribution and marketing business with significant logistics capabilities. The purchase price for the acquisition was funded with a combination of cash and additional borrowings under the Tranche B Loan (see Note 10 - Debt). During 2013, the purchase price was reduced by $1.3 million due to funds received from SEACOR Holdings, Inc. for certain employee-related benefits.

The purchase was accounted for as a business combination whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Texadian’s, and specifically utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets. These include relationships with suppliers and shippers and favorable railcar leases. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.

A summary of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Intangible assets	$8,809
Goodwill	6,990
Net non cash-working capital	3,097
Deferred tax liabilities	(2,757)

Total, net of cash acquired	$16,139

None of the goodwill or intangible assets are expected to be deductible for income tax reporting purposes.  Acquisition costs of approximately $556 thousand are included in our consolidated statements of operations for the period ended December 31, 2012.

Hawaii Independent Energy, LLC

On June 17, 2013 (the “Execution Date”), our wholly-owned subsidiary, Hawaii Pacific Energy, entered into a membership interest purchase agreement (the “HIE Purchase Agreement”) with Tesoro Corporation, (the “Seller”) and solely for the purpose set forth in the HIE Purchase Agreement, Tesoro Hawaii. Pursuant to the HIE Purchase Agreement, on September 25, 2013 (the “Effective Date”), Hawaii Pacific Energy purchased from the Seller all of the issued and outstanding units representing the membership interests in Tesoro Hawaii (the “Purchased Units”), and indirectly thereby also acquired Tesoro Hawaii’s wholly-owned subsidiary, Smiley’s Super Service, Inc. Tesoro Hawaii owns and operates (i) a petroleum refinery located at the Campbell Industrial Park in Kapolei, Hawaii (the “Refinery”), (ii) certain pipeline assets, floating pipeline mooring equipment, and refined products terminals, and (iii) retail assets selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii. Following the acquisition, Tesoro Hawaii was renamed Hawaii Independent Energy, LLC (“HIE”).

Hawaii Pacific Energy acquired the Purchased Units for $75 million, paid in cash at the closing of the HIE Purchase Agreement, plus net working capital and inventories at closing and plus certain contingent earnout payments of up to $40 million. As a part of the purchase price, we also funded approximately $24.3 million of start-up expenses and for a major overhaul of a co-generation turbine used at the refinery prior to closing. The earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of HIE in excess of $165 million during such calendar years, with an annual cap of $20 million. In the event that the Refinery ceases operations or in the event Hawaii Pacific Energy disposes of any facility used in the acquired business, Hawaii Pacific Energy's obligation to make earnout payments could be modified and/or accelerated as provided in the HIE Purchase Agreement. The purchase price was paid with a portion of the net proceeds from the sale of the shares of our common stock in a private transaction (see Note 14 - Stockholders’ Equity), amounts received pursuant to the Supply and Exchange Agreements (see Note 9 - Supply and Exchange Agreements) and the ABL Facility (see Note 10 - Debt).

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We accounted for the acquisition of HIE as a business combination whereby the purchase price has been preliminary allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with HIE’s, and utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets. These include trade names and trademarks. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.

A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Inventory	$418,750
Trade accounts receivable	59,485
Prepaids and other current assets	1,978
Property, plant and equipment	58,782
Land	39,800
Goodwill	13,613
Intangible assets	4,689
Accounts payable and other current liabilities	(18,154)
Contingent consideration liability	(11,980)
Other noncurrent liabilities	(6,384)

Total	$560,579

We are continuing to evaluate certain liabilities assumed in the acquisition, including those related to employee benefits. We have recorded a preliminary estimate of the liability and expect to finalize the purchase price allocation during 2014.

The acquisition was partially funded from proceeds totaling approximately $378.2 million from the Supply and Exchange Agreements (see Note 9 - Supply and Exchange Agreements). None of the goodwill or intangible assets are expected to be deductible for income tax reporting purposes. Acquisition costs totaled approximately $7 million are included in acquisition and integration costs our consolidated statement of operations for the year ended December 31, 2013.

Pro Forma Effects of the Acquisitions

The unaudited pro forma financial information presented below assumes that the Texadian and HIE acquisitions occurred as of January 1, 2012 and combines the Predecessor and Successor periods to include a full year of results for the year ended December 31, 2012.  We did not include any adjustments related to the application of fresh-start reporting for the year ended December 31, 2012.

	2013	2012
(in millions)
Revenues	$2,986.8	$3,811.1
Net loss	$(113.6)	$(12.0)

Revenue and earnings for HIE subsequent to the acquisition are included in Note 17 - Segment Information.

 Assets Contributed to Piceance Energy

At December 31, 2011, Delta’s oil and gas assets were classified as held for use and no impairment charges resulted from the analysis performed at December 31, 2011 as the estimated undiscounted net cash flows exceeded carrying amounts for all properties. In August 2012, the Bankruptcy Court approved a plan of sale of substantially all of the Predecessor’s assets and accordingly these assets were classified as held for sale and an impairment of approximately $151.3 million was recognized for the period from January 1, 2012 through August 31, 2012 to write-down these assets to fair value due to the application of fresh-start reporting.  The  assets were then contributed to Piceance Energy in accordance with our Plan of Reorganization.

Assets Held for Sale

As of December 31, 2012, we classified certain compressors as held for sale, which were recorded at the lower of cost or estimated net realizable value. On February 20, 2013, these compressors were sold for approximately $2.9 million resulting in a gain of $50 thousand.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$39,800	$—
Buildings and equipment	65,878	—
Other	1,945	1,415
Property, plant and equipment	107,623	1,415
Proved oil and gas properties	4,949	4,804
Less: accumulated depreciation, depletion and amortization	(3,968)	(373)
	$108,604	$5,846

Note 6 – Asset Retirement Obligations

The following is a reconciliation of our AROs (in thousands):

	Successor		Predecessor
		September 1	January 1
	Year Ended	through	through
	December 31, 2013	December 31, 2012	August 31, 2012

Asset retirement obligation – beginning of period	$512	$476	$3,799
Obligation acquired	2,601	—	—
Accretion expense	59	36	178
Change in estimate	—	—	437
Settlement upon transfer to Piceance Energy	—	—	(3,938)
Asset retirement obligation – end of period	$3,172	$512	$476

As the result of the contribution of assets to Piceance Energy during the reorganization, approximately $3.9 million of our AROs was deemed settled as of the Emergence Date.

Note 7 - Inventories

The following is a summary of our inventory (in thousands):

				December 31,
	December 31, 2013			2012
		Supply and
	Titled	Exchange
	Inventory	Agreements	Total	Titled Inventory

Crude oil and feedstocks	$—	$146,158	$146,158	$10,466
Refined products and blend stock	67,532	161,554	229,086	—
Spare parts, materials and supplies, and merchandise	13,831	—	13,831	—

	$81,363	$307,712	$389,075	$10,466

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Intangible assets

Our intangible assets consist of the following (in thousands):

	December 31,
	2013	2012
Amortized intangible assets:
Gross carrying amount:
Supplier relationships	$3,360	$3,360
Rail car leases	3,249	3,249
Historical shipper status	2,200	2,200
Trade names and trademarks	4,689	—
Subtotal	13,498	8,809
Accumulated amortization
Supplier relationships	(258)	—
Rail car leases	(650)	—
Historical shipper status	(1,100)	—
Trade name and trademarks	(320)	—
Subtotal	(2,328)	—
Net:
Supplier relationships	3,102	3,360
Rail car leases	2,599	3,249
Historical shipper status	1,100	2,200
Trade name and trademarks	4,369	—
Total amortized intangible assets, net	$11,170	$8,809

Amortization expense was approximately $2.3 million for the year ended December 31, 2013. There was no amortization expense during 2012. Expected future amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount

2014	$3,571
2015	2,471
2016	2,151
2017	908
2018	258
Thereafter	1,811
$11,170

During the year ended December 31, 2013 the changes in the carrying amount of goodwill for the year ended December 31, 2013 were as follows (in thousands):

Balance at beginning of period	$7,756
Additions	13,613
Texadian purchase price adjustments	(766)
Balance at end of period	$20,603

Note 9 – Supply and Exchange Agreements

HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. We entered into the Supply and Exchange Agreements for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery.

Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the refinery.  Additionally, Barclays holds title to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside of our refinery. We hold title to the inventory during the refining process.  Barclays sells the crude oil as it is discharged out of the refinery's tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third party sales of refined product.  We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.

As described in Note 2—Summary of Significant Accounting Policies, we record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties.  Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory. In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”.  To the extent we have refined products inventory volumes at period-end in excess of the Block Volume, we record a liability for the Block Volume valued at the per barrel carrying value of the refined product inventory owned by Barclays.  From time to time, we may sell refined product inventory that causes our refined product inventory to be less than the Block Volume.  To the extent of this shortfall, we record a liability for the volumes that we would need to purchase at current market prices in order to meet the Block Volume requirement. The liability related to the Supply and Exchange Agreements is included in obligations under supply and exchange agreements on our consolidated balance sheet.

For the year ended December 31, 2013, we incurred approximately $3.7 million in handling fees related to the Supply and Exchange Agreements, which is included in cost of revenues on our consolidated statement of operations. For the year ended December 31, 2013, interest expense and financing costs, net includes $1.4 million of expense related to the Supply and Exchange Agreements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 - Debt

Our debt is as follows (in thousands):

	December 31,
	2013	2012
Tranche B Loan	$19,480	$35,000
Delayed Draw Term Loan Agreement	—	13,465
ABL Facility	51,800	—
Retail Credit Agreement	26,000	—
Less: unamortized debt discount – warrants	—	(6,014)
Less: unamortized debt discount – embedded derivative	—	(60)

Total debt, net of unamortized debt discount	97,280	42,391
Less: current maturities	(3,250)	(35,000)

Long-term debt, net of current maturities and unamortized discount	$94,030	$7,391

Annual maturities of our long-term debt are due during the following years (in thousands):

Year	Amount Due

2014	$3,250
2015	2,600
2016	22,080
2017	54,400
2018	2,600
Thereafter	12,350

$97,280

Delayed Draw Term Loan Credit Agreement

Pursuant to the Plan, on the Emergence Date, we and certain of our subsidiaries (the “Guarantors” and, together with the company, the “Loan Parties”) entered into a Delayed Draw Term Loan Credit Agreement (the “Loan Agreement”) with Jefferies Finance LLC, as administrative agent (the “Agent”) for the lenders party thereto from time to time, including WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to extend credit to us in the form of term loans (each, a “Loan” and collectively, the “Loans”) of up to $30 million. We borrowed $13 million on the Emergence Date in order to, along with the proceeds from the Contribution Agreement: (i) repay the loans and obligations due under the Predecessor’s secured debtor-in-possession credit facility, and (ii) pay allowed but unpaid administrative expenses to the Debtors related to the Plan. During 2013, we borrowed an additional $17 million for general corporate use.  In November 2013, we repaid in full and terminated all of our obligations under the Loan Agreement, other than the New Tranche B Loans described below. Included in interest expense and financing cost, net on the consolidated statements of operations is $6.1 million recorded as loss on extinguishment of debt related to the November 2013 repayment.

Amendment to the Loan Agreement

On December 28, 2012, in order to fund a portion of the purchase price for our acquisition of Texadian Energy, the Loan Parties entered into an amendment to the Loan Agreement with the Agent and the Lenders, pursuant to which certain lenders (the “Tranche B Lenders”) agreed to extend additional borrowings to us (the “Tranche B Loan”). The total commitment of the Tranche B Loan of $35 million was drawn at closing. In addition to funding a portion of the purchase price of the acquisition of Texadian, the Tranche B Loan provided cash collateral for our former cash collateralized  letter of credit facility. Pursuant to the Eighth Amendment to the Loan Agreement entered into on June 24, 2013, the Lenders refinanced and replaced the Tranche B Loan with new Tranche B Loans in the aggregate principal amount of $65 million (the “New Tranche B Loans”). The proceeds from the New Tranche B Loans were applied to prepay in full the Tranche B Loan, to make payments due under the membership interests purchase agreement in connection with the acquisition of HIE (the “HIE Purchase Agreement”), and for working capital and general corporate purposes.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On September 25, 2013 and in connection with the acquisition of HIE, we entered into a Tenth Amendment to the Loan Agreement pursuant to which the Lenders (i) consented to the consummation of the transactions contemplated by the HIE Purchase Agreement and the use of a portion of the proceeds from the Private Placement to fund a portion of the consideration for the acquisition of HIE and for certain other purposes, (ii) provided certain other consents in connection with the transactions contemplated by the HIE Purchase Agreement, (iii) increased the interest rate applicable to certain of the loans, and (iv) amended certain provisions of the Loan Agreement and the other loan documents in connection with the consummation of the transactions contemplated by the HIE Purchase Agreement and the Private Placement (see Note 14 – Stockholder’s Equity).

The consent provided by the Lenders was conditioned on, among other things, (i) the repayment in full of the New Tranche B Loans owing to all Lenders except for ZCOF Par Petroleum Holdings, L.L.C., and a partial repayment of the New Tranche B Loans owing to ZCOF Par Petroleum Holdings, L.L.C. from a portion of the proceeds from the Private Placement and (ii) a portion of the proceeds from the Private Placement being used to consummate the transactions contemplated by the HIE Purchase Agreement.

The New Tranche B Loans bear interest (a) from June 24, 2013 through October 31, 2013 at a rate equal to 9.75% per annum payable, at the election of the company, either (i) in cash or (ii) in kind, and (b) from and after November 1, 2013, at a rate equal to 14.75% per annum payable either (i) in cash or (ii) in kind. Additionally, we agreed to pay the New Tranche B Lenders a nonrefundable exit fee equal to 2.5% of the aggregate amount of the New Tranche B Loans. The exit fee is earned in full and payable on the maturity date of the Tranche B Loans or, if earlier, the date on which the New Tranche B Loans are paid in full.

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

ABL Facility

On September 25, 2013 and in connection with the with the acquisition of HIE, HIE and its subsidiary (the “ABL Borrowers”) and Hawaii Pacific Energy entered into an asset-based revolving credit facility (the “ABL Facility”) to provide the ABL Borrowers with a senior secured revolving credit facility of up to $125.0 million under which the ABL Borrowers may borrow amounts from time to time based on the available borrowing base as determined in accordance with the ABL Facility. The ABL Facility also allows the ABL Borrowers to use up to $50 million of availability under the ABL Facility for the issuances of letters of credit. The ABL Borrowers borrowed $15 million on September 25, 2013 under the ABL Facility in order to, in part, (i) fund the purchase price under the Purchase Agreement, and (ii) provide working capital to the ABL Borrowers. The proceeds from any future amounts borrowed pursuant to the ABL Facility will be used for general corporate purposes and to fund the working capital of the ABL Borrowers. As of December 31, 2013, the total capacity of the ABL Facility was $83.3 million.

Outstanding balances on the ABL Facility bear interest at the base rate specified below (“Base Rate”) plus a margin (based on a sliding scale of 1.00% to 1.50% depending on the borrowing base usage) or the adjusted LIBO rate specified below (“LIBO Rate”) plus a margin (based on a sliding scale of 2.00% to 2.50% depending on the borrowing base usage). The margin was 1.25% for Base Rate loans and 2.25% for LIBO Rate loans during 2013. The Base Rate is equal to the highest of (i) the prime lending rate of the ABL Agent, (ii) the Federal Funds Rate plus 0.5% per annum, and (iii) the LIBO Rate for a LIBO Rate loan denominated in dollars with a one-month interest period commencing on such day plus 1.00%. The effective weighted-average interest rate for 2013 was 3.13%.

The amounts borrowed pursuant the ABL Facility and all obligations arising under the ABL Facility are secured by a lien in favor of the ABL Agent on substantially all of HIE’s assets.

The ABL Borrowers agreed to pay commitment fees for the ABL Facility equal to 0.375% if the borrowing base usage is greater than 50% and 0.500% if the borrowing base usage is less than or equal to 50%. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to LIBO Rate loans, a facing fee and customary administrative fees.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

HIE Retail Credit Agreement

On November 14, 2013 , HIE Retail, LLC (“HIE Retail”), our subsidiary, entered into a Credit Agreement (the “Retail Credit Agreement”) in the form of a senior secured term loan of up to $30 million the (“Term Loan”) and a senior secured revolving line of credit of up to $5 million (the “Revolver”). HIE Retail initially borrowed $26 million of the Term Loan at the closing and an additional $4 million of the Term Loan upon HIE Retail’s compliance with certain liquor licensing requirements, if such requirements are satisfied prior to December 31, 2014, will be available. The proceeds of the Term Loan are available for general corporate purposes.

Loans made under the Retail Credit Agreement are secured by a first priority security interest in substantially all of the assets of HIE Retail consisting primarily of 31 distribution outlets, selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii.

The Retail Credit Agreement requires HIE Retail to comply with various financial covenants that are measured on a quarterly basis commencing with the fiscal quarter ending March 31, 2014 and are calculated on a trailing four-quarter basis. Such covenants require HIE Retail to maintain a maximum Leverage Ratio (as defined in the Retail Credit Agreement) as follows:

Period (during and as of the last day of)	Maximum Leverage Ratio
2013 Fiscal Year	5.75 to 1.00
2014 Fiscal Year	5.50 to 1.00
2015 Fiscal Year	5.25 to 1.00
2016 Fiscal Year	5.00 to 1.00
2017 Fiscal Year, and at all times thereafter	4.75 to 1.00

HIE Retail is also required to maintain a Fixed Charge Coverage Ratio of 1.15:1.00.

Term Loan

Principal on the Term Loan will be repaid in 28 quarterly principal payments over the term through November 14, 2020.

The Term Loan will bear interest, at HIE Retail’s election, at a rate equal to (i) 30, 90 and 180 day LIBOR plus the Applicable Margin (as specified below) for LIBOR Loans (as defined in the Retail Credit Agreement), or (ii) the primary interest rate established from time to time by the Agent in the ordinary course of its business plus the Applicable Margin. The effective interest rate for 2013 on the outstanding loan was 2.5%.

Interest is payable at the end of the selected interest period, but no less frequently than quarterly. The Applicable Margin for each fiscal quarter is the applicable rate per annum set forth below, such amount to be determined as of the last day of the immediately preceding fiscal quarter.

Level	Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Base Rate Loans
1	<4.00x	2%	0%
2	4.00x-5.00x	2.25%	..25%
3	>5.00x	2.5%	..50%

Initial pricing from the Effective Date until March 31, 2014 was set at Level 2.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fifty percent of annual Excess Cash Flow (as defined in the Retail Credit Agreement) will be applied to the outstanding principal balance of the Term Loan beginning with Excess Cash Flow for fiscal year 2014 to the extent the leverage ratio is equal to or greater than 4.50:1.00.

Revolver

The Revolver matures on November 14, 2016. Letters of credit issued under the Revolver are not to expire beyond the maturity date of the Revolver.

Advances under the Revolver will bear interest, at HIE Retail’s election, at a rate equal to (a) 30, 90 and 180 day LIBOR plus the Revolver Applicable Margin (as defined below) for LIBOR Loans, or (ii) the primary interest rate established from time to time by the Agent in the ordinary course of its business plus the Revolver Applicable Margin.

HIE Retail agreed to pay a fee (the “Unused Fee”), based on the leverage ratio on the last date of the immediately preceding quarter as set forth below, based on the unused portion of the Revolver and calculated on the average of the unused amount for the quarter. The Unused Fee is payable quarterly in arrears commencing on the November 14, 2013.

The Revolver Applicable Margin and the Unused Fee, for each quarter is determined, on the last date of the immediately preceding fiscal quarter:

			Revolver	Revolver
			Applicable Margin for	Applicable Margin for
Level	Leverage Ratio	Unused Fee	LIBOR Loans	Base Rate Loans
1	<4.00x	..25%	1.75%	-.25%
2	4.00x-5.00x	..375%	2.00%	0%
3	>5.00x	..50%	2.25%	..25%

Initial pricing from the Effective Date until March 31, 2014 was set at Level 2.

Commitment fees for Standby Letters of Credit issued under the Revolver are due quarterly in arrears and will be equal to 2.00% per annum on the letter of credit amount payable. Fees for the issuance and negotiation of Commercial Letters of Credit will be based on the Agent’s standard fee schedule then in effect.

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly-owned subsidiary Texadian Canada entered into an uncommitted credit agreement to provide for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero. As of December 31, 2013, we had $41.6 million of letters of credit outstanding related to this agreement.

Letter of Credit Facility

 On December 27, 2012, we entered into a letter of credit facility agreement (the “Letter of Credit Facility”). The Letter of Credit Facility provided for a letter of credit facility in an aggregate principal amount of $30 million that was available for the issuance of cash-collateralized standby letters of credit for us or any of our subsidiaries.

 In connection with the acquisition of Texadian, we issued an Irrevocable Standby Letter of Credit in favor of SEACOR Holdings, Inc. in the amount of $11.7 million (the “Irrevocable Standby Letter of Credit”). The Irrevocable Standby Letter of Credit secured SEACOR Holdings, Inc. in the event that certain letters of credit were drawn. Those letters of credit have been terminated and released. The Letter of Credit Facility was terminated on June 17, 2013.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cross Default Provisions

Included within each of the our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of December 31, 2013, we are in compliance with all of our credit agreements.

Warrant Issuance Agreement

Pursuant to the Plan of Reorganization, on the Emergence Date, we issued to the Lenders warrants (the “Warrants”) to purchase up to an aggregate of 959,213 shares of our common stock (the “Warrant Shares”). In connection with the issuance of the Warrants, we also entered into a Warrant Issuance Agreement, dated as of the Emergence Date (the “Warrant Issuance Agreement”). Subject to the terms of the Warrant Issuance Agreement, the holders are entitled to purchase shares of common stock upon exercise of the Warrants at an exercise price of $0.10 per share of common stock (the “Exercise Price”), subject to certain adjustments from time to time as provided in the Warrant Issuance Agreement. The Warrants expire on the earlier of (i) August 31, 2022 or (ii) the occurrence of certain merger or consolidation transactions specified in the Warrant Issuance Agreement. A holder may exercise the Warrants by paying the applicable exercise price in cash or on a cashless basis.

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

From the Emergence Date through December 31, 2013, we issued an additional 228,735 shares of our common stock to settle bankruptcy matters. This entitled the Lenders to receive an additional 14,859 Warrant Shares through December 31, 2013. On December 12, 2013, Warrants to purchase 183,389 Warrant Shares were exercised.   At December 31, 2013, Warrants to purchase an aggregate of 790,683 Warrant Shares were outstanding.

Based on certain anti-dilution provisions in the Warrant Issuance Agreement, we have concluded that the Warrants are not indexed to our equity. Accordingly, on the Emergence Date we estimated the fair value of the Warrants on the date of grant to be approximately $6.6 million and recorded the estimated fair value of the Warrants as a derivative liability with the offset to debt discount. The debt discount was being amortized over the life of the Loan Agreement, using the effective interest method until repayment of the delayed draw term loan in November 2013. Subsequent changes in the fair value of the Warrants are reflected in earnings (see Note 11 – Fair Value Measurements).

Note 11 - Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Fair value measurements are categorized with the highest priority given to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority given to unobservable inputs.  The three levels of the fair value hierarchy are as follows:

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied the valuation techniques discussed below for the periods presented. We use data from peers as well as external sources in the determination of the volatility and risk free rates used in our fair value calculations. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fresh-Start Reporting –  The fair value of the Successor was based on its estimated enterprise value post-bankruptcy using valuation techniques described in notes (a) through (e) below. The individual components consist of the estimated enterprise value of Piceance Energy and the sum of the estimated fair value of the assets we retained. The estimates of fair value of the net assets were reflected in the Successor’s consolidated balance sheet as of August 31, 2012.

	Fair Value at	Fair Value
	August 31, 2012	Technique
	(in thousands)

Oil and gas properties
Proved	$4,587	(a)(b)
Other assets
Frac tanks	1,400	(c)
Compressors	2,800	(c)
Miscellaneous	39	(d)

Investment in Piceance Energy	105,344	(e)

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

(c)
The estimated fair value of our frac tanks and compressor units was valued using a market valuation technique which was based on published listings of similar equipment or standalone bids received by third-parties. We consider these to be Level 2 fair value measurements.

(d)
Miscellaneous assets (assets that we were unable to value using the income or market valuation techniques) were valued using the cost valuation technique. We consider this to be a Level 3 fair value measurement.

(e)
The estimated fair value of our investment in Piceance Energy was based on its enterprise value and uses various valuation techniques including (i) an income approach based on proved developed reserves’ future net income discounted back to net present value based on the weighted average cost of capital for comparable independent oil and natural gas producers, and (ii) a market multiple approach. Proved property was valued using the income approach. A discounted cash flow model was prepared based off of an independent reserve report with a discount rate of 10% applied to proved developed producing reserves, 15% to proved developed non-producing reserves and 20% to proved undeveloped reserves. The prices for oil and natural gas were forecasted based on NYMEX strip pricing adjusted for basis differentials. For the market multiple approach, we reviewed the transaction values of recent similar asset transactions and compared the purchase price per Mcfe of proved developed reserves and purchase price per Mcfe per day of net equivalent production of those transactions to the independent reserve report. Unproved acreage was valued using a cost approach based on recent sales of acreage in the area. Based on these valuations, the equity value of our 33.34% interest in Piceance Energy was estimated to be approximately $105.3 million on the Emergence date. We consider this to be a Level 3 fair value measurement.

Purchase Price Allocation of Texadian – The fair values of the assets acquired and liabilities assumed as a result of the Texadian acquisition were estimated as of the date of the acquisition using valuation techniques described in notes (a) through (f) described below.

	Fair Value at	Fair Value
	December 31, 2012	Technique
	(in thousands)
Net non-cash working capital	$3,631	(a)
Supplier relationship	3,360	(b)
Historical shipper status	2,200	(c)
Railcar leases	3,249	(d)
Goodwill	7,756	(e)
Deferred tax liabilities	(2,757)	(f)
	$17,439

(a)	Current assets acquired and liabilities assumed were recorded at their net realizable value.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c)
The estimated fair value of the historical shipper status was estimated using a form of the income approach, the Greenfield Method. Significant inputs used in this model include estimated cash flows with and without the historical shipper status, and a discount rate. An increase in the cash flows attributable to the shipper would result in an increase in the value of such relationship, while an increase in the discount rate would result in a decrease in the value. We consider this to be a Level 3 fair value measurement.

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

Purchase Price Allocation of HIE – The preliminary fair values of the assets acquired and liabilities assumed as a result of the HIE acquisition were estimated as of the date of the acquisition using valuation techniques described in notes (a) through (g) described below.

	Fair Value at	Fair Value
	September 25, 2013	Technique
	(in thousands)
Net working capital	$462,059	(a)
Property, plant and equipment	58,782	(b)
Land	39,800	(c)
Trade names and trade marks	4,689	(d)
Goodwill	13,613	(e)
Contingent consideration liability	(11,980)	(f)
Other noncurrent liabilities	(6,384)	(g)

	$560,579

(a)	Current assets acquired and liabilities assumed were recorded at their net realizable value.
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

Assets and Liabilities Measure at Fair Value on a Recurring Basis

Common stock warrants – We estimate the fair value of our outstanding Warrants using a Monte Carlo Simulation analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include:

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,
	2013	2012

Stock price	$22.30	$12.00
Initial exercise price	$0.1	$0.1
Term (years)	8.67	9.67
Risk-free rate	2.78%	1.68%
Expected volatility	52.9%	75.0%

The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $21.64 and $11.30 per share, or approximately $17.3 million and $10.9 million, as of December 31, 2013 and 2012, respectively. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.

Debt Prepayment Derivative - Our Loan Agreement contained mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity may result in a mandatory prepayment. We considered the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. The fair value of the embedded derivative was estimated using an income valuation technique and a Crystal Ball forecast. The fair value measurement is considered to be a Level 3 fair value measurement. We do not believe that changes to the inputs in the model would have a significant impact on the valuation of the embedded derivative, other than a change to the estimate of the probability that a triggering event would occur. An increase in the probability of a triggering event occurring would cause an increase in the fair value of the embedded derivative. Likewise, a decrease in the probability of a triggering event occurring would cause a decrease in the value of the embedded derivative. At December 31, 2012, we estimated the fair value of the embedded derivative to be $145 thousand based on the probability of us repaying the loan prior to maturity. In November 2013, we repaid in full and terminated all of our obligations, including any repayment premiums, under this Loan Agreement (other than the new Tranche B loans described above) extinguishing the liability (see Note 10 - Debt).

Derivative instruments – With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of December 31, 2013.  The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers. As of December 31, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts for which we have not elected the normal purchase or normal sale exception.

Contingent consideration liability – As described in Note 4, the purchase price for our acquisition of HIE may be increased pursuant to an earn out provision. The initial value of the contingent consideration was estimated to be approximately $12.0 million. The liability is re-measured at the end of each reporting period using the valuation technique as described above. We do not believe that there has been a material change in the liability from September 25, 2013 through December 31, 2013.

Financial Statement Impact

Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and their placement with our consolidated balance sheet consist of the following (in thousands):

	Location on
	Consolidated	Fair Value at	Fair Value at
	Balance Sheet	December 31, 2013	December 31, 2012

Commodities – physical forward contracts	Prepaid and other current assets	$—	$(307)
Commodities – exchange traded futures	Prepaid and other current assets	—	542
Warrant derivatives	Derivative liabilities	(17,336)	(10,900)
Contingent consideration liability	Contingent consideration liability	(11,980)	—
Debt repayment derivative	Derivative liabilities	—	(45)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the pre-tax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

			September 1
			through
		December 31, 2013	December 31, 2012
		Gain (loss)	Gain (loss)
	Income Statement	recognized in	recognized in
	Classification	income	income

Derivatives not designated as hedges:
Warrants	Change in value of warrants	$(10,114)	$(4,280)
Debt repayment derivative	Interest expense and financing costs, net	45	—
Commodities - exchange traded futures	Gain on derivative instruments, net	104	—
Commodities - physical forward contracts	Gain on derivative instruments, net	306	—

Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and their level within the fair value hierarchy is as follows (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Warrants derivative	$(17,336)	$—	$—	$(17,336)
Contingent consideration liability	(11,980)	—	—	(11,980)
	$(29,316)	$—	$—	$(29,316)

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Commodities – exchange traded futures	$542	$542	$—	$—
Liabilities
Warrants derivative	$(10,900)	$—	$—	$(10,900)
Debt prepayment derivative	(45)	—	—	(45)
Commodities – physical forward contracts	(307)	—	(307)	—
	$(11,252)	$—	$(307)	$(10,945)

A rollforward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

Description	2013	2012

Balance, at beginning of period	$(10,945)	$(6,665)
Settlements	3,723	—
Acquired	(11,980)	—
Total unrealized losses included in earnings	(10,114)	(4,280)
Transfers	—	—
Balance, at end of period	$(29,316)	$(10,945)

The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2013 and 2012 is as follows (in thousands):

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013
	Carrying Value	Fair Value(1)
Tranche B	$19,480	$18,800
ABL Facility	51,800	51,800
HIE Retail Credit Agreement	26,000	26,000
Warrants	17,336	17,336
Contingent consideration liability	11,980	11,980

	December 31, 2012
	Carrying Value	Fair Value(1)
Long-term debt	$7,391	$10,900
Warrants	10,900	10,900
Debt repayment derivative	45	45

_________________________________________________________
(1)                   The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable, current liabilities and accounts payable approximate their carrying value due to their short term nature.

We estimate our long term debt’s fair value using a discounted cash flow analysis and an estimate of the current yield of 5.72% and 5.72% as of December 31, 2013 and 2012, respectively, by reference to market interest rates for term debt of comparable companies.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Defined Contribution Plans

We maintain several defined contribution plans for our employees. Eligible employees can enter the plans either immediately or after one year of service, depending on the plan. The plans permit employee contributions up to the IRS limits per year. For some plans, we contribute 3% of the employee’s eligible compensation to the plan regardless of the employee’s contribution. On all plans, we match a portion of all the employee’s contributions up to 6% depending on the plan. In addition, we have a money purchase pension plan for certain eligible employees. Under this plan, we make contributions to employee directed investment accounts ranging from 5.5% to 8.5% of eligible compensation depending on the employee’s age.  For the year ended December 31, 2013, we made contributions to the plans totaling approximately $502 thousand.  There were no such plans in place for the period from September 1, 2012 through December 31, 2012.

Note 13 - Commitments and Contingencies

Environmental Matters

Like other petroleum refiners and oil and gas exploration and production companies, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.  Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.

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

Regulation of Greenhouse Gases.  The United States Environmental Protection Agency (“US EPA”) has begun regulating greenhouse gases under the Clean Air Act Amendments of 1990 (the “Clean Air Act”).  New construction or material expansions that meet certain greenhouse gas emissions thresholds will likely require that, among other things, a greenhouse gas permit be issued in accordance with the Clean Air Act regulations, and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce greenhouse gas emissions.

Furthermore, the US EPA is currently developing refinery-specific greenhouse gas regulations and performance standards that are expected to impose, on new and modified operations, greenhouse gas emission limits and/or technology requirements.  These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

In 2007, the State of Hawaii passed Act 234, which required that greenhouse gas emissions be rolled back on a state wide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which greenhouse gas emissions were reported to the US EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and greenhouse gas emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current greenhouse gas inventory and future year projection. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.

Fuel Standards. In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the US EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36.0 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the US  EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the US EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.

In March 2014, the US EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nation-wide little time to engineer, permit and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association may challenge the final regulation.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Environmental Agreement

On September 25, 2013 (the “Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the Tesoro Acquisition), Tesoro and HIE entered into an Environmental Agreement (the “Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE, including the Consent Decree as described below.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consent Decree. Tesoro is currently negotiating a consent decree with the US EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (the “Consent Decree”), including the Hawaii refinery.  It is anticipated that the Consent Decree will be finalized sometime during 2014 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.

It is not possible at this time to estimate the cost of compliance with the ultimate decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.

Tank Replacements. Tesoro has agreed, at its expense, to replace the existing underground storage tanks at certain retail assets.

Indemnification. In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by HIE prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail assets, fines or penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and to the Pearl City Superfund Site.

Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a cap of $15 million for certain of Tesoro’s indemnification obligations related to certain pre-existing conditions as well as certain restrictions regarding the time limits for submitting notice and supporting documentation for remediation actions.

Helicopter Litigation.

HIE is the defendant in a lawsuit styled State of Hawaii Department of Transportation Airports Division et al. v. Tesoro Hawaii, Civil No. 09-2253-09 JHC. In this matter, the insurance company for the State of Hawaii is seeking reimbursement of the attorney’s fees and costs incurred by outside council to defend against Tesoro Hawaii’s third-party complaints for contribution in three previously-settled underlying litigation matters. The underlying litigation was filed by three helicopter tour operators flying on the Island of Kauau. The helicopter tour operators allege bad jet fuel caused the formation of coking deposits in their engines which resulted in millions of dollars of repair costs and lost income. There were no in-flight issues.

Tesoro Hawaii filed third-party complaints against the State of Hawaii in each of the three underlying lawsuits alleging that any fuel issues arose from improper design and maintenance of the underground pipeline and dispensers owned and maintained by the State of Hawaii. The helicopter operators settled with the State of Hawaii, and Tesoro Hawaii and its aviation liability insurers subsequently settled with the helicopter operators.

The lawsuit alleges that the State of Hawaii was entitled to a defense and indemnity under the terms of its lease for the Tesoro Hawaii facility at the Lihue airport. The suit alleges defense costs of approximately $2 million in the underlying lawsuits. The State of Hawaii and its insurance company have since demanded $3.25 million. The issue at trial is ultimately whether Tesoro Hawaii owed a contractual duty to pay for the State of Hawaii’s defense against Tesoro Hawaii’s third-party complaints against the State of Hawaii for the State’s own negligence. The case is set for a bench trial in September 2014.

There is a companion lawsuit by the State of Hawaii and its insurance company against Tesoro Hawaii’s former liability insurer on the same issues. The Court previously held by way of a Motion for Summary Judgment that Tesoro Hawaii’s insurer had a duty to defend the State of Hawaii against Tesoro Hawaii’s third-party complaints. That matter is going to trial in July 2014 on the issue of damages only (e.g. the reasonable amount of attorney’s fees and costs the State of Hawaii is entitled to for the defense of the third-Party Complaints in the underlying lawsuits).

We do not believe that any loss relating to this litigation is probable. However, should any loss become probable before the end of the measurement period, such loss would be reflected as a purchase price adjustment relating to the HIE Acquisition.

Recovery Trusts

On the date we emerged from bankruptcy, or the Emergence Date, two trusts were formed; the Wapiti Recovery Trust (the “Wapiti Trust”) and the Delta Petroleum General Recovery Trust (the “General Trust,” and together with the Wapiti Trust, the “Recovery Trusts”). The Recovery Trusts were formed to pursue certain litigation against third-parties or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties. The Recovery Trusts were funded with $1.0 million each pursuant to the Plan.

In September 2012, the Wapiti Trust settled all causes of action against Wapiti Oil & Gas, LLC (“Wapiti Oil & Gas”). Wapiti Oil & Gas made a one-time cash payment in the amount of $1.5 million to the Wapiti Trust, as consideration for the release of claims against it. These proceeds were then distributed to us, along with funds remaining from the initial funding of the Wapiti Trust of approximately $1.0 million. The Wapiti Trust was liquidated during 2013.

The General Trust is pursuing all bankruptcy causes of action not otherwise vested in the Wapiti Trust, claim objections and resolutions, and all other responsibilities for winding-up the bankruptcy. The General Trust is overseen by a three person General Trust Oversight Board and our Chief Legal Officer is currently the trustee (the “Recovery Trustee”). Costs, expenses and obligations incurred by the General Trust are charged against assets in the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the Recovery Trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary of the General Trust, subject to the terms of the trust agreement and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.

From the Emergence Date through December 31, 2013, the Recovery Trusts have released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. The entire $5.2 million was released prior to December 31, 2012.

Shares Reserved for Unsecured Claims

The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 112 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2012, the Recovery Trustee settled 25 claims with an aggregate face amount of $6.6 million for approximately $259 thousand in cash and 20,275 shares of common stock.  Pursuant to the Plan, during the year ended December 31, 2013, the Recovery Trustee settled an additional 59 claims with an aggregate face amount of $26.9 million for approximately $5.4 million in cash and 208,460 shares of common stock.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2013, it is estimated that a total of 28 claims totaling approximately $40.2 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the US Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners, and the Predecessor company owned a 2.41934% working interest in the unit.

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. At December 31, 2013 and 2012, we have reserved approximately $3.8 million and $8.7 million, respectively, representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A summary of claims is as follows (in thousands, except number of filed claims):

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
							Remaining Filed
	Filed Claims		Settled Claims				Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364	—	$—	$—	—	3	$22,364
Former Employee Claims	32	16,380	13	3,685	230	20	19	12,695
Macquarie Capital (USA) Inc.	1	8,672	—	—	—	—	1	8,672
Swann and BuzzardCreek RoyaltyTrust	1	3,200	—	—	—	—	1	3,200
Other Various Claims*	75	23,114	12	2,915	29	—	63	20,199

Total	112	$73,730	25	$6,600	$259	20	87	$67,130

	For the Year Ended December 31, 2013
					Remaining Filed
	Settled Claims				Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	1	$—	$—	—	2	$22,364
Former Employee Claims	19	12,695	340	162	—	—
Macquarie Capital (USA) Inc.	1	8,672	2,500	—	—	—
Swann and Buzzard Creek Royalty Trust	1	3,200	2,000	—	—	—
Other Various Claims(1)	37	2,339	543	47	26	17,860

Total	59	$26,906	$5,383	209	28	$40,224

_____________________________
(1)	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

Capital Leases

Within our refining, distribution and marketing segment, we have capital lease obligations related primarily to the leases of five retail stations with initial terms of 17 years, with four 5-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2014	$382
2015	382
2016	382
2017	382
2018	420
Thereafter	420
Total minimum lease payments	2,368
Less amount representing interest	634

Total minimum rental payments	$1,734

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Operating Leases

Within our refining, distribution and marketing segment, we have various cancellable and noncancellable operating leases related to land, vehicles, office and retail facilities and other facilities used in the storage, transportation and sale of crude oil and refined products. The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation and sale of crude oil and refined products.  We have operating leases for most of our retail stations with primary terms of up to 32 years, and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation and sale of crude oil and refined products have various expiration dates extending to 2027.

In addition, with our commodity marketing and logistics segment, we have various agreements to lease storage facilities, primarily along the Mississippi River, railcars, inland river tank barges and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. The leases generally range in duration of five years or less and contain lease renewal options at fair value. Our railcar leases contain an empty mileage indemnification provision whereby if the empty mileage exceeds the loaded mileage, we are charged for the empty mileage at the rate established by the tariff of the railroad on which the empty miles accrued.

Minimum annual lease payments extending to 2027, for operating leases to which we are legally obligated and having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2014	$22,724
2015	13,277
2016	12,362
2017	10,375
2018	9,244
Thereafter	25,614

Total minimum rental payments	$93,596

Rent expense for the year ended December 31, 2013 and for the period from September 1, 2012 through December 31, 2012 was approximately $6.2 million and $61 thousand, respectively.

Major Customers

For the year ended December 31, 2013, no individual customer accounted for more than 10% of our consolidated revenue. For the period September 1, 2012 to December 31, 2012, we had one customer that accounted for 96% of our total oil and natural gas sales. During the period from January 1, 2012 to August 31, 2012, our Predecessor had two customers that accounted individually for 59% and 24%, respectively, of its total oil and natural gas sales.

Other

On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator will provide Texadian with storage facilities, access to a marine terminal and pipelines, and railcar offloading services. The initial term of the agreement is for a period of four years and Texadian’s minimum commitment during the initial term is approximately $28 million.

Note 14 - Stockholders’ Equity

Pursuant to the Plan, on the Emergence Date, (i) all shares of our common stock outstanding prior to the Effective Date were cancelled, (ii) each holder of our 7% senior unsecured notes due 2015 and our 3 3/4% senior convertible notes due 2037 received, in exchange for its total claim (including principal and interest), its pro rata portion of 14,573,608 shares of our common stock, (iii) each holder of an allowed general unsecured claim received, in exchange for its total claim, its pro rata portion of 191,973 shares of our common stock, and (iii) the Lenders under the Loan Agreement received warrants to purchase up to an aggregate of 959,213 shares of our common stock (which number of shares may be increased to an aggregate of 1,220,000 shares of our common stock pursuant to the terms of the Warrant Issuance Agreement).

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amendments to the Certificate of Incorporation and Bylaws

Pursuant to the Plan, on the Emergence Date, our certificate of incorporation and bylaws were amended and restated in their entirety.

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

On November 25, 2013, our amended and restated certificate of incorporation was further amended to (i) increase the authorized shares of Common Stock from 300,000,000 to 500,000,000 and (ii) revise certain provisions regarding approval by the company’s Board of Directors of transfers of Common Stock by holders of five percent or more of the outstanding Common Stock.

Preferred Stock

As of December 31, 2013 and 2012, no shares of preferred stock were outstanding.

Common Stock

On December 31, 2012, a total of 3,052 shares of our common stock were issued to members of our Board of Directors in lieu of a cash fee for their service on the Board. We recognized compensation costs of approximately $33 thousand relating to these shares, which represent their estimated fair value on the date of grant based on the previous 20 days average trading price of our common stock which ranged from $10.00 to $12.00 per share of common stock. Due to our limited daily trading activity, we believe that this represents a more accurate reflection of the fair value of our common stock.

On September 13, 2013, we entered into a Common Stock Purchase Agreement pursuant to which we agreed to sell shares of our common stock at a price of $13.90 per share, as adjusted to reflect the one for ten reverse stock split effective for trading purposes on January 29, 2014 (the “Reverse Stock Split”),  in a private placement transaction (the “Private Placement”) in reliance upon an exemption from registration pursuant to Regulation D under the Securities Act of 1933. Certain purchasers, namely, ZCOF Par Petroleum Holdings, L.L.C., an affiliate of Zell Credit Opportunities Master Fund, L.P. (“ZCOF”), and affiliates of Whitebox Advisors, LLC (“Whitebox”), each owned 10% or more of the our common stock directly or through affiliates prior to the execution of the Common Stock Purchase Agreement and are deemed to be our affiliates as a result of such ownership. ZCOF and Whitebox have representatives on our board of directors.

On September 25, 2013, we completed the Private Placement and issued approximately 14.4 million shares of common stock resulting in aggregate gross proceeds to us of approximately $200 million. We did not engage any investment advisors with respect to the Private Placement, and no finders’ fees or commissions were paid to any party in connection therewith. The proceeds from the Private Placement were used to fund a portion of the purchase price of the HIE acquisition.

During the year ended December 31, 2013, we issued approximately 208,512 shares of our common stock for settlement of bankruptcy claims, approximately 183,390 shares due to the exercise of Warrants and approximately 5,585 shares of unrestricted common stock to certain key employees and directors. We recognized compensation costs of approximately $90 thousand relating to these shares, which represent their estimated fair value on the date of grant based on the previous 20 days average trading price of our common stock which ranged from $12.22 to $19.87 per share of common stock.

Registration Rights Agreements

Pursuant to the Plan, on the Effective Date, we entered into a registration rights agreement (the “Registration Rights Agreement”) providing the stockholders party thereto (the “Stockholders”) with certain registration rights.

The Registration Rights Agreement states that, among other things, at any time after the earlier of the consummation of a qualified public offering or 60 days after the Effective Date, any Stockholder or group of Stockholders that, together with its or their affiliates, holds more than fifteen percent of the Registrable Shares (as defined in the Registration Rights Agreement), will have the right to require us to file with the SEC a registration statement on Form S-1 or S-3, or any other appropriate form under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for a public offering of all or part of its Registrable Shares (each a “Demand Registration”), by delivery of written notice to the company (each, a “Demand Request”).

Within 90 days after receiving the Demand Request, we must file with the SEC the registration statement, on any form for which we then qualify and which is available for the sale of the Registrable Shares in accordance with the intended methods of distribution thereof, with respect to the Demand Registration. We are required to use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable after such filing. We will not be obligated (i) to effect a Demand Registration within 90 days after the effective date of a previous Demand Registration, other than for a shelf registration, or (ii) to effect a Demand Registration unless the Demand Request is for a number of Registrable Shares with an expected market value that is equal to at least (x) $15 million as of the date of such Demand Request or is for one hundred percent of the demanding Stockholder’s Registrable Shares with respect to any Demand Registration made on Form S-1 or (y) $5 million as of the date of such Demand Request with respect to any Demand Registration made on Form S-3.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In connection with the closing of the sale of the Private Placement, we entered into an additional registration rights agreement with the purchasers of the shares. Under this registration rights agreement, we agreed to file a registration statement relating to the shares of common stock with the U.S. Securities and Exchange Commission within 60 days after the closing date of the sale which would be declared effective within 180 days of the closing date of the sale. We also agreed to use commercially reasonable efforts to keep the registration statement effective until the earliest to occur of (i) the disposition of all registrable securities, (ii) the availability under Rule 144 of the Securities Act of 1933, as amended, for each holder of registrable securities to immediately freely resell such registrable securities without volume restrictions or (iii) the third anniversary of the effective date of the registration statement.

This registration rights agreement also provides the right for a holder or group of holders of more than $50 million of registrable securities to demand that we conduct an underwritten public offering of the registrable securities. However, the demanding holders are limited to a total of three such underwritten offerings, with no more than one demand request for an underwritten offering made in any 365 day period. Additionally, this registration rights agreement contains customary indemnification rights and obligations for both us and the holders of registrable securities.

If this registration statement (i) is not filed with the SEC on or prior to the applicable deadline (ii) is not declared effective by the SEC prior to the applicable deadline, or (iii) does not remain effective for the applicable effectiveness period described above then from the that date until cured, we must pay, as liquidated damages and not as a penalty, an amount in cash equal to 0.25% of the purchaser’s allocated purchase price per calendar month, not to exceed 0.75% of the allocated purchase price. We will accrue an obligation for this registration rights agreement when it is probable that an obligation has been incurred and the amount can be reasonably determined.

Incentive Plan

On December 20, 2012, our Board of Directors (the “Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Board, or a committee of the Board, may issue up to 1.6 million shares of our common stock, or incentive stock options, nonstatutory stock options or restricted stock to our employee or directors, or other individuals providing services to us. In general, the terms of any award issue will be determined by the committee upon grant. In addition, in December 2012, we approved a new compensation plan for our directors. Our directors receive an annual retainer of $50 thousand, paid quarterly in cash or shares of our common stock at the election of the director. In addition, the Chairman of the Audit Committee receives an additional annual retainer of $15 thousand and the members of the Audit Committee (other than the Chairman) receive an annual retainer of $5 thousand, such retainers paid quarterly in cash or shares of our common stock at the election of the director. There are no fees for the members of any other committee or for attendance at meetings. Our directors are also entitled to receive an annual grant of restricted stock on the last day of each calendar year with a target value of $75 thousand, with the number of shares determined by the 60-day volume weighted average share price as of the day prior to the grant date.

On December 31, 2012, a total of 219,183 shares of restricted common stock were granted to members of the Board of Directors and certain employees. During the year ended December 31, 2013, an additional 355,481 shares of restricted stock were granted to certain employees. Restricted stock granted to members of the Board vests in full after one year from the date of grant, while most restricted stock granted to employees vests on a pro-rata basis over five years. For the year ended December 31, 2013, the following activity occurred under our Incentive Plan (in thousands, except per share amounts):

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Shares	Weighted- Average Grant Date Fair Value
Non vested balance, beginning of period	219	$12.00
Granted	356	18.32
Vested	(51)	12.00
Forfeited	—	—
Non vested balance, end of period	524	$16.29
Available for grant	1,025

For the year ended December 31, 2013, we recognized compensation costs of approximately $1.2 million related to restricted stock awards. As of December 31, 2013, there is approximately $8.1 million of total unrecognized compensation costs related to restricted stock awards, which are expected to be recognized on a straight-line basis over a weighted average period of 4.37 years. The grant date fair value was estimated using the previous 20 days average trading price of our common stock.

Predecessor Stock Compensation Plans

On December 22, 2009, the Predecessor’s stockholders approved its 2009 Performance and Equity Plan (the “2009 Plan”). On June 21, 2011, the Predecessor granted 489,227 shares of non-vested common stock to certain employees. The shares vested in full on the earlier of a change in control or July 1, 2012. In conjunction with this grant, the Predecessor agreed to establish a “floor” price for the value of the shares on the date of vesting equal to the value of the shares on the grant date ($5.50 per share). In the event that the market price of the shares on the date of vesting was lower than the floor price on the date of vesting, the difference would be paid to the employees in cash. The compensation expense for the shares consists of a fixed equity component ($5.50 per share) and a variable liability component (based on the difference between the market price of the shares, if lower, and the floor price of the shares), both of which are included as a component of general and administrative expense in the accompanying Predecessor consolidated statement of operations. The Predecessor recognized stock compensation expense of approximately $1.9 million for the period from January 1, 2012 through August 31, 2012, which is included in general and administrative expenses. Under the terms of the Plan, the Predecessor’s stock compensation plans, and all awards issued under such plans, were canceled.

A summary of the stock option activity under the Predecessor’s various plans and related information for the period from January 1 through August 31, 2012 follows:

Period from January 1 through August 31, 2012
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding-beginning of year	150,300	$75.00
Granted	—	—
Exercised	—	—
Expired / canceled	(150,300)	(75.00)
Outstanding-end of year	—	$—	—	$—
Exercisable-end of year	—	$—	—	$—

A summary of the restricted stock (nonvested stock) activity under the Predecessor’s plan and related information for the period from January 1 through August 31, 2012 follows (in thousands, except share and per share amounts):

	Period from January 1 through August 31, 2012
	Nonvested Stock	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested-beginning of year	558,301	$7.45
Granted	—	—
Vested	—	—
Expired / canceled	(558,301)	(7.45)

Nonvested-end of year	—	$—	—	$—

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 - Income Taxes

Under the Plan of Reorganization, our prepetition debt securities, primarily prepetition notes, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. Tax regulations provide that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our NOLs and other “Tax Attributes” after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 and certain prior interest payments on debt converted to equity. Our NOLs have been reduced by approximately $225 million of CODI as a result of emergence from Chapter 11.

Pursuant to the Plan, on the Emergence Date, the existing equity interests of the Predecessor were extinguished. New equity interests were issued to creditors in connection with the terms of the Plan, resulting in an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of net operating losses and other tax attributes arising before the change that may be used to offset taxable income after the ownership change. We believe, however, that we will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on our net operating losses; however the net operating losses are eliminated should another ownership change occur within two years. Our amended and restated certificate of incorporation places restrictions upon the ability of the equity interest holders to transfer their ownership in us. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our net operating loss carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at December 31, 2013 and 2012.

During the years ended December 31, 2013 and 2012, no adjustments were recognized for uncertain tax benefits.

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

During 2014 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

Income tax expense (benefit) consisted of the following:

	Successor		Predecessor
		Period from	Period from
		September 1	January 1
	Year Ended	through	through
	December 31,	December 31,	August 31,
	2013	2012	2012

Current:
U.S.—Federal	$—	$—	$—
U.S.—State	(179)	—	—
Deferred:
U.S.—Federal	(14)	(2,757)	—
U.S.—State	193	—	—
Total	$—	$(2,757)	$—

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate of 35% to pretax income as a result of the following:

	Successor		Predecessor
		Period from	Period from
		September 1	January 1
	Year Ended	through	through
	December 31,	December 31,	August 31,
	2013	2012	2012

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.1%	—	—
Change in valuation allowance	21.7%	(2.0)%	(33.0)
Professional fees related to bankruptcy reorganization	—	8.0%	17.0%
Revenue from Wapiti Trust settlement	—	5.0%	—
Cancellation of debt tax attribute reduction	—	—	51.0%
Permanent Items	4.1%
Provision to return adjustments	9.1%	—	—
Actual income tax rate	—%	(24.0)%	—%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss	$540,867	$450,195
Capital loss carry forwards	26,141	26,141
Property and equipment	34,683	23,045
Investment in Piceance Energy	32,138	45,172
Derivative instruments	—	1,498
Accrued bonuses	—	—
Trust liabilitiy	1,327	—
Other	1,183	1,506
Total deferred tax assets	636,339	547,557
Valuation allowance	(633,954)	(544,442)
Net deferred tax assets	$2,385	$3,115
Deferred tax liabilities:
Property and equipment	$5	$—
Texadian Energy intangibles	2,380	3,083
Prepaid insurance, marketable securities and other	—	32
State liabilities	216	—
Total deferred tax liabilities	$2,601	$3,115
Total deferred tax liability, net	$(216)	$—

We have net operating loss carryovers as of December 31, 2013 of $1.3 billion for federal income tax purposes. If not utilized, the tax net operating loss carryforwards will expire during 2027 through 2032. Our capital loss carryovers as of December 31, 2013 are $74.7 million. If not utilized, these carryovers will expire during 2015 and 2016. We also have Alternative Minimum Tax Credit Carryovers of $0.8 million. These credits do not expire; however, we must first generate regular taxable income before they can be used. We will not likely generate regular taxable income utilized our net operating loss carry over.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 - Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Successor		Predecessor
		September 1	January 1
	Year Ended	through	through
	December 31,	December 31,	August 31,
	2013	2012	2012
Net loss attributable to common stockholders	$(70,621)	$(8,839)	$(45,437)
Basic weighted-average common shares outstanding	19,740	15,734	28,841
Add: dilutive effects of stock options and unvested stock grants (1)	—	—	—
Diluted weighted-average common stock outstanding	19,740	15,734	28,841
Basic loss per common share attributable to common stockholders:
Net loss (1)	$(3.57)	$(0.56)	$(1.57)
Diluted loss per common share attributable to common stockholders:
Net loss (1)	$(3.57)	$(0.56)	$(1.57)

________________________________________________________

(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. Therefore, we have utilized the basic weighted-average common shares outstanding to calculate both basic and diluted loss per share for all parties presented.

Weighted average potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor		Predecessor
		Period from	Period from
		September 1	January 1
	Year Ended	through	through
	December 31,	December 31,	August 31,
	2013	2012	2012
Stock issuable upon conversion of convertible notes	—	—	379
Stock options	—	—	150
Non-vested restricted stock	523	—	558
Total potentially dilutive securities	523	—	1,087

Note 17 - Segment Information

Following our acquisitions of HIE and Texadian, we have three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Operations and (iii) Commodity Marketing and  Logistics. Corporate and Other includes trust litigation and settlements and other administrative costs.  Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2013	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Sales and operating revenues	$778,126	$7,739	$100,149	$—	$886,014
Depreciation, depletion, amortization and accretion	2,267	1,686	2,009	20	5,982
Operating income (loss)	(19,318)	246	9,126	(29,367)	(39,313)
Loss from unconsolidated affiliate					(2,941)
Interest expense and financing costs, net					(19,471)
Other income (expense)					808
Change in value of common stock warrants					(10,114)
Gain on derivative instruments					410
Loss before income taxes					(70,621)
Income tax benefit					—
Net loss					$(70,621)

Capital expenditures, including acquisitions	$567,332	$471	$(1,300)	$544	$567,047

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Following our acquisition of Texadian, at December 31, 2012, we had two business segments: (i) Natural Gas and Oil Operations and (ii) Commodity Marketing and Logistics. For the period from September 1 through December 31, 2012, all of the operations as reported on our consolidated statement of operations related to Natural Gas and Oil Operations. For the period from September 1 through December 31, 2012, expenditures for long term assets, including goodwill and other intangible assets by segment were as follows (in thousands):

	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total

Capital expenditures, including acquisitions	$415	$17,439	$—	$17,854

Total assets by segment were as follows (in thousands):

	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total

At December 31, 2013	$655,712	$109,316	$52,048	$10,009	$827,085

At December 31, 2012	$—	$116,034	$62,754	$10,794	$189,582

Note 18 - Related Party Transactions

Certain of our stockholders who are lenders under the Loan Agreement received Warrants exercisable for shares of common stock in connection with such loan (see Note 10 - Debt).

Certain of our stockholders and their affiliates who are owners of 10% or more of our common shares participated in the Stock Sale (see Note 14 - Stockholders’ Equity).

On September 17, 2013, we entered into letter agreements (the “Services Agreements”) with Equity Group Investments, an affiliate of ZCOF (“EGI”), and Whitebox.  Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include, (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.

EGI and Whitebox will not receive a fee for the provision of the strategic, advisory or consulting services set forth in the Services Agreements, but may be periodically reimbursed by us, upon request, for (i) travel and out of pocket expenses, provided that in the event that such expenses exceed $50 thousand in the aggregate with respect to any single proposed matter, EGI or Whitebox, as applicable, will obtain our consent prior to incurring additional costs, and (ii) provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants and other professionals incurred in connection with EGI’s or Whitebox’s, as applicable, services under the Services Agreements.  In consideration of the services provided by EGI and Whitebox under the Services Agreements, we agreed to indemnity each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder.

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated, by either party, at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during 2013.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 19 - Reorganization Under Chapter 11, Fresh-Start Reporting and the Effects of the Plan

In December 2011 and January 2012, Delta and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Delta and its subsidiaries included in the bankruptcy petitions are collectively referred to as the “Debtors.”

In March 2012, the Bankruptcy Court approved the procedures relating to plans of reorganization as well as asset sales. Following completion of the asset sales, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie Energy II, LLC (“Laramie”) as the sponsor of a plan of reorganization (the “Plan”). In June 2012, Delta entered into a Contribution Agreement (the “Contribution Agreement”) with a new joint venture formed by Delta and Laramie, Piceance Energy LLC (“Piceance Energy”), and Laramie to effect the transactions contemplated by Plan.

The Plan was declared effective on August 31, 2012 (the “Emergence Date”). On the Emergence Date, Delta consummated the transaction contemplated by the Contribution Agreement and each of Delta and Laramie contributed to Piceance Energy their respective assets in the Piceance Basin. Piceance Energy is owned 66.66% by Laramie and 33.34% by Delta. At the closing, Piceance Energy entered into a new credit agreement, borrowed $100 million under that agreement, and distributed approximately $72.6 million net of settlements to the company and approximately $24.9 million to Laramie. The company used its distribution to pay bankruptcy expenses and to repay its secured debt. The company also entered into a new credit facility and borrowed $13 million under that facility at closing, and used those funds primarily to pay bankruptcy claims and expenses.

Following the reorganization, Par retained its interest in the Point Arguello Unit offshore California and other miscellaneous assets and certain tax attributes, including significant net operating loss carryforwards. Based upon the Plan as confirmed by the Bankruptcy Court, Delta’s creditors were issued approximately 14.8 million shares of common stock, and Delta’s former stockholders received no consideration under the Plan.

Contemporaneously with the consummation of the Contribution Agreement, the company, through a wholly-owned subsidiary, entered into a Limited Liability company Agreement with Laramie that will govern the operations of Piceance Energy.

On the Emergence Date, Par adopted fresh-start reporting resulting in us becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2012 reflect the operations of Delta prior to reorganization (hereinafter also referred to as the “Predecessor”) and are not comparable to the consolidated financial statements presented on or after August 31, 2012. Fresh-start reporting was required upon emergence from Chapter 11 because (i) holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and (ii) the reorganization value of our assets immediately before confirmation of the Plan was less than our post-petition liabilities and allowed claims. Fresh-start reporting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. The effects of the implementation of the Plan and fresh-start adjustments are reflected in the results of operations of the Predecessor in the eight month period ended August 31, 2012. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation for accounting purposes.

In the application of fresh-start reporting, a successor entity must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start reporting, which for us is August 31, 2012, the date the Debtors emerged from Chapter 11. To facilitate this calculation, we first determined the enterprise value of the Successor and the individual components of the opening balance sheet. The most significant item is our 33.34% interest in Piceance Energy, the value of which was estimated to be approximately $105.3 million as of the Emergence Date. We also considered the fair value of the other remaining assets. See Note 11 - Fair Value Measurements for a detailed discussion of fair value and the valuation techniques.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fresh-start reporting reflects the value of the Successor as determined in the confirmed Plan. Under fresh-start reporting, our asset values are remeasured and allocated based on their respective fair values in conformity with the acquisition method of accounting for business combinations. The reorganization values approximated the fair values of the identifiable net assets. Liabilities existing as of the Effective Date, other than deferred taxes and derivatives, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes and derivatives were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated. Under the Plan, our priority non-tax claims and secured claims are unimpaired in accordance with the Bankruptcy Code. Each general unsecured claim and noteholder claims received its pro rata share of new common stock of Par in full satisfaction of its claims.

The following condensed consolidated balance sheet presents the implementation of the Plan and the adoption of fresh-start reporting as of the Effective Date. Reorganization adjustments have been recorded within the condensed consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh-start reporting.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	August 31, 2012
		Plan of			Fresh Start
		Reorganization			Reporting
	Predecessor	Adjustments			Adjustments		Successor
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,954	$74,167	(a)	$			$4,882
		(45,035)	(c)
		(24,204)	(d)
		(2,000)	(e)
Trust assets	—	3,446	(e)				3,446
Restricted cash	—	20,359	(d)				20,359
Trade accounts receivable, net	3,708	(1,727)	(a)		(1,981)	(g)	—
Prepaid assets	4,777				(4,777)	(g)	—
Prepaid reorganization costs	1,326				(1,326)	(g)	—
Total current assets	11,765						28,687
Property and equipment
Oil and gas properties
Unproved	84				(84)	(g)	—
Proved	759,755	(740,392)	(a)		(14,776)	(g)	4,587
Land	4,000	(4,000)	(a)				—
Other	73,021	(47,493)	(a)		(21,289)	(g)	4,239
Total property and equipment	836,860						8,826
Less accumulated depreciation and depletion	(642,172)	607,603	(a)		34,569	(g)	—
Property and equipment, net	194,688						8,826
Long-term assets:
Investments in unconsolidated affiliates	3,629	105,344	(a)		(3,629)	(g)	105,344
Other long-term assets	307				(253)	(g)	54
Total long-term assets	3,936						105,398
Total assets	$210,389						$142,911

LIABILITIES AND EQUITY
Current liabilities
Liabilities not subject to compromise
Debtor in possession financing	$56,535	(56,535)	(c)				$—
Accounts payable and other accrued liabilities	4,897						4,897
Other accrued liabilities	9,224	(2,685)	(b)				2,640
		(1,500)	(c)
		(3,845)	(d)
		1,446	(e)
Accrued reorganization and trustee expense	70,656						7,537

Liabilities subject to compromise
3 3/4% Senior notes	115,000	(115,000)	(b)				—
7% Senior convertible notes	150,000	(150,000)	(b)				—
Accounts payable and other accrued liabilities	17,203	(2,560)	(a)		(1,981)	(g)	12,336
		(3,526)	(d)		3,200	(g)
Total current liabilities	352,859						19,873
Long-term liabilities
Liabilities not subject to compromise
Long – term debt	—	6,335	(c)				6,335
Derivative liabilities	—	6,665	(c)				6,665
Asset retirement obligations	4,414	(3,938)	(a)				476
Total liabilities	357,273						33,349
Stockholders’ equity
Common stock	288	1,457	(b)		(288)	(f)	1,477
		20	(d)
Additional paid-in capital	1,643,285	100,084	(b)		288	(f)	108,085
		1,318	(d)		(1,636,890)	(h)
Retained earnings (accumulated deficit)	(1,790,457)	166,144	(b)		(14,765)	(g)	—
		2,188	(d)		1,636,890	(h)
Total stockholders’ equity (deficit)	(146,884)						109,562
Total liabilities and equity (deficit)	$210,389						$142,911

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments

(a)
Reflects the contribution of certain of our oil and gas assets and related prepaid expenses and asset retirement obligations to Piceance Energy in exchange for cash and a 33.34% interest in Piceance Energy.

(b)
Reflects the extinguishment of secured debt in exchange for common stock of the Successor. On the Emergence Date, we issued 14,573,608 shares of our common stock and warrants to acquire 959,213 shares of our common stock to the holders of our secured debt or their affiliates. We estimated the fair value of our common stock to be $7.00 per share on the Emergence Date. Accordingly, we recorded a gain on the settlement of secured debt within Reorganization items of approximately $166.1 million on the Predecessor’s consolidated statement of operations in the period from January 1, 2012 through August 31, 2012.

(c)
Reflects the Successor drawing $13 million under the Loan Agreement (see Note 10 - Debt) to repay amounts outstanding under the DIP Credit Facility with those proceeds and cash from contribution of assets to Piceance Energy.

(d)
Reflects the settlement of other claims with common stock of Successor and cash. On the Emergence Date, we issued 191,973 shares of our common stock to various creditors. We estimated the fair value of our common stock to be $7.00 per share on the Emergence Date. Accordingly, we recorded a gain on settlement of liabilities within Reorganization items of approximately $2.2 million on the Predecessor’s consolidated statement of operations in the period from January 1, 2012 through August 31, 2012.

(e)	Reflects the funding of the Recovery Trusts (see Note 13 - Commitments and Contingencies).

(f)	Reflects the cancellation of Predecessor common stock.

(g)
Reflects adjustments to remaining assets due to fresh-start reporting. On the Emergence Date, we adjusted the carrying value of our remaining assets to their estimated fair values. As a result of these adjustments, we recorded a loss for changes in asset fair values due to fresh-start reporting adjustments within Reorganization items of approximately $14.8 million on the Predecessor’s consolidated statement of operations in the period from January 1, 2012 through August 31, 2012.

(h)	Reflects the elimination of Predecessor’s accumulated deficit.
Note 20 - Subsequent Events

On the January 23, 2014 and in connection with the consummation of the Reverse Stock Split as described in Note 1-Overview, we and certain of our subsidiaries entered into an Eleventh Amendment to our Loan Agreement pursuant to which the Lender consented to Fractional Share Cash Payments.

As a result of the Reverse Stock Split, every ten pre-split shares of Common Stock issued prior to January 29, 2014, the effective date of the reverse stock split for trading purposes, were exchanged for one post-split share of Common Stock, with fractional shares paid in cash at an amount equal to the product obtained by multiplying (a) the closing price of the Common Stock as reported on the OTCQB Marketplace on January 23, 2014, by (b) the fraction of one share owned by the stockholder. Further, the number of shares of Common Stock issued and outstanding was reduced from approximately 301,141,520 on January 23, 2014 to approximately 30,114,352. The number of authorized shares of Common Stock will remain at 500,000,000 and the par value of the Common Stock will remain at $0.01 per share. All references in the financial statements to the number of shares of common stock or warrants, price per share and weighted average number of common stock outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted. No adjustments have been made to the share or per share amounts of our Predecessor.

Note 21- Disclosures About Capitalized Costs, Costs Incurred (Unaudited)

Capitalized costs related to oil and gas activities are as follows (in thousands):

	Successor		Predecessor
	December 31, 2013	December 31, 2012	August 31, 2012
Company:
Unproved properties	$—	$—	$84
Proved properties	4,949	4,804	759,755
	4,949	4,804	759,839
Accumulated depreciation and depletion	(1,868)	(337)	(642,172)
	$3,081	$4,467	$117,667
Company’s Share of Piceance Energy:
Unproved properties	$15,763	$16,180
Proved properties	168,378	134,638
	184,141	150,818
Accumulated depreciation and depletion	(38,452)	(2,808)
	$145,689	$148,010

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statement

(1)
The capitalized cost amounts presented are as of August 31, 2012 for the Predecessor and exclude adjustments resulting from the plan or reorganization and fresh-start reporting (see Note 19 - Reorganization Under Chapter 11, Fresh-Start Reporting and the Effects of the Plan).

Costs incurred in oil and gas activities including costs associated with assets retirement obligations, are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from September 1 through December 31, 2012	Period from January 1 through August 31, 2012
Company:
Development costs incurred on proved undeveloped reserves	$—	$—	$1,613
Development costs—other	142	—	—
Total	$142	$—	$1,613

Company’s Share of Piceance Energy:
Unproved properties acquisition costs	$—	$206
Proved properties acquisition costs (1)	—	32,519
Development costs—other	6,380	291
Total	$6,380	$33,016

_______________________________________________________
(1)
Amount represents our share of proved oil and natural gas property acquired at inception of the formation of Piceance Energy, of which $24.2 million relates to oil and natural gas properties purchased from Delta contemplated as part the emergence from bankruptcy and $8.3 million relates oil and natural gas properties purchased from Laramie.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2011, the company had $8,770 of suspended exploratory well cost subject to evaluation. Upon the emergency from Bankruptcy on August 31, 2012 all capitalized oil and natural gas property costs, including suspended exploratory well cost, were transferred to Piceance in exchange for cash and a 33.34% equity interest in Piceance. For the period from September 1, 2012 through December 31, 2012 and for the year ended December 31, 2013 neither the company or Piceance incurred exploratory well costs so no amounts were capitalized or expensed during these respective periods.  Accordingly, there were no suspended exploratory well costs at December 31, 2012 and 2013 that were being evaluated.

A summary of the results of operations for oil and gas producing activities, excluding general and administrative costs, is as follows:

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1 through August 31, 2012
Company:
Revenue:
Oil and gas revenues	$7,739	$2,144	$23,079
Expenses:
Production costs	5,696	1,688	16,980
Depletion and amortization	1,593	370	16,041
Exploration	—	—	2
Abandoned and impaired properties	—	—	151,347
Results of operations of oil and gas producing activities	$450	$86	$(161,291)
Company’s share of Piceance Energy:
Revenue:
Oil and gas revenues	$20,364	$6,464
Expenses:
Production costs	9,885	3,033
Depletion and amortization	8,855	2,808
Results of operations of oil and gas producing activities	$1,624	$623
Total Company and Piceance Energy income from operations of oil and gas producing activities	$2,074	$709

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 22 - Information Regarding Proved Oil and Gas Reserves (Unaudited)

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

Estimates of the company’s oil and natural gas reserves and present values as of December 31, 2013 and 2012,  and August 31, 2012 were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

A summary of changes in estimated quantities of proved reserves for the year ended December 31, 2013 and for respective periods in 2012 is as follows:

	Gas	Oil	NGLS	Total
	(MMcf)	(MBbl)	(MBb1)	(MMcfe) (5)
Company:
Estimated Proved Reserves: Balance at January 1, 2012 (Predecessor) (1)	87,209	494	—	90,173
Revisions of quantity estimate	—	85	—	512
Sale/disposition of properties (2)	(82,357)	(235)	—	(83,770)
Production	(4,852)	(67)	—	(5,256)
Estimated Proved Reserves: Balance at August 31, 2012 (Successor)	—	277	—	1,659
Revisions of quantity estimate	456	31	—	643
Production	(10)	(22)	—	(139)
Estimated Proved Reserves: Balance at December 31, 2012 (Successor)	446	286	—	2,163
Revisions of quantity estimate	460	16	—	557
Extensions and discoveries	9	3	—	25
Production	(253)	(69)	—	(667)
Estimated Proved Reserves: Balance at December 31, 2013 (Successor)	662	236	—	2,078
Company’s Share of Piceance Energy:
Estimated Proved Reserves: Balance at September 1, 2012	—	—	—	—
Transfer from investees (3)	83,915	560	4,228	112,639
Revisions of quantity estimate	8,053	41	387	10,621
Extensions and discoveries	32,073	236	1,778	44,151
Production	(1,391)	(6)	(48)	(1,711)
Estimated Proved Reserves: Balance at December 31, 2012	122,650	831	6,345	165,700
Revisions of quantity estimate	72,436	174	2,818	90,387
Extensions and discoveries	3,599	(374)	(1,334)	(6,643)
Production	(12,088)	(47)	(428)	(14,935)
Estimated Proved Reserves: Balance at December 31, 2013	186,597	584	7,401	234,509
Total Estimated Proved Reserves: Balance at December 31, 2013	187,259	820	7,401	236,587

Proved developed reserves
December 31, 2012	158	286	—	1,875
December 31, 2012—Company Share of Piceance Energy	48,680	237	2,253	63,617
Total December 31, 2012	48,838	523	2,253	65,492
Proved undeveloped reserves
December 31, 2012	288	—	—	288
December 31, 2012—Company Share of Piceance Energy	73,970	594	4,092	102,083
Total December 31, 2012	74,258	594	4,092	102,371
Proved developed reserves
December 31, 2013	662	236	—	2,078
December 31, 2013—Company Share of Piceance Energy	45,072	165	1,627	55,829
Total December 31, 2013	45,734	401	1,627	57,907
Proved undeveloped reserves
December 31, 2013	—	—	—	—
December 31, 2013—Company Share of Piceance Energy	141,525	419	5,774	178,680
Total December 31, 2013	141,525	419	5,774	178,680

	CIG per Mbtu	WTI per Bbl

Base pricing, before adjustments for contractual differentials: (4)
August 31, 2012	$2.75	$90.85
December 31, 2012	$2.56	$91.21
December 31, 2012 – Piceance	$2.56	$91.21
December 31, 2013	$3.53	$96.91
December 31, 2013 – Piceance	$3.53	$96.91

_________________________________________________________
(1)	At January 1, 2012, gas is based on 70,982 MMcf of natural gas and 4,057 MBbl of natural gas liquids, with liquids converted to gas using a ratio of 4 Mcf to 1 barrel.
(2)
On August 31, 2012, substantially all of the reserves of the company were transferred to Piceance Energy in exchange for a 33.34% equity ownership interest (See Note 3 - Investment in Piceance Energy).

(3)
On August 31, 2012, certain reserves held by Delta Petroleum and by Laramie were transferred to Piceance Energy in exchange for a 33.34% and a 66.66% equity ownership interest, respectively (See Note 3 - Investment in Piceance Energy).

(4)
Proved reserves are required to be calculated based on the 12-month, first day of the month historical average price in accordance with SEC rules. The prices shown above are base index prices to which adjustments are made for contractual deducts and other factors.

(5)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.
F-46

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future net cash flows presented below are computed using applicable prices (as summarized above) and costs and are net of all overriding royalty revenue interests.

	Successor		Predecessor
	December 31,		August 31,
	2013	2012	2012
	(in thousands)		(in thousands)
Company:
Future net cash flows	$26,861	$30,444	$28,691
Future costs:
Production	21,999	20,596	19,973
Development and abandonment	319	319	319
Income taxes[1]	—	—	—
Future net cash flows	4,543	9,529	8,399
10% discount factor	(1,006)	(1,519)	(1,176)
Standardized measure of discounted future net cash flows	$3,537	$8,010	$7,223
Company’s Share of Piceance Energy:
Future net cash flows	$984,205	$568,706
Future costs:
Production	430,506	199,277
Development and abandonment	234,905	154,054
Income taxes[1]	—	—
Future net cash flows	318,794	215,375
10% discount factor	(229,469)	(143,416)
Standardized measure of discounted future net cash flows	$89,325	$71,959
Total Company and Company share of equity investee in the standardized measure of discounted future net revenues	$92,862	$79,969

________________________________________________
1            No income tax provision is included in the standardized measure calculation shown above as the company does not project to be taxable or pay cash income taxes based on its available tax assets and additional tax assets generated in the development of its reserves because the tax basis of its oil and gas properties and NOL carryforwards exceeds the amount of discounted future net earnings.

The principal sources of changes in the standardized measure of discounted net cash flows for the year ended December 31, 2013 and for the respective periods during 2012 are as follows (in thousands):

	Successor
	December 31,	Company Share of Piceance Energy December 31,	Total
	2013	2013	2013
Beginning of the year
Beginning of the period	$8,010	$71,959	$79,969
Sales of oil and gas production during the period, net of production costs	(2,044)	(10,478)	(12,522)
Net change in prices and production costs	(3,833)	(2,588)	(6,421)
Changes in estimated future development costs	—	8,831	8,831
Extensions, discoveries and improved recovery	147	15,471	15,618
Revisions of previous quantity estimates, estimated timing of development and other	395	(4,948)	(4,553)
Previously estimated development and abandonment costs incurred during the period	—	3,142	3,142
Other	61	740	801
Accretion of discount	801	7,196	7,997
End of period	$3,537	$89,325	$92,862

	Successor			Predecessor
	Period from September 1, through December 31,	Company Share of Piceance Energy September 1, through December 31,	Total	January 1, through August 31,
	2012	2012	2012	2012
Beginning of the year				$129,695
Beginning of the period	$7,223	$—	$7,223	—
Transfer from investees	—	55,253	55,253	—
Sales of oil and gas production during the period, net of production costs	(456)	(3,639)	(4,095)	(5,954)
Net change in prices and production costs	(667)	(139)	(806)	378
Changes in estimated future development costs	—	5	5	—
Extensions, discoveries and improved recovery	763	569	1,332	—
Revisions of previous quantity estimates, estimated timing of development and other	648	13,708	14,356	(7,439)
Sales/disposition of reserves in place	—	—	—	(118,104)
Other	258	4,360	4,618	—
Accretion of discount	241	1,842	2,083	8,647
End of period	$8,010	$71,959	$79,969	$7,223

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 31st day of March, 2014.

PAR PETROLEUM CORPORATION

By:	/s/ William Monteleone.
William Monteleone, Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ William Monteleone	March 31, 2014
William Monteleone, Chief Executive Officer (Principal Executive Officer)

/s/ Christopher Micklas	March 31, 2014
Christopher Micklas, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jacob Mercer	March 31, 2014
Jacob Mercer, Director

/s/ Benjamin Lurie	March 31, 2014
Benjamin Lurie, Director

/s/ Michael Keener	March 31, 2014
Michael Keener, Director

/s/ L. Melvin Cooper	March 31, 2014
L. Melvin Cooper, Director