Form 10-K/A
period 2013-12-31
PAR PETROLEUM CORP/CO
filed 2014-04-29
CIK 821483

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Par Petroleum Corporation (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Form 10-K”), solely to (i) correct the date of the report of EKS&H LLLP, with respect to the consolidated balance sheet of Par Petroleum Corporation and subsidiaries as of December 31, 2012 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the period from September 1, 2012 through December 31, 2012 (the “EKS&H Report”) and (ii) include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The EKS&H Report, which appeared on page F-3 of the Original Form 10-K, was incorrectly dated “March 27, 2012, except for Note 14, as to which the date is March 31, 2014” instead of “March 27, 2013, except for Note 14, as to which the date is March 31, 2014.” The Part III Information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated by reference from an amendment to the Original Form 10-K filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. The Company is filing this Amended Form 10-K to include the Part III Information. The reference on the cover of the Original Form 10-K to the incorporation by reference from an amendment to the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 8 of Part II of the Original Form 10-K, Items 10 through 14 of Part III of the Original Form 10-K, and Item 15 of Part IV of the Original Form 10-K are hereby amended and restated in their entirety. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on page F-1. There are no financial statement schedules since they are either not applicable or the information is included in the notes to the financial statements.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and members of our Board of Directors (the “Board”), and their respective ages, are as follows:

Name	Age	Position
William Monteleone	30	Chairman of the Board of Directors and Chief Executive Officer
Jacob Mercer(1)	38	Director
Benjamin Lurie(1)	31	Director
Michael R. Keener(2)	54	Director
L. Melvin Cooper(2)	60	Director
Peter Coxon	50	Chief Operating Officer
Christopher Micklas	46	Chief Financial Officer
Brice Tarzwell	65	Chief Legal Officer

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

William Monteleone has served as a director since August 2012 and as the Company’s Chief Executive Officer since June 2013. Mr. Monteleone joined Equity Group Investments (“EGI”) as an Associate in 2008 and has continued serving EGI in a limited role since becoming our Chief Executive Officer. Previously, Mr. Monteleone worked for Banc of America Securities LLC from 2006 to 2008 where he was involved in a variety of debt capital raising transactions, including leveraged buyouts, corporate-to-corporate acquisitions and other debt financing activities. At EGI, he is responsible for evaluating potential new investments and monitoring existing investments. In addition to our Board, Mr. Monteleone serves on the Board of Directors for the following privately held companies: Wapiti Oil and Gas, LLC and Kuwait Energy Company. Mr. Monteleone graduated magna cum laude from Vanderbilt University with a bachelor’s degree. Mr. Monteleone was elected to the Board pursuant to the Stockholders Agreement described under “-Corporate Governance” below.

Jacob Mercer has served as a director since August 2012. Mr. Mercer joined Whitebox Advisors, LLC (“Whitebox”) in October 2007 and is a Senior Portfolio Manager focusing on distressed and high yield investments. Previously, Mr. Mercer worked for Xcel Energy (XEL) from July 2005 to October 2007 as Assistant Treasurer and Managing Director. Prior to that, he worked at Piper Jaffray as a Senior Credit Analyst and Principal and at Voyageur Asset Management as a Credit Analyst. In addition, Mr. Mercer served as a Logistics Officer in the United States Army. Mr. Mercer holds a BA in both Business Management and Economics from St. John’s University. He holds the Chartered Financial Analyst designation. Mr. Mercer also serves on the Board of Directors for the following privately held companies: ES Purchaser LLC, since January 2012, Sunshine Enterprises Ltd., since November 2011, Platinum Energy Solutions since October 2013 and Piceance Energy, LLC since September 2013. Mr. Mercer also has served on the Board of Directors of Ceres Global Ag Corp. since September 2013. Mr. Mercer was elected to the Board pursuant to the Stockholders Agreement described under “-Corporate Governance” below.

Benjamin Lurie has served as a director since August 2012. Mr. Lurie is an Associate at EGI having joined in 2011. Prior to joining the firm in 2011, Mr. Lurie worked at Lurie Investments evaluating and developing new and existing business opportunities ranging from technology to services to real estate from January 2006 to December 2010. At EGI, Mr. Lurie is responsible for evaluating potential new investments and monitoring existing investments. He holds a master’s degree in business administration from INSEAD, and a postgraduate certificate from the United Nations University. He received dual bachelor’s degrees from the University of Wisconsin-Madison. He holds the Charted Financial Analyst designation. Mr. Lurie was elected to the Board pursuant to the Stockholders Agreement described under “-Corporate Governance” below.

Michael Keener has served as a director since August 2012. Mr. Keener has over 30 years of experience in the energy sector. Since January 2011, Mr. Keener has served as a Principal of KP Energy, providing mezzanine debt, private equity and direct asset ownership primarily with exploration and production companies in North America. Prior to joining KP Energy, Mr. Keener worked as a Managing Director in the energy team of Imperial Capital LLC from October 2009 until December 2010. From February 2003 until their acquisition by Imperial Capital in October 2009, Mr. Keener served as Principal and Managing Director of Petrobridge Investment Management, LLC. From 1981 to 2003, Mr. Keener served in a number of roles in Royal Dutch Shell PLC including as Director and Vice President of Shell Capital and Financial Advisor to Shell Offshore. Mr. Keener also has served on the Board of Directors of Dune Energy (OTC Bulletin Board: DUNR) since January 2012. Mr. Keener holds a degree in Business Administration from Bloomsburg University and a Masters of Business Administration from Loyola University. Mr. Keener has extensive financial and operating experience, and his background, prior experiences, professional credentials and expertise qualify him to serve as one of our Audit Committee financial experts and a director.

L. Melvin Cooper has served as a director since August 2012 and as the chairman of the audit committee of the Board since October 2012. Currently, Mr. Cooper serves as the Senior Vice President and Chief Financial Officer of Forbes Energy Services Ltd. (NASDAQ Global Market: FES), a public company in the energy services industry. Prior to joining Forbes in 2007, Mr. Cooper served as Senior Vice President and Chief Financial Officer of Cude Oilfield Contractors, Inc., beginning in 2007. From 2004 to 2007, Mr. Cooper served as President of SpectraSource Corporation, a supplier of products and services to the new home building industry. From 2000 to 2004, Mr. Cooper served as President of Cerqa, the supply chain management division of Nationwide Graphics, Inc., a national printing and supply chain management company where Mr. Cooper formerly served as Senior Vice President and Chief Financial Officer. Mr. Cooper has also served as President or CFO of various companies involved in telecommunications, nutritional supplements, water purification, scrap metal, drilling fluids, and natural gas marketing. In 2011, Mr. Cooper received the Board Leadership Fellow designation from the National Association of Corporate Directors (“NACD”) where he is also a member of the Board of Directors of the NACD Houston area Tri-City Chapter. Mr. Cooper earned a degree in accounting from Texas A&M University-Kingsville (formerly Texas A&I) in 1975. Mr. Cooper has been a Certified Public Accountant since May 1977. Mr. Cooper’s extensive experience in the energy industry as well as his financial background brings significant additional operating, financial and management experience to the Board.

Peter Coxon has served as the Company’s Chief Operating Officer since June 2013, and has served as the President of Texadian Energy, Inc., a wholly owned subsidiary of the Company formerly known as SEACOR Energy Inc. prior to its acquisition by us, since January 2013. From March 2007 until December 2012, Mr. Coxon was the President of SEACOR Energy Inc. and prior to that Mr. Coxon was the Vice President of SEACOR Holdings, where he led SEACOR’s vessel design and construction, chartering, IT, business development and M&A activities. Mr. Coxon has also served as the President of Illinois Corn Processing Holdings LLC and Vice President of Illinois Corn Processing LLC. Mr. Coxon previously served on the boards of directors of multiple companies, and as a director representing the American Hotel & Motel Association in Washington. Earlier in his career, Mr. Coxon worked for the Atlantic Richfield Company (ARCO), where he was involved in a variety of domestic and international upstream, downstream, and transportation assignments. He holds two post-graduate degrees from the Massachusetts Institute of Technology as well as an MBA in finance from the University of Southern California, and is a graduate of the United States Coast Guard Academy and served as an officer in the U.S. Coast Guard.

Christopher Micklas has served as the Company’s Chief Financial Officer since December 2013. Mr. Micklas served in the Chief Operating Office of Global LNG Finance at BG Group Plc from 2010 to November 2013, as Chief Financial Officer of Ennis Paint from 2008 to 2010 and in various roles with Shell Oil Company from 2001 to 2008, including most recently as Finance Director, US Downstream from 2006 to 2008.

Brice Tarzwell has served as the Company’s Chief Legal Officer since June 2013. Prior to that, he was a partner at Bracewell & Giuliani LLP for six years. Previously, Mr. Tarzwell was a partner at Winstead PC. He holds a bachelor’s degree from Arizona State University and a juris doctorate from the University of Oklahoma College of Law.

Code of Ethics

The Board has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors and consultants. The full text of our code of business conduct and ethics is posted on our website at www.ppetrol.com/Governance. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance

The Board is composed of five members. Under our stockholders agreement dated effective August 31, 2012 (the “Stockholders Agreement”), certain of our stockholders have the right to designate members of the Board.

Whitebox and its affiliates may designate two individuals in the two-year period following our emergence from bankruptcy on August 31, 2012 (the “Emergence Date”), and after such two-year period, Whitebox may designate two (2) individuals so long as Whitebox or its affiliates hold at least ten percent (10%) of the outstanding shares of our common stock and one (1) individual so long as Whitebox or its affiliates hold at least five percent (5%) but less than ten percent (10%) of the outstanding shares of our common stock (collectively, the “Whitebox Designees”). In the event that Whitebox or its affiliates no longer hold at least five percent (5%) of the outstanding shares of our common stock, the Whitebox Designees shall be designated by holders of a majority of the outstanding shares of our common stock.

Zell Credit Opportunities Fund, L.P. (“ZCOF”) and its affiliates may designate two individuals designated by ZCOF in the two-year period following the Emergence Date, and after such two-year period, ZCOF may designate two (2) individuals so long as ZCOF or its affiliates hold at least ten percent (10%) of the outstanding shares of our common stock and one (1) individual so long as ZCOF or its affiliates hold at least five percent (5%) but less than ten percent (10%) of the outstanding shares of our common stock (collectively, the “ZCOF Designees”). In the event that ZCOF or its affiliates no longer hold at least five percent (5%) of the outstanding shares of our common stock, the ZCOF Designees shall be designated by holders of a majority of the outstanding shares of our common stock.

One individual (the “Independent Designee”) shall be designated jointly by Whitebox, ZCOF and Waterstone Capital Management, L.P. (“Waterstone”), so long as Whitebox, ZCOF and Waterstone and/or their affiliates collectively hold at least twenty percent (20%) of the outstanding shares of our common stock, which Independent Designee shall not be an affiliate of Whitebox, ZCOF or Waterstone. In the event that Whitebox, ZCOF and Waterstone are no longer collectively holders of at least twenty percent (20%) of the outstanding shares of our common stock, then the Independent Designee shall be designated by holders of a majority of the then outstanding shares of our common stock. In addition, in the event that any of Whitebox, ZCOF or Waterstone (together with its affiliates) individually no longer holds at least five percent (5%) of the shares of our common stock, then such person shall no longer be entitled to jointly designate the Independent Designee, which Independent Designee shall thereafter be designated by the remaining persons who are still entitled to appoint the Independent Designee.

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

Messrs. Monteleone and Lurie are the ZCOF Designees, Messrs. Mercer and Cooper are the Whitebox Designees and Mr. Keener is the Independent Designee.

The Board has established the Audit and Compensation Committees as its standing committees. During 2013, the members of the Audit Committee were Messrs. Keener and Cooper. The Board has determined that Messrs. Keener and Cooper are both audit committee financial experts under Item 407(d) of Regulation S-K of the SEC. Under applicable rules promulgated by the SEC and the New York Stock Exchange (although our common stock is not listed on the New York Stock Exchange), all of the members of the Audit and Compensation Committees are independent. During 2013, the members of the Compensation Committee were Messrs. Monteleone, Mercer and Lurie until Mr. Monteleone was appointed Chief Executive Officer, and thereafter the members of the Compensation Committee were Messrs. Mercer and Lurie.

Our bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our Annual Meeting of Stockholders. We do not have a formal policy concerning stockholder nominations of individuals to stand for election to the Board, other than the provisions contained in our bylaws and the Stockholders Agreement. Since our emergence from bankruptcy and except as provided in the Stockholders Agreement, we have not received any recommendations from stockholders requesting that the Board consider a candidate for inclusion among the slate of nominees in any year, and therefore we believe that no formal policy, in addition to the provisions contained in our bylaws and the Stockholders Agreement, concerning stockholder recommendations is needed.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the SEC.

Based solely on a review of the copies of such reports furnished to us by our officers, directors, and persons who beneficially own more than ten percent (10%) of our common stock, and their written representations that such reports accurately reflect all reportable transactions, the following reports were not timely filed for fiscal year 2013: Randall Ludden was late in filing one Form 3, William Haywood was late in filing one Form 3 and one Form 4 disclosing one transaction, Waterstone Market Neutral Master Fund, Ltd. was late in filing one Form 4 disclosing two transactions, Whitebox Advisors LLC was late in filing one Form 4 disclosing one transaction and William Monteleone was late in filing one Form 4 disclosing one transaction.

Item 11. Executive Compensation

In connection with our emergence from bankruptcy on August 31, 2012, John T. Young, Jr. was engaged as our Chief Executive Officer until June 2013 and R. Seth Bullock was engaged as our Chief Financial Officer until December 2013. Messrs. Young and Bullock were our only executive officers until the assembly of our management team during 2013. Messrs. Young and Bullock are also employees of Conway McKenzie Management Services, LLC (“Conway McKenzie”), with whom we have a management and financial advisory services agreement dated November 8, 2011. During 2013, we hired Messrs. Monteleone, Coxon, Micklas and Tarzwell to serve as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Legal Officer, respectively.

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

We have recently completed the assembly of our management team and are in the process of developing our compensation philosophies and compensation objectives and policies.

Summary Compensation

The following table sets forth information regarding compensation earned during the last two fiscal years by our Chief Executive Officer, our Chief Operating Officer, our Senior Vice President and Chief Legal Officer and our former Chief Executive Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity IncentivePlan Compensation ($)	All Other Compensation ($)(2)	Total ($)
William Monteleone - Chief Executive Officer (3)	2013	$61,364	-	-	-	$15,000	$76,364
Peter Coxon - Chief Operating Officer (4)	2013	$290,143	$839,983	$328,378	-	$36,285	$1,494,789
Brice Tarzwell - Chief Legal Officer (4)	2013	$145,833	-	-	-	$521	$146,354
John T. Young – Former Chief Executive Officer (5)	2013	-	-	-	-	$-	$-
	2012	-	-	-	-	$-	$-
(1)	These amounts shown represent the aggregate grant date fair value for stock awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note 14 – Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the SEC on March 31, 2014.
(2)	Amounts represent matching contributions made by the Company under its 401(k) plan and $15,000 in living expenses for Mr. Monteleone.
(3)	Mr. Monteleone was appointed our Chief Executive Officer on June 17, 2013. The information regarding compensation earned by Mr. Monteleone as our Chief Executive Officer in this table does not include compensation paid to him for services as a non-employee director before such appointment, which is reflected in the “Director Compensation” table below.
(4)	Messrs. Coxon and Tarzwell were appointed our Chief Operating Officer and Chief Legal Officer, respectively, on June 17, 2013 and June 3, 2013.
(5)	During 2012 prior to July 19, 2012, Mr. Young served as our Chief Restructuring Officer pursuant to our agreement with Conway McKenzie as described above. Mr. Young was appointed as our Chief Financial Officer on July 19, 2012 and then as our Chief Executive Officer effective August 31, 2012 upon our emergency from bankruptcy. We paid Conway McKenzie for the services provided by Mr. Young as described above, and as such, he did not receive any salary or other compensation from us. Mr. Young resigned from all positions with us effective as of June 17, 2013.

Narrative Disclosure to Summary Compensation Table

See “– Employment Agreements” below for a discussion of the employment arrangements with our Named Executive Officers. See the footnotes to the Summary Compensation Table for narrative disclosure with respect to that table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the market value of all unvested share awards held by each Named Executive Officer as of December 31, 2013.

	Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of number of shares or units of stock that have not vested ($) (1)
William Monteleone	25,898	$577,547
Peter Coxon	109,578	$2,443,611
Brice Tarzwell	10,868	$242,356

(1)	Market value based on closing price of $22.30 on December 31, 2013, as adjusted for the one-for-ten (1:10) reverse stock split of the Company’s common stock, effective for trading purposes on January 29, 2014.

Employment Agreements

On September 25, 2013, the Company entered into an “at will” employment arrangement with William Monteleone, the Company’s Chief Executive Officer. Mr. Monteleone is entitled to receive an annual base salary of $250,000 paid no less frequently than on a semi-monthly basis in accordance with Company payroll practices. Mr. Monteleone’s compensation will be reviewed annually. Mr. Monteleone is also eligible for an annual performance bonus as may be awarded in the sole discretion of the Board.

On September 25, 2013, Mr. Monteleone was granted $250,000 in restricted Company common stock pursuant to the 2012 Long Term Incentive Plan (the “Plan”). In addition, Mr. Monteleone was granted $250,000 in restricted Company common stock under the Plan on December 31, 2013. In each case, the actual number of shares granted was determined based on the average volume weighted average price of the Company’s common stock for the 60 days immediately preceding the date of grant. Subject to the terms thereof, these restricted stock grants will vest ratably over a 5-year period on each anniversary of the date of grant with 100% accelerated vesting for certain events such as a change in control of the Company.

Mr. Monteleone is also eligible to participate in any benefit plans that may be offered from time to time by the Company to its employees generally and in the Company’s 401(k) plan, in each case subject to his satisfaction of the applicable eligibility provisions. Mr. Monteleone is also entitled to airfare between Chicago and Houston and $2,500/month of living expenses.

On December 31, 2012, the Company entered into an “at will” employment arrangement with Peter Coxon, the Company’s Chief Operating Officer. Mr. Coxon is entitled to receive an annual base salary of $250,000 paid no less frequently than on a semi-monthly basis in accordance with the Company’s payroll practices. Mr. Coxon’s compensation will be reviewed annually. On March 14, 2014, Mr. Coxon’s base salary was increased to $350,000. In connection with his salary increase, Mr. Coxon was paid $40,143 as additional salary for 2013.

On December 31, 2012, Mr. Coxon was granted $1,500,000 in restricted Company common stock under the Plan. The actual number of shares granted was determined based on the average volume weighted price of the Company’s common stock for the 60 days immediately preceding the date of grant. The restricted stock grant vests ratably over a 5-year period on each anniversary of the grant with 100% accelerated vesting for certain events such as a change in control of the Company.

For the year ended December 31, 2013, Mr. Coxon was also eligible to participate in a 20% profit sharing program focusing on our commodity marketing and logistics business with the allocation of his bonus determined upon his performance and contributions to the profitability of that segment. In March 2014, he received a bonus payment of $839,983 related to 2013 performance.

Mr. Coxon is also eligible to participate in any benefit plans that may be offered from time to time by the Company to its employees generally and in the Company’s 401(k) plan, in each case subject to his satisfaction of the applicable eligibility provisions.

On May 22, 2013, the Company entered into an “at will” employment arrangement with Mr. Tarzwell, pursuant to which Mr. Tarzwell is entitled to receive an annual base salary of $250,000 paid in accordance with Company payroll practices. Mr. Tarzwell is also eligible for an annual performance bonus, based on the discretion of the Compensation Committee of the Board.

On May 22, 2013, Mr. Tarzwell was granted $175,000 in restricted Company common stock under the Plan. In addition, Mr. Tarzwell will be granted $175,000 in restricted Company common stock under the Plan upon completing one year of employment. In each case, the actual number of shares granted will be determined based on the average volume weighted average price of the Company’s common stock for the 60 days immediately preceding the date of grant. Subject to the terms thereof, these restricted stock grants will vest on the 24-month anniversary of the commencement of Mr. Tarzwell’s employment with 100% accelerated vesting for certain events such as a change in control of the Company.

Mr. Tarzwell is also eligible to participate in any benefit plans that may be offered from time to time by the Company to its employees generally and in the Company’s 401(k) plan, in each case subject to his satisfaction of the applicable eligibility provisions.

Potential Payments upon Termination or Change in Control

The shares of restricted stock granted to Messrs. Monteleone, Coxon and Tarzwell under the Plan will automatically vest in their entirety upon certain events such as a change of control or a termination of their employment due to death, disability or without cause.

The following tables further describe the potential payments upon termination or a change in control for Messrs. Monteleone, Coxon and Tarzwell.

William Monteleone

Chief Executive Officer

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination ($)	For cause terminated ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	Retirement ($)	After a Change in Control ($)
Long-Term Equity Incentives
Restricted Stock (Unvested and Accelerated)(2)	-	-	577,547	577,547	-	577,547
Total	-	-	577,547	577,547	-	577,547

Peter Coxon

Chief Operation Officer

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination ($)	For cause terminated ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	Retirement ($)	After a change in Control ($)
Long-Term Equity Incentives
Restricted Stock (Unvested and Accelerated)(2)	-	-	2,443,611	2,443,611	-	2,443,611
Total	-	-	2,443,611	2,443,611	-	2,443,611

Brice Tarzwell

Chief Legal Officer and Senior Vice President

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination ($)	For cause terminated ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	Retirement ($)	After a change in Control ($)
Long-Term Equity Incentives
Restricted Stock (Unvested and Accelerated)(2)	-	-	242,356	242,356	-	242,356
Total	-	-	242,356	242,356	-	242,356

(1)	For purposes of this analysis, the Company assumed the effective date of termination is December 31, 2013 and that the price per share of our common stock on the date of termination is $22.30 per share, the closing price on December 31, 2013 as adjusted for the one-for-ten (1:10) reverse stuck split of our common stock effective for trading purposes on January 24, 2014.
(2)	Pursuant to the terms of the Plan and incentive agreements thereunder, under “Involuntary Not for Cause Termination,” “Death or Disability” or “After a Change in Control,” all restrictions and conditions on shares of restricted stock will be deemed satisfied and will be fully vested on the date of termination of employment or the date immediately preceding a “change in control.”

Director Compensation

The following table sets forth a summary of the compensation that we paid to our non-employee directors in 2013:

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Total ($)
Jacob Mercer	-	-	$-
Benjamin Lurie (2)	-	$90,323	$90,323
Michael Keener	$55,000	$27,470	$82,470
L. Melvin Cooper	$65,000	$27,470	$92,470
Will Monteleone (3)	-	$76,198	$76,198

(1)	These amounts reflect the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of awards pursuant to the Incentive Plan. Assumptions used in the calculation of these amounts are included in “Note 14– Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the SEC on March 31, 2014.
(2)	Mr. Lurie elected to receive his annual retainer in shares of common stock, rather than cash, and as such, an additional 3,418 shares of common stock were issued to him in lieu of cash.
(3)	Mr. Monteleone was appointed our Chief Executive Officer on June 17, 2013. The information regarding compensation earned by Mr. Monteleone as a non-employee director in this table does not include compensation paid to him for services as our Chief Executive Officer, which is reflected in the “Summary Compensation” table above. Mr. Monteleone elected to receive his annual retainer in shares of common stock, rather than cash, and as such, an additional 2,756 shares of common stock were issued to him in lieu of cash. Mr. Monteleone did not receive any compensation for his service as a director after his appointment as our Chief Executive Officer.

In December 2012, we approved a compensation plan for our non-employee directors. Our non-employee directors receive an annual retainer of $50,000, paid quarterly in cash or shares of our common stock at the election of the director. In addition, the Chairman of the Audit Committee receives an additional annual retainer of $15,000 and the members of the Audit Committee (other than the Chairman) receive an annual retainer of $5,000, such retainers paid quarterly in cash or shares of our common stock at the election of the director. There are no fees for the members of any other committee or for attendance at meetings. Our non-employee directors are also entitled to receive an annual grant of restricted stock at the end of each calendar year with a target value of $75,000, with the number of shares determined by the 60-day volume weighted average share price as of the day prior to December 31 of that calendar year. Mr. Mercer waived his right to receive any of the compensation described in this paragraph in 2013. Mr. Keener and Mr. Cooper both received awards of 2,289 shares of common stock for their service in 2013. Messrs. Monteleone and Lurie elected to receive their annual retainer in shares of common stock, rather than cash, and as such, an additional 2,756 shares and 3,418 shares of common stock were issued to each of them during 2013.

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

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2014 of (i) each person who is known by us to own beneficially more than five percent of our outstanding shares of common stock, (ii) each Named Executive Officer, (iii) each of our directors and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the mailing address of each person or entity named below who is known by us to beneficially own more than five percent (5%) of our outstanding shares of common stock is 800 Gessner Road, Suite 875, Houston, Texas 77024.

Beneficial holders	Amount and Nature of Beneficial Ownership(1)
	Number	Percentage
5% Stockholders:
Zell Credit Opportunities Master Fund, L.P. (2)	10,118,853	33.1%
Whitebox Advisors, LLC(3)	7,453,812	24.4%
Waterstone Capital Management, L.P. (4)	1,842,892	6.1%
IQC Management, LLC (5)	1,798,561	6.0%
Directors and Named Executive Officers:

L. Melvin Cooper	5,822	*
Peter Coxon	126,124	*
Michael R. Keener	5,822	*
Benjamin Lurie	10,766	*
Jacob Mercer	7,012	*
Christopher Micklas	13,433	*
William Monteleone	32,469	*
Brice Tarzwell	12,093	*
John Young	—	—
All directors and executive officers as a group (8) persons)	213,541	0.7%

*	Denotes less than 1% beneficially owned.
(1)	Based on 30,156,038 shares outstanding as of March 31, 2014.
(2)	Information based solely upon the Schedule 13D jointly filed with the SEC on September 30, 2013 by ZCOF, Chai Trust Company, LLC and ZCOF Par Petroleum Holdings, L.L.C. Includes 395,933 shares of common stock issuable upon exercise of a warrant issued to ZCOF Par Petroleum Holdings, L.L.C. ZCOF and Chai Trust Company, LLC share voting and dispositive power over all of the shares. The address of these entities is Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606.
(3)	Information based solely upon the Schedule 13D/A jointly filed with the SEC on October 3, 2013 by Whitebox, Whitebox Asymetric Advisors, LLC, Whitebox Asymmetric Partners, L.P., Whitebox Multi-Strategy Advisors, LLC, Whitebox Multi-Strategy Partners, L.P., Whitebox Credit Arbitrage Advisors, LLC, Whitebox Credit Arbitrage Partners, L.P., Whitebox Concentrated Convertible Arbitrage Advisors, LLC, Whitebox Concentrated Convertible Arbitrage Partners, L.P., Pandora Select Advisors, LLC, Pandora Select Partners, L.P., Whitebox Special Opportunities Advisors, LLC., Whitebox Special Opportunities Fund, LP – Series O, Whitebox Institutional Partners, LP., and Whitebox Tactical Opportunities Fund, a series of Whitebox Mutual Funds a Delaware Statutory Trust. Includes 332,657 shares of common stock issuable upon exercise of a warrant issued to WB Delta, LTD. The address of Whitebox is 3033 Excelsior Blvd., Minneapolis, MN 55416.
(4)	This information is based solely on the Schedule 13G/A jointly filed with the SEC on February 13, 2014 by Waterstone, Waterstone Capital Offshore Advisors, LP, Waterstone Asset Management, LLC and Shawn Bergerson. The address of these entities is 2 Carlson Parkway, Suite 260, Plymouth, Minnesota 55447.
(5)	This information is based solely on the Schedule 13G jointly filed with the SEC on January 13, 2014 by IQC Management LLC, whose address is 394 Pacific Ave, 2nd Floor, San Francisco, CA 94111.

Plan Information

Our sole equity-based compensation is the Plan, which has been approved by the Board and by our stockholders. See “Note 14– Stockholders’ Equity” to our consolidated financial statements included in our 2013 Annual Report on Form 10-K filed with the SEC on March 31, 2014 for a summary of the material terms of the Plan. The following table sets forth the number of shares of our common stock subject to outstanding awards under the Plan, and the number of shares remaining available for future award grants under the Plan as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	1,025,336

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,025,336

(1)	The total number of shares of our common stock that were initially available for awards under the plan was and 1,600,000. As of December 31, 2013, 545,028 shares of restricted stock were issued under the Plan as of December 31, 2013.

Item  13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Services Agreements

On September 17, 2013 (but effective January 1, 2013), we entered into letter agreements (the “Services Agreements”) with Equity Group Investments, an affiliate of ZCOF (“EGI”), and with Whitebox. Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include, (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.

EGI and Whitebox will not receive a fee for the provision of the strategic, advisory or consulting services set forth in the Services Agreements, but may be periodically reimbursed by us, upon request, for (i) travel and out of pocket expenses, provided that in the event that such expenses exceed $50,000 in the aggregate with respect to any single proposed matter, EGI or Whitebox, as applicable, will obtain our consent prior to incurring additional costs, and (ii) provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants and other professionals incurred in connection with EGI’s or Whitebox’s, as applicable, services under the Services Agreements. In consideration of the services provided by EGI and Whitebox under the Services Agreements, we agreed to indemnity each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder. To date, neither EGI nor Whitebox has received any compensation under the Services Agreements.

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated, by either party, at least 60 days prior to any extension date.

Delayed Draw Term Loan Credit Agreement

Certain of our stockholders are lenders under the Loan Agreement and the New Tranche B Loans. For a description of the terms and conditions of the Loan Agreement and the New Tranche B Loans, see “Note 10 – Debt – Delayed Draw Term Loan Credit Agreement” and “Amendment to the Loan Agreement” to our consolidated financial statements included in Item 8 herein.

Warrant Issuance Agreement

Certain of our stockholders who were lenders under the Loan Agreement received Warrants exercisable for shares of common stock in connection with such loan. For a description of the terms and conditions of the Warrants, see “Note 10 – Debt – Warrant Issuance Agreement” to our consolidated financial statements included in Item 8 herein.

Stockholders Agreement

Pursuant to the Stockholders Agreement, certain of our stockholders have the right to elect members of the Board, as described under “Part III – Item 10. Directors and Executive Officers and Corporate Governance – Corporate Governance.”

Review, Approval or Ratification of Transactions with Related Persons

The Board has recognized that transactions between us and certain related persons present a heightened risk of conflicts of interest. In order to ensure that we act in the best interests of our stockholders, the Board has delegated the review and approval of related party transactions to the Audit Committee in accordance with our written Audit Committee Charter. After its review, the Audit Committee will only approve or ratify transactions that are fair to us and not inconsistent with the best interests of us and our stockholders. Any director who may be interested in a related party transaction shall recuse himself from any consideration of such related party transaction

In addition, under the Stockholders Agreement, in the two years following the Emergence Date, we may not consummate either (i) a merger, stock issuance, sale of all or substantially all assets, change of entity, or any similar transaction pursuant to which not all holders of our securities entitled to vote for members of the Board are treated equally or (ii) a transaction with an affiliate, without prior approval from either (1) a majority of such securities not held by Whitebox, ZCOF and Waterstone or their affiliates (the “Required Majority”) or (2) the Independent Designee. If such transaction is approved by the Independent Designee without the approval of the Required Majority, we may not consummate any such transaction unless it also receives an opinion from an investment bank or other similar financial advisor that the contemplated transaction is fair, from a financial point of view, to us; provided, however, that such opinion shall only be required (i) for any transaction with a value in excess of $45 million or (ii) for any transaction with an affiliate with a value in excess of $7.5 million. Notwithstanding the foregoing, no such opinion shall be required for any capital contributions used solely to support Par Piceance Energy Equity LLC’s potential $60 million in additional capital contributions to Piceance Energy LLC in accordance with the Piceance Energy LLC Agreement, if the timing of such capital contributions makes obtaining such opinion impractical. Certain other identified transactions are also excluded from the above requirements.

Director Independence

Our Board has determined each of our directors, except Mr. Monteleone, qualifies as independent directors under applicable rules promulgated by the SEC and the New York Stock Exchange listing standards and has concluded that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item  14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”) served as our independent registered public accountants for the period from January 1, 2012 through the Emergence Date. In connection with our emergence from bankruptcy, and as of the Emergence Date, the Audit Committee of the Board engaged EKS&H LLLP (“EKS&H”) as our independent registered public accountants for the four months ending December 31, 2012, to audit our consolidated financial statements for the four months ending December 31, 2012, including the review of our quarterly reporting for the one-month period from September 1, 2012 through September 30, 2012, included in the quarter ending September 30, 2012. On December 6, 2013, the Audit Committee of the Board approved of the engagement of Deloitte & Touche LLP (“Deloitte”) to serve as our new independent registered public accounting firm and to perform the audit of our consolidated financial statements as of and for the year ended December 31, 2013.

During those periods in fiscal years 2013 and 2012, Deloitte, EKS&H and KPMG provided services in the following categories and amounts:

	Deloitte	EKS&H		KPMG
		Period from	Period from	Period from
	Fiscal Year	1-Jan	September 1	January 1
	Ended	through	through	Through
	December 31,	September 30,	December 31,	December 31,
	2013	2013	2012	2012

Audit fees (1)	$778,100	$439,570	$150,000	$348,000
Audit-related fees (2)	85,000	39,069	6,305	45,444
Tax fees (3)	-	-	-	1,175,202
All other fees (4)	-	117,000	-	-

Total	$863,100	$595,639	$156,305	$1,568,646

(1)	Audit Fees. Fees for audit services are for the audits of our annual financial statements and reviews of our quarterly financial statements.

(2)	Audit Related Fees. Fees for audit related services are for services reasonably related to the performance of the audit or review of our financial statements and audits of separate financial statements of various consolidated entities.

(3)	Tax Fees. Fees for tax services are for services related to tax compliance, tax advice and tax planning.

(4)	Other fees. Fees primarily related to the Texadian acquisition.

Audit Committee Pre-Approval Policy

Our independent registered public accounting firms may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firms be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of us while not impairing its independence. Our Audit Committee must pre-approve permissible non-audit services. During each of the periods ended in fiscal years 2013 and 2012, our Audit Committee approved 100% of the non-audit services provided to us by our independent registered public accounting firms.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

(2) Financial Statement Schedules. None.

(3) Exhibits.

INDEX TO EXHIBITS

2.1	Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.****

2.2	Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the company. Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed on June 8, 2012.****

2.3	Purchase and Sale Agreement dated as of December 31, 2012, by and among the company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.****

2.4	Membership Interest Purchase Agreement dated as at June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 2.4 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.****

3.1	Amended and Restated Certificate of Incorporation of the company. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

3.2	Certificate of Amendment to the Certificate of Incorporation of the company dated effective September 25, 2013. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 27, 2014.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the company dated January 23, 2014. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

3.4	Amended and Restated Bylaws of the company. Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.1	Form of the company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement effective as of August 31, 2012, by and among the company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.3	Registration Rights Agreement effective as of August 31, 2012, by and among the company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.4	Warrant Issuance Agreement dated as of August 31, 2012, by and among the company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC. Incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.6	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 filed on December 21, 2012.*

10.1	Delayed Draw Term Loan Credit Agreement dated as of August 31, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.2	First Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of September 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.3	Waiver and Second Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of November 29, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.4	Third Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of December 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.5	Fourth Amendment to Delayed Draw Term Loan Credit Agreement dated as of April 19, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on April 22, 2013.

10.6	Fifth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 4, 2013, by and among the company, the Guarantors party thereto, the lenders party thereto and Jeffries Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.

10.7	Sixth Amendment to Delayed Draw Term Loan Agreement dated as of June 12, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.2 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.8	Seventh Amendment to Delayed Draw Term Loan Agreement dated as of June 17, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.3 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.9	Eighth Amendment to Delayed Draw Term Loan Agreement dated as of June 14, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on June 24, 2013.

10.10	Ninth Amendment to Delayed Draw Term Loan Agreement dated as of August 1, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.10 to the company’s Registration Statement on Form S-1 filed on November 22, 2013.

10.11	Tenth Amendment to Delayed Draw Term Loan Agreement dated as of September 25, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.8 to the company’s Current Report on Form 8-K filed on September 27, 2014.

10.12	Eleventh Amendment to Delayed Draw Term Loan Agreement dated as of January 23, 2014, by and among the company, the Guarantors party thereto, ZCOF Par Petroleum Holdings, L.L.C. and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

10.13	Amended and Restated Limited Liability company Agreement for Piceance Energy, LLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.14	Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.15	First Amendment to Credit Agreement dated August 31, 2012, by and among Piceance Energy, LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.16	Wapiti Recovery Trust Agreement dated August 27, 2012, by and among the company, DPCA LLC, Delta Exploration company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited Partnership, Amber Resources company of Colorado, Castle Exploration company, Inc. and John T. Young. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.17	Delta Petroleum General Recovery Trust Agreement dated August 27, 2012, by and among the company, DPCA LLC, Delta Exploration company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited. Partnership, Amber Resources company of Colorado, Castle Exploration company, Inc. and John T. Young. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.18	Pledge Agreement dated August 31, 2012, by Par Piceance Energy Equity LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Intercreditor Agreement dated August 31, 2012, by and among JP Morgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), Jefferies Finance LLC, as administrative agent for the Second Priority Secured Parties (as defined therein), the company and Par Piceance Energy Equity LLC. Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.20	Pledge and Security Agreement, dated August 31, 2012, by the company and certain of its subsidiaries in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.21	Letter of Credit Facility Agreement dated as of December 27, 2012, by and between the company and Compass Bank. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.22	Form of Indemnification Agreement between the company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.*

10.23	Uncommitted Credit Agreement dated as of June 12, 2013, by and among Texadian Energy, Inc., Texadian Energy Canada Limited and BNP Paribas. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in June 17, 2013.

10.24	Common Stock Purchase Agreement dated effective as of September 10, 2013, by and among the company and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in September 13, 2013.

10.25	Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Whitebox Advisors, LLC and the company. Incorporated by reference to Exhibit 10.18 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.26	Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the company. Incorporated by reference to Exhibit 10.17 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.27	Framework Agreement dated as of September 25, 2013, by and among Hawaii Pacific Energy, LLC, Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 80K filed on September 27, 2013.

10.28	Storage and Services Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.29	Agency and Advisory Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.30	Inventory First Lien Security Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.31	First Lien Mortgage dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.32	Intercreditor Agreement dated as of September 25, 2013, by and among Barclays Bank PLC, Wells Fargo Bank, N.A, as inventory collateral agent, Deutsche Bank AG New York Branch, as ABL loan collateral agent and as administrative agent pursuant to the ABL Credit Agreement, Hawaii Pacific Energy, LLC, and Tesoro Hawaii, LLC. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.33	Membership Interests First Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.34	ABL Credit Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and other borrowers party thereto, Hawaii Pacific Energy, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and ABL loan collateral agent. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.35	ABL Loan Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Wells Fargo Bank, National Association, as inventory collateral agent. Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.36	ABL Loan First Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.37	Second Lien Mortgage dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.38	Membership Interests Second Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.39	Inventory Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.40	Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.41	Credit Agreement dated as of November 14, 2013, by and among the company, the Lenders party thereto and Bank of Hawaii, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 19, 2013.

14.1	Par Petroleum Corporation Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective October 15, 2012. Incorporated by reference to Exhibit 14.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

23.1	Consent of Deloitte & Touche LLP. Incorporated by reference to Exhibit 23.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

23.2	Consent of EKS&H LLLP***

23.3	Consent of KPMG LLP. Incorporated by reference to Exhibit 23.3 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

23.4	Consent of Netherland, Sewell & Associates, Inc. Incorporated by reference to Exhibit 23.4 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.***

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2013. Incorporated by reference to Exhibit 99.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

99.2	Agreement of Settlement and Release dated September 19, 2012, by and between The Wapiti Recovery Trust and Wapiti Oil & Gas, L.L.C. Incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on September 25, 2013.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Management contracts and compensatory plans.
**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
***	Filed herewith.
****	Schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

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

/s/ EKS&H LLLP

EKS&H LLLP

Denver, Colorado

March 27, 2013, except for Note 14, as to which the date is March 31, 2014

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

Level	Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Base Rate Loans
1	<4.00x	2%	0%
2	4.00x-5.00x	2.25%	.25%
3	>5.00x	2.5%	.50%

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

The Revolver Applicable Margin and the Unused Fee, for each quarter is determined, on the last date of the immediately preceding fiscal quarter:

			Revolver	Revolver
			Applicable Margin for	Applicable Margin for
Level	Leverage Ratio	Unused Fee	LIBOR Loans	Base Rate Loans
1	<4.00x	.25%	1.75%	-.25%
2	4.00x-5.00x	.375%	2.00%	0%
3	>5.00x	.50%	2.25%	.25%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 29th of April, 2014.

PAR PETROLEUM CORPORATION

By:	/s/ William Monteleone.
William Monteleone, Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas, Chief Financial Officer