Form 10-K/A
period 2013-12-31
PAR PETROLEUM CORP/CO
filed 2014-05-30
CIK 821483

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

Documents Incorporated By Reference

None.

PAR PETROLEUM CORPORATION FORM 10-K/A

EXPLANATORY NOTE

Par Petroleum Corporation (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014, and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2014 (collectively, the “Original Form 10-K”), to correct an $8.6 million understatement of its cost of revenues and net loss ($0.44 per common share) for the year ended December 31, 2013 due to miscalculating its crude inventory volumes on hand as of December 31, 2013. See the Introductory Note to the accompanying consolidated financial statements beginning on page F-9 for additional information.

As a result of the miscalculation and resulting understatement, the Company’s management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013. As a result of that assessment, management identified additional control deficiencies that constituted an additional material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. For a description of the material weaknesses identified by management and management’s plan to remediate the material weaknesses, see “Item 9A - Controls and Procedures.”

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the following items of the Original Form 10-K are hereby amended and restated in their entirety:

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

Item 9A.	Controls and Procedures

Item 15.	Exhibits, Financial Statement Schedules

This Amendment No. 2 does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amendment No. 2; the certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in the Explanatory Note to this Amendment No. 2 and in the Introductory Note to our consolidated financial statements, we have restated our consolidated financial statements for the year ended December 31, 2013 for a miscalculation of our crude inventory volumes on hand as of December 31, 2013. We determine our inventory and our obligations under supply and exchange agreements based on physical inventory observations each reporting period. During May 2014, we determined that we did not appropriately consider an adjustment to the measurements taken during the physical inventory observation that occurred on December 31, 2013. Management’s discussion and analysis of financial condition and results of operations have been revised to reflect the effects of the restatement.

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

Our refining, distribution and marketing segment owns and operates a refinery rated at 94,000 barrels per day of throughput capacity in Kapolei, Hawaii, 2.4 million barrels of crude oil and feedstock storage and 2.5 million barrels of refined product storage. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery logistics assets include five refined products terminals, 27 miles of pipelines, a single point mooring and other associated logistics assets. In addition, we distribute our products through 31 retail outlets located across the islands of Oahu, Maui and Hawaii. Results of operations in our refinery segment depend on favorable “crack spreads”, or the difference between the price we pay for crude oil, sourced internationally, and the prices we receive for our refined products, which are primarily determined by the local Hawaii market.

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

Due to significant acquisitions in December 2012 and September 2013 and our emergence from bankruptcy in August 2012, our consolidated results of operations for any period after December 31, 2013 will not be comparable to any prior period. We will continue to recognize our proportional share of the earnings or losses of Piceance Energy, which will be driven by drilling results and market prices. We will also continue to reflect results of operations of our commodity marketing and logistics segment, which will be dependent primarily on marketing and transportation revenues and will be driven by price differentials along the crude oil supply chain. However, we anticipate our future results of operations, capital and liquidity positions and the overall success of our business will depend, in large part, on the results of our refinery segment. Crack spreads will be the primary driver of the refinery’s results of operations and therefore, of our own profitability.

2013 Results

Results of operations for the periods discussed in “- Results of Operations” are presented in the table below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1, 2012 through August 31, 2012
Refining, distribution and marketing revenues	$778,126	$—	$—
Commodity marketing and logistics	100,149	—	—
Oil and gas sales	7,739	2,144	23,079

Total revenues	886,014	2,144	23,079

Cost of revenues	857,476	—	—
Operating expense, excluding depreciation, depletion, and amortization expense shown separately below	27,251	—	—
Lease operating expense	5,627	1,684	9,038
Transportation expense	—	—	6,963
Production taxes	49	4	979
Exploration expense	—	—	2
Dry hole costs and impairments	—	—	151,347
Depreciation, depletion, amortization and accretion	5,982	401	16,041
Trust litigation and settlements	6,206	—	—
General and administrative expense	21,494	4,520	9,386
Acquisition and integration costs	9,794	556	—

Total operating expenses	933,879	7,165	193,756

Operating loss	(47,865)	(5,021)	(170,677)

Loss from unconsolidated affiliates	(2,941)	(1,325)	(20)
Interest expense and financing costs, net	(19,471)	(1,056)	(6,852)
Other income	808	86	516
Change in value of common stock warrants	(10,114)	(4,280)	—
Gain on derivative instruments, net	410	—	—
Income tax benefit	—	2,757	—

Loss from continuing operations	(79,173)	(8,839)	(177,033)
Reorganization items:
Professional fees and administrative costs	—	—	22,354
Changes in asset fair values due to fresh start accounting adjustments	—	—	14,765
Gain on settlement of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,571)

Net loss	$(79,173)	$(8,839)	$(45,437)

Contributors to 2013 Results

Results of operations for the quarter and year ended December 31, 2013 reflect the acquisition, integration and operation of HIE which we acquired on September 25, 2013. Our gross margin was impacted by our out of cycle feedstock purchases during the refinery start up, exacerbated by tensions in Libya and Syria. The majority of the feedstocks consumed during the fourth quarter were procured during the refinery start up in order to restock the supply chain before the closing of the acquisition. Market crack spreads (or the margin between the price paid for crude oil and the price received for refined products) declined in the fourth quarter of 2013 compared to the fourth quarter of 2012 and the third quarter of 2013. We believe our refinery’s economics reflect components of both Singapore and West Coast refineries. Average crack spreads for the Singapore and San Francisco markets declined $1.07 and $4.17 per barrel, respectively, for the fourth quarter of 2013 from the fourth quarter of 2012, in each case using a Brent 4:1:2:1 index (or one part gasoline, two parts distillate and one part fuel oil). In addition, since the acquisition, we have relied heavily on third party service providers as well as a transition services agreement with the former owner as we build internal infrastructure, contributing to elevated general and administrative expenses.

We believe that our efforts to rationalize the sourcing of our crude oil should improve our margins and that reducing our dependence on third party service providers as well as the transition services agreement should lower relative general and administrative expenses.

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

Net Loss. Net loss was approximately $79.2 million, or a loss of $4.01 per basic and diluted common share, for the year ended December 31, 2013, compared to a net loss of approximately $8.8 million, or a loss of $0.56 per basic and diluted common share, for the four months ended December 31, 2012 and a net loss of approximately $45.4 million, or a loss of $1.57 per basic and diluted common share, for the eight months ended August 31, 2012.

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

Cost of Revenues. For the year ended December 31, 2013, our cost of revenues was approximately $857.5 million consisting of refining distribution costs totaling approximately $773.6 million and commodity marketing and logistics costs of approximately $83.9 million. There were no such expenses in the periods prior to December 31, 2012 due to HIE and Texadian being acquired effective September 25, 2013 and December 31, 2012, respectively.

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

Texadian Uncommitted Credit Agreement

On June 12, 2013, Texadian and its wholly-owned subsidiary Texadian Canada entered into an uncommitted credit agreement (the “Uncommitted Credit Agreement”) that provides for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50 million. Loans and letters of credit issued under the Uncommitted Credit Agreement are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero. As of December 31, 2013, Texadian was in compliance with these covenants. There was $41.6 million outstanding in letters of credit as of December 31, 2013.

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

Net cash used in operating activities was approximately $35.7 million for the year ended December 31, 2013 which resulted from a net loss of approximately $79.2 million offset by non-cash charges to operations of approximately $37.1 million and working capital changes of approximately $6.4 million. Net cash used in operating activities for the four months ended December 31, 2012 and eight months ended August 31, 2012 was approximately $4.6 million and $20.3 million, respectively. The operations of the 2012 and 2013 periods are not comparable due to the contribution of the majority of our natural gas and oil assets to Piceance Energy and the application of fresh - start accounting effective August 31, 2012, our acquisition of Texadian on December 31, 2012 and our acquisition of HIE on September 25, 2013.

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

Net cash provided by financing activities for the year ended December 31, 2013 of approximately $632.1 million resulting from advances from our supply and exchange agreements totaling approximately $378.2 million, the sale of common stock totaling approximately $199.2 million, additional borrowings under our debt agreements of approximately $159.8 million and the release of approximately $19 million from restricted cash held to secure letters of credit partially offset by repayment of borrowings of approximately $121.9 million and payment of loan issue costs of approximately $2.3 million. For the four months ended December 31, 2012, net cash provided by financing activities totaled $23.6 million and was primarily related to borrowing of $35.0 million under our Tranche B Loan, the release of $5.2 million of restricted cash by the Recovery Trusts, as discussed under “ - Commitments and Contingencies” below, an additional $2.4 million generated by recoveries from the Wapiti Trust, offset by a required deposit of $19 million to support letters of credit. Net cash used in financing activities was approximately $60.3 million in the eight months ended August 31, 2012. During the eight months ended August 31, 2012, we borrowed (i) approximately $13 million under our Loan Agreement on the Emergence Date, and (ii) approximately $10 million, and then repaid approximately $59.5 million under the senior secured debt-in-possession credit facility entered into by the Predecessor and reserved an additional $21.8 million in order to extinguish liabilities relating to the bankruptcy and funded the Wapiti and General Recovery Trusts with $2.0 million.

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

Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the Refinery. Additionally, Barclays holds title to a majority of our refined product inventory in our tanks at the Refinery. We hold title to the inventory during the refining process. Barclays sells the crude oil as it is discharged out of the Refinery’s tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third party sales of refined product. We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.

As described in Note 2 - Summary of Significant Accounting Policies, we record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties.

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

The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. At December 31, 2013, we have reserved approximately $3.8 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end (see Note 13 - Commitments and Contingencies to our audited consolidated financial statements).

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of our audited consolidated financial statements included herein. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to fresh start accounting adjustments, natural gas and oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Annual Report on Form 10-K (“Original Form 10-K”), as of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15 (e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, based on a material weakness in internal control over financial reporting, that these disclosure controls and procedures were not effective as of December 31, 2013. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Subsequent to the filing of the Original Form 10-K and in connection with the restatement discussed elsewhere in this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”), management identified an additional material weakness in the Company’s internal control over financial reporting, as described in Management’s Report on Internal Control Over Financial Reporting below. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, each of the Company’s Chief Executive Officer and Chief Financial Officer has concluded, based on his knowledge, that the consolidated financial statements included in this Amendment No. 2 fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting (as revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, in connection with the Original Form 10-K, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (the “COSO Framework”). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Prior to December 31, 2011, we filed for voluntary bankruptcy and during the duration of the proceedings, our ability to maintain effective internal control over financial reporting was weakened due to a high amount of turnover to our accounting staff. As of August 31, 2012, we emerged from bankruptcy and replaced the operations and financial reporting functions with a new accounting group. In December 2012 and September 2013, we completed acquisitions which significantly increased the size of the Company and its resource requirements. Due to our rapid growth there has been a heavy reliance on external service providers and contractors, particularly in the accounting department.

        During the fourth quarter of 2013, management performed a comprehensive assessment of the design and operating effectiveness of internal control over financial reporting. In performing its assessment, management considered the number of late adjustments and corrections to the consolidated financial statements. As a result of this assessment, management concluded that the Company had a material weakness because it did not have sufficient qualified accounting personnel to prevent our financial statements and related disclosures from being materially misstated. As a result of this assessment and based on the criteria in the COSO Framework, management concluded, based upon the material weakness described above, that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

In connection with the restatement discussed elsewhere in this Amendment No. 2, management reevaluated the effectiveness of its internal control over financial reporting. Based on this reevaluation, management concluded that the Company had an additional material weakness because it did not have appropriate controls in place to ensure inventory measurements were calculated correctly. Based upon this additional material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

As a result of the initial material weakness described above, management determined that the Company needed to hire additional finance and accounting personnel to ensure it had adequate resources to perform the accounting functions and, to the extent external service providers and contractors continue to be used, adequately supervise those resources to prevent the financial statements and related disclosures from being materially misstated. We hired a new Chief Financial Officer in December 2013, and hired a Corporate Controller and additional accounting staff in early 2014 to enhance controls and procedures in the accounting function. Additionally, as a result of the additional material weakness described above and in connection with the restatement discussed elsewhere in this Amendment No. 2, management has established inventory reporting guidelines and policies to ensure inventory quantities will be reported on a consistent basis. The internal control gap remediation to be performed by management is ongoing and was not completed as of the filing of this Amendment No. 2.

No Attestation Report of the Registered Public Accounting Firm

This Amendment No. 2 does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Act. We qualify for the Dodd-Frank Act exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

(2) Financial Statement Schedules. None.

(3) Exhibits.

INDEX TO EXHIBITS

2.1	Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.***

2.2	Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the company. Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed on June 8, 2012.***

2.3	Purchase and Sale Agreement dated as of December 31, 2012, by and among the company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.***

2.4	Membership Interest Purchase Agreement dated as at June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 2.4 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.***

3.1	Amended and Restated Certificate of Incorporation of the company. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

3.2	Certificate of Amendment to the Certificate of Incorporation of the company dated effective September 25, 2013. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 27, 2013.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the company dated January 23, 2014. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

3.4	Amended and Restated Bylaws of the company. Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.1	Form of the company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement effective as of August 31, 2012, by and among the company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.3	Registration Rights Agreement effective as of August 31, 2012, by and among the company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.4	Warrant Issuance Agreement dated as of August 31, 2012, by and among the company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC. Incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.6	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 filed on December 21, 2012.*

10.1	Delayed Draw Term Loan Credit Agreement dated as of August 31, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.2	First Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of September 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.3	Waiver and Second Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of November 29, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.4	Third Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of December 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.5	Fourth Amendment to Delayed Draw Term Loan Credit Agreement dated as of April 19, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on April 22, 2013.

10.6	Fifth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 4, 2013, by and among the company, the Guarantors party thereto, the lenders party thereto and Jeffries Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.

10.7	Sixth Amendment to Delayed Draw Term Loan Agreement dated as of June 12, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.2 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.8	Seventh Amendment to Delayed Draw Term Loan Agreement dated as of June 17, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.3 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.9	Eighth Amendment to Delayed Draw Term Loan Agreement dated as of June 14, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on June 24, 2013.

10.10	Ninth Amendment to Delayed Draw Term Loan Agreement dated as of August 1, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.10 to the company’s Registration Statement on Form S-1 filed on November 22, 2013.

10.11	Tenth Amendment to Delayed Draw Term Loan Agreement dated as of September 25, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.8 to the company’s Current Report on Form 8-K filed on September 27, 2014.

10.12	Eleventh Amendment to Delayed Draw Term Loan Agreement dated as of January 23, 2014, by and among the company, the Guarantors party thereto, ZCOF Par Petroleum Holdings, L.L.C. and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

10.13	Amended and Restated Limited Liability company Agreement for Piceance Energy, LLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.14	Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.15	First Amendment to Credit Agreement dated August 31, 2012, by and among Piceance Energy, LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.16	Wapiti Recovery Trust Agreement dated August 27, 2012, by and among the company, DPCA LLC, Delta Exploration company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited Partnership, Amber Resources company of Colorado, Castle Exploration company, Inc. and John T. Young. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.17	Delta Petroleum General Recovery Trust Agreement dated August 27, 2012, by and among the company, DPCA LLC, Delta Exploration company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited. Partnership, Amber Resources company of Colorado, Castle Exploration company, Inc. and John T. Young. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.18	Pledge Agreement dated August 31, 2012, by Par Piceance Energy Equity LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Intercreditor Agreement dated August 31, 2012, by and among JP Morgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), Jefferies Finance LLC, as administrative agent for the Second Priority Secured Parties (as defined therein), the company and Par Piceance Energy Equity LLC. Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.20	Pledge and Security Agreement, dated August 31, 2012, by the company and certain of its subsidiaries in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.21	Letter of Credit Facility Agreement dated as of December 27, 2012, by and between the company and Compass Bank. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.22	Form of Indemnification Agreement between the company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.*

10.23	Uncommitted Credit Agreement dated as of June 12, 2013, by and among Texadian Energy, Inc., Texadian Energy Canada Limited and BNP Paribas. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in June 17, 2013.

10.24	Common Stock Purchase Agreement dated effective as of September 10, 2013, by and among the company and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in September 13, 2013.

10.25	Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Whitebox Advisors, LLC and the company. Incorporated by reference to Exhibit 10.18 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.26	Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the company. Incorporated by reference to Exhibit 10.17 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.27	Framework Agreement dated as of September 25, 2013, by and among Hawaii Pacific Energy, LLC, Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 80K filed on September 27, 2013.

10.28	Storage and Services Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.29	Agency and Advisory Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.30	Inventory First Lien Security Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.31	First Lien Mortgage dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.32	Intercreditor Agreement dated as of September 25, 2013, by and among Barclays Bank PLC, Wells Fargo Bank, N.A, as inventory collateral agent, Deutsche Bank AG New York Branch, as ABL loan collateral agent and as administrative agent pursuant to the ABL Credit Agreement, Hawaii Pacific Energy, LLC, and Tesoro Hawaii, LLC. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.33	Membership Interests First Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.34	ABL Credit Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and other borrowers party thereto, Hawaii Pacific Energy, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and ABL loan collateral agent. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.35	ABL Loan Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Wells Fargo Bank, National Association, as inventory collateral agent. Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.36	ABL Loan First Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.37	Second Lien Mortgage dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.38	Membership Interests Second Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.39	Inventory Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.40	Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.41	Credit Agreement dated as of November 14, 2013, by and among the company, the Lenders party thereto and Bank of Hawaii, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 19, 2013.

14.1	Par Petroleum Corporation Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective October 15, 2012. Incorporated by reference to Exhibit 14.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

23.1	Consent of Deloitte & Touche LLP**

23.2	Consent of EKS&H LLLP**

23.3	Consent of KPMG LLP**

23.4	Consent of Netherland, Sewell & Associates, Inc.**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2013. Incorporated by reference to Exhibit 99.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

99.2	Agreement of Settlement and Release dated September 19, 2012, by and between The Wapiti Recovery Trust and Wapiti Oil & Gas, L.L.C. Incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on September 25, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Documents.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contracts and compensatory plans.
**	Filed herewith.
***	Schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Petroleum Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of Par Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Piceance Energy, LLC, an equity method investee of the Company. The Company’s investment in Piceance Energy, LLC constitutes 13% of consolidated total assets as of December 31, 2013, and the Company’s interest in the net loss of Piceance Energy, LLC constitutes 4% of consolidated net loss for the year ended December 31, 2013. The financial statements of Piceance Energy, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Piceance Energy, LLC, is based solely on the report of the other auditors.

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

As discussed in the Introductory Note to the consolidated financial statements, the accompanying 2013 consolidated financial statements have been restated to correct a misstatement.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 31, 2014 (May 30, 2014 as to the effects of the restatement discussed in the Introductory Note)

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

/s/ KPMG LLP

KPMG LLP

Denver, Colorado

March 27, 2013

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2013	December 31, 2012
	(Restated - See Introductory Note)
ASSETS
Current assets
Cash and cash equivalents	$38,061	$6,185
Restricted cash	802	23,970
Trade accounts receivable	117,493	17,730
Inventories	380,623	10,466
Prepaid and other current assets	7,522	1,575

Total current assets	544,501	59,926
Property and equipment
Property, plant and equipment	107,623	1,415
Proved oil and gas properties, at cost, successful efforts method of accounting	4,949	4,804

Total property and equipment	112,572	6,219
Less accumulated depreciation, depletion and amortization	(3,968)	(373)

Property and equipment, net	108,604	5,846

Long-term assets
Investments in unconsolidated affiliate	101,796	104,434
Intangible assets, net	11,170	8,809
Goodwill	20,603	7,756
Assets held for sale	—	2,800
Other long-term assets	26,539	11

Total assets	$813,213	$189,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,250	$35,000
Obligations under supply and exchange agreements	385,519	—
Accounts payable	28,870	25,329
Other accrued liabilities	31,956	981
Accrued settlement claims	3,793	8,667

Total current liabilities	453,388	69,977
Long-term liabilities
Long-term debt	94,030	7,391
Derivative liabilities	17,336	10,945
Long-term capital lease obligations	1,526	—
Deferred tax liability	216	—
Contingent consideration liability	11,980	—
Other liabilities	6,473	512

Total liabilities	584,949	88,825

Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares and 300,000,000 shares authorized at December 31, 2013 and 2012, respectively, 30,151,000 shares and 15,008,092 shares issued at December 31, 2013 and 2012, respectively	301	150
Additional paid-in capital	315,975	109,446
Accumulated deficit	(88,012)	(8,839)

Total stockholders’ equity	228,264	100,757

Total liabilities and stockholders’ equity	$813,213	$189,582

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1, 2012 through August 31, 2012
	(Restated - See Introductory Note)
Revenues
Refining, distribution and marketing revenues	$778,126	$—	$—
Commodity marketing and logistics revenues	100,149	—	—
Oil and gas sales	7,739	2,144	23,079

Total operating revenues	886,014	2,144	23,079

Operating expenses
Cost of revenues	857,476	—	—
Operating expense, excluding depreciation, depletion and amortization expense shown separately below	27,251	—	—
Lease operating expense	5,627	1,684	9,038
Transportation expense	—	—	6,963
Production taxes	49	4	979
Exploration expense	—	—	2
Dry hole costs and impairments	—	—	151,347
Depreciation, depletion and amortization	5,982	401	16,041
Trust litigation and settlements	6,206	—	—
General and administrative expense	21,494	4,520	9,386
Acquisition and integration costs	9,794	556	—

Total operating expenses	933,879	7,165	193,756

Operating loss	(47,865)	(5,021)	(170,677)

Other income and (expense):
Interest expense and financing costs, net	(19,471)	(1,056)	(6,852)
Other income	808	86	516
Change in value of common stock warrants	(10,114)	(4,280)
Gain on derivative instruments, net	410	—	—
Loss from unconsolidated affiliates	(2,941)	(1,325)	(20)

Total other expense	(31,308)	(6,575)	(6,356)

Loss before income taxes and reorganization items	(79,173)	(11,596)	(177,033)
Income tax benefit	—	(2,757)	—

Loss before reorganization items	(79,173)	(8,839)	(177,033)
Reorganization items
Professional fees and administrative costs	—	—	22,354
Changes in asset fair values due to fresh start accounting adjustments	—	—	14,765
Gain on settlement of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,571)

Net loss	$(79,173)	$(8,839)	$(45,437)

Basic loss per common share	$(4.01)	$(0.56)	$(1.57)

Diluted loss per common share	$(4.01)	$(0.56)	$(1.57)

Weighted average number of shares outstanding:
Basic	19,740	15,734	28,841

Diluted	19,740	15,734	28,841

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		paid-in	Accumulated	Total
	Shares	Amount	capital	Deficit	Equity
Balance, January 1, 2012 (Predecessor)	28,841	$288	$1,641,390	$(1,591,453)	$50,225
Net loss	—	—	—	(45,437)	(45,437)
Forfeitures	(58)	—	—	—	—
Stock-based compensation	—	—	1,895	—	1,895

Balance, August 31, 2012 (Predecessor)	28,783	288	1,643,285	(1,636,890)	6,683
Cancellation of predecessor common stock	(28,783)	(288)	288	—	—
Elimination of predecessor accumulated deficit	—	—	(1,636,890)	1,636,890	—
Issuance of common stock and fresh start accounting upon emergence from Chapter 11	14,766	148	102,731	—	102,879

Balance, August 31, 2012 (Successor)	14,766	148	109,414	—	109,562
Stock issued to settle bankruptcy claims	20	—	—	—	—
Stock-based compensation	222	2	32	—	34
Net loss	—	—	—	(8,839)	(8,839)

Balance, December 31, 2012 (Successor)	15,008	150	109,446	(8,839)	100,757
Stock issued in a private transaction, net of offering cost of $830	14,388	144	199,026	—	199,170
Stock issued to settle bankruptcy claims	209	2	2,603	—	2,605
Stock issued through exercise of warrants	184	2	3,739	—	3,741
Stock-based compensation	362	3	1,161	—	1,164
Net loss (Restated - See Introductory Note)	—	—	—	(79,173)	(79,173)

Balance, December 31, 2013 (Successor) (Restated - See Introductory Note)	30,151	$301	$315,975	$(88,012)	$228,264

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1 through August 31, 2012
	(Restated - See Introductory Note)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,173)	$(8,839)	$(45,437)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	5,982	401	16,041
Non cash interest expense	16,742	1,056	2,989
Change in asset values due to fresh - start accounting adjustments	—	—	14,765
Gain on extinguishment of senior debt	—	—	(166,144)
Gain on settlement of liabilities	—	—	(2,188)
(Gain) loss on property sales	(50)	(82)	126
Dry hole costs and impairments	—	—	151,347
Stock-based compensation	1,161	34	1,895
Change in value of common stock warrants	10,114	4,280	—
Loss from unconsolidated affiliates	2,941	1,325	20
Deferred income tax expense (benefit)	179	(2,757)	—
Other	—	—	(699)
Net changes in operating assets and liabilities:
Trade accounts receivable	(40,278)	(2,234)	3,472
Prepaids and other current assets	(2,569)	(538)	(1,378)
Inventories	48,593	—	—
Accounts payable	15,829	2,718	(4,187)
Supply and exchange agreements	(18,381)	—	—
Settlement liability	1,898	—	—
Accrued reorganization costs	—	—	9,116
Other accrued liabilities	1,335	—	—

Net cash used in operating activities	(35,677)	(4,636)	(20,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,768)	—	(1,613)
Acquisitions, net of cash acquired	(559,279)	(17,439)	—
Proceeds from asset sales	2,850	—	74,209
Proceeds from sale of other fixed assets	—	39	26
Capitalized drilling costs paid to operator	(303)	(415)	—
Proceeds from sale of unconsolidated affiliates	—	125	—

Net cash (used in) provided by investing activities	(564,500)	(17,690)	72,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of purchase of HIE from supply and exchange agreements	378,238	—	—
Proceeds from sale of common stock, net of offering costs	199,170	—	—
Proceeds from exercise of common stock warrants	18	—	—
Proceeds from borrowings	159,800	35,000	23,000
Repayments of borrowings	(121,909)	—	(59,535)
Payment of deferred loan costs	(2,264)	—	—
Fund distribution agent account	—	—	(21,805)
Proceeds from (funding of) Wapiti and General Recovery Trusts	—	2,446	(2,000)
Recoveries from bankruptcy settlements	—	5,183	—
Restricted cash released from (held to) secure letter of credits	19,000	(19,000)	—

Net cash provided by (used in) financing activities	632,053	23,629	(60,340)

Net increase (decrease) in cash and cash equivalents	31,876	1,303	(7,980)
Cash at beginning of period	6,185	4,882	12,862

Cash at end of period	$38,061	$6,185	$4,882

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and financing costs	$2,186	$—	$3,745

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued used to settle bankruptcy claims	$2,605	$—	$—
Interest payable capitalized to principal balance	$6,096	$—	$—
Non-cash additions to property, plant and equipment	$—	$209	$—

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Introductory Note

These consolidated financial statements reflect the restatement of our previously issued financial statements included in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the period ended December 31, 2013. The restatement relates to an $8.6 million understatement of cost of revenues and net loss ($0.44 per common share). The restatement had no impact on net cash flow used in operations.

We determine our inventory balance and our obligations under supply and exchange agreements based on physical inventory observations each reporting period. During May 2014, we determined that we did not appropriately consider an adjustment to the measurements taken during the physical inventory observation that occurred on December 31, 2013. This overstatement of inventory volumes also impacted our monthly settlement under our supply and exchange agreements, resulting in a decrease to our trade receivables. The increase in net loss had no impact on income tax expense due to the valuation allowance on our deferred tax assets.

The table below summarizes the effects of the error on our consolidated financial statements (in thousands):

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Trade accounts receivable	$122,913	$(5,420)	$117,493
Inventories	389,075	(8,452)	380,623
Total current assets	558,373	(13,872)	544,501
Total assets	827,085	(13,872)	813,213
Obligations under supply and exchange agreements	390,839	(5,320)	385,519
Total current liabilities	458,708	(5,320)	453,388
Total liabilities	590,269	(5,320)	584,949
Accumulated deficit	(79,460)	(8,552)	(88,012)
Total stockholders’ equity	236,816	(8,552)	228,264
Total liabilities and stockholders’ equity	$827,085	$(13,872)	$813,213

Consolidated Statement of Operations
Cost of revenues	$848,924	$8,552	$857,476
Total operating expenses	925,327	8,552	933,879
Operating loss	(39,313)	(8,552)	(47,865)
Loss before income taxes and reorganization items	(70,621)	(8,552)	(79,173)
Loss before reorganization items	(70,621)	(8,552)	(79,173)
Net loss	$(70,621)	$(8,552)	$(79,173)
Basic loss per common share	$(3.57)	$(0.44)	$(4.01)
Diluted loss per common share	$(3.57)	$(0.44)	$(4.01)

Consolidated Statement of Cash Flows
Net loss	$(70,621)	$(8,552)	$(79,173)
Net changes in operating assets and liabilities:
Trade accounts receivable	(45,698)	5,420	(40,278)
Inventories	40,141	8,452	48,593
Supply and exchange agreements	$(13,061)	$(5,320)	$(18,381)

Please note that these financial statements and the notes thereto do not reflect events occurring after March 31, 2014 (the date of the original Form 10-K). For a description of these events, please read our Exchange Act reports filed since March 31, 2014, including our Current Reports on Form 8-K and any amendments thereto.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Our wholly-owned subsidiaries include Hawaii Pacific Energy, LLC (“Hawaii Pacific Energy”) which acquired all of the outstanding membership interests of HIE on September 25, 2013 (see Note 4 - Acquisitions and Dispositions), Par Piceance Energy, LLC, which owns our investment in Piceance Energy (see Note 3 - Investment in Piceance Energy) and Texadian, which we acquired on December 31, 2012 (see Note 4 - Acquisitions and Dispositions). Certain amounts from prior periods have been reclassified to conform to the current presentation.

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

Our fresh-start adjustments consisted primarily of (i) estimates of the fair value of our minority interest in Piceance Energy and (ii) of the fair value of our remaining existing fixed assets and liabilities. A description of the adjustments and amounts is provided in Note 19 - Reorganization under Chapter 11, Fresh-Start Reporting and the Effects of the Plan.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

HIE acquires substantially all of its crude oil from Barclays Bank PLC (“Barclays”) under supply and exchange agreements as described in Note 9 - Supply and Exchange Agreements. The crude oil remains in the legal title of Barclays and is stored in HIE’s storage tanks governed by a storage agreement. Legal title to the crude oil passes to HIE at the tank outlet. After processing, Barclays takes title to the refined products when the refined products enter the tanks which are then stored in HIE’s storage tanks until sold to HIE’s retail locations or to third parties. We record the inventory owned by Barclays on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Note 4 - Acquisitions and Dispositions

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Hawaii Pacific Energy acquired the Purchased Units for $75 million, paid in cash at the closing of the HIE Purchase Agreement, plus net working capital and inventories at closing and plus certain contingent earnout payments of up to $40 million. As a part of the purchase price, we also funded approximately $24.3 million of start-up expenses and for a major overhaul of a co-generation turbine used at the refinery prior to closing. The earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of HIE in excess of $165 million during such calendar years, with an annual cap of $20 million. In the event that the Refinery ceases operations or in the event Hawaii Pacific Energy disposes of any facility used in the acquired business, Hawaii Pacific Energy’s obligation to make earnout payments could be modified and/or accelerated as provided in the HIE Purchase Agreement. The purchase price was paid with a portion of the net proceeds from the sale of the shares of our common stock in a private transaction (see Note 14 - Stockholders’ Equity), amounts received pursuant to the Supply and Exchange Agreements (see Note 9 - Supply and Exchange Agreements) and the ABL Facility (see Note 10 - Debt).

We accounted for the acquisition of HIE as a business combination whereby the purchase price has been preliminary allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with HIE’s, and utilization of our net

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

	2013	2012
(in millions)
Revenues	$2,986.8	$3,811.1
Net loss	$(122.0)	$(12.0)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

Assets Held for Sale

As of December 31, 2012, we classified certain compressors as held for sale, which were recorded at the lower of cost or estimated net realizable value. On February 20, 2013, these compressors were sold for approximately $2.9 million resulting in a gain of $50 thousand.

Note 5 - Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$39,800	$—
Buildings and equipment	65,878	—
Other	1,945	1,415

Property, plant and equipment	107,623	1,415
Proved oil and gas properties	4,949	4,804
Less: accumulated depreciation, depletion and amortization	(3,968)	(373)

	$108,604	$5,846

Note 6 - Asset Retirement Obligations

The following is a reconciliation of our AROs (in thousands):

	Successor		Predecessor
		September 1	January 1
	Year Ended	through	through
	December 31, 2013	December 31, 2012	August 31, 2012
Asset retirement obligation - beginning of period	$512	$476	$3,799
Obligation acquired	2,601	—	—
Accretion expense	59	36	178
Change in estimate	—	—	437
Settlement upon transfer to Piceance Energy	—	—	(3,938)

Asset retirement obligation - end of period	$3,172	$512	$476

As the result of the contribution of assets to Piceance Energy during the reorganization, approximately $3.9 million of our AROs was deemed settled as of the Emergence Date.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

Note 7 - Inventories

The following is a summary of our inventory (in thousands):

	December 31, 2013			December 31, 2012
	Titled Inventory	Supply and Exchange Agreements	Total	Titled Inventory

Crude oil and feedstocks	$—	$137,706	$137,706	$10,466
Refined products and blend stock	67,532	161,554	229,086	—
Spare parts, materials and supplies, and merchandise	13,831	—	13,831	—

	$81,363	$299,260	$380,623	$10,466

Note 8 - Intangible assets

Our intangible assets consist of the following (in thousands):

	December 31,
	2013	2012
Amortized intangible assets:
Gross carrying amount:
Supplier relationships	$3,360	$3,360
Rail car leases	3,249	3,249
Historical shipper status	2,200	2,200
Trade names and trademarks	4,689	—

Subtotal	13,498	8,809
Accumulated amortization
Supplier relationships	(258)	—
Rail car leases	(650)	—
Historical shipper status	(1,100)	—
Trade name and trademarks	(320)	—

Subtotal	(2,328)	—
Net:
Supplier relationships	3,102	3,360
Rail car leases	2,599	3,249
Historical shipper status	1,100	2,200
Trade name and trademarks	4,369	—

Total amortized intangible assets, net	$11,170	$8,809

Amortization expense was approximately $2.3 million for the year ended December 31, 2013. There was no amortization expense during 2012. Expected future amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount

2014	$3,571
2015	2,471
2016	2,151
2017	908
2018	258
Thereafter	1,811

$11,170

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

During the year ended December 31, 2013 the changes in the carrying amount of goodwill for the year ended December 31, 2013 were as follows (in thousands):

Balance at beginning of period	$7,756
Additions	13,613
Texadian purchase price adjustments	(766)

Balance at end of period	$20,603

Note 9 - Supply and Exchange Agreements

HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. We entered into the Supply and Exchange Agreements for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery.

Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the refinery. Additionally, Barclays holds title to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside of our refinery. We hold title to the inventory during the refining process. Barclays sells the crude oil as it is discharged out of the refinery’s tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third party sales of refined product. We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.

As described in Note 2 - Summary of Significant Accounting Policies, we record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory. In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined products inventory volumes at period-end in excess of the Block Volume, we record a liability for the Block Volume valued at the per barrel carrying value of the refined product inventory owned by Barclays. From time to time, we may sell refined product inventory that causes our refined product inventory to be less than the Block Volume. To the extent of this shortfall, we record a liability for the volumes that we would need to purchase at current market prices in order to meet the Block Volume requirement. The liability related to the Supply and Exchange Agreements is included in obligations under supply and exchange agreements on our consolidated balance sheet.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

Note 10 - Debt

Our debt is as follows (in thousands):

	December 31,
	2013	2012
Tranche B Loan	$19,480	$35,000
Delayed Draw Term Loan Agreement	—	13,465
ABL Facility	51,800	—
Retail Credit Agreement	26,000	—
Less: unamortized debt discount - warrants	—	(6,014)
Less: unamortized debt discount - embedded derivative	—	(60)

Total debt, net of unamortized debt discount	97,280	42,391
Less: current maturities	(3,250)	(35,000)

Long-term debt, net of current maturities and unamortized discount	$94,030	$7,391

Annual maturities of our long-term debt are due during the following years (in thousands):

Year	Amount Due

2014	$3,250
2015	2,600
2016	22,080
2017	54,400
2018	2,600
Thereafter	12,350

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

On September 25, 2013 and in connection with the acquisition of HIE, we entered into a Tenth Amendment to the Loan Agreement pursuant to which the Lenders (i) consented to the consummation of the transactions contemplated by the HIE Purchase Agreement and the use of a portion of the proceeds from the Private Placement to fund a portion of the consideration for the acquisition of HIE and for certain other purposes, (ii) provided certain other consents in connection with the transactions contemplated by the HIE Purchase Agreement, (iii) increased the interest rate applicable to certain of the loans, and (iv) amended certain provisions of the Loan Agreement and the other loan documents in connection with the consummation of the transactions contemplated by the HIE Purchase Agreement and the Private Placement (see Note 14 - Stockholder’s Equity).

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

The Revolver Applicable Margin and the Unused Fee, for each quarter is determined, on the last date of the immediately preceding fiscal quarter:

Level	Leverage Ratio	Unused Fee	Revolver Applicable Margin for LIBOR Loans	Revolver Applicable Margin for Base Rate Loans
1	<4.00x	.25%	1.75%	-.25%
2	4.00x-5.00x	.375%	2.00%	0%
3	>5.00x	.50%	2.25%	.25%

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Based on certain anti-dilution provisions in the Warrant Issuance Agreement, we have concluded that the Warrants are not indexed to our equity. Accordingly, on the Emergence Date we estimated the fair value of the Warrants on the date of grant to be approximately $6.6 million and recorded the estimated fair value of the Warrants as a derivative liability with the offset to debt discount. The debt discount was being amortized over the life of the Loan Agreement, using the effective interest method until repayment of the delayed draw term loan in November 2013. Subsequent changes in the fair value of the Warrants are reflected in earnings (see Note 11 - Fair Value Measurements).

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Level 1 -	Assets or liabilities for which the item is valued based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -	Assets or liabilities valued based on observable market data for similar instruments.

Level 3 -	Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fresh-Start Reporting - The fair value of the Successor was based on its estimated enterprise value post-bankruptcy using valuation techniques described in notes (a) through (e) below. The individual components consist of the estimated enterprise value of Piceance Energy and the sum of the estimated fair value of the assets we retained. The estimates of fair value of the net assets were reflected in the Successor’s consolidated balance sheet as of August 31, 2012.

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

Notes to Consolidated Financial Statements - (Continued)

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

Purchase Price Allocation of Texadian - The fair values of the assets acquired and liabilities assumed as a result of the Texadian acquisition were estimated as of the date of the acquisition using valuation techniques described in notes (a) through (f) described below.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

Purchase Price Allocation of HIE - The preliminary fair values of the assets acquired and liabilities assumed as a result of the HIE acquisition were estimated as of the date of the acquisition using valuation techniques described in notes (a) through (g) described below.

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

Assets and Liabilities Measure at Fair Value on a Recurring Basis

Common stock warrants - We estimate the fair value of our outstanding Warrants using a Monte Carlo Simulation analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include:

	December 31,
	2013	2012

Stock price	$22.30	$12.00
Initial exercise price	$0.1	$0.1
Term (years)	8.67	9.67
Risk-free rate	2.78%	1.68%
Expected volatility	52.9%	75.0%

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Derivative instruments - With the acquisition of Texadian, we assumed certain open positions consisting of non-exchange traded fixed price physical contracts. These contracts were not treated as normal purchase or normal sales contracts and changes in fair value were recorded in earnings. In addition, we had certain exchange traded oil contracts that settled during the period and had no open positions as of December 31, 2013. The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers. As of December 31, 2013, we had no open positions relating to these non-exchange traded fixed price physical contracts for which we have not elected the normal purchase or normal sale exception.

Contingent consideration liability - As described in Note 4, the purchase price for our acquisition of HIE may be increased pursuant to an earn out provision. The initial value of the contingent consideration was estimated to be approximately $12.0 million. The liability is re-measured at the end of each reporting period using the valuation technique as described above. We do not believe that there has been a material change in the liability from September 25, 2013 through December 31, 2013.

Financial Statement Impact

Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and their placement with our consolidated balance sheet consist of the following (in thousands):

	Location on Consolidated Balance Sheet	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Commodities - physical forward contracts	Prepaid and other current assets	$—	$(307)
Commodities - exchange traded futures	Prepaid and other current assets	—	542
Warrant derivatives	Derivative liabilities	(17,336)	(10,900)
Contingent consideration liability	Contingent consideration liability	(11,980)	—
Debt repayment derivative	Derivative liabilities	—	(45)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

The following table summarizes the pre-tax effect resulting from changes in fair value of derivative instruments charged directly to earnings (in thousands):

		December 31, 2013	September 1 through December 31, 2012
	Income Statement Classification	Gain (loss) recognized in income	Gain (loss) recognized in income

Derivatives not designated as hedges:
Warrants	Change in value of warrants	$(10,114)	$(4,280)
Debt repayment derivative	Interest expense and financing costs, net	45	—
Commodities - exchange traded futures	Gain on derivative instruments, net	104	—
Commodities - physical forward contracts	Gain on derivative instruments, net	306	—

Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 and their level within the fair value hierarchy is as follows (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Warrants derivative	$(17,336)	$—	$—	$(17,336)
Contingent consideration liability	(11,980)	—	—	(11,980)

	$(29,316)	$—	$—	$(29,316)

	December 31, 2012
	Fair Value	Level 1	Level 2	Level 3
Assets
Commodities - exchange traded futures	$542	$542	$—	$—

Liabilities
Warrants derivative	$(10,900)	$—	$—	$(10,900)
Debt prepayment derivative	(45)	—	—	(45)
Commodities - physical forward contracts	(307)	—	(307)	—

	$(11,252)	$—	$(307)	$(10,945)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

A rollforward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

Description	2013	2012

Balance, at beginning of period	$(10,945)	$(6,665)
Settlements	3,723	—
Acquired	(11,980)	—
Total unrealized losses included in earnings	(10,114)	(4,280)
Transfers	—	—

Balance, at end of period	$(29,316)	$(10,945)

The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013
	Carrying Value	Fair Value(1)
Tranche B	$19,480	$18,800
ABL Facility	51,800	51,800
HIE Retail Credit Agreement	26,000	26,000
Warrants	17,336	17,336
Contingent consideration liability	11,980	11,980

	December 31, 2012
	Carrying Value	Fair Value(1)
Long-term debt	$7,391	$10,900
Warrants	10,900	10,900
Debt repayment derivative	45	45

(1)	The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.

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

Note 12 - Defined Contribution Plans

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

	Emergence-Date August 31, 2012		From Emergence-Date through December 31, 2012
	Filed Claims		Settled Claims				Remaining Filed Claims
					Consideration
	Count	Amount	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	3	$22,364	—	$—	$—	—	3	$22,364
Former Employee Claims	32	16,380	13	3,685	230	20	19	12,695
Macquarie Capital (USA) Inc.	1	8,672	—	—	—	—	1	8,672
Swann and BuzzardCreek RoyaltyTrust	1	3,200	—	—	—	—	1	3,200
Other Various Claims*	75	23,114	12	2,915	29	—	63	20,199

Total	112	$73,730	25	$6,600	$259	20	87	$67,130

	For the Year Ended December 31, 2013
	Settled Claims				Remaining Filed Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	1	$—	$—	—	2	$22,364
Former Employee Claims	19	12,695	340	162	—	—
Macquarie Capital (USA) Inc.	1	8,672	2,500	—	—	—
Swann and Buzzard Creek Royalty Trust	1	3,200	2,000	—	—	—
Other Various Claims(1)	37	2,339	543	47	26	17,860

Total	59	$26,906	$5,383	209	28	$40,224

(1)	Includes reserve for contingent/unliquidated claims in the amount of $10 million.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Note 14 - Stockholders’ Equity

Pursuant to the Plan, on the Emergence Date, (i) all shares of our common stock outstanding prior to the Effective Date were cancelled, (ii) each holder of our 7% senior unsecured notes due 2015 and our 3 3⁄4% senior convertible notes due 2037 received, in exchange for its total claim (including principal and interest), its pro rata portion of 14,573,608 shares of our common stock, (iii) each holder of an allowed general unsecured claim received, in exchange for its total claim, its pro rata portion of 191,973 shares of our common stock, and (iii) the Lenders under the Loan Agreement received warrants to purchase up to an aggregate of 959,213 shares of our common stock (which number of shares may be increased to an aggregate of 1,220,000 shares of our common stock pursuant to the terms of the Warrant Issuance Agreement).

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

During 2014 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

Income tax expense (benefit) consisted of the following:

	Successor		Predecessor
	Year Ended December 31, 2013	Period from September 1 through December 31, 2012	Period from January 1 through August 31, 2012

Current:
U.S. - Federal	$—	$—	$—
U.S. - State	(179)	—	—
Deferred:
U.S. - Federal	(14)	(2,757)	—
U.S. - State	193	—	—

Total	$—	$(2,757)	$—

Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate of 35% to pretax income as a result of the following:

	Successor		Predecessor
	Year Ended December 31, 2013	Period from September 1 through December 31, 2012	Period from January 1 through August 31, 2012

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.1%	—	—
Change in valuation allowance	23.1%	(2.0)%	(33.0)
Professional fees related to bankruptcy reorganization	—	8.0%	17.0%
Revenue from Wapiti Trust settlement	—	5.0%	—
Cancellation of debt tax attribute reduction	—	—	51.0%
Permanent Items	3.7%
Provision to return adjustments	8.1%	—	—

Actual income tax rate	—%	(24.0)%	—%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss	$544,377	$450,195
Capital loss carry forwards	26,141	26,141
Property and equipment	34,683	23,045
Investment in Piceance Energy	32,138	45,172
Derivative instruments	—	1,498
Accrued bonuses	—	—
Trust liability	1,327	—
Other	1,183	1,506

Total deferred tax assets	639,849	547,557
Valuation allowance	(637,464)	(544,442)

Net deferred tax assets	$2,385	$3,115

Deferred tax liabilities:
Property and equipment	$5	$—
Texadian Energy intangibles	2,380	3,083
Prepaid insurance, marketable securities and other	—	32
State liabilities	216	—

Total deferred tax liabilities	$2,601	$3,115

Total deferred tax liability, net	$(216)	$—

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Note 16 - Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Successor		Predecessor
	Year Ended December 31, 2013	September 1 through December 31, 2012	January 1 through August 31, 2012
Net loss attributable to common stockholders	$(79,173)	$(8,839)	$(45,437)
Basic weighted-average common shares outstanding	19,740	15,734	28,841
Add: dilutive effects of stock options and unvested stock grants(1)	—	—	—

Diluted weighted-average common stock outstanding	19,740	15,734	28,841

Basic loss per common share attributable to common stockholders:
Net loss(1)	$(4.01)	$(0.56)	$(1.57)

Diluted loss per common share attributable to common stockholders:
Net loss(1)	$(4.01)	$(0.56)	$(1.57)

(1)	Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. Therefore, we have utilized the basic weighted-average common shares outstanding to calculate both basic and diluted loss per share for all parties presented.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

Weighted average potentially dilutive securities excluded from the calculation of diluted shares outstanding include the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from September 1 through December 31, 2012	Period from January 1 through August 31, 2012
Stock issuable upon conversion of convertible notes	—	—	379
Stock options	—	—	150
Non-vested restricted stock	523	—	558

Total potentially dilutive securities	523	—	1,087

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

For the year ended December 31, 2013	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Sales and operating revenues	$778,126	$7,739	$100,149	$—	$886,014
Depreciation, depletion, amortization and accretion	2,267	1,686	2,009	20	5,982
Operating income (loss)	(27,870)	246	9,126	(29,367)	(47,865)
Loss from unconsolidated affiliate					(2,941)
Interest expense and financing costs, net					(19,471)
Other income (expense)					808
Change in value of common stock warrants					(10,114)
Gain on derivative instruments					410

Loss before income taxes					(79,173)
Income tax benefit					—

Net loss					$(79,173)

Capital expenditures, including acquisitions	$567,332	$471	$(1,300)	$544	$567,047

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

	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total

Capital expenditures, including acquisitions	$415	$17,439	$—	$17,854

Total assets by segment were as follows (in thousands):

	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total

At December 31, 2013	$641,840	$109,316	$52,048	$10,009	$813,213

At December 31, 2012	$—	$116,034	$62,754	$10,794	$189,582

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

The following condensed consolidated balance sheet presents the implementation of the Plan and the adoption of fresh-start reporting as of the Effective Date. Reorganization adjustments have been recorded within the condensed consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh-start reporting.

	August 31, 2012
	Predecessor	Plan of Reorganization Adjustments		Fresh Start Reporting Adjustments			Successor
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,954	$74,167	(a)	$			$4,882
		(45,035	)(c)
		(24,204	)(d)
		(2,000	)(e)
Trust assets	—	3,446	(e)				3,446
Restricted cash	—	20,359	(d)				20,359
Trade accounts receivable, net	3,708	(1,727	)(a)		(1,981	)(g)	—
Prepaid assets	4,777				(4,777	)(g)	—
Prepaid reorganization costs	1,326				(1,326	)(g)	—

Total current assets	11,765						28,687

Property and equipment
Oil and gas properties
Unproved	84				(84	)(g)	—
Proved	759,755	(740,392	)(a)		(14,776	)(g)	4,587
Land	4,000	(4,000	)(a)				—
Other	73,021	(47,493	)(a)		(21,289	)(g)	4,239

Total property and equipment	836,860						8,826
Less accumulated depreciation and depletion	(642,172)	607,603	(a)		34,569	(g)	—

Property and equipment, net	194,688						8,826

Long-term assets:
Investments in unconsolidated affiliates	3,629	105,344	(a)		(3,629	)(g)	105,344
Other long-term assets	307				(253	)(g)	54

Total long-term assets	3,936						105,398

Total assets	$210,389						$142,911

LIABILITIES AND EQUITY
Current liabilities
Liabilities not subject to compromise
Debtor in possession financing	$56,535	(56,535	)(c)				$—
Accounts payable and other accrued liabilities	4,897						4,897
Other accrued liabilities	9,224	(2,685	)(b)				2,640
		(1,500	)(c)
		(3,845	)(d)
		1,446	(e)

Accrued reorganization and trustee expense	70,656						7,537

Liabilities subject to compromise
3 3⁄4% Senior notes	115,000	(115,000	)(b)				—
7% Senior convertible notes	150,000	(150,000	)(b)				—
Accounts payable and other accrued liabilities	17,203	(2,560	)(a)		(1,981	)(g)	12,336
		(3,526	)(d)		3,200	(g)

Total current liabilities	352,859						19,873

Long-term liabilities
Liabilities not subject to compromise
Long - term debt	—	6,335	(c)				6,335
Derivative liabilities	—	6,665	(c)				6,665
Asset retirement obligations	4,414	(3,938	)(a)				476

Total liabilities	357,273						33,349

Stockholders’ equity
Common stock	288	1,457	(b)		(288	)(f)	1,477
		20	(d)
Additional paid-in capital	1,643,285	100,084	(b)		288	(f)	108,085
		1,318	(d)		(1,636,890	)(h)
Retained earnings (accumulated deficit)	(1,790,457)	166,144	(b)		(14,765	)(g)	—
		2,188	(d)		1,636,890	(h)

Total stockholders’ equity (deficit)	(146,884)						109,562

Total liabilities and equity (deficit)	$210,389						$142,911

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments

(a)	Reflects the contribution of certain of our oil and gas assets and related prepaid expenses and asset retirement obligations to Piceance Energy in exchange for cash and a 33.34% interest in Piceance Energy.
(b)	Reflects the extinguishment of secured debt in exchange for common stock of the Successor. On the Emergence Date, we issued 14,573,608 shares of our common stock and warrants to acquire 959,213 shares of our common stock to the holders of our secured debt or their affiliates. We estimated the fair value of our common stock to be $7.00 per share on the Emergence Date. Accordingly, we recorded a gain on the settlement of secured debt within Reorganization items of approximately $166.1 million on the Predecessor’s consolidated statement of operations in the period from January 1, 2012 through August 31, 2012.
(c)	Reflects the Successor drawing $13 million under the Loan Agreement (see Note 10 - Debt) to repay amounts outstanding under the DIP Credit Facility with those proceeds and cash from contribution of assets to Piceance Energy.
(d)	Reflects the settlement of other claims with common stock of Successor and cash. On the Emergence Date, we issued 191,973 shares of our common stock to various creditors. We estimated the fair value of our common stock to be $7.00 per share on the Emergence Date. Accordingly, we recorded a gain on settlement of liabilities within Reorganization items of approximately $2.2 million on the Predecessor’s consolidated statement of operations in the period from January 1, 2012 through August 31, 2012.
(e)	Reflects the funding of the Recovery Trusts (see Note 13 - Commitments and Contingencies).
(f)	Reflects the cancellation of Predecessor common stock.
(g)	Reflects adjustments to remaining assets due to fresh-start reporting. On the Emergence Date, we adjusted the carrying value of our remaining assets to their estimated fair values. As a result of these adjustments, we recorded a loss for changes in asset fair values due to fresh-start reporting adjustments within Reorganization items of approximately $14.8 million on the Predecessor’s consolidated statement of operations in the period from January 1, 2012 through August 31, 2012.
(h)	Reflects the elimination of Predecessor’s accumulated deficit.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Note 21 - Disclosures About Capitalized Costs, Costs Incurred (Unaudited)

Capitalized costs related to oil and gas activities are as follows (in thousands):

	Successor		Predecessor
	December 31, 2013	December 31, 2012	August 31, 2012
Company:
Unproved properties	$—	$—	$84
Proved properties	4,949	4,804	759,755

	4,949	4,804	759,839
Accumulated depreciation and depletion	(1,868)	(337)	(642,172)

	$3,081	$4,467	$117,667

Company’s Share of Piceance Energy:
Unproved properties	$15,763	$16,180
Proved properties	168,378	134,638

	184,141	150,818
Accumulated depreciation and depletion	(38,452)	(2,808)

	$145,689	$148,010

(1)	The capitalized cost amounts presented are as of August 31, 2012 for the Predecessor and exclude adjustments resulting from the plan or reorganization and fresh-start reporting (see Note 19 - Reorganization Under Chapter 11, Fresh-Start Reporting and the Effects of the Plan).

Costs incurred in oil and gas activities including costs associated with assets retirement obligations, are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2013	Period from September 1 through December 31, 2012	Period from January 1 through August 31, 2012
Company:
Development costs incurred on proved undeveloped reserves	$—	$—	$1,613
Development costs - other	142	—	—

Total	$142	$—	$1,613

Company’s Share of Piceance Energy:
Unproved properties acquisition costs	$—	$206
Proved properties acquisition costs(1)	—	32,519
Development costs - other	6,380	291

Total	$6,380	$33,016

(1)	Amount represents our share of proved oil and natural gas property acquired at inception of the formation of Piceance Energy, of which $24.2 million relates to oil and natural gas properties purchased from Delta contemplated as part the emergence from bankruptcy and $8.3 million relates oil and natural gas properties purchased from Laramie.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

Notes to Consolidated Financial Statements - (Continued)

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

A summary of changes in estimated quantities of proved reserves for the year ended December 31, 2013 and for respective periods in 2012 is as follows:

	Gas (MMcf)	Oil (MBbl)	NGLS (MBb1)	Total (MMcfe)(5)
Company:
Estimated Proved Reserves: Balance at January 1, 2012 (Predecessor)(1)	87,209	494	—	90,173
Revisions of quantity estimate	—	85	—	512
Sale/disposition of properties(2)	(82,357)	(235)	—	(83,770)
Production	(4,852)	(67)	—	(5,256)

Estimated Proved Reserves: Balance at August 31, 2012 (Successor)	—	277	—	1,659
Revisions of quantity estimate	456	31	—	643
Production	(10)	(22)	—	(139)

Estimated Proved Reserves: Balance at December 31, 2012 (Successor)	446	286	—	2,163
Revisions of quantity estimate	460	16	—	557
Extensions and discoveries	9	3	—	25
Production	(253)	(69)	—	(667)

Estimated Proved Reserves: Balance at December 31, 2013 (Successor)	662	236	—	2,078

Company’s Share of Piceance Energy:
Estimated Proved Reserves: Balance at September 1, 2012	—	—	—	—
Transfer from investees(3)	83,915	560	4,228	112,639
Revisions of quantity estimate	8,053	41	387	10,621
Extensions and discoveries	32,073	236	1,778	44,151
Production	(1,391)	(6)	(48)	(1,711)

Estimated Proved Reserves: Balance at December 31, 2012	122,650	831	6,345	165,700
Revisions of quantity estimate	72,436	174	2,818	90,387
Extensions and discoveries	3,599	(374)	(1,334)	(6,643)
Production	(12,088)	(47)	(428)	(14,935)

Estimated Proved Reserves: Balance at December 31, 2013	186,597	584	7,401	234,509

Total Estimated Proved Reserves: Balance at December 31, 2013	187,259	820	7,401	236,587

Proved developed reserves
December 31, 2012	158	286	—	1,875
December 31, 2012 - Company Share of Piceance Energy	48,680	237	2,253	63,617

Total December 31, 2012	48,838	523	2,253	65,492

Proved undeveloped reserves
December 31, 2012	288	—	—	288
December 31, 2012 - Company Share of Piceance Energy	73,970	594	4,092	102,083

Total December 31, 2012	74,258	594	4,092	102,371

Proved developed reserves
December 31, 2013	662	236	—	2,078
December 31, 2013 - Company Share of Piceance Energy	45,072	165	1,627	55,829

Total December 31, 2013	45,734	401	1,627	57,907

Proved undeveloped reserves
December 31, 2013	—	—	—	—
December 31, 2013 - Company Share of Piceance Energy	141,525	419	5,774	178,680

Total December 31, 2013	141,525	419	5,774	178,680

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

	CIG per Mbtu	WTI per Bbl

Base pricing, before adjustments for contractual differentials:(4)
August 31, 2012	$2.75	$90.85
December 31, 2012	$2.56	$91.21
December 31, 2012 - Piceance	$2.56	$91.21
December 31, 2013	$3.53	$96.91
December 31, 2013 - Piceance	$3.53	$96.91

(1)	At January 1, 2012, gas is based on 70,982 MMcf of natural gas and 4,057 MBbl of natural gas liquids, with liquids converted to gas using a ratio of 4 Mcf to 1 barrel.
(2)	On August 31, 2012, substantially all of the reserves of the company were transferred to Piceance Energy in exchange for a 33.34% equity ownership interest (See Note 3 - Investment in Piceance Energy).
(3)	On August 31, 2012, certain reserves held by Delta Petroleum and by Laramie were transferred to Piceance Energy in exchange for a 33.34% and a 66.66% equity ownership interest, respectively (See Note 3 - Investment in Piceance Energy).
(4)	Proved reserves are required to be calculated based on the 12-month, first day of the month historical average price in accordance with SEC rules. The prices shown above are base index prices to which adjustments are made for contractual deducts and other factors.
(5)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 30th day of May, 2014.

PAR PETROLEUM CORPORATION

By:	/s/ William Monteleone.
William Monteleone, Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas, Chief Financial Officer