Form 10-Q
period 2014-03-31
PAR PETROLEUM CORP/CO
filed 2014-06-02
CIK 821483

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
(281) 899-4800
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
30,185,345 shares of common stock, $0.01 par value per share, were outstanding as of May 27, 2014.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “propose,” “potential,” “predict,” “forecast,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. Except for statements of historical or present facts, all other statements contained in this report are forward-looking statements. The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies; operating strategies; future refining margins; anticipated levels of crude oil and refined product inventories; anticipated trends in the supply of and demand for crude oil and other feedstocks and refined products; the effect of general economic and other conditions on refining industry fundamentals; natural gas and oil reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues); estimates of future production of natural gas and oil; marketing of natural gas and oil; expected future revenues and earnings, and results of operations; future capital, development and exploration expenditures (including the amount and nature thereof); anticipated compliance with and impact of laws and regulations; and the outcome of the claims allowance proceedings and other affirmative recoveries sought.
These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors included in our most recent Annual Report on Form 10-K, as amended, and under Risk Factors in this Quarterly Report on Form 10-Q, as well as the factors listed below and other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements:

•	our ability to successfully complete the pending acquisition of Koko’oha Investments, Inc., integrate it with our operations and realize the anticipated benefits from the acquisition;

•	our ability to identify all potential risks and liabilities in our due diligence of Koko’oha Investments, Inc. and its business;

•	any unexpected costs or delays in connection with the pending acquisition of Koko’oha Investments, Inc.;

•	our ability to realize the intended benefits of the acquisition of Hawaii Independent Energy, LLC and successfully integrate the business acquired;

•	the volatility of crude oil prices, natural gas prices and refined product prices;

•	the continued availability of our net operating loss tax carryforwards;

•	our ability to maintain adequate liquidity;

•	our ability to identify future acquisitions and to successfully complete our diligence related to such acquisitions;

•	compliance with legal and/or regulatory requirements;

•	a liquid market for our common stock may not develop;

•	the concentrated ownership of our common stock may depress its liquidity;

•	our ability to generate cash flow may be limited;

•	the strength and financial resources of our competitors;

•	many of our products are dangerous or harmful if mishandled;

•	effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;

•	instability in the global financial system;

•	decreasing demand for transportation fuels resulting from global economic downturns;

•	our insurance may be inadequate;

•	operating hazards may result in losses;

•	the potential for spills, discharges or other releases of petroleum products or hazardous substances;

•	our level of indebtedness may prove excessive;

•	interruptions of supply and increased cost resulting from third-party transportation of crude oil and refined products;

•	the failure of our critical information systems;

•	our inability to control activities on properties we do not operate;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	our limited ability to replace production;

•	declines in the values of our natural gas and oil properties resulting in writedowns; and

•	the uncertain success of our risk management strategies.
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
We caution you not to place undue reliance on these forward-looking statements. We urge you to carefully review and consider the disclosures made in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$20,678	$38,061
Restricted cash	751	802
Trade accounts receivable	96,981	117,493
Inventories	416,796	380,623
Prepaid and other current assets	8,228	7,522
Total current assets	543,434	544,501
Property and equipment
Property, plant and equipment	110,160	107,623
Proved oil and gas properties, at cost, successful efforts method of accounting	5,000	4,949
Total property and equipment	115,160	112,572
Less accumulated depreciation, depletion, and amortization	(6,017)	(3,968)
Property and equipment, net	109,143	108,604
Long-term assets
Investment in Piceance Energy, LLC	101,575	101,796
Intangible assets, net	10,270	11,170
Goodwill	20,603	20,603
Other long-term assets	25,210	26,539
Total assets	$810,235	$813,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of debt	$2,600	$3,250
Obligations under supply and exchange agreements	394,490	385,519
Accounts payable	35,683	28,870
Other accrued liabilities	37,084	31,956
Accrued settlement claims	3,772	3,793
Total current liabilities	473,629	453,388
Long-term liabilities
Long – term debt, net of current maturities and unamortized discount	88,901	94,030
Common stock warrants	15,759	17,336
Contingent consideration	9,515	11,980
Deferred income tax	181	216
Long-term capital lease obligations	1,471	1,526
Other liabilities	6,742	6,473
Total liabilities	596,198	584,949
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 500,000,000 shares at March 31, 2014 and December 31, 2013, issued 30,156,038 shares and 30,151,000 shares at March 31, 2014 and December 31, 2013, respectively	302	301
Additional paid-in capital	316,602	315,975
Accumulated deficit	(102,580)	(88,012)
Treasury stock, at cost (12,657 shares and no shares at March 31, 2014 and December 31, 2013, respectively)	(287)	—
Total stockholders’ equity	214,037	228,264
Total liabilities and stockholders’ equity	$810,235	$813,213
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues
Refining, distribution and marketing revenues	$721,874	$—
Commodity marketing and logistics revenues	19,795	63,326
Natural gas and oil revenues	1,577	1,560
Total operating revenues	743,246	64,886
Operating expenses
Cost of revenues	713,084	53,380
Operating expense, excluding depreciation, depletion and amortization expense	33,094	—
Lease operating expense	1,024	1,238
Depreciation, depletion, and amortization	3,061	767
General and administrative expense	4,934	6,625
Acquisition and integration costs	2,851	275
Total operating expenses	758,048	62,285
Operating (loss) income	(14,802)	2,601
Other income (expense)
Interest expense and financing costs, net	(3,507)	(3,136)
Other income (expense), net	(45)	729
Change in value of common stock warrants	1,577	(2,000)
Change in value of contingent consideration	2,465	—
Loss from Piceance Energy, LLC	(221)	(2,360)
Total other income (expense), net	269	(6,767)
Loss before income taxes	(14,533)	(4,166)
Income tax expense	(35)	(650)
Net loss	$(14,568)	$(4,816)
Basic and diluted loss per common share	$(0.48)	$(0.30)
Weighted average number of shares outstanding:
Basic	30,385	16,020
Diluted	30,385	16,020
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities
Net loss	$(14,568)	$(4,816)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	3,061	767
Non-cash interest expense	2,221	2,702
Change in value of common stock warrants	(1,577)	2,000
Change in value of contingent consideration	(2,465)	—
Deferred taxes	(35)	—
Gain on sale of assets held for sale	—	(50)
Loss on disposal of other assets	—	33
Stock-based compensation	628	140
Unrealized (loss) gain on derivative contracts	(149)	240
Loss from Piceance Energy, LLC	221	2,360
Professional fees paid through restricted cash related to trust activities	—	1,297
Net changes in operating assets and liabilities:
Trade accounts receivable	20,512	(2,794)
Deposits and prepaid assets	(557)	269
Inventories and obligations under supply and exchange agreements	(27,202)	(2,875)
Other assets	(71)	6
Accounts payable and other current accrued liabilities	11,856	(7,905)
Other liabilities	254	—
Settlement claim liability	(21)	—
Net cash used in operating activities	(7,892)	(8,626)
Cash flows from investing activities
Cash paid for working capital settlement	(582)	—
Capital expenditures	(2,018)	(10)
Investment in Piceance Energy, LLC	—	(218)
Proceeds from sale of assets	—	2,850
Net cash (used in) provided by investing activities	(2,600)	2,622
Cash flows from financing activities
Proceeds from borrowings	81,100	8,000
Repayments of borrowing	(87,755)	—
Purchase of treasury stock	(287)	—
Restricted cash released	51	6,500
Net cash (used in) provided by financing activities	(6,891)	14,500
Net (decrease) increase in cash and cash equivalents	(17,383)	8,496
Cash at beginning of period	38,061	6,185
Cash at end of period	$20,678	$14,681
Supplemental cash flow information
Cash received (paid) for:
Interest	$(1,138)	$(49)
Taxes	$509	$21
Non-cash investing and financing activities
Stock issued to settle bankruptcy claims	$—	$1,934
Restricted cash used to settle bankruptcy claims	$—	$783
Accrued capital expenditures	$667	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Overview
We are a diversified energy company based in Houston, Texas (OTCQB:PARR). Currently we operate in three segments: (i) refining, distribution and marketing, (ii) natural gas and oil operations, and (iii) commodity marketing and logistics.
Our refining, distribution and marketing segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single point mooring and retail outlets through which we distribute gasoline and diesel. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. The refining, distribution and marketing segment was established through the acquisition of Hawaii Independent Energy LLC ("HIE") (formerly known as Tesoro Hawaii, LLC) on September 25, 2013 for approximately $75 million in cash, plus net working capital and inventories, certain contingent earnout payments of up to $40 million, and the funding of certain start-up expenses and overhaul costs prior to closing (the "HIE Acquisition").
Our natural gas and oil operations consist primarily of a 33.34% interest in Piceance Energy, LLC ("Piceance Energy"). Piceance Energy is a joint venture with Laramie Energy II, LLC ("Laramie"), who owns the remaining interest and manages the day-to-day operations of the joint venture. Laramie is a Denver-based company primarily focused on finding and developing natural gas reserves from unconventional gas reservoirs within the Rocky Mountain region.
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
We amended and restated our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share effective on January 29, 2014 for trading purposes. All references in the financial statements to the number of shares of common stock or warrants, price per share and weighted average number of common stock shares outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.
As a result of the HIE Acquisition, our results of operations for any period after September 30, 2013 will not be comparable to any prior period. We anticipate our results of operations, capital and liquidity position and the overall success of our business will depend, in large part, on the results of our refinery segment. The differences, or spread, between crude oil prices and the prices we receive for finished products (known as the “crack spread”), both of which are largely beyond our control, will be the primary driver of the refinery segment results of operating and therefore of our own profitability.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Par Petroleum Corporation and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We do not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities. Certain amounts from prior periods have been reclassified to conform to the current presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

include fair value of assets and liabilities, natural gas and oil reserves, income taxes and the valuation allowances related to deferred tax assets, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.
Note 3—Investment in Piceance Energy, LLC
We account for our 33.34% ownership interest in Piceance Energy, LLC ("Piceance Energy") using the equity method of accounting because we are able to exert significant influence, but do not control its operating and financial policies. Piceance Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $120 million.  As of March 31, 2014, the balance outstanding on the revolving credit facility was approximately $87 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of our wholly owned subsidiary, Par Piceance Energy Equity LLC ("Par Piceance Energy"). Under the terms of its credit facility, Piceance Energy is generally prohibited from making cash distributions to its owners, including us.
The change in our investment in Piceance Energy is as follows (in thousands):

Three Months Ended March 31, 2014
Beginning balance	$101,796
Loss from Piceance Energy	(363)
Accretion of basis difference	142
Ending balance	$101,575
Summarized financial information for Piceance Energy is as follows (in thousands):

	March 31, 2014	December 31, 2013
Current assets	$6,340	$5,901
Non-current assets	451,988	454,402
Current liabilities	(16,502)	(13,040)
Non-current liabilities	(92,392)	(96,738)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Oil, natural gas and natural gas liquids revenues	$20,243	$13,987
Income (loss) from operations	3,609	(3,504)
Net loss	(1,091)	(7,079)
The net loss for the three months ended March 31, 2014 includes $6.7 million and $1.8 million in depletion, depreciation and amortization ("DD&A") expense and unrealized losses on derivative instruments, respectively. The net loss for the three months ended March 31, 2013 includes $6.4 million and $3.2 million in DD&A expense and unrealized losses on derivative instruments, respectively.
At March 31, 2014 and December 31, 2013, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $14.9 million and $15.1 million, respectively. This difference arose due to lack of control and marketability discounts and we attributed the difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimate of proved reserves at the date Piceance Energy was formed.
Note 4—Acquisitions
On September 25, 2013, we completed the HIE Acquisition. We accounted for the acquisition of HIE as a business combination whereby the purchase price has been preliminary allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

We are continuing to evaluate certain liabilities assumed in the acquisition, including those related to employee benefits. We have recorded a preliminary estimate of the liability and expect to finalize the purchase price allocation during 2014. There were no changes to the purchase price allocation during three months ended March 31, 2014.

The unaudited pro forma financial information presented below assumes that the HIE acquisition occurred as of January 1, 2013.

Three Months Ended March 31, 2013
(in thousands)
Revenues	$873,404
Net loss	$(6,450)
Note 5—Inventories
Inventories at March 31, 2014 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$159,529	$159,529
Refined products and blend stock	82,589	160,576	243,165
Warehouse stock and other	14,102	—	14,102
Total	$96,691	$320,105	$416,796

Inventories at December 31, 2013 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$137,706	$137,706
Refined products and blend stock	67,532	161,554	229,086
Warehouse stock and other	13,831	—	13,831
Total	$81,363	$299,260	$380,623
Note 6—Supply and Exchange Agreements

HIE entered into several agreements with Barclays Bank PLC ("Barclays"), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. HIE entered into the Supply and Exchange Agreements for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery.
Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the refinery and holds title to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside of our refinery. We hold title to the inventory during the refining process. Barclays sells the crude oil as it is discharged out of the refinery's tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third party sales of refined product. We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.
We record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory. In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined products inventory volumes at period-end in excess of the Block Volume, we only record a liability for the Block Volume valued at the per barrel carrying value of the refined product inventory owned by Barclays. From time to time, we may sell refined product inventory that causes our refined product inventory to be less than the Block Volume. To the extent of this shortfall, we record a liability for the volumes that we would need to purchase

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

at current market prices in order to meet the Block Volume requirement. The liability related to the Supply and Exchange Agreements is included in Obligations under supply and exchange agreements on our unaudited consolidated balance sheet.
For the three months ended March 31, 2014, we incurred approximately $3.5 million in handling fees related to the Supply and Exchange Agreements, which is included in Cost of revenues on our unaudited condensed consolidated statements of operations. For the three months ended March 31, 2014, Interest expense and financing costs, net, on our unaudited condensed consolidated statements of operations includes $1.4 million of expenses related to the Supply and Exchange Agreements.
Note 7—Debt
Our debt is as follows (in thousands):

	March 31, 2014	December 31, 2013
Tranche B Loan	$20,301	$19,480
ABL Facility	46,500	51,800
HIE Retail Credit Agreement	24,700	26,000
Total debt	91,501	97,280
Less: current maturities	(2,600)	(3,250)
Long term debt, net of current maturities	$88,901	$94,030
Additionally, as of March 31, 2014, we had approximately $31.5 million and $3.9 million in letters of credit outstanding under the Texadian Uncommitted Credit Agreement and ABL Facility, respectively.
Note 8—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants – We estimate the fair value of our outstanding Warrants using a Monte Carlo Simulation analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo Simulation Analysis include:

	March 31, 2014	December 31, 2013
Stock price	$19.98	$22.30
Exercise price	$0.10	$0.10
Term (years)	8.42	8.67
Risk-free rate	2.50%	2.78%
Expected volatility	51.7%	52.9%
The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo Simulation Analysis, the estimated fair value of the Warrants was $19.93 and $21.64 per share as of March 31, 2014 and December 31, 2013, respectively. Since the Warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo Simulation Analysis will have a significant impact to the value of the Warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the Warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the Warrants.
Debt prepayment derivative – Our previous Tranche B loan agreement contained mandatory repayments subject to premiums as set forth in the agreement. Factors such as the sale of assets, distributions from our investment in Piceance Energy, issuance of additional debt or issuance of additional equity could have resulted in a mandatory prepayment. We considered the contingent prepayment feature to be an embedded derivative which was bifurcated from the loan and accounted for as a derivative. At March 31, 2013, we estimated the fair value of the embedded derivative to be $285 thousand based on the probability of us repaying the loan prior to maturity. This was considered a Level 3 fair value measurement. In November 2013, we repaid in full and terminated all of our obligations, including any repayment premiums, under this loan agreement (other than the new Tranche B loans) extinguishing the liability.
Derivative instruments – From time to time, we enter into certain exchange traded oil contracts that do not qualify for or for which we do not elect the normal purchase or normal sale exception. Changes in the fair value of these contracts are recorded

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

in earnings. The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers.
Contingent consideration – The cash consideration for our acquisition of HIE may be increased pursuant to an earn out provision. The liability is re-measured at the end of each reporting period using a Monte Carlo simulation. Significant inputs used in the valuation model include estimated future gross margin, annual gross margin volatility and a present value factor. We consider this to be a Level 3 fair value measurement.
Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and their placement within our consolidated balance sheet consist of the following (in thousands):

		Fair value as of
	Location on Consolidated Balance Sheet	March 31, 2014	December 31, 2013
		Asset (Liability)
Common stock warrants	Common stock warrants	$(15,759)	$(17,336)
Contingent consideration liability	Contingent consideration liability	(9,515)	(11,980)
Exchange - traded futures	Prepaid and other current assets	149	—

The following table summarizes the pre-tax gains (losses) recognized in net income (loss) resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

	Income Statement Classification	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Common stock warrants	Change in value of common stock warrants	$1,577	$(2,000)
Contingent consideration liability	Change in value of contingent consideration	2,465	—
Debt prepayment derivative	Interest expense and financing costs, net	—	(240)
Commodities - exchange traded futures	Cost of revenues	—	104
Commodities - physical forward contracts	Cost of revenues	(516)	306
    We have not designated any of our derivatives as hedging instruments.
Our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and their level within the fair value hierarchy are as follows (in thousands):

	March 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(15,759)	$—	$—	$(15,759)
Contingent consideration liability	(9,515)	—	—	(9,515)
Derivatives - exchange traded futures	149	—	149	—
	$(25,125)	$—	$149	$(25,274)

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(17,336)	$—	$—	$(17,336)
Contingent consideration liability	(11,980)	$—	—	(11,980)
	$(29,316)	$—	$—	$(29,316)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A rollforward of Level 3 instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance, at beginning of period	$(29,316)	$(10,945)
Total unrealized gain (loss) included in earnings	4,042	(2,240)
Balance, at end of period	$(25,274)	$(13,185)

The carrying value and fair value of our long-term debt and other financial instruments as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014
	Carrying Value	Fair Value (1)
Tranche B Loan	$20,301	$18,800
ABL Facility	46,500	46,500
HIE Retail Credit Agreement	24,700	24,700
Common stock warrants	15,759	15,759
Contingent consideration liability	9,515	9,515

	December 31, 2013
	Carrying Value	Fair Value (1)
Tranche B Loan	$19,480	$18,800
ABL Facility	51,800	51,800
HIE Retail Credit Agreement	26,000	26,000
Common stock warrants	17,336	17,336
Contingent consideration liability	11,980	11,980

(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
We estimate the fair value of our Tranche B Loan using a discounted cash flow analysis and an estimate of the current yield of 5.72% and 5.72% as of March 31, 2014 and December 31, 2013, respectively, by reference to market interest rates for term debt of comparable companies. The fair values of the ABL Facility and HIE Retail Credit Agreement approximate their carrying values due to the variable interest rates associated with these debt agreements.
The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable, and accounts payable approximate their carrying value due to their short term nature.
Note 9—Commitments and Contingencies
Environmental Matters
Like other petroleum refiners and natural gas and oil exploration and production companies, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities.  Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.

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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Fuel Standards. In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the US EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the US EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

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

Environmental Agreement

On September 25, 2013 (the “Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the HIE Acquisition), Tesoro Corporation ("Tesoro") and HIE entered into an Environmental Agreement (the “Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE, including the Consent Decree as described below.

Consent Decree. Tesoro is currently negotiating a consent decree with the US EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Tank Replacements. Tesoro has agreed, at its expense, to replace the existing underground storage tanks at certain retail sites.

Indemnification. In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties and covenants in the Environmental Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by HIE prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail sites, fines or penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and to claims and losses related to the Pearl City Superfund Site.

Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a cap of $15 million for certain of Tesoro’s indemnification obligations related to certain pre-existing conditions as well as certain restrictions regarding the time limits for submitting notice and supporting documentation for remediation actions.

Helicopter Litigation

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

Recovery Trusts
We emerged from the reorganization of Delta Petroleum on August 31, 2012 (the "Emergence Date") when the plan of reorganization (the "Plan") was consummated. On the Emergence Date, we formed the Delta Petroleum General Recovery Trust (the “General Trust”). The General Trust was formed to pursue certain litigation against third-parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties.
We are the beneficiary of the General Trust, subject to the terms of the respective trust agreement and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On December 31, 2013, 28 claims totaling approximately $40.2 million remained outstanding.  No claims were settled during the three months ended March 31, 2014.
Please read Note 15—Subsequent Events for discussion of settlements entered into after March 31, 2014.
Note 10—Stockholders' Equity
Incentive Plan
During the three months ended March 31, 2014, approximately 38 thousand shares of restricted stock were granted to certain employees. Most shares of restricted stock granted to employees vests on a pro-rata basis over five years. For the three months ended March 31, 2014, the following activity occurred under our 2012 Long Term Incentive Plan (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested balance, beginning of period	524	$16.29
Granted	38	21.25
Vested	—	—
Forfeited	—	—
Non-vested balance, end of period	562	$16.63
For the three months ended March 31, 2014 and 2013, we recognized compensation costs of approximately $587 thousand and $140 thousand, respectively, related to restricted stock awards. As of March 31, 2014, there were approximately $8.2 million of unrecognized compensation costs related to restricted stock awards, which are expected to be recognized on a straight-line basis over a weighted average period of 4.09 years.
Note 11—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at March 31, 2014.
During the three month period ended March 31, 2014, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue.  Our net operating loss ("NOL") carry forwards will not always be available to offset taxable income apportioned to the various states.  The states from which our commodity marketing and logistics segment’s revenues and HIE’s revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our commodity marketing and logistics segment’s operations and HIE’s operations.  State income tax expense of approximately $35 thousand and $650 thousand was recognized for the three months ended March 31, 2014 and 2013, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12—Loss per Share
Basic loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding, and the weighted average number of shares issuable under the Warrants, representing 790,683 shares and 959,213 shares for the three months ended March 31, 2014 and 2013, respectively (see Note 8—Fair Value Measurements). The warrants are included in the calculation of basic EPS because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the computation as these shares are not considered earned until vesting. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net loss attributable to common stockholders	$(14,568)	$(4,816)
Basic weighted-average common stock outstanding	30,385	16,020
Add: dilutive effects of common stock equivalents[1]	—	—
Diluted weighted-average common stock outstanding	30,385	16,020

Basic loss per common share[1]	$(0.48)	$(0.30)
Diluted loss per common share[1]	$(0.48)	$(0.30)

(1) Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share.

As of March 31, 2014, our weighted average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 584 thousand shares of non-vested restricted stock. There were no potentially dilutive securities outstanding at March 31, 2013.
Note 13—Segment Information
We have three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Operations and (iii) Commodity Marketing and Logistics. Corporate and Other includes trust litigation and settlements and other administrative costs. Summarized financial information concerning reportable segments consists of the following (in thousands):

For the three months ended March 31, 2014	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$721,874	$1,577	$19,795	$—	$743,246
Costs of revenue	694,884	35	18,165	—	713,084
Operating expense, excluding DD&A	33,094	—	—	—	33,094
Lease operating expenses	—	1,024	—	—	1,024
Depreciation, depletion, and amortization	2,258	270	506	27	3,061
General and administrative expense	978	—	898	3,058	4,934
Acquisition and integration costs	2,500	—	—	351	2,851
Operating (loss) income	(11,840)	248	226	(3,436)	(14,802)
Interest expense and financing costs, net					(3,507)
Other income (expense), net					(45)
Change in value of common stock warrants					1,577
Change in value of contingent consideration					2,465
Loss from Piceance Energy, LLC					(221)
Loss before income taxes					(14,533)
Income tax expense					(35)
Net loss					$(14,568)

Capital expenditures	$1,839	$72	$107	$—	$2,018

For the three months ended March 31, 2013	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$—	$1,560	$63,326	$—	$64,886
Costs of revenue	—	—	53,380	—	53,380
Lease operating expense	—	1,238	—	—	1,238
Depreciation, depletion, and amortization	—	269	498	—	767
General and administrative expense	—	83	3,285	3,257	6,625
Acquisition and integration costs	—	—	—	275	275
Operating income (loss)	—	(30)	6,163	(3,532)	2,601
Interest expense and financing costs, net					(3,136)
Other income (expense), net					729
Change in value of common stock warrants					(2,000)
Loss from Piceance Energy, LLC					(2,360)
Loss before income taxes					(4,166)
Income tax expense					(650)
Net loss					$(4,816)

Capital expenditures	$—	$228	$—	$—	$228
Note 14—Related Party Transactions
Certain of our stockholders who were lenders under our current and former Tranche B Loan received Warrants exercisable for shares of common stock in connection with such loan.
On September 17, 2013, we entered into letter agreements (the “Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF"), and Whitebox Advisors, LLC ("Whitebox") each of which own 10% or more of our common stock directly or through affiliates.  Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
EGI and Whitebox will not receive a fee for the provision of the strategic, advisory or consulting services set forth in the Services Agreements, but may be periodically reimbursed by us, upon request, for (i) travel and out of pocket expenses, provided that in the event that such expenses exceed $50 thousand in the aggregate with respect to any single proposed matter, EGI or Whitebox, as applicable, will obtain our consent prior to incurring additional costs, and (ii) provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants and other professionals incurred in connection with EGI’s or Whitebox’s, as applicable, services under the Services Agreements.  In consideration of the services provided by EGI and Whitebox under the Services Agreements, we agreed to indemnify each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder.
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the period ended March 31, 2014.
Note 15—Subsequent Events
Settlement of Claim

In April 2014, the Trustee for the General Trust settled a claim from U.S. Bank for $2.7 million, which we expect will be settled with shares of common stock.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Agreement and Plan of Merger
On June 2, 2014, the Company and a wholly-owned indirect subsidiary entered into an agreement and plan of merger (the “Merger Agreement”) with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”), whereby the Company will acquire 100% of Koko’oha for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the Merger Agreement. Koko'oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the exclusive licensee of the “76” brand in the State of Hawaii and the owner/operator of several terminals and retail gasoline stations.

The closing of the Merger Agreement is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act and certain customary closing conditions, including obtaining necessary third party consents and approvals.

Debt Financing Commitments
In connection with the Merger Agreement, the Company executed the 12th Amendment to its Delayed Draw Term Loan Credit Agreement to increase the Tranche B Loan by $13.2 million to fund the deposit due upon signing the Merger Agreement and pay certain other fees and expenses. The amendment also reduces the interest rate on the Tranche B Loan. Additionally, the Company has received binding commitments to further expand the Tranche B Loan to an aggregate Term Loan amount of $50 million and to add a senior bridge facility of up to $75 million. Certain parties to these debt instruments are related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a diversified energy company based in Houston, Texas created through the successful reorganization of Delta Petroleum Corporation in August 2012. The reorganization converted $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. We currently operate in three segments:

•	refining, distribution and marketing

•	natural gas and oil operations

•	commodity marketing and logistics
Our refining, distribution and marketing segment owns and operates a refinery rated at 94 thousand barrels per day of throughput capacity in Kapolei, Hawaii, 2.4 million barrels of crude oil and feedstock storage and 2.5 million barrels of refined product storage. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery logistics assets include five refined products terminals, 27 miles of pipelines, a single point mooring and other associated logistics assets. In addition, we distribute our products through 31 retail outlets located across the islands of Oahu, Maui and Hawaii. Results of operations in our refinery segment depend on favorable "crack spreads", or the difference between the price we pay for crude oil, sourced both domestically and internationally, and the prices we receive for our refined products, which are primarily determined by the local Hawaii market.
Our natural gas and oil assets are non-operated and are concentrated in our 33.34% ownership of Piceance Energy, LLC ("Piceance Energy"), a joint venture entity operated by Laramie Energy II, LLC and focused on producing natural gas in Garfield and Mesa Counties, Colorado. In addition, we own non-operating interests in Colorado and offshore California, and an overriding royalty interest in New Mexico. Our interests are heavily weighted towards natural gas and natural gas liquids.
Our commodity marketing and logistics segment focuses on sourcing, transporting, marketing and distributing crude oil from Canada and the Western U.S. to refining hubs in the Midwest, Gulf Coast and East Coast regions of the U.S. Our logistics capabilities consist of historical pipeline shipping status (giving us assured pipeline access), a leased rail car fleet and experience in contracted chartering of tugs and barges. We contract to provide logistics services for others and trade for our own account. Our success primarily depends on favorable spreads between the discounted crudes available from the Western U.S. and Canada and the prices we receive from our customers.
On September 25, 2013, we acquired Hawaii Independent Energy, LLC (“HIE”) (formerly known as Tesoro Hawaii, LLC; “Tesoro Hawaii”) from Tesoro Corporation ("Tesoro"). As a result, our results of operations for any period after September 30, 2013 will not be comparable to any period before September 30, 2013.  We continue to recognize our proportionate share of the earnings or losses of Piceance Energy, which are driven by drilling results and market prices.  We also continue to reflect results of operations at Texadian, which are dependent primarily on marketing and transportation revenues.  However, we anticipate our results of operations, capital and liquidity positions and the overall success of our business will depend, in large part, on the results of our refinery operations.  The crack spread will be the primary driver of the refinery segment’s results of operations and, therefore, of our own profitability.
Overview
During the three months ended March 31, 2014, we focused on integration efforts to build a platform for anticipated growth and to standardize processes and procedures. Integration efforts included developing internal staff, processes and systems to perform finance/accounting, tax, retail operations, information technology, environmental, health and safety, marine, human resources and other functions. A significant amount of these efforts involved preparing for exiting the transition services agreement we entered into with Tesoro in connection with the acquisition of HIE to provide certain transition services to us including finance, accounting, tax, retail operations, information technology and other services for a period of time (the "Transitions Service Agreement"). The exit from the Transition Service Agreement occurred on May 1, 2014. During the quarter, our efforts also focused on reducing our reliance on third party service providers.

Results of Operations

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase (Decrease)	% Change
Gross Margin
Refining, distribution and marketing	$26,990	$—	26,990	NM
Commodity marketing and logistics	1,630	9,946	(8,316)	(84)%
Natural gas and oil	1,542	1,560	(18)	(1)%
Total gross margin	30,162	11,506
Operating expense, excluding depreciation, depletion and amortization expense	34,118	1,238	32,880	2,656%
Depreciation, depletion, and amortization	3,061	767	2,294	299%
General and administrative expense	4,934	6,625	(1,691)	(26)%
Acquisition and integration costs	2,851	275	2,576	937%
Total operating expenses	44,964	8,905
Operating income (loss)	(14,802)	2,601
Other income (expense)
Interest expense and financing costs, net	(3,507)	(3,136)	(371)	12%
Other income (expense), net	(45)	729	(774)	(106)%
Change in value of common stock warrants	1,577	(2,000)	3,577	(179)%
Change in value of contingent consideration	2,465	—	2,465	NM
Loss from Piceance Energy, LLC	(221)	(2,360)	2,139	(91)%
Total other expense, net	269	(6,767)
Loss before income taxes	(14,533)	(4,166)
Income tax expense	(35)	(650)	615	(95)%
Net loss	$(14,568)	$(4,816)
Non-GAAP Performance Measure
Management uses gross margin to evaluate our operating performance. Gross margin is considered a non-GAAP financial measure. This measure should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Gross Margin
Gross margin is defined as revenues less cost of revenues, excluding operating expenses and depreciation, depletion and amortization. We believe gross margin is an important measure of operating performance and provides useful information to investors because it eliminates the impact of volatile market prices on revenues and demonstrates the earnings potential of the business before other fixed and variable costs. In order to assess our operating performance, we compare our gross margin (revenue less cost of revenues) to industry gross margin benchmarks.

Gross margin should not be considered an alternative to operating (loss) income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin presented by other companies may not be comparable to our presentation since each company may define this term differently. The following table presents a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating (loss) income, on a historical basis for the periods indicated:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Gross Margin
Refining, distribution and marketing	$26,990	$—
Commodity marketing and logistics	1,630	9,946
Natural gas and oil	1,542	1,560
Total gross margin	30,162	11,506
Operating expense, excluding depreciation, depletion and amortization expense	33,094	—
Lease operating expense	1,024	1,238
Depreciation, depletion, and amortization	3,061	767
General and administrative expense	4,934	6,625
Acquisition and integration costs	2,851	275
Total operating expenses	44,964	8,905
Operating (loss) income	$(14,802)	$2,601
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
The 2014 and 2013 periods lack comparability due to the acquisition of HIE effective September 25, 2013.
Refining, Distribution and Marketing Gross Margin. For the three months ended March 31, 2014, our refining, distribution and marketing gross margin was approximately $27.0 million. There was no such gross margin for the three months ended March 31, 2013 due to HIE being acquired on September 25, 2013. Our gross margin for the refining, distribution and marketing segment has improved from our fourth quarter of 2013 results due to improvements in our crude procurement efforts.
Commodity, Marketing and Logistics Gross Margin. For the three months ended March 31, 2014, our commodity, marketing and logistics gross margin was approximately $1.6 million, a decrease of $8.3 million when compared to $9.9 million for the three months ended March 31, 2013. The decrease is a result of lower trading differentials on heavy Canadian crude oil and timing of deliveries which deferred profits into the second quarter 2014.
Operating Expense. For the three months ended March 31, 2014, operating expense was approximately $34.1 million, an increase of $32.9 million when compared to $1.2 million for the three months ended March 31, 2013 due to HIE being acquired on September 25, 2013.
Depreciation, Depletion, and Amortization. For the three months ended March 31, 2014, depreciation, depletion, and amortization (DD&A) expense was approximately $3.1 million, an increase of $2.3 million compared to $767 thousand for the three months ended March 31, 2013. The increase is primarily due to the DD&A expense associated with HIE, which was acquired on September 25, 2013.
General and Administrative Expense. For the three months ended March 31, 2014, general and administrative expense was approximately $4.9 million, a decrease of $1.7 million compared to $6.6 million for the three months ended March 31, 2013. The decrease is primarily due to a reduction in professional fees related to trust activity and no similar recurring activity in the current period.
Acquisition and Integration Costs. For the three months ended March 31, 2014, acquisition and integration costs were approximately $2.9 million, an increase of $2.6 million compared to $0.3 million for the three months ended March 31, 2013. The increase is due to costs incurred to exit the Transition Services Agreement with Tesoro and further integration efforts associated with the HIE acquisition.
Interest Expense and Financing Costs. For the three months ended March 31, 2014, our interest expense and financing costs were approximately $3.5 million, which was an increase of $0.4 million compared to $3.1 million for the three months ended March 31, 2013. The increase is primarily due to a higher amount of debt outstanding in the current period with lower effective interest rates. The prior period debt that carried higher effective interest rates was repaid during 2013 with proceeds from a private placement of common stock.
Other income (expense), net. For the three months ended March 31, 2014, other expense was approximately $45 thousand, a decrease of $774 thousand compared to other income of $729 thousand for the three months ended March 31, 2013. Other income for the three months ended March 31, 2013 included a franchise tax refund and income from a legal settlement that were both nonrecurring. There were no individually significant items during the three months ended March 31, 2014.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2014, the change in value of common stock warrants resulted in a gain of approximately $1.6 million, a change of $3.6 million when compared to a loss of $2.0 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, our stock price decreased which resulted in a decrease in the value of the common stock warrants. Conversely, our stock price increased during the three months ended March 31, 2013, which resulted in a loss as the value of the common stock warrants also increased.
Change in Value of Contingent Consideration. For the three months ended March 31, 2014, the change in value of contingent consideration was approximately $2.5 million. The contingent consideration relates to the HIE Acquisition which occurred on September 25, 2013, and the change in our estimate of the obligation relates to an overall decrease in our expected cash flows related to HIE.
Loss From Investment in Piceance Energy, LLC. For the three months ended March 31, 2014, our loss from Piceance Energy was approximately $0.2 million, a change of $2.1 million compared to a loss of $2.4 million for the three months ended March 31, 2013. The favorable change is due to higher realized natural gas sales prices.
Income Taxes. For the three months ended March 31, 2014, we recorded approximately $35 thousand of state tax expense compared to state income tax expense of $650 thousand for the three months ended March 31, 2013. The decrease of approximately $615 thousand is primarily attributable to the decrease in commodity marketing and logistics operating income. We recorded no federal income tax benefit in any period presented as the federal benefit is offset by an equal change in our valuation allowance.
Recent Events
Agreement and Plan of Merger
On June 2, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”), whereby we will acquire 100% of Koko’oha for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the Merger Agreement (the “Merger Consideration”). Koko'oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the exclusive licensee of the “76” brand in the State of Hawaii and owns or operates 80 retail sites, 22 of which are fee-owned, and 5 terminals, 2 of which are fee-owned, across Hawaii.
The closing of the Merger Agreement is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act and certain customary closing conditions, including obtaining necessary third party consents and approvals.
Debt Financing Commitments
In connection with the Merger Agreement, the Company executed the 12th Amendment to its Delayed Draw Term Loan Credit Agreement to increase the Tranche B Loan by $13.2 million to fund the deposit due upon signing the Merger Agreement and pay certain other fees and expenses. The amendment also reduces the interest rate on the Tranche B Loan. Additionally, the Company has received binding commitments to further expand the Tranche B Loan to an aggregate Term Loan amount of $50 million and to add a senior bridge facility of up to $75 million. The Tranche B Loan is anticipated to be used to fund future deposits under the Merger Agreement upon satisfaction of certain conditions and may be used to fund the Merger Consideration at closing.
Liquidity and Capital Resources
The following table summarizes our liquidity position as of May 27, 2014 and March 31, 2014 (in thousands):

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Refining, distribution and marketing	Commodity marketing and logistics	Other	Total
May 27, 2014
Cash and cash equivalents	$22,869	$14,379	$3,269	$40,517
Revolver availability	—	—	—	—
ABL Facility	28,253	42,879	—	71,132
Total available liquidity	$51,122	$57,258	$3,269	$111,649

	Refining, distribution and marketing	Commodity marketing and logistics	Other	Total
March 31, 2014
Cash and cash equivalents	$3,205	$16,051	$1,422	$20,678
Revolver availability	5,000	—	—	5,000
ABL Facility	31,634	20,608	—	52,242
Total available liquidity	$39,839	$36,659	$1,422	$77,920

As of March 31, 2014, we have access to the HIE committed ABL Credit Agreement, the HIE-Retail committed Revolving Credit Agreement and the Texadian Uncommitted Credit Agreement, and cash of $20.7 million. In April 2014, we agreed to fund our share of a drilling program for Piceance Energy. We expect to contribute our proportionate part of the drilling program (or approximately $3.3 million) to Piceance Energy during the second or third quarter 2014.
Cash Flows

	Three Months Ended March 31, 2014	Three Month Ended March 31, 2013
	(in thousands)
Net cash used in operating activities	$(7,892)	$(8,626)
Net cash (used in) provided by investing activities	$(2,600)	$2,622
Net cash (used in) provided by financing activities	$(6,891)	$14,500
Net cash used in operating activities was approximately $7.9 million for the three months ended March 31, 2014 which resulted from a net loss of approximately $14.6 million offset by non-cash charges to operations of approximately $1.9 million and net cash used for changes in operating assets and liabilities of approximately $4.8 million. Net cash used by operating activities for the three months ended March 31, 2013 was approximately $8.6 million which resulted from a net loss of approximately $4.8 million offset by non-cash charges to operations of approximately $8.2 million and net cash used for changes in operating assets and liabilities of approximately $13.3 million. Additionally, there was $1.3 million in cash used to pay professional fees that was funded from restricted cash.
For the three months ended March 31, 2014, net cash used in investing activities was approximately $2.6 million and primarily related to additions to property and equipment totaling approximately $2.0 million and the HIE Acquisition working capital settlement totaling approximately $582 thousand. Net cash provided by investing activities was approximately $2.6 million in the three months ended March 31, 2013 and was primarily generated from the proceeds from assets held for sale.
Net cash used in financing activities for the three months ended March 31, 2014 of approximately $6.9 million which primarily related to the repayment of debt. For the three months ended March 31, 2013, net cash provided by financing activities totaled $14.5 million resulting from $8 million in borrowings under our Delayed Draw Term Loan Credit Agreement and $6.5 million from the release of restricted cash that was previously used to secure a letter of credit. The borrowings under our former Delayed Draw Term Loan Credit Agreement were used for general corporate purposes.
Capital Expenditures
Our capital expenditures for the three months ended March 31, 2014 totaled approximately $2.0 million and were primarily related to information technology and software to establish our accounting system for the assets acquired in the HIE Acquisition as we prepared to exit the Transition Services Agreement which we exited on May 1, 2014.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For the year ending December 31, 2014, we expect to incur approximately $19 million of capital expenditures, of which approximately $16 million is associated with sustaining the operations of our refinery and approximately $3 million of software and information technology as part of our HIE integration efforts. Additional capital may be required to maintain our interests at our Point Arguello Unit offshore California, but this is currently inestimable. Furthermore, in April 2014, we agreed to fund our share of a drilling program for Piceance Energy. We expect to contribute approximately $3.3 million to Piceance Energy during the second or third quarter 2014. We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditure, working capital and debt service requirements for the next 12 months. We will require additional capital resources to fund the Merger Consideration or other any other significant changes to our business. We cannot offer any assurance that such capital will be available in sufficient amounts or at an acceptable cost.
Commitments and Contingencies
HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. Please read Note 6—Supply and Exchange Agreements for further discussion.
For a discussion of other Commitments and Contingencies, please read Note 9—Commitments and Contingencies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, due to the existence of material weaknesses identified as of December 31, 2013 as discussed below.
Prior to December 31, 2011, the Company filed for voluntary bankruptcy and during the duration of the proceedings, our ability to maintain effective internal control over financial reporting was weakened due to a high amount of turnover of our accounting staff. As of August 31, 2012, the Company emerged from bankruptcy and replaced the operations and financial reporting functions with a new accounting group. In December 2012 and September 2013, we completed acquisitions which significantly increased the size of the Company and its resource requirements. Due to our rapid growth, there has been a heavy reliance on external service providers and contractors, particularly in the accounting department. During the fourth quarter of 2013, management performed a comprehensive assessment of the design and operating effectiveness of internal control over financial reporting. In performing the assessment, management considered the number of late adjustments and corrections to the consolidated financial statements, concluding that a material weakness existed in the Company's internal control over financial reporting.
In connection with the restatement of the Company's audited financial statements for the year ended December 31, 2013, management updated the Company's assessment of its internal control over financial reporting. When updating its assessment, management concluded that the Company had an additional material weakness because it did not have appropriate controls in place to ensure inventory measurements were calculated correctly. Based upon this additional material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2014, we have made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting:

•	hired a corporate controller and additional accounting personnel;

•	implemented a new consolidation system;

•	implemented and improved analytical tools related to our financial results;

•	reduced the reliance on third party contractors to perform critical tasks;

•	established inventory reporting guidelines and policies to ensure inventory quantities will be reported on a consistent basis; and

•	increased oversight of work performed by contractors to the extent contractors continue to be used.
We are continuing our efforts to strengthen the control environment; however our remediation efforts are not yet complete. Therefore, management has concluded that a material weakness exists in the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  Please read Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements for further discussion of legal proceedings.
Item 1A. Risk Factors
We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our most recent Annual Report on Form 10-K, as amended. Except as set forth below, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, as amended, during the quarter ended March 31, 2014.
Our ability to operate our business effectively may suffer if we are not able to establish the financial, administrative, and other support functions that were previously provided by Tesoro under a transition services agreement.
In connection with the acquisition of HIE, we entered into a transition services agreement with Tesoro under which Tesoro provided certain transitional services to us, including finance/accounting, tax, retail, operations, information technology, environmental, health and safety, marine, and human resources, and other services for a period of time. We exited the transition services agreement with Tesoro on May 1, 2014. We may not be able to provide such support services as effectively as Tesoro. Any failure by us to provide such financial, administrative, or other support systems moving forward could negatively impact our results of operations or prevent us from paying our suppliers and employees, or performing administrative or other services on a timely basis, which could negatively affect our results of operations.
We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of certain of our previously issued consolidated financial statements. Failure to remediate our material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).
Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have the complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face severe consequences. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities and errors or to facilitate the fair presentation of our consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities.
There were no sales of equity securities during the quarter ended March 31, 2014 that were not registered under the Securities Act of 1933, as amended.
Dividends.
Our current debt agreements restrict the payment of dividends by us.
Stock Repurchases.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2014.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1 - January 31, 2014	—	$—	—	$—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	12,657	23.49	—	—
Total	12,657	$23.49	—	$—
(1) All shares repurchased were surrendered by employees to pay tax withholding upon the vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibits are as follows:

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 7, 2012.

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 8, 2012.

2.3
Purchase and Sale Agreement dated as of December 31, 2012, by and among the Company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 3, 2013.

2.4
Membership Interest Purchase Agreement dated as of June17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC  Incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 7, 2012.

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated effective September 25, 2013. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated January 23, 2014. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 23, 2014.

4.1	Form of the Company's Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 31, 2014.

4.2
Stockholders Agreement effective as of August 31, 2012, by and among the Company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.3
Registration Rights Agreement effective as of August 31, 2012, by and among the Company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.4
Warrant Issuance Agreement dated as of August 31, 2012, by and among the Company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC. Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.6	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.7
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

10.1
Eleventh Amendment to Delayed Draw Term Loan Credit Agreement dated as of January 23, 2014, by and among the company, the Guarantors party thereto, ZCOF Par Petroleum Holdings, L.L.C.and Jefferies Finance L.L.C., as administrative agent for the lender. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

PAR PETROLEUM CORPORATION (Registrant)

By:	/s/ William Monteleone
William Monteleone
Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Date: June 2, 2014