Form 10-K/A
period 2013-12-31
PAR PETROLEUM CORP/CO
filed 2014-07-02
CIK 821483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 3

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Par Petroleum Corporation (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 3 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014, and amended by Amendment No. 1on Form 10-K/A filed with the SEC on April 29, 2014 and Amendment No. 2 on Form 10-K/A filed with the SEC on May 30, 2014 (collectively, the “Original Form 10-K”), solely in response to comments received from the staff of the SEC. In response to the comments, the Company amended the Original Form 10-K to (i) expand its disclosure regarding the compensation paid to a consulting firm for the services of two named executive officers during the years ended December 31, 2012 and 2013, (ii) explain the differences in the salaries received during 2013 by the named executive officers and (iii) file as exhibits its employment offer letters and award notices of restricted stock with certain named executive officers and its agreement with Conway MacKenzie Management Services, LLC. In addition, the Company has amended the summary of William Monteleone’s employment arrangement to correct an error in the disclosure regarding his annual salary.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 11 of Part III of the Original Form 10-K, and Item 15 of Part IV of the Original Form 10-K are hereby amended and restated in their entirety. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

Item 11.	Executive Compensation

In connection with our emergence from bankruptcy on August 31, 2012, John T. Young, Jr. was engaged as our Chief Executive Officer until June 2013 and R. Seth Bullock was engaged as our Chief Financial Officer until December 2013. Messrs. Young and Bullock were our only executive officers until the assembly of our management team during 2013. Messrs. Young and Bullock were also employees of Conway MacKenzie Management Services, LLC (“Conway MacKenzie”), with whom we had a management and financial advisory services agreement dated November 8, 2011. During 2013, we hired Messrs. Monteleone, Coxon, Micklas and Tarzwell to serve as our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Legal Officer, respectively.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity IncentivePlan Compensation ($)	All Other Compensation ($)(2)	Total ($)
William Monteleone - Chief Executive Officer (3)	2013	$61,364	—	—	—	$15,000	$76,364
Peter Coxon - Chief Operating Officer (4)	2013	$290,143	$839,983	$328,378	—	$36,285	$1,494,789
Brice Tarzwell - Chief Legal Officer (4)	2013	$145,833	—	—	—	$521	$146,354
John T. Young - Former Chief Executive Officer (5)	2013	—	—	—	—	$—	$—
	2012	—	—	—	—	$—	$—
R. Seth Bullock - Former Chief Financial Officer (6)	2013	—	—	—	—	$—	$—
	2012	—	—	—	—	$—	$—

(1)	These amounts shown represent the aggregate grant date fair value for stock awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note 14 – Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the SEC on March 31, 2014.
(2)	Amounts represent matching contributions made by the Company under its 401(k) plan and $15,000 in living expenses for Mr. Monteleone.
(3)	Mr. Monteleone was appointed our Chief Executive Officer on June 17, 2013 although he was not compensated for that position until September of 2013. See “- Employment Agreements.” The information regarding compensation earned by Mr. Monteleone as our Chief Executive Officer in this table does not include compensation paid to him for services as a non-employee director before September 2013, which is reflected in the “Director Compensation” table below.
(4)	Messrs. Coxon and Tarzwell were appointed our Chief Operating Officer and Chief Legal Officer, respectively, on June 17, 2013 and June 3, 2013. Mr. Coxon’s compensation includes all amounts paid to him during 2013, including in his capacity as President of Texadian Energy, Inc.
(5)	During 2012 prior to July 19, 2012, Mr. Young served as our Chief Restructuring Officer pursuant to our agreement with Conway MacKenzie as described above. Mr. Young was appointed as our Chief Financial Officer on July 19, 2012 and then as our Chief Executive Officer effective August 31, 2012 upon our emergence from bankruptcy. We paid Conway MacKenzie for the services provided by Mr. Young as described above, and as such, he did not receive any salary or other compensation directly from us. Mr. Young resigned from all positions with us effective as of June 17, 2013. During 2012 and 2013, we paid Conway MacKenzie $930,833 and $179,392 respectively, for services rendered to us by Mr. Young based on approximately 1,692 and 326 hours provided, respectively, at the rate of $550 per hour.

(6)	From July 2012 through August 2012, Mr. Bullock served as our Treasurer pursuant to our agreement with Conway MacKenzie as described above. Mr. Bullock was appointed as our Chief Financial Officer effective August 31, 2012 upon our emergence from bankruptcy. We paid Conway MacKenzie for the services provided by Mr. Bullock as described above, and as such, he did not receive any salary or other compensation directly from us. Mr. Bullock resigned from all positions with us effective as of December 9, 2013. During 2012 and 2013, we paid Conway MacKenzie $1,007,261 and $866,844 respectively, for services rendered to us by Mr. Bullock based on approximately 2,518 and 2,167 hours provided, respectively, at the rate of $400 per hour.

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

Employment Agreements

On September 25, 2013, the Company entered into an “at will” employment arrangement with William Monteleone, the Company’s Chief Executive Officer. Mr. Monteleone is entitled to receive an annual base salary of $200,000 paid no less frequently than on a semi-monthly basis in accordance with Company payroll practices. Mr. Monteleone’s compensation will be reviewed annually. Mr. Monteleone is also eligible for an annual performance bonus as may be awarded in the sole discretion of the Board.

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

The following tables further describe the potential payments upon termination or a change in control for Messrs. Monteleone, Coxon and Tarzwell.

William Monteleone

Chief Executive Officer

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination ($)	For cause terminated ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	Retirement ($)	After a Change in Control ($)
Long-Term Equity Incentives
Restricted Stock (Unvested and Accelerated)(2)	—	—	577,547	577,547	—	577,547

Total	—	—	577,547	577,547	—	577,547

Peter Coxon

Chief Operation Officer

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination ($)	For cause terminated ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	Retirement ($)	After a change in Control ($)
Long-Term Equity Incentives
Restricted Stock (Unvested and Accelerated)(2)	—	—	2,443,611	2,443,611	—	2,443,611

Total	—	—	2,443,611	2,443,611	—	2,443,611

Brice Tarzwell

Chief Legal Officer and Senior Vice President

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination ($)	For cause terminated ($)	Involuntary Not for Cause Termination ($)	Death or Disability ($)	Retirement ($)	After a change in Control ($)
Long-Term Equity Incentives
Restricted Stock (Unvested and Accelerated)(2)	—	—	242,356	242,356	—	242,356

Total	—	—	242,356	242,356	—	242,356

(1)	For purposes of this analysis, the Company assumed the effective date of termination is December 31, 2013 and that the price per share of our common stock on the date of termination is $22.30 per share, the closing price on December 31, 2013 as adjusted for the one-for-ten (1:10) reverse stuck split of our common stock effective for trading purposes on January 24, 2014.
(2)	Pursuant to the terms of the Plan and incentive agreements thereunder, under “Involuntary Not for Cause Termination,” “Death or Disability” or “After a Change in Control,” all restrictions and conditions on shares of restricted stock will be deemed satisfied and will be fully vested on the date of termination of employment or the date immediately preceding a “change in control.”

Director Compensation

The following table sets forth a summary of the compensation that we paid to our non-employee directors in 2013:

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Total ($)
Jacob Mercer	—	—	$—
Benjamin Lurie (2)	—	$90,323	$90,323
Michael Keener	$55,000	$27,470	$82,470
L. Melvin Cooper	$65,000	$27,470	$92,470
Will Monteleone (3)	—	$76,198	$76,198

(1)	These amounts reflect the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of awards pursuant to the Incentive Plan. Assumptions used in the calculation of these amounts are included in “Note 14– Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K filed with the SEC on March 31, 2014.
(2)	Mr. Lurie elected to receive his annual retainer in shares of common stock, rather than cash, and as such, an additional 3,418 shares of common stock were issued to him in lieu of cash.
(3)	Mr. Monteleone was appointed our Chief Executive Officer on June 17, 2013. The information regarding compensation earned by Mr. Monteleone as a non-employee director in this table does not include compensation paid to him for services as our Chief Executive Officer, which is reflected in the “Summary Compensation” table above. Mr. Monteleone elected to receive his annual retainer in shares of common stock, rather than cash, and as such, an additional 2,756 shares of common stock were issued to him in lieu of cash. Mr. Monteleone did not receive any compensation for his service as a director after his appointment as our Chief Executive Officer.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements were filed as part of Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 30, 2014.

(2) Financial Statement Schedules. None.

(3) Exhibits.

INDEX TO EXHIBITS

2.1	Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.****

2.2	Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the company. Incorporated by reference to Exhibit 2.2 to the company’s Current Report on Form 8-K filed on June 8, 2012.****

2.3	Purchase and Sale Agreement dated as of December 31, 2012, by and among the company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.****

2.4	Membership Interest Purchase Agreement dated as at June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 2.4 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.****

3.1	Amended and Restated Certificate of Incorporation of the company. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

3.2	Certificate of Amendment to the Certificate of Incorporation of the company dated effective September 25, 2013. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 27, 2014.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the company dated January 23, 2014. Incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

3.4	Amended and Restated Bylaws of the company. Incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.1	Form of the company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement effective as of August 31, 2012, by and among the company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.3	Registration Rights Agreement effective as of August 31, 2012, by and among the company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.4	Warrant Issuance Agreement dated as of August 31, 2012, by and among the company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC. Incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the company’s Current Report on Form 8-K filed on September 7, 2012.

4.6+	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 filed on December 21, 2012.

10.1	Delayed Draw Term Loan Credit Agreement dated as of August 31, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.2	First Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of September 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.3	Waiver and Second Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of November 29, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2013.

10.4	Third Amendment to Delayed Draw Term Loan Credit Agreement, Joinder, Waiver, Consent and Omnibus Amendment Agreement dated as of December 28, 2012, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.5	Fourth Amendment to Delayed Draw Term Loan Credit Agreement dated as of April 19, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on April 22, 2013.

10.6	Fifth Amendment to Delayed Draw Term Loan Credit Agreement dated as of June 4, 2013, by and among the company, the Guarantors party thereto, the lenders party thereto and Jeffries Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.

10.7	Sixth Amendment to Delayed Draw Term Loan Agreement dated as of June 12, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.2 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.8	Seventh Amendment to Delayed Draw Term Loan Agreement dated as of June 17, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.3 to the company’s Current Report on Form 8-K filed on June 17, 2013.

10.9	Eighth Amendment to Delayed Draw Term Loan Agreement dated as of June 14, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on June 24, 2013.

10.10	Ninth Amendment to Delayed Draw Term Loan Agreement dated as of August 1, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.10 to the company’s Registration Statement on Form S-1 filed on November 22, 2013.

10.11	Tenth Amendment to Delayed Draw Term Loan Agreement dated as of September 25, 2013, by and among the company, the Guarantors party thereto, the Lenders party thereto and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.8 to the company’s Current Report on Form 8-K filed on September 27, 2014.

10.12	Eleventh Amendment to Delayed Draw Term Loan Agreement dated as of January 23, 2014, by and among the company, the Guarantors party thereto, ZCOF Par Petroleum Holdings, L.L.C. and Jeffries Finance, LLC, as administrative agent for the Lenders, Incorporated by reference 10.1 to the company’s Current Report on Form 8-K filed on January 23, 2014.

10.13	Amended and Restated Limited Liability company Agreement for Piceance Energy, LLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.14	Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.15	First Amendment to Credit Agreement dated August 31, 2012, by and among Piceance Energy, LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.16	Wapiti Recovery Trust Agreement dated August 27, 2012, by and among the company, DPCA LLC, Delta Exploration company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited Partnership, Amber Resources company of Colorado, Castle Exploration company, Inc. and John T. Young. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.17	Delta Petroleum General Recovery Trust Agreement dated August 27, 2012, by and among the company, DPCA LLC, Delta Exploration company, Inc., Delta Pipeline, LLC, DLC, Inc., CEC, Inc., Castle Texas Production Limited. Partnership, Amber Resources company of Colorado, Castle Exploration company, Inc. and John T. Young. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.18	Pledge Agreement dated August 31, 2012, by Par Piceance Energy Equity LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Intercreditor Agreement dated August 31, 2012, by and among JP Morgan Chase Bank, N.A., as administrative agent for the First Priority Secured Parties (as defined therein), Jefferies Finance LLC, as administrative agent for the Second Priority Secured Parties (as defined therein), the company and Par Piceance Energy Equity LLC. Incorporated by reference to Exhibit 10.8 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.20	Pledge and Security Agreement, dated August 31, 2012, by the company and certain of its subsidiaries in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 7, 2012.

10.21	Letter of Credit Facility Agreement dated as of December 27, 2012, by and between the company and Compass Bank. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on January 3, 2013.

10.22+	Form of Indemnification Agreement between the company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.

10.23	Uncommitted Credit Agreement dated as of June 12, 2013, by and among Texadian Energy, Inc., Texadian Energy Canada Limited and BNP Paribas. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in June 17, 2013.

10.24	Common Stock Purchase Agreement dated effective as of September 10, 2013, by and among the company and the Purchasers party thereto. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed in September 13, 2013.

10.25	Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Whitebox Advisors, LLC and the company. Incorporated by reference to Exhibit 10.18 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.26	Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the company. Incorporated by reference to Exhibit 10.17 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.27	Framework Agreement dated as of September 25, 2013, by and among Hawaii Pacific Energy, LLC, Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 8-K filed on September 27, 2013.

10.28	Storage and Services Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.29	Agency and Advisory Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.30	Inventory First Lien Security Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.31	First Lien Mortgage dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.32	Intercreditor Agreement dated as of September 25, 2013, by and among Barclays Bank PLC, Wells Fargo Bank, N.A, as inventory collateral agent, Deutsche Bank AG New York Branch, as ABL loan collateral agent and as administrative agent pursuant to the ABL Credit Agreement, Hawaii Pacific Energy, LLC, and Tesoro Hawaii, LLC. Incorporated by reference to Exhibit 10.6 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.33	Membership Interests First Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.34	ABL Credit Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and other borrowers party thereto, Hawaii Pacific Energy, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and ABL loan collateral agent. Incorporated by reference to Exhibit 10.9 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.35	ABL Loan Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Wells Fargo Bank, National Association, as inventory collateral agent. Incorporated by reference to Exhibit 10.10 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.36	ABL Loan First Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.11 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.37	Second Lien Mortgage dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.12 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.38	Membership Interests Second Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Deutsche Bank AG New York Branch, as ABL loan collateral agent. Incorporated by reference to Exhibit 10.13 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.39	Inventory Second Lien Security Agreement dated as of September 25, 2013, by and between Tesoro Hawaii, LLC and Deutsche Bank AG New York Branch, as collateral agent. Incorporated by reference to Exhibit 10.14 to the company’s Current Report on Form 8-K filed on September 27, 2013.

10.40	Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.41	Credit Agreement dated as of November 14, 2013, by and among the company, the Lenders party thereto and Bank of Hawaii, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 19, 2013.

10.42	Interim Management and Financial Advisory Services Agreement between Delta Petroleum Corporation and Conway MacKenzie Management Services, LLC dated November 8, 2011.***

10.43+	Employment Offer Letter with William Monteleone dated September 25, 2013.***

10.44+	Employment Offer Letter with Peter Coxon dated December 27, 2012.***

10.45+	Employment Offer Letter with Brice Tarzwell dated May 22, 2013.***

10.46+	Award Notice of Restricted Stock with William Monteleone dated December 31, 2012.***

10.47+	Award Notice of Restricted Stock with William Monteleone dated September 25, 2013.***

10.48+	Award Notice of Restricted Stock with William Monteleone dated December 31, 2013.***

10.49+	Award Notice of Restricted Stock with Peter Coxon dated December 31, 2012.***

10.50+	Award Notice of Restricted Stock with Brice Tarzwell dated June 3, 2013.***

14.1	Par Petroleum Corporation Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective October 15, 2012. Incorporated by reference to Exhibit 14.1 to the company’s Current Report on Form 8-K filed on October 19, 2012.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

23.1	Consent of Deloitte & Touche LLP. Incorporated by reference to Exhibit 23.1 to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.

23.2	Consent of EKS&H LLLP. Incorporated by reference to Exhibit 23.2 to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.

23.3	Consent of KPMG LLP. Incorporated by reference to Exhibit 23.3 to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.

23.4	Consent of Netherland, Sewell & Associates, Inc. Incorporated by reference to Exhibit 23.4 to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Incorporated by reference to Exhibit 32.1 to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Incorporated by reference to Exhibit 32.2 to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2013. Incorporated by reference to Exhibit 99.1 to the company’s Annual Report on Form 10-K filed on March 31, 2014.

99.2	Agreement of Settlement and Release dated September 19, 2012, by and between The Wapiti Recovery Trust and Wapiti Oil & Gas, L.L.C. Incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on September 25, 2013.

101.INS	XBRL Instance Document. Incorporated by reference to Exhibit 101.INS to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.**

101.SCH	XBRL Taxonomy Extension Schema Documents. Incorporated by reference to Exhibit 101.SCH to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Incorporated by reference to Exhibit 101.CAL to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Incorporated by reference to Exhibit 101.LAB to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Incorporated by reference to Exhibit 101.PRE to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Incorporated by reference to Exhibit 101.DEF to the company’s Annual Report on Form 10-K/A filed on May 30, 2014.**

+	Management contracts and compensatory plans.

**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

***	Filed herewith.

****	Schedules and similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on the 2nd day of July, 2014.

PAR PETROLEUM CORPORATION

By:	/s/ William Monteleone
William Monteleone, Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas, Chief Financial Officer