Form 10-Q
period 2014-06-30
PAR PETROLEUM CORP/CO
filed 2014-08-11
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36550

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
30,310,486 shares of common stock, $0.01 par value per share, were outstanding as of August 4, 2014.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise.

Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”, Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of us and our subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

•	our ability to successfully complete our pending registered rights offering;

•
our ability to successfully complete the pending acquisition of Koko’oha Investments, Inc. and its subsidiary, Mid Pac Petroleum, LLC, (the "Mid Pac acquisition") integrate them with our operations and realize the anticipated benefits from the acquisition;

•	our ability to identify all potential risks and liabilities in our due diligence of Koko’oha and Mid Pac and their business;

•	any unexpected costs or delays, including modifications to the terms of the transaction which may be required by the Hart-Scott-Rodino Act, in connection with the pending Mid Pac acquisition;

•	our ability to realize the intended benefits of the acquisition of Hawaii Independent Energy, LLC and successfully integrate the business acquired;

•	the volatility of crude oil prices, natural gas prices and refined product prices;

•	the continued availability of our net operating loss tax carryforwards;

•	our ability to maintain adequate liquidity;

•	our ability to identify future acquisitions and to successfully complete our diligence related to such acquisitions;

•	compliance with legal and/or regulatory requirements;

•	a liquid market for our common stock may not develop;

•	the concentrated ownership of our common stock may depress its liquidity;

•	our ability to generate cash flow may be limited;

•	the strength and financial resources of our competitors;

•	many of our products are dangerous or harmful if mishandled;

•	effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;

•	instability in the global financial system;

•	decreasing demand for transportation fuels resulting from global economic downturns;

•	our insurance may be inadequate;

i

•	operating hazards may result in losses;

•	the potential for spills, discharges or other releases of petroleum products or hazardous substances;

•	our level of indebtedness may prove excessive;

•	interruptions of supply and increased cost resulting from third-party transportation of crude oil and refined products;

•	the failure of our critical information systems;

•	our inability to control activities on properties we do not operate;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	declines in the values of our natural gas and oil properties resulting in writedowns; and

•	the uncertain success of our risk management strategies.
Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.
In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described above and under Critical Accounting Policies and Risk Factors included in our most recent Annual Report on Form 10-K, as amended, and under Risk Factors in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ii

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$17,851	$38,061
Restricted cash	750	802
Trade accounts receivable	97,579	117,493
Inventories	409,370	380,623
Deposits	49,453	241
Prepaid and other current assets	8,307	7,281
Total current assets	583,310	544,501
Property and equipment
Property, plant and equipment	115,396	107,623
Proved oil and gas properties, at cost, successful efforts method of accounting	5,257	4,949
Total property and equipment	120,653	112,572
Less accumulated depreciation, depletion, and amortization	(8,373)	(3,968)
Property and equipment, net	112,280	108,604
Long-term assets
Investment in Piceance Energy, LLC	102,335	101,796
Intangible assets, net	9,369	11,170
Goodwill	19,715	20,603
Other long-term assets	34,282	26,539
Total assets	$861,291	$813,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of debt	$2,600	$3,250
Obligations under supply and exchange agreements	438,197	385,519
Accounts payable	39,479	28,870
Other accrued liabilities	36,164	31,956
Accrued settlement claims	3,772	3,793
Total current liabilities	520,212	453,388
Long-term liabilities
Long – term debt, net of current maturities and unamortized discount	119,514	94,030
Common stock warrants	15,619	17,336
Contingent consideration	7,218	11,980
Deferred income tax	137	216
Long-term capital lease obligations	1,471	1,526
Other liabilities	6,779	6,473
Total liabilities	670,950	584,949
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 500,000,000 shares at June 30, 2014 and December 31, 2013, issued 30,301,359 shares and 30,151,000 shares at June 30, 2014 and December 31, 2013, respectively	302	301
Additional paid-in capital	317,583	315,975
Accumulated deficit	(127,257)	(88,012)
Treasury stock, at cost (12,657 shares and no shares at June 30, 2014 and December 31, 2013, respectively)	(287)	—
Total stockholders’ equity	190,341	228,264
Total liabilities and stockholders’ equity	$861,291	$813,213

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Refining, distribution and marketing revenues	$771,115	$—	$1,492,989	$—
Commodity marketing and logistics revenues	29,183	27,121	48,978	90,447
Natural gas and oil revenues	1,839	2,246	3,416	3,806
Total operating revenues	802,137	29,367	1,545,383	94,253
Operating expenses
Cost of revenues	779,301	23,805	1,492,350	77,185
Operating expense, excluding depreciation, depletion and amortization expense	34,074	—	67,168	—
Lease operating expense	1,700	1,961	2,759	3,199
Depreciation, depletion, and amortization	3,290	1,037	6,351	1,804
Trust litigation and settlements	—	3,867	—	5,164
General and administrative expense	5,733	3,441	10,667	8,769
Acquisition and integration costs	2,419	15	5,270	290
Total operating expenses	826,517	34,126	1,584,565	96,411
Operating loss	(24,380)	(4,759)	(39,182)	(2,158)
Other income (expense)
Interest expense and financing costs, net	(3,397)	(2,690)	(6,904)	(5,826)
Other income (expense), net	(95)	41	(140)	770
Change in value of common stock warrants	140	(3,300)	1,717	(5,300)
Change in value of contingent consideration	2,297	—	4,762	—
Equity earnings (losses) from Piceance Energy, LLC	760	1,495	539	(865)
Total other income (expense), net	(295)	(4,454)	(26)	(11,221)
Loss before income taxes	(24,675)	(9,213)	(39,208)	(13,379)
Income tax expense	(2)	—	(37)	(650)
Net loss	$(24,677)	$(9,213)	(39,245)	(14,029)
Basic and diluted loss per common share	$(0.81)	$(0.58)	$(1.29)	$(0.88)
Weighted average number of shares outstanding:
Basic	30,406	15,935	30,388	15,868
Diluted	30,406	15,935	30,388	15,868
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(39,245)	$(14,029)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	6,351	1,804
Non-cash interest expense	4,877	5,798
Change in value of common stock warrants	(1,717)	5,300
Change in value of contingent consideration	(4,762)	—
Deferred taxes	(79)	—
Gain on sale of assets, net	—	(17)
Stock-based compensation	1,610	281
Unrealized loss on derivative contracts	191	(45)
Equity (earnings) losses from Piceance Energy, LLC	(539)	865
Professional fees paid through restricted cash related to trust activities	—	1,226
Non-cash trust litigation and settlement expenses	—	3,938
Net changes in operating assets and liabilities:
Trade accounts receivable	19,914	7,526
Deposits, prepaid and other assets	(50,575)	(95)
Inventories and obligations under supply and exchange agreements	(23,270)	191
Accounts payable and other current accrued liabilities	14,064	(913)
Net cash (used in) provided by operating activities	(73,180)	11,830
Cash flows from investing activities
Payment of deposit for acquisition	(10,000)	(40,000)
Cash paid for working capital settlement	(582)	—
Capital expenditures	(5,909)	(131)
Investment in Piceance Energy, LLC	—	(246)
Proceeds from sale of assets	—	2,850
Net cash used in investing activities	(16,491)	(37,527)
Cash flows from financing activities
Proceeds from borrowings	197,537	44,865
Repayments of borrowing	(173,905)	(1,335)
Payment of deferred loan costs	(1,136)	—
Purchase of treasury stock	(287)	—
Proceeds from supply and exchange agreements	47,200	—
Restricted cash released	52	19,000
Net cash provided by financing activities	69,461	62,530
Net (decrease) increase in cash and cash equivalents	(20,210)	36,833
Cash at beginning of period	38,061	6,185
Cash at end of period	$17,851	$43,018
Supplemental cash flow information
Cash received (paid) for:
Interest	$(2,027)	$(28)
Taxes	$235	$—
Non-cash investing and financing activities
Stock issued to settle bankruptcy claims	$—	$1,934
Restricted cash used to settle bankruptcy claims	$—	$3,426
Accrued capital expenditures	$1,379	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

Note 1—Overview
We are a diversified energy company based in Houston, Texas. Currently, we operate in three segments: (i) refining, distribution and marketing, (ii) natural gas and oil operations, and (iii) commodity marketing and logistics.
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
Our natural gas and oil operations primarily consist of a 33.34% interest in Piceance Energy, LLC ("Piceance Energy"). Piceance Energy is a joint venture with Laramie Energy II, LLC ("Laramie"), which owns the remaining interest and manages the day-to-day operations of the joint venture. Laramie is a Denver-based company primarily focused on finding and developing natural gas reserves from unconventional gas reservoirs within the Rocky Mountain region.
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
Prior to July 22, 2014, our common stock was quoted on the OTCQB Marketplace under the symbol “PARR.” Our common stock was listed and began trading on the NYSE MKT on July 22, 2014 under the ticker symbol “PARR.”
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Par Petroleum Corporation and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We do not have any off-balance sheet financing arrangements (other than operating leases) or any unconsolidated special purpose entities. Certain amounts from prior periods have been reclassified to conform to the current presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our amended Annual Report on Form 10-K for the year ended December 31, 2013.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair value of assets and liabilities, natural gas and oil reserves, income taxes and the valuation allowances related to deferred tax assets, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.
Accounting Principles Not Yet Adopted
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. We are still determining the impact this guidance will have on our financial condition, results of operations and cash flows.
Note 3—Investment in Piceance Energy
We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence, but do not control its operating and financial policies. Piceance Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $120 million.  As of June 30, 2014, the balance outstanding on the revolving credit facility was approximately $93 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of our wholly owned subsidiary, Par Piceance Energy Equity LLC ("Par Piceance Energy"). Under the terms of its credit facility, Piceance Energy is generally prohibited from making cash distributions to its owners, including us.
The change in our investment in Piceance Energy is as follows (in thousands):

Six Months Ended June 30, 2014
Beginning balance	$101,796
Income from Piceance Energy	241
Accretion of basis difference	298
Ending balance	$102,335
Summarized financial information for Piceance Energy is as follows (in thousands):

	June 30, 2014	December 31, 2013
Current assets	$6,994	$5,901
Non-current assets	458,639	454,402
Current liabilities	(17,190)	(13,040)
Non-current liabilities	(97,194)	(96,738)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Oil, natural gas and natural gas liquids revenues	$20,725	$40,968	$15,467	$29,454
Income (loss) from operations	1,989	5,598	1,681	(1,824)
Net income (loss)	1,815	724	4,483	(2,596)
Net income for the three and six months ended June 30, 2014 includes $8.6 million and $15.3 million in depletion, depreciation and amortization ("DD&A") expense and $1.7 million in unrealized gains and $157 thousand in unrealized losses

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

on derivative instruments, respectively. The net income (loss) for the three and six months ended June 30, 2013 includes $4.2 million and $10.7 million in DD&A expense and $4.0 million and $849 thousand in unrealized gain on derivative instruments, respectively.
At June 30, 2014 and December 31, 2013, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $14.8 million and $15.1 million, respectively. This difference arose due to lack of control and marketability discounts and we attributed the difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimate of proved reserves at the date Piceance Energy was formed.
Note 4—Acquisitions
Agreement and Plan of Merger
On June 2, 2014, the Company and a wholly-owned indirect subsidiary entered into an agreement and plan of merger (the “Merger Agreement”) with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”). Koko’oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the exclusive licensee of the “76” brand in the state of Hawaii and the owner/operator of several terminals and retail gasoline stations across Hawaii. Pursuant to the Merger Agreement, the Company expects to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the Merger Agreement.
The closing of the Merger Agreement is subject to certain conditions, including the expiration or termination of the applicable waiting period and any extensions thereof, under the Hart-Scott-Rodino Act (the "HSR Act") and certain other regulatory approvals. On July 30, 2014, the Company received a second request for information from the Federal Trade Commission.
In connection with and due upon signing the Merger Agreement, the Company funded a $10 million deposit against the purchase price, which was funded through proceeds from the Twelfth Amendment to the Tranche B Loan and is included in Other long-term assets on our unaudited condensed consolidated balance sheet. Please see Note 7—Debt for further information. We are obligated to deposit an additional $5 million against the purchase price within three days of the expiration of the waiting period under the HSR Act. If the Merger Agreement is terminated due to a breach of representations and obligations by us, we forfeit the deposits. If the Merger Agreement is terminated due to mutual consent, government order or closing does not occur within 120 days after the Merger Agreement was entered into, the deposits will be refunded to the Company. If the Merger Agreement is terminated due to Mid-Pac's breach of representations and warranties, the deposits will be returned to the Company and Mid-Pac will be obligated to pay us an additional $5 million if the termination occurs prior to the expiration or early termination of the waiting period under the HSR Act or $7.5 million if it occurs after.
Hawaii Independent Energy, LLC
On September 25, 2013, we completed the HIE Acquisition. We accounted for the acquisition of HIE as a business combination whereby the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.
We are continuing to evaluate certain liabilities assumed in the acquisition, including those related to employee benefits. We have recorded a preliminary estimate of the liability and expect to finalize the purchase price allocation during 2014.
During six months ended June 30, 2014, the purchase price allocation was adjusted to record a reduction to goodwill of $888 thousand and an increase to property and equipment related to the replacement of underground storage tanks at certain retail sites. The tank replacement work was performed by Tesoro Corporation in conjunction with the Environmental Agreement as discussed in Note 9—Commitments and Contingencies.
The unaudited pro forma financial information presented below assumes that the HIE acquisition occurred as of January 1, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$677,671	$1,551,075
Net loss	$(36,737)	$(43,187)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

Note 5—Inventories
Inventories at June 30, 2014 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$143,438	$143,438
Refined products and blend stock	80,541	171,082	251,623
Warehouse stock and other	14,309	—	14,309
Total	$94,850	$314,520	$409,370

Inventories at December 31, 2013 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$137,706	$137,706
Refined products and blend stock	67,532	161,554	229,086
Warehouse stock and other	13,831	—	13,831
Total	$81,363	$299,260	$380,623
Note 6—Supply and Exchange Agreements

HIE entered into several agreements with Barclays Bank PLC ("Barclays"), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. HIE entered into the Supply and Exchange Agreements for the purpose of managing its working capital and the crude oil and refined product inventory at the refinery.
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
We record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory. In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined products inventory volumes at period-end in excess of the Block Volume, we only record a liability for the Block Volume valued at the per barrel carrying value of the refined product inventory owned by Barclays. From time to time, we may sell refined product inventory that causes our refined product inventory to be less than the Block Volume. To the extent of this shortfall, we record a liability for the volumes that we would need to purchase at current market prices in order to meet the Block Volume requirement. The liability related to the Supply and Exchange Agreements is included in Obligations under supply and exchange agreements on our unaudited consolidated balance sheets.
For the three and six months ended June 30, 2014, we incurred approximately $3.9 million and $7.4 million in handling fees related to the Supply and Exchange Agreements, respectively, which is included in Cost of revenues on our unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2014, Interest expense and financing costs, net, on our unaudited condensed consolidated statements of operations includes approximately $1.4 million and $2.8 million of expenses related to the Supply and Exchange Agreements, respectively.
On June 30, 2014, Barclays funded a deposit of approximately $47.2 million to a crude supplier on our behalf. The deposit is reflected in Deposits on our unaudited condensed consolidated balance sheet with the corresponding liability included in Obligations under supply and exchange agreements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

Note 7—Debt
Our debt is as follows (in thousands):

	June 30, 2014	December 31, 2013
Tranche B Loan	$33,864	$19,480
ABL Facility	59,200	51,800
HIE Retail Credit Agreement	29,050	26,000
Total debt	122,114	97,280
Less: current maturities	(2,600)	(3,250)
Long term debt, net of current maturities	$119,514	$94,030
Additionally, as of June 30, 2014, we had approximately $35.1 million and $3.9 million in letters of credit outstanding under the Texadian Uncommitted Credit Agreement and ABL Facility, respectively.
Tranche B Loan
On May 30, 2014, we entered into a Twelfth Amendment to the Delayed Draw Term Loan Credit Agreement (the "Twelfth Amendment" and collectively the "Tranche B Loan"), with WB Macau55 Ltd. (the "Tranche B Lender"), pursuant to which we borrowed an additional $13.2 million which was primarily used to fund the deposit due upon signing the Merger Agreement with Koko'oha as discussed in Note 4—Acquisitions.
The Twelfth Amendment provides that the Tranche B Loan bears interest (a) from May 30, 2014 to September 1, 2014 at a rate equal to 12% per annum payable in kind and (b) on and after September 1, 2014 at a rate equal to 14.75% per annum payable, at the election of the Company, either (i) in cash or (ii) in kind. We agreed to pay a nonrefundable amendment fee of approximately $506 thousand to the Tranche B Lender as well as an original issue discount of approximately $630 thousand. The Tranche B Lender agreed to waive the exit fee related to the existing Tranche B Loan of which we had accrued approximately $97 thousand as of the date of the Twelfth Amendment. Except as discussed above, the Twelfth Amendment did not change any other terms or conditions of the Tranche B Loan. In July 2014, the Tranche B Loan was replaced, please read Note 15—Subsequent Events for further discussion.
Texadian Uncommitted Credit Agreement
On June 11, 2014, Texadian and its wholly-owned subsidiary, Texadian Canada, entered into an amendment to extend the maturity date of its uncommitted credit agreement to provide for loans and letters of credit to August 11, 2014. All other terms and conditions remained unchanged. Please read Note 15—Subsequent Events for further discussion.
Note 8—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants – We estimate the fair value of our outstanding common stock warrants using a Monte Carlo simulation analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo simulation analysis include:

	June 30, 2014	December 31, 2013
Stock price	$20.25	$22.30
Exercise price	$0.10	$0.10
Term (years)	8.17	8.67
Risk-free rate	2.29%	2.78%
Expected volatility	47.9%	52.9%
The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo simulation analysis, the estimated fair value of the common stock warrants was $19.76 and $21.64 per share as of June 30, 2014 and December 31, 2013, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo simulation analysis will have a significant impact to the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the common stock warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the common stock warrants.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

Debt prepayment derivative – A previous loan agreement contained a contingent prepayment feature that we accounted for as a derivative. At June 30, 2013, we reduced the carrying value of the debt prepayment derivative to zero because we did not believe there was any probability of us repaying the loan prior to maturity. This was considered a Level 3 fair value measurement. In November 2013, we repaid in full and terminated all of our obligations, including any repayment premiums, under this loan agreement extinguishing the liability.
Derivative instruments – From time to time, we enter into certain exchange traded oil contracts that do not qualify for or for which we do not elect the normal purchase or normal sale exception. Changes in the fair value of these contracts are recorded in earnings. The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third party broker quotes and pricing providers.
Contingent consideration – The cash consideration for our acquisition of HIE may be increased pursuant to an earn out provision. The liability is re-measured at the end of each reporting period using a Monte Carlo simulation analysis. Significant inputs used in the valuation model include estimated future gross margin, annual gross margin volatility and a present value factor. We consider this to be a Level 3 fair value measurement.
Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and their placement within our unaudited condensed consolidated balance sheets consist of the following (in thousands):

		Fair value as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
		Asset (Liability)
Common stock warrants	Common stock warrants	$(15,619)	$(17,336)
Contingent consideration liability	Contingent consideration liability	(7,218)	(11,980)
Exchange traded futures	Other current liabilities	(191)	—

The following table summarizes the pre-tax gains (losses) recognized in net income (loss) resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

	Income Statement Classification	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Common stock warrants	Change in value of common stock warrants	$140	$1,717	$(3,300)	$(5,300)
Contingent consideration liability	Change in value of contingent consideration	2,297	4,762	—	—
Debt prepayment derivative	Interest expense and financing costs, net	—	—	285	45
Commodities - exchange traded futures	Cost of revenues	(340)	(191)	—	104
Commodities - physical forward contracts	Cost of revenues	(625)	(1,141)	—	306
    We have not designated any of our derivatives as hedging instruments.
Our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and their level within the fair value hierarchy are as follows (in thousands):

	June 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(15,619)	$—	$—	$(15,619)
Contingent consideration liability	(7,218)	—	—	(7,218)
Derivatives - exchange traded futures	(191)	(191)	—	—
	$(23,028)	$(191)	$—	$(22,837)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(17,336)	$—	$—	$(17,336)
Contingent consideration liability	(11,980)	$—	—	(11,980)
	$(29,316)	$—	$—	$(29,316)

A roll forward of Level 3 instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance, at beginning of period	$(25,274)	$(29,316)	$(13,185)	$(10,945)
Total unrealized income (loss) included in earnings	2,437	6,479	(3,015)	(5,255)
Balance, at end of period	$(22,837)	$(22,837)	$(16,200)	$(16,200)

The carrying value and fair value of our long-term debt and other financial instruments as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014
	Carrying Value	Fair Value (1)
Tranche B Loan	$33,864	$34,338
ABL Facility	59,200	59,200
HIE Retail Credit Agreement	29,050	29,050
Common stock warrants	15,619	15,619
Contingent consideration liability	7,218	7,218

	December 31, 2013
	Carrying Value	Fair Value (1)
Tranche B Loan	$19,480	$18,800
ABL Facility	51,800	51,800
HIE Retail Credit Agreement	26,000	26,000
Common stock warrants	17,336	17,336
Contingent consideration liability	11,980	11,980

(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
We estimate the fair value of our Tranche B Loan using a discounted cash flow analysis and an estimate of the current yield of 13.87% and 15.28% as of June 30, 2014 and December 31, 2013, respectively, by reference to market interest rates for term debt of comparable companies. The fair values of the ABL Facility and HIE Retail Credit Agreement approximate their carrying values due to the variable interest rates associated with these debt agreements.
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
For the Interim Periods Ended June 30, 2014 and 2013

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
In 2007, the State of Hawaii passed Act 234, which required that greenhouse gas emissions be rolled back on a state wide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which greenhouse gas emissions were reported to the US EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and greenhouse gas emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current greenhouse gas inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Fuel Standards. In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the US EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the US EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
For the Interim Periods Ended June 30, 2014 and 2013

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
Tank Replacements. Tesoro has agreed, at its expense, to replace the existing underground storage tanks at certain retail sites. Please read Note 4—Acquisitions for additional discussion related to the tank replacements.
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
Helicopter Litigation
HIE is the defendant in a lawsuit styled State of Hawaii Department of Transportation Airports Division et al. v. Tesoro Hawaii, Civil No. 09-2253-09 JHC. In this matter, the insurance company for the State of Hawaii is seeking reimbursement of the attorney’s fees and costs incurred by outside council to defend against Tesoro Hawaii’s third-party complaints for contribution in three previously-settled underlying litigation matters. The underlying litigation was filed by three helicopter tour operators flying on the Island of Kaua'i. The helicopter tour operators allege bad jet fuel caused the formation of coking deposits in their engines which resulted in millions of dollars of repair costs and lost income. There were no in-flight issues.
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
For the Interim Periods Ended June 30, 2014 and 2013

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
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On December 31, 2013, 28 claims totaling approximately $40.2 million remained outstanding.  During the three and six months ended June 30, 2014, the Trustee for the General Trust settled a claim from U.S. Bank for $2.7 million, however payment for settlement has not yet occurred. No shares were issued to settle claims during the three and six months ended June 30, 2014.
Note 10—Stockholders' Equity
Incentive Plan
For the three and six months ended June 30, 2014, we recognized compensation costs of approximately $981 thousand and $1.6 million, respectively, in general and administrative expenses within our unaudited condensed consolidated statements of operations related to restricted stock awards under our 2012 Long Term Incentive Plan. For the three and six months ended June 30, 2013, we recognized compensation costs of approximately $140 thousand and $281 thousand, respectively, in general and administrative expenses within our unaudited condensed consolidated statements of operations related to restricted stock awards.
Note 11—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at June 30, 2014.
During the three and six month periods ended June 30, 2014 and 2013, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue.  Our net operating loss ("NOL") carry forwards will not always be available to offset taxable income apportioned to the various states.  The states from which our commodity marketing and logistics segment’s revenues and HIE’s revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our commodity marketing and logistics segment’s operations and HIE’s operations. State income tax expense of approximately $2 thousand and $37 thousand was recognized for the three and six months ended June 30, 2014, respectively. State income tax expense of approximately $0 thousand and $650 thousand was recognized for the three and six months ended June 30, 2013, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Note 12—Loss per Share
Basic loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding, and the weighted average number of shares issuable under the common stock warrants, representing 790,683 shares and 971,830 shares as of June 30, 2014 and 2013, respectively (see Note 8—Fair Value Measurements). The common

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

stock warrants are included in the calculation of basic loss per share because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the basic weighted-average common stock outstanding computation as these shares are not considered earned until vested. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss attributable to common stockholders	$(24,677)	$(39,245)	$(9,213)	$(14,029)
Basic weighted-average common stock outstanding	30,406	30,388	15,935	15,868
Add: dilutive effects of common stock equivalents[1]	—	—	—	—
Diluted weighted-average common stock outstanding	30,406	30,388	15,935	15,868

Basic loss per common share[1]	$(0.81)	$(1.29)	$(0.58)	$(0.88)
Diluted loss per common share[1]	$(0.81)	$(1.29)	$(0.58)	$(0.88)

(1) Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. o We have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share.
As of June 30, 2014 and 2013, our weighted average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 658 thousand and 3 thousand shares of non-vested restricted stock, respectively.
Note 13—Segment Information
We operate three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Operations and (iii) Commodity Marketing and Logistics. Corporate and Other includes trust litigation and settlements and other administrative costs. Summarized financial information concerning reportable segments consists of the following (in thousands):

For the three months ended June 30, 2014	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$771,115	$1,839	$29,183	$—	$802,137
Costs of revenue	752,684	—	26,617	—	779,301
Operating expense, excluding DD&A	34,074	—	—	—	34,074
Lease operating expenses	—	1,700	—	—	1,700
Depreciation, depletion, and amortization	2,474	255	508	53	3,290
General and administrative expense	291	37	759	4,646	5,733
Acquisition and integration costs	1,528	—	—	891	2,419
Operating (loss) income	(19,936)	(153)	1,299	(5,590)	(24,380)
Interest expense and financing costs, net					(3,397)
Other income (expense), net					(95)
Change in value of common stock warrants					140
Change in value of contingent consideration					2,297
Equity earnings from Piceance Energy, LLC					760
Loss before income taxes					(24,675)
Income tax expense					(2)
Net loss					$(24,677)

Capital expenditures	$3,022	$676	$193	$—	$3,891

For the six months ended June 30, 2014	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$1,492,989	$3,416	$48,978	$—	$1,545,383
Costs of revenue	1,447,568	—	44,782	—	1,492,350
Operating expense, excluding DD&A	67,168	—	—	—	67,168
Lease operating expenses	—	2,759	—	—	2,759
Depreciation, depletion, and amortization	4,732	525	1,014	80	6,351
General and administrative expense	1,269	37	1,657	7,704	10,667
Acquisition and integration costs	4,028	—	—	1,242	5,270
Operating (loss) income	(31,776)	95	1,525	(9,026)	(39,182)
Interest expense and financing costs, net					(6,904)
Other income (expense), net					(140)
Change in value of common stock warrants					1,717
Change in value of contingent consideration					4,762
Equity earnings from Piceance Energy, LLC					539
Loss before income taxes					(39,208)
Income tax expense					(37)
Net loss					$(39,245)

Capital expenditures	$4,861	$748	$300	$—	$5,909

For the three months ended June 30, 2013	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$2,246	$27,121	$—	$29,367
Costs of revenue	—	23,805	—	23,805
Lease operating expense	1,961	—	—	1,961
Depreciation, depletion, and amortization	504	533	—	1,037
Trust litigation and settlements	—	—	3,867	3,867
General and administrative expense	31	684	2,726	3,441
Acquisition and integration costs	—	—	15	15
Operating (loss) income	(250)	2,099	(6,608)	(4,759)
Interest expense and financing costs, net				(2,690)
Other income (expense), net				41
Change in value of common stock warrants				(3,300)
Equity earnings from Piceance Energy, LLC				1,495
Loss before income taxes				(9,213)
Income tax expense				—
Net loss				$(9,213)

Capital expenditures	$110	$39	$—	$149

For the six months ended June 30, 2013	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$3,806	$90,447	$—	$94,253
Costs of revenue	—	77,185	—	77,185
Lease operating expense	3,199	—	—	3,199
Depreciation, depletion, and amortization	773	1,031	—	1,804
Trust litigation and settlements	—	—	5,164	5,164
General and administrative expense	114	3,969	4,686	8,769
Acquisition and integration costs	—	—	290	290
Operating (loss) income	(280)	8,262	(10,140)	(2,158)
Interest expense and financing costs, net				(5,826)
Other income (expense), net				770
Change in value of common stock warrants				(5,300)
Equity loss from Piceance Energy, LLC				(865)
Loss before income taxes				(13,379)
Income tax expense				(650)
Net loss				$(14,029)

Capital expenditures	$338	$39	$—	$377
Note 14—Related Party Transactions
Certain of our stockholders have been lenders under our Tranche B Loan and received common stock warrants exercisable for shares of common stock in connection with the loan. Associated with the Twelfth Amendment to the Tranche B Loan, as discussed in Note 7—Debt, WB Macau55 Ltd., an affiliate of Whitebox Advisors, LLC ("Whitebox") who is a shareholder of the Company, became the sole lender of the Tranche B Loan. Please read Note 15—Subsequent Events for further discussion.
On September 17, 2013, we entered into letter agreements (the “Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF"), and Whitebox each of which own 10% or more of our common stock directly or through affiliates.  Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
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
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three and six month periods ended June 30, 2014.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2014 and 2013

Note 15—Subsequent Events
Tranche B Loan
On July 11, 2014, the Company and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement (the "Credit Agreement") to provide the Company with a term loan of up to $50 million (the "Term Loan") and a bridge loan of up to $75 million (the "Bridge Loan"). The Term Loan amended and restated the Tranche B Loan, reduced the interest rate, and may be used to fund the deposit per the Merger Agreement, transaction costs and general working capital and corporate purposes. The Bridge Loan is solely available to fund the acquisition of Koko'oha and related transaction costs. During July 2014, the Company made two Term Loan draws in the amounts of $10.5 million and $5 million to fund transaction costs, general working capital, and corporate purposes. On July 28, 2014, we entered into an amendment to the Credit Agreement pursuant to which we expanded the Term Loan and borrowed an additional $35 million (the "Additional Advance"), which resulted in net proceeds of approximately $32 million. The Additional Advance must be repaid upon the receipt of net equity proceeds from the rights offering discussed below. Except for the repayment terms, the terms and conditions remained unchanged. We used the proceeds for general working capital and corporate purposes.
Certain lenders to the Credit Agreement are stockholders of the Company.
Texadian Uncommitted Credit Agreement
On August 11, 2014, Texadian and its wholly-owned subsidiary, Texadian Canada, entered into an amendment to extend the maturity date of its uncommitted credit agreement to provide for loans and letters of credit to November 11, 2014. There were no other significant changes to the terms and conditions.
Rights Offering
On July 21, 2014, we issued, at no charge, one transferable subscription right with respect to each share of our common stock then outstanding. Holders of subscription rights are entitled to purchase 0.21 shares of our common stock for each subscription right held at an exercise price of $16.00 per whole share. If the rights offering is fully subscribed, we expect to close the rights offering on or about August 13, 2014, unless extended, and issue approximately 6.4 million shares of common stock resulting in net proceeds to us of approximately $101.5 million.
The rights offering is being made solely by means of a prospectus supplement filed with the SEC on July 22, 2014 in connection with the Company's registration statement on Form S-3, which became effective on July 7, 2014.

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
Prior to July 22, 2014, our common stock was quoted on the OTCQB Marketplace under the symbol “PARR.” Our common stock was listed and began trading on the NYSE MKT on July 22, 2014 under the ticker symbol “PARR.”
Recent Events
Agreement and Plan of Merger
On June 2, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”). Koko'oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the exclusive licensee of the "76" brand in the State of Hawaii and the owner/operator of several terminals and retail gasoline stations. Pursuant to the Merger Agreement, we expect to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the Merger Agreement (the “Merger Consideration”).
Mid Pac distributes gasoline and diesel through over 80 locations across the State of Hawaii, owns four terminals and has throughput rights to a fifth. Mid Pac has the exclusive rights to the "76" brand in Hawaii through 2024. During the six months ended March 31, 2014, Mid Pac sold 37 million gallons of fuel (4,800 bpd) of which 30 million gallons was gasoline (3,900 bpd). All of the gasoline sales would be incremental sales to us. Mid Pac added gasoline volume will increase our on island gasoline sales and decrease our requirement to export gasoline range material. Historically, we estimate that each exported barrel of refined product costs us between $6 and $10 per barrel (including shipping costs, lost product value and other costs). Mid Pac also offers HIE access to the Kauai marketplace through Mid Pac’s Kauai terminal and network of three retail and eight card lock sites. In addition, Mid Pac is the fee owner of 22 of its retail sites, the floor of its current office space in downtown Honolulu and three unimproved land parcels on Kauai.
The closing of the Merger Agreement is subject to certain conditions, including the expiration or termination of the applicable waiting period and any extensions thereof, under the Hart-Scott-Rodino Act and certain other regulatory approvals.
Debt Financing Amendments
In connection with the Merger Agreement, the Company entered into the Twelfth Amendment to its Delayed Draw Term Loan Credit Agreement to increase the Tranche B Loan by $13.2 million to fund the deposit due upon signing the Merger Agreement and pay certain other fees and expenses in June 2014. In July 2014, the Company amended and restated the Tranche B Loan and entered into the Delayed Draw Term Loan (the "Term Loan") and Bridge Loan Credit Agreement (the "Bridge Loan" and collectively with the Term Loan, the "Credit Agreement"). The original Term Loan amount was $50 million and the Bridge Loan permits the Company to borrow up to $75 million. The Bridge Loan is solely available to fund the acquisition of Koko'oha and related transaction costs. During July 2014, we made two Term Loan draws of $10.5 million and $5 million to fund transaction costs, working capital, and general corporate purposes. On July 28, 2014, we entered into an amendment to the Credit Agreement pursuant to which we expanded the Term Loan amount and borrowed an additional $35 million (the"Additional Advance"). The Additional Advance has the same same terms and conditions as the Term Loan except that it must be repaid with the proceeds from the rights offering discussed below. We will use the proceeds for general working capital and corporate purposes.
Rights Offering
On July 21, 2014, we issued, at no charge, one transferable subscription right with respect to each share of our common stock then outstanding. Holders of subscription rights are entitled to purchase 0.21 shares of our common stock for each subscription right held at an exercise price of $16.00 per whole share. We expect to close the rights offering on or about August 13, 2014 and, if the subscription rights are exercised in full, issue approximately 6.4 million shares of common stock resulting in net proceeds to us of approximately $101.5 million.
We believe that our two largest stockholders, will subscribe for, or assign to their affiliates to subscribe for, a number of shares of common stock representing their pro rata share of the shares issued in the rights offering. The rights offering is being made solely by means of a prospectus supplement filed with the SEC on July 22, 2014 in connection with the Company's registration statement on Form S-3, which became effective on July 7, 2014.
Overview
During the six months ended June 30, 2014, we focused on integration efforts to build a platform for anticipated growth and to standardize processes and procedures. Integration efforts included developing internal staff, processes and systems to perform finance/accounting, tax, retail operations, information technology, environmental, health and safety, marine, human resources and other functions. A significant amount of these efforts involved preparing for exiting the transition services agreement we entered into with Tesoro in connection with the acquisition of HIE to provide certain transition services to us including finance, accounting, tax, retail operations, information technology and other services for a period of time (the "Transitions Service Agreement"). The exit from the Transition Service Agreement occurred on May 1, 2014. Our efforts also focused on reducing our reliance on third party service providers.
Since closing the HIE acquisition, we have experienced crack spreads which we believe are not in line with historic norms. Operating results in the second quarter were particularly impacted by negative price movements during the last two weeks of the quarter, as Brent prices spiked while prices for refined products in the Hawaii market lagged. While we saw some recovery during July, global markets for crude oil and the Hawaii market for refined products continue to present us with a challenging environment.

Results of Operations

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)	% Change
Gross Margin
Refining, distribution and marketing	$18,431	$—	$18,431	NM
Commodity marketing and logistics	2,566	3,316	(750)	(23)%
Natural gas and oil	1,839	2,246	(407)	(18)%
Total gross margin	22,836	5,562
Operating expense, excluding depreciation, depletion and amortization expense	35,774	1,961	33,813	1,724%
Depreciation, depletion, and amortization	3,290	1,037	2,253	217%
Trust litigation and settlements	—	3,867	(3,867)	NM
General and administrative expense	5,733	3,441	2,292	67%
Acquisition and integration costs	2,419	15	2,404	16,027%
Total operating expenses	47,216	10,321
Operating loss	(24,380)	(4,759)
Other income (expense)
Interest expense and financing costs, net	(3,397)	(2,690)	(707)	26%
Other income (expense), net	(95)	41	(136)	(332)%
Change in value of common stock warrants	140	(3,300)	3,440	(104)%
Change in value of contingent consideration	2,297	—	2,297	NM
Equity earnings from Piceance Energy, LLC	760	1,495	(735)	(49)%
Total other expense, net	(295)	(4,454)
Loss before income taxes	(24,675)	(9,213)
Income tax expense	(2)	—	(2)	NM
Net loss	$(24,677)	$(9,213)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	% Change
Gross Margin
Refining, distribution and marketing	$45,421	$—	$45,421	NM
Commodity marketing and logistics	4,196	13,262	(9,066)	(68)%
Natural gas and oil	3,416	3,806	(390)	(10)%
Total gross margin	53,033	17,068
Operating expense, excluding depreciation, depletion and amortization expense	69,927	3,199	66,728	2,086%
Depreciation, depletion, and amortization	6,351	1,804	4,547	252%
Trust litigation and settlements	—	5,164	(5,164)	NM
General and administrative expense	10,667	8,769	1,898	22%
Acquisition and integration costs	5,270	290	4,980	1,717%
Total operating expenses	92,215	19,226
Operating loss	(39,182)	(2,158)
Other income (expense)
Interest expense and financing costs, net	(6,904)	(5,826)	(1,078)	19%
Other income (expense), net	(140)	770	(910)	(118)%
Change in value of common stock warrants	1,717	(5,300)	7,017	(132)%
Change in value of contingent consideration	4,762	—	4,762	NM
Equity earnings (losses) from Piceance Energy, LLC	539	(865)	1,404	(162)%
Total other expense, net	(26)	(11,221)
Loss before income taxes	(39,208)	(13,379)
Income tax expense	(37)	(650)	613	(94)%
Net loss	$(39,245)	$(14,029)
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
Gross Margin
Gross margin is defined as revenues less cost of revenues. We believe gross margin is an important measure of operating performance and provides useful information to investors because it eliminates the impact of volatile market prices on revenues and demonstrates the earnings potential of the business before other fixed and variable costs. In order to assess our operating performance, we compare our gross margin (revenues less cost of revenues) to industry gross margin benchmarks.

Gross margin should not be considered an alternative to operating (loss) income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin presented by other companies may not be comparable to our presentation since each company may define this term differently. The following tables present a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating (loss) income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Gross Margin
Refining, distribution and marketing	$18,431	$—
Commodity marketing and logistics	2,566	3,316
Natural gas and oil	1,839	2,246
Total gross margin	22,836	5,562
Operating expense, excluding depreciation, depletion and amortization expense	34,074	—
Lease operating expense	1,700	1,961
Depreciation, depletion, and amortization	3,290	1,037
Trust litigation and settlements	—	3,867
General and administrative expense	5,733	3,441
Acquisition and integration costs	2,419	15
Total operating expenses	47,216	10,321
Operating loss	$(24,380)	$(4,759)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Gross Margin
Refining, distribution and marketing	$45,421	$—
Commodity marketing and logistics	4,196	13,262
Natural gas and oil	3,416	3,806
Total gross margin	53,033	17,068
Operating expense, excluding depreciation, depletion and amortization expense	67,168	—
Lease operating expense	2,759	3,199
Depreciation, depletion, and amortization	6,351	1,804
Trust litigation and settlements	—	5,164
General and administrative expense	10,667	8,769
Acquisition and integration costs	5,270	290
Total operating expenses	92,215	19,226
Operating loss	$(39,182)	$(2,158)
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
The 2014 and 2013 periods lack comparability due to the acquisition of HIE effective September 25, 2013.
Refining, Distribution and Marketing Gross Margin. For the three months ended June 30, 2014, our refining, distribution and marketing gross margin was approximately $18.4 million. There was no such gross margin for the three months ended June 30, 2013 due to HIE being acquired on September 25, 2013.
Commodity, Marketing and Logistics Gross Margin. For the three months ended June 30, 2014, our commodity, marketing and logistics gross margin was approximately $2.6 million, a decrease of $750 thousand when compared to $3.3 million for the three months ended June 30, 2013. The decrease is a result of lower barge transportation revenues due to lower contracted volumes.
Natural Gas and Oil Gross Margin. For the three months ended June 30, 2014, our natural gas and oil gross margin was approximately $1.8 million, a decrease of $407 thousand compared to $2.2 million for the three months ended June 30, 2013. The decrease is primarily related to lower volumes.

Operating Expense. For the three months ended June 30, 2014, operating expense was approximately $35.8 million, an increase of $33.8 million when compared to $2.0 million for the three months ended June 30, 2013. Approximately $34.1 million of the increase is due to HIE being acquired on September 25, 2013.
Depreciation, Depletion, and Amortization. For the three months ended June 30, 2014, depreciation, depletion, and amortization (DD&A) expense was approximately $3.3 million, an increase of $2.3 million compared to $1.0 million for the three months ended June 30, 2013. The increase is primarily due to the DD&A expense associated with HIE, which was acquired on September 25, 2013.
Trust Litigation and Settlements. For the three months ended June 30, 2014, there was no trust litigation and settlement expense compared to $3.9 million for the three months ended June 30, 2013 due to no significant activity occurring in the current year.
General and Administrative Expense. For the three months ended June 30, 2014, general and administrative expense was approximately $5.7 million, an increase of $2.3 million compared to $3.4 million for the three months ended June 30, 2013. The increase is primarily due to higher professional fees and stock-based compensation expense.
Acquisition and Integration Costs. For the three months ended June 30, 2014, acquisition and integration costs were approximately $2.4 million, an increase of $2.4 million compared to $15 thousand for the three months ended June 30, 2013. The increase is due to costs incurred to exit the Transition Services Agreement with Tesoro, Mid Pac acquisition costs, and further integration efforts associated with the HIE acquisition.
Interest Expense and Financing Costs, net. For the three months ended June 30, 2014, interest expense and financing costs were approximately $3.4 million, which was an increase of $707 thousand compared to $2.7 million for the three months ended June 30, 2013. The increase is primarily due to a higher amount of debt outstanding in the current period related to HIE which was acquired on September 25, 2013. The higher level of debt is partially offset by lower effective interest rates. In November 2013, we repaid the Delayed Draw Term Loan Credit Agreement with proceeds from a private placement of common stock.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2014, the change in value of common stock warrants resulted in a gain of approximately $140 thousand, a change of $3.4 million when compared to a loss of $3.3 million for the three months ended June 30, 2013. During the three months ended June 30, 2013, the volatility of our stock price increased which resulted in an increase in the value of the common stock warrants causing the prior year loss. During the three months ended June 30, 2014, there were no significant changes in the valuation assumptions.
Change in Value of Contingent Consideration. For the three months ended June 30, 2014, the change in value of contingent consideration was approximately $2.3 million. The contingent consideration relates to the HIE Acquisition which occurred on September 25, 2013, and the change in our estimate of the contingent obligation related to an overall decrease in our expected cash flows related to HIE.
Equity Earnings (Losses) From Piceance Energy, LLC. For the three months ended June 30, 2014, the income from Piceance Energy was approximately $760 thousand, a decrease of $735 thousand compared to $1.5 million for the three months ended June 30, 2013. The decrease is primarily due to higher lease operating expenses.
Income Taxes. For the three months ended June 30, 2014, we recorded approximately $2 thousand of state tax expense. There was no income tax expense for the three months ended June 30, 2013. We recorded no federal income tax benefit in any period presented as the federal benefit is offset by an equal change in our valuation allowance.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013
The 2014 and 2013 periods lack comparability due to the acquisition of HIE effective September 25, 2013.
Refining, Distribution and Marketing Gross Margin. For the six months ended June 30, 2014, our refining, distribution and marketing gross margin was approximately $45.4 million. There was no such gross margin for the six months ended June 30, 2013 due to HIE being acquired on September 25, 2013.
Commodity, Marketing and Logistics Gross Margin. For the six months ended June 30, 2014, our commodity, marketing and logistics gross margin was approximately $4.2 million, a decrease of $9.1 million when compared to $13.3 million for the six months ended June 30, 2013. The decrease is a result of lower trading differentials on heavy Canadian crude oil and lower volumes.

Natural Gas and Oil Gross Margin. For the six months ended June 30, 2014, our natural gas and oil gross margin was approximately $3.4 million, a decrease of $390 thousand compared to $3.8 million for the three months ended June 30, 2013. The decrease is primarily related to lower volumes.
Operating Expense. For the six months ended June 30, 2014, operating expense was approximately $69.9 million, an increase of $66.7 million when compared to $3.2 million for the six months ended June 30, 2013. The increase is due to HIE being acquired on September 25, 2013.
Depreciation, Depletion, and Amortization. For the six months ended June 30, 2014, depreciation, depletion, and amortization (DD&A) expense was approximately $6.4 million, an increase of $4.5 million compared to $1.8 million for the six months ended June 30, 2013. The increase is primarily due to the DD&A expense associated with HIE, which was acquired on September 25, 2013.
Trust Litigation and Settlements. For the three months ended June 30, 2014, there was no trust litigation and settlement expense, compared to $5.2 million for the three months ended June 30, 2013 due to no significant activity occurring in the current year.
General and Administrative Expense. For the six months ended June 30, 2014, general and administrative expense was approximately $10.7 million, an increase of $1.9 million compared to $8.8 million for the six months ended June 30, 2013. The increase is primarily due to higher professional fees and stock-based compensation partially offset by decreases in accrued bonuses.
Acquisition and Integration Costs. For the six months ended June 30, 2014, acquisition and integration costs were approximately $5.3 million, an increase of $5.0 million compared to $290 thousand for the six months ended June 30, 2013. The increase is due to costs incurred to exit the Transition Services Agreement with Tesoro, further integration efforts associated with the HIE acquisition and Mid Pac costs.
Interest Expense and Financing Costs, net. For the six months ended June 30, 2014, our interest expense and financing costs were approximately $6.9 million, which was an increase of $1.1 million compared to $5.8 million for the six months ended June 30, 2013. The increase is primarily due to a higher amount of debt outstanding in the current period related to HIE which was acquired on September 25, 2013. The higher level of debt is partially offset by lower effective interest rates. In November 2013, we repaid the Delayed Draw Term Loan Credit Agreement with proceeds from a private placement common of stock.
Other income (expense), net. For the six months ended June 30, 2014, other expense was approximately $140 thousand, a decrease of $910 thousand compared to other income of $770 thousand for the six months ended June 30, 2013. Other income for the six months ended June 30, 2013 included a franchise tax refund and income from a legal settlement that were both nonrecurring. There were no individually significant items during the six months ended June 30, 2014.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2014, the change in value of common stock warrants resulted in a gain of approximately $1.7 million, a change of $7 million when compared to a loss of $5.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, our stock price decreased which resulted in a decrease in the value of the common stock warrants. Conversely, our stock price increased during the six months ended June 30, 2013, which resulted in a loss as the value of the common stock warrants also increased.
Change in Value of Contingent Consideration. For the six months ended June 30, 2014, the change in value of contingent consideration was approximately $4.8 million. The contingent consideration relates to the HIE Acquisition which occurred on September 25, 2013, and the change in our estimate of the contingent obligation related to an overall decrease in our expected future cash flows related to HIE.
Equity Earnings (Losses) From Piceance Energy, LLC. For the six months ended June 30, 2014, the earnings from Piceance Energy was approximately $539 thousand, a change of $1.4 million compared to a loss of $865 thousand for the six months ended June 30, 2013. The favorable change is due to higher realized natural gas sales prices.
Income Taxes. For the six months ended June 30, 2014, we recorded approximately $37 thousand of state tax expense compared to state income tax expense of $650 thousand for the six months ended June 30, 2013. The change is primarily attributable to the decrease in commodity marketing and logistics operating income resulting in lower state taxes. We recorded no federal income tax benefit in any period presented as the federal benefit is offset by an equal change in our valuation allowance.

Liquidity and Capital Resources
The following table summarizes our liquidity position as of August 4, 2014 and June 30, 2014 (in thousands):

	Refining, distribution and marketing	Commodity marketing and logistics	Other	Total
August 4, 2014
Cash and cash equivalents	$2,700	$7,469	$27,804	$37,973
Revolver availability	—	—	—	—
ABL Facility	15,397	32,280	—	47,677
Total available liquidity	$18,097	$39,749	$27,804	$85,650

	Refining, distribution and marketing	Commodity marketing and logistics	Other	Total
June 30, 2014
Cash and cash equivalents	$7,207	$9,528	$1,116	$17,851
Revolver availability	—	—	—	—
ABL Facility	18,564	14,946	—	33,510
Total available liquidity	$25,771	$24,474	$1,116	$51,361

As of June 30, 2014, we have access to the HIE committed ABL Credit Agreement, the HIE-Retail committed Revolving Credit Agreement, the Texadian Uncommitted Credit Agreement, the Tranche B Term Loan, and cash of $17.9 million. Our recent results and our view of refining margins resulted in our action in July 2014 to increase the Tranche B Term Loan by $35 million to $85 million and we have undertaken a $100 million rights offering to facilitate the funding of the Mid Pac acquisition and for general corporate needs. In addition, to enable the successful completion of the Mid Pac acquisition we have a $75 million Bridge Loan facility.
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2014 (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash (used in) provided by operating activities	$(73,180)	$11,830
Net cash used in investing activities	$(16,491)	$(37,527)
Net cash provided by financing activities	$69,461	$62,530
Net cash used in operating activities was approximately $73.2 million for the six months ended June 30, 2014 which resulted from a net loss of approximately $39.2 million offset by non-cash charges to operations of approximately $5.9 million and net cash used for changes in operating assets and liabilities of approximately $39.9 million which consisted primarily of a deposit of approximately $47.2 million paid to a crude supplier. Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $11.8 million which resulted from a net loss of approximately $14 million offset by non-cash charges to operations of approximately $19.2 million and net cash used for changes in operating assets and liabilities of approximately $6.7 million. Additionally, there was $1.2 million in cash used to pay professional fees that was funded from restricted cash.
For the six months ended June 30, 2014, net cash used in investing activities was approximately $16.5 million and primarily related to the Mid Pac acquisition deposit of $10 million and additions to property and equipment totaling approximately $5.9 million. Net cash used in investing activities was approximately $37.5 million for the six months ended June 30, 2013 and was primarily related to the HIE acquisition deposit of $40 million offset by proceeds from assets held for sale.
Net cash provided by financing activities for the six months ended June 30, 2014 was approximately $69.5 million and consisted of $47.2 million in proceeds from the supply and exchange agreements to fund a deposit with a crude supplier, $13.2 million borrowed under the Tranche B Loan used to fund the Mid Pac acquisition deposit, and incremental borrowings under the HIE ABL Facility and the Retail Revolver. For the six months ended June 30, 2013, net cash provided by financing activities totaled $62.5 million resulting from $45 million in borrowings under our Delayed Draw Term Loan Credit Agreement and $19 million from the release of restricted cash that was previously used to secure a letter of credit. The borrowings under our former Delayed Draw Term Loan Credit Agreement were used for general corporate purposes.
Capital Expenditures
Our capital expenditures for the six months ended June 30, 2014 totaled approximately $5.9 million and were primarily related to information technology and software to establish our accounting system for the assets acquired in the HIE Acquisition as we prepared to exit the Transition Services Agreement on May 1, 2014.
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
Furthermore, in April 2014, we agreed to fund our share of a drilling program for Piceance Energy. We expect to contribute approximately $3.3 million to Piceance Energy during the first or second quarter 2015.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditure, working capital and debt service requirements for the next 12 months. We will require additional capital resources to fund the Merger Consideration for the acquisition of Mid Pac or any other significant changes to our business. We cannot offer any assurance that such capital, beyond the $75 million available under the Bridge Loan, will be available in sufficient amounts or at an acceptable cost.
Commitments and Contingencies
HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. Please read Note 6—Supply and Exchange Agreements for further discussion.
Effective as of July 31, 2014, HIE supplemented the Supply and Exchange Agreements by entering into the Refined Product Supply Master Confirmation, pursuant to which Barclays may provide refined product supply and intermediation arrangements to HIE.
For a discussion of other Commitments and Contingencies, please read Note 9—Commitments and Contingencies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, due to not having appropriate controls in place to ensure inventory measurements were correctly calculated and the significant number of late adjustments and corrections to the consolidated financial statements.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2014, we have made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	implemented a management reporting package and reduced the accounting close process time allowing for additional review and analysis of our results;

•	exited the Transition Services Agreement with Tesoro related to the HIE acquisition; and

•	enhanced controls over inventory movements and processes.
We are continuing our efforts to strengthen our internal control over financial reporting; however our remediation efforts are not yet complete. Therefore, management has concluded that a material weakness exists in the Company's internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”).  Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of June 30, 2014, the Company continues to utilize the 1992 Framework during its transition to the 2013 Framework by the end of 2014.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  Please read Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements for further discussion of legal proceedings.
Item 1A. Risk Factors
We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
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
In connection with the preparation of previously filed financial statements, we identified a material weakness in our internal control over financial reporting that resulted in the restatement of certain of our previously issued consolidated financial statements. Failure to remediate our material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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
Texadian’s cash flows may be impacted by reduced shipping capacity on the Express Pipeline System.
Texadian is primarily focused on the domestic merchandising and transportation of crude oil, and uses a variety of transportation modes, including pipelines.  For the transportation of crude oil from Western Canada into the United States, Texadian has maintained historical shipper capacity on certain common carrier pipelines regulated by the National Energy Board in Canada and the Federal Energy Regulatory Commission in the United States.  In connection with a recent open season process for allocating capacity on two such pipelines, Texadian and other similarly situated shippers were informed that their capacity rights may be reduced below historical levels in light of certain contractually committed volume.  To the extent such pipelines are successful in reducing Texadian’s historical shipping capacity, Texadian’s cash flows may be negatively impacted.

Risks related to the Mid Pac acquisition
Below are additional risks relating to the Mid Pac acquisition.
The representations, warranties and indemnification obligations of Koko’oha in the Merger Agreement are limited; as a result, the assumptions on which our estimates of future results contemplated by the Merger Agreement have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the Mid Pac acquisition, if completed.
The representations and warranties of Koko’oha contained in the Merger Agreement are limited. In addition, the agreement provides limited indemnities. As a result, the assumptions on which our estimates of future results of the transactions contemplated by the Merger Agreement have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the Mid Pac acquisition, including anticipated increased cash flows.
Acquisitions, such as the Mid Pac acquisition, if completed, may prove to be worth less than we paid because of uncertainties in evaluating potential liabilities.
Our recent growth is due in large part to acquisitions, such as the acquisitions of Texadian, HIE and, if completed, the Mid Pac acquisition. We expect acquisitions, such as the acquisitions of Texadian, HIE and, if completed, the Mid Pac acquisition, to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired companies and their businesses that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. We conducted limited due diligence in connection with the Mid Pac acquisition prior to signing the Merger Agreement and are continuing to conduct due diligence during the period between the signing and closing of the acquisition. Certain due diligence related to competitive factors will not be known until the HSR review is completed. As a result, there may be unknown and contingent liabilities related to Mid Pac and its business of which we are unaware. We could be liable for unknown obligations relating to the Mid Pac acquisition, if completed, for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.
We may have difficulty integrating and managing the growth associated with the Mid Pac acquisition.
The Mid Pac acquisition, if completed, is expected to result in a significant growth in our assets and revenues and may place a significant strain on our financial, technical, operational, and administrative resources. We may not be able to integrate the operations of Mid Pac without increases in costs, losses in revenues, or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings, or other benefits expected from the Mid Pac acquisition. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We believe our general and administrative expenses for the third quarter and fourth quarter of 2014 will increase due to the Mid Pac acquisition, including integrating the acquired business of Mid Pac. We have hired or intend to hire additional new employees that we expect will be required to manage the business of Mid Pac and plan to add resources as needed as we scale up our business. However, we may experience difficulties in finding the additional qualified personnel. In an effort to stay on schedule with our planned activities, we intend to supplement our staff with contract and consultant personnel until we are able to hire new employees. Our ability to continue to grow after this acquisition will depend upon a number of factors, including our ability to identify and acquire new acquisition targets, our ability to continue to retain and attract skilled personnel, the results of our acquisition efforts, and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.
Obtaining required regulatory approvals may prevent or delay completion of the Mid Pac acquisition or reduce the anticipated benefits of the Mid Pac Acquisition or may require changes to the structure or terms of the Mid Pac acquisition.
Completion of the Mid Pac acquisition is conditioned upon, among other things, the expiration or termination of the applicable waiting period, including any extension thereof, under HSR. The time it takes to obtain these approvals may delay the completion of the Mid Pac acquisition. Further, regulatory authorities may place certain conditions on their approval of the transaction. Satisfying these conditions may also delay the completion of the transaction and/or may reduce the anticipated benefits of the Mid Pac acquisition, which could have a material adverse effect on our business and cash flows, financial condition and results of operations. Additionally, at any time before or after the transaction is completed, the Antitrust Division of the Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the transaction, including seeking to enjoin completion of the transaction, condition completion of the transaction upon the divestiture of certain assets or impose restrictions on the post-closing operations. Any of these requirements or restrictions may prevent or delay completion of the Mid Pac acquisition or may reduce the anticipated benefits of the Mid Pac acquisition, which could also have a material adverse effect on our business and cash flows, financial condition and results of operations.
The results of our ongoing due diligence in connection with the Mid Pac acquisition could have a significant negative effect on our financial condition and results of operations.
We conducted limited due diligence in connection with the Mid Pac acquisition prior to signing the Merger Agreement and are continuing to conduct due diligence during the period between the signing and closing of the acquisition. Certain due diligence related to competitive factors will not be known until the HSR review is completed. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process and the fact that such efforts do not always lead to a consummated transaction. Diligence may not reveal all material issues that may affect a particular entity. In addition, factors outside the control of the entity and outside of our control may later arise. If, during the diligence process, we fail to identify issues specific to an entity or the environment in which the entity operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may become subject if we obtain debt financing. We cannot assure you that we will not have to take write-downs or write-offs in connection with the acquisitions of certain of the assets and assumption of certain liabilities of Mid Pac, which could have a negative effect on our financial condition and results of operation following closing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of equity securities during the quarter ended June 30, 2014 that were not registered under the Securities Act of 1933, as amended.
Dividends
Our current debt agreements restrict the payment of dividends by us.
Stock Repurchases
There were no repurchases of our common stock during the quarter ended June 30, 2014.
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

2.5	Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative.*, ***

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 7, 2012.

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

3.5
First Amendment to to the Amended and Restated Bylaws of Par Petroleum Corporation dated June 12, 2014. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2014.

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

4.3
First Amendment to the Stockholders Agreement dated June 12, 2014 by and among Par Petroleum Corporation, Zell Credit Opportunities Fund, L.P., ZCOF Par Petroleum Holdings, LLC, Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral Master Fund, Ltd., Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 18, 2014.

4.4
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

4.6	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.7	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.8
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

10.1
Twelfth Amendment to Delayed Draw Term Loan Credit Agreement dated as of May 30, 2014, by and among the company, the Guarantors party thereto, WB Macau 55 Ltd. and Jefferies Finance L.L.C., as administrative agent for the lender. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2014.

10.2	Form of Subscription and Lock-Up Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.3	Form of Award of Restricted Stock (Stock Purchase Plan). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.4	Form of Nonstatutory Stock Option Agreement (Stock Purchase Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.5
Par Petroleum Corporation Discretionary Long Term Incentive Plan for 2014 dated June 12, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.6	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.7	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.8	Par Petroleum Corporation NAV (Net Asset Value) Unit Plan dated June 12, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.9	Form of NAV Units Plan Award. Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.10	Par Petroleum Corporation Directors’ Deferred Compensation Plan dated June 12, 2014. Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

10.11	Deferral Election Form. Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*     Filed herewith.
**    These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
***    Schedules and similar attachments to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PETROLEUM CORPORATION (Registrant)

By:	/s/ William Monteleone
William Monteleone
Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Date: August 11, 2014