Form 10-Q
period 2014-09-30
PAR PETROLEUM CORP/CO
filed 2014-11-12
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
36,800,430 shares of common stock, $0.01 par value per share, were outstanding as of November 6, 2014.

1

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise.

2

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$97,436	$38,061
Restricted cash	750	802
Trade accounts receivable	138,574	117,493
Inventories	393,182	380,623
Prepaid and other current assets	7,140	7,522
Total current assets	637,082	544,501
Property and equipment
Property, plant and equipment	116,755	107,623
Proved oil and gas properties, at cost, successful efforts method of accounting	5,261	4,949
Total property and equipment	122,016	112,572
Less accumulated depreciation, depletion, and amortization	(11,113)	(3,968)
Property and equipment, net	110,903	108,604
Long-term assets
Investment in Piceance Energy, LLC	103,182	101,796
Intangible assets, net	8,421	11,170
Goodwill	22,021	20,603
Other long-term assets	36,207	26,539
Total assets	$917,816	$813,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of debt	$37,950	$3,250
Obligations under supply and exchange agreements	388,379	385,519
Accounts payable	42,269	28,870
Other accrued liabilities	40,281	31,956
Accrued settlement claims	3,772	3,793
Total current liabilities	512,651	453,388
Long-term liabilities
Long – term debt, net of current maturities and unamortized discount	120,763	94,030
Common stock warrants	13,218	17,336
Contingent consideration	6,222	11,980
Deferred income tax	25	216
Long-term capital lease obligations	1,471	1,526
Other liabilities	8,472	6,473
Total liabilities	662,822	584,949
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value: authorized 3,000,000 shares, none issued	—	—
Common stock, $0.01 par value; authorized 500,000,000 shares at September 30, 2014 and December 31, 2013, issued 36,645,196 shares and 30,151,000 shares at September 30, 2014 and December 31, 2013, respectively	365	301
Additional paid-in capital	421,343	315,975
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(166,713)	(88,012)
Total stockholders’ equity	254,994	228,264
Total liabilities and stockholders’ equity	$917,816	$813,213

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Refining, distribution and marketing revenues	$799,213	$28,605	$2,292,202	$28,605
Commodity marketing and logistics revenues	53,406	4,598	102,384	95,045
Natural gas and oil revenues	1,667	2,182	5,083	5,988
Total operating revenues	854,286	35,385	2,399,669	129,638
Operating expenses
Cost of revenues	830,438	30,656	2,322,788	107,841
Operating expense, excluding depreciation, depletion and amortization expense	42,729	1,190	109,897	1,190
Lease operating expense	1,204	1,015	3,963	4,214
Depreciation, depletion, and amortization	3,918	1,218	10,269	3,022
Loss (gain) on sale of assets, net	624	—	624	(50)
Trust litigation and settlements	—	549	—	5,713
General and administrative expense	8,115	3,026	18,782	11,795
Acquisition and integration costs	3,856	6,147	9,126	6,437
Total operating expenses	890,884	43,801	2,475,449	140,162
Operating loss	(36,598)	(8,416)	(75,780)	(10,524)
Other income (expense)
Interest expense and financing costs, net	(7,076)	(3,935)	(13,980)	(9,761)
Other income (expense), net	(164)	28	(304)	747
Change in value of common stock warrants	2,401	(1,390)	4,118	(6,690)
Change in value of contingent consideration	996	—	5,758	—
Equity earnings (losses) from Piceance Energy, LLC	835	(907)	1,374	(1,772)
Total other income (expense), net	(3,008)	(6,204)	(3,034)	(17,476)
Loss before income taxes	(39,606)	(14,620)	(78,814)	(28,000)
Income tax benefit (expense)	150	—	113	(650)
Net loss	$(39,456)	$(14,620)	(78,701)	(28,650)
Basic and diluted loss per common share	$(1.19)	$(0.87)	$(2.51)	$(1.77)
Weighted average number of shares outstanding:
Basic	33,137	16,752	31,311	16,163
Diluted	33,137	16,752	31,311	16,163
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(39,456)	$(14,620)	$(78,701)	$(28,650)
Other comprehensive loss:
Other post-retirement benefits and total other comprehensive loss	(1)	—	(1)	—
Comprehensive loss	$(39,457)	$(14,620)	$(78,702)	$(28,650)
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(78,701)	$(28,650)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	10,269	3,022
Non-cash interest expense	10,632	9,610
Change in value of common stock warrants	(4,118)	6,690
Change in value of contingent consideration	(5,758)	—
Deferred taxes	(191)	—
(Gain) loss on sale of assets, net	624	(50)
Stock-based compensation	4,158	491
Unrealized gain on derivative contracts	(317)	—
Equity (earnings) losses from Piceance Energy, LLC	(1,374)	1,772
Other	—	33
Net changes in operating assets and liabilities:
Trade accounts receivable	(20,696)	(16,161)
Prepaid and other assets	527	56
Inventories and obligations under supply and exchange agreements	(9,699)	(16,571)
Accounts payable and other accrued liabilities	17,965	48,790
Net cash (used in) provided by operating activities	(76,679)	9,032
Cash flows from investing activities
Payment of deposit for Koko'oha acquisition	(10,000)	—
Capital expenditures	(6,726)	(4,627)
Proceeds from sale of assets	595	2,850
Purchase of HIE, net of cash acquired, including working capital settlement	(582)	(559,607)
Cash restricted for letter of credit	—	(1,030)
Investment in Piceance Energy, LLC	(12)	(261)
Net cash used in investing activities	(16,725)	(562,675)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	101,561	199,170
Proceeds from borrowings	289,391	67,655
Repayments of borrowing	(232,255)	(52,007)
Payment of deferred loan costs	(5,683)	(2,264)
Purchase of common stock for retirement	(287)	—
Proceeds from supply and exchange agreements	—	384,948
Restricted cash released	52	19,000
Net cash provided by financing activities	152,779	616,502
Net increase in cash and cash equivalents	59,375	62,859
Cash at beginning of period	38,061	6,185
Cash at end of period	$97,436	$69,044
Supplemental cash flow information
Cash received (paid) for:
Interest	$(3,348)	$(93)
Taxes	$233	$—
Non-cash investing and financing activities
Accrued capital expenditures	$3,230	$—
Stock issued to settle bankruptcy claims	$—	$2,468
Stock issued in exchange of liability	$—	$932
Restricted cash used to settle bankruptcy claims	$—	$4,250
See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Note 1—Overview
We are a diversified energy company based in Houston, Texas. Currently, we operate in three segments: (i) refining, distribution and marketing, (ii) natural gas and oil operations, and (iii) commodity marketing and logistics.
Our refining, distribution and marketing segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single point mooring and retail outlets which distribute gasoline and diesel throughout Hawaii. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. The refining, distribution and marketing segment was established through the acquisition of Hawaii Independent Energy, LLC ("HIE") (formerly known as Tesoro Hawaii, LLC) on September 25, 2013 for approximately $75 million in cash, plus net working capital and inventories, certain contingent earnout payments of up to $40 million, and the funding of certain start-up expenses and overhaul costs prior to closing.
Our natural gas and oil assets are non-operated and are concentrated in our 33.34% ownership of Piceance Energy, LLC ("Piceance Energy"), a joint venture entity operated by Laramie Energy II, LLC ("Laramie") and focused on producing natural gas in Garfield and Mesa Counties, Colorado. In addition, we own non-operating interests in Colorado and offshore California, and an overriding royalty interest in New Mexico. Our interests are heavily weighted towards natural gas and natural gas liquids.
Our commodity marketing and logistics segment focuses on sourcing, marketing, transporting and distributing crude oil and refined products. Our logistics capability consists of historical pipeline shipping status, a rail car fleet, and expertise in contracted chartering of tows and barges, with the capability of moving crude oil from land-locked locations in the Western U.S. and Canada to the refining hubs in the Midwest, the Gulf Coast, and the East Coast regions of the U.S.
We amended and restated our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share, effective on January 29, 2014 for trading purposes. All references in the financial statements to the number of shares of common stock or warrants, price per share and weighted average number of common stock shares outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.
As a result of the HIE acquisition, our results of operations for any period after September 30, 2013 will not be comparable to any prior period. We anticipate our results of operations, capital and liquidity position and the overall success of our business will depend, in large part, on the results of our refinery segment. The differences, or spread, between crude oil prices and the prices we receive for finished products (known as the “crack spread”), both of which are largely beyond our control, will be the primary driver of the refinery segment results of operations and, therefore, of our profitability.
Our common stock is listed and trades on the NYSE MKT under the ticker symbol “PARR.”
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our amended Annual Report on Form 10-K for the year ended December 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair value of assets and liabilities, natural gas and oil reserves, income taxes and the valuation allowances related to deferred tax assets, derivatives, asset retirement obligations, contingencies and litigation accruals. Actual results could differ from these estimates.
Other Post-retirement Benefits - Medical
The Company recognizes an asset for the overfunded status or a liability for the underfunded status of its post-retirement benefit plan. The funded status is recorded within Other long-term liabilities. Changes in the plan's funded status are recognized in Other comprehensive loss in the period the change occurs.
Accounting Principles Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. We are still determining the impact this guidance will have on our financial condition, results of operations and cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our financial condition, results of operations and cash flows.
Note 3—Investment in Piceance Energy
We account for our 33.34% ownership interest in Piceance Energy using the equity method of accounting because we are able to exert significant influence, but do not control, its operating and financial policies. Piceance Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $120 million.  As of September 30, 2014, the balance outstanding on the revolving credit facility was approximately $96 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interests of our wholly owned subsidiary, Par Piceance Energy Equity LLC ("Par Piceance Energy"). Under the terms of its credit facility, Piceance Energy is generally prohibited from making cash distributions to its owners, including us.
The change in our investment in Piceance Energy is as follows (in thousands):

Nine Months Ended September 30, 2014
Beginning balance	$101,796
Income from Piceance Energy	945
Accretion of basis difference	429
Capitalized drilling costs obligation paid	12
Ending balance	$103,182

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Summarized financial information for Piceance Energy is as follows (in thousands):

	September 30, 2014	December 31, 2013
Current assets	$7,459	$5,901
Non-current assets	459,587	454,402
Current liabilities	(13,135)	(13,040)
Non-current liabilities	(100,550)	(96,738)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Oil, natural gas and natural gas liquids revenues	$21,347	$14,622	$62,315	$44,076
Income (loss) from operations	870	(2,088)	6,468	(3,911)
Net income (loss)	2,111	(2,721)	2,835	(5,317)
Net income for the three and nine months ended September 30, 2014 includes $9.6 million and $24.9 million in depletion, depreciation and amortization ("DD&A") expense and $2.6 million and $2.4 million in unrealized gains on derivative instruments, respectively. The net income (loss) for the three and nine months ended September 30, 2013 includes $6.9 million and $17.6 million in DD&A expense and $210 thousand in unrealized loss and $639 thousand in unrealized gain on derivative instruments, respectively.
At September 30, 2014 and December 31, 2013, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $14.9 million and $15.3 million, respectively. This difference arose due to lack of control and marketability discounts and we attributed the difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimate of proved reserves at the date Piceance Energy was formed.
Note 4—Acquisitions
Agreement and Plan of Merger
On June 2, 2014, the Company and a wholly-owned indirect subsidiary entered into an agreement and plan of merger (the “Merger Agreement”) with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”). Koko’oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the exclusive licensee of the “76” brand in the state of Hawaii and the owner/operator of several terminals and retail gasoline stations across Hawaii. Pursuant to the Merger Agreement, the Company expects to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the Merger Agreement. On September 9, 2014, we entered into an amendment to the Merger Agreement with Koko'oha to extend the date by which the Company or Koko'oha can terminate the Merger Agreement for failure to consummate the merger contemplated thereby to January 1, 2015.
The closing of the Merger Agreement is subject to certain conditions, including the expiration or termination of the applicable waiting period and any extensions thereof, under the Hart-Scott-Rodino Act (the "HSR Act") and certain other regulatory approvals. On July 30, 2014, the Company received a second request for information from the Federal Trade Commission and we are in the process of responding.
In connection with and due upon signing the Merger Agreement, the Company funded a $10 million deposit against the purchase price, which was funded through proceeds from the Twelfth Amendment to the Tranche B Loan and is included in Other long-term assets on our unaudited condensed consolidated balance sheet. Please read Note 7—Debt for further information. We are obligated to deposit an additional $5 million against the purchase price within three days of the expiration of the waiting period under the HSR Act. If the Merger Agreement is terminated due to a breach of representations and obligations by us, we forfeit the deposits. If the Merger Agreement is terminated due to mutual consent, government order or closing does not occur on or before January 1, 2015, the deposits will be refunded to the Company. If the Merger Agreement is terminated due to Mid-Pac's breach of representations and warranties, the deposits will be returned to the Company and Mid-Pac will be obligated to pay us an additional $5 million if the termination occurs prior to the expiration or early termination of the waiting period under the HSR Act or $7.5 million if it occurs after.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Hawaii Independent Energy, LLC
On September 25, 2013, we completed the HIE acquisition. We accounted for the acquisition of HIE as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition.
During the quarter ended September 30, 2014, we finalized the HIE acquisition purchase price allocation. During 2014, the primary purchase price allocation adjustments related to the finalization of the post-retirement medical plan, working capital settlements, and allocating value to underground storage tanks installed by Tesoro Corporation in conjunction with the Environmental Agreement. Please read Note 11—Other Post-retirement Benefits - Medical and Note 9—Commitments and Contingencies for additional information.
A summary of the final estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

	Preliminary	Adjustment	Final
Inventory	$418,750	$—	$418,750
Trade accounts receivable	59,485	68	59,553
Prepaid and other current assets	1,978	519	2,497
Property, plant and equipment	58,782	888	59,670
Land	39,800	—	39,800
Goodwill	13,613	1,418	15,031
Intangible assets	4,689	(93)	4,596
Accounts payable and other current liabilities	(18,154)	(1,623)	(19,777)
Contingent consideration liability	(11,980)	—	(11,980)
Other non-current liabilities	(6,384)	(1,178)	(7,562)
Other comprehensive loss	—	1	1
Total	$560,579	$—	$560,579

The unaudited pro forma financial information presented below assumes that the HIE acquisition occurred as of January 1, 2013 (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$648,568	$2,199,643
Net loss	$(32,638)	$(75,825)
Note 5—Inventories
Inventories at September 30, 2014 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$130,887	$130,887
Refined products and blend stock	77,802	170,030	247,832
Warehouse stock and other	14,463	—	14,463
Total	$92,265	$300,917	$393,182

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Inventories at December 31, 2013 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$137,706	$137,706
Refined products and blend stock	67,532	161,554	229,086
Warehouse stock and other	13,831	—	13,831
Total	$81,363	$299,260	$380,623
Note 6—Supply and Exchange Agreements

HIE entered into several agreements with Barclays Bank PLC ("Barclays"), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE. HIE entered into the Supply and Exchange Agreements for the purpose of managing its working capital and the crude oil and refined product inventory at the refinery. Effective July 31, 2014, HIE supplemented the Supply and Exchange Agreements by entering into the Refined Product Supply Master Confirmation, pursuant to which Barclays may provide refined product supply and intermediation arrangements to HIE.
Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the refinery and holds title to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside of our refinery. We hold title to the inventory during the refining process. Barclays sells the crude oil to us as it is discharged out of the refinery's tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third party sales of refined product. We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.
We record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory.
In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined product inventory equal to or in excess of the Block Volume at period end, we record a liability, valued at the carrying value, for only the Block Volume.  To the extent we have refined product inventory less than the Block Volume at period-end, we record a liability for the refined product inventory on hand at its carrying value, plus a liability for the shortfall in volumes valued at current market prices. The liability related to the Supply and Exchange Agreements is included in Obligations under supply and exchange agreements on our unaudited consolidated balance sheets.
For the three and nine months ended September 30, 2014, we incurred approximately $4.6 million and $12 million in handling fees related to the Supply and Exchange Agreements, respectively, which is included in Cost of revenues on our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, Interest expense and financing costs, net, on our unaudited condensed consolidated statements of operations includes approximately $1.8 million and $4.9 million of expenses related to the Supply and Exchange Agreements, respectively.
Note 7—Debt
Our debt is as follows (in thousands):

	September 30, 2014	December 31, 2013
Term Loan	$84,363	$19,480
ABL Facility	50,950	51,800
HIE Retail Credit Agreement	23,400	26,000
Total debt	158,713	97,280
Less: current maturities	(37,950)	(3,250)
Long term debt, net of current maturities	$120,763	$94,030

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Additionally, as of September 30, 2014, we had approximately $36.4 million and $2.4 million in letters of credit outstanding under the Texadian Uncommitted Credit Agreement and ABL Facility, respectively.
Term Loan
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
On July 11, 2014, the Company and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement (the "Credit Agreement") to provide the Company with a term loan of up to $50 million (the "Term Loan") and a bridge loan of up to $75 million (the "Bridge Loan"). The Term Loan amended and restated the Tranche B Loan, reduced the interest rate, and may be used to fund the deposit per the Merger Agreement, for transaction costs and for working capital and general corporate purposes. The Term Loan matures on July 11, 2018 and bears interest at either 10% per annum if paid in cash or 12% per annum if paid in kind, at our election, and has an original issue discount of 5%. During July 2014, the Company made two Term Loan draws in the amounts of $10.5 million and $5 million to fund transaction costs, general working capital, and corporate purposes.
On July 28, 2014, we entered into a First Amendment to the Credit Agreement pursuant to which we expanded the Term Loan and borrowed an additional $35 million (the "Advance"), which resulted in net proceeds to us of approximately $32 million. The Advance was to be repaid upon the receipt of net equity proceeds from the rights offering discussed below. Please read Note 10—Stockholders' Equity for more information. Except for the repayment terms, all other terms and conditions remained unchanged. We used the proceeds for working capital and general corporate purposes.
On September 3, 2014, we terminated all of the Bridge Loan commitments under the Credit Agreement. On September 10, 2014, we entered into a Second Amendment to the Credit Agreement whereby we extended the repayment date of the Advance to March 31, 2015. All other terms and conditions remained unchanged. We expensed approximately $1.8 million of financing costs associated with the termination of the Bridge Loan.
Certain lenders to the Credit Agreement are stockholders of the Company. Please read Note 15—Related Party Transactions for more information.
Texadian Uncommitted Credit Agreement
On October 31, 2014, Texadian and its wholly-owned subsidiary, Texadian Canada, entered into an amendment to increase the principal amount of the credit facility available to provide for loans and letters of credit from $50 million to $85 million until December 30, 2014, after which the principal amount of the credit facility shall be reduced to $50 million. In addition, the amendment extends the termination date of the credit agreement from November 11, 2014 to May 11, 2015 and modifies the credit agreement to increase the amounts required to be maintained by the borrowers under the minimum net working capital and minimum tangible net worth covenants.
Note 8—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants – We estimate the fair value of our outstanding common stock warrants using a Monte Carlo simulation analysis, which is considered to be Level 3 fair value measurement. Significant inputs used in the Monte Carlo

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

simulation analysis include:

	September 30, 2014	December 31, 2013
Stock price	$16.85	$22.30
Weighted average exercise price	$0.10	$0.10
Term (years)	7.92	8.67
Risk-free rate	2.31%	2.78%
Expected volatility	49.1%	52.9%

The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo simulation analysis, the estimated fair value of the common stock warrants was $16.55 and $21.64 per share as of September 30, 2014 and December 31, 2013, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo simulation analysis will have a significant impact to the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will directly be correlated to increases in the value of the common stock warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the common stock warrants.

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
Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and their placement within our unaudited condensed consolidated balance sheets consist of the following (in thousands):

		Fair value as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
		Asset (Liability)
Common stock warrants	Common stock warrants	$(13,218)	$(17,336)
Contingent consideration liability	Contingent consideration liability	(6,222)	(11,980)
Exchange-traded futures	Prepaid and other current assets	317	—

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

The following table summarizes the pre-tax gains (losses) recognized in net income (loss) resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

	Income Statement Classification	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Common stock warrants	Change in value of common stock warrants	$2,401	$4,118	$(1,390)	$(6,690)
Contingent consideration liability	Change in value of contingent consideration	996	5,758	—	—
Debt prepayment derivative	Interest expense and financing costs, net	—	—	285	45
Commodities - exchange-traded futures	Cost of revenues	191	—	—	104
Commodities - physical forward contracts	Cost of revenues	448	(693)	—	306
    We have not designated any of our derivatives as hedging instruments.
Our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and their level within the fair value hierarchy are as follows (in thousands):

	September 30, 2014
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(13,218)	$—	$—	$(13,218)
Contingent consideration liability	(6,222)	—	—	(6,222)
Derivatives - exchange traded futures	317	317	—	—
	$(19,123)	$317	$—	$(19,440)

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(17,336)	$—	$—	$(17,336)
Contingent consideration liability	(11,980)	$—	—	(11,980)
	$(29,316)	$—	$—	$(29,316)

A roll forward of Level 3 instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance, at beginning of period	$(22,837)	$(29,316)	$(16,200)	$(10,945)
Additions	—	—	(10,500)	(10,500)
Total unrealized income (loss) included in earnings	3,397	9,876	(1,390)	(6,645)
Balance, at end of period	$(19,440)	$(19,440)	$(28,090)	$(28,090)

The carrying value and fair value of our long-term debt and other financial instruments as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014
	Carrying Value	Fair Value (1)
Term Loan	$84,363	$87,068
ABL Facility (2)	50,950	50,950
HIE Retail Credit Agreement (2)	23,400	23,400
Common stock warrants	13,218	13,218
Contingent consideration liability	6,222	6,222

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

	December 31, 2013
	Carrying Value	Fair Value (1)
Term Loan	$19,480	$18,800
ABL Facility (2)	51,800	51,800
HIE Retail Credit Agreement (2)	26,000	26,000
Common stock warrants	17,336	17,336
Contingent consideration liability	11,980	11,980

(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
(2) Fair value approximates carrying value due to the floating rate interest.
We estimated the fair value of our Term Loan using a discounted cash flow analysis and an estimate of the current yield of 13.63% and 15.28% as of September 30, 2014 and December 31, 2013, respectively, by reference to market interest rates for term debt of comparable companies. The fair values of the ABL Facility and HIE Retail Credit Agreement approximated their carrying values due to the variable interest rates associated with these debt agreements.
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
For the Interim Periods Ended September 30, 2014 and 2013

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
Consent Decree. Tesoro is currently negotiating a consent decree with the US EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (the “Consent Decree”), including the Hawaii refinery.  It is anticipated that the Consent Decree will be finalized sometime during the first half of 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.
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
For the Interim Periods Ended September 30, 2014 and 2013

penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and to claims and losses related to the Pearl City Superfund Site.
Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a deductible of $1 million and a cap of $15 million for certain of Tesoro’s indemnification obligations related to certain pre-existing conditions as well as certain restrictions regarding the time limits for submitting notice and supporting documentation for remediation actions.
 Helicopter Litigation
HIE was the defendant in a lawsuit styled State of Hawaii Department of Transportation Airports Division et al. v. Tesoro Hawaii, Civil No. 09-2253-09 JHC. In this matter, the insurance company for the State of Hawaii was seeking reimbursement of the attorney’s fees and costs incurred by outside council to defend against Tesoro Hawaii’s third-party complaints for contribution in three previously-settled underlying litigation matters. The underlying litigation was filed by three helicopter tour operators flying on the Island of Kaua'i. The helicopter tour operators alleged bad jet fuel caused the formation of coking deposits in their engines which resulted in millions of dollars of repair costs and lost income. There were no in-flight issues.
 In November 2014, we settled this lawsuit at no cost to us.
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
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On December 31, 2013, 28 claims totaling approximately $40.2 million remained outstanding.  During the three and nine months ended September 30, 2014, the Trustee for the General Trust settled a claim from U.S. Bank for $2.7 million. In October 2014, we issued 145,565 shares of common stock to settle this claim.
Note 10—Stockholders' Equity
Rights Offering
In July 2014, we issued, at no charge, one transferable subscription right with respect to each share of our common stock then outstanding. Holders of subscription rights were entitled to purchase 0.21 shares of our common stock for each subscription right held at an exercise price of $16.00 per whole share. The rights offering was fully subscribed and we issued approximately 6.4 million shares of our common stock resulting in gross proceeds of approximately $101.8 million in August 2014. We incurred approximately $237 thousand of offering costs which are included as a reduction of Additional paid in capital on our condensed consolidated balance sheet.
Incentive Plan
For the three and nine months ended September 30, 2014, we recognized compensation costs of approximately $2.6 million and $4.2 million, respectively, in general and administrative expenses within our unaudited condensed consolidated statements of operations related to restricted stock awards under our 2012 Long Term Incentive Plan. For the three and nine months ended September 30, 2013, we recognized compensation costs of approximately $210 thousand and $491 thousand, respectively, in General and administrative expenses within our unaudited condensed consolidated statements of operations related to restricted stock awards.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

On September 8, 2014, we entered into a separation agreement with our former chief operating officer and he retired. Pursuant to the separation agreement, we agreed to vest 109,579 shares of unvested restricted common stock issued under the 2012 Long Term Incentive plan as follows (i) 27,395 shares will vest on December 31, 2014 and (ii) 82,184 shares will vest upon the earlier of the closing or termination of the Koko’oha acquisition. Please read Note 4—Acquisitions for more information. Such shares would have been forfeited under the original terms of the restricted stock grant. As a result of this modification, we recorded $1.7 million of compensation costs during the three months ended September 30, 2014, which is included in General and administrative expense within our condensed consolidated statements of operations.
Note 11—Other Post-retirement Benefits - Medical

During the quarter ended September 30, 2014, we finalized and recorded the liability related to the HIE post-retirement medical plan. The acquisition agreement required us to provide benefits similar to those provided by the prior owner. Please read Note 4—Acquisitions for more information. The components of net periodic benefit cost related to the plan consist of the following (in thousands):

	Three and Nine Months Ended
	September 30,
	2014	2013
Post-retirement Medical Plan
Components of net periodic benefit cost:
Service cost	$195	$—
Interest cost	146	—
Amortization of prior service costs	6	—
Net periodic benefit cost	$347	$—
Note 12—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at September 30, 2014.
During the three and nine month periods ended September 30, 2014 and 2013, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue.  Our net operating loss ("NOL") carry forwards will not always be available to offset taxable income apportioned to the various states.  The states from which our commodity marketing and logistics segment’s revenues and HIE’s revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our commodity marketing and logistics segment’s operations and HIE’s operations. State income tax benefit of approximately $150 thousand and $113 thousand was recognized for the three and nine months ended September 30, 2014, respectively. We recognized no state income tax expense for the three months ended September 30, 2013. We recognized $650 thousand of state income tax expense for the nine months ended September 30, 2013.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Note 13—Loss per Share
Basic loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding, and the weighted average number of shares issuable under the common stock warrants, representing 801,088 shares and 973,718 shares as of September 30, 2014 and 2013, respectively (see Note 8—Fair Value Measurements). The common stock warrants are included in the calculation of basic loss per share because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the basic weighted-average common stock outstanding computation as these shares are not considered earned until vested. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss attributable to common stockholders	$(39,456)	$(78,701)	$(14,620)	$(28,650)
Basic weighted-average common stock outstanding	33,137	31,311	16,752	16,163
Add: dilutive effects of common stock equivalents[1]	—	—	—	—
Diluted weighted-average common stock outstanding	33,137	31,311	16,752	16,163

Basic loss per common share[1]	$(1.19)	$(2.51)	$(0.87)	$(1.77)
Diluted loss per common share[1]	$(1.19)	$(2.51)	$(0.87)	$(1.77)

(1) Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. o We have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share.
As of September 30, 2014 and 2013, our weighted average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 609 thousand and 523 thousand shares of non-vested restricted stock, respectively.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

Note 14—Segment Information
We operate three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Operations and (iii) Commodity Marketing and Logistics. Corporate and Other includes trust litigation and settlements and other administrative costs. Summarized financial information concerning reportable segments consists of the following (in thousands):

For the three months ended September 30, 2014	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$799,213	$1,667	$53,406	$—	$854,286
Costs of revenue	777,821	—	52,617	—	830,438
Operating expense, excluding DD&A	42,729	—	—	—	42,729
Lease operating expenses	—	1,204	—	—	1,204
Depreciation, depletion, and amortization	2,765	571	499	83	3,918
Loss on sale of assets, net	—	624	—	—	624
General and administrative expense	2,737	—	769	4,609	8,115
Acquisition and integration costs	98	—	—	3,758	3,856
Operating (loss) income	(26,937)	(732)	(479)	(8,450)	(36,598)
Interest expense and financing costs, net					(7,076)
Other income (expense), net					(164)
Change in value of common stock warrants					2,401
Change in value of contingent consideration					996
Equity earnings from Piceance Energy, LLC					835
Loss before income taxes					(39,606)
Income tax expense					150
Net loss					$(39,456)

Capital expenditures	$3,865	$—	$—	$182	$4,047

For the nine months ended September 30, 2014	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$2,292,202	$5,083	$102,384	$—	$2,399,669
Costs of revenue	2,225,389	—	97,399	—	2,322,788
Operating expense, excluding DD&A	109,897	—	—	—	109,897
Lease operating expenses	—	3,963	—	—	3,963
Depreciation, depletion, and amortization	7,497	1,096	1,513	163	10,269
Loss on sale of assets, net	—	624	—	—	624
General and administrative expense	4,006	37	2,426	12,313	18,782
Acquisition and integration costs	4,126	—	—	5,000	9,126
Operating (loss) income	(58,713)	(637)	1,046	(17,476)	(75,780)
Interest expense and financing costs, net					(13,980)
Other income (expense), net					(304)
Change in value of common stock warrants					4,118
Change in value of contingent consideration					5,758
Equity earnings from Piceance Energy, LLC					1,374
Loss before income taxes					(78,814)
Income tax expense					113
Net loss					$(78,701)

Capital expenditures	$8,726	$12	$300	$918	$9,956

For the three months ended September 30, 2013	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$28,605	$2,182	$4,598	$—	$35,385
Costs of revenue	28,610	—	2,046	—	30,656
Operating expense, excluding DD&A	1,190	—	—	—	1,190
Lease operating expense	—	1,015	—	—	1,015
Depreciation, depletion, and amortization	97	522	599	—	1,218
Trust litigation and settlements	—	—	—	549	549
General and administrative expense	64	16	1,045	1,901	3,026
Acquisition and integration costs		—	—	6,147	6,147
Operating (loss) income	(1,356)	629	908	(8,597)	(8,416)
Interest expense and financing costs, net					(3,935)
Other income (expense), net					28
Change in value of common stock warrants					(1,390)
Equity loss from Piceance Energy, LLC					(907)
Loss before income taxes					(14,620)
Income tax expense					—
Net loss					$(14,620)

Capital expenditures	$4,250	$—	$—	$—	4,250

For the nine months ended September 30, 2013	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$28,605	$5,988	$95,045	$—	$129,638
Costs of revenue	28,610	—	79,231	—	107,841
Operating expense, excluding DD&A	1,190	—	—	—	1,190
Lease operating expense	—	4,214	—	—	4,214
Depreciation, depletion, and amortization	97	1,295	1,630	—	3,022
Loss on sale of assets, net	—	(50)	—	—	(50)
Trust litigation and settlements	—	—	—	5,713	5,713
General and administrative expense	64	130	5,014	6,587	11,795
Acquisition and integration costs	—	—	—	6,437	6,437
Operating (loss) income	(1,356)	399	9,170	(18,737)	(10,524)
Interest expense and financing costs, net					(9,761)
Other income (expense), net					747
Change in value of common stock warrants					(6,690)
Equity loss from Piceance Energy, LLC					(1,772)
Loss before income taxes					(28,000)
Income tax expense					(650)
Net loss					$(28,650)

Capital expenditures	$4,250	$338	$39	$—	$4,627
Note 15—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. Please read Note 7—Debt for more information.
Equity Group Investments ("EGI") and Whitebox - Service Agreements
On September 17, 2013, we entered into letter agreements (the “Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF"), and Whitebox Advisors, LLC, ("Whitebox") each of which own 10% or more of our common stock directly or through affiliates.  Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2014 and 2013

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three and nine month periods ended September 30, 2014.

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
Our refining, distribution and marketing segment owns and operates a refinery rated at 94 thousand barrels per day of throughput capacity in Kapolei, Hawaii, 2.4 million barrels of crude oil and feedstock storage and 2.5 million barrels of refined product storage. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery logistics assets include five refined products terminals, 27 miles of pipelines, a single point mooring and other associated logistics assets. In addition, we distribute gasoline and diesel through 31 retail outlets located across the islands of Oahu, Maui and Hawaii; at 25 of these retail outlets we operate convenience stores which offer food, beverages, tobacco products and other non-food items. Results of operations in our refinery segment depend on favorable "crack spreads", or the difference between the price we pay for crude oil, sourced both domestically and internationally, and the prices we receive for our refined products, which are primarily determined by the local Hawaii market.
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
On September 25, 2013, we acquired Hawaii Independent Energy, LLC (“HIE”) (formerly known as Tesoro Hawaii, LLC; “Tesoro Hawaii”) from Tesoro Corporation ("Tesoro"). As a result, our results of operations for any period after September 30, 2013 will not be comparable to any period before September 30, 2013.  We will continue to recognize our proportionate share of the earnings or losses of Piceance Energy, which are driven by drilling results and market prices.  We will also continue to reflect results of operations of our commodity marketing and logistics segment, which are dependent primarily on marketing and transportation revenues.  However, we anticipate our results of operations, capital and liquidity positions and the overall success of our business will depend, in large part, on the results of our refinery operations.  The crack spread will be the primary driver of the refinery segment’s results of operations and, therefore, of our profitability.
We amended and restated our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share, effective on January 29, 2014 for trading purposes. All references to the number of shares of common stock or warrants, price per share and weighted average number of common stock shares outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.
Our common stock is listed and trades on the NYSE MKT under the ticker symbol “PARR.”
Recent Events
Agreement and Plan of Merger
On June 2, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”). Koko'oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the owner/operator of several terminals and retail gasoline stations. Pursuant to the Merger Agreement, we expect to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the Merger Agreement (the “Merger Consideration”).

Mid Pac distributes gasoline and diesel through over 80 locations across the State of Hawaii, owns four terminals and has throughput rights to a fifth. Mid Pac has the exclusive rights to the "76" brand in Hawaii through 2024. During the nine months ended September 30, 2014, Mid Pac sold 58 million gallons of fuel (5,100 bpd) of which 46 million gallons was gasoline (4,000 bpd). All of the gasoline sales would be incremental sales to us. Mid Pac added gasoline volume will increase our on island gasoline sales and decrease our requirement to export gasoline range material. Historically, we estimate that each exported barrel of refined product costs us between $6 and $10 per barrel (including shipping costs, lost product value and other costs). Mid Pac also offers HIE access to the Kauai marketplace through Mid Pac’s Kauai terminal and network of three retail and eight card lock sites. In addition, Mid Pac is the fee owner of 22 of its retail sites, the floor of its current office space in downtown Honolulu and three unimproved land parcels on Kauai.
The closing of the Merger Agreement is subject to certain conditions, including the expiration or termination of the applicable waiting period and any extensions thereof, under the Hart-Scott-Rodino Act and certain other regulatory approvals.
Debt Financing Amendments
In connection with the Merger Agreement, the Company entered into the Twelfth Amendment to its Delayed Draw Term Loan Credit Agreement to increase the Tranche B Loan by $13.2 million to fund the deposit due upon signing the Merger Agreement and pay certain other fees and expenses in June 2014. In July 2014, the Company amended and restated the Tranche B Loan and entered into the Delayed Draw Term Loan (the "Term Loan") and Bridge Loan Credit Agreement (the "Bridge Loan" and collectively with the Term Loan, the "Credit Agreement"). The original Term Loan amount was $50 million and it was subsequently amended and increased to $85 million on July 28, 2014. During July 2014, we made three Term Loan draws totaling $50.5 million. We used the proceeds for general working capital and corporate purposes.
Rights Offering
In July 2014, we issued, at no charge, one transferable subscription right with respect to each share of our common stock then outstanding. Holders of subscription rights were entitled to purchase 0.21 shares of our common stock for each subscription right held at an exercise price of $16.00 per whole share. The rights offering was fully subscribed and we issued approximately 6.4 million shares of our common stock resulting in gross proceeds of approximately $101.8 million in August 2014. We incurred approximately $237 thousand of offering costs which are included as a reduction of Additional paid in capital on our condensed consolidated balance sheet.
Overview
During the three months ended September 30, 2014, we saw declining crude prices and improvement in the market for refined product crack spreads versus the prior three months.  However, the improved market conditions were more than offset by (i) our elevated feedstock differentials given the length of our supply chain and (ii) both planned and unplanned maintenance costs.  We experienced a five-day outage of our crude unit in July and a two-week period of planned maintenance in August resulting in reduced throughput.
We have recently increased our contracted on-island sales volume.  We expect to experience this increased volume beginning in the fourth quarter of 2014 and, to a larger extent, during 2015, which should reduce exports and assist us in balancing our production schedule.
During the quarter, the costs related to integrating HIE decreased and we continued to improve our internal processes while reducing our reliance on third party service providers.  However, acquisition costs increased due to legal and professional costs associated with the pending Mid Pac acquisition, including costs related to seeking regulatory approvals.

Results of Operations

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase (Decrease)	% Change (1)
Gross Margin
Refining, distribution and marketing	$21,392	$(5)	$21,397	(427,940)%
Commodity marketing and logistics	789	2,552	(1,763)	(69)%
Natural gas and oil	1,667	2,182	(515)	(24)%
Total gross margin	23,848	4,729
Operating expense, excluding depreciation, depletion and amortization expense	43,933	2,205	41,728	1,892%
Depreciation, depletion, and amortization	3,918	1,218	2,700	222%
Loss (gain) on sale of assets, net	624	—	624	NM
Trust litigation and settlements	—	549	(549)	NM
General and administrative expense	8,115	3,026	5,089	168%
Acquisition and integration costs	3,856	6,147	(2,291)	(37)%
Total operating expenses	60,446	13,145
Operating loss	(36,598)	(8,416)
Other income (expense)
Interest expense and financing costs, net	(7,076)	(3,935)	(3,141)	80%
Other income (expense), net	(164)	28	(192)	(686)%
Change in value of common stock warrants	2,401	(1,390)	3,791	(273)%
Change in value of contingent consideration	996	—	996	NM
Equity earnings (losses) from Piceance Energy LLC	835	(907)	1,742	(192)%
Total other expense, net	(3,008)	(6,204)
Loss before income taxes	(39,606)	(14,620)
Income tax benefit	150	—	150	NM
Net loss	$(39,456)	$(14,620)

(1) NM - Not Meaningful

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase (Decrease)	% Change
Gross Margin
Refining, distribution and marketing	$66,813	$(5)	$66,818	(1,336,360)%
Commodity marketing and logistics	4,985	15,814	(10,829)	(68)%
Natural gas and oil	5,083	5,988	(905)	(15)%
Total gross margin	76,881	21,797
Operating expense, excluding depreciation, depletion and amortization expense	113,860	5,404	108,456	2,007%
Depreciation, depletion, and amortization	10,269	3,022	7,247	240%
Loss (gain) on sale of assets, net	624	(50)	674	NM
Trust litigation and settlements	—	5,713	(5,713)	(100)%
General and administrative expense	18,782	11,795	6,987	59%
Acquisition and integration costs	9,126	6,437	2,689	42%
Total operating expenses	152,661	32,321
Operating loss	(75,780)	(10,524)
Other income (expense)
Interest expense and financing costs, net	(13,980)	(9,761)	(4,219)	43%
Other income (expense), net	(304)	747	(1,051)	(141)%
Change in value of common stock warrants	4,118	(6,690)	10,808	(162)%
Change in value of contingent consideration	5,758	—	5,758	NM
Equity earnings (losses) from Piceance Energy, LLC	1,374	(1,772)	3,146	(178)%
Total other expense, net	(3,034)	(17,476)
Loss before income taxes	(78,814)	(28,000)
Income tax benefit (expense)	113	(650)	763	(117)%
Net loss	$(78,701)	$(28,650)

(1) NM - Not Meaningful

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
Gross Margin
Gross margin is defined as revenues less cost of revenues. We believe gross margin is an important measure of operating performance and provides useful information to investors because it eliminates the impact of volatile market prices on revenues and demonstrates the earnings potential of the business before other fixed and variable costs. In order to assess our operating performance, we compare our gross margin to industry gross margin benchmarks.

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Gross Margin
Refining, distribution and marketing	$21,392	$(5)	$66,813	$(5)
Commodity marketing and logistics	789	2,552	4,985	15,814
Natural gas and oil	1,667	2,182	5,083	5,988
Total gross margin	23,848	4,729	76,881	21,797
Operating expense, excluding depreciation, depletion and amortization expense	42,729	1,190	109,897	1,190
Lease operating expense	1,204	1,015	3,963	4,214
Depreciation, depletion, and amortization	3,918	1,218	10,269	3,022
Loss (gain) on sale of assets, net	624	—	624	(50)
Trust litigation and settlements	—	549	—	5,713
General and administrative expense	8,115	3,026	18,782	11,795
Acquisition and integration costs	3,856	6,147	9,126	6,437
Total operating expenses	60,446	13,145	152,661	32,321
Operating loss	$(36,598)	$(8,416)	$(75,780)	$(10,524)

Three months ended September 30, 2014 compared to the three months ended September 30, 2013
The 2014 and 2013 periods lack comparability due to the acquisition of HIE on September 25, 2013.
Refining, Distribution and Marketing Gross Margin. For the three months ended September 30, 2014, our refining, distribution and marketing gross margin was approximately $21.4 million, an increase of $21.4 million compared to an unfavorable gross margin of $5 thousand for the three months ended September 30, 2013 primarily due to the acquisition of HIE on September 25, 2013.
Commodity, Marketing and Logistics Gross Margin. For the three months ended September 30, 2014, our commodity, marketing and logistics gross margin was approximately $789 thousand, a decrease of $1.8 million compared to $2.6 million for the three months ended September 30, 2013. The decrease is primarily related to lower rail car revenues and additional rail car expense incurred during the three months ended September 30, 2014 caused by repair and maintenance activity.
Natural Gas and Oil Gross Margin. For the three months ended September 30, 2014, our natural gas and oil gross margin was approximately $1.7 million, a decrease of $515 thousand compared to $2.2 million for the three months ended September 30, 2013. The decrease is primarily due to lower realized prices.
Operating Expense. For the three months ended September 30, 2014, operating expense was approximately $43.9 million, an increase of $41.7 million when compared to $2.2 million for the three months ended September 30, 2013. The increase is primarily due to HIE being acquired on September 25, 2013. Operating expense for the three months ended September 30, 2014 was higher than the operating expense for the prior 2014 quarters primarily due to a turnaround during the third quarter and additional excise tax accruals.
Depreciation, Depletion, and Amortization. For the three months ended September 30, 2014, depreciation, depletion, and amortization (DD&A) expense was approximately $3.9 million, an increase of $2.7 million compared to $1.2 million for the three months ended September 30, 2013. The increase is primarily due to the DD&A expense associated with HIE, which was acquired on September 25, 2013.
Loss on sale of assets, net. For the three months ended September 30, 2014, loss on sale of assets, net was approximately $624 thousand. There was no comparable activity during the three months ended September 30, 2013. The current period loss of $624 thousand is the result of selling oilfield equipment within our natural gas and oil operations segment.
Trust Litigation and Settlements. For the three months ended September 30, 2014, there was no trust litigation and settlement expense compared to $549 thousand for the three months ended September 30, 2013 due to no significant activity occurring in the current period.
General and Administrative Expense. For the three months ended September 30, 2014, general and administrative expense was approximately $8.1 million, an increase of $5.1 million compared to $3.0 million for the three months ended September 30, 2013. The increase is due to additional stock-based compensation expense, of which $1.7 million was associated with the retirement of our former chief operating officer, and consulting costs for process improvements.
Acquisition and Integration Costs. For the three months ended September 30, 2014, acquisition and integration costs were approximately $3.9 million, a decrease of $2.3 million compared to $6.1 million for the three months ended September 30, 2013. The decrease is primarily due to the timing of HIE acquisition costs which was acquired on September 25, 2013.
Interest Expense and Financing Costs, net. For the three months ended September 30, 2014, interest expense and financing costs were approximately $7.1 million, an increase of $3.1 million compared to $3.9 million for the three months ended September 30, 2013. The increase is primarily due to a higher amount of debt outstanding in the current period and approximately $1.8 million of financing costs associated with the termination of the Bridge Loan. The higher level of debt and financing costs were partially offset by lower effective interest rates.
Change in Value of Common Stock Warrants. For the three months ended September 30, 2014, the change in value of common stock warrants resulted in a gain of approximately $2.4 million, a change of $3.8 million when compared to a loss of $1.4 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, our stock price decreased which resulted in a decrease in the value of the common stock warrants resulting in the current period gain. Conversely, our stock price increased during the three months ended September 30, 2013, which resulted in a loss as the value of the common stock warrants also increased.
Change in Value of Contingent Consideration. For the three months ended September 30, 2014, the value of contingent consideration decreased approximately $996 thousand. The contingent consideration relates to the HIE acquisition which occurred on September 25, 2013, and the change in our estimate of the contingent obligation related to an overall decrease in expected cash flows for HIE during the contingency measurement period based on actual results.
Equity Earnings (Losses) From Piceance Energy, LLC. For the three months ended September 30, 2014, income from Piceance Energy was approximately $835 thousand, an increase of $1.7 million compared to a loss of $907 thousand for the three months ended September 30, 2013. The increase is primarily due to higher realized natural gas prices.
Income Taxes. For the three months ended September 30, 2014, we recorded approximately $150 thousand of state tax benefit. There was no income tax expense for the three months ended September 30, 2013. We recorded no federal income tax benefit in any period presented as the federal benefit is offset by an equal change in our valuation allowance.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
The 2014 and 2013 periods lack comparability due to the acquisition of HIE on September 25, 2013.
Refining, Distribution and Marketing Gross Margin. For the nine months ended September 30, 2014, our refining, distribution and marketing gross margin was approximately $66.8 million, an increase of $66.8 million compared to an unfavorable gross margin of $5 thousand for the nine months ended September 30, 2013. HIE was acquired on September 25, 2013.
Commodity, Marketing and Logistics Gross Margin. For the nine months ended September 30, 2014, our commodity, marketing and logistics gross margin was approximately $5.0 million, a decrease of $10.8 million when compared to $15.8 million for the nine months ended September 30, 2013. The decrease is a result of lower differentials on heavy Canadian crude oil and lower volumes.
Natural Gas and Oil Gross Margin. For the nine months ended September 30, 2014, our natural gas and oil gross margin was approximately $5.1 million, a decrease of $905 thousand compared to $6.0 million for the nine months ended September 30, 2013. The decrease is primarily related to lower realized prices.

Operating Expense. For the nine months ended September 30, 2014, operating expense was approximately $113.9 million, an increase of $108.5 million when compared to $5.4 million for the nine months ended September 30, 2013. The increase is primarily due to HIE being acquired on September 25, 2013.
Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2014, DD&A expense was approximately $10.3 million, an increase of $7.2 million compared to $3.0 million for the nine months ended September 30, 2013. The increase is primarily due to the DD&A expense associated with HIE, which was acquired on September 25, 2013.
Loss on sale of assets, net. For the nine months ended September 30, 2014, loss on the sale of assets, net was approximately $624 thousand. There was no significant activity during the nine months ended September 30, 2013. The current period loss of $624 thousand is the result of selling oilfield equipment within our natural gas and oil operations segment.
Trust Litigation and Settlements. For the nine months ended September 30, 2014, there was no trust litigation and settlement expense, compared to $5.7 million for the nine months ended September 30, 2013 due to no significant activity occurring in the current year.
General and Administrative Expense. For the nine months ended September 30, 2014, general and administrative expense was approximately $18.8 million, an increase of $7.0 million compared to $11.8 million for the nine months ended September 30, 2013. The increase is primarily due to higher stock-based compensation expense of $3.7 million, including $1.7 million attributable to the retirement of our former chief operating officer, and consulting expenses related to process improvements and the strengthening of internal controls.
Acquisition and Integration Costs. For the nine months ended September 30, 2014, acquisition and integration costs were approximately $9.1 million, an increase of $2.7 million compared to $6.4 million for the nine months ended September 30, 2013. The increase is due to costs incurred to exit the Transition Services Agreement with Tesoro, further integration efforts associated with the HIE acquisition and Mid Pac related costs.
Interest Expense and Financing Costs, net. For the nine months ended September 30, 2014, our interest expense and financing costs were approximately $14.0 million, which was an increase of $4.2 million compared to $9.8 million for the nine months ended September 30, 2013. The increase is primarily due to a higher amount of debt outstanding in the current period related to HIE, which was acquired on September 25, 2013, and approximately $1.8 million of financing costs associated with the termination of the Bridge Loan. The higher level of debt and financing costs were partially offset by lower effective interest rates.
Other income (expense), net. For the nine months ended September 30, 2014, other expense was approximately $304 thousand, a decrease of $1.1 million compared to other income of $747 thousand for the nine months ended September 30, 2013. Other income for the nine months ended September 30, 2013 included a franchise tax refund and income from a legal settlement that were both nonrecurring. There were no individually significant items during the nine months ended September 30, 2014.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2014, the change in value of common stock warrants resulted in a gain of approximately $4.1 million, a change of $10.8 million when compared to a loss of $6.7 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our stock price decreased which resulted in a decrease in the value of the common stock warrants. Conversely, our stock price increased during the nine months ended September 30, 2013, which resulted in a loss as the value of the common stock warrants also increased.
Change in Value of Contingent Consideration. For the nine months ended September 30, 2014, the change in value of contingent consideration was approximately $5.8 million. The contingent consideration relates to the HIE acquisition which occurred on September 25, 2013, and the change in our estimate of the contingent obligation related to an overall decrease in expected cash flows for HIE during the contingency measurement period based on actual results.
Equity Earnings (Losses) From Piceance Energy, LLC. For the nine months ended September 30, 2014, earnings from Piceance Energy was approximately $1.4 million, a change of $3.1 million compared to a loss of $1.8 million for the nine months ended September 30, 2013. The favorable change is primarily due to higher realized natural gas prices.
Income Taxes. For the nine months ended September 30, 2014, we recorded approximately $113 thousand of state tax benefit compared to state income tax expense of $650 thousand for the nine months ended September 30, 2013. The change is primarily attributable to the decrease in commodity marketing and logistics operating income resulting in lower state taxes. We recorded no federal income tax benefit in any period presented as the federal benefit is offset by an equal change in our valuation allowance.
Liquidity and Capital Resources
In this section, we describe our liquidity and capital requirements including our sources and uses of liquidity and capital resources. Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, fixed capacity payments and contractual obligations, capital expenditures and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts available under our credit agreements, and access to capital markets.
The following table summarizes our liquidity position as of November 6, 2014 and September 30, 2014 (in thousands):

	Refining, distribution and marketing	Commodity marketing and logistics	Other	Total
November 6, 2014
Cash and cash equivalents	$22,584	$17,012	$75,105	$114,701
Revolver availability	5,000	—	—	5,000
ABL Facility	37,367	12,026	—	49,393
Total available liquidity	$64,951	$29,038	$75,105	$169,094

	Refining, distribution and marketing	Commodity marketing and logistics	Other	Total
September 30, 2014
Cash and cash equivalents	$3,266	$7,800	$86,370	$97,436
Revolver availability	5,000	—	—	5,000
ABL Facility	15,246	12,418	—	27,664
Total available liquidity	$23,512	$20,218	$86,370	$130,100

As of September 30, 2014, we had access to the HIE committed ABL Credit Agreement, the HIE-Retail Revolving Credit Agreement, the Texadian Uncommitted Credit Agreement, and cash of $97.4 million. Our recent results and our view of refining margins resulted in our action in July 2014 to increase the Term Loan by $35 million to $85 million. During August 2014, we completed a rights offering and collected gross proceeds of $101.8 million to facilitate the funding of the Mid Pac acquisition and for general corporate needs.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditure, working capital and debt service requirements for the next 12 months. We will require additional debt resources to fund the Merger Consideration for the acquisition of Mid Pac. Additionally, we may required additional debt or equity capital to fund any other significant changes to our business. We cannot offer any assurance that such capital will be available in sufficient amounts or at an acceptable cost.
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities	$(76,679)	$9,032
Net cash used in investing activities	$(16,725)	$(562,675)
Net cash provided by financing activities	$152,779	$616,502
Net cash used in operating activities was approximately $76.7 million for the nine months ended September 30, 2014 which resulted from a net loss of approximately $78.7 million offset by non-cash charges to operations of approximately $13.9 million and net cash used for changes in operating assets and liabilities of approximately $11.9 million which represented normal working capital changes. Net cash provided by operating activities for the nine months ended September 30, 2013 was approximately $9.0 million which resulted from a net loss of approximately $28.7 million offset by non-cash charges to operations of approximately $21.5 million and net cash provided by changes in operating assets and liabilities of approximately $16.1 million.
For the nine months ended September 30, 2014, net cash used in investing activities was approximately $16.7 million and primarily related to the Mid Pac acquisition deposit of $10 million and additions to property and equipment totaling approximately $6.7 million. Net cash used in investing activities was approximately $562.7 million for the nine months ended September 30, 2013 and was primarily related to the HIE acquisition in the amount of $559.6 million.
Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $152.8 million and consisted of proceeds from the sale of common stock totaling $101.6 million and $51.5 million of net borrowings and financing costs under the Term Loan used to fund the Mid Pac acquisition deposit and general corporate and working capital purposes, and incremental borrowings under the HIE ABL Facility and the Retail Revolver. For the nine months ended September 30, 2013, net cash provided by financing activities totaled $616.5 million resulting from $384.9 million of proceeds from the supply and exchange agreements as a result of the HIE acquisition and $199.2 million of proceeds from the sale of common stock.
Capital Expenditures
Our capital expenditures for the nine months ended September 30, 2014 totaled approximately $10 million and were primarily related to sustaining our refinery operations and information technology and software to establish our accounting system for the assets acquired in the HIE acquisition as we prepared to exit the Transition Services Agreement on May 1, 2014.
For the year ending December 31, 2014, we expect to incur approximately $19 million of capital expenditures, of which approximately $13 million is associated with sustaining the operations of our refinery and approximately $6 million of software and information technology as part of our HIE integration efforts. Additional capital may be required to maintain our interests at our Point Arguello Unit offshore California, but this is currently inestimable.
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
Single Point Mooring
During a regularly scheduled replacement of underwater hoses at HIE’s single point mooring (“SPM”) on October 5, 2014, a mixture which we believe consisted of water and crude oil was released. The amount of the release was difficult to determine as the hose had been flushed with seawater before commencing the procedure. In response, HIE, in conjunction with the U.S. Coast Guard and the Hawaii Department of Health, mobilized several spill response vessels and deployed shore survey teams. No impact was observed on any beach or to any wildlife. The response team was demobilized on October 8, 2014. The SPM maintenance was completed without significant disruption to operations. Total clean up expenses are expected to approximate $500 thousand. We have notified our insurance carrier of our intent to file a claim under our policy.
Consent Decree
Tesoro is currently negotiating a consent decree with the United States Environmental Protection Agency ("US EPA") and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (the “Consent Decree”), including the

Hawaii refinery.  It is anticipated that the Consent Decree will be finalized sometime during the first half of 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.
It is not possible at this time to estimate the cost of compliance with the ultimate decree. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to September 25, 2013 (the "Closing Date"). Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.
For a discussion of other Commitments and Contingencies, please read Note 9—Commitments and Contingencies.
Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in the Securities Act of 1933, as amended (“Securities Act”), the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our or our subsidiaries' actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

•
our ability to successfully complete the pending acquisition of Koko’oha Investments, Inc. and its subsidiary, Mid Pac Petroleum, LLC, and integrate them with our operations and realize the anticipated benefits from the acquisition;

•	our ability to identify all potential risks and liabilities in our due diligence of Koko’oha and Mid Pac and their business;

•	any unexpected costs or delays, including modifications to the terms of the transaction which may be required by the Hart-Scott-Rodino Act, in connection with the pending Mid Pac acquisition;

•	the volatility of crude oil prices, natural gas prices and refined product prices;

•	the continued availability of our net operating loss tax carryforwards;

•	our ability to maintain adequate liquidity;

•	our ability to identify future acquisitions and to successfully complete our diligence related to such acquisitions;

•	compliance with legal and/or regulatory requirements;

•	a liquid market for our common stock may not develop;

•	the concentrated ownership of our common stock may depress its liquidity;

•	our ability to generate cash flow may be limited;

•	the strength and financial resources of our competitors may negatively impact our results;

•	many of our products are dangerous or harmful if mishandled;

•	our disclosure controls and procedures and our internal controls over financial reporting may be ineffective;

•	the instability in the global financial system may disrupt our operations;

•	decreasing demand for transportation fuels resulting from global economic downturns;

•	our insurance may be inadequate;

•	operating hazards may result in losses;

•	spills, discharges or other releases of petroleum products or hazardous substances may occur resulting in a significant liability;

•	our level of indebtedness may prove excessive;

•	interruptions of supply and increased cost may result from third-party transportation of crude oil and refined products;

•	our critical information systems may fail;

•	our inability to control activities on properties we do not operate;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	declines in the values of our natural gas and oil properties resulting in write-downs; and

•	the success of our risk management strategies is uncertain.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation and the significant number of late adjustments and corrections to the historical consolidated financial statements, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis and to ensure inventory measurements were correctly calculated. While new controls have been put in place, they have not been in place long enough to demonstrate that they are operating effectively.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2014, we have made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	identified and documented internal controls and for all significant business process cycles;

•	conducted a risk assessment evaluation for internal controls over financial reporting; and

•	initiated test of design and effectiveness procedures for identified internal controls.
We are continuing our efforts to strengthen our internal control over financial reporting; however our remediation efforts are not yet complete. Therefore, management has concluded that a material weakness exists in the Company's internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”).  Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of September 30, 2014, the Company continues to utilize the 1992 Framework during its transition to the 2013 Framework by the end of 2014.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  Please read Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements for further discussion of legal proceedings.
Sand Island
In early September 2014, while working on a trench to accommodate new water lines, contractors for the State of Hawaii discovered an oily sheen on groundwater collecting in the trench. The trench runs parallel to one side of HIE’s terminal facility on Sand Island, Oahu, Hawaii. On September 9, 2014, the Hawaii Department of Health (“HDH”) notified HIE and two other adjacent property owners that we were each presently considered potential responsible parties. On October 7, 2014, HDH notified HIE that its response was deemed “unsatisfactory”. While we believe that the material found in the trench did not originate from our facility, we are cooperating with the HDH in seeking to resolve the issue. Although no proceeding has been commenced, it is possible that the matter could result in fines or penalties in excess of $100,000 to the ultimate responsible party. We have notified Tesoro of this incident under the Environmental Agreement discussed in Note 9—Commitments and Contingencies.
Item 1A. Risk Factors
We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Competition from integrated national and international oil companies that produce their own supply of feedstocks, from importers of refined products and from high volume retailers and large convenience store retailing operators who may have greater financial resources, could materially affect our business, financial condition and results of operations.
We compete with a number of integrated national and international oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these oil companies benefit from increased commodity prices, and have greater access to capital and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks or extreme price fluctuations.
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
We also compete with refiners and importers for both wholesale and retail sales of refined products in Hawaii, particularly jet fuel and gasoline.
Some of these competitors may have access to greater financial resources, which may provide them with a better ability to bear the economic risks inherent in all phases of our industry. Fundamental changes in the supply dynamics of foreign product imports could lead to reduced margins for the refined products we market, which could have an adverse effect on the profitability of our refined products wholesale and retailing business.
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
Our commodity marketing and logistics segment's cash flows may be impacted by reduced shipping capacity on the Express Pipeline System.
Our commodity marketing and logistics segment is primarily focused on the domestic merchandising and transportation of crude oil, and uses a variety of transportation modes, including pipelines.  For the transportation of crude oil from Western Canada into the United States, we have maintained historical shipper capacity on certain common carrier pipelines regulated by the National Energy Board in Canada and the Federal Energy Regulatory Commission in the United States.  In connection with a recent open season process for allocating capacity on two such pipelines, we and other similarly situated shippers were informed that their capacity rights may be reduced below historical levels in light of certain contractually committed volume.  To the extent such pipelines are successful in reducing our historical shipping capacity, our cash flows may be negatively impacted.
Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual reports on Form 10-K regarding the effectiveness of our internal control over financial reporting. In addition, beginning with our annual report on Form 10-K for the year ending December 31, 2014, we are also required to furnish our independent registered public accounting firm's attestation report with respect to the effectiveness of our internal control over financial reporting. This Quarterly Report includes, among other things, an evaluation of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, and the significant number of late adjustments and corrections to the historical consolidated financial statements, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, these disclosure controls and procedures were not effective and not designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis, to ensure inventory measurements were correctly calculated. We are continuing our efforts to strengthen our internal control over financial reporting; however our remediation efforts are not yet complete as the controls implemented to remediate the material weakness have not been in place long enough to demonstrate they are operating effectively. Therefore, management has concluded that a material weakness exists in the Company's internal control over financial reporting. If our internal controls over financial reporting are not effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial statements, which could have an adverse effect on our stock price.

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
The Mid Pac acquisition, if completed, is expected to result in a significant growth in our assets and revenues and may place a significant strain on our financial, technical, operational, and administrative resources. We may not be able to integrate the operations of Mid Pac without increases in costs, losses in revenues, or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings, or other benefits expected from the Mid Pac acquisition. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We believe our expenses for the fourth quarter of 2014 and early 2015 will increase due to the Mid Pac acquisition, including integrating the acquired business of Mid Pac. We have hired or intend to hire additional new employees that we expect will be required to manage the business of Mid Pac and plan to add resources as needed as we scale up our business. However, we may experience difficulties in finding the additional qualified personnel. In an effort to stay on schedule with our planned activities, we intend to supplement our staff with contract and consultant personnel until we are able to hire new employees. Our ability to continue to grow after this acquisition will depend upon a number of factors, including our ability to identify and acquire new acquisition targets, our ability to continue to retain and attract skilled personnel, the results of our acquisition efforts, and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.
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
Flaws in our ongoing due diligence in connection with the Mid Pac acquisition could have a significant negative effect on our financial condition and results of operations.
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
There were no sales of equity securities during the quarter ended September 30, 2014 that were not registered under the Securities Act of 1933, as amended.
Dividends
Our current debt agreements restrict the payment of dividends by us.
Stock Repurchases
There were no repurchases of our common stock during the quarter ended September 30, 2014.
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

2.5
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014.

2.6
Amendment to Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholders’ representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.

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

3.6
Second Amendment to the Amended and Restated Bylaws of Par Petroleum Corporation dated September 16, 2014. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2014.

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

4.4
Second Amendment to the Stockholders Agreement dated September 16, 2014 by and among Par Petroleum Corporation, Zell Credit Opportunities Fund, L.P., ZCOF Par Petroleum Holdings, LLC, Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral Master Fund, Ltd., Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 18, 2014.

4.5
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

4.7	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.8	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.9
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

4.10	Form of Par Petroleum Corporation Shareholder Subscription Rights Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 22, 2014.

10.1
Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of July 11, 2014, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2014.

10.2
First Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of July 28, 2014, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2014.

10.3
Second Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of September 10, 2014, by and among the Company, the Guarantors party thereto, the Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2014.

10.4
Separation and General Release Agreement dated as of September 8, 2014, between the Company and Peter Coxon. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2014.

10.5
Consulting Agreement dated as of September 8, 2014, between the Company and Peter Coxon. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2014.

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

Date: November 12, 2014