Form 10-K
period 2014-12-31
PAR PETROLEUM CORP/CO
filed 2015-03-12
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36550
________________________________________________________________________________________________________________________
PAR PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________

Delaware	84-1060803
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Gessner Road, Suite 875
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 899-4800
Securities registered under Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	NYSE MKT LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $268,219,000 based on the closing price of the common stock on the OTCQB Market Place of $20.25 per share as of June 30, 2014. As of March 9, 2015, 37,093,918 shares of registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

EXPLANATORY NOTE

The registrant is transitioning from a smaller reporting company to an accelerated filer and is providing scaled smaller reporting company-level disclosures in this report.

i

Glossary of Selected Industry Terms
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10- K have the following meanings:
"Alaska North Slope" or "ANS" refers to a medium sour Alaskan crude oil characterized by an API gravity of 32 degrees and a sulfur content of approximately 0.9% by weight.
“barrel” or "bbl" refers to a common unit of measure in the oil industry, which equates to 42 gallons.
“blendstocks” refers to various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate or butane, among others.
“bpd” refers to an abbreviation for barrels per day.
"Brent crude" refers to a light, sweet North Sea crude oil, characterized by an API gravity of 38o and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.
“catalyst” refers to a substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.
“complexity” refers to the number, type and capacity of processing units at a refinery, measured by the Nelson Complexity Index, which is often used as a measure of a refinery’s ability to process lower quality crude in an economic manner.
"contango" refers to a situation where the futures price of a commodity is higher than the expected spot price.
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 4-1-2-1 crack spread, which is a general industry standard that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce one barrel of gasoline, two barrels of distillate (gasoil and jet fuel) and one barrel of fuel oil.
“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“ethanol” refers to a clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.
“feedstocks” refers to crude oil and partially refined petroleum products that are processed and blended into refined products.
“GHG” refers to greenhouse gas.
“MBbls” refers to an abbreviation for thousand barrels.
"Mcf" refers to thousand cubic feet of natural gas.
“MMBTU” refers to million British thermal units.
"NGL" refers to natural gas liquid.
"PUD" refers to proved undeveloped reserves.
“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
“throughput” refers to the volume processed through a unit or refinery.
“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38° and 40° and a sulfur content of approximately 0.3 weight percent that is used as a benchmark for other crude oils.
“yield” refers to the percentage of refined products that is produced from crude oil and other feedstocks.

ii

 PART I

Item  1. BUSINESS

General
We are a diversified energy company based in Houston, Texas. We were created through the successful reorganization of Delta Petroleum Corporation ("Delta") in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. Currently, we operate in three segments: (i) refining, distribution and marketing, (ii) natural gas and oil production, and (iii) commodity marketing and logistics.
Our refining, distribution and marketing segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single-point mooring and retail outlets which distribute gasoline and diesel throughout Hawaii. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products primarily for consumption in Hawaii. The refining, distribution, and marketing segment was established through the acquisition of Hawaii Independent Energy, LLC ("HIE"; formerly known as Tesoro Hawaii, LLC) from Tesoro Corporation ("Tesoro") on September 25, 2013 for approximately $75 million in cash, plus net working capital and inventories, certain contingent earn-out payments of up to $40 million, and the funding of certain start-up expenses and overhaul costs prior to closing. During 2014, we successfully completed the integration of HIE, terminated a transition services agreement with Tesoro, and greatly reduced our reliance on third-party service providers in operating our business.
Our natural gas and oil assets are non-operated and are concentrated in our 33.34% ownership of Piceance Energy, LLC ("Piceance Energy"), a joint venture entity operated by Laramie Energy II, LLC ("Laramie") and focused on producing natural gas in Garfield and Mesa Counties, Colorado. Piceance Energy was formed as part of our reorganization and resulted from the contribution of properties located in the Piceance Basin in Colorado by us and by Laramie. In addition, we own non-operated interests in Colorado and offshore California and overriding royalty interests in New Mexico. Our interests are heavily weighted towards natural gas and natural gas liquids.
Our commodity marketing and logistics segment focuses on sourcing, marketing, transporting, and distributing crude oil and refined products. Our logistics capability consists of historical pipeline shipping status, a railcar fleet, and expertise in contracted chartering of tows and barges, with the capability of moving crude oil from land-locked locations in the Western U.S. and Canada to the refining hubs in the Midwest, Gulf Coast, and East Coast regions of the U.S.
We amended our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share, effective on January 29, 2014 for trading purposes. All references in the financial statements to the number of shares of common stock or warrants, price per share, and weighted average number of common stock shares outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.
As a result of the HIE acquisition, our results of operations for any period after September 30, 2013 will not be comparable to any period prior to that date. We anticipate our results of operations, capital and liquidity position, and the overall success of our business will depend, in large part, on the results of our refinery segment. The differences, or spread, between the crude oil prices we pay and the prices we receive for finished products (known as the “crack spread”), both of which are largely beyond our control, will be the primary driver of the refinery segment results of operations and, therefore, of our profitability.
On June 2, 2014, we entered into an agreement and plan of merger with Koko’oha Investments, Inc. (“Koko’oha”), a Hawaii corporation. Koko’oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC (“Mid Pac”), a Delaware limited liability company.
Mid Pac distributes gasoline and diesel through over 80 locations across the State of Hawaii, owns four terminals and has throughput rights to a fifth. Mid Pac has the exclusive rights to the "76" brand in Hawaii through 2024. During the year ended December 31, 2014, Mid Pac sold 74 million gallons of fuel (4,827 bpd) of which 58 million gallons were gasoline (3,783 bpd). On January 1, 2015, we began supplying Mid Pac with gasoline and diesel under a supply agreement with a one year term and two one year extensions. Mid Pac's added gasoline volume is expected to increase our on-island gasoline sales and decrease our requirement to export gasoline range materials. Historically, we estimated that each exported barrel of refined product costs us between $6 and $10 per barrel (including shipping costs, lost product value and other costs). Mid Pac also offers us access to the Kauai marketplace through Mid Pac’s Kauai terminal and network of three retail and eight cardlock sites. In addition, Mid Pac is the fee owner of 22 of its retail sites, its current office space in downtown Honolulu and three unimproved land parcels on Kauai.

Pursuant to the Mid Pac acquisition, we expect to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the agreement and plan of merger. We believe we have satisfied the Federal Trade Commission's concerns under the Hart-Scott-Rodino Act and anticipate entering into a consent order in mid-March. We expect to close the acquisition in April of 2015.
Our common stock is listed and trades on the NYSE MKT under the ticker symbol “PARR.” Our principal executive office is located at 800 Gessner Road, Suite 875, Houston, Texas 77024, and our telephone number is (281) 899-4800. Throughout this Annual Report on Form 10-K, the terms “Par,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Refining, Distribution, and Marketing
Our refinery is located in Kapolei, Hawaii on the Island of Oahu on approximately 130 fee-owned acres about 20 miles west of Honolulu and is rated at 94 thousand barrels per day throughput. We source our crude oil from North America, South America, Southeast Asia, the Middle East, Russia, and other sources. The refinery's major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, hydrotreating, and naphtha reforming units, which produce ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products. We believe the configuration of our refinery uniquely meets the demands of the Hawaii economy and, through our logistics network, provides critical energy infrastructure to the State of Hawaii.
Crude oil is transported to Hawaii in tankers, which discharge through our single-point mooring, approximately two miles offshore from the refinery. Our three underwater pipelines from the single-point mooring allow crude oil and refined products to be transferred to and from the refinery.
Crude oil is received into the refinery tank farm, which consists of 2.4 million barrels of total crude storage. Following crude receipt, we process the crude through the conversion units into refined products and store the material within the refinery’s 2.5 million barrels of refined product tankage. The refinery storage capacity allows us to manage the various product requirements of the State of Hawaii. From the refinery gate, we distribute refined products through our logistics network throughout the Island of Oahu as well the neighboring islands of Maui, Hawaii and Kauai.
Our logistics network on Oahu consists of a wholly-owned and operated pipeline network that transports refined products from our refinery to delivery locations. The majority of our Oahu refined product volumes are distributed through the Honolulu Products Pipeline to our leased and operated Sand Island terminal, Honolulu International Airport, interconnections to Navy and Air Force fuel facilities, and a third-party terminal in Honolulu Harbor. In addition to the Honolulu Products Pipeline, we own four proprietary pipelines connecting our refinery to Kalaeloa Barbers Point Harbor, approximately three miles from the refinery. The four pipelines deliver refined products to barges for distribution to the neighboring islands or export, interconnect with the other local refinery, the local utility pipeline and storage network and another third-party terminal on the west side of Oahu. The Oahu pipeline network is generally configured to be bidirectional, allowing for both delivery and receipt of products. We also operate a proprietary trucking business on Oahu to distribute gasoline and road diesel to the final point of sale.
Our logistics network for the neighboring islands consists of leased barge equipment and refined product tankage on Maui, Hawaii and Kauai. We also have access through neighboring island terminals to pipelines interconnecting the respective harbors to the respective storage facilities. We operate proprietary trucking operations across the neighboring islands and supplement any requirements in excess of our capabilities with third-party providers.
We distribute our products through three main channels: retail, wholesale, and bulk. Our retail distribution network includes 31 Tesoro branded retail sites, one cardlock facility, five sites operated by third parties and 25 company operated convenience stores. Our wholesale distribution efforts focus on jobbers and other non-end users. Bulk distribution primarily serves utilities, airports, military bases, marine vessels and industrial end-users, and exports.
We have in place a Supply and Exchange Agreement with Barclays Bank, PLC ("Barclays") that allows us to finance our hydrocarbon inventories. Under the Supply and Exchange Agreement, Barclays holds title to all crude oil and refined product stored in tankage at the refinery. We purchase crude oil from Barclays on a daily basis at market prices and deposit refined products into the exchange. The exchange arrangement allows us to sell refined products to customers on a daily basis and replace these sales with daily production. Barclays holds title to all refined products within the exchange.

Set forth below is a summary of the capacity of our refinery:

Refining Unit	Capacity (MBPD)
Crude Unit	94
Vacuum Distillation Unit	40
Hydrocracker	18
Catalytic Reformer	13
Visbreaker	11
Hydrogen Plant (MMCFD)	18
Naphtha Hydrotreater	13
Co-generation Turbine Unit (MW)	20
Over the course of 2014, we increased the amount of North American crude used to supply the refinery, particularly Alaska North Slope (ANS) crude. The refinery operated at an average throughput of 69 thousand barrels per day, or 73% utilization, for the year ended December 31, 2014. Below is a summary of our throughput percentage by type of crude oil and the product yield percentage by quarter for the year ended December 31, 2014:

	Total 2014	Q4	Q3	Q2	Q1
Throughput
Heavy Crude (1)	23%	22%	18%	25%	29%
Light Crude	77%	78%	82%	75%	71%
Total Throughput	100%	100%	100%	100%	100%

Yield
Gasoline and gasoline blendstocks	25%	24%	25%	26%	24%
Jet fuel	25%	25%	26%	24%	26%
Diesel fuel	13%	13%	15%	12%	12%
Heavy fuel oils, residual products, internally produced fuel, and other	38%	39%	34%	38%	40%
Total Yield	101%	101%	100%	100%	102%
________________________________________________
(1) We define heavy crude oil as crude oil with an American Petroleum Institute gravity of 24 degrees or less.
The following map depicts the location of our terminal assets throughout Hawaii:

We have a Trademark License Agreement with Tesoro granting us the right to use certain trademarks, color marks, and miscellaneous designs at our retail sites. The initial term of the agreement expires in September 2017 and we have two one-year extension options.
Market Discussion
The profitability of our Hawaii business is heavily influenced by crack spreads in both the Singapore and West Coast markets. These markets reflect the closest, liquid market alternatives to source refined products for Hawaii. We believe the Singapore 4-1-2-1 crack spread (or four barrels of Brent converted into one barrel of gasoline, two barrels of distillate (gasoil and jet fuel), and one barrel of fuel oil) best reflects a market indicator for our operations. However, there is a portion of our sales that reference the West Coast market. During the course of 2014, both markets exhibited significant volatility with lows reached during the late second and early third quarter and significant improvement during the fourth quarter. The Singapore 4-1-2-1 crack spread averaged $6.22 / bbl during 2014 with a low of $4.79 / bbl in the second quarter and a high of $7.39 / bbl in the fourth quarter.
During a rapidly declining crude market, we tend to benefit from expanding crack spreads as changes in refined product prices tend to lag crude prices. The majority of our contracts typically price at least one week in arrears and some of our utility customer contracts have at least a one month lag in the price setting mechanism. During the fourth quarter we benefited from these prior week or prior month average pricing mechanisms in our contracts as crude and product prices declined.
Hawaii Economy
The Hawaii economy has grown consistently since 2012. According to the Hawaii State Department of Business, Economic Development and Tourism ("DBEDT"), Hawaii' s population increased 2% from 2012 to 2014. Real personal income growth was projected by DBEDT to be 2.6% for 2014. This is the highest real personal income growth since 2006. Also on the rise are registered, taxable gasoline vehicles. According to DBEDT, passenger and freight vehicles increased 3.7% and 2% during 2014, respectively. Total registered, taxable gasoline vehicles increased 20% from 2010 to 2014. In addition, DBEDT estimated visitors arriving by air increased 1.4% during 2014 with continued growth forecasted into the future.
Seasonality
Demand for gasoline is somewhat higher in Hawaii during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline prices. Partially offsetting this decrease, demand for jet fuel increases in the winter months as tourism increases. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.
Natural Gas and Oil
All of the assets contributed to Piceance Energy by Par and Laramie are located in Garfield and Mesa Counties, Colorado. All contributed properties produce primarily from the Mesaverde Formation and, to a lesser extent, the Mancos Formation, and some of the contributed acreage is contiguous. We also own other non-operated positions in producing and non-producing natural gas and oil interests, undeveloped leasehold interests and related assets in Colorado and New Mexico, and interests in a producing federal unit offshore California. Our natural gas and oil operations primarily consist of activities related to our minority interest in Piceance Energy.
Through our non-operated working interests, we have natural gas and oil leases with governmental entities and other third parties who enter into natural gas and oil leases or assignments with us in the regular course of our business.
As of December 31, 2014, the estimated proved reserves of Piceance Energy are the following (unaudited):

	Natural Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe) (1)
Proved Developed	146,537	585	3,675	172,103
Proved Undeveloped	488,587	1,600	14,548	585,475
Total Proved	635,124	2,185	18,223	757,578
________________________________________________

(1)	MMcfe is computed using a ratio of 6 Mcf to 1 barrel of oil or NGL.

The following table presents the estimated proved reserves that we own directly and indirectly through Piceance Energy as of December 31, 2014 (unaudited):

	Natural Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe) (1)
Company:
Proved Developed	601	77	17	1,165
Proved Undeveloped	—	—	—	—
Total Proved Reserves - Company	601	77	17	1,165
Company Share of Piceance Energy:
Proved Developed	48,855	195	1,226	57,381
Proved Undeveloped	162,895	533	4,850	195,193
Total Proved Reserves - Piceance Energy	211,750	728	6,076	252,574
Total Combined Proved Reserves	212,351	805	6,093	253,739
________________________________________________

(1)	MMcfe is computed using a ratio of 6 Mcf to 1 barrel of oil or NGL.
For more information regarding our proved undeveloped reserves, see Item 2 — Properties — Reserves — Proved Undeveloped Reserves.
The following table presents the estimated future net cash flows related to proved developed producing, proved developed non-producing and proved undeveloped reserves that we own directly and indirectly through Piceance Energy as of December 31, 2014 (unaudited):

	Proved Developed Producing	Proved Developed Non-producing	Proved Undeveloped	Total (1)
	(M$)	(M$)	(M$)	(M$)
Company:
Estimated pre-tax future net cash flows	$2,655	$—	$—	$2,655
Standardized measure of discounted future net cash flows	$1,766	$—	$—	$1,766
Company Share of Piceance Energy:
Estimated pre-tax future net cash flows	$108,557	$34,892	$349,432	$492,881
Standardized measure of discounted future net cash flows	$63,105	$14,194	$93,300	$170,599
Total
Estimated pre-tax future net cash flows	$111,212	$34,892	$349,432	$495,536
Standardized measure of discounted future net cash flows	$64,871	$14,194	$93,300	$172,365

________________________________________________

(1)
Prices are based on the historical first of the month twelve-month average posted price depending on the area. These prices are adjusted for quality, energy content, regional price differentials, and transportation fees. All prices are held constant throughout the lives of the properties. The average adjusted product prices are $84.93 per barrel of oil, $35.74 per barrel of natural gas liquids, and $4.68 per Mcf of natural gas.

Reconciliation of PV-10 to Standardized Measure
PV-10 is the estimated present value of the future net revenues calculated based on our estimated proved reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our natural gas and oil properties to other companies and that PV-10 is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2014 (in thousands):

	Company	Company Share of Piceance Energy	Total
PV-10	$1,766	$170,599	$172,365
Present value of future income taxes discounted at 10% (1)	—	—	—
Standardized measure of discounted future net cash flows	$1,766	$170,599	$172,365
________________________________________________

(1)	There is no present value of future income taxes as we believe we have sufficient net operating loss carryforwards to offset any income. Please read Note 16—Income Taxes for further information.
For more information on our natural gas and oil operations, please read “Item 2. — Properties.”
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
Commodity Marketing and Logistics
We operate an integrated sourcing, marketing, transportation, and distribution business focused on energy commodities, principally crude oil. We use a variety of transportation modes, which are generally leased, to transport products, including river barges and pipelines. We also lease a fleet of approximately 150 railcars. We purchase and resell crude oil primarily from the Western United States and Canada to customers in the Midwest, Gulf Coast, and East Coast regions of the U.S. and deliver the crude oil via rail, pipeline, and barge. We also have historical pipeline positions on lines moving Canadian crude oil south.
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
The refining, distribution, and marketing segment sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our refinery, through our facility with Barclay’s (please read “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Commitments and Contingencies – Supply and Exchange Agreements”), has access to a large variety of markets for crude oil imports and product exports. Competitive factors that affect our retail performance include product price, station appearance, location, and brand awareness and our competitors include an increasing number of national retailers.
The natural gas and oil segment is highly competitive in the acquisition of natural gas and oil leases, exploration and production capabilities, and equipment and personnel required to find and produce reserves. Our competitors may be able to pay more for desirable leases than our financial or personnel resources permit. Because we are a non-operator, our competitors are in a much stronger position than we are to evaluate, bid for and purchase properties and to explore for and produce natural gas and oil.
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
In 2011 and 2012, Delta and its subsidiaries ("Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). In March 2012, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie as the sponsor of a plan of reorganization ( “Plan”). In June 2012, Delta entered into a contribution agreement (“Contribution Agreement”) with a new joint venture formed by Delta and Laramie, Piceance Energy, to effect the transactions contemplated by the Plan. On August 31, 2012 ("Emergence Date"), Delta emerged from bankruptcy, amended and restated its certificate of incorporation and bylaws, changed its name to Par Petroleum Corporation, and contributed the majority of its natural gas and oil properties to Piceance Energy.
General Recovery Trust
On the Emergence Date, the Delta Petroleum General Recovery Trust (“General Trust”) was formed to pursue certain litigation against third parties or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties. The General Trust was funded with $1.0 million pursuant to the Plan.
The General Trust is pursuing all bankruptcy causes of action, claim objections, and resolutions, and is responsible for winding up the bankruptcy. The General Trust is overseen by a three-person General Trust Oversight Board and our Chief Legal Officer is currently the trustee (“Recovery Trustee”). Costs, expenses, and obligations incurred by the General Trust are charged against assets of the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the Recovery Trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary of the General Trust, subject to the terms of the trust agreement and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.
Through December 31, 2013, the General Trust has released approximately $5.2 million to us, which is available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. No funds were released during the year ended December 31, 2014.
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 112 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2013, the Recovery Trustee settled 84 claims with an aggregate face amount of $33.5 million for approximately $5.7 million in cash and 228,735 shares of common stock. Pursuant to the Plan, during the year ended December 31, 2014, the Recovery Trustee settled one additional claim with an aggregate face amount of $3.7 million for approximately 146 thousand shares of common stock.
As of December 31, 2014, a total of 27 claims totaling approximately $26.5 million remain to be resolved by the Recovery Trustee. The largest remaining proof of claim was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned a 2.41934% working interest in the unit.
The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. At December 31, 2014, we have reserved approximately $1.1 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end (please read “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies – Bankruptcy Matters”).
Environmental Regulations
General
Our activities are subject to existing federal, state, and local laws and regulations governing environmental quality and pollution control. Although no assurances can be made, we believe that, absent the occurrence of an extraordinary event, compliance with existing federal, state, and local laws, regulations, and rules regulating the release of materials in the environment or otherwise relating to the protection of human health, safety, and the environment will not have a material effect upon our capital expenditures, earnings, or competitive position with respect to our existing assets and operations. We cannot predict what effect additional regulation or legislation, enforcement policies, and claims for damages to property, employees, other persons, and the environment resulting from our operations could have on our activities.
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
Natural gas and oil production. Our activities with respect to exploration and production of natural gas and oil, including the drilling of wells and the operation and construction of pipelines, plants, and other facilities for extracting, transporting, processing, treating, or storing natural gas, crude oil, and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the United States Environmental Protection Agency (“EPA”). Such regulation can increase the costs of planning, designing, installing, and operating such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in natural gas and oil production, transport, and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, transport, or storage would result in substantial costs and liabilities to us. In California, our activities are subject to an additional level of state environmental review.
Climate Change and Regulation of Greenhouse Gases
According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide, and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. The EPA has now begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the Clean Air Act regulations, and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions. As currently written and based on current company operations, however, our natural gas and oil exploration and production activities and our existing refining activities are not subject to federal GHG permitting requirements.
Furthermore, the EPA is currently developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
The EPA has also promulgated rules requiring large sources to report their GHG emissions. Reports are being made in connection with our refining business. Sources subject to these reporting requirements also include on- and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year in aggregate emissions from all site sources. To date, our natural gas and oil exploration and production activities are not subject to GHG reporting requirements.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The final version of the state’s GHG rules included an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The refinery’s capacity to further reduce fuel use and GHG emissions is limited. Since Hawaii’s GHG emissions have already been below reduced below 2010 levels and are projected to be less than the 1990 levels by 2020, the refinery should be able to demonstrate that no further reductions are required to meet the statewide goal and accordingly any reductions imposed by the 16% facility-specific mandate would not be cost-effective and therefore should not be required. Additionally, the regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Regulation of GHG emissions is new and highly controversial, further regulatory, legislative, and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. They may also impact the use of and demand for petroleum products, which could impact our business. Further, apart from these developments, tort claims alleging property damage against GHG emissions sources may be asserted. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.
National Ambient Air Quality Standards
Over the past several years the EPA has adopted a number of new and more stringent National Ambient Air Quality Standards ("NAAQS"). Specifically new NOX and SO2 standards were set in 2010 and a new particulate matter standard was set in 2012. States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules that will (over time) improve the air quality so that it will be “In Attainment” with the existing and new NAAQS. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our refinery is located, has met even the most recent NAAQS and the refinery itself has not been required to install new controls as result of local rules. Even so, NAAQS could and to a degree have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel and on Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel, potentially diesel or LNG before reaching its renewable goals. On December 17, 2014, the EPA proposed rules that would substantially tighten the NAAQS for ground-level ozone. If adopted, the rule will cause many areas of the country to fall out of attainment and for the affected states to require additional controls and limits on combustion emissions and emissions of volatile organic compounds.
Regulation of Industrial Customer Base through Mercury Air Toxics Standard
Additional federal regulation of Hawaii-based power plants will likely have an impact on our refinery because a portion of its production capacity and product mix has historically been dedicated to supplying the industrial fuel oil for islands’ public utilities. On February 16, 2012, the EPA published National Emission Standards for Hazardous Air Pollutants ("NESHAPS") for existing fossil-fuel-fired Electrical Utility Steam Generating Units ("EGU’s") (under 40 CFR 63 Subpart UUUUU). The new regulation, known more commonly as the Mercury Air Toxics Standard ("MATS") was originally focused on limiting the amount of Mercury and acid gas from the nation’s coal-fired power plants. However, the regulation extends to oil-fired power plants as well. While our refinery can be tuned, operated, and modified to respond to a shift in customer fuel specifications and additional demand for distillates, an on-going surplus of residual fuels, (produced by both Hawaii-based refineries) will likely put pressure on margins and necessitate alternative marketing and distribution strategies.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36.0 billion gallons by 2022. In the near term, we, like many other refiners, plan to satisfy the RSF2 requirement primarily by blending denatured ethanol fuel into gasoline. Since the RFS2 is applicable to diesel fuel as well as gasoline and since we did not blend in any biodiesel in 2014, we satisfied our overall RFS obligation through the acquisition of renewable credits referred to as Renewable Identification Numbering System ("RINS"). The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels or in the alternative RINS.
In October 2010, the EPA issued a partial waiver decision under the CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% ("E10") to 15% ("E15") for 2007 and newer light duty motor vehicles. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified RINS will be required to fulfill the federal mandate for renewable fuels. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit, and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association may challenge the final regulation. On December 30, 2014, HIE filed an application with the EPA to qualify as a Small Volume Refinery, which if approved, would extend the compliance deadline three years until January 31, 2020 and provide more opportunities to create, acquire and use sulfur credits as a means of demonstrating compliance with Tier 3. Recognition and approval as a Small Volume Refinery under Tier 3 would not constrain rates nor be invalidated by future throughput rates that exceed the threshold criteria of 75,000 bpd on an annual aggregate basis.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the US coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the refinery and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization ("IMO") standards and deadline. The more stringent standards apply universally to both US and foreign flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area ("ECA"). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our refinery is capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our refinery remains in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations.
Solid and Hazardous Waste
In both our refining and our exploration and production businesses, we generate wastes, including hazardous wastes, which are subject to regulation under the federal Resource Conservation and Recovery Act (“RCRA”) and state statutes. The EPA has limited the disposal options for certain hazardous wastes, and state regulation of the handling and disposal of refining and natural gas and oil exploration and production wastes and other solid wastes is becoming more stringent. Furthermore, it is possible that certain wastes generated by our natural gas and oil operations which are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.
Naturally Occurring Radioactive Materials (“NORM”) are radioactive materials that accumulate on production equipment or area soils during oil and natural gas extraction or processing. NORM wastes are regulated under the RCRA framework, although such wastes may qualify for the oil and gas hazardous waste exclusion. Primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM-contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards.
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
Superfund
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release or threatened release of a “hazardous substance” into the environment. These persons include the current owner and operator of a site, any former owner or operator who operated the site at the time of a release, transporters, and persons that disposed or arranged for the disposal of hazardous substances at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs of such action. State statutes impose similar liability.
Under CERCLA, the term “hazardous substance” does not include “petroleum, including crude oil or any fraction thereof,” unless specifically listed or designated and the term does not include natural gas, NGLs, liquefied natural gas, or synthetic gas usable for fuel. While this “petroleum exclusion” lessens the significance of CERCLA to our exploration and production operations, we may generate wastes that may fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary refining and natural gas and oil operations. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substances” may have been disposed or released on, under, or from the properties currently or historically owned or leased by us or on, under, or from other locations where these wastes have been taken for disposal. At this time, we do not believe that we have any liability associated with any Superfund site, and we have not been notified of any claim, liability or damages under CERCLA.
Oil Pollution Act
The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.
The OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities of all removal costs plus $33.65 million, and lesser limits for some vessels depending upon their size. The Coast Guard has proposed to increase the onshore liability to $404.6 million based on an inflation adjustment. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, oil throughput, proximity to sensitive areas, type of oil handled, history of discharges, and other factors. Failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. The federal Bureau of Ocean Energy Management (“BOEM”) has proposed to increase the OPA liability limit for offshore facilities. Further, the U.S. Congress has considered legislation that could increase our obligations and potential liability under the OPA, including by eliminating the current cap on liability for damages and increasing minimum levels of financial responsibility. It is uncertain whether, and in what form, such legislation may ultimately be adopted. We are not aware of the occurrence of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.
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
State laws further regulate discharges of pollutants to surface and groundwaters, require permits that set limits on discharges to such waters, and provide civil and criminal penalties and liabilities for spills to both surface and groundwaters. Some states have imposed regulatory requirements to respond to concerns related to potential for groundwater impact from oil and gas exploration and production. For example, the Colorado Oil and Gas Conservation Commission (“COGCC”) approved rules that require sampling of groundwater for hydrocarbons and other indicator compounds both before and after drilling. Sampling results are to be reported to the COGCC, which maintains a water quality database online and available to the public.

Hydraulic Fracturing
Our exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health, and the environment, and in response to a congressional directive, the EPA has commissioned a study to identify potential risks associated with hydraulic fracturing. The EPA published a progress report on this study in December 2012, but has delayed release of its final draft report previously expected in 2014. Additionally, the United States Bureau of Land Management (”BLM”) proposed to regulate the use of hydraulic fracturing on federal and tribal lands, but following extensive public comment on the proposals, BLM issued a revised draft proposal. The revised proposal addresses disclosure of fluids used in the fracturing process, integrity of well construction, and the management and disposal of wastewater that flows back from the drilling process. Some states and localities now regulate the utilization of hydraulic fracturing and other states and localities are in the process of developing, or are considering development of, such rules. In Colorado and some other states, courts are in the process of determining whether local bans or other regulation of oil and gas exploration and production activity are preempted by statewide regulatory programs. A state ballot initiative has also been introduced in Colorado that, if successful, would amend the state constitution to give local governments control over oil and natural gas drilling in their areas. Depending on the results of the EPA study and other developments related to hydraulic fracturing, our drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing, including requirements that would restrict the areas in which we are able to operate.
Air Emissions
Our refining operations and our exploration and production operations are subject to local, state, and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forego construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements and that, if a particular permit application were denied, we would have enough permitted or permittable capacity to continue our operations without a material adverse effect on any particular producing field.
Our refining business is subject to very significant state and federal air permitting and pollution control requirements, including some that are the subject of ongoing enforcement activities by the EPA as described in more detail below. The EPA continues to review and, in many cases, tighten ambient air quality standards, which standards, along with the advancement of pollution control technologies, result in new regulatory and permit requirements that will impact our refining activities and involve additional costs.
With respect to our exploration and production activities, the EPA has finalized new rules to limit air emissions from many hydraulically fractured natural gas wells. These regulations require use of equipment to capture gases that come from such wells during the drilling process (so-called green completions). Other new requirements, many effective in 2013, involved tighter standards for emissions associated with natural gas production, storage and transport. While these new requirements increased the cost of natural gas production, we were not affected any differently than other producers of natural gas.
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
Coastal Coordination
There are various federal and state programs that regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act (“CZMA”) was passed to preserve and, where possible, restore the natural resources of the coastal zone of the United States. The CZMA provides for federal grants for state management programs that regulate land use, water use, and coastal development.
Environmental Agreement
On September 25, 2013 (the “Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of acquiring HIE), Tesoro, and HIE entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE as follows:

•
Consent Decree. Tesoro is currently negotiating a consent decree with the EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our refinery. It is anticipated that the Consent Decree will be finalized sometime during first half of 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.

We estimate the cost of compliance with the final decree could be $20 million to $25 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third-party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.

•
UST Tank Replacements. Tesoro replaced, at its expense, the underground storage tanks ("UST") at six retail locations. The tank replacements were completed at five of the stations during 2014. The sixth location was completed during the first quarter of 2015.

•
Indemnification. In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties, and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty, or other cost assessed by a governmental authority in connection with violations of environmental laws by HIE prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail assets, fines or penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and related to the Pearl City Superfund Site.

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
Other Government Regulation
Sales and Transportation of Natural Gas
Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and Federal Energy Regulatory Commission (“FERC”) regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all “first sales” of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms, and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters. Some of the FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.
The Outer Continental Shelf Lands Act (“OCSLA”), which was administered by the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) and, after October 1, 2011, its successors, the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”), and the FERC, requires that all pipelines operating on or across the shelf provide open-access, non-discriminatory service. There are currently no regulations implemented by the FERC under its OCSLA authority on gatherers and other entities outside the reach of its NGA jurisdiction. Therefore, we do not believe that any FERC, BOEM, or BSEE action taken under OCSLA will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers with which we compete.
Natural gas continues to supply a significant portion of North America’s energy needs and we believe the importance of natural gas in meeting this energy need will continue. The impact of the ongoing economic downturn on natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue.

On August 8, 2005, the Energy Policy Act of 2005 (“2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage natural gas and oil exploration and development in the U.S. The 2005 EPA directs the FERC, BOEM, and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.
In 2007, the FERC issued a final rule on annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, and natural gas marketers are now required to report, on May 1 of each year, beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. The monitoring and reporting required by these rules have increased our administrative costs. We do not anticipate that we will be affected any differently than other producers of natural gas.
Our sales of crude oil, condensate, and natural gas liquids are not currently regulated, and are subject to applicable contract provisions made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms, and conditions of service are subject to the FERC’s jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms, and conditions of service are subject to regulation by state regulatory bodies under state statutes.
The regulation of pipelines that transport crude oil, condensate, and natural gas liquids is generally more light-handed than the FERC’s regulation of gas pipelines under the NGA. Regulated pipelines that transport crude oil, condensate, and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation by the FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances. Pursuant to FERC Order No. 561, pipeline rates are subject to an indexing methodology. Under this indexing methodology, pipeline rates are subject to changes in the Producer Price Index for Finished Goods, minus one percent. A pipeline can seek to increase its rates above index levels provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can seek to charge market-based rates if it establishes that it lacks significant market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. A pipeline can seek to establish initial rates for new services through a cost-of-service proceeding, a market-based rate proceeding, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline.
Federal Leases
We maintain operations located on federal oil and natural gas leases, which are administered by the BOEMRE, BOEM, or BSEE, pursuant to the OCSLA. The BOEMRE and its successors, the BOEM and the BSEE, regulate offshore operations, including engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on offshore California, and removal of facilities.
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
To cover the various obligations of lessees on the Outer Continental Shelf (“OCS”), the BOEMRE and its successors generally require that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. The cost of these bonds or assurances can be substantial and there is no assurance that they can be obtained in all cases. We are currently exempt from supplemental bonding requirements. As many regulations are being reviewed, we may be subject to supplemental bonding requirements in the future. Under some circumstances, the BOEM may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and results of operations.
The Office of Natural Resources Revenue (“ONRR”) in the U.S. Department of the Interior administers the collection of royalties under the terms of the OCSLA and the oil and natural gas leases issued thereunder. The amount of royalties due is based upon the terms of the oil and natural gas leases as well as the regulations promulgated by the ONRR.
Federal, State or American Indian Leases
In the event we conduct operations on federal, state or American Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”), BOEM, or other appropriate federal or state agencies.
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
State Regulations
Most states regulate the production and sale of oil and natural gas, including:
•requirements for obtaining drilling permits;
•the method of developing new fields;
•the spacing and operation of wells;
•the prevention of waste of oil and natural gas resources; and
•the plugging and abandonment of wells.

The rate of production may be regulated and the maximum daily production allowable from both oil and natural gas wells may be established on a market demand or conservation basis or both.
We may enter into agreements relating to the construction or operation of a pipeline system for the transportation of natural gas. To the extent that such natural gas is produced, transported, and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state’s administrative authority charged with the responsibility of regulating intrastate pipelines. In such an event, the rates that we could charge for gas, the transportation of natural gas and oil, and the construction and operation of such pipeline would be subject to the rules and regulations governing such matters, if any, of such administrative authority.
For example, in August 2013, the COGCC implemented new setback rules for oil and natural gas wells and production facilities near occupied buildings. The COGCC increased its setback distance to a uniform 500 feet statewide setback from occupied buildings and a uniform 1,000 feet statewide setback from high occupancy building units. The new setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. The new rules also require operators to provide advance notice to surface owners within 500 feet of proposed operations, the owners of occupied buildings within 1,000 feet of proposed operations, and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment. The new rules include expanded outreach and communication efforts by an operator.
In January 2013, the COGCC also approved two rules that require operators to sample groundwater for hydrocarbons and other indicator compounds both before and after drilling. The new statewide rule requires sampling of up to four water wells within a half mile radius of a new natural gas and oil well before drilling, two samples between six and 12 months after completion, and two more samples between five and six years after completion. The revised rule for the Greater Wattenberg Area (“GWA”) requires operators to sample one water well per quarter governmental section before drilling and between six to 12 months after completion.
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
Employees
At December 31, 2014, we employed 577 people, 132 of which are nonexempt employees at the refinery who are represented by the United Steelworkers Union ("USW"). Our current collective bargaining agreement expired in January 2015 and we are continuing negotiations with the USW on a new collective bargaining agreement. During this period, employees represented by the USW have continued to work under the existing agreement pursuant to a 24-hour rolling extension. We consider our relations with our represented and non-represented employees to be satisfactory.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of Par and our subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. — Risk Factors”, “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Item 1A. RISK FACTORS
Our businesses involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following risks, or any risk described elsewhere in this Annual Report, actually occurs, our business, prospects, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.
Operating Risks

Our operations are subject to operational hazards that could expose us to potentially significant losses.
Our operations are subject to potential operational hazards and risks inherent in refining operations, in transporting and storing crude oil and refined products and in producing natural gas and oil. Any of these risks, such as fires, explosions, maritime disasters, security breaches, pipeline ruptures and spills, mechanical failure of equipment, and severe weather and natural disasters, at our or third-party facilities could result in business interruptions or shutdowns and damage to our properties and the properties of others. A serious accident at our facilities could also result in serious injury or death to our employees or contractors and could expose us to significant liability for personal injury claims and reputational risk. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations.

The volatility of crude oil prices and refined product prices may have a material adverse effect on our cash flow and results of operations.
Earnings and cash flows from our refining, distribution and marketing segment depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products (“crack spread”) also fluctuates significantly. These prices we pay and prices we receive depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume and price of refined products imported;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	government regulations; and

•	weather conditions, hurricanes or other natural disasters.

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
While we produce, store, transport and deliver all of our refined products in a safe manner, many of our refined products are highly flammable or explosive and could cause significant damage to persons or property if mishandled. Defects in our products (such as gasoline or jet fuel) or misuse by us or by end purchasers could lead to fatalities or serious damage to property. We may be held liable for such occurrences which could have a material adverse effect on our business and results of operations.
Our business is impacted by environmental risks of spills, discharges or other releases of petroleum or hazardous substances that are inherent in refining, logistics and production operations.
The operation of refineries, pipelines, and refined products terminals and the production of natural gas and oil is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. These events could occur in connection with the operation of our refinery, pipelines, or refined products terminals, or in connection with our commodity marketing and logistics segment, or our drilling and production activities or any facilities which receive our waste or by-products for treatment or disposal. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations, including the operation of underground storage tanks, are also subject to the risk of environmental litigation and investigations which could affect our results of operations.
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
Our insurance coverage may be inadequate to protect us from the liabilities that could arise in our business.
We carry property, casualty, business interruption and other lines of insurance but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills so we also carry marine charterer’s liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.
We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.
Our refinery currently receives its crude oil via tankers and transports refined products from Oahu to Hawaii, Maui, and Kauai. In addition to environmental risks, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations.
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

•	we have no long-term contracts to sell natural gas or oil;

•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays;

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

We cannot control activities on properties we do not operate and we are unable to ensure the proper operation and profitability of these non-operated properties.
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
Our 33.34% ownership interest in Piceance Energy is a significant asset. However, the ability of Piceance Energy to make distributions to its owners, including us, is currently prohibited by the terms of the Piceance Energy Credit Facility. In addition, Laramie, which owns the remaining 66.66% ownership interest in Piceance Energy, controls most decisions affecting Piceance Energy’s operations and we only have veto rights over decisions of Piceance Energy in a limited number of areas.
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
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves as of December 31, 2014 included herein were prepared by independent reserve engineers in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves. As required by the SEC, the estimated discounted present value of future net cash flows from proved reserves is generally based on prices and costs on the date of the estimate, while actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor the SEC requires to be used to calculate discounted future net revenues for reporting purposes is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the natural gas and oil industry in general.
Our commodity marketing and logistics segment's cash flows may be impacted by reduced shipping capacity on the Express Pipeline System.
Our commodity marketing and logistics segment is primarily focused on the domestic merchandising and transportation of crude oil, and uses a variety of transportation modes, including pipelines. For the transportation of crude oil from Western Canada into the United States, we have maintained historical shipper capacity on certain common carrier pipelines regulated by the National Energy Board in Canada and the Federal Energy Regulatory Commission in the United States. We and other similarly situated shippers have been informed from time to time that our capacity rights may be reduced below historical levels in light of certain contractually committed volume on such pipelines. To the extent such pipelines are successful in reducing our historical shipping capacity, our cash flows may be negatively impacted.
Regulatory Risk

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
Prior to our acquisition of HIE, Tesoro was engaged in negotiations with the EPA regarding a Consent Decree related to all of Tesoro’s refining assets, including HIE. While Tesoro has agreed to reimburse us for capital expenditures arising from the Consent Decree, HIE will continue to be initially liable for capital expenditures and will be responsible for any operational expense increases brought about by the Consent Decree.
Currently, multiple legislative and regulatory measures to address GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of consideration, promulgation or implementation. These include actions to develop national, statewide or regional programs, each of which could require reductions in our GHG emissions. Requiring reductions in our GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and/or (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments.
Requiring reductions in our GHG emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition and results of operations.
Potential legislative and regulatory actions addressing climate change could increase our costs, reduce our revenue and cash flow from natural gas and oil sales or otherwise alter the way we conduct our business.
Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHG present an endangerment to human health and the environment, which allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act ("CAA"). The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider “cap and trade” legislation that would establish an economy-wide cap on GHG emissions in the United States and would require most sources of GHG emissions to obtain emission “allowances” corresponding to their annual GHG emissions. For those GHG sources that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Any laws or regulations that may be adopted to restrict or reduce GHG emissions would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

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
It is not possible at this time to predict with certainty the full effect of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The Dodd-Frank Act may also require the counter-parties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as credit-worthy as the current counter-party. Depending on the rules adopted by the CFTC or similar rules that may be adopted by other regulatory bodies, we might in the future be required to provide cash collateral for our commodities derivative transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute transactions to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
Business Risks

The location of our refinery and related assets in the Hawaiian Islands creates an exposure to the risks of the local economy in which we operate and other local adverse conditions. The location of our refinery also creates the risk of lower margins should the supply/demand balance change in the Hawaiian Islands requiring that we deliver refined products to customers outside of the region.

Because our refinery is located on the Hawaiian Island of Oahu, we primarily market our refined products in the Hawaiian Islands, which is a relatively limited geographic area. As a result, we are more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our revenues and our ability to make distributions. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.
Should the supply/demand balance shift in the Hawaiian Islands, resulting in supply in the region exceeding demand, we may have to deliver refined products to customers outside of the region, resulting in lower margins.
As with any refinery of our size and complexity, we must make substantial capital expenditures at our refinery and related assets to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be adversely affected.

Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, or results of operations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	difficulties in executing the capital projects mandated by the consent decree currently being negotiated by Tesoro;

•	unplanned increases in the cost of equipment, materials or labor;

•	disruptions in transportation of equipment and materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.

Our refinery and related assets have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations.
Any one or more of these occurrences noted above could have a significant impact on our business. If we were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, or results of operations or cash flows.
If we are unable to obtain our crude oil supply without the benefit of our supply and exchange agreements or similar agreements, the capital required to finance our crude oil supply could seriously hamper our liquidity.
Substantially all of the crude oil delivered at the refinery is handled through our supply and exchange agreements with Barclays independent of whether crude oil is sourced from our suppliers or from Barclays directly. If we are unable to obtain our crude oil supply through the supply and exchange agreements or similar agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to our increased working capital needs as a result of the increase in the value of crude oil inventory we would have to carry on our balance sheet.
Our retail business is vulnerable to risks including changes in consumer preferences and economic conditions, competitive environment, supplier concentration and other trends and factors that could harm our business, financial condition and results of operations.

Our retail business is subject to changes in consumer preferences, national, regional and local economic conditions, demographic trends and consumer confidence in the economy. Factors such as traffic patterns, weather conditions, local demographics and the number and locations of competing retail service stations and convenience stores also affect the performance of our retail stores. Adverse changes in any of these trends or factors could reduce our retail customer traffic or sales, or impose limits on our pricing that could adversely affect our business, financial condition and results of operations.

We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of December 31, 2014, we estimated that we had approximately $1.4 billion of net operating loss tax carryforwards (“NOLs”). In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.”
In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
The NOLs will expire in various amounts, if not used, between 2027 through 2033. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income which would negatively impact our results of operations and cash flows.
Inadequate liquidity could materially and adversely affect our business operations in the future.
If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our liquidity is constrained by our need to satisfy our obligations under our debt agreements and our supply and exchange agreements. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, the crack spread, natural gas and oil prices, our credit ratings, interest rates, market perceptions of us or the industries in which we operate, our market value and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these sources when the need arises.

Our ability to generate cash and repay our indebtedness or fund capital expenditures depends on many factors beyond our control, and any failure to do so could harm our business, financial condition and results of operations.
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
We have, and will continue to have, a significant amount of indebtedness. Our obligation to repay our existing indebtedness will limit our ability to use our capital for other purposes. We may also incur additional debt, including secured indebtedness, or issue preferred stock in order to maintain adequate liquidity and develop our businesses to the extent desired. A higher level of indebtedness and/or the issuance of preferred stock would increase the risk that we may default on our obligations. Our ability to meet our debt obligations depends on our future performance. General economic conditions, the crack spread, natural gas and oil prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. Factors that will affect our ability to raise cash through an offering of securities or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
We will be subject to interest rate risk in connection with borrowings under certain of our credit facilities, which bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under such facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in interest rates could adversely impact our ability to incur debt for acquisitions or other purposes.
We have historically incurred debt to fund our acquisitions and other working capital needs. Interest rates may increase in the future and, as a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. A rising interest rate environment could have an adverse impact, as a result of such increased financing costs, on our ability to incur debt for acquisitions or other purposes.

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
The industries in which we operate are intensely competitive, and we compete with other companies that have greater resources than we have. Our ability to acquire additional businesses or properties in the future will be dependent upon our ability to evaluate and select suitable businesses or properties for acquisition and to consummate transactions in a highly competitive environment. Many of our larger competitors have refining operations and market petroleum and other products and explore for and produce natural gas and oil, on a regional, national or worldwide basis. These companies may be able to pay more for acquisition targets, or evaluate or bid for and purchase a greater number of acquisition targets than our resources permit. Our inability to compete effectively with larger companies for acquisitions could have a material adverse effect on our business, results of operations, and financial condition.
A substantial portion of our refining workforce is unionized and we may face labor disruptions that would interfere with our operations.
As of December 31, 2014, we employed approximately 577 people, with a collective bargaining agreement covering about 132 of those employees. The collective bargaining agreement covering our refinery employees expired in January 2015 and during our negotiations with the United Steelworkers Union, the represented employees have continued to work under the terms of the existing agreement on a 24-hour rolling extension. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The economic recovery from the recent recession continues to be tenuous, and the risk of further significant global economic downturn continues. Further prolonged downturns or failure to recover could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. This continues to adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our cash flow, profitability and financial condition.

Adverse results of legal proceedings could materially adversely affect us.

We may be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Regardless of its merits, litigation may be both lengthy and disruptive to the company’s operations and may cause significant expenditures and diversion of management attention. We may be faced with significant monetary damages or injunctive relief that could materially adversely affect our business operations or materially and adversely affect our financial position and results of operations should we fail to prevail in certain matters.

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
The volume of trading in our common stock has historically been low. In addition, a substantial amount of our common stock is held by two investors who have restrictions on their ability to sell the stock. The lack of substantial liquidity can adversely affect the price of our stock at a time when you might want to sell your shares. There is no guarantee that an active trading market for our common stock will develop or be maintained on the NYSE MKT, or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.
Concentrated stock ownership and a restrictive certificate of incorporation provision may discourage unsolicited acquisition proposals.
Zell Credit Opportunities Fund, L.P. (“ZCOF”) and Whitebox Advisors, LLC (“Whitebox”), together with their affiliates, each own or have the right to acquire as of March 9, 2015 approximately 32.8% and 24.1%, respectively, or when aggregated, 56.9% of our outstanding common stock. The level of their combined ownership of shares of common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. In addition, the change in ownership limitations contained in Article 11 of our certificate of incorporation could have the effect of discouraging or impeding an unsolicited takeover proposal.

Future sales of our common stock may depress our stock price.

We have in the past and may in the future register shares of common stock for sale or resale under the Securities Act in the future. Additionally, 749,148 shares of our common stock are issuable upon the exercise of common stock warrants at a nominal price. No prediction can be made as to the effect, if any, that future sales of our common stock, or the availability of our common for future sales, will have on the market price of our common stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The potential effect of these shares being sold may be to depress the price at which our common stock trades.

Risks Related to the Mid Pac Acquisition

Acquisitions, such as the Mid Pac acquisition, if completed, may prove to be worth less than we paid because of uncertainties in evaluating potential liabilities.
We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired companies and their businesses that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. We conducted limited due diligence in connection with the Mid Pac acquisition prior to signing the merger agreement and are continuing to conduct due diligence during the period between the signing and closing of the acquisition. Certain due diligence related to competitive factors will not be known until the HSR review is completed. As a result, there may be unknown and contingent liabilities related to Mid Pac and its business of which we are unaware. We could be liable for unknown obligations relating to the Mid Pac acquisition, if completed, for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flow.
The representations, warranties and indemnification obligations of Koko’oha in the merger agreement are limited; as a result, the assumptions on which our estimates of future results contemplated by the merger agreement have been based may prove to be incorrect in a number of material ways, resulting in our not realizing the expected benefits of the Mid Pac acquisition, if completed.
The representations and warranties of Koko’oha contained in the merger agreement are limited. In addition, the agreement provides limited indemnities. As a result, the assumptions on which our estimates of future results of the transactions contemplated by the merger agreement have been based may prove to be incorrect in a number of material ways and we may not have an adequate remedy under the merger agreement. Consequently, we may not realize the expected benefits of the Mid Pac acquisition.

We may have difficulty integrating and managing the growth associated with the Mid Pac acquisition.

The Mid Pac acquisition, if completed, is expected to result in a significant growth in our assets and revenues and may place a significant strain on our financial, technical, operational, and administrative resources. We may not be able to integrate the operations of Mid Pac without increases in costs, losses in revenues, or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings, or other benefits expected from the Mid Pac acquisition. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We believe integration expenses related to Mid Pac will be significant for at least the first half of 2015. Our ability to continue to grow after the Mid Pac acquisition will depend upon a number of factors, including our ability to identify and acquire new acquisition targets, our ability to continue to retain and attract skilled personnel, the results of our acquisition efforts, and access to capital. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on us.
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
Item  1B. UNRESOLVED STAFF COMMENTS
None.

Item  2. PROPERTIES
Please read “Item 1. — Business” for the location and general character of the properties used in our refining, distribution and marketing segment. Our corporate headquarters are located at 800 Gessner Road, Suite 875, Houston, Texas 77024. We believe that these properties and facilities are adequate for our operations and are maintained in a good state of repair.
Natural Gas and Oil Properties
Piceance Energy
All of the assets held by Piceance Energy are located in Garfield and Mesa Counties, Colorado. All of the natural gas and oil reserves associated with such assets produce primarily from the Mesaverde Formation and to a lesser extent the Mancos Formation, and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. Piceance Energy considers the Mesaverde Formation within Garfield and Mesa Counties, Colorado, to be a single field. Laramie and its predecessor company have drilled over 300 natural gas wells with over a 99% success rate in the Piceance Basin.
Encana Operated Wells
We have a carried 5% working interest in 21 wells and a 3.872% carried working interest in an additional well in the southern region of the Piceance Basin. These wells are operated by Encana and were obtained in February 2008 from Encana.
Point Arguello and Rocky Point Units
We own the equivalent of a 6.07% gross working interest in the Point Arguello Unit and related facilities located offshore California in the Santa Barbara Channel. Within this unit, there are three producing platforms (Hidalgo, Harvest, and Hermosa). We also own a 6.25% working interest in the development of the eastern half of OCS Block 451 in the Rocky Point Unit.
Reserves
For a table presenting the estimated natural gas and oil reserves we own directly or indirectly through Piceance Energy, please read “Item 1. — Business — Natural Gas and Oil.”
Internal Controls Over Reserve Estimates, Technical Qualifications and Technologies Used
Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance, and for all reserve estimates to be prepared by an independent third-party reserve engineering firm and reviewed by certain members of senior management. As we do not operate our interests in our natural gas and oil assets, we do not have an internal reserve engineering staff and do not prepare any internal reserve estimates. Christopher Micklas, our chief financial officer, reviews the independence and professional qualifications of the third party engineering firms we engage. He also supervises the submission of technical and financial data to third party engineering firms and reviews the prepared reports. Mr. Micklas has more than 11 years of experience in senior financial positions in the oil and gas industry. The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The professional qualifications of the individuals at NSAI who were responsible for overseeing the preparation of our reserve estimates as of December 31, 2014 has been filed as a part of Exhibit 99.1 to this Annual Report.

A variety of methodologies were used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis, analog type curve analysis, log analysis, and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

Production Volumes, Unit Prices and Costs
All of Piceance Energy's properties are located in Garfield and Mesa Counties, Colorado. Over 90% of Piceance Energy's total estimated proved reserves are located in the same geological formation, the Mesaverde Formation, which Piceance Energy considers to be a single field. The following table sets forth certain information regarding our volumes of production sold and average prices received associated with our production and sales of natural gas and crude oil for years ended December 31, 2014 and 2013, and the periods in 2012.

	Year Ended December 31,		Successor	Predecessor (1)
	2014	2013	Period from September 1 through December 31, 2012	Period from January 1 through August 31, 2012
Company:
Production volumes
Total production (MMcfe)	716	667	139	5,256
Production from continuing operations:
Oil (MBbls)	93	69	22	67
Natural Gas (MMcf)	134	253	9	4,852
NGLs (MBbls)	4	—	—	—
Total (MMcfe)	716	667	139	5,256
Net average daily production-continuing operations:
Oil (Bbls)	254	189	177	277
Natural Gas (Mcf)	368	694	77	19,966
NGLs (Bbls)	10	—	—	—
Average sales price:
Oil (per Bbl)	$92.90	$98.29	$97.66	$96.60
Natural Gas (per Mcf)	$5.37	$5.35	$4.32	$3.42
NGLs (per Bbl)	$46.73	$—	$—	$—
Lease operating costs—(per Mcfe)	$6.66	$8.50	$11.22	$1.72

Company Share of Piceance Energy:
Production volumes:
Oil (MBbls)	18	16	6
NGLs (MBbls)	125	143	48
Natural Gas (MMcf)	4,831	4,029	1,391
Total (MMcfe)	5,689	4,978	1,711
Net average daily production:
Oil (Bbls)	49	43	46
NGLs (Bbls)	342	391	391
Natural Gas (Mcf)	13,236	11,038	11,404
Average sales price:
Oil (Per Bbl)	$80.98	$85.91	$77.81
NGLs (Per Bbl)	$34.73	$30.08	$36.09
Natural Gas (per Mcf)	$4.35	$3.66	$3.09
Hedge gain (loss) (per Mcfe)	$0.36	$(0.05)	$(0.18)
Lease operating costs—(per Mcfe)	$0.48	$0.60	$0.53
________________________________________________

(1)
On the Emergence Date, a majority of the Company's oil and gas properties were contributed to Piceance Energy. For further discussion, please read "Item 1. BUSINESS — Bankruptcy and Plan of Reorganization". On the Emergence Date, the Company met the requirements for fresh-start reporting; therefore, periods prior to that date are reflected in the Predecessor period.

Proved Undeveloped Reserves
All of our proved undeveloped reserves at December 31, 2014 are held through our minority equity ownership in Piceance Energy. As we are not the operator of these properties, we cannot predict or control the timing of the development of the properties.
As of December 31, 2014, our share of Piceance Energy’s proved undeveloped reserves totaled 195,193 MMcfe, an approximate 9% increase from proved undeveloped reserves at December 31, 2013. This increase was primarily due to extensions and discoveries.
At December 31, 2014, approximately 8% of our share of Piceance Energy’s proved undeveloped reserves (approximately 15,618 MMcfe) were scheduled for development more than five years after initial booking. Based on subsequent capital infusions made in March 2015, and to be made in the second quarter of 2015, to Piceance Energy (please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), we expect all of Piceance Energy’s proved undeveloped reserves at December 31, 2014 will be developed within 5 years of initial booking.
Piceance Energy is currently running one drilling rig performing multi-well pad drilling in the Mesaverde Formation. To develop the remaining 426 proved undeveloped locations, Piceance Energy is forecasting contracting a second drilling rig in the third quarter of 2015, a third in early 2016, and a fourth in mid to late 2016. The rigs are expected to drill a mix of both proved undeveloped and probable reserve locations in a program or “manufacturing” style process. Current drill times are averaging 5.4 days per well, or 5.6 wells per month, and the typical pad will contain 16-22 wells.
The following table provides information regarding changes in our share of Piceance Energy's proved undeveloped reserves for the year ended December 31, 2014.

	Gas	Oil	NGLs	Total
	(MMcf)	(MBbl)	(MBbl)	(MMcfe)
Proved undeveloped reserves at December 31, 2013	141,525	419	5,774	178,680
Revisions of previous estimates	2,708	(8)	(1,335)	(5,347)
Extensions and discoveries	18,662	122	411	21,860
Conversion to proved developed reserves	—	—	—	—
Proved undeveloped reserves at December 31, 2014	162,895	533	4,850	195,193
Productive Wells and Acreage
The table below shows, as of December 31, 2014, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us, as well as our share of gross and net wells and developed acres related to our 33.34% equity ownership in Piceance Energy. Calculations include 100% of wells and acreage owned by us and our subsidiaries. Developed acreage consists of acres spaced or assignable to productive wells.

	Productive Wells
	Oil (1)		Gas (1)		Developed Acres
Location	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Company:
California (offshore)	31.0	2.10	—	—	2,422.0	147.0
Colorado	—	—	20.0	1.00	200.0	11.0
New Mexico (4)	11.0	0.14	1.0	0.01	800.0	9.0
Total	42.0	2.24	21.0	1.01	3,422.0	167.0

Company’s Share of Piceance Energy
Colorado (5)	—	—	555.0	107.23	10,591.0	3,086.0
Total	42.0	2.24	576.0	108.24	14,013.0	3,253.0

________________________________________________

(1)	Some of the wells classified as “oil” wells also produce minor amounts of natural gas. Likewise, some of the wells classified as “gas” wells also produce minor amounts of oil.

(2)	A “gross well” or “gross acre” is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(3)
A “net well” or “net acre” is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(4)	Our ownership interest in New Mexico wells is an overriding royalty interest.

(5)	For our 33.34% equity interest in Piceance Energy, the net wells and net developed acres are reflected as if we owned our interest directly.

Undeveloped Acreage
At December 31, 2014, we held undeveloped acreage in Colorado as set forth below:

	Undeveloped Acres (1)(2)
Location	Gross	Net
Company	—	—
Company share of Piceance Energy (3)	36,325	10,066
 ________________________________________________

(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(2)
There are no material near-term lease expirations for which the carrying value at December 31, 2014 has not already been impaired in consideration of these expirations or capital budgeted to convert acreage to held by production.

(3)	For our 33.34% equity interest in Piceance Energy, the net undeveloped acres are reflected as if we owned our interest directly.

Drilling Activity
During the years ended December 31, 2014 and 2013, and the respective periods in 2012, we drilled or participated in the drilling of the following productive and nonproductive exploratory and development wells:

					Successor		Predecessor
					September 1		January 1
	Year Ended December 31, 2014		Year Ended December 31, 2013		Through December 31, 2012		Through August 31, 2012
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Company
Exploratory Wells (1):
Productive:
Oil	—	—	—	—	—	—	—	—
Natural Gas	—	—	—	—	—	—	1	0.32
Nonproductive	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	1	0.32
 ________________________________________________

(1)	Does not include wells in which we had only a royalty interest.

					Successor		Predecessor
					September 1		January 1
	Year Ended December 31, 2014		Year Ended December 31, 2013		Through December 31, 2012		Through August 31, 2012
Company	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development Wells (1):
Productive:
Oil	2	0.02	3	0.03	—	—	—	—
Natural Gas	—	—	13	0.65	8	0.40	—	—
Nonproductive	—	—	—	—	—	—	—	—
Total	2	0.02	16	0.68	8	0.40	—	—

Total Wells (1):
Productive:
Oil	2	0.02	3	0.03	—	—	—	—
Natural Gas	—	—	13	0.65	8	0.40	1	0.32
Nonproductive	—	—	—	—	—	—	—	—
Total Wells	2	0.02	16	0.68	8	0.40	1	0.32

________________________________________________

(1)	Does not include exploratory wells in progress.

Piceance Energy completed 15 natural gas wells during the year ended December 31, 2014 that were drilled during 2013 and prior.
Present Drilling Activity
Encana did not drill any exploratory or development wells during the year ended December 31, 2014. The operator of our New Mexico properties drilled two oil wells in 2014 in which we have overriding royalty interests.
Delivery Commitments
Our natural gas and oil operations segment had no material delivery commitments as of December 31, 2014.
Item  3. LEGAL PROCEEDINGS
Consent Decree. Tesoro is currently negotiating a Consent Decree with the EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including our refinery. It is anticipated that the Consent Decree will be finalized sometime during the first half of 2015 and will require certain capital improvements to the refinery to reduce emissions of air pollutants.
We estimate the cost of compliance with the final Consent Decree could be $20 million to $25 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third-party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omissions of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines is not subject to a monetary limitation; however, this obligation terminates on the third anniversary of the Closing Date. For more information, please read “Part I –Item 1. — Business — Environmental Agreement – Consent Decree.”
Sand Island. In early September 2014, while working on a trench to accommodate new water lines, contractors for the State of Hawaii discovered an oily sheen on groundwater collecting in the trench. The trench runs parallel to one side of HIE’s terminal facility on Sand Island, Oahu, Hawaii. On September 9, 2014, the Hawaii Department of Health notified HIE and two other adjacent property owners that we were each considered potential responsible parties. We believe that the material found in the trench did not originate from our facility. In December 2014, the Hawaii Department of Health authorized the refilling of the trench. No further response action is anticipated.

Other. From time to time, we may be involved in other litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this Annual Report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement. For more information, please read “Part I –Item 1. — Business—Bankruptcy and Plan of Reorganization – General Recovery Trust”
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Dividends
On July 22, 2014, our common stock began trading on the NYSE MKT under the symbol “PARR”. Prior to that date, our common stock was traded on the OTCQB Marketplace under the symbol "PARR".
The high and low sale prices for our common stock for the most recent two fiscal years are shown in the table below. The prices per share of our common stock prior to the 1:10 reverse stock split effective for trading purposes on January 29, 2014 have been adjusted to reflect this stock split on a retroactive basis and may not represent actual transactions.

Quarter Ended	High	Low
2014
December 31, 2014	$16.85	$13.26
September 30, 2014	$25.00	$14.00
June 30, 2014	$20.00	$16.00
March 31, 2014	$23.90	$19.95
2013
December 31, 2013	$25.00	$18.50
September 30, 2013	$19.40	$16.10
June 30, 2013	$17.70	$13.60
March 31, 2013	$14.50	$10.00

As of March 9, 2015, there were 174 common stockholders of record. On March 9, 2015, the closing price of our common stock was $18.85 per share on the NYSE MKT. We have not paid dividends on our common stock, and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Recent Sales of Unregistered Securities
During the year ended December 31, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2014:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2014	—	$—	—	—
November 1 - November 30, 2014	—	—	—	—
December 1 - December 31, 2014	23,066	16.16	—	—
Total	23,066	$16.16	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.

Item 6. SELECTED FINANCIAL DATA
Not applicable to smaller reporting companies. The registrant is transitioning from a smaller reporting company to an accelerated filer and is providing scaled smaller reporting company-level disclosures in this report.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a diversified energy company based in Houston, Texas, created through the successful reorganization of Delta Petroleum Corporation in August 2012. The reorganization converted unsecured debt to equity and allowed us to preserve significant tax attributes. We currently operate in three segments:

•	refining, distribution and marketing;

•	natural gas and oil production; and

•	commodity marketing and logistics.
Our refining, distribution and marketing segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single-point mooring, and retail outlets which distribute gasoline and diesel throughout Hawaii. Our natural gas and oil assets are non-operated and are concentrated in our 33.34% ownership of Piceance Energy, a joint venture focused on producing natural gas in Garfield and Mesa Counties, Colorado. Our commodity marketing and logistics segment focuses on sourcing, transporting, marketing and distributing crude oil from Canada and the Western U.S. to refining hubs in the Midwest, Gulf Coast, and East Coast regions of the U.S.
On September 25, 2013, we acquired HIE from Tesoro. As a result, our results of operations for any period after September 30, 2013 will not be comparable to any period before September 30, 2013. While we will continue to recognize our proportionate share of the earnings or losses of Piceance Energy and reflect the results of operations of our commodity marketing and logistics segment, we anticipate our results of operations, capital and liquidity positions, and the overall success of our business will depend, in large part, on the results of our refinery operations. The crack spread will be the primary driver of the refinery segment’s results of operations and, therefore, of our profitability.
We amended our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share, effective on January 29, 2014 for trading purposes. All references to the number of shares of common stock or warrants, price per share, and weighted average number of common stock shares outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.
Agreement and Plan of Merger
On June 2, 2014, we entered into an agreement and plan of merger with Koko’oha to indirectly acquire 100% of the outstanding membership interests of Mid Pac. Mid Pac owns and operates several terminals and retail gasoline stations. Pursuant to the merger agreement, we expect to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the merger agreement. We believe we have satisfied the Federal Trade Commission's concerns under the Hart-Scott-Rodino Act and anticipate entering into a consent order in mid-March. We expect to close the acquisition in April of 2015.
Results of Operations
Factors Impacting 2014 Results
The year ended December 31, 2014 was a transition year for us as we implemented systems and processes necessary to support our acquisition of HIE. Substantial improvements were achieved across the company including crude sourcing and on-island sales growth. Additionally, we experienced improvements in our accounting and information systems through the early termination of the transition services agreement with Tesoro. We believe these are the building blocks for future profitability and additional acquisitions.
Over the course of the year we observed significant volatility in both the crude and refined products markets. The extremes of the second quarter and fourth quarter were most notable as crude markets swung from relatively tight to significantly over-supplied in a short period of time. During the fourth quarter, we observed compression in crude differentials and a shift in the price structure of the Brent crude market to contango compared to the prior quarters. These factors reduced our feedstock costs in the quarter. Crack spreads also expanded during the fourth quarter relative to the lows of the second quarter. The decline in crude prices during the fourth quarter allowed us to benefit from sales contracts to customers that price on prior week or prior month averages.
In the fourth quarter, we also experienced our highest level of on-island sales with the commencement of a military jet contract. We expect further increases to on-island sales commencing in 2015 as a result of the Mid Pac volumes and other commercial opportunities. Our acquisition and integration costs remain elevated due to the ongoing expenditures associated with seeking regulatory approvals for the pending Mid Pac acquisition.
The following table summarizes our results of operations for the years ended December 31, 2014 and 2013. The following should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Change (1)
Gross Margin
Refining, distribution and marketing revenues	$158,920	$4,543	$154,377	3,398%
Commodity marketing and logistics	5,649	16,666	(11,017)	(66)%
Natural gas and oil	5,984	7,739	(1,755)	(23)%
Total gross margin	170,553	28,948
Operating expense, excluding depreciation, depletion, and amortization expense	146,573	32,927	113,646	345%
Depreciation, depletion, and amortization	14,897	5,982	8,915	149%
Loss (gain) on sale of assets, net	624	(50)	674	(1,348)%
Trust litigation and settlements	—	6,206	(6,206)	(100)%
General and administrative expense	34,304	21,494	12,810	60%
Acquisition and integration costs	11,687	9,794	1,893	19%
Total operating expenses	208,085	76,353
Operating loss	(37,532)	(47,405)
Other income (expense)
Interest expense and financing costs, net	(19,783)	(19,426)	(357)	2%
Other income (expense), net	(312)	758	(1,070)	(141)%
Change in value of common stock warrants	4,433	(10,159)	14,592	(144)%
Change in value of contingent consideration	2,849	—	2,849	NM
Equity earnings (losses) from Piceance Energy LLC	2,849	(2,941)	5,790	(197)%
Total other expense, net	(9,964)	(31,768)
Loss before income taxes	(47,496)	(79,173)
Income tax benefit	455	$—	$455	NM
Net loss	$(47,041)	$(79,173)

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
Gross margin should not be considered an alternative to operating (loss) income, net cash flows from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin presented by other companies may not be comparable to our presentation since each company may define this term differently. The following tables present a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating (loss) income, on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013
Gross Margin
Refining, distribution and marketing revenues	$158,920	$4,543
Commodity marketing and logistics	5,649	16,666
Natural gas and oil	5,984	7,739
Total gross margin	170,553	28,948
Operating expense, excluding depreciation, depletion, and amortization expense	140,900	27,251
Lease operating expense	5,673	5,676
Depreciation, depletion, and amortization	14,897	5,982
Loss (gain) on sale of assets, net	624	(50)
Trust litigation and settlements	—	6,206
General and administrative expense	34,304	21,494
Acquisition and integration costs	11,687	9,794
Total operating expenses	208,085	76,353
Operating loss	$(37,532)	$(47,405)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The 2014 and 2013 periods lack comparability due the acquisition of HIE on September 25, 2013.
Refining, Distribution and Marketing Gross Margin. For the year ended December 31, 2014, our refining, distribution, and marketing gross margin was approximately $158.9 million, an increase of $154.4 million compared to $4.5 million for the year ended December 31, 2013. The increase is primarily due to the acquisition of HIE in September 2013.
Commodity, Marketing and Logistics Gross Margin. For the year ended December 31, 2014, our commodity, marketing, and logistics gross margin was approximately $5.6 million, a decrease of $11.0 million when compared to $16.7 million for the year ended December 31, 2013. The decrease is primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes.
Natural Gas and Oil Gross Margin. For the year ended December 31, 2014, our natural gas and oil gross margin was approximately $6.0 million, a decrease of $1.8 million when compared to $7.7 million for the year ended December 31, 2013. The decrease is primarily related to lower realized prices.
Operating Expense. For the year ended December 31, 2014, operating expense was approximately $146.6 million, an increase of $113.6 million when compared to $32.9 million for the year ended December 31, 2013. The increase is primarily due to the acquisition of HIE in September 2013.
Depreciation, Depletion, and Amortization. For the year ended December 31, 2014, DD&A expense was approximately $14.9 million, an increase of $8.9 million compared to $6.0 million for the year ended December 31, 2013. The increase is primarily due to the acquisition of HIE in September 2013.

Loss (Gain) on Sale of Assets, Net. For the year ended December 31, 2014, the loss on the sale of assets, net, was approximately $624 thousand as a result of selling oilfield equipment within our natural gas and oil production segment. There was no significant activity during the year ended December 31, 2013.
Trust Litigation and Settlements. For the year ended December 31, 2014, there was no trust litigation and settlement expense, compared to $6.2 million for the year ended December 31, 2013. There was no significant activity occurring in the current year as we moved further away from the date of our emergence from bankruptcy.
General and Administrative Expense. For the year ended December 31, 2014, general and administrative expense was approximately $34.3 million, an increase of $12.8 million when compared to $21.5 million for the year ended December 31, 2013. The increase is primarily due to higher stock-based compensation expense and consulting expenses related to process improvements and the strengthening of internal controls.
Acquisition and Integration Costs. For the year ended December 31, 2014, acquisition and integration costs were approximately $11.7 million, an increase of $1.9 million when compared to $9.8 million for the year ended December 31, 2013. The increase is primarily due to costs incurred to exit the transition service agreement with Tesoro, further integration efforts related to the acquisition of HIE and approximately $7 million of Mid Pac related costs.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2014, our interest expense and financing costs were approximately $19.8 million, which is comparable to $19.4 million for the year ended December 31, 2013.
Other Income (Expense), Net. For the year ended December 31, 2014, other expense was approximately $312 thousand, a decrease of $1.1 million when compared to other income of $758 thousand for the year ended December 31, 2013. Other income for the year ended December 31, 2013 included a franchise tax refund and income from a legal settlement that were both nonrecurring. There were no individually significant items in the current year.
Change in Value of Common Stock Warrants. For the year ended December 31, 2014, the change in value of common stock warrants resulted in a gain of approximately $4.4 million, a change of $14.6 million when compared to a loss of $10.2 million for the year ended December 31, 2013. During the year ended December 31, 2014, our stock price decreased, which resulted in a decrease in the value of the common stock warrants. Conversely, our stock price increased during the year ended December 31, 2013, which resulted in a loss as the value of the common stock warrants also increased.
Change in Value of Contingent Consideration. For the year ended December 31, 2014, the change in value of contingent consideration was approximately $2.8 million. The contingent consideration relates to the acquisition of HIE which occurred on September 25, 2013, and the change in value is due to a decrease in our expected cash flows related to HIE during the contingency period.
Equity Earnings (Losses) From Piceance Energy, LLC. For the year ended December 31, 2014, earnings from Piceance Energy were approximately $2.8 million, a change of $5.8 million compared to a loss of $2.9 million for the year ended December 31, 2013. The favorable change is primarily due to higher realized natural gas prices and derivative gains.
Income Taxes. For the year ended December 31, 2014, we recorded approximately $455 thousand of state tax benefit. The 2014 effective tax rate of 1.0% differs from the statutory rate of 35% primarily due to a full valuation allowance against the tax benefit generated by our current operating loss and various state deferred tax activity. The 2013 effective tax rate was 0.0% and differed from the statutory rate primarily due to a full valuation allowance against the tax benefit generated by the operating loss.
Liquidity and Capital Resources
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

    The following table summarizes our liquidity position as of March 9, 2015 and December 31, 2014 (in thousands):

March 9, 2015	Refining, Distribution and Marketing	Commodity Marketing and Logistics	Other	Total
Cash and cash equivalents	$28,279	$36,409	$51,694	$116,382
Revolver availability	5,000	—	—	5,000
ABL Facility	37,560	13,337	—	50,897
Total available liquidity	$70,839	$49,746	$51,694	$172,279

December 31, 2014	Refining, Distribution and Marketing	Commodity Marketing and Logistics	Other	Total
Cash and cash equivalents	$16,591	$2,505	$70,114	$89,210
Revolver availability	5,000	—	—	5,000
ABL Facility	79,532	16,726	—	96,258
Total available liquidity	$101,123	$19,231	$70,114	$190,468

In addition to the above, in conjunction with our acquisition of HIE, and to finance the acquisition and the operations of the business of HIE after the acquisition, we entered into the crude oil Supply and Exchange Agreements. Generally, the primary uses of our capital resources have been in the acquisition and operation of Texadian and HIE, payment of operating expenses related to our natural gas and oil assets, professional fees, and bankruptcy expenses.
The decrease in liquidity from December 31, 2014 to March 9, 2015 for the refining, distribution and marketing segment is due to a decrease in our borrowing base as a result of the impact of falling refined product prices on our accounts receivable. The increase in the commodity marketing and logistics segment is the settlement of receivables in the normal course of business. The decrease in the other segment is primarily due to the first payment of $13.5 million to fund our portion of Piceance's drill program and other operating activities. For more information, please read "Capital Expenditures" below.
In early April 2015, we expect to pay $97 million plus working capital in connection with the closing of the Mid Pac acquisition. We expect this will be funded from available cash on hand, additional debt issued by the Mid Pac subsidiary, and possible equity contributions from existing stockholders.
Rights Offering
In July 2014, we issued, at no charge, one transferable subscription right with respect to each share of our common stock then outstanding. Holders of subscription rights were entitled to purchase 0.21 shares of our common stock for each subscription right held at an exercise price of $16.00 per whole share. The rights offering was fully subscribed and we issued approximately 6.4 million shares of our common stock resulting in net proceeds of approximately $101.5 million in August 2014.
Term Loan
On May 30, 2014, we entered into a Twelfth Amendment to the Delayed Draw Term Loan Credit Agreement (the "Twelfth Amendment" and collectively the "Tranche B Loan"), with WB Macau55 Ltd. ("Tranche B Lender"), pursuant to which we borrowed an additional $13.2 million which was primarily used to fund the deposit due upon signing the merger agreement with Koko'oha as discussed in Note 4—Acquisitions.
The Twelfth Amendment provides that the Tranche B Loan bears interest (a) from May 30, 2014 to September 1, 2014 at a rate equal to 12% per annum payable in kind and (b) on and after September 1, 2014 at a rate equal to 14.75% per annum payable, at our election, either (i) in cash or (ii) in kind. We agreed to pay a nonrefundable amendment fee of approximately $506 thousand to the Tranche B Lender as well as an original issue discount of approximately $630 thousand. The Tranche B Lender agreed to waive the exit fee related to the existing Tranche B Loan of which we had accrued approximately $97 thousand as of the date of the Twelfth Amendment. Except as discussed above, the Twelfth Amendment did not change any other terms or conditions of the Tranche B Loan.
On July 11, 2014, we entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement ("Credit Agreement") to provide us with a term loan of up to $50 million ("Term Loan") and a bridge loan of up to $75 million ("Bridge Loan"). The

Term Loan amended and restated the Tranche B Loan, reduced the interest rate, and may be used to fund the additional deposit called for by the Mid Pac merger agreement, for transaction costs and for working capital and general corporate purposes. The Term Loan matures on July 11, 2018 and bears interest at either 10% per annum if paid in cash or 12% per annum if paid in kind, at our election, and has an original issue discount of 5%. During July 2014, we made two Term Loan draws in the amounts of $10.5 million and $5 million to fund transaction costs, general working capital, and corporate purposes.
On July 28, 2014, we entered into a First Amendment to the Credit Agreement pursuant to which we expanded the Term Loan and borrowed an additional $35 million ("Advance"), which resulted in net proceeds to us of approximately $32 million. The Advance was to be repaid upon the receipt of net equity proceeds from the rights offering discussed above. Except for the repayment terms, all other terms and conditions remained unchanged. We used the proceeds for working capital and general corporate purposes.
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
Please read Note 10—Debt for additional information.
Cash Flows
The following table summarizes cash activities for the year ended December 31, 2014 (in thousands):

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(54,604)	$(35,677)
Net cash used in investing activities	$(24,299)	$(564,500)
Net cash provided by financing activities	$130,052	$632,053
Net cash used in operating activities was approximately $54.6 million for the year ended December 31, 2014 which resulted from a net loss of approximately $47.0 million offset by non-cash charges to operations of approximately $25.8 million and net cash used for changes in operating assets and liabilities of approximately $33.4 million. Net cash used in operating activities was approximately $35.7 million for the year ended December 31, 2013 which resulted from a net loss of approximately $79.2 million offset by non-cash charges to operations of approximately $37.1 million and net cash used for changes in operating assets and liabilities of approximately $6.4 million.
For the year ended December 31, 2014, net cash used in investing activities was approximately $24.3 million and primarily related to the Mid Pac acquisition deposit of $10.0 million and additions to property and equipment totaling approximately $14.3 million. Net cash used in investing activities was approximately $564.5 million for the year ended December 31, 2013 and was primarily related to the acquisition of HIE for approximately $559.3 million and net additions to property and equipment totaling approximately $4.9 million.
Net cash provided by financing activities for the year ended December 31, 2014 was approximately $130.1 million and consisted primarily of proceeds from the sale of common stock totaling $103.9 million and $26.0 million of borrowings under the Term Loan which were used to fund the Mid Pac acquisition deposit and general corporate and working capital purposes. Net cash provided by financing activities for the year ended December 31, 2013 of approximately $632.1 million resulted from advances from our supply and exchange agreements totaling approximately $378.2 million, the sale of common stock totaling approximately $199.2 million, additional net borrowings of approximately $35.6 million, and the release of approximately $19.0 million from restricted cash held to secure letters of credit.
Capital Expenditures
Our capital expenditures excluding acquisitions for the year ended December 31, 2014 totaled approximately $16.6 million and were primarily related to our refinery and information technology systems. Our capital expenditure budget for 2015 ranges from $10 to $15 million and primarily relates to projects to improve our refinery reliability and efficiency plus approximately $28 million for investments in Piceance Energy.
Additional capital may be required to maintain our interests at our Point Arguello Unit offshore California, but production is not economic in the current low-price environment and we are not able to estimate the amount of any potential capital requirement.We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Exchange Agreements
HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery.
Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the refinery and holds title to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside our refinery. We hold title to the inventory during the refining process. Barclays sells the crude oil to us as it is discharged out of the refinery’s tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third-party sales of refined product. We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.
As described in Note 2—Summary of Significant Accounting Policies, we record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory. In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined products inventory equal to or in excess of the Block Volume at period end, we record a liability, valued at the carrying value of the related inventory, for only the Block Volume. To the extent we have refined product inventory less than the Block Volume at period-end, we record a liability for the refined product inventory on hand at its carrying value, plus a liability for the shortfall in volumes valued at current market prices. The liability related to the Supply and Exchange Agreements is included in Obligations under supply and exchange agreements on our consolidated balance sheets.
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
Regulation of Greenhouse Gases. The United States Environmental Protection Agency (“EPA”) has begun regulating GHG under the Clean Air Act Amendments of 1990 (“Clean Air Act”). New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the Clean Air Act regulations, and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
Furthermore, the EPA is currently developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projection. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Fuel Standards. In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contained a second Renewable Fuel Standard (“RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36.0 billion gallons by 2022. In the near term, the RSF2 will be satisfied primarily with fuel ethanol blended into gasoline. The RSF2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
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
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit, and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated. The American Petroleum Institute and American Fuel and Petrochemical Association may challenge the final regulation. On December 30, 2014, HIE filed an application with the EPA to qualify as a Small Volume Refinery, which if approved would extend the compliance deadline three years until January 31, 2020 and provide more opportunities to create, acquire and use sulfur credits as a means of demonstrating compliance with Tier 3. Recognition and approval as a Small Volume Refinery under Tier 3 would not constrain rates nor be invalidated by future throughput rates that exceed the threshold criteria of 75,000 bpd on an annual aggregate basis.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the US coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the refinery and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization ("IMO") standards and deadline. The more stringent standards apply universally to both US and foreign flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area ("ECA"). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our refinery is capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our refinery remains in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations.
Environmental Agreement
On September 25, 2013 (“Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the acquisition of HIE), Tesoro, and HIE entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE, including the Consent Decree as described below.
Consent Decree. Tesoro is currently negotiating a Consent Decree with the EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including our refinery. It is anticipated that the Consent Decree will be finalized sometime during the first half of 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.
We estimate the cost of compliance with the final Consent Decree could be $20 million to $25 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third-party capital expenditures incurred for the construction, installation, and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.
Tank Replacements. Tesoro replaced, at its expense, the existing underground storage tanks at certain retail locations. Please read Note 12—Commitments and Contingencies for additional information.
Indemnification. In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breached of Tesoro’s representations, warranties and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by HIE prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail assets, and fines or penalties imposed on HIE by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and to the Pearl City Superfund Site.
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
Bankruptcy Matters
On the date we emerged from bankruptcy ("Emergence Date"), we formed the Delta Petroleum General Recovery Trust (“General Trust”). The General Trust was formed to pursue certain litigation against third parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties. The General Trust was funded with $1 million each pursuant to the Plan.
The General Trust is pursuing all bankruptcy causes of action, claim objections and resolutions, and all other responsibilities for winding up the bankruptcy. The General Trust is overseen by a three-person General Trust Oversight Board and our Chief Legal Officer is currently the trustee (“Recovery Trustee”). Costs, expenses, and obligations incurred by the General Trust are charged against assets in the General Trust. To conduct its operations and fulfill its responsibilities under the Plan and the trust agreements, the Recovery Trustee may request additional funding from us. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement in accordance with the Plan and the order confirming the Plan. We are the beneficiary of the General Trust, subject to the terms of the trust agreement and the Plan. Since the Emergence Date, the General Trust has filed various claims and causes of action against third parties before the Bankruptcy Court, which actions are ongoing. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts.
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim.
As of December 31, 2014, 27 claims totaling approximately $26.5 million remain to be resolved by the trustee for the General Trust and we have reserved approximately $1.1 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. During the year ended December 31, 2014, the trustee for the General Trust settled one claim from U.S. Bank for $3.7 million. In October 2014, we issued 146 thousand shares of common stock to settle this claim. During the year ended December 31, 2013, the trustee for the General Trust settled 59 claims for $26.9 million for approximately $5.4 million in cash and 209 thousand shares of common stock.
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
Operating Leases
Within our refining, distribution, and marketing segment, we have various cancellable and noncancellable operating leases related to land, vehicles, office and retail facilities, and other facilities used in the storage, transportation, and sale of crude oil and refined products. The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation, and sale of crude oil and refined products. We have operating leases for most of our retail stations with primary terms of up to 32 years, and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation, and sale of crude oil and refined products have various expiration dates extending to 2027.
In addition, with our commodity, marketing, and logistics segment, we have various agreements to lease storage facilities, primarily along the Mississippi River, railcars, inland river tank barges and towboats, and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. The leases generally range in duration of five years or less and contain lease renewal options at fair value. Our railcar leases contain an empty mileage indemnification provision whereby if the empty mileage exceeds the loaded mileage, we are charged for the empty mileage at the rate established by the tariff of the railroad on which the empty miles accrued.
Minimum annual lease payments extending to 2027 for operating leases to which we are legally obligated and having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Total
2015	$28,944
2016	13,263
2017	11,224
2018	9,902
2019	7,954
Thereafter	18,194
Total minimum rental payments	$89,481
Capital Leases
Within our refining, distribution, and marketing segment, we have capital lease obligations related primarily to the leases of five retail stations with initial terms of 17 years, with four 5-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2015	$382
2016	382
2017	382
2018	420
2019	420
Thereafter	—
Total minimum lease payments	$1,986
Less amount representing interest	460
Total minimum rental payments	$1,526
 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies of our audited consolidated financial statements included herein. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis, including those related to fair value, impairments, natural gas and oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies, and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
Inventories are stated at the lower of cost or market value using the first-in, first-out accounting method. We value merchandise along with spare parts, materials and supplies at average cost.
Our refining, distribution, and marketing segment acquires substantially all of its crude oil from Barclays Bank PLC (“Barclays”) under supply and exchange agreements as described in Note 9—Supply and Exchange Agreements. The crude oil remains in the legal title of Barclays and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, Barclays takes title to the refined products stored in our storage tanks until sold to our retail locations or to third parties. We record the inventory owned by Barclays on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We use a variety of methods to estimate the fair value of assets and liabilities acquired in business combinations and evaluating goodwill and other long-lived assets for impairment. These methods include the cost approach, the sales approach, and the income approach. These methods require management to make judgments regarding characteristics of the acquired property, future revenues and expenses. There is a significant amount of judgment involved in cash-flow estimates. Changes in these estimates would result in different amounts allocated to the related assets and liabilities.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis. In the valuation of the liability for the contingent consideration to be paid for the acquisition of HIE and of our outstanding warrants, we use a Monte Carlo simulation model which requires management to make estimates of future gross margin, gross margin volatility and expected volatility of our stock price, and a present value factor. Different estimates would result in a change in the fair value of the amounts presented in our consolidated financial statements.
Additionally, we have certain derivative instruments where we have elected the normal purchases and normal sales exception. Had we not made this election, these derivatives would be marked to market each period with the difference recorded in earnings.
Derivatives and Other Financial instruments. We periodically enter into commodity price risk transactions to manage our exposure to natural gas and oil price volatility. These transactions may take the form of non-exchange traded fixed price forward contracts and exchange traded futures contracts, collar agreements, swaps, or options. The purpose of the transactions will be to provide a measure of stability to our cash flows in an environment of volatile commodity prices.
Our commodity marketing and logistics segment enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract. Our policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and we do not net settle.We elect to offset amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. As a result, our consolidated balance sheets present derivative assets and liabilities on a net basis.
 As of and for the year ended December 31, 2014, we have elected the normal purchase normal sale exemption for all outstanding commodity contracts. As a result, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. Should we not designate a contract as a normal purchase or normal sale then the contract would be accounted for at fair value on our consolidated balance sheets and marked to market each reporting period with changes in fair value being reflected in earnings.
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
In connection with our emergence from bankruptcy, we issued warrants that are not considered to be indexed to our equity. Accordingly, these warrants are accounted for as liabilities. In addition, our former delayed draw term loan facility contained certain puts that were required to be accounted for as embedded derivatives. The warrant liabilities and embedded derivatives are accounted for at fair value with changes in fair value reflected in earnings.
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
We recognize the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2011, 2012 and 2013. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
We expect to incur state income tax liabilities as a result of certain operations in states where we have no net operating loss carryovers available to offset taxable income generated within those states.
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met.
Refining, Distribution and Marketing. We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We record certain transactions in Cost of revenues in our consolidated statements of operations on a net basis, including nonmonetary crude oil and refined product exchange transactions used to optimize our refinery supply, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another. We include transportation fees charged to customers in Revenues in our consolidated statements of operations, while the related transportation costs are included in Cost of revenues or operating expenses. Federal excise and state motor fuel taxes, which are remitted to governmental agencies are excluded from both Revenues and Cost of revenues in our consolidated statements of operations.
Natural Gas and Oil. Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue and recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2014 and 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.

Commodity Marketing and Logistics. We earn revenues from the sale and transportation of oil and the rental of railcars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer. Transportation revenues are recognized when title passes to the customer, which is when risk of ownership transfers to the customer, and physical delivery occurs. Revenues from the rental of railcars are recognized ratably over the lease periods.
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) at fair value in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. Our AROs arise from our refining, distribution, and marketing business’ refinery and retail operations, as well as plugging and abandonment of wells within our natural gas and oil operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset’s useful life and both expenses are recorded in Depreciation, depletion and amortization in the consolidated statements of operations. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in our consolidated statements of operations. We estimate settlement dates by considering our past practice, industry practice, management’s intent and estimated economic lives.
We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or ranges of dates) associated with these assets. These AROs include hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos), and removal or dismantlement requirements associated with the closure of our refining facility, terminal facilities, or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines, or other equipment.
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies. The registrant is transitioning from a smaller reporting company to an accelerated filer and is providing scaled smaller reporting company-level disclosures in this report.
Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements required by this item are set forth beginning on page F-1. There are no financial statement schedules since they are either not applicable or the information is included in the notes to the consolidated financial statements.
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES
    None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Petroleum Corporation
Houston, Texas

We have audited the internal control over financial reporting of Par Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2015

Item  9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.
Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.
Item  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.

PART IV
Item  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

2.7
Second Amendment to Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko'oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholder's representative. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2015.

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

3.7
Third Amendment to the Amended and Restated Bylaws of Par Petroleum Corporation dated January 5, 2015. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 7, 2015.

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

4.5
Third Amendment to the Stockholders Agreement dated January 5, 2015 by and among Par Petroleum Corporation, Zell Credit Opportunities Fund, L.P., ZCOF Par Petroleum Holdings, LLC, Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, GOT WAT MAC Segregated Portfolio, Waterstone Market Neutral Master Fund, Ltd., Pandora Select Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 7, 2015.

4.6
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

4.8	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.9	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.10
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

4.11	Form of Par Petroleum Corporation Shareholder Subscription Rights Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 22, 2014.

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

10.4	Amended and Restated Limited Liability Company Agreement for Piceance Energy, LLC. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 7, 2012.

10.5
Separation and General Release Agreement dated as of September 8, 2014, between the Company and Peter Coxon. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2014.***

10.6
Consulting Agreement dated as of September 8, 2014, between the Company and Peter Coxon. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2014.***

10.7
Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

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

10.14
Form of Indemnification Agreement between the company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012.***

10.15
Uncommitted Credit Agreement dated as of June 12, 2013, by and among Texadian Energy, Inc., Texadian Energy Canada Limited and BNP Paribas. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.

10.16	Amendment No. 1 to Uncommitted Credit Agreement and Waiver dated as of June 11, 2014, by and among the Borrowers, the Agent and the Lender.

10.17	Amendment No. 2 to Uncommitted Credit Agreement and Waiver dated as of August 11, 2014, by and among the Borrowers, the Agent and the Lender.

10.18
Amendment No. 3 to Uncommitted Credit Agreement dated as of October 31, 2014, by and among the Borrowers, the Agent and the Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2014.

10.19
Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Whitebox Advisors, LLC and the company. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.20
Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the company. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.21
Framework Agreement dated as of September 25, 2013, by and among Hawaii Pacific Energy, LLC, Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K filed on September 27, 2013.

10.22
Storage and Services Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.23
Agency and Advisory Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Barclays Bank PLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.24
Inventory First Lien Security Agreement dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.25
First Lien Mortgage dated as of September 25, 2013, by and among Tesoro Hawaii, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.26
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

10.27
Membership Interests First Lien Pledge Agreement dated as of September 25, 2013, by and between Hawaii Pacific Energy, LLC and Wells Fargo Bank, N.A, as inventory collateral agent. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

10.28
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

10.35
Credit Agreement dated as of November 14, 2013, by and among the company, the Lenders party thereto and Bank of Hawaii, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2013.

10.36
Interim Management and Financial Advisory Services Agreement between Delta Petroleum Corporation and Conway MacKenzie Management Services, LLC dated November 8, 2011. Incorporated by reference to Exhibit 10.42 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.

10.37
Employment Offer Letter with William Monteleone dated September 25, 2013. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.***

10.38	Employment Offer Letter with Brice Tarzwell dated May 22, 2013. Incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.***

10.39	Employment Offer Letter with Christopher Micklas dated December 9, 2013***.

10.40
Award Notice of Restricted Stock with William Monteleone dated December 31, 2012. Incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.***

10.41
Award Notice of Restricted Stock with William Monteleone dated December 31, 2013. Incorporated by reference to Exhibit 10.49 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.***

10.42
Award Notice of Restricted Stock with Brice Tarzwell dated June 3, 2013. Incorporated by reference to Exhibit 10.50 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.***

10.43	Award Notice of Restricted Stock with Christopher Micklas dated December 9, 2013.***

10.44	Employment Offer Letter with Joseph Israel dated December 12, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2014. ***

10.45	Award Notice of Restricted Stock with Joseph Israel dated January 5, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2015.***

10.46	Nonstatutory Stock Option Agreement with Joseph Israel dated January 5, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2015.***

10.47	Form of Subscription and Lock-Up Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.48	Form of Award of Restricted Stock (Stock Purchase Plan). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.49	Form of Nonstatutory Stock Option Agreement (Stock Purchase Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.50
Par Petroleum Corporation Discretionary Long Term Incentive Plan for 2014 dated June 12, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.51	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.52	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.53	Par Petroleum Corporation NAV (Net Asset Value) Unit Plan dated June 12, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.54	Form of NAV Units Plan Award. Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.55	Par Petroleum Corporation Directors’ Deferred Compensation Plan dated June 12, 2014. Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.56	Deferral Election Form. Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2014.***

10.57
Amended and Restated Uncommitted Credit Agreement dated as of February 20, 2015, by and among Texadian Energy, Inc., Texadian Energy Canada Limited, BNP Paribas and the other lenders from time to time party thereto, and BNP Paribas, as the administrative agent and collateral agent for the lenders, and as an issuing bank, daylight overdraft bank and swing line lender. Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 25, 2015.

14.1
Par Petroleum Corporation Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective October 15, 2012. Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of EKS&H LLLP*

23.3	Consent of Netherland, Sewell & Associates, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2014.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
*     Filed herewith.
**    These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
***    Management contract or compensatory plan or arrangement.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of and For the Years Ended December 31, 2014 and 2013

(1) Financial Statements

(2) Financial Statement Schedules - None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Petroleum Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Par Petroleum Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of Piceance Energy, LLC, an equity method investee of the Company.  The Company’s investment in Piceance Energy, LLC constitutes 14% and 13% of consolidated total assets as of December 31, 2014 and 2013, respectively, and the Company’s interest in the net income (loss) of Piceance Energy, LLC constitutes 6% and 4% of consolidated net loss for the years ended December 31, 2014 and 2013, respectively. The financial statements of Piceance Energy, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Piceance Energy, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Par Petroleum Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Members of
Piceance Energy, LLC
Denver, Colorado

We have audited the accompanying balance sheets of Piceance Energy, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, members’ equity, and cash flows for the years ended December 31, 2014 and 2013, and the related notes to the financial statements (not separately included herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piceance Energy, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

 /s/ EKS&H LLLP
EKS&H LLLP

February 27, 2015
Denver, Colorado

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$89,210	$38,061
Restricted cash	749	802
Trade accounts receivable	112,968	117,493
Inventories	243,853	380,623
Prepaid and other current assets	14,009	7,522
Total current assets	460,789	544,501
Property and equipment
Property, plant and equipment	123,323	107,623
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	4,949
Total property and equipment	124,445	112,572
Less accumulated depreciation, depletion and amortization	(11,510)	(3,968)
Property and equipment, net	112,935	108,604
Long-term assets
Investment in Piceance Energy, LLC	104,657	101,796
Intangible assets, net	7,506	11,170
Goodwill	20,786	20,603
Other long-term assets	34,334	26,539
Total assets	$741,007	$813,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$29,100	$3,250
Obligations under supply and exchange agreements	197,394	385,519
Accounts payable	33,064	28,870
Other accrued liabilities	50,152	31,956
Accrued settlement claims	1,096	3,793
Total current liabilities	310,806	453,388
Long-term liabilities
Long-term debt, net of current maturities and unamortized discount	107,510	94,030
Common stock warrants	12,123	17,336
Contingent consideration	9,131	11,980
Long-term capital lease obligations	1,295	1,526
Other liabilities	7,983	6,689
Total liabilities	448,848	584,949
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares and 300,000,000 shares authorized at December 31, 2014 and 2013, respectively, 37,068,886 shares and 30,151,000 shares issued at December 31, 2014 and 2013, respectively	371	301
Additional paid-in capital	427,287	315,975
Accumulated deficit	(135,053)	(88,012)
Accumulated other comprehensive loss	(446)	—
Total stockholders’ equity	292,159	228,264
Total liabilities and stockholders’ equity	$741,007	$813,213

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Revenues
Refining, distribution and marketing revenues	$2,912,881	$778,126
Commodity marketing and logistics revenues	189,160	100,149
Natural gas and oil revenues	5,984	7,739
Total operating revenues	3,108,025	886,014
Operating expenses
Cost of revenues	2,937,472	857,066
Operating expense, excluding depreciation, depletion and amortization expense	140,900	27,251
Lease operating expense	5,673	5,676
Depreciation, depletion and amortization	14,897	5,982
Loss (gain) on sale of assets, net	624	(50)
Trust litigation and settlements	—	6,206
General and administrative expense	34,304	21,494
Acquisition and integration expense	11,687	9,794
Total operating expenses	3,145,557	933,419
Operating loss	(37,532)	(47,405)
Other income (expense)
Interest expense and financing costs, net	(19,783)	(19,426)
Other income (expense), net	(312)	758
Change in value of common stock warrants	4,433	(10,159)
Change in value of contingent consideration	2,849	—
Equity earnings (losses) from Piceance Energy, LLC	2,849	(2,941)
Total other income (expense), net	(9,964)	(31,768)
Loss before income taxes	(47,496)	(79,173)
Income tax benefit (expense)	455	—
Net loss	$(47,041)	$(79,173)
Basic and diluted loss per common share	$(1.44)	$(4.01)
Weighted average number of shares outstanding:
Basic	32,739	19,740
Diluted	32,739	19,740

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Net loss	$(47,041)	$(79,173)
Other comprehensive loss:
Other post-retirement benefits and total other comprehensive loss	(446)	—
Comprehensive loss	$(47,487)	$(79,173)
See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(47,041)	$(79,173)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	14,897	5,982
Non-cash interest expense	15,258	16,742
Change in value of common stock warrants	(4,433)	10,159
Change in value of contingent consideration	(2,849)	—
Lower of cost or market charge	2,444	—
Deferred taxes	(257)	179
Loss (gain) on sale of assets, net	624	(50)
Stock-based compensation	3,970	1,161
Unrealized gain on derivative contracts	(1,015)	—
Equity (earnings) losses from Piceance Energy, LLC	(2,849)	2,941
Net changes in operating assets and liabilities:
Trade accounts receivable	5,608	(40,278)
Prepaid and other assets	(5,966)	(2,569)
Inventories	59,085	69,211
Obligations under supply and exchange agreements	(112,884)	(38,999)
Accounts payable and other accrued liabilities	20,804	19,017
Net cash used in operating activities	(54,604)	(35,677)
Cash flows from investing activities
Payment of deposit for Koko'oha acquisition	(10,000)	—
Capital expenditures	(14,300)	(7,768)
Proceeds from sale of assets	595	2,850
Purchase of HIE, net of cash acquired, including working capital settlement	(582)	(559,279)
Investment in Piceance Energy, LLC	(12)	(303)
Net cash used in investing activities	(24,299)	(564,500)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	103,949	199,170
Proceeds from borrowings	363,620	159,800
Repayments of borrowings	(331,530)	(121,909)
Payment of deferred loan costs	(6,045)	(2,264)
Proceeds from supply and exchange agreements	—	378,238
Proceeds from exercise of common stock warrants	5	18
Restricted cash released	53	19,000
Net cash provided by financing activities	130,052	632,053
Net increase in cash and cash equivalents	51,149	31,876
Cash at beginning of period	38,061	6,185
Cash at end of period	$89,210	$38,061
Supplemental cash flow information
Cash received (paid) for:
Interest	$(4,526)	$(2,186)
Taxes	$243	—
Non-cash investing and financing activities
Accrued capital expenditures	$2,328	$—
Stock issued used to settle bankruptcy claims	$2,677	$2,605
Value of warrants reclassified to equity	$786	$3,741

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2013	15,008	$150	$109,446	$(8,839)	$—	$100,757
Issuance of common stock, net of offering costs of $830 thousand	14,388	144	199,026	—	—	199,170
Bankruptcy claim settlements	209	2	2,603	—	—	2,605
Exercise of common stock warrants	184	2	3,739	—	—	3,741
Share-based compensation	362	3	1,161	—	—	1,164
Net loss	—	—	—	(79,173)	—	(79,173)
Balance, December 31, 2013	30,151	301	315,975	(88,012)	—	228,264
Reverse stock split	—	1	(1)	—	—	—
Issuance of common stock, net of offering costs of $237 thousand	6,525	65	103,884	—	—	103,949
Bankruptcy claim settlements	146	1	2,676	—	—	2,677
Exercise of common stock warrants	51	1	785	—	—	786
Share-based compensation	196	2	3,968		—	3,970
Other comprehensive loss	—	—	—	—	(446)	(446)
Net loss	—	—	—	(47,041)	—	(47,041)
Balance, December 31, 2014	37,069	$371	$427,287	$(135,053)	$(446)	$292,159

See accompanying notes to consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Note 1—Overview
We are a diversified energy company based in Houston, Texas. Currently, we operate in three segments: (i) refining, distribution and marketing, (ii) natural gas and oil production, and (iii) commodity marketing and logistics.
Our refining, distribution, and marketing segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single-point mooring, and retail outlets which distribute gasoline and diesel fuel throughout Hawaii. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products primarily for consumption in Hawaii. The refining, distribution, and marketing segment was established through the acquisition of Hawaii Independent Energy, LLC ("HIE") on September 25, 2013.
Our natural gas and oil assets are non-operated and are concentrated in our 33.34% ownership of Piceance Energy, LLC ("Piceance Energy"), a joint venture entity operated by Laramie Energy II, LLC ("Laramie") and focused on producing natural gas in Garfield and Mesa Counties, Colorado. In addition, we own non-operated interests in Colorado and offshore California, and an overriding royalty interest in New Mexico. Our interests are heavily weighted towards natural gas and natural gas liquids.
Our commodity marketing and logistics segment focuses on sourcing, marketing, transporting, and distributing crude oil and refined products. Our logistics capability consists of historical pipeline shipping status, a railcar fleet, and expertise in contracted chartering of tows and barges, with the capability of moving crude oil from landlocked locations in the Western U.S. and Canada to the refining hubs in the Midwest, Gulf Coast, and East Coast regions of the U.S.
As a result of the HIE acquisition, our results of operations for any period after September 30, 2013 will not be comparable to any prior period. We anticipate our results of operations, capital and liquidity position, and the overall success of our business will depend, in large part, on the results of our refinery segment. The differences, or spread, between crude oil prices and the prices we receive for finished products (known as the “crack spread”), both of which are largely beyond our control, will be the primary driver of the refinery segment results of operations and, therefore, of our profitability.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Par Petroleum Corporation and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
Certain amounts previously reported in our consolidated financial statements for prior periods have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual amounts could differ from these estimates. Significant estimates include the fair value of assets and liabilities, natural gas and oil reserves, income taxes and the valuation allowances related to deferred tax assets, derivatives, asset retirement obligations, and contingencies and litigation accruals.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments.
Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to bankruptcy matters and cash held at commercial banks to support letter of credit facilities.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Allowance for Doubtful Accounts
We establish provisions for losses on trade receivables if it becomes probable we will not collect all or part of the outstanding balances. We review collectibility and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2014 and 2013, we had no significant allowance for doubtful accounts.
Inventories
Commodity inventories are stated at the lower of cost or market value using the first-in, first-out accounting method. We value merchandise along with spare parts, materials and supplies at average cost.
Our refining, distribution, and marketing segment acquires substantially all of its crude oil from Barclays Bank PLC (“Barclays”) under supply and exchange agreements as described in Note 9—Supply and Exchange Agreements. The crude oil remains in the legal title of Barclays and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, Barclays takes title to the refined products stored in our storage tanks until sold to our retail locations or to third parties. We record the inventory owned by Barclays on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties.
Investment in Piceance Energy, LLC
We account for our Investment in Piceance Energy, LLC using the equity method as we have the ability to exert significant influence, but do not control its operating and financial policies. Our proportionate share of net income (loss) of this entity is included in Equity earnings (losses) from Piceance Energy, LLC in the consolidated statements of operations. The investment is reviewed for impairment when events or changes in circumstances indicate that there has been an other than temporary decline in the value of the investment.
Property, Plant and Equipment
We capitalize the cost of additions, major improvements and modifications to property, plant, and equipment. The cost of repairs and normal maintenance of property, plant, and equipment is expensed as incurred. Major improvements and modifications of property, plant, and equipment are those expenditures that either extend the useful life, increase the capacity or improve the operating efficiency of the asset, or improve the safety of our operations. We compute depreciation of property, plant, and equipment using the straight-line method, based on the estimated useful life of each asset as follows:

Assets	Lives in Years
Refining	8 to 47
Logistics	3 to 30
Retail	14 to 18
Corporate	3 to 7
Software	3
We record property under capital leases at the lower of the present value of minimum lease payments using our incremental borrowing rate or the fair value of the leased property at the date of lease inception. We depreciate leasehold improvements and property acquired under capital leases over the shorter of the lease term or the economic life of the asset.
We review property, plant, and equipment and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset and a significant change in the asset’s physical condition or use.
Natural Gas and Oil Properties
We account for our natural gas and oil exploration and development activities using the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes, and productive wells and undeveloped leases are capitalized. Natural gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological or geophysical expenses, and delay rentals for natural gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, then evaluated quarterly and charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.
Unproved properties are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered.
Depreciation, depletion, and amortization ("DD&A") of capitalized acquisition, exploration, and development costs is computed using the units-of-production method by individual fields (common reservoirs) using proved producing natural gas and oil reserves as the related reserves are produced. Associated leasehold costs are depleted using the unit-of-production method based on total proved natural gas and oil reserves as the related reserves are produced.
Our natural gas and oil assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the liability. Our AROs arise from our refining, distribution, and marketing business’ refinery and retail operations, as well as plugging and abandonment of wells within our natural gas and oil operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value with accretion expense recognized in DD&A on our consolidated statement of operations and the related capitalized cost is depreciated over the asset’s useful life. We recognize a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in our consolidated statements of operations. We estimate settlement dates by considering our past practice, industry practice, contractual terms, management’s intent and estimated economic lives.
We cannot currently estimate the fair value for certain AROs primarily because we cannot estimate settlement dates (or range of dates) associated with these assets. These AROs include hazardous materials disposal (such as petroleum manufacturing by-products, chemical catalysts, and sealed insulation material containing asbestos), and removal or dismantlement requirements associated with the closure of our refining facility, terminal facilities, or pipelines, including the demolition or removal of certain major processing units, buildings, tanks, pipelines or other equipment.
Goodwill and Other Intangible Assets
Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually on October 1. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a two-step quantitative test is required. If required, we will review the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated.
Our intangible assets include relationships with suppliers and shippers, favorable railcar leases, trade names, and trademarks. These intangible assets will be amortized over their estimated useful lives on a straight line basis. We evaluate the carrying value of our intangible assets when impairment indicators are present. When we believe impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of the intangible assets are prepared. If the projections indicate that their carrying values are not recoverable, we reduce the carrying values to their estimated fair values.
Environmental Matters
We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and environmental expenses are recorded in operating expenses in our consolidated statements of operations.
Derivatives and Other Financial instruments
We periodically enter into commodity price risk transactions to manage our exposure to natural gas and oil price volatility. These transactions may take the form of non-exchange traded fixed price forward contracts and exchange-traded futures contracts, collar agreements, swaps, or options. The purpose of the transactions is to provide a measure of stability to our cash flows in an environment of volatile commodity prices.
Our commodity marketing and logistics segment enters into fixed-price forward purchase and sale contracts for crude oil. The contracts typically contain settlement provisions in the event of a failure of either party to fulfill its commitments under the contract. Our policy is to fulfill or accept the physical delivery of the product, even if shipment is delayed, and will not net settle. Should we not designate a contract as a normal purchase or normal sale, the contract would be accounted for at fair value on our consolidated balance sheets and marked to market each reporting period with changes in fair value being charged to earnings. As of December 31, 2014 and 2013, we have elected the normal purchase normal sale exemption for all outstanding contracts. As a result, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements.
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
Please read Note 10—Debt and Note 11—Fair Value Measurements for information regarding our common stock warrants which are accounted for as liabilities. In addition, our former delayed draw term loan facility contained certain puts that were accounted for as embedded derivatives.
Accrued Settlement Claims
We accrued an estimate of the settlement liability relating to claims resulting from our bankruptcy. Please read Note 12—Commitments and Contingencies for further information.
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
We recognize the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2011, 2012, and 2013. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

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
Certain transactions include sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another and are recorded on a net basis and included in Cost of revenues on our consolidated statements of operations.
Refining, Distribution and Marketing. We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We include transportation fees charged to customers in Revenues in our consolidated statements of operations, while the related transportation costs are included in Cost of revenues.
Federal excise and state motor fuel taxes, which are collected from customers and remitted to governmental agencies within our refining, marketing, and distribution segment are excluded from both Revenues and Cost of revenues in our consolidated statements of operations.
Natural Gas and Oil. Revenues are recognized when title to the products transfers to the purchaser. We follow the “sales method” of accounting for our natural gas and oil revenue and recognize sales revenue on all natural gas or oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves. As of December 31, 2014 and 2013, our aggregate natural gas and oil imbalances were not material to our consolidated financial statements.
     Commodity Marketing and Logistics. We earn revenues from the sale and transportation of oil and the rental of railcars. Accordingly, revenues and related costs from sales of oil are recorded when title transfers to the buyer. Transportation revenues are recognized when title passes to the customer, which is when risk of ownership transfers to the purchaser, and physical delivery occurs. Revenues from the rental of railcars are recognized ratably over the lease periods.
Other Post-retirement Benefits - Medical
We recognize an asset for the overfunded status or a liability for the underfunded status of its post-retirement benefit plan. The funded status is recorded within Other long-term liabilities. Changes in the plan's funded status are recognized in Other comprehensive loss in the period the change occurs.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied these valuation techniques for the periods presented. We use data from peers as well as external sources in the determination of the volatility and risk free rates used in our fair value calculations. A sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate.
Loss Per Share
Basic loss per share (“EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average number of shares issuable under the warrants. Please read Note 15—Loss Per Share for further information. The warrants are included in the calculation of basic EPS because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the computation of basic EPS as these shares are not considered earned until vesting occurs.
Foreign Currency Transactions
We may, on occasion, enter into transactions denominated in currencies other than the U. S. dollar, our functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in Other income (expense), net, in the accompanying consolidated statement of operations in the period in which the currency exchange rates change.
Accounting Principles Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. We are in the process of determining the impact this guidance will have on our financial condition, results of operations and cash flows.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the consolidation analysis required under U.S.generally accepted accounting principles. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and modifies the evaluation of whether limited partnerships are Variable Interest Entities ("VIEs") or voting interest entities. Under the amended guidance, limited partners would be required to consolidate a partnership if the limited partner retains certain powers and obligations. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods beginning after December 15, 2017. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. We are in the process of determining the impact this guidance will have on our financial condition, results of operations and cash flows.
Note 3—Investment in Piceance Energy
We have a 33.34% ownership interest in Piceance Energy, LLC ("Piceance Energy"), a joint venture operated by Laramie Energy II, LLC ("Laramie") and focused on producing natural gas in Garfield and Mesa Counties, Colorado. Piceance Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $125 million. As of December 31, 2014 and 2013, the balance outstanding on the revolving credit facility was approximately $98 million and $90.2 million, respectively. We are guarantors of Piceance Energy’s credit facility, with recourse

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Piceance Energy is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$101,796	$104,434
Equity earnings (loss) from Piceance Energy	2,278	(3,516)
Accretion of basis difference	571	575
Investments	12	303
Ending balance	$104,657	$101,796

Summarized financial information for Piceance Energy is as follows (in thousands):

	December 31,
	2014	2013
Current assets	$13,168	$5,901
Non-current assets	468,379	454,402
Current liabilities	17,103	13,040
Non-current liabilities	107,087	96,738

	Year Ended December 31,
	2014	2013
	100%	100%
Natural gas and oil revenues	$80,471	$61,091
Income (loss) from operations	3,768	(6,765)
Net income (loss)	6,831	(10,546)
 The net income for year ended December 31, 2014 includes $32.8 million and $9.8 million of DD&A expense and unrealized gains on derivative instruments, respectively. The net loss for the year ended December 31, 2013 includes $26.6 million and $1.1 million of DD&A expense and unrealized losses on derivative instruments, respectively.
At December 31, 2014 and 2013, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $14.7 million and $15.3 million, respectively. This difference arose due to lack of control and marketability discounts. We attributed this difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimate of proved reserves at the date Piceance Energy was formed.
Note 4—Acquisitions
We made our acquisitions in furtherance of our growth strategy that focuses on the acquisition of income producing businesses in order to monetize our net operating loss carryforwards.
Mid Pac Plan of Merger
On June 2, 2014, we and our subsidiary entered into an agreement and plan of merger with Koko’oha Investments, Inc., a Hawaii corporation (“Koko’oha”). Koko’oha owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”), which is the exclusive licensee of the “76” brand in the State of Hawaii and the owner/operator of several terminals and retail gasoline stations across Hawaii. Pursuant to the merger agreement, we expect to acquire 100% of Koko’oha and Mid Pac for $107 million, less estimated long-term liabilities, plus estimated merchandise and product inventory, subject to other adjustments as set forth in the merger agreement. Through a series of amendments to the merger agreement with Koko'oha, the date by which we or Koko'oha can terminate the merger agreement for failure to consummate the merger has been extended to March 31, 2015.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

We believe we have satisfied the Federal Trade Commission's concerns under the Hart-Scott-Rodino Act and anticipate entering into a consent decree in mid-March. We expect to close the acquisition in April of 2015.
In connection with and due upon signing the Mid Pac merger agreement, we funded a $10 million deposit against the purchase price, which was funded through proceeds from the Term Loan and is included in Other long-term assets on our consolidated balance sheets. Please read Note 10—Debt for further information. We are obligated to deposit an additional $5 million against the purchase price within three days of the expiration of the waiting period under the HSR Act. If the merger agreement is terminated due to a breach of representations and obligations by us, we forfeit the deposits. If the merger agreement is terminated due to mutual consent, government order or closing does not occur on or before March 31, 2015, the deposits will be refunded to us. If the merger agreement is terminated due to Mid Pac's breach of representations and warranties, the deposits will be returned to us and Mid Pac will be obligated to pay us an additional $5 million if the termination occurs prior to the expiration or early termination of the waiting period under the HSR Act or $7.5 million if it occurs after. In 2014, we incurred $6.4 million in costs related to the Mid Pac acquisition.
Hawaii Independent Energy
On September 25, 2013, one of our subsidiaries completed the acquisition of Tesoro Hawaii which owned and operated a petroleum refinery in Kapolei, Hawaii, certain pipeline assets, floating pipeline mooring equipment, refined products terminals, and retail assets selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii. Following the acquisition, Tesoro Hawaii was renamed Hawaii Independent Energy, LLC (“HIE”). The purchase price was $75 million, paid in cash plus net working capital and inventories at closing plus certain contingent earnout payments of up to $40 million. As a part of the purchase price, we also funded approximately $24.3 million of start-up expenses and for a major overhaul of a co-generation turbine used at the refinery prior to closing. The purchase price was paid with a portion of the net proceeds from the private placement common stock sale (please read Note 13—Stockholders' Equity), amounts received pursuant to the Supply and Exchange Agreements (please read Note 9—Supply and Exchange Agreements) and the ABL Facility (please read Note 10—Debt).
The contingent earnout payments, if any, are to be paid annually following each of the three calendar years beginning January 1, 2014 through the year ending December 31, 2016, in an amount equal to 20% of the consolidated annual gross margin of HIE in excess of $165 million during such calendar years, with an annual cap of $20 million. In the event that the refinery ceases operations or we dispose of any facility used in the acquired business, our obligation to make earnout payments could be modified and/or accelerated. There were no earnout payments due based on the results for the year ended December 31, 2014.
We accounted for the acquisition of HIE as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with HIE’s, and utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets including trade names and trademarks. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.
During 2014, we finalized the HIE acquisition purchase price allocation. The primary purchase price allocation adjustments related to the finalization of the post-retirement medical plan, working capital settlements, and allocating value to underground storage tanks installed by Tesoro Corporation in conjunction with the Environmental Agreement. Please read Note 14—Benefit Plans and Note 12—Commitments and Contingencies for additional information. We believe these adjustments did not have a material impact on prior periods.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

A summary of the final estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Inventory	$418,750
Trade accounts receivable	59,553
Prepaid and other current assets	2,497
Property, plant and equipment	59,670
Land	39,800
Goodwill	13,796
Intangible assets	4,596
Accounts payable and other current liabilities	(18,542)
Contingent consideration liability	(11,980)
Other non-current liabilities	(7,561)
Total	$560,579
The acquisition was partially funded from proceeds totaling approximately $378.2 million from the Supply and Exchange Agreements. Please read Note 9—Supply and Exchange Agreements for further information. None of the goodwill or intangible assets are expected to be deductible for income tax reporting purposes. Acquisition costs of approximately $7 million are included in Acquisition and integration expense on our consolidated statement of operations for the year ended December 31, 2013.
The unaudited pro forma financial information for the year ended December 31, 2013 presented below assumes that the HIE acquisitions occurred as of January 1, 2013 (in thousands):

Revenues	$2,987
Net income	$(122)
Revenue and earnings for HIE subsequent to the acquisition are included in the refining, marketing, and distribution segment in Note 17—Segment Information.
Note 5—Inventories

Inventories at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014
	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$62,594	$62,594
Refined products and blend stock	47,922	118,375	166,297
Warehouse stock and other	14,962	—	14,962
Total	$62,884	$180,969	$243,853

	December 31, 2013
	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$137,706	$137,706
Refined products and blend stock	67,532	161,554	229,086
Warehouse stock and other	13,831	—	13,831
Total	$81,363	$299,260	$380,623
The reserves for the lower of cost or market value of inventory was $2.4 million as of December 31, 2014. There was no reserve as of December 31, 2013.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Note 6—Property, Plant and Equipment
Major classes of property, plant and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land	$39,800	$39,800
Buildings and equipment	81,488	65,878
Other	2,035	1,945
Total property, plant and equipment	123,323	107,623
Proved oil and gas properties	1,122	4,949
Less accumulated depreciation, depletion and amortization	(11,510)	(3,968)
Property, plant and equipment, net	$112,935	$108,604
Note 7—Asset Retirement Obligations
The table below summarizes the changes in our asset retirement obligations (in thousands):

	Year Ended December 31,
	2014	2013
Asset retirement obligation – beginning of period	$3,172	$512
Obligation acquired	—	2,601
Accretion expense	239	59
Change in estimate	(831)	—
Asset retirement obligation – end of period	$2,580	$3,172
Note 8—Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
Intangible assets:
Supplier relationships	$3,360	$3,360
Railcar leases	3,249	3,249
Historical shipper status	2,200	2,200
Trade names and trademarks	4,689	4,689
Total intangible assets	$13,498	$13,498
Accumulated amortization:
Supplier relationships	$(516)	$(258)
Railcar leases	(1,301)	(650)
Historical shipper status	(2,200)	(1,100)
Trade name and trademarks	(1,975)	(320)
Total accumulated amortization	$(5,992)	$(2,328)
Net:
Supplier relationships	$2,844	$3,102
Railcar leases	1,948	2,599
Historical shipper status	—	1,100
Trade name and trademarks	2,714	4,369
Total intangible assets, net	$7,506	$11,170

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Amortization expense was approximately $3.7 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2015	$2,518
2016	2,012
2017	908
2018	258
2019	258
Thereafter	1,552
$7,506

During the year ended December 31, 2014, the changes in the carrying amount of goodwill were as follows (in thousands):

Balance at beginning of period	$20,603
HIE acquisition purchase price allocation adjustments (1)	183
Balance at end of period	$20,786
________________________________________________________
(1) Please read Note 4—Acquisitions for further discussion of these adjustments.
Note 9—Supply and Exchange Agreements
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
Pursuant to the Supply and Exchange Agreements, Barclays holds title to all of the crude oil in the tanks at the refinery and holds title to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside of our refinery. We hold title to the inventory during the refining process. Barclays sells the crude oil to us as it is discharged out of the refinery's tanks. We exchange refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we execute third-party sales of refined product. We currently market and sell the refined product independently to third parties. The Supply and Exchange Agreements have an initial term of three years with two one-year renewal options.
We record the inventory owned by Barclays on our behalf because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory.
In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined product inventory equal to or in excess of the Block Volume at period-end, we record a liability, valued at the carrying value of the related inventory, for only the Block Volume. To the extent we have refined product inventory less than the Block Volume at period-end, we record a liability for the refined product inventory on hand at its carrying value, plus a liability for the shortfall in volumes valued at current market prices. The liability related to the Supply and Exchange Agreements is included in Obligations under supply and exchange agreements on our consolidated balance sheets.
For the years ended December 31, 2014 and 2013, we incurred approximately $16.5 million and $3.7 million in handling fees related to the Supply and Exchange Agreements, respectively, which is included in Cost of revenues on our consolidated statements of operations. For the years ended December 31, 2014 and 2013, Interest expense and financing costs, net, on our statements of operations includes approximately $4.2 million and $1.1 million of expenses related to the Supply and Exchange Agreements, respectively.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Note 10—Debt
Our debt is as follows (in thousands):

	December 31,
	2014	2013
Term Loan	$87,360	$19,480
ABL Facility	—	51,800
Retail Credit Agreement	22,750	26,000
Texadian Uncommitted Credit Agreement	26,500	—
Total debt, net of unamortized debt discount	136,610	97,280
Less current maturities	(29,100)	(3,250)
Long-term debt, net of current maturities and unamortized discount	$107,510	$94,030

Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year	Amount Due
2015	$29,100
2016	39,371
2017	2,600
2018	53,189
2019	2,600
Thereafter	9,750
$136,610

Term Loan
During 2012 and 2013, we borrowed $13 million and $17 million, respectively, pursuant to the Delayed Draw Term Loan Credit Agreement ("Loan Agreement"). The lenders under the Loan Agreement included ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC, who are also our stockholders. In November 2013, we repaid in full and terminated all of our obligations under the Loan Agreement, other than the New Tranche B Loans described below and expensed $6.1 million of financing costs associated with the termination of the Loan Agreement.
On December 28, 2012, we amended the Loan Agreement and borrowed an additional $35 million ("Tranche B Loan"). On June 24, 2013, we refinanced and replaced the Tranche B Loan and borrowed $65 million (“New Tranche B Loans”). We repaid a portion of the New Tranche B Loans with proceeds from a private placement. Please read Note 13—Stockholders' Equity for further information.
The New Tranche B Loans are secured by a lien on substantially all of our assets and our subsidiaries, excluding Texadian, Texadian Energy Canada Limited (“Texadian Canada”), certain of our immaterial subsidiaries, and Hawaii Pacific Energy and its subsidiaries. All our obligations under the New Tranche B Loans are unconditionally guaranteed by the Guarantors.
On May 30, 2014, we entered into a Twelfth Amendment to the Loan Agreement (collectively with the New Tranche B Loans, the "Twelfth Amendment"), pursuant to which we borrowed an additional $13.2 million which was primarily used to fund the deposit due upon signing the merger agreement with Koko'oha. Please read Note 4—Acquisitions.
Borrowings under the Twelfth Amendment bore interest (a) from May 30, 2014 to September 1, 2014 at a rate equal to 12% per annum payable in kind and (b) on and after September 1, 2014 at a rate equal to 14.75% per annum payable, at our election, either in cash or in kind. We also agreed to pay a nonrefundable amendment fee of approximately $506 thousand as well as an original issue discount of approximately $630 thousand. The Twelfth Amendment lenders agreed to waive the exit fee related to the existing New Tranche B Loans of which we had accrued approximately $97 thousand as of the date of the Twelfth Amendment. Except as discussed above, the Twelfth Amendment did not change any other terms or conditions of the New Tranche B Loans.
On July 11, 2014, we and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement ("Credit Agreement") to provide us with a term loan of up to $50 million ("Term Loan") and a bridge loan of up to $75 million ("Bridge Loan"). The Term Loan amended and restated the Twelfth Amendment, reduced the interest rate, and may be used to

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

fund the additional deposit per the Mid Pac merger agreement, for transaction costs and for working capital and general corporate purposes. The Term Loan matures on July 11, 2018 and bears interest at either 10% per annum if paid in cash or 12% per annum if paid in kind, at our election, and has an original issue discount of 5%. During July 2014, we borrowed $15.5 million to fund transaction costs, provide working capital, and for general corporate purposes.
On July 28, 2014, we entered into a First Amendment to the Credit Agreement pursuant to which we expanded the Term Loan and borrowed an additional $35 million ("Advance"), which resulted in net proceeds to us of approximately $32 million. The Advance was to be repaid upon the receipt of net equity proceeds from the Rights Offering. Please read Note 13—Stockholders' Equity for more information. Except for the repayment terms, all other terms and conditions remained unchanged. We used the proceeds for working capital and general corporate purposes.
On September 3, 2014, we terminated all of the Bridge Loan commitments under the Credit Agreement. On September 10, 2014, we entered into a Second Amendment to the Credit Agreement whereby we extended the repayment date of the Advance to March 31, 2015. All other terms and conditions remained unchanged. We expensed approximately $1.8 million of financing costs associated with the termination of the Bridge Loan. On March 11, 2015, we entered into a Third Amendment to the Credit Agreement whereby we extended the repayment date of the Advance to March 31, 2016; therefore, the Advance has been classified as long-term debt as of December 31, 2014. All other terms and conditions remain unchanged.
Certain lenders to the Credit Agreement are our stockholders. Please read Note 18—Related Party Transactions for more information.
ABL Facility
On September 25, 2013 and in connection with the acquisition of HIE, HIE and its subsidiary (“ABL Borrowers”) and Hawaii Pacific Energy entered into an asset-based senior secured revolving credit facility (“ABL Facility”) of up to $125 million, of which up to $50 million of availability under the ABL Facility may be used for the issuances of letters of credit. The ABL Facility is secured by a lien on substantially all of HIE’s assets. The ABL Borrowers borrowed $15 million on September 25, 2013 under the ABL Facility to fund the acquisition of HIE and to provide working capital to the ABL Borrowers. The proceeds from future amounts borrowed pursuant to the ABL Facility were used for general corporate purposes and to fund the working capital of the ABL Borrowers. As of December 31, 2014, the total capacity of the ABL Facility was $79.5 million and we had $2.4 million of letters of credit outstanding.
Outstanding balances on the ABL Facility bear interest at the base rate specified below (“Base Rate”) plus a margin (based on a sliding scale of 1.00% to 1.50% depending on the borrowing base usage) or the adjusted LIBOR specified below (“Adjusted LIBOR”) plus a margin (based on a sliding scale of 2.00% to 2.50% depending on the borrowing base usage). The margin was 1.25% for Base Rate loans and 2.25% for Adjusted LIBOR loans during 2013. The Base Rate is equal to the highest of (i) the prime lending rate of the ABL Agent, (ii) the Federal Funds Rate plus 0.5% per annum, and (iii) the Adjusted LIBOR for a LIBOR loan denominated in dollars with a one-month interest period commencing on such day plus 1.00%. The effective weighted-average interest rate for 2014 was 2.95%.
The ABL Borrowers agreed to pay commitment fees for the ABL Facility equal to 0.375% if the borrowing base usage is greater than 50%; and 0.500% if the borrowing base usage is less than or equal to 50%. Outstanding letters of credit will be charged a participation fee at a per annum rate equal to the margin applicable to Adjusted LIBOR loans, a facing fee, and customary administrative fees.
All loans and other obligations outstanding under the ABL Facility are payable in full on September 25, 2017.
The ABL Borrowers and Hawaii Pacific Energy are required to comply with various affirmative and negative covenants affecting its business and operations, including compliance with a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, as adjusted, to total fixed charges of 1.0 to 1.0.
Retail Credit Agreement
On November 14, 2013, HIE Retail, LLC (“HIE Retail”), our subsidiary, entered into a Credit Agreement (“Retail Credit Agreement”) in the form of a senior secured term loan of up to $30 million (“Retail Term Loan”) and a senior secured revolving line of credit of up to $5 million (“Retail Revolver”). Loans made under the Retail Credit Agreement are secured by a first priority security interest in substantially all of the assets of HIE Retail consisting primarily of 31 distribution outlets, selling fuel products and merchandise on the islands of Oahu, Maui and Hawaii.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The Retail Credit Agreement requires HIE Retail to comply with various financial covenants that are measured on a quarterly basis commencing with the fiscal quarter ending March 31, 2014 and are calculated on a trailing four-quarter basis. Such covenants require HIE Retail to maintain a maximum Leverage Ratio (as defined in the Retail Credit Agreement) of 5.50 to 1.00 in 2014 and ratably adjusts to 4.75:1 in 2018. HIE Retail is also required to maintain a Fixed Charge Coverage Ratio of 1.15:1.00.
Retail Term Loan
Principal on the Retail Term Loan will be repaid in quarterly principal payments over the term through November 14, 2020.
The Retail Term Loan bears interest, at HIE Retail’s election, at a rate equal to (i) 30, 90 and 180 day LIBOR plus the Applicable Margin (as specified below) for LIBOR Loans (as defined in the Retail Credit Agreement), or (ii) the primary interest rate established from time to time by the Agent in the ordinary course of its business plus the Applicable Margin and is payable quarterly. The effective interest rate for 2014 on the outstanding loan was 2.6%.
The Applicable Margin for each fiscal quarter is the applicable rate per annum set forth below, such amount to be determined as of the last day of the immediately preceding fiscal quarter.

Level	Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Base Rate Loans
1	<4.00x	2.00%	—%
2	4.00x-5.00x	2.25%	0.25%
3	>5.00x	2.50%	0.50%

Fifty percent of annual Excess Cash Flow (as defined in the Retail Credit Agreement) will be applied to the outstanding principal balance of the Term Loan beginning with Excess Cash Flow for fiscal year 2014 to the extent the leverage ratio is equal to or greater than 4.50:1.00.
Retail Revolver
The Retail Revolver and any letters of credit issued under the Retail Revolver mature on November 14, 2016.
Advances under the Retail Revolver will bear interest, at HIE Retail’s election, at a rate equal to (a) 30, 90 and 180 day LIBOR plus the Revolver Applicable Margin (as defined below) for LIBOR Loans, or (ii) the primary interest rate established from time to time by the Agent in the ordinary course of its business plus the Revolver Applicable Margin.
HIE Retail agreed to pay a fee (“Unused Fee”), based on the leverage ratio on the last date of the immediately preceding quarter as set forth below, based on the unused portion of the Revolver and calculated on the average of the unused amount for the quarter. The Unused Fee is payable quarterly in arrears.
The Retail Revolver Applicable Margin and the Unused Fee, for each quarter is determined, on the last date of the immediately preceding fiscal quarter:

			Revolver	Revolver
			Applicable Margin for	Applicable Margin for
Level	Leverage Ratio	Unused Fee	LIBOR Loans	Base Rate Loans
1	<4.00x	0.250%	1.75%	-0.25%
2	4.00x-5.00x	0.375%	2.00%	—%
3	>5.00x	0.500%	2.25%	0.25%
Commitment fees for Standby Letters of Credit issued under the Revolver are due quarterly in arrears and will be equal to 2.00% per annum on the letter of credit amount payable. As of December 31, 2014, there were no balances or letters of credit outstanding under the Retail Revolver.
Texadian Uncommitted Credit Agreement
On June 12, 2013, Texadian, and its wholly-owned subsidiary Texadian Canada, entered into an Uncommitted Credit Agreement to provide for loans and letters of credit, on an uncommitted and absolutely discretionary basis, in an aggregate amount at any one time outstanding not to exceed $50 million. Loans and letters of credit issued under the Uncommitted Credit Agreement

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

are secured by a security interest in and lien on substantially all of Texadian’s assets, including, but not limited to, cash, accounts receivable, and inventory, a pledge by Texadian of 65% of its ownership interest in Texadian Canada, and a pledge by us of 100% of our ownership interest in Texadian. Texadian agreed to pay certain fees with respect to the loans and letters of credit made available to it under the Uncommitted Credit Agreement, including an up-front fee, an origination fee, a minimum compensation fee, a collateral audit fee, and fees with respect to letters of credit. The Uncommitted Credit Agreement requires Texadian to comply with various affirmative and negative covenants affecting its business, and Texadian must comply with certain financial maintenance covenants, including among other things, covenants regarding the minimum net working capital and minimum tangible net worth of Texadian. The Uncommitted Credit Facility does not permit, at any time, Texadian’s consolidated leverage ratio to be greater than 5.00 to 1.00 or its consolidated gross asset coverage to be equal to or less than zero. As of December 31, 2014, we had $27.6 million of letters of credit outstanding related to this agreement.
On October 10, 2014, the maturity date of the Uncommitted Credit Agreement was extended to May 15, 2015 and the availability was temporarily increased to $85 million. The temporary increase in availability was extended to January 6, 2015 on December 19, 2014.
On February 20, 2015, Texadian, and its wholly-owned subsidiary Texadian Canada, amended and restated the uncommitted credit agreement. The amendment increased the uncommitted loans and letters of credit capacity to $200 million and matures in February 2016.
Cross Default Provisions
Included within each of the our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of December 31, 2014 we are in compliance with all of our credit agreements.
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Purchase Price Allocation of HIE. The final fair values of the assets acquired and liabilities assumed as a result of the HIE acquisition were estimated as of the date of the acquisition and finalized during the quarter ended September 30, 2014 using valuation techniques described in notes (a) through (g) described below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital	$462,258	(a)
Property, plant and equipment	59,670	(b)
Land	39,800	(c)
Goodwill	13,796	(d)
Intangible assets	4,596	(e)
Contingent consideration liability	(11,980)	(f)
Other non-current liabilities	(7,561)	(g)
Total	$560,579

(a)	Current assets acquired and liabilities assumed were recorded at their net realizable value.

(b)
The fair value of the property, plant, and equipment was estimated using the cost approach. Under the cost approach, the total replacement cost of the property is determined based on industry sources with adjustments for regional factors. The total cost is then adjusted for depreciation based on the physical age of the assets and external obsolescence. We consider this to be a Level 3 fair value measurement.

(c)
The fair value of the land was estimated using the sales comparison approach. Under this approach, the sales prices of similar properties are adjusted to account for differences in land characteristics. We consider this to be a Level 3 fair value measurement.

(d)	The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.

(e)
The fair value of the trade names and trademarks was estimated using a form of the income approach, the Relief from Royalty Method. Significant inputs used in this model include estimated revenue attributable to the trade names and

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

trademarks and a royalty rate. An increase in the estimated revenue or royalty rate would result in an increase in the value attributable to the trade names and trademarks. We consider this to be a Level 3 fair value measurement.

(f)
The fair value of the liability for contingent consideration was estimated using Monte Carlo simulation. Significant inputs used in the model include estimated future gross margin, annual gross margin volatility and a present value factor. An increase in estimated future gross margin, volatility or the present value factor would result in an increase in the liability. We consider this to be a Level 3 fair value measurement.

(g)	Other non-current assets and liabilities are recorded at their estimated net present value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants. We estimate the fair value of our outstanding common stock warrants using a Monte Carlo simulation analysis, which is considered to be a Level 3 fair value measurement. Significant inputs used in the Monte Carlo simulation analysis include:

	December 31,
	2014	2013
Stock price	$16.25	$22.30
Weighted average exercise price	$0.10	$0.10
Term (years)	7.67	8.67
Risk-free rate	2.01%	2.78%
Expected volatility	50.2%	52.9%

The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo simulation analysis, the estimated fair value of the common stock warrants was $16.17 and $21.64 per share as of December 31, 2014 and 2013, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo simulation analysis will have a significant impact to the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the common stock warrants.
Debt prepayment derivative. A previous loan agreement contained a contingent prepayment feature that we accounted for as a derivative. At June 30, 2013, we reduced the carrying value of the debt prepayment derivative to zero because we did not believe there was any probability of us repaying the loan prior to maturity. This was considered a Level 3 fair value measurement. In November 2013, we repaid in full and terminated all of our obligations, including any repayment premiums, under this loan agreement thus extinguishing the liability.
Derivative instruments. From time to time, we enter into certain exchange traded oil contracts that do not qualify for or for which we do not elect the normal purchase or normal sale exception. Changes in the fair value of these contracts are recorded in earnings. The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third-party broker quotes and pricing providers.
Contingent consideration. The cash consideration for our acquisition of HIE may be increased pursuant to an earn out provision. The liability is remeasured at the end of each reporting period using a Monte Carlo simulation analysis. Significant inputs used in the valuation model include estimated future gross margin, annual gross margin volatility and a present value factor. We consider this to be a Level 3 fair value measurement.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 and their placement within our consolidated balance sheet consist of the following (in thousands):

		December 31,
	Balance Sheet Location	2014	2013
		Asset (Liability)
Common stock warrants	Common stock warrants	$(12,123)	$(17,336)
Contingent consideration liability	Contingent consideration liability	(9,131)	(11,980)
Exchange-traded futures	Prepaid and other current assets	1,015	—

The following table summarizes the pre-tax gain (loss) recognized in our consolidated statement of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2014	2013
Common stock warrants	Change in value of common stock warrants	$4,433	$(10,159)
Contingent consideration liability	Change in value of contingent consideration	2,849	—
Debt repayment derivative	Interest expense and financing costs, net	—	45
Derivatives - exchange traded futures	Cost of revenues	8,228	104
Commodities - physical forward contracts	Cost of revenues	—	306

Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 and their level within the fair value hierarchy is as follows (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(12,123)	$—	$—	$(12,123)
Contingent consideration liability	(9,131)	—	—	(9,131)
Derivatives - exchange traded futures	1,015	1,015	—	—

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(17,336)	$—	$—	$(17,336)
Contingent consideration liability	(11,980)	—	—	(11,980)

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance, at beginning of period	$(29,316)	$(10,945)
Settlements	780	3,723
Acquired	—	(11,980)
Total unrealized income (loss) included in earnings	7,282	(10,114)
Balance, at end of period	$(21,254)	$(29,316)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31, 2014
	Carrying Value	Fair Value (1)
Term Loan	$87,360	$87,068
ABL Facility (2)	—	—
HIE Retail Credit Agreement (2)	22,750	22,750
Texadian Uncommitted Credit Agreement	26,500	26,500
Common stock warrants	12,123	12,123
Contingent consideration liability	9,131	9,131

	December 31, 2013
	Carrying Value	Fair Value (1)
Term Loan	$19,480	18,800
ABL Facility (2)	51,800	51,800
HIE Retail Credit Agreement (2)	26,000	26,000
Common stock warrants	17,336	17,336
Contingent consideration liability	11,980	11,980
_________________________________________________________
(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
(2) Fair value approximates carrying value due to the floating rate interest.

We estimate our long-term debt’s fair value using a discounted cash flow analysis and an estimate of the current yield of 14.11% and 15.28% as of December 31, 2014 and 2013, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable, current liabilities, and accounts payable approximate their carrying value due to their short term nature.
Note 12—Commitments and Contingencies
Environmental Matters
Like other petroleum refiners and exploration and production companies, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time.
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
Regulation of Greenhouse Gases. The United States Environmental Protection Agency (“EPA”) has begun regulating greenhouse gases ("GHG") under the Clean Air Act Amendments of 1990 (“Clean Air Act”). New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the Clean Air Act regulations, and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
Furthermore, the EPA is currently developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
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
In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit and implement substantial modifications. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Environmental Agreement
On September 25, 2013 (“Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the HIE acquisition), Tesoro and HIE entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE, including the Consent Decree as described below.
Consent Decree. Tesoro is currently negotiating a consent decree with the EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Hawaii refinery. It is anticipated that the Consent Decree will be finalized sometime during the first half of 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.
We estimate the cost of compliance with the final decree could be $20 million to $25 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third-party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Tank Replacements. Tesoro replaced, at its expense, the existing underground storage tanks at six retail locations. The tank replacements were completed at five of the stations during 2014. The sixth location was completed during the first quarter of 2015.
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
Recovery Trusts
We emerged from the reorganization of Delta Petroleum on August 31, 2012 ("Emergence Date") when the plan of reorganization ("Plan") was consummated. On the Emergence Date, we formed the Delta Petroleum General Recovery Trust (“General Trust”). The General Trust was formed to pursue certain litigation against third parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code, and other claims and potential claims that the Debtors hold against third parties.
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
As of December 31, 2014 and 2013, 27 and 28 claims totaling approximately $26.5 million and $40.2 million remain to be resolved by the trustee for the General Trust and we have reserved approximately $1.1 million and $3.8 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end, respectively. During the year ended December 31, 2014, the trustee for the General Trust settled one claim from U.S. Bank of $3.7 million. In October 2014, we issued 146 thousand shares of common stock to settle this claim. During the year ended December 31, 2013, the trustee for the General Trust settled 59 claims of $26.9 million for approximately $5.4 million in cash and 209 thousand shares of common stock.
A summary of claims is as follows (in thousands, except number of filed claims):

	For The Year Ended December 31, 2014
					Remaining Filed
	Settled Claims				Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	—	$—	$—	—	2	$22,364
Other Various Claims	1	3,702	—	146	25	4,158
Total	1	$3,702	$—	146	27	$26,522

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

	For The Year Ended December 31, 2013
					Remaining Filed
	Settled Claims				Claims
			Consideration
	Count	Amount	Cash	Stock	Count	Amount
U.S. Government Claims	1	$—	$—	—	2	$22,364
Former Employee Claims	19	12,695	340	162	—	—
Macquarie Capital (USA) Inc.	1	8,672	2,500	—	—	—
Swann and Buzzard Creek Royalty Trust	1	3,200	2,000	—	—	—
Other Various Claims (1)	37	2,339	543	47	26	17,860
Total	59	$26,906	$5,383	209	28	$40,224
_____________________________

(1)	Includes reserve for contingent/unliquidated claims in the amount of $10 million.
Capital Leases
Within our refining, distribution and marketing segment, we have capital lease obligations related primarily to the leases of five retail stations with initial terms of 17 years and generally five years remaining on the current term, with four 5-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2015	$382
2016	382
2017	382
2018	420
2019	420
Thereafter	—
Total minimum lease payments	1,986
Less amount representing interest	460
Total minimum rental payments	$1,526
Operating Leases
Within our refining, distribution and marketing segment, we have various cancellable and noncancellable operating leases related to land, vehicles, office and retail facilities, and other facilities used in the storage, transportation, and sale of crude oil and refined products. The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation and sale of crude oil and refined products. We have operating leases for most of our retail stations with primary terms of up to 50 years with an average of 12 years remaining, and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation and sale of crude oil and refined products have various expiration dates extending to 2027.
In addition, with our commodity marketing and logistics segment, we have various agreements to lease storage facilities, primarily along the Mississippi River, railcars, inland river tank barges and towboats, and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. The leases generally range in duration of five years or less and contain lease renewal options at fair value. Our railcar leases contain an empty mileage indemnification provision whereby if the empty mileage exceeds the loaded mileage, we are charged for the empty mileage at the rate established by the tariff of the railroad on which the empty miles accrued.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Minimum annual lease payments extending to 2044 for operating leases to which we are legally obligated and having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

2015	$28,944
2016	13,263
2017	11,224
2018	9,902
2019	7,954
Thereafter	18,194
Total minimum rental payments	$89,481
Rent expense for the year ended December 31, 2014 and 2013 was approximately $30.2 million and $6.2 million, respectively.
Major Customers
For the year ended December 31, 2014 and 2013, no individual customer accounted for more than 10% of our consolidated revenue.
Other
On April 22, 2013, Texadian entered into a terminaling and storage agreement whereby the operator would provide Texadian with storage facilities, access to a marine terminal and pipelines and railcar offloading services. The initial term of the agreement was for a period of four years and Texadian's minimum commitment during the initial term was approximately $28 million. Effective February 1, 2015, Texadian and the counterparty (i) terminated this terminaling and storage agreement and (ii) entered into a new agreement with an initial term of one year.
Note 13—Stockholders' Equity
Common Stock
Our certificate of incorporation contains restrictions on the transfer of certain of our securities in order to preserve the net operating loss carryovers, capital loss carryovers, general business credit carryovers, alternative minimum tax credit carryovers and foreign tax credit carryovers, as well as any “net unrealized built-in loss” within the meaning of Section 382 of the Internal Revenue Service Code, of us or any direct or indirect subsidiary thereof. These restrictions include provisions regarding approval by our Board of Directors of transfers of Common Stock by holders of five percent or more of the outstanding Common Stock. Our debt agreements restrict the payment of dividends.
We amended our certificate of incorporation to implement a one-for-ten (1:10) reverse stock split of our issued and outstanding common stock, par value $0.01 per share, effective on January 29, 2014 for trading purposes. All references in the financial statements to the number of shares of common stock or warrants, price per share and weighted average number of common stock shares outstanding prior to the 1:10 reverse stock split have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.
In July 2014, we issued, at no charge, one transferable subscription right with respect to each share of our common stock then outstanding. Holders of subscription rights were entitled to purchase 0.21 shares of our common stock for each subscription right held at an exercise price of $16.00 per whole share. The rights offering was fully subscribed and we issued approximately 6.4 million shares of our common stock resulting in net proceeds of approximately $101.5 million in August 2014. We incurred approximately $237 thousand of offering costs which are included as a reduction of Additional paid-in capital on our consolidated balance sheet.
On September 25, 2013, we completed a private placement transaction and issued approximately 14.4 million shares of common stock resulting in net proceeds of approximately $199.2 million. We incurred approximately $830 thousand of offering costs which are included as a reduction of Additional paid-in capital on our consolidated balance sheet.
Registration Rights Agreements
In connection with our emergence from bankruptcy on August 31, 2012, we entered into a registration rights agreement (“Registration Rights Agreement”) providing the stockholders party thereto (“Stockholders”) with certain registration rights.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The Registration Rights Agreement states that at any time after the consummation of a qualified public offering, any Stockholder or group of Stockholders that, together with its or their affiliates, holds more than fifteen percent of the Registrable Shares (as defined in the Registration Rights Agreement), will have the right to require us to file with the SEC a registration statement for a public offering of all or part of its Registrable Shares (each a “Demand Registration”), by delivery of written notice to the company (each, a “Demand Request”).
Within 90 days after receiving the Demand Request, we must file with the SEC the registration statement with respect to the Demand Registration, subject to certain limitations as set forth in the Registration Rights Agreement. We are required to use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable after such filing.
In addition, subject to certain exceptions, if we propose to register any class of common stock for sale to the public, we are required, subject to certain conditions, to include all Registrable Shares with respect to which we have received written requests for inclusion.
In connection with the closing of a private placement, we entered into an additional registration rights agreement with the purchasers of the shares. Under this registration rights agreement, we agreed to file a registration statement relating to the shares of common stock with the SEC within 60 days after the closing date of the sale which would be declared effective within 180 days of the closing date of the sale. We also agreed to use commercially reasonable efforts to keep the registration statement effective until the earliest to occur of (i) the disposition of all registrable securities, (ii) the availability under Rule 144 of the Securities Act of 1933, as amended, for each holder of registrable securities to immediately freely resell such registrable securities without volume restrictions or (iii) the third anniversary of the effective date of the registration statement.
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
The registration rights granted in each rights agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as suspension periods and, if a registration is for an underwritten offering, limitations on the number of shares to be included in the underwritten offering imposed by the managing underwriter.
Incentive Plan
On December 20, 2012, our Board of Directors (“Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan”). Under the Incentive Plan, the Board, or a committee of the Board, may issue up to 1.6 million shares of our common stock, or incentive stock options, nonstatutory stock options or restricted stock to our employee or directors, or other individuals providing services to us. In general, the terms of any award issue will be determined by the committee upon grant.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

These awards primarily vest ratably over five years. For the year ended December 31, 2014, the following activity occurred under our Incentive Plan (in thousands, except per share amounts), which includes the restricted common stock issued under the Stock Purchase Plan discussed below:

	Shares	Weighted- Average Grant Date Fair Value
Non vested balance, beginning of period	524	$16.29
Granted	239	18.49
Vested	(196)	15.04
Forfeited	—
Non vested balance, end of period	567	$17.65
Available for grant	852

For the years ended December 31, 2014 and 2013, we recognized compensation costs of approximately $4.8 million and $1.2 million, respectively, related to restricted stock awards in general and administrative expenses within our consolidated statements of operations related to restricted stock awards under our Incentive Plan. As of December 31, 2014 and 2013, there was approximately $7.5 million and $8.1 million, of total unrecognized compensation costs related to restricted stock awards, which are expected to be recognized on a straight-line basis over a weighted average period of 3.75 years and 4.37 years, respectively.
On September 8, 2014, we entered into a separation agreement with our former chief operating officer and he retired. Pursuant to the separation agreement, we agreed to vest approximately 110 thousand shares of unvested restricted common stock issued under the Incentive Plan as follows (i) approximately 27 thousand shares vested on December 31, 2014 and (ii) approximately 83 thousand shares will vest upon the earlier of the closing or termination of the Mid Pac acquisition. Please read Note 4—Acquisitions for more information. Such shares would have been forfeited under the original terms of the restricted stock grant. As a result of this modification, we recorded $1.7 million of compensation costs during the year ended December 31, 2014, which is included in annual activity disclosed above.
Stock Purchase Plan
On June 12, 2014, the Board adopted a Stock Purchase Plan (“SPP”) plan. The SPP is limited to the Company’s qualifying executive officers and directors. The SPP provides that each participant may during the twelve month period beginning with the date of adoption of the SPP, purchase, in a single transaction, up to $1 million of shares of our common stock at a per share purchase price equal to the closing price of the common stock on the date of purchase. The sale or transfer of the Shares by such participant would be limited for the earlier of (i) two years from the date of purchase or (ii) the termination of the participant’s service with the Company or its affiliates for any reason. Additionally, the SPP provides that each purchasing participant will be granted a number of shares of restricted common stock under the Incentive Plan equal to 20% of the shares purchased with 50% of the restricted common stock vesting on each of the two annual anniversaries of the date of grant, pursuant to the terms and conditions of the award of restricted stock. Each purchasing participant will also be granted a nonstatutory stock option with a 5-year term to purchase a number of shares of common stock under the Incentive Plan (with an exercise price equal to the fair market value as defined in the Incentive Plan on the date of grant) equal to certain specified percentages of the shares purchased based on a Black Scholes model with 50% of the options vesting on each of the two annual anniversaries of the date of grant. Such percentages are as follows: 50% for a non-employee chairman of the Board, 35% for non-employee members of the Board and 50%-70% for executive officers.
The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model. The estimated weighted-average grant-date fair value per share of options granted during 2014 was $5.91. Unrecognized compensation cost related to non-vested stock options as of December 31, 2014 totaled $2.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, the following stock option activity occurred (options in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	—	$—	—	$—
Issued	401	16.18
Exercised	—	—
Forfeited / canceled	—	—
Outstanding, end of year	401	$16.18	5.5	$—
Vested, end of year	—			$—
Exercisable, end of year	—			$—

The expected life of options granted is based on the term of the option. Expected volatilities are based on the historical volatility of our stock. Expected dividend yield is based on annualized dividends at the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Our weighted-average assumptions used to measure stock options granted during 2014 are presented below:

2014
Expected life from date of grant (years)	5
Expected volatility	35%
Expected dividend yield	—%
Risk-free interest rate	1.76%

Note 14—Benefit Plans
Defined Contribution Plan
We maintain several defined contribution plans for our employees. Eligible employees can enter the plans either immediately or after one year of service, depending on the plan. The plans permit employee contributions up to the IRS limits per year. For some plans, we contribute 3% of the employee’s eligible compensation to the plan regardless of the employee’s contribution. On all plans, we match a portion of all the employee’s contributions up to 6% depending on the plan. In addition, we have a money purchase pension plan for certain eligible employees. Under this plan, we make contributions to employee directed investment accounts ranging from 5.5% to 8.5% of eligible compensation depending on the employee’s age. For the years ended December 31, 2014 and 2013, we made contributions to the plans totaling approximately $1.2 million and $502 thousand, respectively.
Other Post-retirement Benefits - Medical
Our refining, marketing and distribution segment sponsors a post-retirement medical plan to provide health care coverage continuation from the date of retirement to age 65 for qualifying employees. Employees hired before 2006 are generally eligible to participate in the plan after five years of service and reaching the age of 55 and will pay 20% of the monthly insurance premium. Employees hired after 2006 are generally eligible to participate in the plan after five years of service and reaching the age of 55 and are required to pay 100% of the monthly insurance premium; however, after 10 years of service, they are only required to pay 50% of the monthly insurance premium.
The post-retirement medical plan resulted from the HIE acquisition and qualifying employees were credited with their prior service under Tesoro which resulted in the recognition of a liability for the projected benefit obligation. However, employees who were vested under the Tesoro post-retirement medical plan on the date of acquisition remain a liability under the Tesoro plan. As such, we did not assume any of these employees’ liability under the plan.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The changes in the benefit obligation of our post-retirement medical plan as of and for the years ended December 31, 2014, and 2013 were as follows (in thousands):

	2014	2013
Benefit obligation at the beginning of year	$4,505	$—
Acquisition of HIE	—	4,385
Service cost	260	69
Interest cost	194	52
Plan amendments	48	—
Actuarial loss (gain)	407	(1)
Projected benefit obligation at end of year	$5,414	$4,505
The post-retirement medical plan is an unfunded plan and therefor had no plan assets as of and for the years ended December 31, 2014, and 2013.
Estimated future benefit payments, which reflect expected future services, that we expect to pay for our post-retirement medical plan are as follows (in thousands):

2015	$14
2016	37
2017	74
2018	123
2019	195
2020–2024	2,359
The components of the net periodic benefit cost for the years ended December 31, 2014, and 2013 were as follows (in thousands):

	2014	2013
Service cost	$260	$69
Interest cost	194	52
Amortization of prior service cost	9	—
Net periodic benefit cost	$463	$121
The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2014 and 2013 that have not yet been recognized as components of net periodic costs were as follows (in thousands):

	2014	2013
Prior service cost (credit)	$39	$—
Net actuarial loss (gain)	407	(1)
Total	$446	$(1)
The weighted-average discount rates used to determine the benefit obligations as of December 31, 2014 and 2013 were 3.50% and 4.50% respectively. The discount rates were selected by comparing the expected plan cash flows to the December 31, 2014 and 2013 Citigroup Pension Discount Curve. The weighted average discount rate used to determine net periodic benefit costs for the years ended December 31, 2014 and 2013 was 4.5%.

Note 15—Loss Per Share
Basic loss per share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average number of shares issuable under the common stock warrants, representing 749,148 shares and 790,683 shares as of December 31, 2014 and 2013, respectively. The common stock warrants are included in the calculation of basic loss per share because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the basic weighted-average common stock outstanding computation as these shares are not considered earned until vested. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Net loss attributable to common stockholders	$(47,041)	$(79,173)
Basic weighted-average common stock outstanding	32,739	19,740
Add dilutive effects of common stock equivalents (1)	—	—
Diluted weighted-average common stock outstanding	32,739	19,740

Basic loss per common share (1)	$(1.44)	$(4.01)
Diluted loss per common share (1)	$(1.44)	$(4.01)
________________________________________________________

(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share.

As of December 31, 2014 and 2013, our weighted average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 567 thousand and 524 thousand shares of non-vested restricted stock and 401 thousand and no shares of stock options, respectively.
Note 16—Income Taxes
We have approximately $1.4 billion in net operating loss carryforwards ("NOL carryforwards"); however, we currently have a full valuation allowance against this tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at December 31, 2014 and 2013.
In connection with our emergence from bankruptcy on August 31, 2012, we experienced an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of NOL carryforwards and other tax attributes arising before an ownership change that may be used to offset taxable income after an ownership change. We believe that we will qualify for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on our NOL carryforwards; however, the NOL carryforwards are eliminated should another ownership change occur within three years. Our amended and restated certificate of incorporation places restrictions upon the ability of the certain equity interest holders to transfer their ownership interest us. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our NOL carryforwards.
During the years ended December 31, 2014 and 2013, no adjustments were recognized for uncertain tax benefits.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

During 2015 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2014	2013
Current:
U.S.—Federal	$—	$—
U.S.—State	(264)	(179)
Foreign	(80)	—
Deferred:
U.S.—Federal	(14)	(14)
U.S.—State	(177)	193
Foreign	80	—
Total	$(455)	$—
Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2014	2013
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3%	(0.1)%
Change in valuation allowance	(38.8)%	(23.1)%
Permanent Items	3.6%	(3.7)%
Provision to return adjustments	(0.1)%	(8.1)%
Actual income tax rate	1.0%	—%

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss	$528,782	$535,959
State deferred tax assets	7,885	8,418
Capital loss carry forwards	26,141	26,141
Property and equipment	34,312	34,683
Investment in Piceance Energy	31,334	32,138
Other	6,112	2,510
Total deferred tax assets	634,566	639,849
Valuation allowance	(631,599)	(637,464)
Net deferred tax assets	$2,967	$2,385
Deferred tax liabilities:
Property and equipment	$—	$5
Texadian Energy intangibles	1,677	2,380
Other	1,272	—
State liabilities	57	216
Total deferred tax liabilities	$3,006	$2,601
Total deferred tax liability, net	$(39)	$(216)
We have net operating loss carryovers as of December 31, 2014 of $1.4 billion for federal income tax purposes. If not utilized, the tax net operating loss carryforwards will expire during 2027 through 2033. Our capital loss carryovers as of December 31, 2014 are $74.7 million. If not utilized, these carryovers will expire during 2015 and 2016. We also have Alternative Minimum Tax Credit Carryovers of $800 thousand. These credits do not expire; however, we must first generate regular taxable income before they can be used.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Note 17—Segment Information
We operate three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Operations, and (iii) Commodity Marketing and Logistics. Corporate and Other includes trust litigation and settlements and other administrative costs. Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2014	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$2,912,881	$5,984	$189,160	$—	$3,108,025
Costs of revenue	2,753,961	—	183,511	—	2,937,472
Operating expense, excluding DD&A	140,900	—	—	—	140,900
Lease operating expenses	—	5,673	—	—	5,673
Depreciation, depletion, and amortization	10,242	2,376	2,018	261	14,897
Loss on sale of assets, net	—	624	—	—	624
General and administrative expense	15,604	37	4,310	14,353	34,304
Acquisition and integration costs	4,576	—	—	7,111	11,687
Operating loss	(12,402)	(2,726)	(679)	(21,725)	(37,532)
Interest expense and financing costs, net					(19,783)
Other income (expense), net					(312)
Change in value of common stock warrants					4,433
Change in value of contingent consideration					2,849
Equity earnings from Piceance Energy, LLC					2,849
Loss before income taxes					(47,496)
Income tax expense					455
Net loss					$(47,041)

Total assets	$460,600	$105,615	$87,695	$87,097	$741,007
Goodwill	$13,796	$—	$6,990	$—	$20,786
Capital expenditures	$14,793	$12	$300	$1,523	$16,628

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

For the year ended December 31, 2013	Refining, Distribution and Marketing	Natural Gas and Oil Operations	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$778,126	$7,739	$100,149	$—	$886,014
Costs of revenue	773,583	—	83,483	—	857,066
Operating expense, excluding DD&A	27,251	—	—	—	27,251
Lease operating expense	—	5,676	—	—	5,676
Depreciation, depletion, and amortization	2,267	1,706	2,009	—	5,982
Loss on sale of assets, net	—	(50)	—	—	(50)
Trust litigation and settlements	—	—	—	6,206	6,206
General and administrative expense	2,896	130	5,206	13,262	21,494
Acquisition and integration costs	—	—	—	9,794	9,794
Operating (loss) income	(27,871)	277	9,451	(29,262)	(47,405)
Interest expense and financing costs, net					(19,426)
Other income (expense), net					758
Change in value of common stock warrants					(10,159)
Equity loss from Piceance Energy, LLC					(2,941)
Loss before income taxes					(79,173)
Income tax expense					—
Net loss					$(79,173)

Total assets	$641,840	$109,316	$52,048	$10,009	$813,213
Goodwill	$13,613	$—	$6,990	$—	$20,603
Capital expenditures	$6,753	$471	$—	$544	$7,768

Note 18—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. Please read Note 10—Debt for further information.
Equity Group Investments ("EGI") and Whitebox - Service Agreements
On September 17, 2013, we entered into letter agreements (“Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF"), and Whitebox Advisors, LLC, ("Whitebox") each of which own 10% or more of our common stock directly or through affiliates. Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the year ended December 31, 2014 or 2013.
Note 19—Disclosures About Capitalized Costs, Costs Incurred (Unaudited)

Capitalized costs related to oil and gas activities are as follows (in thousands):

	December 31,
	2014	2013
Company:
Unproved properties	$—	$—
Proved properties	1,122	4,949
	1,122	4,949
Accumulated depreciation and depletion	(824)	(1,868)
	$298	$3,081
Company’s Share of Piceance Energy:
Unproved properties	$15,872	$15,763
Proved properties	183,937	168,378
	199,809	184,141
Accumulated depreciation and depletion	(49,666)	(38,452)
	$150,143	$145,689

Costs incurred in oil and gas activities including costs associated with assets retirement obligations, are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Company:
Development costs incurred on proved undeveloped reserves	$—	$—
Development costs—other	102	142
Total	$102	$142
Company’s Share of Piceance Energy:
Unproved properties acquisition costs	$—	$—
Development costs—other	15,599	6,380
Total	$15,599	$6,380

For the years ended December 31, 2014 and 2013, neither we or Piceance incurred exploratory well costs so no amounts were capitalized or expensed during these respective periods. Accordingly, there were no suspended exploratory well costs at 2014 and 2013 that were being evaluated.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

A summary of the results of operations for oil and gas producing activities, excluding general and administrative costs, is as follows:

	Year Ended December 31,
	2014	2013
Company:
Revenue:
Oil and gas revenues	$5,984	$7,739
Expenses:
Production costs	5,673	5,696
Depletion and amortization	2,376	1,593
Exploration	—	—
Abandoned and impaired properties	—	—
Results of operations of oil and gas producing activities	$(2,065)	$450
Company’s share of Piceance Energy:
Revenue:
Oil and gas revenues	$26,829	$20,364
Expenses:
Production costs	11,140	9,885
Depletion and amortization	10,921	8,855
Results of operations of oil and gas producing activities	$4,768	$1,624
Total Company and Piceance Energy income from operations of oil and gas producing activities	$2,703	$2,074

Note 20—Information Regarding Proved Oil and Gas Reserves (Unaudited)

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
Estimates of our oil and natural gas reserves and present values as of December 31, 2014 and 2013, were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

A summary of changes in estimated quantities of proved reserves for the years ended December 31, 2014 and 2013 is as follows:

	Gas	Oil	NGLS	Total
	(MMcf)	(MBbl)	(MBbl)	(MMcfe) (1)
Company:
Estimated Proved Reserves: Balance at January 1, 2013	446	286	—	2,163
Revisions of quantity estimate	460	16	—	557
Extensions and discoveries	9	3	—	25
Production	(253)	(69)	—	(667)
Estimated Proved Reserves: Balance at December 31, 2013(2)	662	236	—	2,078
Revisions of quantity estimate	65	(67)	21	(211)
Extensions and discoveries	8	1	—	14
Production	(134)	(93)	(4)	(716)
Estimated Proved Reserves: Balance at December 31, 2014(3)	601	77	17	1,165
Company’s Share of Piceance Energy:
Estimated Proved Reserves: Balance at January 1, 2013	122,650	831	6,345	165,700
Revisions of quantity estimate	72,436	174	2,818	90,387
Extensions and discoveries	3,599	(374)	(1,334)	(6,643)
Production	(12,088)	(47)	(428)	(14,935)
Estimated Proved Reserves: Balance at December 31, 2013(2)	186,597	584	7,401	234,509
Revisions of quantity estimate	8,876	34	(1,689)	(1,054)
Extensions and discoveries	21,108	128	489	24,808
Production	(4,831)	(18)	(125)	(5,689)
Estimated Proved Reserves: Balance at December 31, 2014(3)	211,750	728	6,076	252,574
Total Estimated Proved Reserves: Balance at December 31, 2014	212,351	805	6,093	253,739
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

(2)
During 2013, the Company's estimated proved reserves, inclusive of the Company's share of Piceance Energy's estimated proved reserves, increased by 68,724 MMcfe or approximately 41%. Revisions of quantity estimates related to our share of Piceance Energy's estimated proved reserves resulted in an increase of 90,387 MMcfe from the beginning of year reserves. These revisions are primarily associated with wells that became economic during 2013.

(3)
During 2014, the Company's estimated proved reserves, inclusive of the Company's share of Piceance Energy's estimated proved reserves, increased by 17,152 MMcfe or approximately 7%. Extensions and discoveries related to our share of Piceance Energy's estimated proved reserves resulted in an increase of 24,808 MMcfe from the beginning of year reserves. These extensions and discoveries are primarily associated with successful completions by Piceance Energy.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

	Gas	Oil	NGLS	Total
	(MMcf)	(MBbl)	(MBbl)	(MMcfe) (1)
Proved developed reserves
December 31, 2013	662	236	—	2,078
December 31, 2013-Company Share of Piceance Energy	45,072	165	1,627	55,829
Total December 31, 2013	45,734	401	1,627	57,907
Proved undeveloped reserves
December 31, 2013	—	—	—	—
December 31, 2013-Company Share of Piceance Energy	141,525	419	5,774	178,680
Total December 31, 2013	141,525	419	5,774	178,680
Proved developed reserves
December 31, 2014	601	77	17	1,165
December 31, 2014-Company Share of Piceance Energy	48,855	195	1,226	57,381
Total December 31, 2014	49,456	272	1,243	58,546
Proved undeveloped reserves
December 31, 2014	—	—	—	—
December 31, 2014-Company Share of Piceance Energy	162,895	533	4,850	195,193
Total December 31, 2014	162,895	533	4,850	195,193
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

	CIG per MMbtu	WTI per Bbl
Base pricing, before adjustments for contractual differentials (Company and Piceance): (1)
December 31, 2013	$3.53	$96.91
December 31, 2014	$4.36	$94.99
__________________________________________________

(1)
Proved reserves are required to be calculated based on the 12-month, first day of the month historical average price in accordance with SEC rules. The prices shown above are base index prices to which adjustments are made for contractual deducts and other factors.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Future net cash flows presented below are computed using applicable prices (as summarized above) and costs and are net of all overriding royalty revenue interests.

	December 31,
	2014	2013
	(in thousands)
Company:
Future net cash flows	$10,452	$26,861
Future costs:
Production	7,760	21,999
Development and abandonment	37	319
Income taxes (1)	—	—
Future net cash flows	2,655	4,543
10% discount factor	(889)	(1,006)
Standardized measure of discounted future net cash flows	$1,766	$3,537
Company’s Share of Piceance Energy:
Future net cash flows	$1,268,704	$984,205
Future costs:
Production	539,796	430,506
Development and abandonment	236,027	234,905
Income taxes (1)	—	—
Future net cash flows	492,881	318,794
10% discount factor	(322,282)	(229,469)
Standardized measure of discounted future net cash flows	$170,599	$89,325
Total Company and Company share of equity investee in the standardized measure of discounted future net revenues	$172,365	$92,862
________________________________________________
(1) No income tax provision is included in the standardized measure calculation shown above as we do not project to be taxable or pay cash income taxes based on its available tax assets and additional tax assets generated in the development of its reserves because the tax basis of its oil and gas properties and NOL carryforwards exceeds the amount of discounted future net earnings.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

The principal sources of changes in the standardized measure of discounted net cash flows for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2014
	Company	Company Share of Piceance Energy	Total
Beginning of the year
Beginning of the period	$3,537	$89,325	$92,862
Sales of oil and gas production during the period, net of production costs	(1,288)	(3,763)	(5,051)
Net change in prices and production costs	(31)	35,837	35,806
Changes in estimated future development costs	118	(6,292)	(6,174)
Extensions, discoveries and improved recovery	85	4,914	4,999
Revisions of previous quantity estimates, estimated timing of development and other	(1,111)	27,632	26,521
Previously estimated development and abandonment costs incurred during the period	102	14,013	14,115
Other	—	—	—
Accretion of discount	354	8,933	9,287
End of period	$1,766	$170,599	$172,365

	Year Ended December 31, 2013
	Company	Company Share of Piceance Energy	Total
Beginning of the year
Beginning of the period	$8,010	$71,959	$79,969
Sales of oil and gas production during the period, net of production costs	(2,044)	(10,478)	(12,522)
Net change in prices and production costs	(3,833)	(2,588)	(6,421)
Changes in estimated future development costs	—	8,831	8,831
Extensions, discoveries and improved recovery	147	15,471	15,618
Revisions of previous quantity estimates, estimated timing of development and other	395	(4,948)	(4,553)
Previously estimated development and abandonment costs incurred during the period	—	3,142	3,142
Other	61	740	801
Accretion of discount	801	7,196	7,997
End of period	$3,537	$89,325	$92,862

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2015.

PAR PETROLEUM CORPORATION

By:	/s/ Joseph Israel
Joseph Israel
President and Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on March 12, 2015.

Signature	Title

/s/ JOSEPH ISRAEL	President and Chief Executive Officer (Principal Executive Officer)
Joseph Israel

/s/ CHRISTOPHER MICKLAS	Chief Financial Officer (Principal Financial Officer)
Christopher Micklas

/s/ KELLY ROSSER	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Kelly Rosser

/s/ MELVYN N. KLEIN	Chairman of the Board of Directors
Melvyn N. Klein

/s/ CURT ANASTASIO	Vice Chairman of the Board
Curt Anastasio

/s/ WILLIAM MONTELEONE	Director
William Monteleone

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ L. MELVIN COOPER	Director
L. Melvin Cooper

/s/ JACOB MERCER	Director
Jacob Mercer

/s/ WILLIAM PATE	Director
William Pate

/s/ ROBERT S. SILBERMAN	Director
Robert S. Silberman