Form 10-Q
period 2015-03-31
PAR PETROLEUM CORP/CO
filed 2015-05-11
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

37,151,709 shares of common stock, $0.01 par value, were outstanding as of May 5, 2015.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise.

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$124,305	$89,210
Restricted cash	749	749
Trade accounts receivable	64,780	112,968
Inventories	185,074	243,853
Prepaid and other current assets	15,609	14,009
Total current assets	390,517	460,789
Property and equipment
Property, plant and equipment	127,794	123,323
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	128,916	124,445
Less accumulated depreciation, depletion and amortization	(14,109)	(11,510)
Property and equipment, net	114,807	112,935
Long-term assets
Investment in Piceance Energy, LLC	116,595	104,657
Intangible assets, net	6,893	7,506
Goodwill	20,786	20,786
Other long-term assets	37,991	34,334
Total assets	$687,589	$741,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$40,485	$29,100
Obligations under supply and exchange agreements	181,899	197,394
Accounts payable	21,891	33,064
Other accrued liabilities	36,539	51,248
Total current liabilities	280,814	310,806
Long-term liabilities
Long-term debt, net of current maturities and unamortized discount	72,014	107,510
Common stock warrants	17,145	12,123
Contingent consideration	14,060	9,131
Long-term capital lease obligations	1,234	1,295
Other liabilities	8,257	7,983
Total liabilities	393,524	448,848
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2015 and December 31, 2014, 37,135,512 shares and 37,068,886 shares issued at March 31, 2015 and December 31, 2014, respectively	371	371
Additional paid-in capital	428,732	427,287
Accumulated deficit	(134,592)	(135,053)
Accumulated other comprehensive loss	(446)	(446)
Total stockholders’ equity	294,065	292,159
Total liabilities and stockholders’ equity	$687,589	$741,007

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Refining and distribution revenues	$473,572	$670,043
Retail revenues	46,719	51,831
Commodity marketing and logistics revenues	22,844	19,795
Natural gas and oil revenues	476	1,577
Total operating revenues	543,611	743,246
Operating expenses
Cost of revenues	477,506	713,084
Operating expense, excluding depreciation, depletion and amortization expense	32,280	33,094
Lease operating expense	1,531	1,024
Depreciation, depletion and amortization	3,251	3,061
General and administrative expense	10,125	4,934
Acquisition and integration expense	1,061	2,851
Total operating expenses	525,754	758,048
Operating income (loss)	17,857	(14,802)
Other income (expense)
Interest expense and financing costs, net	(5,557)	(3,507)
Other income (expense), net	4	(45)
Change in value of common stock warrants	(5,022)	1,577
Change in value of contingent consideration	(4,929)	2,465
Equity losses from Piceance Energy, LLC	(1,826)	(221)
Total other income (expense), net	(17,330)	269
Income (loss) before income taxes	527	(14,533)
Income tax expense	(65)	(35)
Net income (loss)	$462	$(14,568)
Income (loss) per share
Basic	$0.01	$(0.48)
Diluted	$0.01	$(0.48)
Weighted average number of shares outstanding:
Basic	37,188	30,385
Diluted	37,381	30,385

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$462	$(14,568)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	3,251	3,061
Non-cash interest expense	4,951	2,221
Change in value of common stock warrants	5,022	(1,577)
Change in value of contingent consideration	4,929	(2,465)
Deferred taxes	65	(35)
Stock-based compensation	1,268	628
Unrealized (gain) loss on derivative contracts	2,406	(149)
Equity losses from Piceance Energy, LLC	1,826	221
Net changes in operating assets and liabilities:
Trade accounts receivable	47,173	20,512
Prepaid and other assets	1,298	(628)
Inventories	58,483	(36,173)
Obligations under supply and exchange agreements	(15,199)	8,971
Accounts payable and other accrued liabilities	(29,163)	12,089
Net cash provided by (used in) operating activities	86,772	(7,892)
Cash flows from investing activities
Payment for deposit for Koko'oha acquisition	(5,000)	—
Capital expenditures	(4,747)	(2,018)
Cash paid for working capital settlement on HIE purchase	—	(582)
Investment in Piceance Energy, LLC	(13,764)	—
Net cash used in investing activities	(23,511)	(2,600)
Cash flows from financing activities
Proceeds from sale of common stock	300	—
Proceeds from borrowings	7,500	81,100
Repayments of borrowings	(34,712)	(87,755)
Payment of deferred loan costs	(1,254)	—
Purchase of common stock for retirement	—	(287)
Restricted cash released	—	51
Net cash used in financing activities	(28,166)	(6,891)
Net increase (decrease) in cash and cash equivalents	35,095	(17,383)
Cash and cash equivalents at beginning of period	89,210	38,061
Cash and cash equivalents at end of period	$124,305	$20,678
Supplemental cash flow information
Cash received (paid) for:
Interest	$(415)	$(1,138)
Taxes	—	509
Non-cash investing and financing activities
Accrued capital expenditures	$2,060	$667

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

Note 1—Overview
We are a diversified energy company based in Houston, Texas. Currently, we operate in four segments: (i) refining and distribution, (ii) retail, (iii) natural gas and oil production, and (iv) commodity marketing and logistics.
Our refining and distribution segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, and a single-point mooring. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products primarily for consumption in Hawaii.
Our retail segment consists of retail outlets which sell gasoline, diesel, and retail merchandise throughout Hawaii. Our retail network includes Tesoro-branded retail sites, company-operated convenience stores, and other sites operated by third parties.
Our natural gas and oil production segment consists of natural gas and oil assets that are non-operated and are concentrated in our 33.7% ownership of Piceance Energy, LLC ("Piceance Energy"), a joint venture entity operated by Laramie Energy II, LLC ("Laramie") and focused on producing natural gas in Garfield and Mesa Counties, Colorado. In addition, we own non-operated interests in Colorado and offshore California, and an overriding royalty interest in New Mexico. Our interests are heavily weighted towards natural gas and natural gas liquids.
Our commodity marketing and logistics segment focuses on marketing, transporting, and distributing crude oil and refined products. Our logistics capability consists of historical pipeline shipping status, a leased railcar fleet, and expertise in chartering tows and barges, with the capability of moving crude oil from landlocked locations in the Western U.S. and Canada to the refining hubs in the Midwest, Gulf Coast, and East Coast regions of the U.S. and to Hawaii.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Par Petroleum Corporation ("Par") and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
For the Interim Periods Ended March 31, 2015 and 2014

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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the consolidation analysis required under U.S. generally accepted accounting principles. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and modifies the evaluation of whether limited partnerships are Variable Interest Entities or voting interest entities. Under the amended guidance, limited partners would be required to consolidate a partnership if the limited partner retains certain powers and obligations. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods beginning after December 15, 2017. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. We are in the process of determining the impact this guidance will have on our financial condition, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 changes the balance sheet classification of debt issuance costs. Under current GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that debt issuance costs be presented as a direct reduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. As of March 31, 2015 and December 31, 2014, we had $11.9 million and $13.2 million of debt issuance costs included in Other long-term assets on our unaudited condensed consolidated balance sheets, respectively.
Note 3—Investment in Piceance Energy
We have a 33.7% ownership interest in Piceance Energy, a joint venture operated by Laramie Energy and focused on producing natural gas in Garfield and Mesa Counties, Colorado. Piceance Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $110 million. As of March 31, 2015, the balance outstanding on the revolving credit facility was approximately $69.5 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.
On March 9, 2015, we amended the Limited Liability Company Agreement of Piceance Energy LLC ("LLC Agreement") and made a cash capital contribution of $13.8 million to Piceance Energy. As a result of our contribution to Piceance Energy, our ownership interest increased from 33.34% to 33.7%. Pursuant to the LLC Agreement, we will contribute an additional $13.8 million on May 29, 2015, which is expected to increase our ownership interest to 34.0%.
The change in our equity investment in Piceance Energy is as follows (in thousands):

Three Months Ended March 31, 2015
Beginning balance	$104,657
Equity loss from Piceance Energy	(2,032)
Accretion of basis difference	206
Capital contributions	13,764
Ending balance	$116,595

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

Summarized financial information for Piceance Energy is as follows (in thousands):

	March 31, 2015	December 31, 2014
Current assets	$10,185	$13,168
Non-current assets	471,837	468,379
Current liabilities	15,320	17,103
Non-current liabilities	77,944	107,087

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Natural gas and oil revenues	$10,737	$20,243
Income (loss) from operations	(7,079)	3,609
Net loss	(6,080)	(1,091)
 The net loss for the three months ended March 31, 2015 includes $7.4 million and $0.7 million of depreciation, depletion, and amortization ("DD&A") expense and unrealized losses on derivative instruments, respectively. The net loss for the three months ended March 31, 2014 includes $6.7 million and $1.8 million of DD&A expense and unrealized losses on derivative instruments, respectively.
As of March 31, 2015 and December 31, 2014, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $14.5 million and $14.7 million, respectively. This difference arose due to lack of control and marketability discounts. We attributed this difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimated proved reserves at the date Piceance Energy was formed.
Note 4—Acquisition
On June 2, 2014, we and our subsidiary entered into an agreement to acquire Koko’oha Investments, Inc. ("Koko'Oha"), a Hawaii corporation, which owns 100% of the issued and outstanding membership interests in Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”). Mid Pac is the exclusive licensee of the “76” brand in the State of Hawaii and the owner/operator of several terminals and retail gasoline stations across Hawaii. The acquisition closed on April 1, 2015. Please read Note 16—Subsequent Events for further discussion.
As of March 31, 2015 and December 31, 2014, we had $15 million and $10 million, respectively, in deposits related to the Mid Pac acquisition included in Other long-term assets on our unaudited condensed consolidated balance sheets.
Note 5—Inventories

Inventories at March 31, 2015 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$62,299	$62,299
Refined products and blend stock	33,028	74,526	107,554
Warehouse stock and other	15,221	—	15,221
Total	$48,249	$136,825	$185,074

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

Inventories at December 31, 2014 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements	Total
Crude oil and feedstocks	$—	$62,594	$62,594
Refined products and blend stock	47,922	118,375	166,297
Warehouse stock and other	14,962	—	14,962
Total	$62,884	$180,969	$243,853
The reserve for the lower of cost or market value of inventory was $266 thousand and $2.4 million as of March 31, 2015 and December 31, 2014, respectively.
Note 6—Supply and Exchange Agreements
HIE entered into several agreements with Barclays Bank PLC ("Barclays"), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE for the purpose of managing its working capital and the crude oil and refined product inventory at the refinery. Effective July 31, 2014, HIE supplemented the Supply and Exchange Agreements by entering into the Refined Product Supply Master Confirmation, pursuant to which Barclays may provide refined product supply and intermediation arrangements to HIE.
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
We include the inventory owned by Barclays on our behalf on our unaudited condensed consolidated balance sheets because we maintain the risk of loss until the refined products are sold to third parties. Because we do not hold legal title to the crude oil inventory until it enters the refinery, we record a liability in an amount equal to the carrying value of the crude oil inventory.
In accordance with the terms of the Supply and Exchange Agreements, the volume of refined products purchased by Barclays in connection with the acquisition of HIE is known as the “Block Volume”. To the extent we have refined product inventory equal to or in excess of the Block Volume at period-end, we record a liability, valued at the carrying value of the related inventory, for only the Block Volume. To the extent we have refined product inventory less than the Block Volume at period-end, we record a liability for the refined product inventory on hand at its carrying value, plus a liability for the shortfall in volumes valued at current market prices. The liability related to the Supply and Exchange Agreements is included in Obligations under supply and exchange agreements on our unaudited condensed consolidated balance sheets.
For the three months ended March 31, 2015 and 2014, we incurred approximately $3.9 million and $3.5 million in handling fees related to the Supply and Exchange Agreements, respectively, which is included in Cost of revenues on our unaudited condensed consolidated statements of operations. For each of the three months ended March 31, 2015 and 2014, Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $1.4 million of expenses related to the Supply and Exchange Agreements.
Note 7—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2015	December 31, 2014
Term Loan	$90,399	$87,360
Retail Credit Agreement	22,100	22,750
Texadian Uncommitted Credit Agreement	—	26,500
Total debt, net of unamortized debt discount	112,499	136,610
Less current maturities	(40,485)	(29,100)
Long-term debt, net of current maturities and unamortized discount	$72,014	$107,510

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

Additionally, as of March 31, 2015, we had approximately $31 million and $2.4 million in letters of credit outstanding under the Texadian Uncommitted Credit Agreement and ABL Facility, respectively.

Term Loan
Pursuant to the terms of our Delayed Draw Term Loan Agreement (the "Term Loan"), we were required to repay an advance of $35 million on March 31, 2015. On March 11, 2015, we entered into a Third Amendment to the Term Loan whereby we extended the repayment date of the advance to March 31, 2016. All other terms and conditions remain unchanged.
Certain lenders under the Term Loan are our stockholders. Please read Note 15—Related Party Transactions for more information.
Texadian Uncommitted Credit Agreement
On February 20, 2015, Texadian Energy, Inc., and its wholly-owned subsidiary Texadian Energy Canada Limited, amended and restated the uncommitted credit agreement. The amended agreement increased the uncommitted loans and letters of credit capacity to $200 million and extended the maturity date to February 2016.
Note 8—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants. As of March 31, 2015 and December 31, 2014, we had 749,148 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using a Monte Carlo simulation analysis, which is considered to be a Level 3 fair value measurement. Significant inputs used in the Monte Carlo simulation analysis include:

	March 31, 2015	December 31, 2014
Stock price	$23.21	$16.25
Weighted average exercise price	$0.10	$0.10
Term (years)	7.42	7.67
Risk-free rate	1.74%	2.01%
Expected volatility	49.0%	50.2%

The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo simulation analysis, the estimated fair value of the common stock warrants was $22.89 and $16.17 per share as of March 31, 2015 and December 31, 2014, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo simulation analysis will have a significant impact on the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the common stock warrants.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and their placement within our unaudited condensed consolidated balance sheets consist of the following (in thousands):

	Balance Sheet Location	March 31, 2015	December 31, 2014
		Asset (Liability)
Common stock warrants	Common stock warrants	$(17,145)	$(12,123)
Contingent consideration	Contingent consideration	(14,060)	(9,131)
Exchange traded futures	Prepaid and other current assets and Other accrued liabilities	(79)	1,015
Exchange traded options	Other accrued liabilities	(1,312)	—

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our unaudited condensed consolidated statement of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

	Income Statement Classification	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Common stock warrants	Change in value of common stock warrants	$(5,022)	$1,577
Contingent consideration	Change in value of contingent consideration	(4,929)	2,465
Exchange traded futures	Cost of revenues	(552)	—
Commodities - physical forward contracts	Cost of revenues	—	(516)
Exchange traded options	Cost of revenues	(2,282)	—

Our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and 2014 and their level within the fair value hierarchy are as follows (in thousands):

	March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(17,145)	$—	$—	$(17,145)
Contingent consideration	(14,060)	—	—	(14,060)
Commodity derivatives	(1,391)	(1,391)	—	—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(12,123)	$—	$—	$(12,123)
Contingent consideration	(9,131)	—	—	(9,131)
Commodity derivatives	1,015	1,015	—	—

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Balance, at beginning of period	$(21,254)	$(29,316)
Settlements	—	—
Acquired	—	—
Total unrealized income (loss) included in earnings	(9,951)	4,042
Balance, at end of period	$(31,205)	$(25,274)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015
	Carrying Value	Fair Value (1)
Term Loan	$90,399	$92,356
HIE Retail Credit Agreement (2)	22,100	22,100
Texadian Uncommitted Credit Agreement	—	—
Common stock warrants	17,145	17,145
Contingent consideration	14,060	14,060

	December 31, 2014
	Carrying Value	Fair Value (1)
Term Loan	$87,360	87,068
HIE Retail Credit Agreement (2)	22,750	22,750
Texadian Uncommitted Credit Agreement	26,500	26,500
Common stock warrants	12,123	12,123
Contingent consideration	9,131	9,131
_________________________________________________________
(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
(2) Fair value approximates carrying value due to the floating rate interest.

We estimate the fair value of our long-term debt using a discounted cash flow analysis and an estimate of the current yield of 11.75% and 14.11% as of March 31, 2015 and December 31, 2014, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short term nature.
Note 9—Commitments and Contingencies
In the ordinary course of business, the Company is party to various lawsuits and other contingent matters. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations or financial condition of the Company.

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
For the Interim Periods Ended March 31, 2015 and 2014

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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and the refinery should be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
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
Environmental Agreement
On September 25, 2013 (“Closing Date”), Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the HIE acquisition), Tesoro Corporation ("Tesoro") and HIE entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of HIE, including the Consent Decree as described below.
Consent Decree. Tesoro is currently negotiating a consent decree with the EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Hawaii refinery. It is anticipated that the Consent Decree will be finalized sometime during 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.
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
For the Interim Periods Ended March 31, 2015 and 2014

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
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. As of December 31, 2014, 27 claims totaling approximately $26.5 million remain to be resolved by the trustee for the General Trust and we have reserved approximately $1.1 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. No claims were settled during the three months ended March 31, 2015.
Note 10—Stockholders' Equity
Incentive Plan
For the three months ended March 31, 2015 and 2014, we recognized compensation costs of approximately $1.3 million and $0.6 million, respectively, in General and administrative expenses on our unaudited condensed consolidated statements of operations related to restricted stock awards under the Par Petroleum Corporation 2012 Long-term Incentive Plan ("LTIP"). During the three months ended March 31, 2015, we granted 128 thousand shares of restricted stock with a fair value of approximately $2.5 million and 78 thousand stock options with a weighted-average exercise price of $20.16 and a fair value of approximately $0.6 million. As of March 31, 2015, there was approximately $11.1 million of total unrecognized compensation costs related to restricted stock and stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.53 years.
Note 11—Benefit Plans
Other Post-retirement Benefits - Medical
Our refining and distribution segment and our retail segment sponsor a post-retirement medical plan to provide health care coverage continuation from the date of retirement to age 65 for qualifying employees. Employees hired before 2006 are

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

generally eligible to participate in the plan after five years of service and reaching the age of 55 and will pay 20% of the monthly insurance premium. Employees hired after 2006 are generally eligible to participate in the plan after five years of service and reaching the age of 55 and are required to pay 100% of the monthly insurance premium; however, after 10 years of service, they are only required to pay 50% of the monthly insurance premium.
The components of the net periodic benefit cost related to our defined benefit plan consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$93	$—
Interest cost	53	—
Amortization of prior service cost	2	—
Net periodic benefit cost	$148	$—
Note 12—Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 749,148 shares and 790,683 shares as of March 31, 2015 and 2014, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the basic weighted-average common stock outstanding computation as these shares are not considered earned until vested. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014 (1)
Net income (loss)	$462	$(14,568)
Undistributed income allocated to participating securities (2)	8	—
Net income (loss) attributable to common stockholders	$454	$(14,568)

Basic weighted-average common stock outstanding	37,188	30,385
Add dilutive effects of common stock equivalents	193	—
Diluted weighted-average common stock outstanding	37,381	30,385

Basic income (loss) per common share	$0.01	$(0.48)
Diluted income (loss) per common share	$0.01	$(0.48)
________________________________________________________

(1)
Entities with a net loss are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three months ended March 31, 2014.

(2)	Participating securities includes restricted stock that has been issued but is not yet vested.
As of March 31, 2014, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 584 thousand shares of non-vested restricted stock and no stock options, respectively.
Note 13—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at March 31, 2015.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

During the three month periods ended March 31, 2015 and 2014, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss ("NOL") carry forwards will not always be available to offset taxable income apportioned to the various states. The states from which some of our revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our commodity marketing and logistics segment, our refining and distribution segment and our retail segment. State income tax expense of approximately $65 thousand and $35 thousand was recognized for the three months ended March 31, 2015 and 2014, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Note 14—Segment Information
We have changed our reportable segments to separate our retail operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. Prior to this report, we reported results for the following three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Production and (iii) Commodity Marketing and Logistics. Effective in the first quarter of 2015, our reportable segments are: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production, and (iv) Commodity Marketing and Logistics. Corporate and Other includes administrative and other costs.We have recast the segment information for the three months ended March 31, 2014 below to conform to the current period presentation.

Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended March 31, 2015	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$473,572	$46,719	$476	$22,844	$—	$543,611
Costs of revenue	421,270	33,430	—	22,806	—	477,506
Operating expense, excluding DD&A	26,355	5,925	—	—	—	32,280
Lease operating expenses	—	—	1,531	—	—	1,531
Depreciation, depletion, and amortization	2,267	593	14	229	148	3,251
General and administrative expense	4,209	826	—	1,232	3,858	10,125
Acquisition and integration costs	—	—	—	—	1,061	1,061
Operating income (loss)	19,471	5,945	(1,069)	(1,423)	(5,067)	17,857
Interest expense and financing costs, net						(5,557)
Other income, net						4
Change in value of common stock warrants						(5,022)
Change in value of contingent consideration						(4,929)
Equity loss from Piceance Energy, LLC						(1,826)
Income before income taxes						527
Income tax expense						(65)
Net income						$462

Capital expenditures	$4,016	$398	$—	$—	$333	$4,747

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

Three months ended March 31, 2014	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Revenues	$670,043	$51,831	$1,577	$19,795	$—	$743,246
Costs of revenue	650,916	43,968	35	18,165	—	713,084
Operating expense, excluding DD&A	27,171	5,923	—	—	—	33,094
Lease operating expense	—	—	1,024	—	—	1,024
Depreciation, depletion, and amortization	1,704	554	270	506	27	3,061
General and administrative expense	1,100	523	150	1,090	2,071	4,934
Acquisition and integration costs	2,500	—	—	—	351	2,851
Operating (loss) income	(13,348)	863	98	34	(2,449)	(14,802)
Interest expense and financing costs, net						(3,507)
Other expense, net						(45)
Change in value of common stock warrants						1,577
Change in value of contingent consideration						2,465
Equity loss from Piceance Energy, LLC						(221)
Loss before income taxes						(14,533)
Income tax expense						(35)
Net loss						$(14,568)

Capital expenditures	$1,839	$—	$72	$107	$—	$2,018

Note 15—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. Please read Note 7—Debt for further information.
Equity Group Investments ("EGI") and Whitebox - Service Agreements
On September 17, 2013, we entered into letter agreements (“Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF"), and Whitebox Advisors, LLC ("Whitebox"), each of which owns 10% or more of our common stock directly or through affiliates. Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
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

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2015 and 2014

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three months ended March 31, 2015 and 2014.
Note 16—Subsequent Events

Mid Pac Acquisition
On April 1, 2015, the Company completed the acquisition of Mid Pac for cash consideration of $107.0 million, before adjustments as set forth in the merger agreement and any post-closing adjustments. The consideration was paid with existing cash reserves of the Company, the application of a deposit previously paid by the Company, and amounts borrowed pursuant to a Credit Agreement with the Bank of Hawaii ("Mid Pac Credit Agreement"). Please read Note 4—Acquisition for more information. Given the recent closing date, we have not yet finalized our purchase price allocation.
Mid Pac Credit Agreement
On April 1, 2015, Koko’oha and Mid Pac entered into the Mid Pac Credit Agreement in the form of a senior secured term loan in the amount of $50 million (“Mid Pac Term Loan”) and a senior secured revolving line of credit (“Mid Pac Revolving Credit Facility”) in the aggregate principal amount of up to $5.0 million. The lenders of the Mid Pac Credit Agreement advanced the full amount of the Mid Pac Term Loan and the Mid Pac Revolving Credit Facility at the closing. The proceeds of the loans were used to repay certain existing debt of Koko’oha and Mid Pac, pay a portion of the acquisition consideration and for general corporate purposes.
The Mid Pac Term Loan matures and is fully payable on April 1, 2022. Principal on the term loan will be repaid in 28 equal quarterly principal payments over the term. The revolving credit facility matures on April 1, 2018. Letters of credit issued under the revolving credit facility are not to expire beyond the maturity date of the revolving credit facility.
The Mid Pac Term Loan and advances under the Mid Pac Revolving Credit Facility will bear interest, at the Company's election, at a rate equal to (a) 30, 90 or 180 day LIBOR plus a margin, or (ii) the primary interest rate established from time to time by Bank of Hawaii plus a margin. For both LIBOR and primary interest rate loans, the margin is calculated based on the leverage ratio determined as of the last day of the immediately preceding quarter. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a diversified energy company based in Houston, Texas, created through the successful reorganization of Delta Petroleum Corporation in August 2012. The reorganization converted unsecured debt to equity and allowed us to preserve significant tax attributes. We currently operate in four segments:

•	refining and distribution;

•	retail;

•	natural gas and oil production; and

•	commodity marketing and logistics.
Effective in the first quarter of 2015, we changed our reportable segments to separate our retail operations from our prior refining, distribution and marketing segment due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. Prior to this report, we reported results for the following three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Production and (iii) Commodity Marketing and Logistics. We have recast the segment information for the three months ended March 31, 2014 to conform to the current period presentation.
Our refining and distribution segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, and a single-point mooring. Our retail segment consists of retail outlets which distribute gasoline, diesel, and retail merchandise throughout Hawaii. Our natural gas and oil segment consists of natural gas and oil assets that are non-operated and are concentrated in our 33.7% ownership of Piceance Energy, a joint venture focused on producing natural gas in Garfield and Mesa Counties, Colorado. Our commodity marketing and logistics segment focuses on sourcing, transporting, marketing and distributing crude oil from Canada and the Western U.S. to refining hubs in the Midwest, Gulf Coast, and East Coast regions of the U.S. and to Hawaii.
Recent Events
Mid Pac Acquisition
On June 2, 2014, we entered into an agreement and plan of merger with Koko’oha to indirectly acquire 100% of the outstanding membership interests of Mid Pac. Mid Pac owns and operates several terminals and retail gasoline stations. On April 1, 2015, the Company completed the acquisition for cash consideration of $107.0 million, before adjustments as set forth in the merger agreement and any post-closing adjustments. The consideration was paid with existing cash reserves of the Company, the application of a deposit previously paid by the Company, and amounts borrowed pursuant to the Mid Pac Credit Agreement. Beginning with the second quarter of 2015, the results of operations of Mid Pac will be allocated between our Refining and Distribution and Retail segments.
Union Contract
Our collective bargaining agreement expired in January 2015.  Since the expiration of the agreement, employees represented by the USW continued to work under the terms of the expired agreement pursuant to a 24-hour rolling extension.  On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement.
Results of Operations
During the three months ended March 31, 2015, we saw our highest level of on-island sales volumes and refinery throughput. We also continued our focus on optimizing our operations, closing the Mid Pac acquisition and positioning Par for additional growth.

Consolidated Summary of Financial Information

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (Decrease)	% Change
Gross Margin
Refining and distribution	$52,302	$19,127	$33,175	173%
Retail	13,289	7,863	5,426	69%
Commodity marketing and logistics	38	1,630	(1,592)	(98)%
Natural gas and oil	476	1,542	(1,066)	(69)%
Total gross margin	66,105	30,162
Operating expense, excluding depreciation, depletion, and amortization expense	33,811	34,118	(307)	(1)%
Depreciation, depletion, and amortization	3,251	3,061	190	6%
General and administrative expense	10,125	4,934	5,191	105%
Acquisition and integration costs	1,061	2,851	(1,790)	(63)%
Total operating expenses	48,248	44,964
Operating income (loss)	17,857	(14,802)
Other income (expense)
Interest expense and financing costs, net	(5,557)	(3,507)	(2,050)	58%
Other income (expense), net	4	(45)	49	(109)%
Change in value of common stock warrants	(5,022)	1,577	(6,599)	(418)%
Change in value of contingent consideration	(4,929)	2,465	(7,394)	(300)%
Equity losses from Piceance Energy LLC	(1,826)	(221)	(1,605)	726%
Total other expense, net	(17,330)	269
Income (loss) before income taxes	527	(14,533)
Income tax expense	(65)	$(35)	$(30)	86%
Net income (loss)	$462	$(14,568)

Below is a summary of key operating statistics for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Refining and Distribution Segment
Total Crude Oil Throughput (Mbpd)	74.8	67.0
Source of Crude Oil:
North America	45.9%	52.3%
Latin America	13.1%	29.4%
Africa	11.4%	0.3%
Russia	20.9%	5.2%
Middle East	8.7%	12.8%
Total	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.1%	23.7%
Distillate	44.5%	37.7%
Fuel oils	21%	33.4%
Other products	4.5%	2.3%
Total yield	97.1%	97.1%

Refined product sales volume (Mbpd)
On-island sales volume	60.4	50.2
Exports sale volume	21.7	16.3
Total refined product sales volume	82.1	66.5

4-1-2-1 Mid Pacific Crack Spread (1)	$9.09	$6.84
Mid Pacific Crude Differential (2)	$(2.42)	$(0.69)
Gross refining margin per bbl ($/throughput bbl) (3)	$7.77	$3.17
Production costs before DD&A expense per barrel ($/throughput bbl) (4)	$4.12	$4.53
Net operating margin per bbl ($/throughput bbl) (5)	$3.65	$(1.36)

Retail Segment
Retail sales volumes (thousands of gallons)	12,166	11,336
________________________________________________________

(1)	Calculated using a ratio of 80% Singapore and 20% San Francisco indexes.

(2)	Weighted average differentials, excluding shipping costs, of a blend of crudes with an API of 31.98 and sulphur wt% of 0.65% that is indicative of our typical crude mix quality.

(3)
Management uses gross refining margin per barrel to evaluate performance and compare profitability to other companies in the industry. There are a variety of ways to calculate gross refining margin per barrel; different companies within the industry may calculate it in different ways. We calculate gross refining margin per barrel by dividing gross refining margin (revenues less feedstocks, purchased refined products, refinery fuel burn, and transportation and distribution costs) by total refining throughput.

(4)
Management uses production costs before DD&A expense per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production cost before DD&A expense per barrel; different companies within the industry calculate it in different ways. We calculate production costs before DD&A expense per barrel by dividing all direct production costs by total refining throughput.

(5)	Calculated as gross refining margin less production costs before DD&A expense.
Non-GAAP Performance Measures
Management uses certain non-GAAP financial measures to evaluate our operating performance. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
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
Gross margin should not be considered an alternative to operating income (loss), net cash flows from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin presented by other companies may not be comparable to our presentation since each company may define this term differently.
The following table presents a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross Margin
Refining and distribution	$52,302	$19,127
Retail	13,289	7,863
Commodity marketing and logistics	38	1,630
Natural gas and oil	476	1,542
Total gross margin	66,105	30,162
Operating expense, excluding depreciation, depletion, and amortization expense	32,280	33,094
Lease operating expense	1,531	1,024
Depreciation, depletion, and amortization	3,251	3,061
General and administrative expense	10,125	4,934
Acquisition and integration costs	1,061	2,851
Total operating expenses	48,248	44,964
Operating income (loss)	$17,857	$(14,802)
Adjusted Net Income and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, any acquisition and integration expenses, lower of cost or market adjustments, and unrealized (gains) losses on derivatives. Adjusted EBITDA is Adjusted Net Income excluding interest, taxes, depreciation and amortization and equity (earnings) losses from Piceance Energy, LLC. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures to assess:

•	The financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	The ability of our assets to generate cash to pay interest on our indebtedness; and

•	Our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.

Adjusted Net Income (Loss) and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$22,400	$(9,084)
Income tax expense	(65)	(35)
Equity losses from Piceance Energy, LLC	(1,826)	(221)
Interest expense and financing costs, net	(5,557)	(3,507)
Depreciation, depletion and amortization	(3,251)	(3,061)
Adjusted Net Income (loss)	11,701	(15,908)
Change in value of contingent consideration	(4,929)	2,465
Change in value of common stock warrants	(5,022)	1,577
Acquisition and integration expense	(1,061)	(2,851)
Lower of cost or market adjustment	2,179	—
Unrealized (loss) gain on derivatives	(2,406)	149
Net income (loss)	$462	$(14,568)
Discussion of Results of Operations
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Refining and Distribution Gross Margin. For the three months ended March 31, 2015, our refining and distribution gross margin was approximately $52.3 million, an increase of $33.2 million compared to $19.1 million for the three months ended March 31, 2014. The increase is primarily due to an increase in sales volumes of approximately 23 percent due to successful marketing efforts throughout 2014, the impact of our supply agreement with Mid Pac effective January 1, 2015 and lower production costs due to lower crude prices. In addition, the first quarter of 2015 had a higher percentage of sales of higher margin products, particularly jet fuel and gasoline, compared to the first quarter of 2014.
Retail Gross Margin. For the three months ended March 31, 2015, our retail gross margin was approximately $13.3 million, an increase of $5.4 million compared to $7.9 million for the three months ended March 31, 2014. The increase is primarily due to a seven percent increase in gasoline sales volumes and an increase in merchandise sales of 14 percent.
Commodity, Marketing and Logistics Gross Margin. For the three months ended March 31, 2015, our commodity, marketing, and logistics gross margin was flat, a decrease of $1.6 million when compared to $1.6 million for the three months ended March 31, 2014. The decrease is primarily due to lower rail car revenues and transportation margin due to market conditions and lower pipeline revenues due to the expiration of certain contracts.
Natural Gas and Oil Gross Margin. For the three months ended March 31, 2015, our natural gas and oil gross margin was approximately $0.5 million, a decrease of $1.1 million when compared to $1.5 million for the three months ended March 31, 2014. The decrease is primarily related to lower commodity prices as a result of market factors.
Operating Expense. For the three months ended March 31, 2015, operating expense was approximately $33.8 million, which was relatively flat when compared to $34.1 million for the three months ended March 31, 2014.
Depreciation, Depletion, and Amortization. For the three months ended March 31, 2015, DD&A expense was approximately $3.3 million, an increase of $190 thousand compared to $3.1 million for the three months ended March 31, 2014. The increase is primarily due to capital expenditures incurred during 2014 partially offset by our historical shipper status intangible asset being fully amortized as of December 31, 2014.
General and Administrative Expense. For the three months ended March 31, 2015, general and administrative expense was approximately $10.1 million, an increase of $5.2 million when compared to $4.9 million for the three months ended March 31, 2014. The increase is primarily due to an increase in payroll costs, audit fees and consulting costs.

Acquisition and Integration Costs. For the three months ended March 31, 2015, acquisition and integration costs were approximately $1.1 million, a decrease of $1.8 million when compared to $2.9 million for the three months ended March 31, 2014. The decrease is primarily due to no costs related to the integration of HIE in the three months ended March 31, 2015 partially offset by costs incurred for the Mid Pac acquisition.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2015, our interest expense and financing costs were approximately $5.6 million, an increase of $2.1 million when compared to $3.5 million for the three months ended March 31, 2014. The increase was due to a higher outstanding debt balance during the period.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2015, the change in value of common stock warrants resulted in a loss of approximately $5.0 million, a change of $6.6 million when compared to a gain of $1.6 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, our stock price increased from $16.25 per share as of December 31, 2014 to $23.21 per share as of March 31, 2015 which resulted in an increase in the fair value of the common stock warrants. During the three months ended March 31, 2014, our stock price decreased from $22.30 per share on December 31, 2013 to $19.98 per share on March 31, 2014 which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended March 31, 2015, the change in value of our contingent consideration liability resulted in a loss of approximately $4.9 million, a change of $7.4 million when compared to a gain of $2.5 million for the three months ended March 31, 2014. The contingent consideration relates to the acquisition of HIE which occurred on September 25, 2013, and the change in value during the three months ended March 31, 2015 is due to an increase in our expected cash flows related to HIE during the contingency period based on our actual results.
Equity Losses From Piceance Energy, LLC. For the three months ended March 31, 2015, losses from Piceance Energy were approximately $1.8 million, a change of $1.6 million compared to a loss of $221 thousand for the three months ended March 31, 2014. The higher loss is primarily due to lower sales prices for natural gas and condensate.
Income Taxes. For the three months ended March 31, 2015, we recorded approximately $65 thousand of state tax expense, an increase of $30 thousand when compared to $35 thousand of state tax expense for the three months ended March 31, 2014.
Adjusted EBITDA and Adjusted Net Income. For the three months ended March 31, 2015 Adjusted EBITDA was $22.4 million when compared to a $9.1 million loss for the three months ended March 31, 2014. For the three months ended March 31, 2015, Adjusted Net Income was $11.7 million when compared to a $15.9 million loss for the three months ended March 31, 2014 . The change is primarily related to improved crack spreads and lower crude oil prices.
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
    The following table summarizes our liquidity position as of May 5, 2015 and March 31, 2015 (in thousands):

May 5, 2015	Refining and Distribution	Retail	Commodity Marketing and Logistics	Corporate and Other	Total
Cash and cash equivalents	$8,753	$30,362	$19,119	$2,854	$61,088
Revolver availability	—	5,000	—	—	5,000
ABL Facility	42,536	—	23,838	—	66,374
Total available liquidity	$51,289	$35,362	$42,957	$2,854	$132,462

March 31, 2015	Refining and Distribution	Retail	Commodity Marketing and Logistics	Corporate and Other	Total
Cash and cash equivalents	$18,918	$18,855	$24,882	$61,650	$124,305
Revolver availability	—	5,000	—	—	5,000
ABL Facility	40,669	—	36,296	—	76,965
Total available liquidity	$59,587	$23,855	$61,178	$61,650	$206,270

The change in our liquidity position from March 31, 2015 to May 5, 2015 was primarily attributable to closing the Mid Pac acquisition and a reduction in the borrowing base of the Texadian Uncommitted Credit Agreement.
As of March 31, 2015, we had access to the HIE committed ABL Credit Agreement, the HIE-Retail Revolving Credit Agreement, the Texadian Uncommitted Credit Agreement, and cash of $124.3 million. In addition to the above, in conjunction with our acquisition of HIE, and to finance the acquisition and the operations of the business of HIE after the acquisition, we entered into the crude oil Supply and Exchange Agreements. Generally, the primary uses of our capital resources have been in the operations of our refining and distribution segment, our retail segment, our commodity marketing and logistics segment, payments related to the acquisition of Mid Pac, and payments of operating expenses related to our natural gas and oil assets.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital and debt service requirements for the next 12 months. Additionally, we may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$86,772	$(7,892)
Net cash used in investing activities	$(23,511)	$(2,600)
Net cash used in financing activities	$(28,166)	$(6,891)
Net cash provided by operating activities was approximately $86.8 million for the three months ended March 31, 2015 which resulted from net income of approximately $0.5 million, non-cash charges to operations of approximately $23.7 million and net cash provided by changes in operating assets and liabilities of approximately $62.6 million. Net cash used in operating activities was approximately $7.9 million for the three months ended March 31, 2014 which resulted from a net loss of approximately $14.6 million offset by non-cash charges to operations of approximately $1.9 million and net cash provided by changes in operating assets and liabilities of approximately $4.8 million.
For the three months ended March 31, 2015, net cash used in investing activities was approximately $23.5 million and primarily related to an investment in Piceance Energy of $13.8 million, additions to property and equipment totaling approximately $4.7 million and a $5.0 million deposit for the acquisition of Mid Pac. Net cash used in investing activities was approximately $2.6 million for the three months ended March 31, 2014 and was primarily related to additions to property and equipment totaling approximately $2.0 million and the working capital settlement associated with the acquisition of HIE for approximately $0.6 million.
Net cash used in financing activities for the three months ended March 31, 2015 was approximately $28.2 million and consisted primarily of net repayments of borrowings of approximately $27.2 million. Net cash used in financing activities for the three months ended March 31, 2014 of approximately $6.9 million resulted primarily from net repayments of borrowings of approximately $6.7 million.
Capital Expenditures
Our capital expenditures excluding acquisitions for the three months ended March 31, 2015 totaled approximately $4.7 million and were primarily related to our refinery and information technology systems. Our total capital expenditure budget for 2015 ranges from $10 to $15 million and primarily relates to projects to improve our refinery reliability and efficiency plus approximately $28 million for investments in Piceance Energy. The first portion of the investment in Piceance Energy was made during the first quarter 2015 and the remainder is expected to be funded in May 2015.
Additional capital may be required to maintain our interests at our Point Arguello Unit offshore California, but production is not economic in the current low-price environment and we are not able to estimate the amount of any potential capital requirement. We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Exchange Agreements
HIE entered into several agreements with Barclays Bank PLC (“Barclays”), referred to collectively as the Supply and Exchange Agreements, on September 25, 2013 in connection with the acquisition of HIE for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery. Effective as of July 31, 2014, HIE supplemented the Supply and Exchange Agreements by entering into the Refined Product Supply Master Confirmation, pursuant to which Barclays may provide refined product supply and intermediation arrangements to HIE. Please read Note 6—Supply and Exchange Agreements for more information.
Consent Decree
Tesoro is currently negotiating a Consent Decree with the EPA and the United States Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including our refinery. It is anticipated that the Consent Decree will be finalized sometime during 2015 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including those set out in our most recent Annual Report on Form 10-K under "Risk Factors".
In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described above and under Critical Accounting Policies and Risk Factors included in our most recent Annual Report on Form 10-K and under Risk Factors in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with:

•	the difference between the prices for which we sell our refined products and the prices we pay for crude oil and other feedstocks;

•	the fuel consumed in the refining process; and

•	the difference between the price we sell crude and the price we pay for crude in our commodity marketing and logistics segment.

We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, interest rates, or to capture market opportunities.

Commodity Price Risk

Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices and our cost of sales fluctuates significantly with movements in crude oil and feedstock prices. We manage our exposure to these commodity price risks through our supply and exchange agreements as well as through the use of various commodity derivative instruments.

Certain of our agreements reduce the time we are exposed to market price fluctuations. For example, our supply and exchange agreements allow us to price and pay for our crude oil as it is processed at the refinery. The supply and exchange agreements also create exposure to refined product prices to the extent we have refined product inventory less than the Block Volume at period end as we record a liability for the amount of the volume deficit at market prices. Please read Note 6—Supply and Exchange Agreements for more information.

We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of the agreements.

The derivative instruments we use to manage our commodity risk include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We elect the normal purchase normal sale exemption for physical commodity contracts. We mark-to-market our derivative financial instruments and recognize the changes in their fair value in our consolidated statements of operations.

At March 31, 2015, we had gross open commodity derivative contracts representing forward sales of 181 thousand barrels and forward purchases of 368 thousand barrels. Our forward sales are for our commodity marketing and logistics business and economically hedge our physical inventory.  Our forward purchases relate to our shortfall in the Block Volume.

A $1.00 change in the price of crude oil would result in an immaterial change in our results of operations. The open commodity derivative contracts as of March 31, 2015 expire at various times during 2015.

Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues on our consolidated statement of operations. Assuming normal operating conditions, we consume approximately 70 thousand barrels a month of crude oil during the refining process. We have economically hedged 52 thousand barrels per month of internally consumed fuel cost using costless collars with weighted average strike prices ranging from a floor of $53/Bbl to a ceiling of $71/Bbl through March of 2016.

Compliance Program Price Risk

We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

Interest Rate Risk

As of March 31, 2015, $22 million, excluding discounts, of our outstanding debt was subject to floating interest rates. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our interest expense of approximately $0.2 million per year.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended March 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 9—Commitments and Contingencies to our unaudited condensed consolidated financial statements for more information.
Kawaihae Loading Rack
On October 9, 2014, Mid Pac received a notice from the United States Environmental Protection Agency (the "EPA") alleging that Mid Pac had violated the Clean Air Act at its terminal located in Kawaihae, Hawaii by "failing to equip its loading rack with pollution controls" and by "failing to limit emissions from its loading rack," and advising Mid Pac that the matter had been referred to the United States Department of Justice ("DOJ"). The DOJ has proposed civil penalties of approximately $700 thousand. Subsequently, Mid Pac and the DOJ entered into a tolling agreement to facilitate settlement discussions. Mid Pac disputes the EPA's allegations. On April 1, 2015, we acquired Mid Pac. While we are unable at this time to quantify the ultimate exposure, we believe an adverse determination could result in fines and penalties in excess of $100 thousand.
Item 1A. Risk Factors
There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of equity securities during the three months ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended.
Dividends
We have not paid dividends on our common stock, and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2015:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2015	—	$—	—	—
February 1 - February 28, 2015	6,372	18.82	—	—
March 1 - March 31, 2015	134	18.44	—	—
Total	6,506	$37.26	—	—
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

2.8
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholders’ representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

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

3.8
Fourth Amendment to the Amended and Restated Bylaws of Par Petroleum Corporation dated April 10, 2015. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

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

4.6	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

4.7
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

4.9	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.10	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.11
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

4.12	Form of Par Petroleum Corporation Shareholder Subscription Rights Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 22, 2014.

10.1	Award Notice of Restricted Stock with Joseph Israel dated January 5, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2015.

10.2	Nonstatutory Stock Option Agreement with Joseph Israel dated January 5, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2015.

10.3
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

10.4
Third Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of March 11, 2015, by and among the Company, the Guarantors party thereto, the Term Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2015.

10.5
Fourth Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of April 1, 2015, by and among the Company, the Guarantors party thereto, the Term Lenders party thereto and Jefferies Finance LLC, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.6
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement dated as of March 9, 2015, by and among the Laramie Energy II, LLC, Par Piceance Energy Equity LLC and the new investors party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2015.

10.7
Credit Agreement dated as of April 1, 2015, by and among Koko’oha Investments, Inc., Mid Pac Petroleum, LLC, Bank of Hawaii and the other lenders party thereto, and Bank of Hawaii, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.8
Pledge Agreement dated as of April 1, 2015, by Hawaii Pacific Energy, LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.9	Limited Recourse Guaranty dated as of April 1, 2015, by Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.10
Second Amendment and Waiver to ABL Credit Agreement dated as of March 30, 2015, by and among Hawaii Independent Energy, LLC, Hawaii Pacific Energy, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent for the Lenders. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.11
First Amendment to Credit Agreement dated as of March 30, 2015 among HIE Retail, LLC, Bank of Hawaii, American Savings Bank, F.S.B. and Central Pacific Bank, and Bank of Hawaii, as administrative and collateral agent for the Lenders. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.12	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.13	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.14	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.15
Termination of Stockholders Agreement dated April 10, 2015 by and among Par Petroleum Corporation, Zell Credit Opportunities Master Fund, L.P., ZCOF Par Petroleum Holdings, LLC, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PETROLEUM CORPORATION (Registrant)

By:	/s/ Joseph Israel
Joseph Israel
President and Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Date: May 11, 2015