Form 10-Q
period 2015-06-30
PAR PETROLEUM CORP/CO
filed 2015-08-07
CIK 821483

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
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

37,109,496 shares of common stock, $0.01 par value, were outstanding as of August 3, 2015.

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Petroleum Corporation and its consolidated subsidiaries unless the context suggests otherwise.

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$78,203	$89,210
Restricted cash	748	749
Trade accounts receivable	68,879	112,968
Inventories	273,630	243,853
Prepaid and other current assets	15,423	14,009
Total current assets	436,883	460,789
Property and equipment
Property, plant and equipment	207,054	123,323
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	208,176	124,445
Less accumulated depreciation, depletion and amortization	(17,905)	(11,510)
Property and equipment, net	190,271	112,935
Long-term assets
Investment in Piceance Energy, LLC	127,410	104,657
Intangible assets, net	39,529	7,506
Goodwill	50,101	20,786
Other long-term assets	20,050	34,334
Total assets	$864,244	$741,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$43,373	$29,100
Obligations under inventory financing agreements	267,707	197,394
Accounts payable	22,830	33,064
Current portion of contingent consideration	15,506	—
Other accrued liabilities	40,883	51,248
Total current liabilities	390,299	310,806
Long-term liabilities
Long-term debt, net of current maturities and unamortized discount	128,034	107,510
Common stock warrants	13,832	12,123
Contingent consideration	8,049	9,131
Long-term capital lease obligations	1,272	1,295
Other liabilities	15,690	7,983
Total liabilities	557,176	448,848
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2015 and December 31, 2014, 37,102,629 shares and 37,068,886 shares issued at June 30, 2015 and December 31, 2014, respectively	371	371
Additional paid-in capital	430,011	427,287
Accumulated deficit	(122,868)	(135,053)
Accumulated other comprehensive loss	(446)	(446)
Total stockholders’ equity	307,068	292,159
Total liabilities and stockholders’ equity	$864,244	$741,007

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Refining and distribution revenues	$475,987	$711,696	$949,559	$1,381,739
Retail revenues	80,938	59,419	127,657	111,250
Commodity marketing and logistics revenues	25,125	29,183	47,969	48,978
Natural gas and oil revenues	1,709	1,839	2,185	3,416
Total operating revenues	583,759	802,137	1,127,370	1,545,383
Operating expenses
Cost of revenues	505,031	779,301	982,537	1,492,350
Operating expense, excluding depreciation, depletion and amortization expense	32,471	34,074	64,751	67,168
Lease operating expense	1,508	1,700	3,039	2,759
Depreciation, depletion and amortization	5,005	3,290	8,256	6,351
General and administrative expense	11,814	5,733	21,939	10,667
Acquisition and integration expense	470	2,419	1,531	5,270
Total operating expenses	556,299	826,517	1,082,053	1,584,565
Operating income (loss)	27,460	(24,380)	45,317	(39,182)
Other income (expense)
Interest expense and financing costs, net	(5,825)	(3,397)	(11,382)	(6,904)
Loss on termination of financing agreements	(19,229)	—	(19,229)	—
Other income (expense), net	(158)	(95)	(154)	(140)
Change in value of common stock warrants	3,313	140	(1,709)	1,717
Change in value of contingent consideration	(9,495)	2,297	(14,424)	4,762
Equity earnings (losses) from Piceance Energy, LLC	(2,950)	760	(4,776)	539
Total other income (expense), net	(34,344)	(295)	(51,674)	(26)
Loss before income taxes	(6,884)	(24,675)	(6,357)	(39,208)
Income tax benefit (expense)	18,607	(2)	18,542	(37)
Net income (loss)	$11,723	$(24,677)	$12,185	$(39,245)
Earnings (loss) per share
Basic	$0.31	$(0.81)	$0.32	$(1.29)
Diluted	$0.31	$(0.81)	$0.32	$(1.29)
Weighted average number of shares outstanding:
Basic	37,339	30,406	37,261	30,388
Diluted	37,363	30,406	37,319	30,388

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$12,185	$(39,245)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	8,256	6,351
Loss on termination of financing agreements	19,229	—
Non-cash interest expense	9,488	4,877
Change in value of common stock warrants	1,709	(1,717)
Change in value of contingent consideration	14,424	(4,762)
Deferred taxes	(18,542)	(79)
Stock-based compensation	2,976	1,610
Unrealized loss on derivative contracts	426	191
Equity (earnings) losses from Piceance Energy, LLC	4,776	(539)
Net changes in operating assets and liabilities:
Trade accounts receivable	52,989	19,914
Prepaid and other assets	(4,704)	(50,575)
Inventories	(22,257)	(28,748)
Obligations under inventory financing agreements	45,711	5,478
Accounts payable and other accrued liabilities	(28,055)	14,064
Net cash provided by (used in) operating activities	98,611	(73,180)
Cash flows from investing activities
Acquisition of Koko'oha Investments, LLC, net of cash acquired	(63,269)	(10,000)
Capital expenditures	(9,873)	(5,909)
Payment for working capital settlement on HIE acquisition	—	(582)
Investment in Piceance Energy, LLC	(27,529)	—
Net cash used in investing activities	(100,671)	(16,491)
Cash flows from financing activities
Proceeds from sale of common stock	300	—
Proceeds from borrowings	90,900	197,537
Repayments of borrowings	(107,558)	(173,905)
Net repayments on deferred payment arrangement	(770)	—
Payment of deferred loan costs	(5,872)	(1,136)
Purchase of common stock for retirement	—	(287)
Proceeds from inventory financing agreements	287,658	47,200
Payments for termination of supply and exchange agreements	(273,605)	—
Restricted cash released	—	52
Net cash provided by (used in) financing activities	(8,947)	69,461
Net decrease in cash and cash equivalents	(11,007)	(20,210)
Cash and cash equivalents at beginning of period	89,210	38,061
Cash and cash equivalents at end of period	$78,203	$17,851
Supplemental cash flow information
Cash received (paid) for:
Interest	$(1,224)	$(2,027)
Taxes	262	235
Non-cash investing and financing activities
Accrued capital expenditures	$1,687	$1,379

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Note 1—Overview
We are an integrated refiner and marketer based in Houston, Texas. Currently, we operate in four segments: (i) refining and distribution, (ii) retail, (iii) natural gas and oil production, and (iv) commodity marketing and logistics.
Our refining and distribution segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single-point mooring and trucking operations. The refinery produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products primarily for consumption in Hawaii.
Our retail segment consists of retail outlets which sell gasoline, diesel, and retail merchandise throughout Hawaii. Our retail network includes Tesoro and "76" branded retail sites, company-operated convenience stores, sites operated in cooperation with 7-Eleven and other sites operated by third parties.
Our natural gas and oil production segment consists of natural gas and oil assets that are non-operated and are concentrated in our 34.0% ownership of Piceance Energy, LLC ("Piceance Energy"), a joint venture entity focused on producing natural gas in Garfield and Mesa Counties, Colorado. In addition, we own non-operated interests in Colorado and offshore California, and an overriding royalty interest in New Mexico. Our interests are heavily weighted towards natural gas and natural gas liquids.
Our commodity marketing and logistics segment focuses on sourcing, marketing, transporting, and distributing crude oil and refined products. Our logistics capability consists of historical pipeline shipping status, a leased railcar fleet, and chartering tows and barges, with the capability of moving crude oil from landlocked locations in the Western U.S. and Canada to the refining hubs in the Midwest, Gulf Coast, and East Coast regions of the U.S.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year, or for any other period. The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on May 22, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual amounts could differ from these estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Significant estimates include the fair value of certain assets and liabilities, including those acquired in business combinations, natural gas and oil reserves, income taxes and the valuation allowances related to deferred tax assets, derivatives, asset retirement obligations, contingencies and litigation accruals.
Accounting Principles Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

early adoption is permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective adoption or modified retrospective adoption. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the consolidation analysis required under GAAP. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and modifies the evaluation of whether limited partnerships are Variable Interest Entities or voting interest entities. Under the amended guidance, limited partners would be required to consolidate a partnership if the limited partner retains certain powers and obligations. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods beginning after December 15, 2017. ASU 2015-02 allows for either full retrospective adoption or modified retrospective adoption. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 changes the balance sheet classification of debt issuance costs. Under current GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that debt issuance costs be presented as a direct reduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. ASU 2015-03 should be adopted on a retrospective basis and early adoption is permitted. As of June 30, 2015 and December 31, 2014, we had $8.6 million and $13.2 million of debt issuance costs included in Other long-term assets on our unaudited condensed consolidated balance sheets, respectively.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 should be adopted prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Our commodity inventories are currently stated at the lower of cost or market value using the first-in, first-out accounting method. We value merchandise, spare parts, materials, and supplies at average cost. We are currently evaluating the provisions and assessing the impact, if any, this amendment may have on our financial position and results of operations.

Note 3—Investment in Piceance Energy
We have a 34.0% ownership interest in Piceance Energy, a joint venture entity focused on producing natural gas in Garfield and Mesa Counties, Colorado. Piceance Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $110 million. As of June 30, 2015, the balance outstanding on the revolving credit facility was approximately $48.5 million. We are guarantors of Piceance Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Piceance Energy is generally prohibited from making future cash distributions to its owners, including us.
On March 9, 2015, we amended the Limited Liability Company Agreement of Piceance Energy LLC ("LLC Agreement") and made a cash capital contribution of $13.8 million to Piceance Energy. On May 29, 2015, we made an additional cash capital contribution of $13.8 million. As a result of our contributions to Piceance Energy, our ownership interest increased from 33.34% to 34.0%.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

The change in our equity investment in Piceance Energy is as follows (in thousands):

Six Months Ended June 30, 2015
Beginning balance	$104,657
Equity loss from Piceance Energy	(5,186)
Accretion of basis difference	410
Capital contributions	27,529
Ending balance	$127,410

Summarized financial information for Piceance Energy is as follows (in thousands):

	June 30, 2015	December 31, 2014
Current assets	$6,396	$13,168
Non-current assets	481,955	468,379
Current liabilities	16,347	17,103
Non-current liabilities	55,118	107,087

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Natural gas and oil revenues	$10,486	$20,725	$21,223	$40,968
Income (loss) from operations	(8,207)	1,989	(15,286)	5,598
Net income (loss)	(9,329)	1,815	(15,409)	724
 The net loss for the three and six months ended June 30, 2015 includes $8.4 million and $15.8 million of depreciation, depletion, and amortization ("DD&A") expense and $3.7 million and $4.4 million of unrealized losses on derivative instruments, respectively. The net income for the three and six months ended June 30, 2014 includes $8.6 million and $15.3 million of DD&A and $1.7 million and $157 thousand of unrealized losses on derivative instruments, respectively.
As of June 30, 2015 and December 31, 2014, our equity in the underlying net assets of Piceance Energy exceeded the carrying value of our investment by approximately $14.3 million and $14.7 million, respectively. This difference arose due to lack of control and marketability discounts. We attributed this difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimated proved reserves at the date Piceance Energy was formed.
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
On April 1, 2015, we completed the acquisition of Mid Pac for net cash consideration of $73.3 million. The amount paid at closing, net of cash acquired, was $58.3 million. The cash consideration also includes advance deposits of $15.0 million, of which $10 million was paid in 2014, paid prior to closing. In connection with the acquisition, Mid Pac's pre-existing debt of $45.3 million, was fully repaid on the closing date. The acquisition and debt repayment were funded with cash on hand and $55 million of borrowings under the Credit Agreement with the Bank of Hawaii ("Mid Pac Credit Agreement"). Please read Note 8—Debt for further discussion.
We accounted for the acquisition of Mid Pac as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Mid Pac's, and utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets including trade names and customer relationships. These intangible assets will

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life. Please read Note 6—Goodwill and Intangible Assets for further discussion.
A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$10,007
Trade accounts receivable	9,914
Inventories	5,398
Prepaid and other current assets	1,449
Property, plant and equipment	39,821
Land	34,800
Goodwill	29,315
Intangible assets	33,647
Other non-current assets	1,228
Accounts payable and other current liabilities	(11,149)
Deferred tax liability	(18,687)
Other non-current liabilities	(7,171)
Total	$128,572
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during 2016. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes, the working capital settlement, and contingent liabilities.

As of December 31, 2014, we had $10 million in deposits related to the Mid Pac acquisition included in Other long-term assets on our unaudited condensed consolidated balance sheets.
The results of operations of Mid Pac are only included in our results beginning April 1, 2015. For the three and six month periods ended June 30, 2015, our results of operations included revenues and net income of $53.6 million and $2.8 million, respectively, related to Mid Pac. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Mid Pac acquisition had been completed on January 1, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues	$870,156	$1,154,620	$1,672,911
Net income (loss)	(23,685)	4,671	(21,261)
Note 5—Inventories

Inventories at June 30, 2015 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$7,817	$86,396	$94,213
Refined products and blend stock	34,116	128,080	162,196
Warehouse stock and other	17,221	—	17,221
Total	$59,154	$214,476	$273,630

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Inventories at December 31, 2014 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements (1)	Total
Crude oil and feedstocks	$17,924	$62,594	$80,518
Refined products and blend stock	29,998	118,375	148,373
Warehouse stock and other	14,962	—	14,962
Total	$62,884	$180,969	$243,853
________________________________________________________
(1) Please read Note 7—Inventory Financing Agreements for further information.

The reserve for the lower of cost or market value of inventory was $310 thousand and $2.4 million as of June 30, 2015 and December 31, 2014, respectively.
Note 6—Goodwill and Intangible Assets
During the six months ended June 30, 2015, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at beginning of period	$20,786
Acquisition of Koko'oha (1)	29,315
Balance at end of period	$50,101
________________________________________________________
(1) Please read Note 4—Acquisition for further discussion.
Intangible assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Intangible assets:
Supplier relationships	$3,360	$3,360
Railcar leases	3,249	3,249
Trade names and trademarks	6,267	4,689
Customer relationships	32,069	—
Total intangible assets	$44,945	$11,298
Accumulated amortization:
Supplier relationships	$(645)	$(516)
Railcar leases	(1,626)	(1,301)
Trade name and trademarks	(2,751)	(1,975)
Customer relationships	(394)	—
Total accumulated amortization	$(5,416)	$(3,792)
Net:
Supplier relationships	$2,715	$2,844
Railcar leases	1,623	1,948
Trade name and trademarks	3,516	2,714
Customer relationships	31,675	—
Total intangible assets, net	$39,529	$7,506

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Amortization expense was approximately $1.0 million and $1.6 million for the three and six months ended June 30, 2015, respectively. Amortization expense was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively. Intangible assets acquired from Mid Pac have an average useful life of 13.6 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2015	$2,650
2016	4,781
2017	3,632
2018	2,982
2019	2,982
Thereafter	22,502
$39,529
Note 7—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.

During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to the refinery. Additionally, we agreed to sell, and J. Aron agreed to buy, at market prices, refined products produced at the refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or third parties. The agreements also provide for the lease to J. Aron of crude oil and certain refined product storage facilities. Following expiration or termination of the agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then current market prices. Our obligations under the agreements are secured by a security interest on substantially all of the assets of Hawaii Independent Energy, LLC ("HIE"), a security interest on the equity interests held by our wholly-owned subsidiary, Hawaii Pacific Energy, LLC in HIE and a mortgage whereby HIE granted to J. Aron a lien on all real property and improvements owned by HIE, including our refinery.

While title to the crude oil and certain refined product inventories will reside with J. Aron, the Supply and Offtake Agreements will be accounted for as a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included on our consolidated balance sheet until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.

For the three months ended June 30, 2015, we incurred approximately $1.5 million in handling fees related to the Supply and Offtake Agreements, which is included in Cost of revenues on our unaudited condensed consolidated statements of operations. For the three months ended June 30, 2015, Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $0.1 million of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the deferred payment arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our unaudited condensed consolidated balance sheet. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited consolidated statement of cash flows. As of June 30, 2015, the capacity of the Deferred Payment Arrangement was $78.2 million and we had $36.0 million outstanding.

The agreements also provide us with the ability to hedge price risk on our inventories and crude oil purchases. Please read Note 9—Fair Value Measurements for further information.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

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
Pursuant to the Supply and Exchange Agreements, Barclays held title to all of the crude oil in the tanks at the refinery and to a majority of our refined product inventory in our tanks at the refinery. Barclays also prepaid us for certain inventory held at locations outside of our refinery. We held title to the inventory during the refining process. Barclays sold the crude oil to us as it was discharged out of the refinery's tanks. We exchanged refined product owned by Barclays stored in our tanks for equal volumes of refined product produced by our refinery when we executed third-party sales of refined product.

For the three and six months ended June 30, 2015, we incurred approximately $3.1 million and $6.9 million in handling fees related to the Supply and Exchange Agreements, respectively, which are included in Cost of revenues on our unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2014, we incurred approximately $3.9 million and $7.4 million in handling fees related to the Supply and Exchange Agreements, respectively.

For each of the three and six months ended June 30, 2015, Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $0.9 million and $2.3 million of expenses related to the Supply and Exchange Agreements. Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2014.
Upon execution of the Supply and Offtake Agreements, HIE terminated the Supply and Exchange Agreements with Barclays, subject to certain obligations to reimburse Barclays for third-party claims. We recognized a loss of $17.4 million on the termination of the agreement which consists of a loss of $13.3 million for the cash settlement value of the liability which had previously been measured assuming settlement with inventory on hand and a loss of $5.6 million for the acceleration of deferred financing costs related the Supply and Exchange Agreements. These losses were partially offset by a $1.5 million exit fee received from Barclays. The net loss of $17.4 million related to the termination of the Supply and Exchange Agreements is included in Loss on termination of financing agreements on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015. The cash paid to settle the obligation is included in Payments for termination of supply and exchange agreements in the Cash flows from financing activities section of our unaudited condensed statements of cash flows for the six months ended June 30, 2015.

Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2015	December 31, 2014
Term Loan	$93,521	$87,360
HIE Retail Credit Agreement	28,928	22,750
Texadian Uncommitted Credit Agreement	—	26,500
Mid Pac Credit Agreement	48,958	—
Total debt, net of unamortized debt discount	171,407	136,610
Less current maturities	(43,373)	(29,100)
Long-term debt, net of current maturities and unamortized discount	$128,034	$107,510

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year	Amount Due
2015	$4,226
2016	47,540
2017	8,452
2018	62,886
2019	8,452
Thereafter	39,851
$171,407

Additionally, as of June 30, 2015, we had approximately $16.3 million in letters of credit outstanding under the Texadian Uncommitted Credit Agreement.

Term Loan
Pursuant to the terms of our Delayed Draw Term Loan Agreement (the "Term Loan"), we were required to repay an advance of $35 million on March 31, 2015. On March 11, 2015, we entered into a Third Amendment to the Term Loan whereby we extended the repayment date of the advance to March 31, 2016. All other terms and conditions remain unchanged.
Certain lenders under the Term Loan are our stockholders. Please read Note 16—Related Party Transactions for more information.
Retail Credit Agreement
On November 14, 2013, HIE Retail, LLC (“HIE Retail”), our subsidiary, entered into a Credit Agreement (“Retail Credit Agreement”) in the form of a senior secured term loan of up to $30 million (“Retail Term Loan”) and a senior secured revolving line of credit of up to $5 million (“Retail Revolver”). Loans made under the Retail Credit Agreement are secured by a first priority security interest in substantially all of the assets of HIE Retail.

On May 15, 2015, HIE Retail entered into a Second Amendment to the Retail Credit Agreement ("Second Amendment") pursuant to which we terminated the Retail Revolver and extended the maturity date of the existing Retail Term Loans in the aggregate principal amount of $22 million until March 31, 2022. In connection with the entry into the Second Amendment, the Retail Facility lenders made additional term loans to HIE Retail in the aggregate principal amount of $7.9 million. The New Term Loans were made on the same terms as the term loans previously made under the Retail Credit Agreement, as amended by the Second Amendment. The Second Amendment also provides that if a prepayment of the amounts outstanding under the Retail Credit Agreement occurs as a result of HIE Retail obtaining refinancing from any financial institution (including from less than all of the Retail Facility Lenders), HIE Retail shall pay a prepayment fee equal to 1% of the amount prepaid. Prior to the entry into the Second Amendment, there were no revolving loans outstanding and no letters of credit issued under the Retail Credit Agreement.

The Second Amendment includes a new covenant that requires HIE Retail to maintain cash on hand of not less than $3 million at all times. In addition, the Second Amendment modifies the financial covenant relating to HIE Retail’s maximum Leverage Ratio (as defined in the Retail Credit Agreement), which is measured on a quarterly basis commencing with the fiscal quarter ending June 30, 2015 and building up to a rolling four-quarter basis, as follows for the last day of each fiscal year:

Period (during and as of the last day of)	Maximum Leverage Ratio
2015 Fiscal Year	5.00 to 1.00
2016 Fiscal Year	4.75 to 1.00
2017 Fiscal Year	4.50 to 1.00
2018 Fiscal Year	4.25 to 1.00
2019 Fiscal Year, and at all times thereafter	4.00 to 1.00

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Texadian Uncommitted Credit Agreement
On February 20, 2015, Texadian Energy, Inc. ("Texadian"), and its wholly-owned subsidiary Texadian Energy Canada Limited, amended and restated the uncommitted credit agreement. The amended agreement increased the uncommitted loans and letters of credit capacity to $200 million and extended the maturity date to February 2016.
Existing Debt Obligations of Koko'oha and Mid Pac
On April 1, 2015, in connection with the acquisition of Mid Pac, we repaid certain existing debt obligations of Koko'oha and Mid Pac for $45.3 million.
Mid Pac Credit Agreement
On April 1, 2015, Koko’oha and Mid Pac entered into the Mid Pac Credit Agreement in the form of a senior secured term loan in the amount of $50.0 million (“Mid Pac Term Loan”) and a senior secured revolving line of credit (“Mid Pac Revolving Credit Facility”) in the aggregate principal amount of up to $5.0 million. The lenders of the Mid Pac Credit Agreement advanced the full amount of the Mid Pac Term Loan and the Mid Pac Revolving Credit Facility at the closing. The proceeds of the loans were used to repay certain existing debt of Koko’oha and Mid Pac, pay a portion of the acquisition consideration and for general corporate purposes.
The Mid Pac Term Loan matures and is fully payable on April 1, 2022. Principal on the term loan will be repaid in 28 equal quarterly principal payments over the term. The revolving credit facility matures on April 1, 2018 and no more than five borrowings consisting of LIBOR loans may be outstanding at any time. Letters of credit issued under the revolving credit facility are not to expire beyond the maturity date of the revolving credit facility.
The Mid Pac Term Loan and advances under the Mid Pac Revolving Credit Facility will bear interest, at the Company's election, at a rate equal to (a) 30, 90 or 180 day LIBOR plus the applicable margin (as specified below), or (ii) the primary interest rate established from time to time by Bank of Hawaii plus a margin. For both LIBOR and primary interest rate loans, the margin is calculated based on the leverage ratio determined as of the last day of the immediately preceding quarter. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.
The Mid Pac Term Loan applicable margin is as specified below:

Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Basis Rate Loans
	(basis points)	(basis points)
< 3.00x	200	—
3.00x - 3.50x	225	25
> 3.50x	250	50
The Mid Pac Revolving Credit Facility applicable margin is as specified below:

Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Basis Rate Loans
	(basis points)	(basis points)
< 3.00x	175	(25)
3.00x - 3.50x	200	—
> 3.50x	225	25
Mid Pac agreed to pay certain fees in connection with the Mid Pac Credit Agreement, including usage fees for trade letters of credit and commitment fees for standby letters of credit issued under the Mid Pac Revolving Credit Facility.
Pursuant to the Mid Pac Credit Agreement, Mid Pac is required to comply with various affirmative and negative covenants affecting its business and operations, including compliance with a minimum fixed charge coverage ratio of not less than 1.15 to 1.00, a minimum tangible net worth of $12.0 million, and a maximum leverage ratio determined as follows:

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Period (during and as of last day of)	Maximum Leverage Ratio
June 30, 2015	5.50 to 1.00
September 30, 2015	5.25 to 1.00
December 31, 2015	5.00 to 1.00
2016 fiscal year	4.75 to 1.00
2017 fiscal year	4.25 to 1.00
2018 fiscal year	4.00 to 1.00
2019 fiscal year	3.50 to 1.00
2020 fiscal year, and at all times thereafter	3.25 to 1.00
ABL Facility

On September 25, 2013 and in connection with the acquisition of HIE, HIE and its subsidiary (“ABL Borrowers”) and Hawaii Pacific Energy entered into an asset-based senior secured revolving credit facility (“ABL Facility”) of up to $125 million, of which up to $50 million of availability under the ABL Facility was available for the issuances of letters of credit. The ABL Facility was secured by a lien on substantially all of HIE’s assets. Upon the execution of the Supply and Offtake Agreements, we repaid in full and terminated the ABL Facility and expensed $1.8 million of financing costs associated with the termination of the agreement. The expense of $1.8 million related to the termination of the ABL Facility is included within Loss on termination of financing agreements on our unaudited consolidated statements of operations for the three and six months ended June 30, 2015.

Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the SEC on June 1, 2015 and declared effective on June 23, 2015 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). The Company has no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X, and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to the Company, whether by cash dividends, loans or advances.
Note 9—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants. As of June 30, 2015 and December 31, 2014, we had 749,148 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using a Monte Carlo simulation analysis, which is considered to be a Level 3 fair value measurement. Significant inputs used in the Monte Carlo simulation analysis include:

	June 30, 2015	December 31, 2014
Stock price	$18.72	$16.25
Weighted average exercise price	$0.10	$0.10
Term (years)	7.17	7.67
Risk-free rate	2.09%	2.01%
Expected volatility	44.5%	50.2%
The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo simulation analysis, the estimated fair value of the common stock warrants was $18.46 and $16.17 per share as of June 30, 2015 and December 31, 2014, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo simulation analysis will have a significant impact on the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the common stock warrants.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Contingent consideration. The cash consideration for our acquisition of HIE may be increased pursuant to an earn out provision. The liability is remeasured at the end of each reporting period using a Monte Carlo simulation analysis. Significant inputs used in the valuation model include estimated future gross margin, annual gross margin volatility and a present value factor. We consider this to be a Level 3 fair value measurement. Please read Note 10—Commitments and Contingencies for further discussion.
Derivative instruments. We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, and future sales of refined products. The derivative contracts that we execute to manage our price risk include exchange traded futures, options and over-the-counter (“OTC”) swaps. Our futures, options, and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues on our unaudited consolidated statements of operations.
We have entered into forward purchase contracts for crude oil and forward sales contracts of refined products. We elect the normal purchases normal sales (“NPNS”) exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs. During 2014, we entered into certain physical forward crude oil contracts that did not qualify for or for which we did not elect the normal NPNS exception. Changes in the fair value of those contracts were recorded in earnings. The fair value of our commodity derivatives were measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third-party broker quotes and pricing providers.
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our consolidated unaudited balance sheets present derivative assets and liabilities on a net basis. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.

Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and their placement within our unaudited condensed consolidated balance sheets consist of the following (in thousands):

	Balance Sheet Location	June 30, 2015	December 31, 2014
		Asset (Liability)
Common stock warrants	Common stock warrants	$(13,832)	$(12,123)
Contingent consideration	Contingent consideration	(23,555)	(9,131)
Exchange traded futures(1)	Other accrued liabilities	(1,229)	—
Exchange traded futures	Prepaid and other current assets	—	1,015
Exchange traded options	Prepaid and other current assets	617	—
OTC swaps	Prepaid and other current assets	1,201	—
_________________________________________________________
(1) Does not include cash collateral of $4.2 million recorded in Prepaid and other current assets as of June 30, 2015.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our unaudited condensed consolidated statement of operations resulting from changes in assets and liabilities valued at fair value (in thousands):

	Income Statement Classification	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Common stock warrants	Change in value of common stock warrants	$3,313	$140	$(1,709)	$1,717
Contingent consideration	Change in value of contingent consideration	(9,495)	2,297	(14,424)	4,762
Exchange traded futures	Cost of revenues	1,338	(340)	762	(191)
Commodities - physical forward contracts	Cost of revenues	—	(625)	—	(1,141)
Exchange traded options	Cost of revenues	1,763	—	609	—
OTC swaps	Cost of revenues	1,201	—	1,201	—

Our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and their level within the fair value hierarchy are as follows (in thousands):

	June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(13,832)	$—	$—	$(13,832)
Contingent consideration	(23,555)	—	—	(23,555)
Commodity derivatives	589	(612)	1,201	—

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Common stock warrants	$(12,123)	$—	$—	$(12,123)
Contingent consideration	(9,131)	—	—	(9,131)
Commodity derivatives	1,015	1,015	—	—

A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Balance, at beginning of period	$(31,205)	$(25,274)	$(21,254)	$(29,316)
Settlements	—	—	—	—
Acquired	—	—	—	—
Total unrealized income (loss) included in earnings	(6,182)	2,437	(16,133)	6,479
Balance, at end of period	$(37,387)	$(22,837)	$(37,387)	$(22,837)

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015
	Carrying Value	Fair Value (1)
Term Loan	$93,521	$100,514
HIE Retail Credit Agreement (2)	28,928	28,928
Mid Pac Credit Agreement (2)	48,958	48,958
Common stock warrants	13,832	13,832
Contingent consideration	23,555	23,555

	December 31, 2014
	Carrying Value	Fair Value (1)
Term Loan	$87,360	$87,068
HIE Retail Credit Agreement (2)	22,750	22,750
Texadian Uncommitted Credit Agreement	26,500	26,500
Common stock warrants	12,123	12,123
Contingent consideration	9,131	9,131
_________________________________________________________
(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
(2) Fair value approximates carrying value due to the floating rate interest which approximates a current market rate.

We estimate the fair value of our long-term debt using a discounted cash flow analysis and an estimate of the current yield of 11.36% and 14.11% as of June 30, 2015 and December 31, 2014, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 10—Commitments and Contingencies
In the ordinary course of business, we are a party to various lawsuits and other contingent matters. We establish accruals for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on our liquidity, results of operations or financial condition.

Mid Pac Earnout and Indemnity Dispute

Pursuant to a Stock Purchase Agreement dated August 3, 2011 and amended October 25, 2011 (the “SPA”), Mid Pac purchased all the issued and outstanding stock of Inter Island Petroleum, Inc. (“Inter Island”) from Brian J. and Wendy Barbata (collectively, the “Barbatas”).  The SPA provides for an earnout payment to be made to the Barbatas in an amount equal to four times the amount by which the average of Inter Island’s earnings before interest, taxes, depreciation and amortization during the relevant earnout period exceeds $3.5 million. The earnout payment is capped at a maximum of $4.5 million. Mid Pac contends that there are no amounts owed to the Barbatas for the earnout period. By letter dated May 29, 2014, the Barbatas disputed Mid Pac’s computation of the earnout, without explanation of the amount they claim to be owed or refutation of Mid Pac’s analysis. Mid Pac intends to vigorously oppose any such claims.

Any claims by the Barbatas will be offset by Mid Pac’s claims for indemnification under the SPA.  By letters dated December 13, 2013 and April 25, 2014, Mid Pac has asserted indemnification claims against the Barbatas exceeding $1 million with respect to environmental losses arising from certain terminals operated by Inter Island and its subsidiaries. The Barbatas have disputed such claims.

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Tesoro Earnout Dispute

The cash consideration for our acquisition of HIE is subject to increase pursuant to an earnout provision. For 2014, we contend that there are no amounts owed to Tesoro. Tesoro has disputed our calculation of the 2014 earnout amount and contends that approximately $1 million is owed. Pursuant to the Membership Interest Purchase Agreement dated June 17, 2013, the dispute will be submitted to a mutually acceptable independent accounting firm to be engaged by the parties, as arbiter, to determine the amount owed, if any.

Environmental Matters
Our petroleum refining operations and third-party oil and gas exploration and production operations in which we have a working interest are subject to extensive and periodically changing federal, state and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.

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
In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. There are numerous issues,

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Effective January 1, 2016, however, this state mandate will terminate. Consequently, unless federal regulations are revised, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. We believe that HIE’s refinery satisfies the definition of a small volume refinery, and we have applied to the EPA for status as such as is required by the Tier 3 regulations. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated.
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
For the Interim Periods Ended June 30, 2015 and 2014

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
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. As of December 31, 2014, 27 claims totaling approximately $26.5 million remain to be resolved by the trustee for the General Trust and we have reserved approximately $1.1 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. No claims were settled during the six months ended June 30, 2015.
Note 11—Stockholders' Equity
Incentive Plan
For the three and six months ended June 30, 2015, we recognized compensation costs of approximately $1.7 million and $3.0 million, respectively, in General and administrative expenses on our unaudited condensed consolidated statements of operations related to restricted stock awards under the Par Petroleum Corporation 2012 Long-term Incentive Plan ("LTIP"). For the three and six months ended June 30, 2014, we recognized compensation costs of approximately $981 thousand and $1.6 million, respectively, in General and administrative expenses within our unaudited consolidated statements of operations related to restricted stock awards under the LTIP. During the three and six months ended June 30, 2015, we granted 46 thousand shares and 174 thousand shares of restricted stock with fair values of approximately $1.1 million and $3.5 million, respectively. During the three and six months ended June 30, 2015, we granted approximately 9 thousand stock options and 152 thousand stock options with a weighted-average exercise price of $23.49 and $18.80 and a fair value of approximately $0.1 million and $1.1 million, respectively. As of June 30, 2015, there was approximately $10.1 million of total unrecognized compensation costs related to restricted stock and stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.18 years.
Note 12—Benefit Plans
Other Post-retirement Benefits - Medical
We sponsor a post-retirement medical plan to provide health care coverage continuation from the date of retirement to age 65 for qualifying employees. Employees hired before 2006 are generally eligible to participate in the plan after five years of service and reaching the age of 55 and will pay 20% of the monthly insurance premium. Employees hired after 2006 are generally eligible to participate in the plan after five years of service and reaching the age of 55 and are required to pay 100% of the monthly insurance premium; however, after 10 years of service, they are only required to pay 50% of the monthly insurance premium.
The components of the net periodic benefit cost related to our defined benefit plan consist of the following (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Service cost	$93	$185
Interest cost	53	106
Amortization of prior service cost	2	4
Net periodic benefit cost	$148	$295

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Note 13—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 749,148 shares and 790,683 shares as of June 30, 2015 and 2014, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. Non-vested restricted stock is excluded from the basic weighted-average common stock outstanding computation as these shares are not considered earned until vested. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$11,723	$(24,677)	$12,185	$(39,245)
Undistributed income allocated to participating securities (2)	108	—	107	—
Net income (loss) attributable to common stockholders	$11,615	$(24,677)	$12,078	$(39,245)

Basic weighted-average common stock shares outstanding	37,339	30,406	37,261	30,388
Add dilutive effects of common stock equivalents (1)	24	—	58	—
Diluted weighted-average common stock shares outstanding	37,363	30,406	37,319	30,388

Basic income (loss) per common share	$0.31	$(0.81)	$0.32	$(1.29)
Diluted income (loss) per common share	$0.31	$(0.81)	$0.32	$(1.29)
________________________________________________________

(1)
Entities with a net loss are prohibited from including potential common shares in the computation of diluted per share amounts; therefore, we have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three and six months ended June 30, 2014.

(2)	Participating securities includes restricted stock that has been issued but is not yet vested.
For the three and six months ended June 30, 2015, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 348 thousand and 331 thousand shares of non-vested restricted stock and 24 thousand and 58 thousand stock options, respectively. For the three and six months ended June 30, 2014, there were 658 thousand potentially dilutive securities excluded from the calculation of diluted shares outstanding.
Note 14—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at June 30, 2015. During the second quarter 2015, we recorded a benefit for the release of $18.6 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income of Mid Pac.
During the three and six month periods ended June 30, 2015 and 2014, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our NOL carry forwards will not always be available to offset taxable income apportioned to the various states. The states from which some of our revenues are derived are not the same states in which our NOLs were incurred; therefore

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

we expect to incur state tax liabilities on the net income of our commodity marketing and logistics segment, our refining and distribution segment and our retail segment. Excluding the impact of releasing the valuation allowance, state tax benefit was approximately $22 thousand and state tax expense was $43 thousand for the three and six months ended June 30, 2015, respectively. State income tax expense of approximately $2 thousand and $37 thousand was recognized for the three and six months ended June 30, 2014, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Note 15—Segment Information
We have changed our reportable segments to separate our retail operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. Beginning with the second quarter, the results of operations of Mid Pac are included in our Refining and Distribution and Retail segments. We previously reported results for the following three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Production and (iii) Commodity Marketing and Logistics. Effective in the first quarter of 2015, our reportable segments are: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production, and (iv) Commodity Marketing and Logistics. Corporate and Other includes administrative and other costs.We have recast the segment information for the three and six months ended June 30, 2014 below to conform to the current period presentation.

Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended June 30, 2015	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$538,453	$80,938	$1,709	$25,125	$—	$646,225
Intersegment elimination	(62,466)	—	—	—	—	(62,466)
Revenues	475,987	80,938	1,709	25,125	—	583,759
Cost of revenues	417,315	64,298	—	23,418	—	505,031
Operating expense, excluding DD&A	22,714	9,757	—	—	—	32,471
Lease operating expenses	—	—	1,508	—	—	1,508
Depreciation, depletion, and amortization	2,891	1,590	9	229	286	5,005
General and administrative expense	4,501	959	400	2,131	3,823	11,814
Acquisition and integration costs	—	—	—	—	470	470
Operating income (loss)	28,566	4,334	(208)	(653)	(4,579)	27,460
Interest expense and financing costs, net						(5,825)
Loss on termination of financing agreements						(19,229)
Other expense, net						(158)
Change in value of common stock warrants						3,313
Change in value of contingent consideration						(9,495)
Equity loss from Piceance Energy, LLC						(2,950)
Loss before income taxes						(6,884)
Income tax benefit						18,607
Net income						$11,723

Capital expenditures	$4,570	$104	$—	$—	$452	$5,126

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Three months ended June 30, 2014	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$750,518	$59,419	$1,839	$29,183	$—	$840,959
Intersegment elimination	(38,822)	—	—	—	—	(38,822)
Revenues	711,696	59,419	1,839	29,183	—	802,137
Cost of revenues	701,246	51,438	—	26,617	—	779,301
Operating expense, excluding DD&A	27,958	6,116	—	—	—	34,074
Lease operating expense	—	—	1,700	—	—	1,700
Depreciation, depletion, and amortization	1,917	557	255	508	53	3,290
General and administrative expense	433	128	94	823	4,255	5,733
Acquisition and integration costs	1,528	—	—	—	891	2,419
Operating (loss) income	(21,386)	1,180	(210)	1,235	(5,199)	(24,380)
Interest expense and financing costs, net						(3,397)
Other expense, net						(95)
Change in value of common stock warrants						140
Change in value of contingent consideration						2,297
Equity earnings from Piceance Energy, LLC						760
Loss before income taxes						(24,675)
Income tax expense						(2)
Net loss						$(24,677)

Capital expenditures	$2,922	$100	$676	$193	$—	$3,891

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Six months ended June 30, 2015	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$1,033,071	$127,657	$2,185	$66,079	$—	$1,228,992
Intersegment elimination	(83,512)	—	—	(18,110)	—	(101,622)
Revenues	949,559	127,657	2,185	47,969	—	1,127,370
Cost of revenues	838,585	97,728	—	46,224	—	982,537
Operating expense, excluding DD&A	49,069	15,682	—	—	—	64,751
Lease operating expenses	—	—	3,039	—	—	3,039
Depreciation, depletion, and amortization	5,158	2,183	23	458	434	8,256
General and administrative expense	8,710	1,785	400	3,363	7,681	21,939
Acquisition and integration costs	—	—	—	—	1,531	1,531
Operating income (loss)	48,037	10,279	(1,277)	(2,076)	(9,646)	45,317
Interest expense and financing costs, net						(11,382)
Loss on termination of financing agreements						(19,229)
Other expense, net						(154)
Change in value of common stock warrants						(1,709)
Change in value of contingent consideration						(14,424)
Equity loss from Piceance Energy, LLC						(4,776)
Loss before income taxes						(6,357)
Income tax benefit						18,542
Net income						$12,185

Capital expenditures	$8,586	$502	$—	$—	$785	$9,873

PAR PETROLEUM CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2015 and 2014

Six months ended June 30, 2014	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$1,452,826	$111,250	$3,416	$48,978	$—	$1,616,470
Intersegment elimination	(71,087)	—	—	—	—	(71,087)
Revenues	1,381,739	111,250	3,416	48,978	—	1,545,383
Cost of revenues	1,352,162	95,406	—	44,782	—	1,492,350
Operating expense, excluding DD&A	55,129	12,039	—	—	—	67,168
Lease operating expense	—	—	2,759	—	—	2,759
Depreciation, depletion, and amortization	3,621	1,111	525	1,014	80	6,351
General and administrative expense	1,533	651	244	1,913	6,326	10,667
Acquisition and integration costs	4,028	—	—	—	1,242	5,270
Operating (loss) income	(34,734)	2,043	(112)	1,269	(7,648)	(39,182)
Interest expense and financing costs, net						(6,904)
Other expense, net						(140)
Change in value of common stock warrants						1,717
Change in value of contingent consideration						4,762
Equity loss from Piceance Energy, LLC						539
Loss before income taxes						(39,208)
Income tax expense						(37)
Net loss						$(39,245)

Capital expenditures	$4,761	$100	$748	$300	$—	$5,909

Note 16—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. Please read Note 8—Debt for further information.
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
For the Interim Periods Ended June 30, 2015 and 2014

consideration of the services provided by EGI and Whitebox under the Services Agreements, we agreed to indemnify each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder.
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three and six months ended June 30, 2015 and 2014.
Note 17—Subsequent Events

Investment in Piceance Energy

On July 31, 2015, an unaffiliated third-party invested an aggregate $19 million in Piceance Energy in the form of cash and property.  As a result of this transaction, our ownership interest decreased from 34.0% to 32.4%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are an integrated refiner and marketer based in Houston, Texas. We currently operate in four business segments:

•	refining and distribution;

•	retail;

•	natural gas and oil production; and

•	commodity marketing and logistics.
Effective in the first quarter of 2015, we changed our reportable segments to separate our retail operations from our prior refining, distribution and marketing segment due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. We previously reported results for the following three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Production and (iii) Commodity Marketing and Logistics. We have recast the segment information for the three and six months ended June 30, 2014 to conform to the current period presentation.
Our refining and distribution segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single-point mooring and trucking operations which produce and distribute refined products throughout the State of Hawaii and for export globally. Our retail segment consists of retail outlets which sell gasoline, diesel, and retail merchandise throughout Hawaii. Our natural gas and oil production segment consists of natural gas and oil assets that are non-operated and are concentrated in our 34% ownership of Piceance Energy and focused on producing natural gas and natural gas liquids in Garfield and Mesa Counties, Colorado. Our commodity marketing and logistics segment focuses on sourcing, marketing, transporting, and distributing crude oil and refined products primarily within North America.
Par was created through the successful reorganization of Delta Petroleum Corporation in August 2012. The reorganization converted unsecured debt to equity and allowed us to preserve significant tax attributes.
Recent Events
Inventory Financing Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties. The Supply and Offtake Agreements also include a deferred payment arrangement, whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Please read Note 7—Inventory Financing Agreements for more information.
Upon execution of the Supply and Offtake Agreements, HIE terminated its Supply and Exchange Agreements with Barclays on June 1, 2015, subject to certain obligations to reimburse Barclays for third-party claims, and the HIE ABL Facility. During the three months ended June 30, 2015, we recorded a loss of $19.2 million related to the termination of these financing agreements, which is included in Loss on termination of financing agreements on our unaudited condensed consolidated statements of operations. Please read Note 7—Inventory Financing Agreements for more information.

Mid Pac Acquisition and Mid Pac Credit Agreement
On June 2, 2014, we entered into an agreement and plan of merger with Koko’oha to indirectly acquire 100% of the outstanding membership interests of Mid Pac. On April 1, 2015, we completed the acquisition of Mid Pac for cash consideration of $73.3 million. The amount paid at closing, net of cash acquired, was $58.3 million. The cash consideration also includes advance deposits of $15.0 million paid prior to closing. In connection with the acquisition, Mid Pac's pre-existing debt of $45.3 million was fully repaid on the closing date. The acquisition and debt repayment were funded with cash on hand and $55 million of borrowings under the Mid Pac Credit Agreement. Beginning with the second quarter of 2015, the results of operations of Mid Pac are included in our Refining and Distribution and Retail segments. Please read Note 4—Acquisition for more information.
On April 1, 2015, Koko’oha and Mid Pac entered into the Mid Pac Credit Agreement in the form of a senior secured term loan in the amount of $50.0 million (“Mid Pac Term Loan”) and a senior secured revolving line of credit (“Mid Pac Revolving Credit Facility”) in the aggregate principal amount of up to $5.0 million. The lenders of the Mid Pac Credit Agreement advanced the full amount of the Mid Pac Term Loan and the Mid Pac Revolving Credit Facility at the closing. The proceeds of the loans were used to repay the existing debt of Koko’oha and Mid Pac, and pay a portion of the acquisition consideration and for general corporate purposes. Please read Note 8—Debt for more information.
Results of Operations
Overview
During the three months ended June 30, 2015, we saw our highest quarterly levels of on-island sales volumes and refinery throughput to date. Crack spreads during this period continue to be favorable to the three year average, with improvements in both finished product spreads and crude oil costs, and our operational and financial results improved. We continued to focus on optimizing our operations by entering into the Supply and Offtake Agreements, completing the Mid Pac acquisition, and making significant progress toward integrating recent acquisitions.
Consolidated Summary of Financial Information

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)	% Change
Gross Margin
Refining and distribution	$58,672	$10,450	$48,222	461%
Retail	16,640	7,981	8,659	108%
Commodity marketing and logistics	1,707	2,566	(859)	(33)%
Natural gas and oil	1,709	1,839	(130)	(7)%
Total gross margin	78,728	22,836
Operating expense, excluding depreciation, depletion, and amortization expense	33,979	35,774	(1,795)	(5)%
Depreciation, depletion, and amortization	5,005	3,290	1,715	52%
General and administrative expense	11,814	5,733	6,081	106%
Acquisition and integration costs	470	2,419	(1,949)	(81)%
Total operating expenses	51,268	47,216
Operating income (loss)	27,460	(24,380)
Other income (expense)
Interest expense and financing costs, net	(5,825)	(3,397)	(2,428)	71%
Loss on termination of financing agreements	(19,229)	—	(19,229)	100%
Other income (expense), net	(158)	(95)	(63)	66%
Change in value of common stock warrants	3,313	140	3,173	2,266%
Change in value of contingent consideration	(9,495)	2,297	(11,792)	(513)%
Equity earnings (losses) from Piceance Energy LLC	(2,950)	760	(3,710)	(488)%
Total other expense, net	(34,344)	(295)
Loss before income taxes	(6,884)	(24,675)
Income tax benefit (expense)	18,607	(2)	18,609	(930,450)%
Net income (loss)	$11,723	$(24,677)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	% Change (1)
Gross Margin
Refining and distribution	$110,974	$29,577	$81,397	275%
Retail	29,929	15,844	14,085	89%
Commodity marketing and logistics	1,745	4,196	(2,451)	(58)%
Natural gas and oil	2,185	3,416	(1,231)	(36)%
Total gross margin	144,833	53,033
Operating expense, excluding depreciation, depletion, and amortization expense	67,790	69,927	(2,137)	(3)%
Depreciation, depletion, and amortization	8,256	6,351	1,905	30%
General and administrative expense	21,939	10,667	11,272	106%
Acquisition and integration costs	1,531	5,270	(3,739)	(71)%
Total operating expenses	99,516	92,215
Operating income (loss)	45,317	(39,182)
Other income (expense)
Interest expense and financing costs, net	(11,382)	(6,904)	(4,478)	65%
Loss on termination of financing agreements	(19,229)	—	(19,229)	100%
Other income (expense), net	(154)	(140)	(14)	10%
Change in value of common stock warrants	(1,709)	1,717	(3,426)	(200)%
Change in value of contingent consideration	(14,424)	4,762	(19,186)	(403)%
Equity earnings (losses) from Piceance Energy LLC	(4,776)	539	(5,315)	(986)%
Total other expense, net	(51,674)	(26)
Loss before income taxes	(6,357)	(39,208)
Income tax benefit (expense)	18,542	(37)	18,579	(50,214)%
Net income (loss)	$12,185	$(39,245)
(1) NM - Not meaningful

Below is a summary of key operating statistics for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refining and Distribution Segment
Total Crude Oil Throughput (Mbpd)	80.8	70.7	77.8	68.9
Source of Crude Oil:
North America	61.0%	63.1%	53.8%	57.9%
Latin America	10.8%	24.5%	11.9%	26.9%
Africa	16.6%	—%	14.1%	0.1%
Asia	11.3%	—%	15.9%	2.5%
Middle East	0.3%	12.4%	4.3%	12.6%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.5%	25.4%	26.3%	24.5%
Distillate	43.0%	35.5%	43.7%	36.6%
Fuel oils	23.9%	32.6%	22.5%	33.0%
Other products	4.9%	2.7%	4.7%	2.5%
Total yield	97.3%	96.2%	97.2%	96.6%

Refined product sales volume (Mbpd)
On-island sales volume	61.9	52.4	61.2	51.3
Exports sale volume	12.8	17.2	17.2	16.7
Total refined product sales volume	74.7	69.6	78.4	68.0

4-1-2-1 Mid Pacific Crack Spread (1)	$9.76	$6.11	$9.43	$6.47
Mid Pacific Crude Oil Differential (2)	$(1.30)	$(0.35)	$(1.86)	$(0.53)
Gross refining margin per bbl ($/throughput bbl) (3)	$7.98	$1.62	$7.88	$2.37
Production costs before DD&A expense per barrel ($/throughput bbl) (4)	$3.15	$4.08	$3.61	$4.30
Net operating margin per bbl ($/throughput bbl) (5)	$4.83	$(2.46)	$4.27	$(1.93)

Retail Segment
Retail sales volumes (thousands of gallons)	22,621	12,263	34,787	23,600
________________________________________________________

(1)
The profitability of our Hawaii business is heavily influenced by crack spreads in both the Singapore and West Coast markets. These markets reflect the closest, liquid market alternatives to source refined products for Hawaii. We believe the Singapore 4-1-2-1 crack spread (or four barrels of Brent crude converted into one barrel of gasoline, two barrels of distillate (gasoil and jet fuel), and one barrel of fuel oil) best reflects a market indicator for our operations. However, a portion of our sales reference the West Coast market. Calculated using a ratio of 80% Singapore and 20% San Francisco indexes.

(2)	Weighted average differentials, excluding shipping costs, of a blend of crudes with an API of 31.98 and sulphur wt% of 0.65% that is indicative of our typical crude oil mix quality.

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

The following table presents a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015	2014
Gross Margin
Refining and distribution	$58,672	$10,450
Retail	16,640	7,981
Commodity marketing and logistics	1,707	2,566
Natural gas and oil	1,709	1,839
Total gross margin	78,728	22,836
Operating expense, excluding depreciation, depletion, and amortization expense	32,471	34,074
Lease operating expense	1,508	1,700
Depreciation, depletion, and amortization	5,005	3,290
General and administrative expense	11,814	5,733
Acquisition and integration costs	470	2,419
Total operating expenses	51,268	47,216
Operating income (loss)	$27,460	$(24,380)

	Six Months Ended June 30,
	2015	2014
Gross Margin
Refining and distribution	$110,974	$29,577
Retail	29,929	15,844
Commodity marketing and logistics	1,745	4,196
Natural gas and oil	2,185	3,416
Total gross margin	144,833	53,033
Operating expense, excluding depreciation, depletion, and amortization expense	64,751	67,168
Lease operating expense	3,039	2,759
Depreciation, depletion, and amortization	8,256	6,351
General and administrative expense	21,939	10,667
Acquisition and integration costs	1,531	5,270
Total operating expenses	99,516	92,215
Operating income (loss)	$45,317	$(39,182)
Adjusted Net Income (Loss) and Adjusted EBITDA
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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015	2014
Adjusted EBITDA	$30,841	$(18,575)
Income tax benefit (expense)	22	(2)
Equity earnings (losses) from Piceance Energy, LLC	(2,950)	760
Interest expense and financing costs, net	(5,825)	(3,397)
Depreciation, depletion and amortization	(5,005)	(3,290)
Adjusted Net Income (Loss)	17,083	(24,504)
Change in value of contingent consideration	(9,495)	2,297
Change in value of common stock warrants	3,313	140
Loss on termination of financing agreements	(19,229)	—
Release of valuation allowance due to Mid Pac Acquisition	18,585	—
Acquisition and integration expense	(470)	(2,419)
Lower of cost or market adjustment	(44)	—
Unrealized (loss) gain on derivatives	1,980	(191)
Net income (loss)	$11,723	$(24,677)

	Six Months Ended June 30,
	2015	2014
Adjusted EBITDA	$53,241	$(27,510)
Income tax expense	(43)	(37)
Equity earnings (losses) from Piceance Energy, LLC	(4,776)	539
Interest expense and financing costs, net	(11,382)	(6,904)
Depreciation, depletion and amortization	(8,256)	(6,351)
Adjusted Net Income (Loss)	28,784	(40,263)
Change in value of contingent consideration	(14,424)	4,762
Change in value of common stock warrants	(1,709)	1,717
Loss on termination of financing agreements	(19,229)	—
Release of valuation allowance due to Mid Pac Acquisition	18,585	—
Acquisition and integration expense	(1,531)	(5,270)
Lower of cost or market adjustment	2,135	—
Unrealized (loss) gain on derivatives	(426)	(191)
Net income (loss)	$12,185	$(39,245)

Discussion of Results of Operations
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Refining and Distribution Gross Margin. For the three months ended June 30, 2015, our refining and distribution gross margin was approximately $58.7 million, an increase of $48.2 million compared to $10.5 million for the three months ended June 30, 2014. The increase is primarily due to improved crack spreads and lower production costs resulting from lower crude oil prices. In addition, the second quarter of 2015 had higher sales volume and a higher percentage of sales of higher margin products, particularly jet fuel and gasoline, compared to the second quarter of 2014.
Retail Gross Margin. For the three months ended June 30, 2015, our retail gross margin was approximately $16.6 million, an increase of $8.6 million compared to $8.0 million for the three months ended June 30, 2014. The increase is primarily due to the acquisition of Mid Pac on April 1, 2015.
Commodity, Marketing and Logistics Gross Margin. For the three months ended June 30, 2015, our commodity, marketing, and logistics gross margin was $1.7 million, a decrease of $0.9 million when compared to $2.6 million for the three months ended June 30, 2014. The decrease is primarily due to lower commodity prices as a result of market factors.
Natural Gas and Oil Gross Margin. For the three months ended June 30, 2015, our natural gas and oil gross margin was approximately $1.7 million, which was relatively flat when compared to $1.8 million for the three months ended June 30, 2014.
Operating Expense. For the three months ended June 30, 2015, operating expense was approximately $34.0 million, a decrease of $1.8 million when compared to $35.8 million for the three months ended June 30, 2014. The decrease is primarily due to lower energy costs resulting from lower crude oil prices.
Depreciation, Depletion, and Amortization. For the three months ended June 30, 2015, DD&A expense was approximately $5.0 million, an increase of $1.7 million compared to $3.3 million for the three months ended June 30, 2014. The increase is primarily due to depreciation, depletion, and amortization of assets acquired as part of the Mid Pac acquisition on April 1, 2015.
General and Administrative Expense. For the three months ended June 30, 2015, general and administrative expense was approximately $11.8 million, an increase of $6.1 million when compared to $5.7 million for the three months ended June 30, 2014. The increase is primarily due to an increase in payroll and consulting costs. The increase in payroll costs is due to building our back office support as we exited the Transition Services Agreement with Tesoro. Previously the costs incurred under the Transition Services Agreement were included in Acquisition and Integration costs. In 2014, our consulting costs primarily related to acquisition and integration activities; however, in 2015, our consulting costs are included in general and administrative expense as they primarily relate to system modifications and process improvements related to the Supply and Offtake Agreements.
Acquisition and Integration Costs. For the three months ended June 30, 2015, acquisition and integration costs were approximately $0.5 million, a decrease of $1.9 million when compared to $2.4 million for the three months ended June 30, 2014. The decrease is primarily due to no costs related to the integration of HIE in the three months ended June 30, 2015 partially offset by costs incurred for the acquisition of Mid Pac.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2015, our interest expense and financing costs were approximately $5.8 million, an increase of $2.4 million when compared to $3.4 million for the three months ended June 30, 2014. The increase was due to a higher outstanding debt balance during the period.
Loss on Termination of Financing Agreements. For the three months ended June 30, 2015, our loss on the termination of financing agreements was approximately $19.2 million, which include a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreement and a loss of $1.8 million on the termination of the HIE ABL.The loss of $17.4 million on the termination of the Supply and Exchange Agreement consists of a loss of $13.3 million for the cash settlement value of the liability and a loss of $5.6 million for the acceleration of deferred financing costs, partially offset by a $1.5 million exit free received from Barclays. The loss on the termination of the HIE ABL consists of the accelerated amortization of deferred financing costs.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2015, the change in value of common stock warrants resulted in a gain of approximately $3.3 million, a change of $3.2 million when compared to a gain of $0.1 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, our stock price decreased from $23.21 per share as of March 31, 2015 to $18.72 per share as of June 30, 2015 which resulted in an decrease in the fair value of the common stock warrants. During the three months ended June 30, 2014, our stock price was relatively flat.

Change in Value of Contingent Consideration. For the three months ended June 30, 2015, the change in value of our contingent consideration liability resulted in a loss of approximately $9.5 million, a change of $11.8 million when compared to a gain of $2.3 million for the three months ended June 30, 2014. The contingent consideration relates to the acquisition of HIE which occurred on September 25, 2013, and the change in value during the three months ended June 30, 2015 is due to an increase in our expected cash flows related to HIE during the contingency period and actual results.
Equity Losses From Piceance Energy, LLC. For the three months ended June 30, 2015, losses from Piceance Energy were approximately $3.0 million, a change of $3.7 million compared to earnings of $760 thousand for the three months ended June 30, 2014. The loss is primarily due to lower sales prices for natural gas and condensate.
Income Taxes. For the three months ended June 30, 2015, we we recorded a benefit for the release of $18.6 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income of Mid Pac. Excluding the impact of releasing the valuation allowance related to the Mid Pac deferred tax liability, state tax benefit was approximately $22 thousand, a slight increase when compared to $2 thousand of state tax expense for the three months ended June 30, 2014. The federal tax benefit or expense related to normal operations is generally offset by changes in the valuation allowance related to our NOL carryforwards.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended June 30, 2015 Adjusted EBITDA was $30.8 million compared to a $18.6 million loss for the three months ended June 30, 2014. For the three months ended June 30, 2015, Adjusted Net Income (Loss) was $17.1 million when compared to a $24.5 million loss for the three months ended June 30, 2014. The change is primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Refining and Distribution Gross Margin. For the six months ended June 30, 2015, our refining and distribution gross margin was approximately $111.0 million, an increase of $81.4 million compared to $29.6 million for the six months ended June 30, 2014. The increase is primarily due to an increase in sales volumes of approximately 15 percent due to successful marketing efforts throughout 2014, the impact of our supply agreement with Mid Pac effective January 1, 2015, which was terminated in connection with the closing of the acquisition on April 1, 2015, and lower production costs due to lower crude oil prices. In addition, the first half of 2015 had a higher percentage of sales of higher margin products, particularly jet fuel and gasoline, compared to the first half of 2014.
Retail Gross Margin. For the six months ended June 30, 2015, our retail gross margin was approximately $29.9 million, an increase of $14.1 million compared to $15.8 million for the six months ended June 30, 2014. The increase is primarily due to the acquisition of Mid Pac on April 1, 2015 and higher sales volumes.
Commodity, Marketing and Logistics Gross Margin. For the six months ended June 30, 2015, our commodity, marketing, and logistics gross margin was $1.7 million, a decrease of $2.5 million when compared to $4.2 million for the six months ended June 30, 2014. The decrease is primarily due to lower rail car revenues and transportation margin due to market conditions and lower pipeline revenues due to the expiration of certain contracts.
Natural Gas and Oil Gross Margin. For the six months ended June 30, 2015, our natural gas and oil gross margin was approximately $2.2 million, a decrease of $1.2 million when compared to $3.4 million for the six months ended June 30, 2014. The decrease is primarily related to lower commodity prices as a result of market factors.
Operating Expense. For the six months ended June 30, 2015, operating expense was approximately $67.8 million, a decrease of $2.1 million compared to $69.9 million for the six months ended June 30, 2014.The decrease is primarily due to lower energy costs resulting from lower crude oil prices.
Depreciation, Depletion, and Amortization. For the six months ended June 30, 2015, DD&A expense was approximately $8.3 million, an increase of $1.9 million compared to $6.4 million for the six months ended June 30, 2014. The increase is primarily due to depreciation, depletion, and amortization of assets acquired as part of the Mid Pac acquisition on April 1, 2015.
General and Administrative Expense. For the six months ended June 30, 2015, general and administrative expense was approximately $21.9 million, an increase of $11.2 million when compared to $10.7 million for the six months ended June 30, 2014. The increase is primarily due to an increase in payroll and consulting costs. The increase in payroll costs is due to building our back office support as we exited the Transition Services Agreement with Tesoro. Previously the costs incurred under the Transition Services Agreement were included in Acquisition and Integration costs. In 2014, our consulting costs primarily related to acquisition and integration activities; however, in 2015, our consulting costs are included in general and administrative expense as they primarily relate to system modifications and process improvements related to the Supply and Offtake Agreements.

Acquisition and Integration Costs. For the six months ended June 30, 2015, acquisition and integration costs were approximately $1.5 million, a decrease of $3.8 million when compared to $5.3 million for the six months ended June 30, 2014. The decrease is primarily due to no costs related to the integration of HIE in the six months ended June 30, 2015 partially offset by costs incurred for the Mid Pac acquisition.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2015, our interest expense and financing costs were approximately $11.4 million, an increase of $4.5 million when compared to $6.9 million for the six months ended June 30, 2014. The increase was due to a higher outstanding debt balance during the period.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2015, the change in value of common stock warrants resulted in a loss of approximately $1.7 million, a change of $3.4 million when compared to a gain of $1.7 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, our stock price increased from $16.25 per share as of December 31, 2014 to $18.72 per share as of June 30, 2015 which resulted in an increase in the fair value of the common stock warrants. During the six months ended June 30, 2014, our stock price decreased from $22.30 per share on December 31, 2013 to $20.25 per share on June 30, 2014 which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the six months ended June 30, 2015, the change in value of our contingent consideration liability resulted in a loss of approximately $14.4 million, a change of $19.2 million when compared to a gain of $4.8 million for the six months ended June 30, 2014. The contingent consideration relates to the acquisition of HIE which occurred on September 25, 2013, and the change in value during the six months ended June 30, 2015 is due to an increase in our expected cash flows related to HIE during the contingency period based on our actual results.
Loss on Termination of Financing Agreements. For the six months ended June 30, 2015, our loss on the termination of financing agreements was approximately $19.2 million, which include a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreement and a loss of $1.8 million on the termination of the HIE ABL.The loss of $17.4 million on the termination of the Supply and Exchange Agreement consists of a loss of $13.3 million for the cash settlement value of the liability and a loss of $5.6 million for the acceleration of deferred financing costs, partially offset by a $1.5 million exit free received from Barclays. The loss on the termination of the HIE ABL consists of the accelerated amortization of deferred financing costs.
Equity Losses From Piceance Energy, LLC. For the six months ended June 30, 2015, losses from Piceance Energy were approximately $4.8 million, a change of $5.3 million compared to earnings of $0.5 million for the six months ended June 30, 2014. The loss is primarily due to lower sales prices for natural gas and condensate.
Income Taxes. For the six months ended June 30, 2015, we recorded a benefit for the release of $18.6 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income of Mid Pac. Excluding the impact of releasing the valuation allowance related to the Mid Pac deferred tax liability, state tax expense was approximately $43 thousand, a slight increase when compared to $37 thousand of state tax expense for the six months ended June 30, 2014.
Adjusted EBITDA and Adjusted Net Income (Loss). For the six months ended June 30, 2015 Adjusted EBITDA was $53.2 million compared to a $27.5 million loss for the three months ended June 30, 2014. For the six months ended June 30, 2015, Adjusted Net Income (Loss) was $28.8 million compared to a $40.3 million loss for the six months ended June 30, 2014 . The change is primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices.
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

    The following table summarizes our liquidity position as of August 3, 2015 and June 30, 2015 (in thousands):

August 3, 2015	HIE	HIE Retail	Mid Pac	Texadian	Corporate and Other	Total
Cash and cash equivalents	$80,329	$7,106	$9,486	$16,679	$7,866	$121,466
Revolver availability	—	—	—	19,966	—	19,966
Mid Pac Revolver availability	—	—	5,000	—	—	5,000
Deferred Payment Arrangement availability	26,924	—	—	—	—	26,924
Total available liquidity	$107,253	$7,106	$14,486	$36,645	$7,866	$173,356

June 30, 2015	HIE	HIE Retail	Mid Pac	Texadian	Corporate and Other	Total
Cash and cash equivalents	$39,201	$4,715	$7,331	$16,103	$10,853	$78,203
Revolver availability	—	—	—	16,587	—	16,587
Mid Pac Revolver availability	—	—	5,000	—	—	5,000
Deferred Payment Arrangement availability	42,236	—	—	—	—	42,236
Total available liquidity	$81,437	$4,715	$12,331	$32,690	$10,853	$142,026

The change in our liquidity position from June 30, 2015 to August 3, 2015 was primarily attributable to the refund of certain prepayments made in connection with the transition to the J. Aron Supply and Offtake Agreements, an increase in the borrowing base of the Texadian Uncommitted Credit Agreement and results of operations.
As of June 30, 2015, we had access to the J. Aron Deferred Payment Arrangement, the Mid Pac Revolving Credit Facility, the Texadian Uncommitted Credit Agreement and cash on hand of $78.2 million. In addition, we have the Supply and Offtake Agreements with J. Aron to finance the majority of the inventory of our refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and distribution segment, our retail segment, our commodity marketing and logistics segment, payments related to the acquisition of Mid Pac, cash capital contributions to Piceance Energy and payments of operating expenses related to our natural gas and oil assets.
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
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$98,611	$(73,180)
Net cash used in investing activities	$(100,671)	$(16,491)
Net cash provided by (used in) financing activities	$(8,947)	$69,461
Net cash provided by operating activities was approximately $98.6 million for the six months ended June 30, 2015, which resulted from net income of approximately $12.2 million, non-cash charges to operations of approximately $42.7 million and net cash provided by changes in operating assets and liabilities of approximately $43.7 million. Net cash used in operating activities was approximately $73.2 million for the six months ended June 30, 2014, which resulted from a net loss of approximately $39.2 million offset by non-cash charges to operations of approximately $5.9 million and net cash used for changes in operating assets and liabilities of approximately $39.9 million.

For the six months ended June 30, 2015, net cash used in investing activities was approximately $100.7 million and primarily related to $63.3 million for the acquisition of Mid Pac, an investment in Piceance Energy of $27.5 million and additions to property and equipment totaling approximately $9.9 million. Net cash used in investing activities was approximately $16.5 million for the six months ended June 30, 2014 and was primarily related to the Mid Pac acquisition deposit of $10 million and additions to property and equipment of approximately $5.9 million.
Net cash used in financing activities for the six months ended June 30, 2015 was approximately $8.9 million and consisted primarily of net repayments of borrowings and payments of loan costs of approximately $23.3 million. These repayments were partially offset by net cash proceeds of $14.1 million due to the change in the inventory financing agreements from the Barclays Supply and Exchange Agreement to the J. Aron Supply and Offtake Agreements. Net cash provided by financing activities for the six months ended June 30, 2014 was approximately $69.5 million and consisted of $47.2 million in proceeds from the Supply and Exchange Agreements to fund a deposit with a crude oil supplier, $13.2 million borrowed under the Term Loan used to fund the Mid Pac acquisition deposit, and incremental borrowings under the ABL Facility and the Retail Revolver.
Capital Expenditures
Our capital expenditures excluding acquisitions for the six months ended June 30, 2015 totaled approximately $9.9 million and were primarily related to our refinery and information technology systems. Our total capital expenditure budget for 2015 ranges from $45 to $50 million and primarily relates to projects to improve our refinery reliability and efficiency, upgrades to our information technology systems, and approximately $28 million for investments in Piceance Energy. The investments in Piceance Energy were made during the first half of 2015.
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
Commitments and Contingencies
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our refinery, (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years and two one-year extension options at the mutual agreement of the parties. Please read Note 7—Inventory Financing Agreements for more information.

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
We estimate the cost of compliance with the final Consent Decree could be $20 million to $25 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing HIE for all reasonable third-party capital expenditures incurred for the construction, installation, and commissioning of such capital projects and for the payment of any fines or penalties imposed on HIE arising from the Consent Decree to the extent related to acts or omission of Tesoro or HIE prior to the Closing Date. Tesoro’s obligation to reimburse HIE for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date. Please read Note 10—Commitments and Contingencies for more information.
Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations, and any fines or penalties related thereto; Tesoro's ability to finalize the Consent Decree; our expectations regarding anticipated capital improvements; anticipated results of the Mid Pac earn out and indemnity dispute; estimated costs of compliance with the final Tesoro Consent Decree; the estimated value of legal claims remaining to be settled against third parties; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cost flows. These and other forward looking-statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes in commodity prices, purchased fuel prices, and interest rates are our primary sources of market risk. We may use derivative instruments to manage these risks or to capture market opportunities.

Commodity Price Risk

Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices and our cost of revenues fluctuates significantly with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date throughput of 80.8 thousand barrels per day, would change annualized operating income by approximately $29.4 million. This analysis may differ from actual results.

In order to manage commodity price risks, we utilize exchange-traded futures and options contracts, and OTC swaps to manage commodity price risks associated with:

•	the difference between the prices for which we sell our refined products and the prices we pay for crude oil and other feed stocks;

•	our refined products inventory outside of the Supply and Offtake Agreements;

•	our fuel requirements for our refinery;

•	our exposure to crude oil price volatility in our commodity marketing and logistics segment.

Our Supply and Offtake Agreements with J.Aron require us to hedge our exposure based on the time spread between the period between crude oil cargo pricing and the expected delivery month. We manage this exposure by entering into swaps with J.Aron. Please read Note 7—Inventory Financing Agreements for more information.

All of our financial derivative instruments are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open commodity derivative contracts expire at various dates through March 31, 2016. At June 30, 2015, we had open commodity derivative contracts representing:

•	Futures purchases of 150 thousand barrels that economically hedge our forecasted sales of refined products;

•	Swap sales of 445 thousand barrels that economically hedge our refined products inventory; and

•	Futures sales of 118 thousand barrels that economically hedge our physical inventory for our marketing and logistics business.

Based on our net open positions at June 30, 2015, a $1 change in the price of crude oil, assuming all other factors remain constant, would change the fair value of our derivative instruments and cost of revenues by approximately $500 thousand.

Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues on our consolidated statement of operations. Assuming normal operating conditions, we consume approximately 75 thousand barrels a month of crude oil during the refining process. We have economically hedged 52 thousand barrels per month of internally consumed fuel cost using costless collars with weighted average strike prices ranging from a floor of $58.93 per barrel to a ceiling of $68.24 per barrel through March 2016.

Compliance Program Price Risk

We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the NPNS exception and do not record these contracts at their fair values.

Interest Rate Risk

As of June 30, 2015, $78 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements, for which we pay a charge based on a 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues and interest expense of approximately $3.0 million per year and $1.1 million, respectively.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, we established internal controls to monitor our economic hedging strategies resulting from our Supply and Offtake Agreements. There were no other changes during the quarter ended June 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 10—Commitments and Contingencies to our unaudited condensed consolidated financial statements for more information.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of equity securities during the three and six months ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended.
Dividends
We have not paid dividends on our common stock, and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2015:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2015	963	$24.28	—	—
May 1 - May 31, 2015	—		—	—
June 1 - June 30, 2015	17,735	22.89	—	—
Total	18,698	$22.96	—	—
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

4.1	Form of the Company's Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

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

4.6	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.7	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.8	Form of Par Petroleum Corporation Shareholder Subscription Rights Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 22, 2014.

10.1
Fourth Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of April 1, 2015, by and among the Company, the Guarantors party thereto, the Term Lenders party thereto and Jefferies Finance LLC, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 2, 2015.

10.2
Credit Agreement dated as of April 1, 2015, by and among Koko’oha Investments, Inc., Mid Pac Petroleum, LLC, Bank of Hawaii and the other lenders party thereto, and Bank of Hawaii, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2015.

10.3
Pledge Agreement dated as of April 1, 2015, by Hawaii Pacific Energy, LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2, 2015.

10.4	Limited Recourse Guaranty dated as of April 1, 2015, by Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 2, 2015.

10.5
Termination of Stockholders Agreement dated April 10, 2015 by and among Par Petroleum Corporation, Zell Credit Opportunities Fund, L.P., ZCOF Par Petroleum Holdings, LLC, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2015.

10.6	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2015.

10.7
Letter Agreement dated as of December 30, 2014, among HIE Retail, LLC, Bank of Hawaii, American Savings Bank, F.S.B. and Central Pacific Bank. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015.

10.8
Second Amendment to Credit Agreement dated as of May 15, 2015, among HIE Retail, LLC, Hawaii Pacific Energy, LLC, Bank of Hawaii, American Savings Bank, F.S.B. and Central Pacific Bank, and Bank of Hawaii, as administrative and collateral agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 15, 2015.

10.9
Supply and Offtake Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.10
Storage Facilities Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.11
Marketing and Sales Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.12
Pledge and Security Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.13
Equity Pledge Agreement dated as of June 1, 2015, between Hawaii Pacific Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.14
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 1, 2015, by Hawaii Independent Energy, LLC for the benefit of J. Aron & Company. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.15
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.16
Fifth Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of June 1, 2015, by and among of Par Petroleum Corporation, the Guarantors party thereto, the Term Lenders party thereto and Jefferies Finance LLC, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 2, 2015.

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

Date: August 7, 2015