Form 10-Q
period 2015-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2015-11-05
CIK 821483

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
For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-36550
________________________________________________________________________________________________________________________
PAR PACIFIC HOLDINGS, INC.
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

PAR PETROLEUM CORPORATION
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

37,530,900 shares of common stock, $0.01 par value, were outstanding as of October 29, 2015.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$101,841	$89,210
Restricted cash	748	749
Trade accounts receivable	79,427	112,968
Inventories	231,969	243,853
Prepaid and other current assets	17,568	14,009
Total current assets	431,553	460,789
Property and equipment
Property, plant and equipment	216,193	123,323
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	217,315	124,445
Less accumulated depreciation, depletion and amortization	(21,031)	(11,510)
Property and equipment, net	196,284	112,935
Long-term assets
Investment in Laramie Energy Company	126,055	104,657
Intangible assets, net	35,589	7,506
Goodwill	41,977	20,786
Other long-term assets	17,841	34,334
Total assets	$849,299	$741,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$43,373	$29,100
Obligations under inventory financing agreements	215,088	197,394
Accounts payable	22,252	33,064
Current portion of contingent consideration	18,826	—
Other accrued liabilities	58,502	51,248
Total current liabilities	358,041	310,806
Long-term liabilities
Long-term debt, net of current maturities and unamortized discount	126,252	107,510
Common stock warrants	7,164	12,123
Contingent consideration	8,984	9,131
Long-term capital lease obligations	1,234	1,295
Other liabilities	17,107	7,983
Total liabilities	518,782	448,848
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2015 and December 31, 2014, 37,524,587 shares and 37,068,886 shares issued at September 30, 2015 and December 31, 2014, respectively	375	371
Additional paid-in capital	438,716	427,287
Accumulated deficit	(108,128)	(135,053)
Accumulated other comprehensive loss	(446)	(446)
Total stockholders’ equity	330,517	292,159
Total liabilities and stockholders’ equity	$849,299	$741,007

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Refining and distribution revenues	$403,165	$736,284	$1,352,724	$2,118,023
Retail revenues	81,434	62,929	209,091	174,179
Commodity marketing and logistics revenues	10,904	53,406	58,873	102,384
Natural gas and oil revenues	—	1,667	2,185	5,083
Total operating revenues	495,503	854,286	1,622,873	2,399,669
Operating expenses
Cost of revenues	405,153	830,438	1,387,690	2,322,788
Operating expense, excluding depreciation, depletion and amortization expense	38,047	42,729	102,798	109,897
Lease operating expense	1,575	1,204	4,614	3,963
Depreciation, depletion and amortization	4,596	3,918	12,852	10,269
Impairment expense	9,639	—	9,639	—
Loss on sale of assets, net	—	624	—	624
General and administrative expense	9,939	8,115	31,878	18,782
Acquisition and integration expense	280	3,856	1,811	9,126
Total operating expenses	469,229	890,884	1,551,282	2,475,449
Operating income (loss)	26,274	(36,598)	71,591	(75,780)
Other income (expense)
Interest expense and financing costs, net	(4,387)	(7,076)	(15,769)	(13,980)
Loss on termination of financing agreements	—	—	(19,229)	—
Other income (expense), net	(45)	(164)	(199)	(304)
Change in value of common stock warrants	(1,023)	2,401	(2,732)	4,118
Change in value of contingent consideration	(4,255)	996	(18,679)	5,758
Equity earnings (losses) from Laramie Energy Company	(1,355)	835	(6,131)	1,374
Total other income (expense), net	(11,065)	(3,008)	(62,739)	(3,034)
Income (loss) before income taxes	15,209	(39,606)	8,852	(78,814)
Income tax benefit (expense)	(469)	150	18,073	113
Net income (loss)	$14,740	$(39,456)	$26,925	$(78,701)
Earnings (loss) per share
Basic	$0.39	$(1.19)	$0.72	$(2.51)
Diluted	$0.39	$(1.19)	$0.72	$(2.51)
Weighted average number of shares outstanding
Basic	37,390	33,137	37,304	31,311
Diluted	37,400	33,137	37,331	31,311

See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$26,925	$(78,701)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	12,852	10,269
Impairment expense	9,639	—
Loss on termination of financing agreements	19,229	—
Non-cash interest expense	10,885	10,632
Change in value of common stock warrants	2,732	(4,118)
Change in value of contingent consideration	18,679	(5,758)
Deferred taxes	(18,073)	(191)
Loss on sale of assets, net	—	624
Stock-based compensation	4,040	4,158
Unrealized loss (gain) on derivative contracts	4,786	(317)
Equity (earnings) losses from Laramie Energy Company	6,131	(1,374)
Net changes in operating assets and liabilities:
Trade accounts receivable	42,432	(20,696)
Prepaid and other assets	(851)	527
Inventories	19,382	(12,559)
Obligations under inventory financing agreements	19,719	2,860
Accounts payable and other accrued liabilities	(34,161)	17,965
Net cash provided by (used in) operating activities	144,346	(76,679)
Cash flows from investing activities
Acquisition of Koko'oha Investments, LLC, net of cash acquired	(64,360)	(10,000)
Capital expenditures	(15,857)	(6,726)
Proceeds from sale of assets	—	595
Payment for working capital settlement on HIE acquisition	—	(582)
Investment in Laramie Energy Company	(27,529)	(12)
Net cash used in investing activities	(107,746)	(16,725)
Cash flows from financing activities
Proceeds from sale of common stock	539	101,561
Proceeds from borrowings	90,900	289,391
Repayments of borrowings	(114,164)	(232,255)
Net repayments on deferred payment arrangement	(8,492)	—
Payment of deferred loan costs	(5,941)	(5,683)
Purchase of common stock for retirement	—	(287)
Proceeds from inventory financing agreements	271,000	—
Payments for termination of supply and exchange agreements	(257,811)	—
Restricted cash released	—	52
Net cash provided by (used in) financing activities	(23,969)	152,779
Net increase in cash and cash equivalents	12,631	59,375
Cash and cash equivalents at beginning of period	89,210	38,061
Cash and cash equivalents at end of period	$101,841	$97,436
Supplemental cash flow information
Cash received (paid) for:
Interest	$(4,224)	$(3,348)
Taxes	357	233
Non-cash investing and financing activities
Accrued capital expenditures	$2,852	$3,230
Value of warrants reclassified to equity	$7,730	$—
 See accompanying notes to the unaudited condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Note 1—Overview
Par Pacific Holdings, Inc. (formerly known as Par Petroleum Corporation) and its wholly owned subsidiaries ("Par" or the "Company") own interests in energy and infrastructure businesses. Currently, we operate in four segments: (i) refining and distribution, (ii) retail, (iii) natural gas and oil production, and (iv) commodity marketing and logistics.
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
Our natural gas and oil production segment consists primarily of our 32.4% equity investment in Piceance Energy, LLC ("Piceance Energy"), a joint venture entity focused on producing natural gas in Garfield and Mesa Counties, Colorado. In October 2015, Piceance Energy began doing business as Laramie Energy Company ("Laramie").
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
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Par. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current presentation.
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
Accounting Principles Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction-specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Deferral of the Effective Date ("ASU No. 2015-14"), which defers the effective date of ASU 2015-09 by one year. ASU No. 2014-09 is now effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective adoption or modified retrospective adoption. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the consolidation analysis required under GAAP by eliminating the presumption that a general partner should consolidate a limited partnership and modifying the evaluation of whether limited partnerships are Variable Interest Entities or voting interest entities. Under the amended guidance, limited partners would be required to consolidate a partnership if the limited partner retains certain powers and obligations. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods beginning after December 15, 2017. ASU 2015-02 allows for either full retrospective adoption or modified retrospective adoption. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 changes the balance sheet classification of debt issuance costs. Under current GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 requires that debt issuance costs be presented as a direct reduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU No. 2015-15, Interest- Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 clarifies that the guidance in ASU 2015-03 does not apply to debt issuance costs related to line-of-credit arrangements. Line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. ASU 2015-03 should be adopted on a retrospective basis and early adoption is permitted. As of September 30, 2015 and December 31, 2014, we had $8.3 million and $13.2 million of debt issuance costs included in Other long-term assets on our unaudited condensed consolidated balance sheets, respectively.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 should be adopted prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Our commodity inventories are currently stated at the lower of cost or market value using the FIFO accounting method. We value merchandise, spare parts, materials, and supplies at average cost. We are currently evaluating the provisions and assessing the impact, if any, this amendment may have on our financial condition and results of operations.
Accounting Principle Adopted    In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under ASU 2015-16, the effect on earnings resulting from changes to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. ASU 2015-16 should be adopted prospectively to adjustments to provisional amounts occurring after the effective date of the update and earlier application is permitted for financial statements that have not been issued. We adopted this ASU during the quarter ended September 30, 2015 and applied its amendments to the measurement period adjustments made during the three months ended September 30, 2015. Please read Note 4—Acquisition for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Note 3—Investment in Laramie Energy Company
We have a 32.4% ownership interest in Laramie, a joint venture entity focused on producing natural gas in Garfield and Mesa Counties, Colorado. Laramie has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $110 million. As of September 30, 2015, the balance outstanding on the revolving credit facility was approximately $47.5 million. We are guarantors of Laramie's credit facility, with recourse limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie is generally prohibited from making future cash distributions to its owners, including us.
On March 9, 2015, we amended the Limited Liability Company Agreement of Piceance Energy LLC ("LLC Agreement") and made a cash capital contribution of $13.8 million to Laramie. On May 29, 2015, we made an additional cash capital contribution of $13.8 million. As a result of our contributions to Laramie, our ownership interest increased from 33.34% to 34.0%.
On July 31, 2015, an unaffiliated third-party invested an aggregate of $19 million in Laramie in the form of cash and property.  As a result of this transaction, our ownership interest decreased from 34.0% to 32.4%.

The change in our equity investment in Laramie is as follows (in thousands):

Nine Months Ended September 30, 2015
Beginning balance	$104,657
Equity loss from Laramie	(6,743)
Accretion of basis difference	612
Capital contributions	27,529
Ending balance	$126,055

Summarized financial information for Laramie is as follows (in thousands):

	September 30, 2015	December 31, 2014
Current assets	$10,976	$13,168
Non-current assets	498,527	468,379
Current liabilities	23,280	17,103
Non-current liabilities	78,334	107,087

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Natural gas and oil revenues	$11,464	$21,347	$32,687	$62,315
Income (loss) from operations	(6,201)	870	(21,487)	6,468
Net income (loss)	(4,717)	2,111	(20,126)	2,835
 The net loss for the three and nine months ended September 30, 2015 includes $7.5 million and $23.3 million of depreciation, depletion, and amortization ("DD&A") expense and $0.7 million and $5.1 million of unrealized losses on derivative instruments, respectively. The net income for the three and nine months ended September 30, 2014 includes $9.6 million and $24.9 million of DD&A and $2.6 million and $2.4 million of unrealized gains on derivative instruments, respectively.
As of September 30, 2015 and December 31, 2014, our equity in the underlying net assets of Laramie exceeded the carrying value of our investment by approximately $14.1 million and $14.7 million, respectively. This difference arose due to lack of control and marketability discounts. We attributed this difference to natural gas and oil properties and are amortizing the difference over 15 years based on the estimated proved reserves at the date Laramie was formed.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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
On April 1, 2015, we completed the acquisition of Mid Pac. Net cash consideration was $74.4 million, including the working capital settlement of $1 million paid in September 2015. The cash consideration includes advance deposits of $15.0 million, of which $10.0 million was paid in 2014, paid prior to closing. In connection with the acquisition, Mid Pac's pre-existing debt was fully repaid on the closing date for $45.3 million. The acquisition and debt repayment were funded with cash on hand and $55 million of borrowings under the Credit Agreement with the Bank of Hawaii ("Mid Pac Credit Agreement"). Please read Note 8—Debt for further discussion.
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
A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$10,007
Accounts receivable	9,905
Inventories	5,375
Prepaid and other current assets	1,444
Property, plant and equipment	41,878
Land	34,800
Goodwill	28,181
Intangible assets	33,647
Other non-current assets	1,228
Accounts payable and other current liabilities	(11,331)
Deferred tax liability	(18,290)
Other non-current liabilities	(7,235)
Total	$129,609
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during 2016. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and contingent liabilities.

During the three months ended September 30, 2015, the purchase price allocation was adjusted to record a decrease to goodwill of $1.1 million, an increase to property and equipment of $2.1 million, a decrease to accounts payable of $0.2 million, and a decrease to deferred tax liability of $0.4 million. These adjustments are primarily related to the working capital settlement and the valuation of certain storage tanks. The effect on earnings resulting from these changes to the purchase price allocation did not have a material impact on our results of operations for the three or nine months ended September 30, 2015.

The results of operations of Mid Pac were included in our results beginning April 1, 2015. For the three and nine month periods ended September 30, 2015, our results of operations included revenues of $49.9 million and $103.5 million and net income of $6.6 million and $9.4 million, respectively, related to Mid Pac. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Mid Pac acquisition had been completed on January 1, 2014 (in thousands):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues (1)	$922,087	$1,649,915	$2,594,997
Net income (loss) (1)	(39,139)	10,069	(60,400)
_______________________________________________________
(1) The results of operations of Mid Pac for the three months ended September 30, 2015 are included in our condensed consolidated statement of operations for the entire period; therefore, the pro forma financial information for the three months ended September 30, 2015 is not presented in the table above.

Note 5—Inventories

Inventories at September 30, 2015 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$8,237	$70,683	$78,920
Refined products and blend stock	29,019	106,650	135,669
Warehouse stock and other	17,380	—	17,380
Total	$54,636	$177,333	$231,969

Inventories at December 31, 2014 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements (1)	Total
Crude oil and feedstocks	$17,924	$62,594	$80,518
Refined products and blend stock	29,998	118,375	148,373
Warehouse stock and other	14,962	—	14,962
Total	$62,884	$180,969	$243,853
________________________________________________________
(1) Please read Note 7—Inventory Financing Agreements for further information.

The reserve for the lower of cost or market value of inventory was $2.9 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively.
Note 6—Goodwill and Intangible Assets
During the nine months ended September 30, 2015, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at beginning of period	$20,786
Acquisition of Koko'oha (1)	28,181
Impairment expense	(6,990)
Balance at end of period	$41,977
________________________________________________________
(1) Please read Note 4—Acquisition for further discussion.
At September 30, 2015, we conducted an interim goodwill impairment test of our Commodity Marketing and Logistics reporting unit due to (i) a reduction in the forecasted results of operations during our annual budgeting process; (ii) the decision to cancel the charter on the barges used to move crude oil from Canada to the U. S. gulf coast due to lower forecasted commodity prices and (iii) negative cash flows from the business during 2015. Upon completion of the goodwill impairment test, we determined the goodwill associated with the Commodity Marketing and Logistics reporting unit was fully impaired resulting in a charge of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

$7.0 million in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015. In assessing the value of the reporting unit, we primarily used an income approach with a weighted-average discount rate of 15%.

Intangible assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Intangible assets:
Supplier relationships	$—	$3,360
Railcar leases	3,249	3,249
Trade names and trademarks	6,267	4,689
Customer relationships	32,069	—
Total intangible assets	$41,585	$11,298
Accumulated amortization:
Supplier relationships	$—	$(516)
Railcar leases	(1,787)	(1,301)
Trade name and trademarks	(3,146)	(1,975)
Customer relationships	(1,063)	—
Total accumulated amortization	$(5,996)	$(3,792)
Net:
Supplier relationships	$—	$2,844
Railcar leases	1,462	1,948
Trade name and trademarks	3,121	2,714
Customer relationships	31,006	—
Total intangible assets, net	$35,589	$7,506

At September 30, 2015, we conducted an impairment test related to the intangible assets in our Commodity Marketing and Logistics reporting unit.  As of result of canceling the charter on the barges used to transport crude from Canada to the U. S. gulf coast in the commodity marketing and logistics business, we concluded that the supplier relationships intangible asset was fully impaired and recorded an impairment charge of $2.6 million in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

Amortization expense was approximately $1.0 million and $2.8 million for the three and nine months ended September 30, 2015, respectively. Amortization expense was approximately $0.9 million and $1.8 million for the three and nine months ended September 30, 2014, respectively. Intangible assets acquired from Mid Pac have an average useful life of 13.6 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2015	$1,266
2016	4,412
2017	3,307
2018	2,658
2019	2,658
Thereafter	21,288
Total	$35,589

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Note 7—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.

During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our refinery. Additionally, we agreed to sell, and J. Aron agreed to buy, at market prices, refined products produced at our refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or third parties. The agreements also provide for the lease to J. Aron of crude oil and certain refined product storage facilities. Following expiration or termination of the agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then current market prices. Our obligations under the agreements are secured by a security interest on substantially all of the assets of Hawaii Independent Energy, LLC ("HIE"), a security interest on the equity interests held by our wholly-owned subsidiary, Hawaii Pacific Energy, LLC in HIE and a mortgage whereby HIE granted to J. Aron a lien on all real property and improvements owned by HIE, including our refinery.

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

For the three and nine months ended September 30, 2015, we incurred approximately $2.8 million and $4.0 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues on our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $0.6 million and $0.9 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the deferred payment arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our unaudited condensed consolidated balance sheet. Changes in the amount outstanding under the Deferred Payment Arrangement are included within cash flows from financing activities on the unaudited consolidated statement of cash flows. As of September 30, 2015, the capacity of the Deferred Payment Arrangement was $55.8 million and we had $28.3 million outstanding.

Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. On September 1, 2015, we entered into an agreement ("Fee Agreement") to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. The $18 million receivable from J. Aron will be recognized in earnings throughout the term of the Fee Agreement.

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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

For the nine months ended September 30, 2015, we incurred approximately $6.9 million in handling fees related to the Supply and Exchange Agreements, which are included in Cost of revenues on our unaudited condensed consolidated statements of operations. We incurred no handling fees related to the Supply and Exchange Agreements during the three months ended September 30, 2015. For the three and nine months ended September 30, 2014, we incurred approximately $4.6 million and $12.0 million in handling fees related to the Supply and Exchange Agreements, respectively.

For the nine months ended September 30, 2015, Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $2.3 million of expenses related to the Supply and Exchange Agreements. We incurred no interest expense related to the Supply and Exchange Agreements during the three months ended September 30, 2015. Interest expense and financing costs, net on our unaudited condensed consolidated statements of operations includes approximately $1.8 million and $4.9 million for the three and nine months ended September 30, 2014.
Upon execution of the Supply and Offtake Agreements, HIE terminated the Supply and Exchange Agreements with Barclays, subject to certain obligations to reimburse Barclays for third-party claims. We recognized a loss of $17.4 million on the termination of the agreement which consisted of a loss of $13.3 million for the cash settlement value of the liability which had previously been measured assuming settlement with inventory on hand and a loss of $5.6 million for the acceleration of deferred financing costs. These losses were partially offset by a $1.5 million exit fee received from Barclays. The net loss of $17.4 million related to the termination of the Supply and Exchange Agreements is included in Loss on termination of financing agreements on our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015. The cash paid to settle the obligation is included in Payments for termination of supply and exchange agreements in the Cash flows from financing activities section of our unaudited condensed statements of cash flows for the nine months ended September 30, 2015.

Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2015	December 31, 2014
Term Loan	$93,851	$87,360
HIE Retail Credit Agreement	27,857	22,750
Texadian Uncommitted Credit Agreement	—	26,500
Mid Pac Credit Agreement	47,917	—
Total debt, net of unamortized debt discount	169,625	136,610
Less current maturities	(43,373)	(29,100)
Long-term debt, net of current maturities and unamortized discount	$126,252	$107,510

Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year	Amount Due
2015	$2,113
2016	47,540
2017	8,452
2018	63,217
2019	8,452
Thereafter	39,851
$169,625

Additionally, as of September 30, 2015, we had approximately $5.7 million in letters of credit outstanding under the Texadian Uncommitted Credit Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Our debt is subject to various affirmative and negative covenants. As of September 30, 2015, we were in compliance with all debt covenants.

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

Texadian Uncommitted Credit Agreement
On February 20, 2015, Texadian Energy, Inc. ("Texadian"), and its wholly-owned subsidiary Texadian Energy Canada Limited, amended and restated their uncommitted credit agreement. The amended agreement increased the uncommitted loans and letters of credit capacity to $200 million and extended the maturity date to February 2016.
Existing Debt Obligations of Koko'oha and Mid Pac
On April 1, 2015, in connection with the acquisition of Mid Pac, we repaid certain existing debt obligations of Koko'oha and Mid Pac for $45.3 million.
Mid Pac Credit Agreement
On April 1, 2015, Koko’oha and Mid Pac entered into the Mid Pac Credit Agreement in the form of a senior secured term loan in the amount of $50 million (“Mid Pac Term Loan”) and a senior secured revolving line of credit (“Mid Pac Revolving Credit Facility”) in the aggregate principal amount of up to $5 million. The lenders of the Mid Pac Credit Agreement advanced the full amount of the Mid Pac Term Loan and the Mid Pac Revolving Credit Facility at the closing. The proceeds of the loans were used to repay certain existing debt of Koko’oha and Mid Pac, pay a portion of the acquisition consideration and for general corporate purposes.
The Mid Pac Term Loan matures and is fully payable on April 1, 2022. Principal on the term loan will be repaid in 28 equal quarterly principal payments over the term. The revolving credit facility matures on April 1, 2018 and no more than five

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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
Pursuant to the Mid Pac Credit Agreement, Mid Pac is required to comply with various affirmative and negative covenants affecting its business and operations, including compliance with a minimum fixed charge coverage ratio of not less than 1.15 to 1.00, a minimum tangible net worth of $12.0 million, and a maximum leverage ratio determined as follows:

Period (during and as of last day of)	Maximum Leverage Ratio
September 30, 2015	5.25 to 1.00
December 31, 2015	5.00 to 1.00
2016 fiscal year	4.75 to 1.00
2017 fiscal year	4.25 to 1.00
2018 fiscal year	4.00 to 1.00
2019 fiscal year	3.50 to 1.00
2020 fiscal year, and at all times thereafter	3.25 to 1.00
ABL Facility

On September 25, 2013 and in connection with the acquisition of HIE, HIE and its subsidiary (“ABL Borrowers”) and Hawaii Pacific Energy entered into an asset-based senior secured revolving credit facility (“ABL Facility”) of up to $125 million, of which up to $50 million of availability under the ABL Facility was available for the issuances of letters of credit. Upon the execution of the Supply and Offtake Agreements, we repaid in full and terminated the ABL Facility and expensed $1.8 million of financing costs associated with the termination of the agreement. The expense of $1.8 million related to the termination of the ABL Facility is included within Loss on termination of financing agreements on our unaudited consolidated statements of operations for the nine months ended September 30, 2015.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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
Note 9—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants. As of September 30, 2015 and December 31, 2014, we had 345,135 and 749,148 common stock warrants outstanding, respectively. We estimate the fair value of our outstanding common stock warrants using a Monte Carlo simulation analysis, which is considered to be a Level 3 fair value measurement. Significant inputs used in the Monte Carlo simulation analysis include:

	September 30, 2015	December 31, 2014
Stock price	$20.83	$16.25
Weighted average exercise price	$0.10	$0.10
Term (years)	6.92	7.67
Risk-free rate	1.73%	2.01%
Expected volatility	50.0%	50.2%
The expected volatility is based on the 10-year historical volatilities of comparable public companies. Based on the Monte Carlo simulation analysis, the estimated fair value of the common stock warrants was $20.76 and $16.17 per warrant as of September 30, 2015 and December 31, 2014, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the Monte Carlo simulation analysis will have a significant impact on the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, a decrease in the value of our common stock will result in a decrease in the value of the common stock warrants.
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
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures.  Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices, that are observable for the asset or liability. Our level 2 instruments include OTC swaps and options.  These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

that are not supported by sufficient market activity. We do not have commodity derivatives classified as level 3 at September 30, 2015 or December 31, 2014.

Financial Statement Impact
Our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and their placement within our unaudited condensed consolidated balance sheets consist of the following (in thousands):

	Balance Sheet Location	September 30, 2015	December 31, 2014
		Asset (Liability)
Common stock warrants	Common stock warrants	$(7,164)	$(12,123)
Contingent consideration	Contingent consideration	(27,810)	(9,131)
Commodity derivatives (1)	Prepaid and other current assets	2,151	1,015
Commodity derivatives (1)	Other accrued liabilities	(5,194)	—
Commodity derivatives (1)	Other liabilities	(727)
_________________________________________________________
(1) Does not include cash collateral of $10.8 million recorded in Prepaid and other current assets and $7.0 million in Other long-term assets as of September 30, 2015.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our unaudited condensed consolidated statement of operations resulting from changes in assets and liabilities valued at fair value (in thousands):

	Income Statement Classification	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Common stock warrants	Change in value of common stock warrants	$(1,023)	$2,401	$(2,732)	$4,118
Contingent consideration	Change in value of contingent consideration	(4,255)	996	(18,679)	5,758
Commodity derivatives	Cost of revenues	10,940	639	13,512	(693)

We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our consolidated unaudited balance sheets present derivative assets and liabilities on a net basis. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default. Fair value amounts by hierarchy level as of September 30, 2015 and December 31, 2014 are presented gross in the tables below (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets
Commodity derivatives	$243	$20,884	$—	$21,127	$(18,976)	$2,151
Total	$243	$20,884	$—	$21,127	$(18,976)	$2,151

Liabilities
Common stock warrants	$—	$—	$(7,164)	$(7,164)	$—	$(7,164)
Contingent consideration	—	—	(27,810)	(27,810)	—	(27,810)
Commodity derivatives	(17)	(24,880)	—	(24,897)	18,976	(5,921)
Total	$(17)	$(24,880)	$(34,974)	$(59,871)	$18,976	$(40,895)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

	December 31, 2014
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets
Commodity derivatives	$1,015	$—	$—	$1,015	$—	$1,015
Total	$1,015	$—	$—	$1,015	$—	$1,015

Liabilities
Common stock warrants	$—	$—	$(12,123)	$(12,123)	$—	$(12,123)
Contingent consideration	—	—	(9,131)	(9,131)	—	(9,131)
Total	$—	$—	$(21,254)	$(21,254)	$—	$(21,254)

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Balance, at beginning of period	$(37,387)	$(22,837)	$(21,254)	$(29,316)
Settlements	7,691	—	7,691	—
Acquired	—	—	—	—
Total unrealized income (loss) included in earnings	(5,278)	3,397	(21,411)	9,876
Balance, at end of period	$(34,974)	$(19,440)	$(34,974)	$(19,440)

The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015
	Carrying Value	Fair Value (1)
Term Loan	$93,851	$99,822
HIE Retail Credit Agreement (2)	27,857	27,857
Mid Pac Credit Agreement (2)	47,917	47,917
Common stock warrants	7,164	7,164
Contingent consideration	27,810	27,810

	December 31, 2014
	Carrying Value	Fair Value (1)
Term Loan	$87,360	$87,068
HIE Retail Credit Agreement (2)	22,750	22,750
Texadian Uncommitted Credit Agreement	26,500	26,500
Common stock warrants	12,123	12,123
Contingent consideration	9,131	9,131
_________________________________________________________
(1) The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.
(2) Fair value approximates carrying value due to the floating rate interest which approximates a current market rate.

We estimate the fair value of our long-term debt using a discounted cash flow analysis and an estimate of the current yield of 9.87% and 14.11% as of September 30, 2015 and December 31, 2014, respectively, by reference to market interest rates for term debt of comparable companies.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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

Any claims by the Barbatas may be offset by Mid Pac’s claims for indemnification under the SPA.  By letters dated December 13, 2013 and April 25, 2014, Mid Pac has asserted indemnification claims against the Barbatas exceeding $1 million with respect to environmental losses arising from certain terminals operated by Inter Island and its subsidiaries. The Barbatas have disputed such claims.

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
On September 29, 2015, the EPA announced a final rule updating standards that control toxic air emissions from petroleum refineries, addressing, among other things, flaring operations, fenceline air quality monitoring and additional emission reductions from storage tanks and delayed coking units. Affected existing sources will be required to comply with the new requirements no later than 2018, with certain refiners required to comply earlier depending on the relevant provision and refinery construction date. We do not anticipate that compliance with this rule will have a material impact on our financial condition, results of operations, or cash flows.
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
In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Since April 2006, the State of Hawaii has required that a minimum of 9.2% ethanol be blended into at least 85% of the gasoline pool, but the regulation also limited the amount of ethanol to no more than 10%. Effective January 1, 2016, however, this state mandate will terminate. Nevertheless, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 ppm and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. In September 2015, our refinery was granted small volume refinery status by the EPA. Along with credit and trading options, potential capital upgrades for the refinery are being evaluated.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. As of December 31, 2014, 27 claims totaling approximately $26.5 million remain to be resolved by the trustee for the General Trust and we have reserved approximately $1.1 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. No claims were settled during the nine months ended September 30, 2015.
Note 11—Stockholders' Equity
Incentive Plan
For the three and nine months ended September 30, 2015, we recognized compensation costs of approximately $1.0 million and $4.0 million, respectively, in General and administrative expenses on our unaudited condensed consolidated statements of operations related to restricted stock awards under the Company's 2012 Long-term Incentive Plan ("LTIP"). For the three and nine months ended September 30, 2014, we recognized compensation costs of approximately $2.6 million and $4.2 million, respectively, in General and administrative expenses within our unaudited consolidated statements of operations related to restricted stock awards under the LTIP. During the three and nine months ended September 30, 2015, we granted 28 thousand shares and 214 thousand shares of restricted stock, respectively, with fair values of approximately $511 thousand and $4.3 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

During the three and nine months ended September 30, 2015, we granted approximately 15 thousand stock options and 167 thousand stock options with a weighted-average exercise price of $19.69 and $18.88 and a fair value of approximately $115 thousand and $1.3 million, respectively. As of September 30, 2015, there was approximately $9.6 million of total unrecognized compensation costs related to restricted stock and stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.98 years.
In the fourth quarter of 2015, our board of directors authorized an increase in the number of shares issuable under the LTIP, subject to shareholder approval. Additionally, we issued an aggregate 1.05 million options to our new President and Chief Executive Officer, our Chairman and our Vice Chairman of our board of directors, each with an exercise price of $21.44. These option grants are also subject to shareholder approval.
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
The components of the net periodic benefit cost related to our defined benefit plan consist of the following (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Service cost	$93	$278
Interest cost	53	159
Amortization of prior service cost	2	6
Net periodic benefit cost	$148	$443

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Note 13—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 586,650 shares and 692,562 shares during the three and nine months ended September 30, 2015 and 801,088 shares during the three and nine months September 30, 2014, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. Unvested restricted stock is excluded from the basic weighted-average common stock outstanding computation as these shares are not considered earned until vested. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss)	$14,740	$(39,456)	$26,925	$(78,701)
Undistributed income allocated to participating securities (2)	228	—	217	—
Net income (loss) attributable to common stockholders	$14,512	$(39,456)	$26,708	$(78,701)

Basic weighted-average common stock shares outstanding	37,390	33,137	37,304	31,311
Add dilutive effects of common stock equivalents (1)	10	—	27	—
Diluted weighted-average common stock shares outstanding	37,400	33,137	37,331	31,311

Basic income (loss) per common share	$0.39	$(1.19)	$0.72	$(2.51)
Diluted income (loss) per common share	$0.39	$(1.19)	$0.72	$(2.51)
________________________________________________________

(1)
Entities with a net loss are prohibited from including potential common shares in the computation of diluted per share amounts; therefore, we have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three and nine months ended September 30, 2014.

(2)	Participating securities include restricted stock that has been issued but is not yet vested.
For the three and nine months ended September 30, 2015, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 587 thousand and 303 thousand shares of unvested restricted stock and 10 thousand and 27 thousand stock options, respectively. For the three and nine months ended September 30, 2014, there were 609 thousand and 523 thousand potentially dilutive securities excluded from the calculation of diluted shares outstanding.
Note 14—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at September 30, 2015. During the nine months ended September 30, 2015, we recorded a benefit for the release of $18.3 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income of Mid Pac.
During the three and nine month periods ended September 30, 2015 and 2014, no adjustments were recognized for uncertain tax positions.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our NOL carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which some of our revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our commodity marketing and logistics segment, our refining and distribution segment and our retail segment. Excluding the impact of releasing the valuation allowance, state tax expense was approximately $174 thousand and $217 thousand for the three and nine months ended September 30, 2015, respectively. State income tax benefit of approximately $150 thousand and $113 thousand was recognized for the three and nine months ended September 30, 2014, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Note 15—Segment Information
During the first quarter of 2015, we changed our reportable segments to separate our retail operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. Beginning with the second quarter of 2015, the results of operations of Mid Pac are included in our Refining and Distribution and Retail segments. We previously reported results for the following three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Production and (iii) Commodity Marketing and Logistics. Effective in the first quarter of 2015, our reportable segments are: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production, and (iv) Commodity Marketing and Logistics. Corporate and Other includes administrative and other costs. During the fourth quarter of 2014, we changed the methodology used to allocate General and Administrative Expenses to our operating segments due to changes in our organizational structure. We have recast the segment information for the three and nine months ended September 30, 2014 below to conform to the current period presentation.

Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended September 30, 2015	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$458,238	$81,434	$—	$10,904	$—	$550,576
Intersegment elimination	(55,073)	—	—	—	—	(55,073)
Revenues	403,165	81,434	—	10,904	—	495,503
Cost of revenues	330,702	60,655	—	13,796	—	405,153
Operating expense, excluding DD&A	28,568	9,479	—	—	—	38,047
Lease operating expenses	—	—	1,575	—	—	1,575
Depreciation, depletion, and amortization	2,565	1,492	10	231	298	4,596
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	4,544	953	—	701	3,741	9,939
Acquisition and integration costs	186	—	—	—	94	280
Operating income (loss)	36,600	8,855	(1,585)	(13,463)	(4,133)	26,274
Interest expense and financing costs, net						(4,387)
Other expense, net						(45)
Change in value of common stock warrants						(1,023)
Change in value of contingent consideration						(4,255)
Equity loss from Laramie Energy Company						(1,355)
Income before income taxes						15,209
Income tax expense						(469)
Net income						$14,740

Capital expenditures	$3,705	$213	$—	$10	$2,056	$5,984

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Three months ended September 30, 2014	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$774,367	$62,929	$1,667	$53,406	$—	$892,369
Intersegment elimination	(38,083)	—	—	—	—	(38,083)
Revenues	736,284	62,929	1,667	53,406	—	854,286
Cost of revenues	725,876	51,945	—	52,617	—	830,438
Operating expense, excluding DD&A	35,884	6,845	—	—	—	42,729
Lease operating expense	—	—	1,204	—	—	1,204
Depreciation, depletion, and amortization	2,125	640	571	499	83	3,918
Loss on sale of assets, net	—	—	624	—	—	624
General and administrative expense	2,379	1,065	320	1,171	3,180	8,115
Acquisition and integration costs	98	—	—	—	3,758	3,856
Operating (loss) income	(30,078)	2,434	(1,052)	(881)	(7,021)	(36,598)
Interest expense and financing costs, net						(7,076)
Other expense, net						(164)
Change in value of common stock warrants						2,401
Change in value of contingent consideration						996
Equity earnings from Laramie Energy Company						835
Loss before income taxes						(39,606)
Income tax benefit						150
Net loss						$(39,456)

Capital expenditures	$3,816	$49	$4	$—	$178	$4,047

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Nine months ended September 30, 2015	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$1,491,309	$209,091	$2,185	$76,983	$—	$1,779,568
Intersegment elimination	(138,585)	—	—	(18,110)	—	(156,695)
Revenues	1,352,724	209,091	2,185	58,873	—	1,622,873
Cost of revenues	1,169,287	158,383	—	60,020	—	1,387,690
Operating expense, excluding DD&A	77,637	25,161	—	—	—	102,798
Lease operating expenses	—	—	4,614	—	—	4,614
Depreciation, depletion, and amortization	7,723	3,675	33	689	732	12,852
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	13,254	2,738	400	4,064	11,422	31,878
Acquisition and integration costs	186	—	—	—	1,625	1,811
Operating income (loss)	84,637	19,134	(2,862)	(15,539)	(13,779)	71,591
Interest expense and financing costs, net						(15,769)
Loss on termination of financing agreements						(19,229)
Other expense, net						(199)
Change in value of common stock warrants						(2,732)
Change in value of contingent consideration						(18,679)
Equity loss from Laramie Energy Company						(6,131)
Income before income taxes						8,852
Income tax benefit						18,073
Net income						$26,925

Capital expenditures	$12,291	$715	$—	$10	$2,841	$15,857

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

Nine months ended September 30, 2014	Refining and Distribution	Retail	Natural Gas and Oil Production	Commodity Marketing and Logistics	Corporate and Other	Total
Segment revenues	$2,227,193	$174,179	$5,083	$102,384	$—	$2,508,839
Intersegment elimination	(109,170)	—	—	—	—	(109,170)
Revenues	2,118,023	174,179	5,083	102,384	—	2,399,669
Cost of revenues	2,078,038	147,351	—	97,399	—	2,322,788
Operating expense, excluding DD&A	91,013	18,884	—	—	—	109,897
Lease operating expense	—	—	3,963	—	—	3,963
Depreciation, depletion, and amortization	5,746	1,751	1,096	1,513	163	10,269
Loss on sale of assets, net	—	—	624	—	—	624
General and administrative expense	3,912	1,716	564	3,084	9,506	18,782
Acquisition and integration costs	4,126	—	—	—	5,000	9,126
Operating (loss) income	(64,812)	4,477	(1,164)	388	(14,669)	(75,780)
Interest expense and financing costs, net						(13,980)
Other expense, net						(304)
Change in value of common stock warrants						4,118
Change in value of contingent consideration						5,758
Equity loss from Laramie Energy Company						1,374
Loss before income taxes						(78,814)
Income tax expense						113
Net loss						$(78,701)

Capital expenditures	$8,577	$149	$312	$300	$618	$9,956

Note 16—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. During the three months ended September 30, 2015, one of our stockholders and its affiliates exercised 404,013 warrants with a fair value of $7.7 million.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2015 and 2014

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
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three and nine months ended September 30, 2015 and 2014.
In October 2015, management terminated its Services Agreement with Whitebox.
Note 17—Subsequent Events

In October 2015, management notified its employees that it plans to terminate the defined contribution pension plan and the post-retirement medical plan on December 31, 2015.  Pursuant to the terms of the 2015 Collective Bargaining Agreement between HIE and the United Steelworkers Union, Local 12-591, the union has the right to request that HIE participate in mediation regarding this decision. As of September 30, 2015, we have approximately $6 million accrued related to the post-retirement medical plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own interests in energy and infrastructure businesses and currently operate in the following four business segments:

•	refining and distribution;

•	retail;

•	natural gas and oil production; and

•	commodity marketing and logistics.
Effective in the first quarter of 2015, we changed our reportable segments to separate our retail operations from our prior refining, distribution and marketing segment due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. We previously reported results for the following three business segments: (i) Refining, Distribution and Marketing, (ii) Natural Gas and Oil Production and (iii) Commodity Marketing and Logistics. We have recast the segment information for the three and nine months ended September 30, 2014 to conform to the current period presentation.
Our refining and distribution segment consists of a refinery in Kapolei, Hawaii, refined products terminals, pipelines, a single-point mooring and trucking operations which produce and distribute refined products throughout the State of Hawaii and for export globally. Our retail segment consists of retail outlets which sell gasoline, diesel, and retail merchandise throughout Hawaii. Our natural gas and oil production segment consists primarily of our 32.4% ownership of Laramie, a joint venture entity focused on producing natural gas and natural gas liquids in Garfield and Mesa Counties, Colorado. Our commodity marketing and logistics segment focuses on sourcing, marketing, transporting, and distributing crude oil and refined products primarily within North America.
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
Upon execution of the Supply and Offtake Agreements, HIE terminated its Supply and Exchange Agreements with Barclays on June 1, 2015, subject to certain obligations to reimburse Barclays for third-party claims, and the HIE ABL Facility. During the nine months ended September 30, 2015, we recorded a loss of $19.2 million related to the termination of these financing agreements, which is included in Loss on termination of financing agreements on our unaudited condensed consolidated statements of operations. Please read Note 7—Inventory Financing Agreements for more information.

Mid Pac Acquisition and Mid Pac Credit Agreement
On June 2, 2014, we entered into an agreement and plan of merger with Koko’oha to indirectly acquire 100% of the outstanding membership interests of Mid Pac. On April 1, 2015, we completed the acquisition of Mid Pac for cash consideration of $74.4 million. In connection with the acquisition, Mid Pac's pre-existing debt was fully repaid on the closing date for $45.3 million. The acquisition and debt repayment were funded with cash on hand and $55 million of borrowings under the Mid Pac Credit Agreement. Beginning with the second quarter of 2015, the results of operations of Mid Pac are included in our Refining and Distribution and Retail segments. Please read Note 4—Acquisition for more information.
On April 1, 2015, Koko’oha and Mid Pac entered into the Mid Pac Credit Agreement in the form of a senior secured term loan in the amount of $50 million (“Mid Pac Term Loan”) and a senior secured revolving line of credit (“Mid Pac Revolving Credit Facility”) in the aggregate principal amount of up to $5 million. The lenders of the Mid Pac Credit Agreement advanced the full amount of the Mid Pac Term Loan and the Mid Pac Revolving Credit Facility at the closing. The proceeds of the loans were used to repay the existing debt of Koko’oha and Mid Pac, and pay a portion of the acquisition consideration and for general corporate purposes. Please read Note 8—Debt for more information.

Results of Operations
Overview
During the three months ended September 30, 2015, we delivered strong operational and financial results driven by solid execution and a falling crude price environment. Crack spreads during this period continue to be favorable to the three year average, with improvements in both finished product spreads and crude oil costs. Continued feedstock flexibility with strong refinery performance produced optimized product yields and a sales profile which resulted in higher margins. The successful integration of Mid Pac is reflected by the strong performance of our retail segment and we continue our efforts to optimize our operations.
Consolidated Summary of Financial Information

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase (Decrease)	% Change
Gross Margin
Refining and distribution	$72,463	$10,408	$62,055	596%
Retail	20,779	10,984	9,795	89%
Commodity marketing and logistics	(2,892)	789	(3,681)	(467)%
Natural gas and oil	—	1,667	(1,667)	(100)%
Total gross margin	90,350	23,848
Operating expense, excluding depreciation, depletion, and amortization expense	39,622	43,933	(4,311)	(10)%
Depreciation, depletion, and amortization	4,596	3,918	678	17%
Impairment expense	9,639	—	9,639	100%
Loss on sale of assets, net	—	624	(624)	(100)%
General and administrative expense	9,939	8,115	1,824	22%
Acquisition and integration costs	280	3,856	(3,576)	(93)%
Total operating expenses	64,076	60,446
Operating income (loss)	26,274	(36,598)
Other income (expense)
Interest expense and financing costs, net	(4,387)	(7,076)	2,689	(38)%
Other income (expense), net	(45)	(164)	119	(73)%
Change in value of common stock warrants	(1,023)	2,401	(3,424)	(143)%
Change in value of contingent consideration	(4,255)	996	(5,251)	(527)%
Equity earnings (losses) from Laramie Energy Company	(1,355)	835	(2,190)	(262)%
Total other expense, net	(11,065)	(3,008)
Income (loss) before income taxes	15,209	(39,606)
Income tax benefit (expense)	(469)	150	(619)	(413)%
Net income (loss)	$14,740	$(39,456)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Increase (Decrease)	% Change (1)
Gross Margin
Refining and distribution	$183,437	$39,985	$143,452	359%
Retail	50,708	26,828	23,880	89%
Commodity marketing and logistics	(1,147)	4,985	(6,132)	(123)%
Natural gas and oil	2,185	5,083	(2,898)	(57)%
Total gross margin	235,183	76,881
Operating expense, excluding depreciation, depletion, and amortization expense	107,412	113,860	(6,448)	(6)%
Depreciation, depletion, and amortization	12,852	10,269	2,583	25%
Impairment expense	9,639	—	9,639	100%
Loss on sale of assets, net	—	624	(624)	(100)%
General and administrative expense	31,878	18,782	13,096	70%
Acquisition and integration costs	1,811	9,126	(7,315)	(80)%
Total operating expenses	163,592	152,661
Operating income (loss)	71,591	(75,780)
Other income (expense)
Interest expense and financing costs, net	(15,769)	(13,980)	(1,789)	13%
Loss on termination of financing agreements	(19,229)	—	(19,229)	100%
Other income (expense), net	(199)	(304)	105	(35)%
Change in value of common stock warrants	(2,732)	4,118	(6,850)	(166)%
Change in value of contingent consideration	(18,679)	5,758	(24,437)	(424)%
Equity earnings (losses) from Laramie Energy Company	(6,131)	1,374	(7,505)	(546)%
Total other expense, net	(62,739)	(3,034)
Income (loss) before income taxes	8,852	(78,814)
Income tax benefit	18,073	113	17,960	15,894%
Net income (loss)	$26,925	$(78,701)
(1) NM - Not meaningful

Below is a summary of key operating statistics for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refining and Distribution Segment
Total Crude Oil Throughput (Mbpd)	73.5	68.5	76.3	68.7
Source of Crude Oil:
North America	31.9%	28.2%	46.7%	47.9%
Latin America	5.3%	18.0%	9.8%	23.9%
Africa	2.2%	—%	10.3%	0.1%
Asia	60.6%	—%	30.4%	1.7%
Middle East	—%	53.8%	2.8%	26.4%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.3%	24.2%	25.9%	24.4%
Distillate	45.4%	42.5%	44.3%	39.4%
Fuel oils	21.1%	25.4%	22.1%	30.5%
Other products	4.4%	4.8%	4.6%	3.3%
Total yield	96.2%	96.9%	96.9%	97.6%

Refined product sales volume (Mbpd)
On-island sales volume	57.2	56.5	59.8	53.1
Exports sale volume	17.0	15.8	17.1	16.4
Total refined product sales volume	74.2	72.3	76.9	69.5

4-1-2-1 Mid Pacific Crack Spread (1)	$7.93	$7.46	$8.93	$6.80
Mid Pacific Crude Oil Differential (2)	$(0.56)	$(0.85)	$(1.43)	$(0.63)
Gross refining margin per bbl ($/throughput bbl) (3)	$10.72	$1.65	$8.80	$2.13
Production costs before DD&A expense per barrel ($/throughput bbl) (4)	$4.18	$5.47	$3.80	$4.69
Net operating margin per bbl ($/throughput bbl) (5)	$6.54	$(3.82)	$5.00	$(2.56)

Retail Segment
Retail sales volumes (thousands of gallons)	23,247	13,087	58,034	36,687
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

(2)
Weighted average differentials, excluding shipping costs, of a blend of crudes with an API of 31.98 and sulphur wt% of 0.65% that is indicative of our typical crude oil mix quality compared to Brent crude.

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

The following table presents a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015	2014
Gross Margin
Refining and distribution	$72,463	$10,408
Retail	20,779	10,984
Commodity marketing and logistics	(2,892)	789
Natural gas and oil	—	1,667
Total gross margin	90,350	23,848
Operating expense, excluding depreciation, depletion, and amortization expense	38,047	42,729
Lease operating expense	1,575	1,204
Depreciation, depletion, and amortization	4,596	3,918
Impairment expense	9,639	—
Loss on sale of assets, net	—	624
General and administrative expense	9,939	8,115
Acquisition and integration costs	280	3,856
Total operating expenses	64,076	60,446
Operating income (loss)	$26,274	$(36,598)

	Nine Months Ended September 30,
	2015	2014
Gross Margin
Refining and distribution	$183,437	$39,985
Retail	50,708	26,828
Commodity marketing and logistics	(1,147)	4,985
Natural gas and oil	2,185	5,083
Total gross margin	235,183	76,881
Operating expense, excluding depreciation, depletion, and amortization expense	102,798	109,897
Lease operating expense	4,614	3,963
Depreciation, depletion, and amortization	12,852	10,269
Impairment expense	9,639	—
Loss on sale of assets, net	—	624
General and administrative expense	31,878	18,782
Acquisition and integration costs	1,811	9,126
Total operating expenses	163,592	152,661
Operating income (loss)	$71,591	$(75,780)
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expenses, lower of cost or market adjustments, our inventory valuation adjustment, unrealized (gains) losses on derivatives and gains (losses) on sales of assets. Adjusted EBITDA is Adjusted Net Income excluding interest, taxes, depreciation and amortization, and equity (earnings) losses from Laramie Energy Company. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures to assess:

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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015	2014
Adjusted EBITDA	$34,342	$(28,364)
Income tax benefit (expense)	(174)	150
Equity earnings (losses) from Laramie Energy Company	(1,355)	835
Interest expense and financing costs, net	(4,387)	(7,076)
Depreciation, depletion and amortization	(4,596)	(3,918)
Adjusted Net Income (Loss)	23,830	(38,373)
Impairment expense	(9,639)	—
Change in value of contingent consideration	(4,255)	996
Change in value of common stock warrants	(1,023)	2,401
Release of valuation allowance due to Mid Pac Acquisition	(295)	—
Acquisition and integration expense	(280)	(3,856)
Lower of cost or market adjustment	(2,628)	—
Unrealized loss on derivatives	(4,360)	—
Inventory valuation adjustment	13,390	—
Loss on sale of assets, net	—	(624)
Net income (loss)	$14,740	$(39,456)

	Nine Months Ended September 30,
	2015	2014
Adjusted EBITDA	$87,583	$(56,065)
Income tax benefit (expense)	(217)	113
Equity earnings (losses) from Laramie Energy Company	(6,131)	1,374
Interest expense and financing costs, net	(15,769)	(13,980)
Depreciation, depletion and amortization	(12,852)	(10,269)
Adjusted Net Income (Loss)	52,614	(78,827)
Impairment expense	(9,639)	—
Change in value of contingent consideration	(18,679)	5,758
Change in value of common stock warrants	(2,732)	4,118
Loss on termination of financing agreements	(19,229)	—
Release of valuation allowance due to Mid Pac Acquisition	18,290	—
Acquisition and integration expense	(1,811)	(9,126)
Lower of cost or market adjustment	(493)	—
Unrealized loss on derivatives	(4,786)	—
Inventory valuation adjustment	13,390	—
Loss on sale of assets, net	—	(624)
Net income (loss)	$26,925	$(78,701)

Discussion of Results of Operations
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Refining and Distribution Gross Margin. For the three months ended September 30, 2015, our refining and distribution gross margin was approximately $72.5 million, an increase of $62.1 million compared to $10.4 million for the three months ended September 30, 2014. The increase is primarily due to improved crack spreads and lower production costs resulting from lower crude oil prices. In addition, the third quarter of 2015 had higher sales volume and a higher percentage of sales of higher margin products, particularly jet fuel and gasoline, compared to the third quarter of 2014.
Retail Gross Margin. For the three months ended September 30, 2015, our retail gross margin was approximately $20.8 million,an increase of $9.8 million compared to $11.0 million for the three months ended September 30, 2014. The increase is primarily due to the acquisition of Mid Pac on April 1, 2015.
Commodity, Marketing and Logistics Gross Margin. For the three months ended September 30, 2015, our commodity, marketing, and logistics gross margin was a loss of $2.9 million, a decrease of $3.7 million when compared to $0.8 million for the three months ended September 30, 2014. The decrease is primarily lower margins available for moving crude oil from Canada to the U. S. gulf coast due to market conditions.
Natural Gas and Oil Gross Margin. For the three months ended September 30, 2015, our natural gas and oil gross margin was nil, a decrease of $1.7 million compared to $1.7 million for the three months ended September 30, 2014. The decrease is primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Operating Expense. For the three months ended September 30, 2015, operating expense was approximately $39.6 million, a decrease of $4.3 million when compared to $43.9 million for the three months ended September 30, 2014. The decrease is primarily due to lower energy costs resulting from lower crude oil prices.
Depreciation, Depletion, and Amortization. For the three months ended September 30, 2015, DD&A expense was approximately $4.6 million, an increase of $0.7 million compared to $3.9 million for the three months ended September 30, 2014. The increase is primarily due to depreciation, depletion, and amortization of assets acquired as part of the Mid Pac acquisition on April 1, 2015.

Impairment expense. For the three months ended September 30, 2015, we recorded impairment charges of $7.0 million and $2.6 million related to goodwill and intangible assets in our Commodity Marketing and Logistics reporting unit, respectively. There was no impairment expense during the three months ended September 30, 2014.
Loss on sale of assets, net. For the three months ended September 30, 2014, loss on sale of assets, net was approximately $624 thousand. The 2014 loss was due to selling oilfield equipment within our natural gas and oil operations segment.
General and Administrative Expense. For the three months ended September 30, 2015, general and administrative expense was approximately $9.9 million, an increase of $1.8 million when compared to $8.1 million for the three months ended September 30, 2014. The increase is primarily due to an increase in compensation and consulting costs. The increase in compensation costs is due to building our back office support as we exited the Transition Services Agreement with Tesoro. Previously the costs incurred under the Transition Services Agreement were included in Acquisition and integration expense. In 2014, our consulting costs primarily related to acquisition and integration activities; however, in 2015, our consulting costs are included in general and administrative expense as they primarily relate to system modifications and process improvements related to the Supply and Offtake Agreements.
Acquisition and Integration Costs. For the three months ended September 30, 2015, acquisition and integration costs were approximately $0.3 million, a decrease of $3.6 million when compared to $3.9 million for the three months ended September 30, 2014. The decrease is primarily due to no costs related to the integration of HIE in the three months ended September 30, 2015 partially offset by costs incurred for the integration of Mid Pac.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2015, our interest expense and financing costs were approximately $4.4 million, a decrease of $2.7 million when compared to $7.1 million for the three months ended September 30, 2014. The decrease was due to approximately $1.8 million of financing costs associated with the termination of the Bridge Loan recorded during the three months ended September 30, 2014. In addition, we began paying cash for interest on the Term Loan during 2015 rather than paying interest in kind which reduced the interest rate on the Term Loan by two percent.
Change in Value of Common Stock Warrants. For the three months ended September 30, 2015, the change in value of common stock warrants resulted in a loss of approximately $1.0 million, a change of $3.4 million when compared to a gain of $2.4 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, our stock price increased from $18.72 per share as of June 30, 2015 to $20.83 per share as of September 30, 2015 which resulted in an increase in the fair value of the common stock warrants. During the three months ended September 30, 2014, our stock price decreased from $20.25 as of June 30, 2014 to $16.85 at September 30, 2014.
Change in Value of Contingent Consideration. For the three months ended September 30, 2015, the change in value of our contingent consideration liability resulted in a loss of approximately $4.3 million, a change of $5.3 million when compared to a gain of $1.0 million for the three months ended September 30, 2014. The contingent consideration relates to the acquisition of HIE which occurred on September 25, 2013, and the change in value during the three months ended September 30, 2015 is due to an increase in our expected cash flows related to HIE during the contingency period and actual results.
Equity Losses From Laramie Energy Company. For the three months ended September 30, 2015, losses from Laramie were approximately $1.4 million, a change of $2.2 million compared to earnings of $835 thousand for the three months ended September 30, 2014. The loss is primarily due to lower sales prices for natural gas and condensate.
Income Taxes. For the three months ended September 30, 2015, we recorded an expense of $295 thousand due to an increase in the valuation allowance resulting from adjustments to the Mid Pac purchase price allocation. Excluding the impact of the increase in the valuation allowance related to the Mid Pac deferred tax liability, we recorded a state tax expense of $174 thousand, a slight increase when compared to $150 thousand of state tax benefit for the three months ended September 30, 2014. The federal tax benefit or expense related to normal operations is generally offset by changes in the valuation allowance related to our NOL carryforwards.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2015 Adjusted EBITDA was $34.3 million compared to a $28.4 million loss for the three months ended September 30, 2014. For the three months ended September 30, 2015, Adjusted Net Income (Loss) was $23.8 million when compared to a $38.4 million loss for the three months ended September 30, 2014. The change is primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Refining and Distribution Gross Margin. For the nine months ended September 30, 2015, our refining and distribution gross margin was approximately $183.4 million, an increase of $143.5 million compared to $40.0 million for the nine months ended September 30, 2014. The increase is primarily due to an increase in sales volumes of approximately 11 percent, primarily on island, due to successful marketing efforts throughout 2014, the impact of our supply agreement with Mid Pac effective January 1, 2015, which was terminated in connection with the closing of the acquisition on April 1, 2015, and lower production costs due to lower crude oil prices. In addition, the first nine months of 2015 had a higher percentage of sales of higher margin products, particularly jet fuel and gasoline, compared to the first nine of 2014.
Retail Gross Margin. For the nine months ended September 30, 2015, our retail gross margin was approximately $50.7 million, an increase of $23.9 million compared to $26.8 million for the nine months ended September 30, 2014. The increase is primarily due to the acquisition of Mid Pac on April 1, 2015 which contributed to higher sales volumes.
Commodity, Marketing and Logistics Gross Margin. For the nine months ended September 30, 2015, our commodity, marketing, and logistics gross margin was a loss of $1.1 million, a decrease of $6.1 million when compared to $5.0 million for the nine months ended September 30, 2014. The decrease is primarily due to lower rail car revenues, lower margins available for moving crude oil from Canada to the U. S. gulf coast due to market conditions and lower pipeline revenues due to the expiration of certain contracts.
Natural Gas and Oil Gross Margin. For the nine months ended September 30, 2015, our natural gas and oil gross margin was approximately $2.2 million, a decrease of $2.9 million when compared to $5.1 million for the nine months ended September 30, 2014. The decrease is primarily related to lower commodity prices as a result of market factors and shutting in of operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Operating Expense. For the nine months ended September 30, 2015, operating expense was approximately $107.4 million, a decrease of $6.4 million compared to $113.9 million for the nine months ended September 30, 2014.The decrease is primarily due to lower energy costs resulting from lower crude oil prices.
Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2015, DD&A expense was approximately $12.9 million, an increase of $2.6 million compared to $10.3 million for the nine months ended September 30, 2014. The increase is primarily due to depreciation, depletion, and amortization of assets acquired as part of the Mid Pac acquisition on April 1, 2015.
Impairment expense. For the nine months ended September 30, 2015, we recorded impairment charges of $7.0 million and $2.6 million related to goodwill and intangible assets in our Commodity Marketing and Logistics reporting unit, respectively. There was no impairment expense during the nine months ended September 30, 2014.
Loss on sale of assets, net. For the nine months ended September 30, 2014, loss on sale of assets, net was approximately $624 thousand. The prior period loss is the result of selling oilfield equipment within our natural gas and oil operations segment.
General and Administrative Expense. For the nine months ended September 30, 2015, general and administrative expense was approximately $31.9 million, an increase of $13.1 million when compared to $18.8 million for the nine months ended September 30, 2014. The increase is primarily due to an increase in compensation and consulting costs. The increase in compensation costs is due to building our back office support as we exited the Transition Services Agreement with Tesoro. Previously the costs incurred under the Transition Services Agreement were included in Acquisition and integration expense. In 2014, our consulting costs primarily related to acquisition and integration activities; however, in 2015, our consulting costs are included in general and administrative expense as they primarily relate to system modifications and process improvements related to the Supply and Offtake Agreements.
Acquisition and Integration Costs. For the nine months ended September 30, 2015, acquisition and integration costs were approximately $1.8 million, a decrease of $7.3 million when compared to $9.1 million for the nine months ended September 30, 2014. The decrease is primarily due to no costs related to the integration of HIE in the nine months ended September 30, 2015 partially offset by costs incurred for the Mid Pac acquisition and integration.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2015, our interest expense and financing costs were approximately $15.8 million, an increase of $1.8 million when compared to $14.0 million for the nine months ended September 30, 2014. The increase was due to a higher outstanding debt balance during the period.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2015, the change in value of common stock warrants resulted in a loss of approximately $2.7 million, a change of $6.9 million when compared to a gain of

$4.1 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our stock price increased from $16.25 per share as of December 31, 2014 to $20.83 per share as of September 30, 2015 which resulted in an increase in the fair value of the common stock warrants. During the nine months ended September 30, 2014, our stock price decreased from $22.30 per share on December 31, 2013 to $20.25 per share on September 30, 2014 which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the nine months ended September 30, 2015, the change in value of our contingent consideration liability resulted in a loss of approximately $18.7 million, a change of $24.4 million when compared to a gain of $5.8 million for the nine months ended September 30, 2014. The contingent consideration relates to the acquisition of HIE which occurred on September 25, 2013, and the change in value during the nine months ended September 30, 2015 is due to an increase in our expected cash flows related to HIE during the contingency period based on our actual results.
Loss on Termination of Financing Agreements. For the nine months ended September 30, 2015, our loss on the termination of financing agreements was approximately $19.2 million, which includes a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreement and a loss of $1.8 million on the termination of the HIE ABL.The loss of $17.4 million on the termination of the Supply and Exchange Agreement consists of a loss of $13.3 million for the cash settlement value of the liability and a loss of $5.6 million for the acceleration of deferred financing costs, partially offset by a $1.5 million exit fee received from Barclays. The loss on the termination of the HIE ABL consists of the accelerated amortization of deferred financing costs.
Equity Losses From Laramie Energy Company. For the nine months ended September 30, 2015, losses from Laramie were approximately $6.1 million, a change of $7.5 million compared to earnings of $1.4 million for the nine months ended September 30, 2014. The loss is primarily due to lower sales prices for natural gas and condensate.
Income Taxes. For the nine months ended September 30, 2015, we recorded a benefit for the release of $18.3 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income of Mid Pac. Excluding the impact of releasing the valuation allowance related to the Mid Pac deferred tax liability, state tax expense was approximately $217 thousand, a slight increase when compared to $113 thousand of state tax benefit for the nine months ended September 30, 2014.
Adjusted EBITDA and Adjusted Net Income (Loss). For the nine months ended September 30, 2015 Adjusted EBITDA was $87.6 million compared to a $56.1 million loss for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Adjusted Net Income (Loss) was $52.6 million compared to a $78.8 million loss for the nine months ended September 30, 2014 . The change is primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices.
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
    The following table summarizes our liquidity position as of October 29, 2015 and September 30, 2015 (in thousands):

October 29, 2015	HIE	HIE Retail	Mid Pac	Texadian	Corporate and Other	Total
Cash and cash equivalents	$60,379	$10,408	$12,558	$13,832	$3,308	$100,485
Revolver availability	—	—	—	17,351	—	17,351
Mid Pac Revolver availability	—	—	5,000	—	—	5,000
Deferred Payment Arrangement availability	40,398	—	—	—	—	40,398
Total available liquidity	$100,777	$10,408	$17,558	$31,183	$3,308	$163,234

September 30, 2015	HIE	HIE Retail	Mid Pac	Texadian	Corporate and Other	Total
Cash and cash equivalents	$63,725	$8,693	$11,441	$12,173	$5,809	$101,841
Revolver availability	—	—	—	18,278	—	18,278
Mid Pac Revolver availability	—	—	5,000	—	—	5,000
Deferred Payment Arrangement availability	27,531	—	—	—	—	27,531
Total available liquidity	$91,256	$8,693	$16,441	$30,451	$5,809	$152,650

The change in our liquidity position from September 30, 2015 to October 29, 2015 was primarily attributable to operating results for the period and normal working capital changes.
As of September 30, 2015, we had access to the J. Aron Deferred Payment Arrangement, the Mid Pac Revolving Credit Facility, the Texadian Uncommitted Credit Agreement and cash on hand of $101.8 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory of our refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and distribution segment, our retail segment, our commodity marketing and logistics segment, payments related to the acquisition of Mid Pac, cash capital contributions to Laramie and payments of operating expenses related to our natural gas and oil assets.
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
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$144,346	$(76,679)
Net cash used in investing activities	$(107,746)	$(16,725)
Net cash provided by (used in) financing activities	$(23,969)	$152,779
Net cash provided by operating activities was approximately $144.3 million for the nine months ended September 30, 2015, which resulted from net income of approximately $26.9 million, non-cash charges to operations of approximately $70.9 million and net cash provided by changes in operating assets and liabilities of approximately $46.5 million. Net cash used in operating activities was approximately $76.7 million for the nine months ended September 30, 2014, which resulted from a net loss of approximately $78.7 million offset by non-cash charges to operations of approximately $13.9 million and net cash used for changes in operating assets and liabilities of approximately $11.9 million.
For the nine months ended September 30, 2015, net cash used in investing activities was approximately $107.7 million and primarily related to $64.4 million for the acquisition of Mid Pac, an investment in Laramie of $27.5 million and additions to property and equipment totaling approximately $15.9 million. Net cash used in investing activities was approximately $16.7 million for the nine months ended September 30, 2014 and was primarily related to the Mid Pac acquisition deposit of $10 million and additions to property and equipment of approximately $6.1 million.
Net cash used in financing activities for the nine months ended September 30, 2015 was approximately $24.0 million and consisted primarily of net repayments of borrowings and payments of loan costs of approximately $29.2 million, and net repayments of the deferred payment arrangement of $8.5 million. These repayments were partially offset by net cash proceeds of $13.2 million due to the change in the inventory financing agreements from the Barclays Supply and Exchange Agreement to the J. Aron Supply and Offtake Agreements. Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $152.8 million and consisted of $47.2 million in proceeds from the Supply and Exchange Agreements to fund a deposit with a crude oil supplier, $13.2 million borrowed under the Term Loan used to fund the Mid Pac acquisition deposit, and incremental borrowings under the ABL Facility and the Retail Revolver.

Capital Expenditures
Our capital expenditures excluding acquisitions for the nine months ended September 30, 2015 totaled approximately $15.9 million and were primarily related to our refinery and information technology systems. Our total capital expenditure budget for 2015 ranges from $45 to $50 million and primarily relates to projects to improve our refinery reliability and efficiency, upgrades to our information technology systems, and approximately $28 million for investments in Laramie. The investments in Laramie were made during the first half of 2015.
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
Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs, and any fines or penalties related thereto; Tesoro's ability to finalize the Consent Decree; our expectations regarding anticipated capital improvements; anticipated results of the Mid Pac earn out and indemnity dispute; estimated costs of compliance with the final Tesoro Consent Decree; the estimated value of legal claims remaining to be settled against third parties; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions, and projections regarding future financial condition, results of operations, liquidity, and cost flows. These and other forward looking-statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including those set out in our most recent Annual Report on Form 10-K under "Risk Factors."
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk

Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices and our cost of revenues fluctuates significantly with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date throughput of 73.5 thousand barrels per day, would change annualized operating income by approximately $26.5 million. This analysis may differ from actual results.

In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

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

All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through November 30, 2015. At September 30, 2015, these open commodity derivative contracts represent:

•	Futures sales of 20 thousand barrels that economically hedge our forecasted sales of refined products;

•	Purchased OTC Swaps of 357 thousand barrels and sold OTC Swaps of 357 thousand barrels (for different contract months) that economically hedge our refined products inventory; and

•	Futures sales of 225 thousand barrels that economically hedge our physical inventory for our marketing and logistics business.

Based on our net open positions at September 30, 2015, a $1 change in the price of crude oil, assuming all other factors remain constant, would change the fair value of our derivative instruments and cost of revenues by approximately $250 thousand.

Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues on our consolidated statement of operations. Assuming normal operating conditions, we consume approximately 75 thousand barrels a month of crude oil during the refining process. We have economically hedged our internally consumed fuel cost using costless collars. These options have a weighted average strike price ranging from a floor of $56.88 per barrel to a ceiling of $65.97 per barrel. We have economically hedged consumed fuel volumes of 52 thousand barrels per month through December 2016; 35 thousand barrels per month for the first quarter of 2017; and 25 thousand barrels per month for the remainder of 2017.

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

Interest Rate Risk

As of September 30, 2015, $76 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements, for which we pay a charge based on a 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues and interest expense of approximately $2.6 million per year and $0.9 million, respectively.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis and accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 10—Commitments and Contingencies to our unaudited condensed consolidated financial statements for more information.
Kawaihae Loading Rack
On October 9, 2014, Mid Pac received a notice from the United States Environmental Protection Agency (the "EPA") alleging that Mid Pac had violated the Clean Air Act at its terminal located in Kawaihae, Hawaii by "failing to equip its loading rack with pollution controls" and by "failing to limit emissions from its loading rack," and advising Mid Pac that the matter had been referred to the United States Department of Justice ("DOJ"). The DOJ has proposed civil penalties of approximately $700 thousand. Subsequently, Mid Pac and the DOJ entered into a tolling agreement to facilitate settlement discussions. Mid Pac disputes the EPA's allegations. On April 1, 2015, we acquired Mid Pac. Mid Pac, EPA and DOJ have tentatively agreed to resolve the fines and penalties for $200 thousand, which agreement is subject to final documentation.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors included under Par I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
If we are unable to obtain our crude oil supply without the benefit of our supply and offtake agreements with J. Aron, the capital required to finance our crude oil supply could negatively impact our liquidity.
All of the crude oil delivered at our refinery is subject to our supply and offtake agreements with J. Aron. If we are unable to obtain our crude oil supply outside these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refinery.
Our arrangement with J. Aron exposes us to J. Aron related credit and performance risk.
We have supply and offtake agreements with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our refinery. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the supply and offtake agreements, which may be terminated by J. Aron as early as May 31, 2018, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. Relying on J. Aron’s ability to honor its supply and offtake obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity and, as a result, our business and operating results. In addition, we may be required to use substantial capital to repurchase crude oil and refined product inventories from J. Aron upon termination of the agreements, which could have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of equity securities during the three and nine months ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended.
Dividends
We have not paid dividends on our common stock, and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2015:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2015	442	$18.07	—	—
August 1 - August 31, 2015	164	18.10	—	—
September 1 - September 30, 2015	13,474	20.33	—	—
Total	14,080	$20.23	—	—
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

3.1	Restated Certificate of Incorporation of the Company dated October 20, 2015. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 20, 2015.

3.2	Second Amended and Restated Bylaws of the Company dated October 20, 2015. Incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on October 20, 2015.

4.1	Form of the Company's Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

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

4.6	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.7	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

4.8	Form of Par Petroleum Corporation Shareholder Subscription Rights Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 22, 2014.

10.1	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 14, 2015.

10.2	Initial Award with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 14, 2015.

10.3	Amendment to Employment Offer Letter with Joseph Israel dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 14, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Date: November 5, 2015