Form 10-Q
period 2016-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2016-05-05
CIK 821483

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
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

41,105,926 shares of common stock, $0.01 par value, were outstanding as of April 29, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$121,758	$167,788
Restricted cash	747	748
Trade accounts receivable	57,876	68,342
Inventories	146,489	219,437
Prepaid and other current assets	27,589	75,437
Total current assets	354,459	531,752
Property and equipment
Property, plant and equipment	224,826	220,863
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	225,948	221,985
Less accumulated depreciation and depletion	(30,595)	(26,845)
Property and equipment, net	195,353	195,140
Long-term assets
Investment in Laramie Energy, LLC	129,332	76,203
Intangible assets, net	33,135	34,368
Goodwill	40,738	41,327
Other long-term assets	12,767	13,471
Total assets	$765,784	$892,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$11,000	$11,000
Obligations under inventory financing agreements	144,028	237,709
Accounts payable	28,805	27,428
Current portion of contingent consideration	15,726	19,880
Other accrued liabilities	63,236	69,023
Total current liabilities	262,795	365,040
Long-term liabilities
Long-term debt, net of current maturities	152,006	154,212
Common stock warrants	6,452	8,096
Contingent consideration	4,594	7,701
Long-term capital lease obligations	2,134	1,175
Other liabilities	13,866	15,426
Total liabilities	441,847	551,650
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2016 and December 31, 2015, 41,106,105 shares and 41,009,924 shares issued at March 31, 2016 and December 31, 2015, respectively	411	410
Additional paid-in capital	517,165	515,165
Accumulated deficit	(193,639)	(174,964)
Total stockholders’ equity	323,937	340,611
Total liabilities and stockholders’ equity	$765,784	$892,261

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$377,812	$543,611

Operating expenses
Cost of revenues	342,388	477,506
Operating expense, excluding depreciation, depletion and amortization expense	38,063	32,280
Lease operating expense	114	1,531
Depreciation, depletion and amortization	5,095	3,251
General and administrative expense	11,200	10,125
Acquisition and integration expense	671	1,061
Total operating expenses	397,531	525,754

Operating income (loss)	(19,719)	17,857

Other income (expense)
Interest expense and financing costs, net	(4,613)	(5,557)
Other income (expense), net	46	4
Change in value of common stock warrants	1,644	(5,022)
Change in value of contingent consideration	6,176	(4,929)
Equity losses from Laramie Energy, LLC	(1,871)	(1,826)
Total other income (expense), net	1,382	(17,330)

Income (loss) before income taxes	(18,337)	527
Income tax expense	(336)	(65)
Net income (loss)	$(18,673)	$462

Earnings (loss) per share
Basic	$(0.46)	$0.01
Diluted	(0.46)	0.01
Weighted average number of shares outstanding
Basic	40,974	37,188
Diluted	40,974	37,381

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(18,673)	$462
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	5,095	3,251
Non-cash interest expense	1,030	4,951
Change in value of common stock warrants	(1,644)	5,022
Change in value of contingent consideration	(6,176)	4,929
Deferred taxes	—	65
Stock-based compensation	2,185	1,268
Unrealized loss on derivative contracts	1,609	2,406
Equity losses from Laramie Energy, LLC	1,871	1,826
Net changes in operating assets and liabilities:
Trade accounts receivable	10,466	47,173
Prepaid and other assets	43,994	1,298
Inventories	72,948	58,483
Obligations under inventory financing agreements	(84,623)	(15,199)
Accounts payable and other accrued liabilities	(16,053)	(29,163)
Net cash provided by operating activities	12,029	86,772
Cash flows from investing activities
Acquisition of Par Hawaii, Inc.	—	(5,000)
Capital expenditures	(4,476)	(4,747)
Proceeds from sale of assets	2,235	—
Investment in Laramie Energy, LLC	(55,000)	(13,764)
Net cash used in investing activities	(57,241)	(23,511)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	—	300
Proceeds from borrowings	—	7,500
Repayments of borrowings	(5,114)	(34,712)
Net borrowings on deferred payment arrangement	5,566	—
Payment of deferred loan costs	—	(1,254)
Purchase of common stock for retirement	(186)	—
Contingent consideration settlement	(1,084)	—
Net cash used in financing activities	(818)	(28,166)
Net increase (decrease) in cash and cash equivalents	(46,030)	35,095
Cash and cash equivalents at beginning of period	167,788	89,210
Cash and cash equivalents at end of period	$121,758	$124,305
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(2,746)	$(415)
Taxes	139	—
Non-cash investing and financing activities
Accrued capital expenditures	$2,439	$2,060

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly-owned subsidiaries ("Par" or the "Company") manage and maintain interests in energy and infrastructure businesses. Currently, we operate in three primary business segments:
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
We also own a 42.3% equity investment in Laramie Energy, LLC ("Laramie Energy"), a joint venture entity operated by Laramie Energy II, LLC ("Laramie") focused on producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado.
In addition to the three operating segments described above, we have two additional reportable segments: (i) Texadian and (ii) Corporate and Other. Texadian focuses on sourcing, marketing, transporting and distributing crude oil and refined products in the United States ("U.S.") and Canada. Corporate and Other includes administrative costs and several small non-operated oil and gas interests that were owned by our predecessor.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Par Pacific Holdings, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported in our condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year, or for any other period. The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual amounts could differ from these estimates. Significant estimates include the fair value of assets and liabilities, inventory valuation, derivatives, asset retirement obligations and contingencies and litigation accruals.
Accounting Principles Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

annual periods beginning after December 15, 2016. ASU 2014-09 allows for either full retrospective adoption or modified retrospective adoption. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). This ASU amends the guidance on identifying performance obligations and the implementation guidance on licensing. ASU 2016-08 and ASU 2016-10 have the same effective date as the new revenue standard (as amended). We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our financial condition, results of operations or cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018 and early application is permitted. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
In March 2016, the FASB also issued ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. ASU 2016-07 is effective for interim periods and fiscal years beginning after December 15, 2016, and early application is permitted. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
In March 2016, the FASB also issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016. Early application is permitted and requires that adjustments be reflected as of the beginning of the fiscal year that includes the interim period of adoption. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
Note 3—Investment in Laramie Energy, LLC
We have a 42.3% ownership interest in Laramie Energy, a joint venture entity focused on producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado. Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $170 million. As of March 31, 2016, the balance outstanding on the revolving credit facility was approximately $131 million. We are guarantors of Laramie Energy's credit

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

facility, with recourse limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
On March 1, 2016, Laramie Energy acquired and assumed operatorship of certain properties in the Piceance Basin for $157.5 million, subject to customary purchase price adjustments ("Laramie Purchase"). In connection with the Laramie Purchase, we acquired additional membership interests of Laramie Energy for an aggregate cash purchase price of $55 million. As a result of this transaction, our ownership interest in Laramie Energy increased from 32.4% to 42.3%.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Three Months Ended March 31, 2016
Beginning balance	$76,203
Equity losses from Laramie	(3,125)
Accretion of basis difference	1,254
Investments	55,000
Ending balance	$129,332
Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2016	December 31, 2015
Current assets	$14,071	$8,511
Non-current assets	668,721	514,206
Current liabilities	11,997	18,158
Non-current liabilities	191,814	98,624

	Three Months Ended March 31,
	2016	2015
Natural gas and oil revenues	$14,693	$10,737
Loss from operations	(11,124)	(7,079)
Net loss	(2,579)	(6,080)
 The net loss for the three months ended March 31, 2016 includes $7.6 million of depreciation, depletion and amortization ("DD&A") expense and $5.9 million of unrealized gain on derivative instruments. The net loss for the three months ended March 31, 2015 includes $7.4 million of DD&A and $0.7 million of unrealized losses on derivative instruments.
As of March 31, 2016 and December 31, 2015, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $73.3 million and $55.4 million, respectively. This difference arose primarily due to an other-than-temporary impairment of our equity investment in Laramie Energy in 2015 and our recent increase in ownership. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
On April 1, 2015, we completed the acquisition of Par Hawaii Inc. ("PHI"), a Hawaii corporation, which owns 100% of the outstanding membership interests in Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”). Net cash consideration was $74.4 million, including the working capital settlement of $1.0 million paid in September 2015. In connection with the acquisition, Mid Pac's pre-existing debt was fully repaid on the closing date for $45.3 million. The acquisition and debt repayment were funded with cash on hand and $55 million of borrowings under the Credit Agreement with the Bank of Hawaii ("Mid Pac Credit Agreement").
We accounted for the acquisition of Mid Pac as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Mid Pac's, and utilization of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. In addition, we recorded certain other identifiable intangible assets including trade names and customer relationships. These intangible assets will be amortized over their estimated useful lives on a straight line basis, which approximates their consumptive life.
During the three months ended March 31, 2016, the purchase price allocation was adjusted to record an increase to tax receivables and a decrease to goodwill of $0.6 million. The tax receivable of $0.6 million relates to periods prior to the Mid Pac acquisition and was recorded in connection with a tax refund received by Mid Pac in March 2016. As of March 31, 2016, we have finalized the Mid Pac acquisition purchase price allocation.
The results of operations of Mid Pac were included in our refining, retail and logistics results beginning April 1, 2015. For the three months ended March 31, 2016, our results of operations included revenues of $41.0 million and net income of $4.2 million related to Mid Pac. The following unaudited pro forma financial information presents our consolidated revenues and net income income as if the Mid Pac acquisition had been completed on January 1, 2014 (in thousands):

Three Months Ended March 31, 2015
Revenues (1)	$570,861
Net income (1)	2,191
_______________________________________________________

(1)
The results of operations of Mid Pac for the three months ended March 31, 2016, are included in our condensed consolidated statements of operations for the entire period; therefore, the pro forma financial information for the three months ended March 31, 2016 is not presented in the table above.

Note 5—Inventories
Inventories at March 31, 2016 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$4,435	$42,612	$47,047
Refined products and blendstock	22,013	60,670	82,683
Warehouse stock and other	16,759	—	16,759
Total	$43,207	$103,282	$146,489
Inventories at December 31, 2015 consist of the following (in thousands):

	Titled Inventory	Supply and Exchange Agreements (1)	Total
Crude oil and feedstocks	$18,404	$68,126	$86,530
Refined products and blendstock	28,023	87,608	115,631
Warehouse stock and other	17,276	—	17,276
Total	$63,703	$155,734	$219,437
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements for further information.
The reserve for the lower of cost or net realizable value of inventory was $0.8 million and $23.7 million as of March 31, 2016 and December 31, 2015, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Advances to suppliers for crude oil purchases	$—	$36,247
Collateral posted with broker for derivative instruments	15,289	20,926
Prepaid insurance	4,753	6,773
Derivative assets	427	4,577
Other	7,120	6,914
Total	$27,589	$75,437
Note 7—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or third parties. The agreements also provide for the lease to J. Aron of crude oil and certain refined product storage facilities. Following expiration or termination of the agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then current market prices. Our obligations under the agreements are secured by a security interest on substantially all of the assets of our subsidiary Par Hawaii Refining, LLC ("PHR"), a security interest on the equity interests held by our wholly-owned subsidiary, Par Petroleum, LLC in PHR and a mortgage whereby PHR granted to J. Aron a lien on all real property and improvements owned by PHR, including our refinery.
While title to the crude oil and certain refined product inventories will reside with J. Aron, the Supply and Offtake Agreements will be accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included on our condensed consolidated balance sheet until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.
For the three months ended March 31, 2016, we incurred approximately $1.9 million in handling fees related to the Supply and Offtake Agreements, which is included in Cost of revenues on our condensed consolidated statements of operations. For the three months ended March 31, 2016, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.6 million of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the deferred payment arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of March 31, 2016, the capacity of the Deferred Payment Arrangement was $67.4 million and we had $40.9 million outstanding.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement ("Fee Agreement") to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the remainder of the term of the Supply and Offtake Agreements for an

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

additional $14.6 million to be settled in eighteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of March 31, 2016, the receivable was $26.9 million.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 9—Derivatives for further information.
Supply and Exchange Agreements
On September 25, 2013, we entered into several agreements with Barclays Bank PLC ("Barclays"), referred to collectively as the Supply and Exchange Agreements, for the purpose of managing our working capital and the crude oil and refined product inventory at the refinery. Effective July 31, 2014, we supplemented the Supply and Exchange Agreements by entering into the Refined Product Supply Master Confirmation, pursuant to which Barclays may provide refined product supply and intermediation arrangements to us. Upon execution of the Supply and Offtake Agreements, we terminated the Supply and Exchange Agreements with Barclays, subject to certain obligations to reimburse Barclays for third-party claims.
For the three months ended March 31, 2015, we incurred approximately $3.9 million in handling fees related to the Supply and Exchange Agreements, which is included in Cost of revenues on our condensed consolidated statements of operations.
Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.4 million for the three months ended March 31, 2015.
Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2016	December 31, 2015
KeyBank Credit Agreement	$107,250	$110,000
Term Loan	60,119	60,119
Principal amount of long-term debt	167,369	170,119
Less: unamortized discount	(666)	(899)
Less: deferred financing costs	(3,697)	(4,008)
Total debt, net of unamortized discount and deferred financing costs	163,006	165,212
Less: current maturities	(11,000)	(11,000)
Long-term debt, net of current maturities	$152,006	$154,212
Our debt is subject to various affirmative and negative covenants. As of March 31, 2016, we were in compliance with all debt covenants.
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
Note 9—Derivatives
    We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and future sales of refined products. The derivative contracts that we execute to manage our price risk include exchange traded futures, options and over-the-counter (“OTC”) swaps. Our futures, options and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues on our condensed consolidated statements of operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues on our condensed consolidated statements of operations.
We have entered into forward purchase contracts for crude oil and forward sales contracts of refined products. We elect the normal purchases normal sales ("NPNS") exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs.
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. As of March 31, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 10—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
At March 31, 2016, our open commodity derivative contracts represent:

•	futures sales of 255 thousand barrels that economically hedge our forecasted sales of refined products;

•	purchased OTC swaps of 211 thousand barrels that economically hedge the difference between our actual inventory levels and target inventory levels under the Supply and Offtake Agreements;

•	futures sales of 135 thousand barrels that economically hedge our physical inventory for our Texadian segment; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and swaps of 15 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2016 and December 31, 2015 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2016	December 31, 2015
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	427	4,577
Commodity derivatives (1)	Other accrued liabilities	(7,519)	(9,534)
Commodity derivatives (1)	Other liabilities	(3,781)	(4,925)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(13,166)	9,810
Interest rate derivatives	Other accrued liabilities	(755)	—
Interest rate derivatives	Other liabilities (2)	136	—
_________________________________________________________

(1)
Does not include cash collateral of $15.3 million and $20.9 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of March 31, 2016 and December 31, 2015, respectively.

(2)	The interest rate derivatives are included in Other liabilities pursuant to a Master Netting Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operation Location	2016	2015
Commodity derivatives	Cost of revenues	$(6,855)	$(2,834)
J. Aron repurchase obligation derivative	Cost of revenues	(22,976)	—
Interest rate derivatives	Interest expense	(756)	—
Note 10—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants
As of March 31, 2016 and December 31, 2015, we had 345,135 common stock warrants outstanding. Beginning with the first quarter 2016, we estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and market price of our common stock which is a Level 3 fair value measurement. Previously, we estimated the fair value of our outstanding common stock warrants using a simulation model, which is considered to be a Level 3 fair value measurement. Significant inputs used in the simulation model as of December 31, 2015 include:

December 31, 2015
Stock price	$23.54
Weighted average exercise price	$0.10
Term (years)	6.67
Risk-free rate	2.04%
Expected volatility	43.0%
The expected volatility is based on the 7-year historical volatilities of comparable public companies. The estimated fair value of the common stock warrants was $18.70 and $23.47 per share as of March 31, 2016 and December 31, 2015, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the simulation models will have a significant impact to the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, decreases in the value of our common stock will result in a decrease in the value of the common stock warrants.
Derivative instruments
    We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and future sales of refined products. We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. Please read Note 9—Derivatives for further information on derivatives.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues on our condensed consolidated statements of operations.
Contingent consideration
The cash consideration for our acquisition of PHR may be increased pursuant to an earnout provision. The liability is remeasured at the end of each reporting period using an estimate based on actual results to date and a Monte Carlo simulation analysis for future periods. Significant inputs used in the valuation model include estimated future gross margin, annual gross margin volatility and a present value factor. We consider this to be a Level 3 fair value measurement. Please read Note 11—Commitments and Contingencies for further discussion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2016 and December 31, 2015 are presented gross in the tables below (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$473	$34,273	$—	$34,746	$(34,319)	$427
Interest rate derivatives	—	136	—	136	(136)	—
Total	$473	$34,409	$—	$34,882	$(34,455)	$427

Liabilities
Common stock warrants	$—	$—	$(6,452)	$(6,452)	$—	$(6,452)
Contingent consideration	—	—	(20,320)	(20,320)	—	(20,320)
Commodity derivatives	(64)	(45,555)	—	(45,619)	34,319	(11,300)
J. Aron repurchase obligation derivative	—	—	(13,166)	(13,166)	—	(13,166)
Interest rate derivatives	—	(755)	—	(755)	136	(619)
Total	$(64)	$(46,310)	$(39,938)	$(86,312)	$34,455	$(51,857)

	December 31, 2015
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$429	$33,797	$—	$34,226	$(29,649)	$4,577
J. Aron repurchase obligation derivative	—	—	9,810	9,810	(9,810)	—
Total	$429	$33,797	$9,810	$44,036	$(39,459)	$4,577

Liabilities
Common stock warrants	$—	$—	$(8,096)	$(8,096)	$—	$(8,096)
Contingent consideration	—	—	(27,581)	(27,581)	—	(27,581)
Commodity derivatives	(396)	(43,712)	—	(44,108)	29,649	(14,459)
J. Aron repurchase obligation derivative	—	—	—	—	9,810	9,810
Total	$(396)	$(43,712)	$(35,677)	$(79,785)	$39,459	$(40,326)
_________________________________________________________

(1)
Does not include cash collateral of $22.3 million and $27.9 million as of March 31, 2016 and December 31, 2015, respectively included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, at beginning of period	$(25,867)	$(21,254)
Settlements	1,084	—
Total unrealized income (loss) included in earnings	(15,155)	(9,951)
Balance, at end of period	$(39,938)	$(31,205)
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016
	Carrying Value	Fair Value (1)
KeyBank Credit Agreement (2)	$107,250	$107,250
Term Loan	60,119	62,893
Common stock warrants	6,452	6,452
Contingent consideration	20,320	20,320

	December 31, 2015
	Carrying Value	Fair Value (1)
KeyBank Credit Agreement (2)	$110,000	$110,000
Term Loan	60,119	62,037
Common stock warrants	8,096	8,096
Contingent consideration	27,581	27,581
_________________________________________________________

(1)	The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy.

(2)	Fair value approximates carrying value due to the floating rate interest which approximates a current market rate.
We estimate the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 9.57% and 9.63% as of March 31, 2016 and December 31, 2015, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 11—Commitments and Contingencies
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

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
United Steelworkers Union Dispute
A portion of our employees at the refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement.  On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith.  On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement.  Arbitration has not yet been scheduled.  PHR denies the USW’s allegations and intends to vigorously defend itself in connection with such claim in the grievance/arbitration process and any subsequent proceeding before the NLRB.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

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
In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001- 2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers ("RINs") will be required to fulfill the federal mandate for renewable fuels.
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
Environmental Agreement
On September 25, 2013, Hawaii Pacific Energy (a wholly-owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro Corporation ("Tesoro") and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree as described below.
Consent Decree
PHR and subsidiaries of Tesoro are currently negotiating a consent decree with the EPA and the U.S. Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our refinery. It is anticipated that the Consent Decree will be finalized sometime during the second quarter of 2016 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.  We expect a portion of these capital improvements will be made in 2016 in connection with a regularly scheduled turnaround of our refinery.
We estimate the cost of compliance with the final decree could be $20 million to $30 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing PHR for all reasonable third-party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on PHR arising from the Consent Decree to the extent related to acts or omission of Tesoro or PHR prior to September 25, 2013 (the "Closing Date"). Tesoro’s obligation to reimburse PHR for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date.
Indemnification
In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties and covenants in the Environmental Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by PHR prior to the Closing Date, certain groundwater remediation work, fines or penalties imposed on PHR by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and to claims and losses related to the Pearl City Superfund Site.
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
As of March 31, 2016, two claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. A total of 10 claims were settled during the three months ended March 31, 2016, subject to final documentation and related approvals.
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
Note 12—Stockholders' Equity
Incentive Plan
For the three months ended March 31, 2016, we recognized compensation costs of approximately $0.7 million, $1.1 million and $0.4 million in General and administrative expense on our condensed consolidated statements of operations related to restricted stock awards, restricted stock units and stock option awards under the Par Petroleum Corporation 2012 Long-term Incentive Plan ("LTIP"), respectively. For the three months ended March 31, 2015, we recognized compensation costs of approximately $0.9 million and $0.3 million in General and administrative expense on our condensed consolidated statements of operations related to restricted stock awards and stock option awards under the LTIP, respectively. We recognized no compensation costs related to restricted stock units for the three months ended March 31, 2015. During the three months ended March 31, 2016, we granted 114 thousand shares of restricted stock and restricted stock units with a fair value of approximately $2.3 million. During the three months ended March 31, 2016, we granted no stock options. As of March 31, 2016, there was approximately $9.7 million of total unrecognized compensation costs related to restricted stock and stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.67 years.
During the fourth quarter of 2015, our board of directors authorized an increase in the number of shares issuable under the LTIP, subject to shareholder approval. Additionally, we issued an aggregate of 1.1 million options to our new President and Chief Executive Officer, our Chairman and our Vice Chairman of our board of directors, each with an exercise price of $21.44. In the first quarter of 2016, we issued an aggregate of approximately 52 thousand stock options with an exercise price of $22.99 and approximately 34 thousand shares of restricted stock to our Chief Financial Officer, Senior Vice President and General Counsel and Senior Vice President of Mergers and Acquisitions. These stock option and restricted stock awards are also subject to shareholder approval, and therefore are not considered granted.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

Note 13—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 345 thousand shares and 749 thousand shares during the three months ended March 31, 2016 and 2015, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(18,673)	$462
Undistributed income allocated to participating securities	—	8
Net income (loss) attributable to common stockholders	$(18,673)	$454

Basic weighted-average common stock shares outstanding	40,974	37,188
Add: dilutive effects of common stock equivalents (1)	—	193
Diluted weighted-average common stock shares outstanding	40,974	37,381

Basic income (loss) per common share	$(0.46)	$0.01
Diluted income (loss) per common share	(0.46)	0.01
________________________________________________________

(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three months ended March 31, 2016.

For the three months ended March 31, 2016, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 439 thousand shares of unvested restricted stock and 658 thousand stock options, respectively. For the three months ended March 31, 2015, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of no shares of unvested restricted stock and 15 thousand stock options, respectively.
Note 14—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at March 31, 2016.
During the three months ended March 31, 2016 and 2015, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our NOL carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which some of our revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our refining, logistics, retail and Texadian segments. During the three months ended March 31, 2016 and 2015, we recognized a state tax benefit of $21 thousand and a state tax expense of $65 thousand, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Note 15—Segment Information
During the fourth quarter of 2015, we changed our reportable segments to separate our logistics operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. During the fourth quarter of 2015, we also began including all general and administrative and acquisition and integration costs in our Corporate and Other segment because we manage those costs on a consolidated basis. Additionally, effective in the fourth quarter of 2015, the crude oil and natural gas operations are included within the Corporate and Other reportable segment. Currently we report the results for the following five business segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other. For the three months ended March 31, 2016 and 2015, substantially all of our revenues from our logistics segment represent intercompany transactions that are eliminated in consolidation.
We previously reported results for the following four business segments: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production and (iv) Commodity Marketing and Logistics. We have recast the segment information for the three months ended March 31, 2015 below to conform to the current period presentation.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended March 31, 2016	Refining	Logistics	Retail	Texadian	Corporate, Eliminations and Other (1)	Total
Revenues	$336,405	$20,787	$68,501	$10,410	$(58,291)	$377,812
Costs of revenues	326,706	12,826	49,950	11,322	(58,416)	342,388
Operating expense, excluding DD&A	26,050	1,901	10,112	—	—	38,063
Lease operating expenses	—	—	—	—	114	114
Depreciation, depletion, and amortization	1,938	918	1,537	171	531	5,095
General and administrative expense	—	—	—	—	11,200	11,200
Acquisition and integration expense	—	—	—	—	671	671
Operating income (loss)	$(18,289)	$5,142	$6,902	$(1,083)	$(12,391)	$(19,719)
Interest expense and financing costs, net						(4,613)
Other expense, net						46
Change in value of common stock warrants						1,644
Change in value of contingent consideration						6,176
Equity losses from Laramie Energy, LLC						(1,871)
Loss before income taxes						(18,337)
Income tax expense						(336)
Net loss						$(18,673)

Capital expenditures	$2,631	$279	$844	$—	$722	$4,476
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $58.4 million for the three months ended March 31, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

Three months ended March 31, 2015	Refining	Logistics	Retail	Texadian	Corporate, Eliminations and Other (1)	Total
Revenues	$494,618	$19,718	$46,719	$40,954	$(58,398)	$543,611
Costs of revenues	451,509	10,525	33,430	40,916	(58,874)	477,506
Operating expense, excluding DD&A	24,935	1,420	5,925	—	—	32,280
Lease operating expenses	—	—	—	—	1,531	1,531
Depreciation, depletion, and amortization	1,676	591	593	229	162	3,251
General and administrative expense	—	—	—	—	10,125	10,125
Acquisition and integration expense	—	—	—	—	1,061	1,061
Operating income (loss)	$16,498	$7,182	$6,771	$(191)	$(12,403)	$17,857
Interest expense and financing costs, net						(5,557)
Other income, net						4
Change in value of common stock warrants						(5,022)
Change in value of contingent consideration						(4,929)
Equity loss from Laramie Energy, LLC						(1,826)
Income before income taxes						527
Income tax expense						(65)
Net income						$462

Capital expenditures	$2,260	$1,756	$398	$—	$333	$4,747
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $58.9 million for the three months ended March 31, 2015.
Note 16—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan.
Equity Group Investments ("EGI") and Whitebox - Service Agreements
On September 17, 2013, we entered into letter agreements (“Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF") and Whitebox Advisors, LLC ("Whitebox"), each of which owns 10% or more of our common stock directly or through affiliates. Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2016 and 2015

consideration of the services provided by EGI and Whitebox under the Services Agreements, we agreed to indemnify each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder.
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three months ended March 31, 2016 or 2015.
In October 2015, the Company terminated its Services Agreement with Whitebox.

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
During the fourth quarter of 2015, we changed our reportable segments to separate our logistics operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. We have five reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other. We previously reported results for the following four business segments: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production and (iv) Commodity Marketing and Logistics. We have recast the segment information for the three months ended March 31, 2015 to conform to the current period presentation. Please read Note 15—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Recent Events
On December 17, 2015, we entered into an equity commitment letter with Laramie Energy, pursuant to which we agreed to purchase certain membership interests of Laramie Energy for an aggregate cash purchase price of $55.0 million in connection with the closing of a purchase and sale agreement whereby Laramie Energy agreed to acquire certain properties in the Piceance Basin for $157.5 million, subject to customary purchase price adjustments. The transaction closed on March 1, 2016 and, upon the closing of the transaction, Laramie Energy assumed ownership and operatorship of the purchased properties and our ownership interest in Laramie Energy increased from 32.4% to 42.3%.
Results of Operations
Overview
During the three months ended March 31, 2016, we saw a weakening in crack spreads below mid-cycle levels, but were able to optimize margins by taking advantage of unique opportunities. In the first quarter of 2016 we exported 20 Mbpd, including high value mixed aromatics to Asia to benefit from of our long reformate position in a global octane shortage balance. Additionally, we increased our investment in Laramie as they completed an acquisition to increase their footprint in the Piceance Basin. We also took action to reduce activity in Texadian and lower the overhead associated with that segment and completed our integration of Par Hawaii, Inc.

The following table summarizes our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Change
Gross Margin
Refining	$9,699	$43,109	$(33,410)	(344)%
Logistics (1)	7,961	9,193	(1,232)	(15)%
Retail	18,551	13,289	5,262	28%
Texadian	(912)	38	(950)	104%
Corporate and Other (2)	125	476	(351)	(281)%
Total gross margin	35,424	66,105
Operating expense, excluding depreciation, depletion, and amortization expense	38,063	32,280	5,783	15%
Lease operating expense	114	1,531	(1,417)	(1,243)%
Depreciation, depletion, and amortization	5,095	3,251	1,844	36%
General and administrative expense	11,200	10,125	1,075	10%
Acquisition and integration costs	671	1,061	(390)	(58)%
Total operating expenses	55,143	48,248
Operating income (loss)	(19,719)	17,857
Other income (expense)
Interest expense and financing costs, net	(4,613)	(5,557)	944	(20)%
Other income (expense), net	46	4	42	91%
Change in value of common stock warrants	1,644	(5,022)	6,666	405%
Change in value of contingent consideration	6,176	(4,929)	11,105	180%
Equity losses from Laramie Energy, LLC	(1,871)	(1,826)	(45)	2%
Total other expense, net	1,382	(17,330)
Income (loss) before income taxes	(18,337)	527
Income tax expense	(336)	(65)	(271)	81%
Net income (loss)	$(18,673)	$462
_______________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)	Includes eliminations of intersegment revenues and cost of revenues of $58.4 million and $58.9 million for the three months ended March 31, 2016 and 2015, respectively.

Below is a summary of key operating statistics for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Refining Segment
Total Crude Oil Throughput (Mbpd)	74.2	74.8
Source of Crude Oil:
North America	64.6%	45.9%
Latin America	7.2%	13.1%
Africa	4.1%	11.4%
Asia	24.1%	20.9%
Middle East	—%	8.7%
Total	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.4%	27.1%
Distillate	41.2%	44.5%
Fuel oils	22.1%	21.0%
Other products	6.7%	4.5%
Total yield	96.4%	97.1%

Refined product sales volume (Mbpd)
On-island sales volume	60.8	64.4
Exports sale volume	20.6	17.7
Total refined product sales volume	81.4	82.1

4-1-2-1 Singapore Crack Spread (1) ($ per barrel)	$3.39	$7.84
4-1-2-1 Mid Pacific Crack Spread (1) ($ per barrel)	4.48	9.09
Mid Pacific Crude Oil Differential (2) ($ per barrel)	(2.10)	(2.42)
Adjusted refining margin per bbl ($/throughput bbl) (3)	4.51	6.60
Production costs before DD&A expense per barrel ($/throughput bbl) (4)	3.74	3.88
Net operating margin per bbl ($/throughput bbl) (5)	0.77	2.72

Retail Segment
Retail sales volumes (thousands of gallons)	22,286	12,166

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	76.2	74.3
Refined product pipelines	74.5	74.5
Total pipeline throughput	150.7	148.8
________________________________________________________

(1)
The profitability of our Hawaii business is heavily influenced by crack spreads in both the Singapore and U.S. West Coast markets. These markets reflect the closest, liquid market alternatives to source refined products for Hawaii. We believe the Singapore and Mid Pacific crack spreads (or four barrels of Brent crude converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel) and one barrel of fuel oil) best reflect a market indicator for our operations. The Mid Pacific crack spread is calculated using a ratio of 80% Singapore and 20% San Francisco indexes.

(2)
Weighted-average differentials, excluding shipping costs, of a blend of crudes with an API of 31.98 and sulfur weight percentage of 0.65% that is indicative of our typical crude oil mix quality compared to Brent crude.

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
Gross margin should not be considered an alternative to operating income (loss), net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin presented by other companies may not be comparable to our presentation since each company may define this term differently.
The following table presents a reconciliation of gross margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross Margin
Refining	$9,699	$43,109
Logistics (1)	7,961	9,193
Retail	18,551	13,289
Texadian	(912)	38
Corporate and Other (2)	125	476
Total gross margin	35,424	66,105
Operating expense, excluding depreciation, depletion, and amortization expense	38,063	32,280
Lease operating expense	114	1,531
Depreciation, depletion, and amortization	5,095	3,251
General and administrative expense	11,200	10,125
Acquisition and integration costs	671	1,061
Total operating expenses	55,143	48,248
Operating income (loss)	$(19,719)	$17,857
______________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)	Includes eliminations of intersegment revenues and cost of revenues of $58.4 million and $58.9 million for the three months ended March 31, 2016 and 2015, respectively.

Adjusted Refining Margin
Adjusted Refining Margin is used to calculate our adjusted refining margin per barrel, which we use to evaluate the economic performance of our refining business. We calculate adjusted refining margin as gross refining margin excluding (i) unrealized gains and losses on commodity derivatives held by the refining segment and (ii) the inventory valuation adjustment which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments and the impact of the embedded derivative repurchase obligation.
Gross refining margin is reconciled to the most directly comparable GAAP financial measure, operating income (loss) above. The following table presents a reconciliation of Adjusted Refining Margin to gross refining margin on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted Refining Margin	$32,151	$44,421
Unrealized loss on derivatives	(1,015)	(1,312)
Inventory valuation adjustment	(21,437)	—
Refining margin	$9,699	$43,109
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expenses, unrealized (gains) losses on derivatives, and inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments and the impact of the embedded derivative repurchase obligation). Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest, taxes, depreciation, depletion and amortization and equity (earnings) losses from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures to assess:

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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$5,407	$22,400
Income tax expense	(336)	(65)
Equity losses from Laramie Energy, LLC	(1,871)	(1,826)
Interest expense and financing costs, net	(4,613)	(5,557)
Depreciation, depletion and amortization	(5,095)	(3,251)
Adjusted net income (loss)	(6,508)	11,701
Change in value of contingent consideration	6,176	(4,929)
Change in value of common stock warrants	1,644	(5,022)
Acquisition and integration expense	(671)	(1,061)
Unrealized loss on derivatives	(992)	(2,406)
Inventory valuation adjustment	(18,322)	2,179
Net income (loss)	$(18,673)	$462
Discussion of Results of Operations
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Refining Gross Margin. For the three months ended March 31, 2016, our refining gross margin was approximately $9.7 million, a decrease of $33.4 million compared to $43.1 million for the three months ended March 31, 2015. The decrease is primarily due to lower crack spreads and lower on-island sales volumes during the quarter. The 4-1-2-1 Mid Pacific crack spread decreased 50% from $9.09 per barrel during the first quarter of 2015 to $4.48 per barrel during the current quarter. On-island sales volumes decreased 5% from 64.4 thousand barrels per day during the first quarter of 2015 to 60.8 thousand barrels per day during the current quarter mainly driven by timing of jet fuel draws and low sulfur fuel oil demand due to a turnaround by a utility customer. On-island sales volumes typically have a higher margin due to lower delivery costs.
Logistics Gross Margin. For the three months ended March 31, 2016, our logistics gross margin was approximately $8.0 million, a decrease of $1.2 million compared to $9.2 million for the three months ended March 31, 2015. The decrease is primarily due to a $0.6 million refund of insurance premiums received in the first quarter 2015 and higher costs related to the acquired Mid Pac assets coupled with a decrease in on-island sales volumes, which impacts the fees earned by this segment, during the first quarter of 2016.
Retail Gross Margin. For the three months ended March 31, 2016, our retail gross margin was approximately $18.6 million, an increase of $5.3 million when compared to $13.3 million for the three months ended March 31, 2015. The increase is primarily due to the acquisition of Mid Pac on April 1, 2015 which contributed to higher sales volumes offset by a decrease in sales prices of 19% during the current quarter as compared to the first quarter of 2015. The decrease in sales prices caused a compression in margin as costs did not decrease at the same rate as sales prices.
Texadian Gross Margin. For the three months ended March 31, 2016, our Texadian gross margin was a loss of approximately $0.9 million, a decrease of $1.0 million compared to $38 thousand for the three months ended March 31, 2015. The decrease is primarily due to lower margins available for moving crude oil from Canada to the U.S. Gulf Coast due to market conditions and an overall decrease in activity.
Corporate and Other Gross Margin. For the three months ended March 31, 2016, our corporate and other gross margin was $0.1 million, a decrease of $0.4 million compared to $0.5 million for the three months ended March 31, 2015. The decrease is primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Operating Expense. For the three months ended March 31, 2016, operating expense was approximately $38.1 million, an increase of $5.8 million when compared to $32.3 million for the three months ended March 31, 2015. The increase is primarily due to the acquisition of Mid Pac on April 1, 2015.

Depreciation, Depletion and Amortization. For the three months ended March 31, 2016, DD&A expense was approximately $5.1 million, an increase of $1.8 million compared to $3.3 million for the three months ended March 31, 2015. The increase is primarily due to assets acquired as part of the Mid Pac acquisition on April 1, 2015.
General and Administrative Expense. For the three months ended March 31, 2016, general and administrative expense was approximately $11.2 million, an increase of $1.1 million when compared to $10.1 million for the three months ended March 31, 2015. The increase is primarily due to an increase in costs associated with the closing of our Canadian office that supported our Texadian operations.
Acquisition and Integration Costs. For the three months ended March 31, 2016, acquisition and integration costs were approximately $0.7 million, a decrease of $0.4 million when compared to $1.1 million for the three months ended March 31, 2015. The decrease is primarily due to higher costs related to obtaining regulatory approval for the Mid Pac acquisition in 2015 compared to integration costs in the three months ended March 31, 2016.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2016, our interest expense and financing costs were approximately $4.6 million, a decrease of $0.9 million when compared to $5.6 million for the three months ended March 31, 2015. The decrease was primarily due to lower interest costs associated with our Term Loan partially offset by an increase in interest costs associated with our retail operations. The Term Loan interest decreased due to a lower principal amount outstanding during the first quarter 2016 and lower interest rates in effect in 2016 as a result of paying cash for interest rather than paying interest in kind. Interest expense associated with our retail operations increased due to higher principal amounts outstanding under the KeyBank credit agreement compared to the terminated HIE Retail credit agreement.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2016, the change in value of common stock warrants resulted in a gain of approximately $1.6 million, a change of $6.6 million when compared to a loss of approximately $5.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, our stock price decreased from $23.54 per share as of December 31, 2015 to $18.76 per share as of March 31, 2016 which resulted in a decrease in the fair value of the common stock warrants. During the three months ended March 31, 2015, our stock price increased from $16.25 as of December 31, 2014 to $23.21 per share as of March 31, 2015.
Change in Value of Contingent Consideration. For the three months ended March 31, 2016, the change in value of our contingent consideration liability resulted in a gain of approximately $6.2 million, a change of $11.1 million when compared to a loss of $4.9 million for the three months ended March 31, 2015. The contingent consideration relates to the acquisition of PHR which occurred on September 25, 2013 and the change in value during the three months ended March 31, 2016 is due to reaching an agreement on the contingent consideration owed related to 2015 performance and a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads.
Income Taxes. For the three months ended March 31, 2016, we recorded an expense of $0.3 million due to alternative minimum tax of $357 thousand offset by a state tax benefit of $21 thousand. The federal tax benefit or expense related to normal operations is generally offset by changes in the valuation allowance related to our NOL carryforwards.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2016, Adjusted EBITDA was $5.4 million compared to $22.4 million for the three months ended March 31, 2015. The change is primarily related to lower crack spreads, lower on-island sales and costs related to reducing activity in our Texadian segment.
For the three months ended March 31, 2016, Adjusted Net Income (Loss) was a loss of $6.5 million when compared to income of $11.7 million for the three months ended March 31, 2015. The change is primarily related to lower crack spreads, lower on-island sales and costs relates to reducing activity in our Texadian segment.
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

    The following table summarizes our liquidity position as of April 29, 2016 and March 31, 2016 (in thousands):

April 29, 2016	Par Hawaii Refining	HIE Retail	Mid Pac	Texadian	KeyBank Credit Agreement	Corporate and Other	Total
Cash and cash equivalents	$26,440	$9,891	$13,084	$12,916	$—	$13,321	$75,652
Revolver availability	—	—	—	—	5,000	—	5,000
Deferred Payment Arrangement availability (1)	40,359	—	—	—	—	—	40,359
Total available liquidity	$66,799	$9,891	$13,084	$12,916	$5,000	$13,321	$121,011
 ________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.

March 31, 2016	Par Hawaii Refining	HIE Retail	Mid Pac	Texadian	KeyBank Credit Agreement	Corporate and Other	Total
Cash and cash equivalents	$65,765	$11,379	$13,187	$14,324	$—	$17,103	$121,758
Revolver availability	—	—	—	—	5,000	—	5,000
Deferred Payment Arrangement availability (1)	26,491	—	—	—	—	—	26,491
Total available liquidity	$92,256	$11,379	$13,187	$14,324	$5,000	$17,103	$153,249
 ________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.
The change in our liquidity position from March 31, 2016 to April 29, 2016 was primarily attributable to advance payments for product purchases, refinery turnaround expenditures, and results of operations.
As of March 31, 2016, we had access to the J. Aron Deferred Payment Arrangement, the KeyBank Credit Agreement and cash on hand of $121.8 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory of our refinery. Generally, the primary uses of our capital resources have been in the operations of our refining segment, our retail segment, our Texadian segment, payments related to the acquisition of Mid Pac, cash capital contributions to Laramie Energy and payments of operating expenses related to our natural gas and crude oil assets.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital and debt service requirements for the next 12 months. The refinery turnaround costs of approximately $30 million to $35 million are expected to be funded through operating cash flows. Additionally, we may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$12,029	$86,772
Net cash used in investing activities	(57,241)	(23,511)
Net cash used in financing activities	(818)	(28,166)
Net cash provided by operating activities was approximately $12.0 million for the three months ended March 31, 2016, which resulted from a net loss of approximately $18.7 million, non-cash charges to operations of approximately $4.0 million and net cash provided by changes in operating assets and liabilities of approximately $26.7 million. Net cash provided by operating activities was approximately $86.8 million for the three months ended March 31, 2015, which resulted from net income of approximately $0.5 million, non-cash charges to operations of approximately $23.7 million and net cash provided by changes in operating assets and liabilities of approximately $62.6 million.

For the three months ended March 31, 2016, net cash used in investing activities was approximately $57.2 million and primarily related to an investment in Laramie Energy of $55.0 million in connection with its acquisition of additional natural gas and oil properties. Net cash used in investing activities was approximately $23.5 million for the three months ended March 31, 2015 and was primarily related to an investment in Laramie Energy of $13.8 million, additions to property and equipment of approximately $4.7 million and a $5.0 million deposit for the acquisition of Mid Pac.
Net cash used in financing activities for the three months ended March 31, 2016 was approximately $0.8 million and consisted primarily of repayments of debt of approximately $5.1 million and a $1.1 million payment related to contingent consideration for the PHR acqusition. These outflows were partially offset by proceeds from the J. Aron deferred payment arrangement of $5.6 million. Net cash used in financing activities for the three months ended March 31, 2015 was approximately $28.2 million and consisted primarily of net repayments on debt of approximately $27.2 million.
Capital Expenditures
Our capital expenditures excluding acquisitions for the three months ended March 31, 2016 totaled approximately $4.5 million and were primarily related to our refinery and information technology systems. We also funded $55.0 million for investments in Laramie Energy. Our capital expenditure budget for 2016, including major maintenance costs, ranges from $50 million to $55 million and primarily relates to scheduled turnaround expenditures, as well as projects to improve our refinery reliability and efficiency and upgrades to our information technology systems.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Point Arguello. On March 23, 2016, we entered into a settlement agreement with Whiting Oil and Gas Corporation (“Whiting”), whereby we paid Whiting an aggregate of $3.9 million to transfer the entirety of our interest in the Point Arguello Unit offshore California (“Point Arguello”) to Whiting and to satisfy any and all obligations in respect of such interest in Point Arguello.
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties. Please read Note 7—Inventory Financing Agreements for more information.
Consent Decree. PHR and subsidiaries of Tesoro are currently negotiating a consent decree with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our refinery. It is anticipated that the Consent Decree will be finalized during the second quarter of 2016 and will require certain capital improvements to our refinery to reduce emissions of air pollutants.  We expect a portion of these capital improvements will be made in 2016 in connection with a regularly scheduled turnaround of our refinery.
We estimate the cost of compliance with the final Consent Decree could be $20 million to $30 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing PHR for all reasonable third-party capital expenditures incurred for the construction, installation and commissioning of such capital projects and for the payment of any fines or penalties imposed on PHR arising from the Consent Decree to the extent related to acts or omission of Tesoro or PHR prior to the Closing Date. Tesoro’s obligation to reimburse PHR for such fines and penalties is not subject to a monetary limitation; however, the obligation relating to fines and penalties terminates on the third anniversary of the Closing Date. Please read Note 11—Commitments and Contingencies for more information.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; the ability of Tesoro and the Company to finalize the Consent Decree; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of the refinery turnaround; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; the anticipated results of the Mid Pac earnout and indemnity dispute; estimated costs of compliance with the final Tesoro Consent Decree and estimated costs to settle claims remaining in the General Trust; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding certain tax liabilities; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity and cash flows. These and other forward-looking statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described above and under Critical Accounting Policies and Risk Factors included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by commodity price volatility. Our revenues fluctuate with refined product prices and our cost of revenues fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date throughput of 74.2 thousand barrels per day, would change annualized operating income by approximately $26.7 million. This estimate may differ from actual results.
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
Our Supply and Offtake Agreements with J. Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J. Aron. Please read Note 7—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales and inventory. Our open futures and OTC swaps expire at various dates through June 30, 2016. At March 31, 2016, these open commodity derivative contracts represent:

•	futures sales of 255 thousand barrels that economically hedge our forecasted sales of refined products;

•	purchased OTC swaps of 211 thousand barrels that economically hedge the difference between our actual inventory levels and target inventory levels under the Supply and Offtake Agreements; and

•	futures sales of 135 thousand barrels that economically hedge our physical inventory for our Texadian segment.
Based on our net open positions at March 31, 2016, a $1 change in the price of crude oil, assuming all other factors remain constant, would have an immaterial effect on the fair value of these derivative instruments and cost of revenues.
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 74 thousand barrels per day of crude oil during the refining process. We have economically hedged our internally consumed fuel cost by purchasing option collars and OTC swaps at a rate of 52 thousand barrels per month through December 2017 and 15 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $54.09 per barrel to a ceiling of $62.57 per barrel. The OTC swaps have a weighted-average price of $43.87.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of qualified Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of March 31, 2016, $107.3 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements, for which we pay a charge based on 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues and interest expense of approximately $2.0 million and $1.2 million per year, respectively.
We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. As of March 31, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties.We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2016, an evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, we performed additional integration activities to conform and enhance the consistency of the information technology systems utilized across the Company.  There were no other changes during the quarter ended March 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 11—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
There were no sales of equity securities during the three months ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended.
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2016:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January1 - January 31, 2016	1,903	$24.00	—	—
February 1 - February 29, 2016	153	22.69	—	—
March 1 - March 31, 2016	7,857	18.67	—	—
Total	9,913	$19.76	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLSOURE
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

4.6	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.7	Form of Par Petroleum Corporation Shareholder Subscription Rights Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 22, 2014.

10.1	Amendment to Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K filed on March 3, 2016.

10.2	Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan dated as of February 16, 2016. *

10.3	Par Petroleum Corporation 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 21, 2012.

10.4+	Employment Offer Letter with Christopher Micklas dated December 2, 2013.*

10.5+	Initial Award with Christopher Micklas dated December 9, 2013. *

10.6+	Stock Award with Christopher Micklas dated December 9, 2014.*

10.7+	Employment Offer Letter with James Matthew Vaughn dated July 3, 2014.*

10.8+	Initial Award with James Matthew Vaughn dated November 5, 2014. *

10.9+	Stock Award with James Matthew Vaughn dated July 3, 2015.*

10.10+	Employment Offer Letter with Jim Yates dated March 10, 2015.*

10.11+	Initial Award with Jim Yates dated May 8, 2015.*

10.12+	Employment Offer Letter with Kelly Rosser dated January 2, 2014.*

10.13+	Initial Award with Kelly Rosser dated February 17, 2014.*

10.14
Third Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC dated February 22, 2016, by and among Laramie Energy II, LLC, Par Piceance Energy Equity LLC and the other members party thereto. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 3, 2016.

10.15
Unit Purchase Agreement dated February 22, 2016, by and among Laramie Energy, LLC, Par Piceance Energy Equity LLC, and the other parties thereto. Incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K filed March 3, 2016.

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
+    Management contracts and compensatory plans.

SIGNATURES
Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Date: May 5, 2016