Form 10-Q
period 2016-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2016-08-09
CIK 821483

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
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

41,178,623 shares of common stock, $0.01 par value, were outstanding as of August 3, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$164,137	$167,788
Restricted cash	747	748
Trade accounts receivable	62,788	68,342
Inventories	238,498	219,437
Prepaid and other current assets	59,695	75,437
Total current assets	525,865	531,752
Property and equipment
Property, plant and equipment	233,951	220,863
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	235,073	221,985
Less accumulated depreciation and depletion	(34,474)	(26,845)
Property and equipment, net	200,599	195,140
Long-term assets
Investment in Laramie Energy, LLC	112,385	76,203
Intangible assets, net	31,903	34,368
Goodwill	40,738	41,327
Other long-term assets	25,731	13,471
Total assets	$937,221	$892,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$11,000	$11,000
Obligations under inventory financing agreements	265,618	237,709
Accounts payable	30,176	27,428
Current portion of contingent consideration	1,042	19,880
Other accrued liabilities	53,389	69,023
Total current liabilities	361,225	365,040
Long-term liabilities
Long-term debt, net of current maturities	230,850	154,212
Common stock warrants	5,276	8,096
Contingent consideration	—	7,701
Long-term capital lease obligations	1,914	1,175
Other liabilities	12,321	15,426
Total liabilities	611,586	551,650
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2016 and December 31, 2015, 41,099,981 shares and 41,009,924 shares issued at June 30, 2016 and December 31, 2015, respectively	411	410
Additional paid-in capital	531,951	515,165
Accumulated deficit	(206,727)	(174,964)
Total stockholders’ equity	325,635	340,611
Total liabilities and stockholders’ equity	$937,221	$892,261

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$413,793	$583,759	$791,604	$1,127,370

Operating expenses
Cost of revenues (excluding depreciation)	364,662	505,031	707,051	982,537
Operating expense (excluding depreciation)	35,868	32,471	73,961	64,751
Lease operating expense	10	1,508	124	3,039
Depreciation, depletion and amortization	5,100	5,005	10,196	8,256
General and administrative expense	10,621	11,814	21,791	21,939
Acquisition and integration expense	845	470	1,516	1,531
Total operating expenses	417,106	556,299	814,639	1,082,053

Operating income (loss)	(3,313)	27,460	(23,035)	45,317

Other income (expense)
Interest expense and financing costs, net	(6,106)	(5,825)	(10,719)	(11,382)
Loss on termination of financing agreements	—	(19,229)	—	(19,229)
Other income (expense), net	67	(158)	116	(154)
Change in value of common stock warrants	1,176	3,313	2,820	(1,709)
Change in value of contingent consideration	3,552	(9,495)	9,728	(14,424)
Equity losses from Laramie Energy, LLC	(16,948)	(2,950)	(18,818)	(4,776)
Total other income (expense), net	(18,259)	(34,344)	(16,873)	(51,674)

Loss before income taxes	(21,572)	(6,884)	(39,908)	(6,357)
Income tax benefit	8,484	18,607	8,147	18,542
Net income (loss)	$(13,088)	$11,723	$(31,761)	$12,185

Earnings (loss) per share
Basic	$(0.32)	$0.31	$(0.77)	$0.32
Diluted	$(0.32)	$0.31	$(0.77)	$0.32
Weighted average number of shares outstanding
Basic	41,015	37,339	40,991	37,261
Diluted	41,015	37,363	40,991	37,319

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(31,761)	$12,185
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	10,196	8,256
Loss on termination of financing agreements	—	19,229
Non-cash interest expense	3,877	9,488
Change in value of common stock warrants	(2,820)	1,709
Change in value of contingent consideration	(9,728)	14,424
Deferred taxes	(8,573)	(18,542)
Stock-based compensation	3,479	2,976
Unrealized loss (gain) on derivative contracts	(5,408)	426
Equity losses from Laramie Energy, LLC	18,818	4,776
Net changes in operating assets and liabilities:
Trade accounts receivable	5,554	52,989
Prepaid and other assets	4,828	(4,704)
Inventories	(19,061)	(22,257)
Obligations under inventory financing agreements	26,936	45,711
Accounts payable and other accrued liabilities	(20,313)	(28,055)
Contingent consideration	(4,830)	—
Net cash (used in) provided by operating activities	(28,806)	98,611
Cash flows from investing activities
Acquisition of Par Hawaii, Inc.	—	(63,269)
Capital expenditures	(11,691)	(9,873)
Proceeds from sale of assets	2,323	—
Payment of deposit for Wyoming Refining Company acquisition	(5,000)	—
Investment in Laramie Energy, LLC	(55,000)	(27,529)
Net cash used in investing activities	(69,368)	(100,671)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	—	300
Proceeds from borrowings	111,550	90,900
Repayments of borrowings	(17,138)	(107,558)
Net borrowings on deferred payment arrangement	15,597	(770)
Payment of deferred loan costs	(3,283)	(5,872)
Purchase of common stock for retirement	(223)	—
Contingent consideration settlements	(11,980)	—
Proceeds from inventory financing agreements	—	271,000
Payments for termination of supply and exchange agreements	—	(256,947)
Net cash provided by (used in) financing activities	94,523	(8,947)
Net decrease in cash and cash equivalents	(3,651)	(11,007)
Cash and cash equivalents at beginning of period	167,788	89,210
Cash and cash equivalents at end of period	$164,137	$78,203
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(4,342)	$(1,224)
Taxes	138	262
Non-cash investing and financing activities
Accrued capital expenditures	$4,542	$1,687

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

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
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM") and trucking operations to distribute refined products throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii, Molokai and Kauai.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
For the Interim Periods Ended June 30, 2016 and 2015

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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). This ASU amends the guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Recission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11"). The amendments in ASU 2016-11 rescind certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. In addition, as a result of the amendments in ASU 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. In May 2016, the FASB also issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The amendments in this ASU improve guidance on assessing collectibility, presentation of sales taxes and other similar taxes, noncash consideration and completed contracts and contract modifications at transition. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
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
In March 2016, the FASB issued ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. ASU 2016-07 is effective for interim periods and fiscal years beginning after December 15, 2016, and early application is permitted. We do not expect the adoption of ASU 2016-07 to have a material impact on our financial condition, results of operations or cash flows.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016. Early application is permitted and requires that adjustments be reflected as of the beginning of the fiscal year that includes the interim period of adoption. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments in ASU 2016-13 require financial assets measured at amortized cost basis to be presented as the net amount expected to be collected, which includes a reduction for any expected credit losses. Expected credit losses are to be estimated based on relevant information about past events and reasonable and supportable forecasts. The amendments are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted for interim periods and fiscal years beginning after December 15, 2018. We do not expect the adoption of ASU 2016-13 to have a material impact on our financial condition, results of operations or cash flows.
Note 3—Investment in Laramie Energy, LLC
We have a 42.3% ownership interest in Laramie Energy, a joint venture entity focused on producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado. Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $170 million. As of June 30, 2016, the balance outstanding on the revolving credit facility was approximately $121 million. We are guarantors of Laramie Energy's credit facility, with recourse limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
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
The change in our equity investment in Laramie Energy is as follows (in thousands):

Six Months Ended June 30, 2016
Beginning balance	$76,203
Equity losses from Laramie	(21,594)
Accretion of basis difference	2,776
Investments	55,000
Ending balance	$112,385
Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2016	December 31, 2015
Current assets	$7,782	$8,511
Non-current assets	657,611	514,206
Current liabilities	35,804	18,158
Non-current liabilities	194,077	98,624

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Natural gas and oil revenues	$22,729	$10,486	$37,422	$21,223
Loss from operations	(12,229)	(8,207)	(23,353)	(15,286)
Net loss	(43,660)	(9,329)	(46,239)	(15,409)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

The net loss for the three and six months ended June 30, 2016 includes $13.0 million and $20.6 million of depreciation, depletion and amortization ("DD&A") expense and $35.4 million and $29.5 million of unrealized losses on derivative instruments, respectively. The net loss for the three and six months ended ended June 30, 2015 includes $8.4 million and $15.8 million of DD&A expense and $3.7 million and $4.4 million of unrealized losses on derivative instruments, respectively.
As of June 30, 2016 and December 31, 2015, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $71.8 million and $55.4 million, respectively. This difference arose primarily due to an other-than-temporary impairment of our equity investment in Laramie Energy in 2015 and our recent increase in ownership. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Wyoming Refining Company Acquisition
On June 14, 2016, we entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC, to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly-owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the "WRC Acquisition"). Wyoming Refining owns and operates a refinery in Newcastle, Wyoming and related logistics assets. In connection with entering into the Purchase Agreement, we paid a deposit of $5 million to Black Elk Refining, LLC, which is included in Other long-term assets on our condensed consolidated balance sheet as of June 30, 2016. The WRC Acquisition closed on July 14, 2016 and the $5 million dollar deposit was applied toward the purchase price. Please read Note 17—Subsequent Events for further discussion.
Mid Pac Acquisition
On April 1, 2015, we completed the acquisition of Par Hawaii Inc., a Hawaii corporation ("PHI," formerly Koko’oha Investments, Inc.), which owns 100% of the outstanding membership interests in Mid Pac Petroleum, LLC, a Delaware limited liability company (“Mid Pac”). Net cash consideration was $74.4 million, including a working capital settlement of $1.0 million paid in September 2015. In connection with the acquisition, Mid Pac's pre-existing debt was fully repaid on the closing date for $45.3 million. The acquisition and debt repayment were funded with cash on hand and $55 million of borrowings under a Credit Agreement with the Bank of Hawaii ("Mid Pac Credit Agreement").
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
During the three months ended March 31, 2016, the purchase price allocation was adjusted to record an increase to tax receivables and a decrease to goodwill of $0.6 million. The tax receivable of $0.6 million relates to periods prior to the Mid Pac acquisition and was recorded in connection with a tax refund received by Mid Pac in March 2016. We finalized the Mid Pac acquisition purchase price allocation as of March 31, 2016.
The results of operations of Mid Pac were included in our refining, retail and logistics results beginning April 1, 2015. For the six months ended June 30, 2016, our results of operations included revenues of $86.1 million and net income of $3.8 million related to Mid Pac. The following unaudited pro forma financial information presents our consolidated revenues and net income as if the Mid Pac acquisition had been completed on January 1, 2014 (in thousands):

Six Months Ended June 30, 2015
Revenues	$1,154,620
Net loss	(4,671)

The results of operations of Mid Pac for the three months ended June 30, 2015 and the three and six months ended June 30, 2016 are included in our condensed consolidated statements of operations for the entire period; therefore, the pro forma financial information for the three months ended June 30, 2015 and the three and six months ended June 30, 2016 are not presented in the table above.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

Note 5—Inventories
Inventories at June 30, 2016 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$7,386	$75,828	$83,214
Refined products and blendstock	31,081	106,860	137,941
Warehouse stock and other	17,343	—	17,343
Total	$55,810	$182,688	$238,498
Inventories at December 31, 2015 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$18,404	$68,126	$86,530
Refined products and blendstock	28,023	87,608	115,631
Warehouse stock and other	17,276	—	17,276
Total	$63,703	$155,734	$219,437
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements for further information.
The reserve for the lower of cost or net realizable value of inventory was $0.5 million and $23.7 million as of June 30, 2016 and December 31, 2015, respectively.
Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Advances to suppliers for crude oil purchases	$50,541	$36,247
Collateral posted with broker for derivative instruments	6,211	20,926
Prepaid insurance	2,385	6,773
Derivative assets	—	4,577
Other	558	6,914
Total	$59,695	$75,437
Note 7—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices. Our obligations under the Supply and Offtake Agreements are secured by a security interest on substantially all of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

the assets of our subsidiary Par Hawaii Refining, LLC ("PHR"), a security interest on the equity interests held by our wholly-owned subsidiary, Par Petroleum, LLC, in PHR and a mortgage whereby PHR granted to J. Aron a lien on all real property and improvements owned by PHR, including our Hawaii refinery.
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
For the three and six months ended June 30, 2016, we incurred approximately $2.0 million and $3.9 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For each of the three and six months ended June 30, 2015, we incurred approximately $1.5 million in handling fees related to the Supply and Offtake Agreements which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2016, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.8 million and $1.3 million of expenses related to the Supply and Offtake Agreements, respectively. For each of the three and six months ended June 30, 2015, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.1 million of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of June 30, 2016, the capacity of the Deferred Payment Arrangement was $52.0 million and we had $50.9 million outstanding.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the remainder of the term of the Supply and Offtake Agreements for an additional $14.6 million to be settled in eighteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of June 30, 2016, the receivable was $22.4 million.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 9—Derivatives for further information.
Supply and Exchange Agreements
On September 25, 2013, we entered into several agreements with Barclays Bank PLC ("Barclays"), referred to collectively as the Supply and Exchange Agreements, for the purpose of managing our working capital and the crude oil and refined product inventory at the Hawaii refinery. Effective July 31, 2014, we supplemented the Supply and Exchange Agreements by entering into the Refined Product Supply Master Confirmation, pursuant to which Barclays provided refined product supply and intermediation arrangements to us.
For the three and six months ended June 30, 2015, we incurred approximately $3.1 million and $6.9 million in handling fees related to the Supply and Exchange Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.9 million and $2.3 million related to the Supply and Exchange Agreements for the three and six months ended June 30, 2015, respectively.
Upon execution of the Supply and Offtake Agreements, PHR terminated the Supply and Exchange Agreements with Barclays, subject to certain obligations to reimburse Barclays for third-party claims. We recognized a loss of $17.4 million on the

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

termination of the agreements which consisted of a loss of $13.3 million for the cash settlement value of the liability which had previously been measured assuming settlement with inventory on hand and a loss of $5.6 million for the acceleration of deferred financing costs. These losses were partially offset by a $1.5 million exit fee received from Barclays. The net loss of $17.4 million related to the termination of the Supply and Exchange Agreements is included in Loss on termination of financing agreements on our condensed consolidated statements of operations for the three and six months ended June 30, 2015. The cash paid to settle the obligation is included in Payments for termination of supply and exchange agreements in the Cash flows from financing activities section of our condensed consolidated statements of cash flows for the six months ended June 30, 2015.
Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2016	December 31, 2015
KeyBank Credit Agreement	$102,462	$110,000
5% Convertible Senior Notes due 2021	115,000	—
Term Loan	56,931	60,119
Principal amount of long-term debt	274,393	170,119
Less: unamortized discount	(26,121)	(899)
Less: deferred financing costs	(6,422)	(4,008)
Total debt, net of unamortized discount and deferred financing costs	241,850	165,212
Less: current maturities	(11,000)	(11,000)
Long-term debt, net of current maturities	$230,850	$154,212

Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2016	$5,500
2017	11,000
2018	67,931
2019	11,000
2020	11,000
Thereafter	167,962
$274,393
Our debt is subject to various affirmative and negative covenants. As of June 30, 2016, we were in compliance with all debt covenants.
5% Convertible Senior Notes Due 2021
On June 21, 2016 and June 27, 2016, we completed the issuance and sale of an aggregate of $115 million principal amount of 5.00% convertible senior notes due 2021 (the "5.00% Convertible Senior Notes") in a private placement under Rule 144A (the "Notes Offering"). The Notes Offering included the exercise in full of the option to purchase an additional $15 million in aggregate principal amount of the 5.00% Convertible Senior Notes granted to the initial purchasers. The net proceeds of $111.6 million (net of original issue discount of 3%) from the sale of the 5.00% Convertible Senior Notes were used to finance a portion of the WRC Acquisition, to repay $5 million in principal amount of the Term Loan, and for general corporate purposes.
The 5.00% Convertible Senior Notes bear interest at a rate of 5.00% per year from June 21, 2016 (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016), and will mature on June 15, 2021. The initial conversion rate for the notes is 55.5556 shares of common stock per $1,000 principal amount of 5.00% Convertible Senior Notes (or a total amount of 6,388,894 shares), which is equivalent to an initial conversion price of approximately $18.00 per share of common stock, subject to adjustment upon the occurrence of certain events. Conversions of the 5.00% Convertible Senior Notes will be settled in cash, shares of common stock, or a combination thereof at our election. The holders of the 5.00% Convertible Senior Notes may exercise their conversion rights at any time prior to the close of business on the business day immediately preceding the maturity date under certain circumstances.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

The 5.00% Convertible Senior Notes are not redeemable by us prior to June 20, 2019. On or after June 20, 2019, we may redeem all or any portion of the 5.00% Convertible Senior Notes if the last reported sales price of our common stock is at least 140% of the conversion price then in effect (i) on the trading day immediately preceding the date on which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 5.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest and a make-whole premium, which is equal to the present value of the remaining scheduled payments of interest on the 5% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. Please read Note 9—Derivatives for further information on embedded derivatives.
We separately account for the liability and equity components of the 5.00% Convertible Senior Notes. The fair value of the liability component was calculated using a discount rate of an identical debt instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the 5.00% Convertible Senior Notes on the issuance date was $89.3 million. The carrying amount of the equity component was determined to be $22.2 million, by deducting the fair value of the liability component from the $111.6 million net proceeds of the 5.00% Convertible Senior Notes. The deferred financing costs of $0.6 million related to 5.00% Convertible Senior Notes were allocated on a proportionate basis between Long-term debt and Additional paid-in capital on the condensed consolidated balance sheet. As of June 30, 2016, the if-converted value did not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes.

As of June 30, 2016, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $26.2 million, and the carrying amount of the liability component was $88.8 million. The unamortized discount and deferred financing costs will be amortized to Interest expense and financing costs, net over the term of the 5.00% Convertible Senior Notes.

Term Loan
On June 15, 2016, the Delayed Draw Term Loan and Bridge Loan Credit Agreement was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of our 2.50% convertible subordinated bridge notes (the "Bridge Notes"), and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.3 million of which was paid to an affiliate of Whitebox Advisors, LLC ("Whitebox"), one of the Company's largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox. Please read Note 16—Related Party Transactions for additional information.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the SEC on June 1, 2015 and declared effective on June 23, 2015 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans or advances.
Note 9—Derivatives
Commodity Derivatives
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and future sales of refined products. The derivative contracts that we execute to manage our price risk include exchange traded futures, options and over-the-counter (“OTC”) swaps. Our futures, options and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

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
At June 30, 2016, our open commodity derivative contracts represent:

•	futures and OTC swaps sales of 195 thousand barrels that economically hedge our refined products inventory;

•	sales of OTC swaps of 81 thousand barrels that economically hedge the difference between our actual inventory levels and target inventory levels under the Supply and Offtake Agreements;

•	futures sales of 130 thousand barrels that economically hedge our physical inventory for our Texadian segment; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and swaps of 15 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. As of June 30, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
On June 21, 2016 and June 27, 2016, we completed the issuance and sale of an aggregate of $115 million principal amount of the 5.00% Convertible Senior Notes. Please read Note 8—Debt for further discussion. Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at the Company's election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our condensed consolidated statements of operations. As of June 30, 2016, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2016 and December 31, 2015 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2016	December 31, 2015
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$4,577
Commodity derivatives (1)	Other long-term assets	1,714	—
Commodity derivatives	Other accrued liabilities	(3,231)	(9,534)
Commodity derivatives	Other liabilities	(949)	(4,925)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(2,246)	9,810
Interest rate derivatives	Other accrued liabilities	(907)	—
Interest rate derivatives	Other liabilities	(1,101)	—
_________________________________________________________

(1)
Does not include cash collateral of $6.2 million and $20.9 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of June 30, 2016 and December 31, 2015, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2016	2015	2016	2015
Commodity derivatives	Cost of revenues (excluding depreciation)	$7,660	$4,302	$(89)	$2,572
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	10,920	—	(12,056)	—
Interest rate derivatives	Interest expense	(1,579)	—	(2,302)	—
Note 10—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of June 30, 2016 and December 31, 2015, we had 345,135 common stock warrants outstanding. Beginning with the first quarter 2016, we estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. Previously, we estimated the fair value of our outstanding common stock warrants using a simulation model, which is considered to be a Level 3 fair value measurement. Significant inputs used in the simulation model as of December 31, 2015 include:

December 31, 2015
Stock price	$23.54
Weighted-average exercise price	$0.10
Term (years)	6.67
Risk-free interest rate	2.04%
Expected volatility	43.0%
The expected volatility is based on the 7-year historical volatilities of comparable public companies. The estimated fair value of the common stock warrants was $15.29 and $23.47 per share as of June 30, 2016 and December 31, 2015, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the simulation models will have a significant impact to the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, decreases in the value of our common stock will result in a decrease in the value of the common stock warrants.
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
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at the Company's election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As of June 30, 2016, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures.  Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options.  These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The J.Aron repurchase obligation derivative is a Level 3 instrument.
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
Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2016 and December 31, 2015 are presented gross in the tables below (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$62	$5,826	$—	$5,888	$(4,174)	$1,714
Total	$62	$5,826	$—	$5,888	$(4,174)	$1,714

Liabilities
Common stock warrants	$—	$—	$(5,276)	$(5,276)	$—	$(5,276)
Contingent consideration	—	—	(1,042)	(1,042)	—	(1,042)
Commodity derivatives	(578)	(7,776)	—	(8,354)	4,174	(4,180)
J. Aron repurchase obligation derivative	—	—	(2,246)	(2,246)	—	(2,246)
Interest rate derivatives	—	(2,008)	—	(2,008)	—	(2,008)
Total	$(578)	$(9,784)	$(8,564)	$(18,926)	$4,174	$(14,752)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

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
_________________________________________________________

(1)
Does not include cash collateral of $13.2 million and $28.0 million as of June 30, 2016 and December 31, 2015, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, at beginning of period	$(39,938)	$(31,205)	$(25,867)	$(21,254)
Settlements	15,726	—	16,810	—
Total unrealized income (loss) included in earnings	15,648	(6,182)	493	(16,133)
Balance, at end of period	$(8,564)	$(37,387)	$(8,564)	$(37,387)
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016
	Carrying Value	Fair Value (1)
KeyBank Credit Agreement (2)	$102,462	$102,462
5% Convertible Senior Notes due 2021 (3)	88,798	111,925
Term Loan	56,931	59,354
Common stock warrants	5,276	5,276
Contingent consideration	1,042	1,042

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

	December 31, 2015
	Carrying Value	Fair Value (1)
KeyBank Credit Agreement (2)	$110,000	$110,000
Term Loan	60,119	62,037
Common stock warrants	8,096	8,096
Contingent consideration	27,581	27,581
_________________________________________________________

(1)
The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy with the exception of the fair value measurement of the 5.00% Convertible Senior Notes which is considered a Level 2 measurement as discussed below.

(2)	Fair value approximates carrying value due to the floating rate interest which approximates a current market rate.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
We estimate the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 10.54% and 9.63% as of June 30, 2016 and December 31, 2015, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes formula for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of June 30, 2016. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 11—Commitments and Contingencies
In the ordinary course of business, we are a party to various lawsuits and other contingent matters. We establish accruals for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on our financial condition, results of operations or cash flows.
Mid Pac Earnout and Indemnity Dispute
Pursuant to a Stock Purchase Agreement dated August 3, 2011 and amended October 25, 2011 (the “SPA”), Mid Pac purchased all the issued and outstanding stock of Inter Island Petroleum, Inc. (“Inter Island”) from Brian J. and Wendy Barbata (collectively, the “Barbatas”).  The SPA provides for an earnout payment to be made to the Barbatas in an amount equal to four times the amount by which the average of Inter Island’s earnings before interest, taxes, depreciation and amortization during the relevant earnout period exceeds $3.5 million. The earnout payment is capped at a maximum of $4.5 million. Mid Pac contends that there are no amounts owed to the Barbatas for the earnout period. By letter dated May 29, 2014, the Barbatas disputed Mid Pac’s computation of the earnout without explanation of the amount they claim to be owed or refutation of Mid Pac’s analysis. Mid Pac intends to vigorously oppose any such claims.
Any claims by the Barbatas may be offset by Mid Pac’s claims for indemnification under the SPA.  By letters dated December 13, 2013 and April 25, 2014, Mid Pac has asserted indemnification claims against the Barbatas exceeding $1 million with respect to environmental losses arising from certain terminals operated by Inter Island and its subsidiaries. The Barbatas have disputed such claims.
United Steelworkers Union Dispute
A portion of our employees at the Hawaii refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement.  On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

and in good faith.  On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement.  Arbitration has not yet been scheduled.  PHR denies the USW’s allegations and intends to vigorously defend itself in connection with such claim in the grievance/arbitration process and any subsequent proceeding before the NLRB.
Environmental Matters
Like other petroleum refiners and exploration and production companies, our operations are subject to extensive and periodically-changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time.
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
Regulation of Greenhouse Gases
The U.S. Environmental Protection Agency ("EPA") regulates greenhouse gases ("GHG") under the Clean Air Act. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the Clean Air Act regulations and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
Furthermore, the EPA is currently developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business and an increase in cost of the products we produce, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The Hawaii refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows and the Hawaii refinery expects to be able to demonstrate that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act of 2007 (the "EISA") that, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

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
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline, with the most recent rulemaking addressing certain technical corrections and clarifications effective June 21, 2016. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. PHR submitted its application to the EPA for small volume refinery status on December 30, 2014, and the EPA approved the application on September 9, 2015. However, PHR exceeded the 75,000 barrel average aggregate daily crude oil throughput limit for small volume refineries in 2015 and was therefore disqualified from small volume refinery effective as of June 21, 2016. PHR is required to comply with Tier 3 gasoline standards within 30 months of this date.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. Along with credit and trading options, potential capital upgrades for the Hawaii refinery are being evaluated. We may also experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
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
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR has expanded its previously-announced refinery turnaround taking place in the third quarter of 2016 to undertake additional capital improvements to reduce emissions of air pollutants, to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring, and to install certain leak detection and repair equipment required by the Consent Decree.
We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement to reimburse PHR for all reasonable third party capital expenditures incurred for the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition.  Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.
Indemnification
In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties and covenants in the Environmental Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the date of the closing of the PHR acquisition, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by PHR prior to the date of the closing of the PHR acquisition, certain groundwater remediation work, fines or penalties imposed on PHR by the Consent Decree related to acts or omissions of Tesoro prior to the date of the closing of the PHR acquisition and to claims and losses related to the Pearl City Superfund Site.
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
For the Interim Periods Ended June 30, 2016 and 2015

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
As of June 30, 2016, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, only owned an approximate 3.4% aggregate working interest in the unit.
The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim.
Note 12—Stockholders' Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan ("LTIP") (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted Stock Awards	$729	$1,443	$1,395	$2,360
Restricted Stock Units	44	—	1,106	—
Stock Option Awards	521	273	978	614
During the three and six months ended June 30, 2016, we granted 39 thousand and 153 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.6 million and $2.9 million, respectively. During the three and six months ended June 30, 2016, we granted 1,102 stock option awards with a weighted-average exercise price of $21.51 per share. As of June 30, 2016, there were approximately $13.1 million of total unrecognized compensation costs related to restricted stock, restricted stock units, and stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.07 years.
During the fourth quarter of 2015, our board of directors authorized an increase in the number of shares issuable under the LTIP, subject to shareholder approval. Additionally, we issued an aggregate of 1.1 million stock option awards to our new President and Chief Executive Officer, our Chairman and our Vice Chairman of our board of directors, each with an exercise price of $21.44. In the first quarter of 2016, we issued an aggregate of approximately 52 thousand stock option awards with an exercise price of $22.99 and approximately 34 thousand shares of restricted stock to our Chief Financial Officer, Senior Vice President and General Counsel and Senior Vice President of Mergers and Acquisitions. These stock option and restricted stock awards were also subject to shareholder approval and therefore were not considered granted as of December 31, 2015.
On June 2, 2016, our shareholders approved an amendment to the LTIP to increase the number of shares issuable under the LTIP to 4 million shares. Accordingly, the stock option and restricted stock awards issued during the fourth quarter of 2015 and the first quarter of 2016 were considered granted as of June 2, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

Note 13—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 343 thousand shares during each of the three and six months ended June 30, 2016 and 749 thousand shares during the three and six months ended June 30, 2015, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(13,088)	$11,723	$(31,761)	$12,185
Undistributed income allocated to participating securities (2)	—	108	—	107
Net income (loss) attributable to common stockholders	$(13,088)	$11,615	$(31,761)	$12,078

Basic weighted-average common stock shares outstanding	41,015	37,339	40,991	37,261
Add: dilutive effects of common stock equivalents (1)	—	24	—	58
Diluted weighted-average common stock shares outstanding	41,015	37,363	40,991	37,319

Basic income (loss) per common share	$(0.32)	$0.31	$(0.77)	$0.32
Diluted income (loss) per common share	$(0.32)	$0.31	$(0.77)	$0.32
________________________________________________________

(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three and six months ended June 30, 2016.

(2)	Participating securities includes restricted stock that has been issued but has not yet vested.
For the three and six months ended June 30, 2016, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 433 thousand and 440 thousand shares of unvested restricted stock, 1.0 million and 0.8 million common stock equivalents related to stock options, and 583 thousand and 292 thousand common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on the date of issuance, respectively. For the three and six months ended June 30, 2015, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 348 thousand and 331 thousand shares of unvested restricted stock and 24 thousand and 58 thousand common stock equivalents related to stock options, respectively.
As discussed in Note 8—Debt, the Company has the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. The Company has a net loss for the period; therefore, there is no impact for the conversion of the 5.00% Convertible Senior Notes on diluted EPS as the effect would be anti-dilutive; however, had the Company reported net income for the three or six month periods ended June 30 2016, diluted EPS would have been determined using the if-converted method.
Note 14—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at June 30, 2016.
During the three and six months ended June 30, 2016 and 2015, no adjustments were recognized for uncertain tax positions.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss ("NOL") carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which some of our revenues are derived are not the same states in which our NOLs were incurred; therefore we expect to incur state tax liabilities on the net income of our refining, logistics, retail and Texadian segments.
Pursuant to ASC 740-20-45-7, we recognize the interim effects of intraperiod tax allocation discretely. As a result, during the second quarter of 2016, we recorded a benefit for the release of $8.6 million of our valuation allowance to offset future temporary differences associated with the 5.00% Convertible Senior Notes. During the second quarter of 2015, we recorded a benefit for the release of $18.6 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income of PHI. Excluding the impact of releasing the tax valuation allowance with respect to the the issuance of the 5.00% Convertible Senior Notes, we recognized a state tax expense of $3 thousand and state tax benefit of $18 thousand, respectively. Excluding the impact of releasing the valuation allowance in 2015 with regard to the acquisition of PHI, we recognized a state tax benefit of $22 thousand and state tax expense of $43 thousand during the three and six months ended June 30, 2015, respectively.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

Note 15—Segment Information
During the fourth quarter of 2015, we changed our reportable segments to separate our logistics operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. During the fourth quarter of 2015, we also began including all general and administrative and acquisition and integration expenses in our Corporate and Other segment because we manage those costs on a consolidated basis. Additionally, effective in the fourth quarter of 2015, the crude oil and natural gas operations are included within the Corporate and Other reportable segment. Currently we report the results for the following five business segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other.
We previously reported results for the following four business segments: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production and (iv) Commodity Marketing and Logistics. We have recast the segment information for the three and six months ended June 30, 2015 below to conform to the current period presentation.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended June 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$372,785	$24,792	$71,873	$11,769	$(67,426)	$413,793
Cost of revenues (excluding depreciation)	346,547	16,547	56,516	12,483	(67,431)	364,662
Operating expense (excluding depreciation)	23,093	2,321	10,454	—	—	35,868
Lease operating expense	—	—	—	—	10	10
Depreciation, depletion and amortization	1,954	923	1,494	171	558	5,100
General and administrative expense	—	—	—	—	10,621	10,621
Acquisition and integration expense	—	—	—	—	845	845
Operating income (loss)	$1,191	$5,001	$3,409	$(885)	$(12,029)	$(3,313)
Interest expense and financing costs, net						(6,106)
Other income (expense), net						67
Change in value of common stock warrants						1,176
Change in value of contingent consideration						3,552
Equity losses from Laramie Energy, LLC						(16,948)
Loss before income taxes						(21,572)
Income tax benefit						8,484
Net loss						$(13,088)

Capital expenditures	$4,496	$606	$1,219	$—	$894	$7,215

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

Three months ended June 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$538,453	$21,059	$80,938	$25,125	$(81,816)	$583,759
Cost of revenues (excluding depreciation)	488,283	12,557	64,298	23,418	(83,525)	505,031
Operating expense (excluding depreciation)	21,398	1,316	9,757	—	—	32,471
Lease operating expense	—	—	—	—	1,508	1,508
Depreciation, depletion, and amortization	2,061	830	1,590	229	295	5,005
General and administrative expense	—	—	—	—	11,814	11,814
Acquisition and integration expense	—	—	—	—	470	470
Operating income (loss)	$26,711	$6,356	$5,293	$1,478	$(12,378)	$27,460
Interest expense and financing costs, net						(5,825)
Loss on termination of financing agreements						(19,229)
Other income (expense), net						(158)
Change in value of common stock warrants						3,313
Change in value of contingent consideration						(9,495)
Equity losses from Laramie Energy, LLC						(2,950)
Loss before income taxes						(6,884)
Income tax benefit						18,607
Net income						$11,723

Capital expenditures	$1,862	$2,708	$104	$—	$452	$5,126
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)	Includes eliminations of intersegment revenues and Cost of revenues (excluding depreciation)of $67.5 million and $83.5 million for the three months ended June 30, 2016 and 2015, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

Six months ended June 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$709,189	$45,579	$140,375	$22,179	$(125,718)	$791,604
Cost of revenues (excluding depreciation)	673,253	29,373	106,466	23,803	(125,844)	707,051
Operating expense (excluding depreciation)	49,143	4,220	20,598	—	—	73,961
Lease operating expense	—	—	—	—	124	124
Depreciation, depletion, and amortization	3,894	1,841	3,032	342	1,087	10,196
General and administrative expense	—	—	—	—	21,791	21,791
Acquisition and integration expense	—	—	—	—	1,516	1,516
Operating income (loss)	(17,101)	10,145	10,279	(1,966)	(24,392)	(23,035)
Interest expense and financing costs, net						(10,719)
Other income (expense), net						116
Change in value of common stock warrants						2,820
Change in value of contingent consideration						9,728
Equity losses from Laramie Energy, LLC						(18,818)
Loss before income taxes						(39,908)
Income tax benefit						8,147
Net loss						$(31,761)

Capital expenditures	$7,127	$885	$2,063	$—	$1,616	$11,691

Six months ended June 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,033,071	$40,777	$127,657	$66,079	$(140,214)	$1,127,370
Cost of revenues (excluding depreciation)	939,791	23,083	97,728	64,334	(142,399)	982,537
Operating expense (excluding depreciation)	46,333	2,736	15,682	—	—	64,751
Lease operating expense	—	—	—	—	3,039	3,039
Depreciation, depletion, and amortization	3,738	1,420	2,183	458	457	8,256
General and administrative expense	—	—	—	—	21,939	21,939
Acquisition and integration expense	—	—	—	—	1,531	1,531
Operating income (loss)	43,209	13,538	12,064	1,287	(24,781)	45,317
Interest expense and financing costs, net						(11,382)
Loss on termination of financing agreement						(19,229)
Other income (expense), net						(154)
Change in value of common stock warrants						(1,709)
Change in value of contingent consideration						(14,424)
Equity losses from Laramie Energy, LLC						(4,776)
Loss before income taxes						(6,357)
Income tax benefit						18,542
Net income						$12,185

Capital expenditures	$3,911	$4,675	$502	$—	$785	$9,873
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

(2)	Includes eliminations of intersegment revenues and Cost of revenues (excluding depreciation) of $125.9 million and $142.4 million for the six months ended June 30, 2016 and 2015, respectively.
Note 16—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. On June 15, 2016, the Term Loan was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of the Bridge Notes, and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.25 million of which was paid to an affiliate of Whitebox, one of the Company's largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.25 million of which was allocated to an affiliate of Whitebox.
Convertible Notes Offering
In June 2016, we issued $115 million in aggregate principal amount of our 5.00% Convertible Senior Notes in a private placement under Rule 144A in the Notes Offering. The 5.00% Convertible Senior Notes bear interest at 5.00% per year from June 21, 2016, payable semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2016, and will mature on June 15, 2021. The holders of the 5.00% Convertible Senior Notes may exercise their conversion rights at any time prior to the close of business on the business day immediately preceding the maturity date under certain circumstances. The 5.00% Convertible Senior Notes will initially be convertible at a conversion rate of 55.5556 shares of common stock per $1,000 principal amount of 5.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $18.00 per share, subject to adjustments upon the occurrence of certain events.
Prior to the Notes Offering, we also entered into a back up convertible note commitment letter with funds managed by Highbridge Capital Management, LLC and funds managed on behalf of Whitebox (collectively, the “Back Up Convertible Note Purchasers”), pursuant to which the Back Up Convertible Note Purchasers committed to purchase $100 million aggregate principal amount of senior unsecured convertible notes due 2021, which would be issued in a private offering pursuant to an exemption from the registration requirements of the Securities Act.
The obligations of the Back Up Convertible Note Purchasers to purchase convertible notes automatically terminated upon the consummation of the Notes Offering, provided that each of the Back Up Convertible Note Purchasers and their respective affiliates were allocated the opportunity to purchase at least $32.5 million of the 5.00% Convertible Senior Notes offered in the Notes Offering.
Affiliates of Whitebox purchased an aggregate $42.5 million principal amount of the 5.00% Convertible Senior Notes in the Notes Offering.
Equity Group Investments ("EGI") and Whitebox - Service Agreements
On September 17, 2013, we entered into letter agreements (“Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF") and Whitebox, each of which owns 10% or more of our common stock directly or through affiliates. Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions or combinations involving us or our affiliates or (v) such other advice directly related or ancillary to the above strategic, advisory and consulting services as may be reasonably requested by us.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three and six months ended June 30, 2016 or 2015.
In October 2015, the Company terminated its Services Agreement with Whitebox.
Bridge Notes Commitment and Issuance
On June 14, 2016, we entered into a bridge notes commitment letter (the “Bridge Notes Commitment Letter”) with entities affiliated with EGI and Highbridge Capital Management, pursuant to which such parties committed to purchase an aggregate of up to $52.5 million of Bridge Notes. We paid each of the entities affiliated with EGI and Highbridge Capital Management committing to purchase Bridge Notes pursuant to the Bridge Notes Commitment Letter a fee in the amount of 5.0% of their respective commitments. This fee was deducted from the proceeds received from the Bridge Loan at closing in July 2016. Please read Note 17—Subsequent Events for further discussion.
Note 17—Subsequent Events
Wyoming Refining Company Acquisition
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $213.4 million and assumed $58.0 million of debt. The consideration was paid with funds received from the Bridge Notes, cash on hand, which included the net proceeds from our issuance of the 5.00% Convertible Senior Notes, and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the "Chambers Credit Agreement"). Given the recent closing date, we have not yet completed our initial purchase price allocation.
Bridge Notes
On July 14, 2016, we issued approximately $52.6 million in aggregate principal amount of the “Bridge Notes” in a private offering pursuant to the terms of a note purchase agreement (the “Note Purchase Agreement”) entered into among the Company and the purchasers of the Bridge Notes. The net proceeds from the sale of the Bridge Notes of $50 million were used to fund a portion of the consideration for the WRC Acquisition.
The Bridge Notes will bear interest at a per annum rate of 2.50%. Interest on the unpaid principal amount of the Bridge Notes will be payable at maturity, upon prepayment, and after maturity, on demand. Any amount of principal and/or interest that is not paid when due will bear interest at the per annum rate of 4.50%.
Subject to the conversion of the Bridge Notes, the entire outstanding principal balance of the Bridge Notes, plus accrued and unpaid interest thereon, will be due and payable on October 12, 2016 ("Bridge Note Maturity Date"). In the event that we have commenced, but not closed, a registered pro-rata subscription rights offering (the “Rights Offering”) for the Company’s common stock, on or prior to the Bridge Note Maturity Date, the Bridge Note Maturity Date will be automatically extended to November 14, 2016 (the “Extended Bridge Note Maturity Date”) in exchange for the payment of a cash extension fee in an amount equal to 0.25% of the principal amount of the Bridge Notes delivered on the Bridge Note Maturity Date. In the event that we have not commenced the Rights Offering on or prior to the Bridge Note Maturity Date, the Bridge Note Maturity Date will not be extended, the Bridge Notes will be converted into shares of our common stock and we will pay a cash fee in an amount equal to 7.55% of the principal amount of the Bridge Notes outstanding and converted into shares of our common stock on the Bridge Note Maturity Date.
The Bridge Notes will convert automatically into shares of our common stock upon the occurrence of the earlier of (i) the Bridge Note Maturity Date or, if the Bridge Note Maturity Date is extended, the Extended Bridge Note Maturity Date, and (ii) the closing of the Rights Offering. Upon the closing of the Rights Offering and prior to the mandatory conversion of the Bridge Notes, all of the net proceeds of the Rights Offering will first be applied to pay (i) any and all unpaid expenses incurred by the purchasers of the Bridge Notes, (ii) all accrued and unpaid interest on the Bridge Notes and (iii) the outstanding principal amount of the Bridge Notes. Thereafter, to the extent not paid in cash with the net proceeds from the Rights Offering, all, but not less than all, of the outstanding aggregate principal amount plus accrued and unpaid interest, if any, on the Bridge Notes will convert into shares of our common stock.
Affiliates of EGI, a related party, purchased approximately $36.8 million aggregate principal amount of Bridge Notes. Affiliates of EGI were paid a fee of $1.8 million upon closing of the Bridge Notes for the execution of the Bridge Notes Commitment Letter. Please read Note 16—Related Party Transactions for further discussion.
Chambers Credit Agreement

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2016 and 2015

On July 14, 2016, in connection with the WRC Acquisition, Par Wyoming Holdings, LLC, our indirect wholly-owned subsidiary, entered into a Credit Agreement with Chambers Energy Management, LP (the “Chambers Credit Agreement”), which provides for a single advance secured term loan to our subsidiary in the amount of $65.0 million (the "Chambers Loan") at the closing of the WRC Acquisition. The proceeds of the Chambers Loan were used to pay a portion of the consideration for the WRC Acquisition and to pay certain fees and closing costs. The Chambers Loan matures and is fully payable on July 14, 2021 and may be prepaid, subject to the terms and requirements set forth in the Chambers Credit Agreement.
Interest is payable entirely in cash or, at our election with respect to any fiscal quarter, entirely paid-in-kind ("PIK"), provided that we may not elect to pay interest in the form of PIK for more than twelve fiscal quarters in the aggregate. The Chambers Loan will bear interest at a rate equal to LIBOR plus an applicable interest margin. With respect to cash interest, the applicable interest margin is a rate per annum equal to 9.5%. With respect to PIK interest, the applicable interest margin is a rate per annum equal to 13%. Interest is payable in arrears on (a) the last day of each fiscal quarter, (b) the maturity date and (c) the date of any repayment or prepayment of the Chambers Loan.
The Chambers Credit Agreement contains various affirmative and negative covenants affecting the businesses and operations of certain of our subsidiaries, including Wyoming Refining Company and its subsidiaries. In addition, the Chambers Credit Agreement requires compliance with a leverage ratio covenant tested quarterly commencing on September 30, 2017.
Wyoming Refining Company Credit Facility
Wyoming Refining Company and its wholly owned subsidiary, Wyoming Pipeline Company LLC, are borrowers (the “BofA Facility Borrowers”) under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended from time to time, the “BofA Loan Agreement”), with Bank of America, N.A., as the lender (“BofA”). The BofA Loan Agreement remained in place following the consummation of the WRC Acquisition.
On July 14, 2016, in connection with the consummation of the WRC Acquisition, the BofA Loan Agreement was amended pursuant to a Third Amendment to Third Amended and Restated Loan Agreement (the “Third Loan Amendment”) and a Fourth Amendment to Third Amended and Restated Loan Agreement (the “Fourth Loan Amendment”). Pursuant to the Third Loan Amendment, which was entered into immediately prior to the consummation of the WRC Acquisition, Black Elk Refining, LLC was released from all of its obligations under the BofA Loan Agreement and our subsidiary joined and became a party to the BofA Loan Agreement and applicable security agreement, and guaranteed all obligations of the borrowers under the BofA Loan Agreement. The Fourth Loan Amendment was entered into immediately following the consummation of the WRC Acquisition, and amended certain covenants in the BofA Loan Agreement applicable to our subsidiary and the BofA Facility Borrowers.
The BofA Loan Agreement provides for (a) a revolving credit facility in the maximum principal amount at any time outstanding of $30 million, subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit, and (b) certain term loans which are fully advanced. Once repaid, the term loans may not be reborrowed. On July 14, 2016, the aggregate outstanding principal amount of the term loans under the BofA Loan Agreement was approximately $58.0 million and the aggregate outstanding principal amount of revolving loans and letter of credit obligations under the BofA Loan Agreement was approximately $10.2 million.
The BofA Loan Agreement requires our subsidiary and the borrowers under the BofA Loan Agreement to comply with various affirmative and negative covenants affecting their respective businesses, including certain financial covenants tested on a monthly basis, beginning July 31, 2016, through December 31, 2016, and quarterly thereafter. The loans and letters of credit issued under the BofA Loan Agreement are secured by a first-priority security interest in and lien on substantially all assets of the BofA Facility Borrowers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas focused on operating integrated refining, logistics and distribution businesses in niche markets. We also manage and maintain interests in other energy and infrastructure businesses. We were created through the successful reorganization of Delta Petroleum Corporation ("Delta") in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. We changed our name from Par Petroleum Corporation to Par Pacific Holdings, Inc. effective October 20, 2015.
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
During the fourth quarter of 2015, we changed our reportable segments to separate our logistics operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Par Hawaii, Inc. ("PHI") and to reflect how we currently make financial decisions and allocate resources. We have five reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other. We previously reported results for the following four business segments: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production and (iv) Commodity Marketing and Logistics. We have recast the segment information for the three and six months ended June 30, 2015 to conform to the current period presentation. Please read Note 15—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Recent Events
On June 14, 2016, we entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC, to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly-owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the "WRC Acquisition"). Wyoming Refining owns and operates the 18,000 barrels per day Newcastle, Wyoming refinery and related logistics assets. The WRC Acquisition closed on July 14, 2016. Please read Note 17—Subsequent Events for further discussion.
On December 17, 2015, we entered into an equity commitment letter with Laramie Energy, pursuant to which we agreed to purchase certain membership interests of Laramie Energy for an aggregate cash purchase price of $55 million in connection with the closing of a purchase and sale agreement whereby Laramie Energy agreed to acquire certain properties in the Piceance Basin for $157.5 million, subject to customary purchase price adjustments. The transaction closed on March 1, 2016 and, upon the closing of the transaction, Laramie Energy assumed ownership and operatorship of the purchased properties and our ownership interest in Laramie Energy increased from 32.4% to 42.3%.
Results of Operations
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Net Income. Our second quarter 2016 results were impacted by poor global crack spreads which is reflected in a decrease in our net income from $11.7 million for the three months ended June 30, 2015 to a net loss of $13.1 million for the three months ended June 30, 2016. Other factors impacting our results period over period include the termination of certain financing agreements in 2015, the change in value of our contingent consideration obligation, an increase in our equity losses from Laramie and the release of a valuation allowance as further discussed below.

Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended June 30, 2016, Adjusted EBITDA was a loss of $6.8 million compared to earnings of $30.8 million for the three months ended June 30, 2015. The change was primarily related to lower crack spreads and higher transportation and repair and maintenance costs, partially offset by improved crude oil differentials and lower general and administrative expense associated with our Texadian operations.
For the three months ended June 30, 2016, Adjusted Net Income (Loss) was a loss of $35.0 million when compared to income of $17.1 million for the three months ended June 30, 2015. The change was primarily related to lower crack spreads, higher transportation and repair and maintenance costs, and an increase in our equity losses from Laramie Energy, partially offset by improved crude oil differentials.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Net Income. During 2016, our financial performance was impacted by poor global crack spreads which is reflected in a decrease in our net income from $12.2 million for the six months ended June 30, 2015 to a net loss of $31.8 million for the six months ended June 30, 2016. Other factors impacting our results period over period include the termination of certain financing agreements in 2015, the change in value of our contingent consideration obligation, an increase in our equity losses from Laramie and the release of a valuation allowance as further discussed below.
Adjusted EBITDA and Adjusted Net Income (Loss). For the six months ended June 30, 2016, Adjusted EBITDA was a loss $1.4 million compared to earnings of $53.2 million for the six months ended June 30, 2015. The change was primarily related to lower crack spreads, the acquisition of Mid Pac on April 1, 2015, and higher transportation and repair and maintenance costs, partially offset by improved crude oil differentials.
For the six months ended June 30, 2016, Adjusted Net Income (Loss) was a loss of $41.5 million compared to income of $28.8 million for the six months ended June 30, 2015. The change was primarily related to lower crack spreads, the acquisition of Mid Pac on April 1, 2015, higher transportation and repair and maintenance costs, and an increase in losses from Laramie Energy partially offset by improved crude oil differentials and an income tax benefit due to the release of a portion of our valuation allowance.

The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues	$413,793	$583,759	$(169,966)	(29)%
Cost of revenues (excluding depreciation)	364,662	505,031	(140,369)	(28)%
Operating expense (excluding depreciation)	35,868	32,471	3,397	10%
Lease operating expense	10	1,508	(1,498)	(99)%
Depreciation, depletion, and amortization	5,100	5,005	95	2%
General and administrative expense	10,621	11,814	(1,193)	(10)%
Acquisition and integration expense	845	470	375	80%
Total operating expenses	417,106	556,299
Operating income (loss)	(3,313)	27,460
Other income (expense)
Interest expense and financing costs, net	(6,106)	(5,825)	(281)	(5)%
Loss on termination of financing agreements	—	(19,229)	19,229	—%
Other income (expense), net	67	(158)	225	142%
Change in value of common stock warrants	1,176	3,313	(2,137)	(65)%
Change in value of contingent consideration	3,552	(9,495)	13,047	137%
Equity losses from Laramie Energy, LLC	(16,948)	(2,950)	(13,998)	(475)%
Total other expense, net	(18,259)	(34,344)
Loss before income taxes	(21,572)	(6,884)
Income tax benefit	8,484	18,607	(10,123)	(54)%
Net income (loss)	$(13,088)	$11,723

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues	$791,604	$1,127,370	$(335,766)	(30)%
Cost of revenues (excluding depreciation)	707,051	982,537	(275,486)	(28)%
Operating expense (excluding depreciation)	73,961	64,751	9,210	14%
Lease operating expense	124	3,039	(2,915)	(96)%
Depreciation, depletion, and amortization	10,196	8,256	1,940	23%
General and administrative expense	21,791	21,939	(148)	(1)%
Acquisition and integration expense	1,516	1,531	(15)	(1)%
Total operating expenses	814,639	1,082,053
Operating income (loss)	(23,035)	45,317
Other income (expense)
Interest expense and financing costs, net	(10,719)	(11,382)	663	6%
Loss on termination of financing agreements	—	(19,229)	19,229	—%
Other income (expense), net	116	(154)	270	175%
Change in value of common stock warrants	2,820	(1,709)	4,529	265%
Change in value of contingent consideration	9,728	(14,424)	24,152	167%
Equity losses from Laramie Energy, LLC	(18,818)	(4,776)	(14,042)	(294)%
Total other expense, net	(16,873)	(51,674)
Loss before income taxes	(39,908)	(6,357)
Income tax benefit	8,147	18,542	(10,395)	(56)%
Net income (loss)	$(31,761)	$12,185
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2016 and 2015 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended June 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$372,785	$24,792	$71,873	$11,769	$(67,426)	$413,793
Cost of revenues (excluding depreciation)	346,547	16,547	56,516	12,483	(67,431)	364,662
Operating expense (excluding depreciation)	23,093	2,321	10,454	—	—	35,868
Lease operating expense	—	—	—	—	10	10
Depreciation, depletion and amortization	1,954	923	1,494	171	558	5,100
General and administrative expense	—	—	—	—	10,621	10,621
Acquisition and integration expense	—	—	—	—	845	845
Operating income (loss)	$1,191	$5,001	$3,409	$(885)	$(12,029)	$(3,313)

Three months ended June 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$538,453	$21,059	$80,938	$25,125	$(81,816)	$583,759
Cost of revenues (excluding depreciation)	488,283	12,557	64,298	23,418	(83,525)	505,031
Operating expense (excluding depreciation)	21,398	1,316	9,757	—	—	32,471
Lease operating expense	—	—	—	—	1,508	1,508
Depreciation, depletion, and amortization	2,061	830	1,590	229	295	5,005
General and administrative expense	—	—	—	—	11,814	11,814
Acquisition and integration expense	—	—	—	—	470	470
Operating income (loss)	$26,711	$6,356	$5,293	$1,478	$(12,378)	$27,460

Six months ended June 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$709,189	$45,579	$140,375	$22,179	$(125,718)	$791,604
Cost of revenues (excluding depreciation)	673,253	29,373	106,466	23,803	(125,844)	707,051
Operating expense (excluding depreciation)	49,143	4,220	20,598	—	—	73,961
Lease operating expense	—	—	—	—	124	124
Depreciation, depletion, and amortization	3,894	1,841	3,032	342	1,087	10,196
General and administrative expense	—	—	—	—	21,791	21,791
Acquisition and integration expense	—	—	—	—	1,516	1,516
Operating income (loss)	$(17,101)	$10,145	$10,279	$(1,966)	$(24,392)	$(23,035)

Six months ended June 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,033,071	$40,777	$127,657	$66,079	$(140,214)	$1,127,370
Cost of revenues (excluding depreciation)	939,791	23,083	97,728	64,334	(142,399)	982,537
Operating expense (excluding depreciation)	46,333	2,736	15,682	—	—	64,751
Lease operating expense	—	—	—	—	3,039	3,039
Depreciation, depletion, and amortization	3,738	1,420	2,183	458	457	8,256
General and administrative expense	—	—	—	—	21,939	21,939
Acquisition and integration expense	—	—	—	—	1,531	1,531
Operating income (loss)	$43,209	$13,538	$12,064	$1,287	$(24,781)	$45,317
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)
Includes eliminations of intersegment revenues and Cost of revenues (excluding depreciation) of $67.5 million and $83.5 million for the three months ended June 30, 2016 and 2015, respectively. Includes eliminations of intersegment revenues and Cost of revenues (excluding depreciation) of $125.9 million and $142.4 million for the six months ended June 30, 2016 and 2015, respectively.

Below is a summary of key operating statistics for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refining Segment
Total Crude Oil Throughput (Mbpd)	77.5	80.8	75.9	77.8
Source of Crude Oil:
North America	26.5%	61.0%	45.1%	53.8%
Latin America	0.9%	10.8%	4.0%	11.9%
Africa	20.7%	16.6%	12.6%	14.1%
Asia	40.7%	11.3%	32.6%	15.9%
Middle East	11.2%	0.3%	5.7%	4.3%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.3%	25.5%	26.8%	26.3%
Distillate	47.1%	43.0%	44.2%	43.7%
Fuel oils	17.7%	23.9%	19.9%	22.5%
Other products	4.7%	4.9%	5.7%	4.7%
Total yield	96.8%	97.3%	96.6%	97.2%

Refined product sales volume (Mbpd)
On-island sales volume	61.0	64.2	60.9	64.3
Exports sale volume	8.7	10.5	14.7	14.1
Total refined product sales volume	69.7	74.7	75.6	78.4

4-1-2-1 Singapore Crack Spread (1) ($ per barrel)	$2.46	$8.24	$2.92	$8.04
4-1-2-1 Mid Pacific Crack Spread (1) ($ per barrel)	3.96	9.76	4.22	9.43
Mid Pacific Crude Oil Differential (2) ($ per barrel)	(2.04)	(1.30)	(2.07)	(1.86)
Operating income (loss) per bbl ($/throughput bbl)	(1.08)	3.20	(0.19)	2.84
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	2.35	6.42	3.53	6.50
Production costs per bbl ($/throughput bbl) (4)	3.15	2.94	3.44	3.39
DD&A per bbl ($/throughput bbl)	0.28	0.28	0.28	0.27

Retail Segment
Retail sales volumes (thousands of gallons)	22,998	22,621	45,284	34,787

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	80.9	84.0	78.5	79.2
Refined product pipelines	61.8	66.9	68.2	70.7
Total pipeline throughput	142.7	150.9	146.7	149.9
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

(3)	Please see discussion of Adjusted Gross Margin below. We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput.

(4)
Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refinery including personnel costs, repair and maintenance costs, insurance, utilities and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our condensed consolidated statement of operations, which also includes costs related to our bulk marketing operations.

Non-GAAP Performance Measures
Management uses certain financial measures to evaluate our operating performance that are considered non-GAAP financial measures. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP and our calculations thereof may not be comparable to similarly titled measures reported by other companies.
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), depreciation, depletion and amortization, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments and the impact of the embedded derivative repurchase obligation) and unrealized gains (losses) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments and unrealized gains (losses) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments just that we exclude from Adjusted Gross Margin.
Management believes Adjusted Gross Margin is an important measure of operating performance and uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. Management believes Adjusted Gross Margin provides useful information to investors because it eliminates the gross impact of volatile commodity prices and adjusts for certain non-cash items and timing differences created by our inventory financing agreement and lower of cost or net realizable value adjustments to demonstrate the earnings potential of the business before other fixed and variable costs, which are reported separately in Operating expense (excluding depreciation) and Depreciation, depletion and amortization.
Adjusted Gross Margin should not be considered an alternative to operating income (loss), net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted Gross Margin presented by other companies may not be comparable to our presentation since each company may define this term differently as they may include other manufacturing costs and depreciation expense in cost of revenues.
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2016	Refining	Logistics	Retail	Texadian
Operating income (loss)	$1,191	$5,001	$3,409	$(885)
Operating expense (excluding depreciation)	23,093	2,321	10,454	—
Depreciation, depletion and amortization	1,954	923	1,494	171
Inventory valuation adjustment	(676)	—	—	(383)
Unrealized loss (gain) on derivatives	(8,949)	—	—	543
Adjusted Gross Margin	$16,613	$8,245	$15,357	$(554)

Three months ended June 30, 2015	Refining	Logistics	Retail	Texadian
Operating income (loss)	$26,711	$6,356	$5,293	$1,478
Operating expense (excluding depreciation)	21,398	1,316	9,757	—
Depreciation, depletion and amortization	2,061	830	1,590	229
Inventory valuation adjustment	—	—	—	44
Unrealized loss (gain) on derivatives	(3,005)	—	—	1,025
Adjusted Gross Margin	$47,165	$8,502	$16,640	$2,776

Six months ended June 30, 2016	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(17,101)	$10,145	$10,279	$(1,966)
Operating expense (excluding depreciation)	49,143	4,220	20,598	—
Depreciation, depletion and amortization	3,894	1,841	3,032	342
Inventory valuation adjustment	20,760	—	—	(3,499)
Unrealized loss (gain) on derivatives	(7,934)	—	—	520
Adjusted Gross Margin	$48,762	$16,206	$33,909	$(4,603)

Six months ended June 30, 2015	Refining	Logistics	Retail	Texadian
Operating income (loss)	$43,209	$13,538	$12,064	$1,287
Operating expense (excluding depreciation)	46,333	2,736	15,682	—
Depreciation, depletion and amortization	3,738	1,420	2,183	458
Inventory valuation adjustment	—	—	—	(2,135)
Unrealized loss (gain) on derivatives	(1,693)	—	—	2,119
Adjusted Gross Margin	$91,587	$17,694	$29,929	$1,729
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, inventory valuation adjustment, loss on termination of financing agreements and release of tax valuation allowance. Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest, taxes, DD&A and equity losses from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

•	The financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	The ability of our assets to generate cash to pay interest on our indebtedness; and

•	Our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Adjusted Net Income (Loss) and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Adjusted Net Income (Loss) and Adjusted EBITDA presented by other companies may not be comparable to our presentation as other companies may define these terms differently.

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(13,088)	$11,723	$(31,761)	$12,185
Inventory valuation adjustment	(1,059)	44	17,261	(2,135)
Unrealized loss (gain) on derivatives	(8,406)	(1,980)	(7,414)	426
Acquisition and integration expense	845	470	1,516	1,531
Loss on termination of financing agreements	—	19,229	—	19,229
Release of tax valuation allowance (1)	(8,573)	(18,585)	(8,573)	(18,585)
Change in value of common stock warrants	(1,176)	(3,313)	(2,820)	1,709
Change in value of contingent consideration	(3,552)	9,495	(9,728)	14,424
Adjusted Net Income (Loss)	(35,009)	17,083	(41,519)	28,784
Depreciation, depletion and amortization	5,100	5,005	10,196	8,256
Interest expense and financing costs, net	6,106	5,825	10,719	11,382
Equity losses from Laramie Energy, LLC	16,948	2,950	18,818	4,776
Income tax expense (benefit)	89	(22)	426	43
Adjusted EBITDA	$(6,766)	$30,841	$(1,360)	$53,241
________________________________________________________

(1)	Included in Income tax benefit on our condensed consolidated statements of operations.
Factors Impacting Segment Results
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Refining. Operating income for our refining segment was $1.2 million for the three months ended June 30, 2016, a decrease of $25.5 million compared to $26.7 million for the three months ended June 30, 2015. The decrease in profitability was primarily driven by lower crack spreads. The 4-1-2-1 Mid Pacific crack spread decreased 59% from $9.76 per barrel in the second quarter of 2015 to $3.96 per barrel in the second quarter of 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased 57% from $1.30 per barrel in the second quarter of 2015 to $2.04 per barrel in the second quarter of 2016. Additionally, our profitability decreased as a result of approximately $1.9 million of repair and maintenance expenses incurred in connection with the turnaround of our Hawaii refinery that will take place in the third quarter of 2016.
Logistics. Operating income for our logistics segment was $5.0 million for the three months ended June 30, 2016, a decrease of $1.4 million compared to operating income of $6.4 million for the three months ended June 30, 2015. Profitability of the logistics business is primarily driven by throughput, which decreased from 150.9 Mbpd for the three months ended June 30, 2015 to 142.7 Mbpd for the three months ended June 30, 2016. Additionally, repair and maintenance costs related to our SPM increased by $0.8 million.
Retail. Operating income for our retail segment was $3.4 million for the three months ended June 30, 2016, a decrease of $1.9 million compared to operating income of $5.3 million for the three months ended June 30, 2015. The decrease in operating income was primarily due to a decrease in sales prices of 14% partially offset by 2% higher retail sales volumes in the quarter. The decrease in sales prices caused a compression in margin as costs did not decrease at the same rate as sales prices.
Texadian. Operating loss for our Texadian segment was $0.9 million for the three months ended June 30, 2016, a decrease of $2.4 million compared to operating income of $1.5 million for the three months ended June 30, 2015. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes as the Cushing/Hardisty trading differential decreased from $4.54 per barrel in the second quarter of 2015 to $3.69 per barrel in the second quarter of 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Refining. Operating loss for our refining segment was $17.1 million for the six months ended June 30, 2016, a decrease of $60.3 million compared to operating income of $43.2 million for the six months ended June 30, 2015. The decrease in profitability was primarily driven by lower crack spreads. The 4-1-2-1 Mid Pacific crack spread decreased 55% from $9.43 per barrel for the six months ended June 30, 2015 to $4.22 per barrel for the six months ended June 30, 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased 11% from $1.86 per barrel for the six months ended June 30, 2015 to $2.07 per barrel for the six months ended June 30, 2016. Additionally, our profitability decreased as a result of approximately $1.9 million of repair and maintenance expenses incurred in connection with the turnaround of our Hawaii refinery that will take place in the third quarter of 2016.
Logistics. Operating income for our logistics segment was $10.1 million for the six months ended June 30, 2016, a decrease of $3.4 million compared to operating income of $13.5 million for the six months ended June 30, 2015. Profitability of the logistics business is primarily driven by a $1.2 million increase in repair and maintenance costs related to our SPM and throughput, which decreased from 149.9 Mbpd for the six months ended June 30, 2015 to 146.7 Mbpd for the six months ended June 30, 2016.
Retail. Operating income for our retail segment was $10.3 million for the six months ended June 30, 2016, a decrease of $1.8 million compared to operating income of $12.1 million for the six months ended June 30, 2015. The decrease in operating income was primarily due to a decrease in sales prices of 15%. The decrease in sales prices was partially offset by the acquisition of Mid Pac on April 1, 2015 which contributed $5.9 million of operating income for the six months ended June 30, 2016 to our retail segment as compared to $3.1 million for the six months ended June 30, 2015.
Texadian. Operating loss for our Texadian segment was $2.0 million for the six months ended June 30, 2016, a decrease of $3.3 million compared to operating income of $1.3 million for the six months ended June 30, 2015. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil as the Cushing/Hardisty trading differential decreased from $5.49 per barrel for the six months ended June 30, 2015 to $3.60 per barrel for the six months ended June 30, 2016.

Adjusted Gross Margin
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Refining. For the three months ended June 30, 2016, our refining Adjusted Gross Margin was approximately $16.6 million, a decrease of $30.6 million compared to $47.2 million for the three months ended June 30, 2015. The decrease was primarily due to lower crack spreads. The 4-1-2-1 Mid Pacific crack spread decreased 59% from $9.76 per barrel during the three months ended June 30, 2015 to $3.96 per barrel during the three months ended June 30, 2016. The decrease in crack spreads resulted in a decrease of approximately $22.6 million in Adjusted Gross Margin for the refining segment.
Logistics. For the three months ended June 30, 2016, our logistics Adjusted Gross Margin was approximately $8.2 million, a decrease of $0.3 million compared to $8.5 million for the three months ended June 30, 2015. The decrease was primarily driven by throughput, which decreased from 150.9 Mbpd for the three months ended June 30, 2015 to 142.7 Mpbd for the three months ended June 30, 2016.
Retail. For the three months ended June 30, 2016, our retail Adjusted Gross Margin was approximately $15.4 million, a decrease of $1.2 million when compared to $16.6 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease of 14% in sales prices which caused a compression in retail fuel margins (sales price of fuel charged to retail customers “at the pump” minus cost of fuel paid to our suppliers) as costs did not decrease at the same rate as prices. We typically experience lower fuel margins in periods when the cost of crude oil is increasing, and higher fuel margins in periods when the cost of crude oil is decreasing. The decrease in sales prices was partially offset by 2% higher retail sales volumes.
Texadian. For the three months ended June 30, 2016, our Texadian Adjusted Gross Margin was a loss of approximately $0.6 million, a decrease of $3.4 million compared to approximately $2.8 million for the three months ended June 30, 2015. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes as the Cushing/Hardisty trading differential decreased from $4.54 per barrel for the three months ended June 30, 2015 to $3.69 per barrel for the three months ended June 30, 2016.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Refining. For the six months ended June 30, 2016, our refining Adjusted Gross Margin was approximately $48.8 million, a decrease of $42.8 million compared to $91.6 million for the six months ended June 30, 2015. The decrease was primarily due to lower crack spreads. The 4-1-2-1 Mid Pacific crack spread decreased 55% from $9.43 per barrel for the six months ended June 30, 2015 to $4.22 per barrel for the six months ended June 30, 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased 11% from $1.86 per barrel for the six months ended June 30, 2015 to $2.07 per barrel for the six months ended June 30, 2016.
Logistics. For the six months ended June 30, 2016, our logistics Adjusted Gross Margin was approximately $16.2 million, a decrease of $1.5 million compared to $17.7 million for the six months ended June 30, 2015. The decrease was primarily driven by throughput, which decreased from 149.9 Mbpd for the six months ended June 30, 2015 to 146.7 Mbpd for the six months ended June 30, 2016.
Retail. For the six months ended June 30, 2016, our retail Adjusted Gross Margin was approximately $33.9 million, an increase of $4.0 million when compared to $29.9 million for the six months ended June 30, 2015. The increase was primarily due to the acquisition of Mid Pac on April 1, 2015 which contributed to higher sales volumes of 30% offset by a decrease of 15% in sales prices which caused a compression in retail fuel margins (sales price of fuel charged to retail customers “at the pump” minus cost of fuel paid to our suppliers) as costs did not decrease at the same rate as prices.
Texadian. For the six months ended June 30, 2016, our Texadian Adjusted Gross Margin was a loss of approximately $4.6 million, a decrease of $6.3 million when compared to approximately $1.7 million for the six months ended June 30, 2015. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes as the Cushing/Hardisty trading differential decreased from $5.49 per barrel in the six months ended June 30, 2015 to $3.60 per barrel in the six months ended June 30, 2016.
Discussion of Consolidated Results
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Revenues. For the three months ended June 30, 2016 revenues were $413.8 million, a $170.0 million decrease compared to $583.8 million for the three months ended June 30, 2015. The decrease was primarily due to a reduction of $149.7 million and $13.4 million in third-party revenues in our refining and Texadian segments, respectively, driven by global declines in crude oil prices. Brent crude oil prices averaged $45.57 per barrel during the second quarter of 2016 compared to $61.65 per barrel during the second quarter of 2015, with similar decreases experienced for WTI crude oil prices. Revenues in our retail segment decreased $9.1 million primarily driven by a decrease of 14% in sales prices. Intercompany revenues for the refining segment, which are eliminated on a consolidated basis, decreased by $16 million.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2016, cost of revenues (excluding depreciation), was $364.7 million, a $140.4 million decrease compared to $505.0 million for the three months ended June 30, 2015. The decrease was primarily due to a reduction of $141.7 million in refining cost of revenues (excluding depreciation), as a result of global declines in crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2016, operating expense (excluding depreciation) was approximately $35.9 million, an increase of $3.4 million when compared to $32.5 million for the three months ended June 30, 2015. The increase was primarily due to higher repair and maintenance expenses of approximately $1.6 million related to the contemplated turnaround of our Hawaii refinery and an increase of approximately $2 million in transportation costs resulting from a new barge chartered in March 2016.
Lease Operating Expense. For the three months ended June 30, 2016, lease operating expense was approximately $10.0 thousand, a decrease of $1.5 million when compared to $1.5 million for the three months ended June 30, 2015. The decrease was primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Depreciation, Depletion and Amortization. For the three months ended June 30, 2016, DD&A expense was approximately $5.1 million, which was relatively flat compared to $5.0 million for the three months ended June 30, 2015.
General and Administrative Expense. For the three months ended June 30, 2016, general and administrative expense was approximately $10.6 million, a decrease of $1.2 million when compared to $11.8 million for the three months ended June 30, 2015. The decrease was primarily due to lower payroll and other administrative costs associated with our Texadian operations. Our Canadian office that supported our Texadian operations was closed in the first quarter of 2016.
Acquisition and Integration Expense. For the three months ended June 30, 2016, acquisition and integration expense was approximately $0.8 million, an increase of $0.3 million when compared to $0.5 million for the three months ended June 30, 2015. The increase was due to acquisition expense of $0.8 million incurred in connection with the WRC Acquisition completed in July 2016. Additionally, during the three months ended June 30, 2016, we incurred no expense related to the integration of Mid

Pac, which was acquired on April 1, 2015, compared to $0.5 million of integration expense during the three months ended June 30, 2015.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2016, our interest expense and financing costs were approximately $6.1 million, an increase of $0.3 million when compared to $5.8 million for the three months ended June 30, 2015. Interest expense associated with our retail operations increased $1.5 million due to higher principal amounts outstanding under the KeyBank credit agreement compared to the terminated HIE Retail credit agreement. The increase in interest expense associated with our retail operations was partially offset by a decrease of $0.8 million due to lower balances on our Term Loan and a decrease of $0.3 million related to our Texadian credit agreement which expired in February 2016.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2016, the change in value of common stock warrants resulted in a gain of approximately $1.2 million, a decrease of $2.1 million when compared to a gain of approximately $3.3 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our stock price decreased from $18.76 per share as of March 31, 2016 to $15.34 per share as of June 30, 2016 which resulted in a decrease in the fair value of the common stock warrants. During the three months ended June 30, 2015, our stock price decreased from $23.21 per share as of March 31, 2015 to $18.72 per share as of June 30, 2015, which resulted in a decrease in the fair value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended June 30, 2016, the change in value of our contingent consideration liability resulted in a gain of approximately $3.6 million, a change of $13.1 million when compared to a loss of $9.5 million for the three months ended June 30, 2015. The contingent consideration relates to the acquisition of PHR which occurred on September 25, 2013 and the change in value during the three months ended June 30, 2016 was due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads.
Equity Losses From Laramie Energy. For the three months ended June 30, 2016, equity losses from Laramie were approximately $16.9 million, an increase in the loss of $14.0 million compared to equity losses of $3.0 million for the three months ended June 30, 2015. The increase in the loss was primarily due to an increase in derivative losses and DD&A of $28.5 million and $4.6 million, respectively, in the second quarter of 2016 compared to the same period in 2015.
Income Taxes. For the three months ended June 30, 2016, we recorded an income tax benefit of $8.5 million primarily due to the release of a portion of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of the 5.00% Convertible Senior Notes. For the three months ended June 30, 2015, we recorded an income tax benefit of $18.6 million primarily due to the release of a portion of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income of Mid Pac.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Revenues. For the six months ended June 30, 2016, revenues were $791.6 million, a $335.8 million decrease compared to $1.1 billion for the six months ended June 30, 2015. The decrease was primarily due to reductions of $324.9 million and $25.8 million in third-party revenues in our refining and Texadian segments, respectively, and was primarily the result of global declines in crude oil prices. Brent crude oil prices averaged $57.84 per barrel in the six months ended June 30, 2015 compared to $39.80 per barrel in the six months ended June 30, 2016, with similar decreases experienced for WTI crude oil prices. Revenues in our retail segment increased $12.7 million primarily driven by the Mid Pac acquisition on April 1, 2015 which contributed revenues for the retail segment of $58.7 million and $31.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in retail revenues was partially offset by a decrease of 15% in sales prices. Intercompany revenues for the refining and Texadian segments, which are eliminated on a consolidated basis, increased by $1.0 million and decreased by $18.1 million, respectively, during the six months ended June 30, 2016 compared to the same period in 2015.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2016, cost of revenues (excluding depreciation), was $707.1 million, a $275.4 million decrease compared to $1.0 billion for the six months ended June 30, 2015. The decrease was primarily due to reductions of $266.5 million and $40.5 million in our refining and Texadian segments, respectively, and was primarily the result of global declines in crude oil prices as discussed above. Cost of revenues (excluding depreciation) in our retail segment increased $8.8 million primarily driven by the Mid Pac acquisition on April 1, 2015 which contributed cost of revenues (excluding depreciation) for the retail segment of $43.6 million and $24.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase in retail cost of revenues (excluding depreciation) was partially offset by a decrease of 31% in the cost of refined product resulting from the global declines in crude oil prices as discussed above. Intercompany cost of revenues (excluding depreciation) for the refining and Texadian segments, which are eliminated on a consolidated basis, increased by $1.0 million and decreased by $18.1 million, respectively, during the six months ended June 30, 2016 compared to the same period in 2015.

Operating Expense (Excluding Depreciation). For the six months ended June 30, 2016, operating expense (excluding depreciation) was approximately $74.0 million, an increase of $9.2 million compared to $64.8 million for the six months ended June 30, 2015. The increase was primarily due to the acquisition of Mid Pac which had operating expense (excluding depreciation) of $10.9 million in 2016 compared to $4.9 million in 2015, an increase of $6.0 million. Additionally, we chartered a new barge in 2016 which increased operating expense (excluding depreciation) by $2.0 million and repair and maintenance expense increased $1.6 million in connection with the scheduled turnaround.
Lease Operating Expense. For the six months ended June 30, 2016, lease operating expense was approximately $0.1 million, a decrease of $2.9 million when compared to $3.0 million for the six months ended June 30, 2015. The decrease was primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Depreciation, Depletion and Amortization. For the six months ended June 30, 2016, DD&A expense was approximately $10.2 million, an increase of $1.9 million compared to $8.3 million for the six months ended June 30, 2015. The increase was primarily due to depreciation, depletion and amortization of assets acquired as part of the Mid Pac acquisition on April 1, 2015. Mid Pac contributed $2.9 million and $1.5 million of DD&A expense for the six months ended June 30, 2016 and 2015, respectively.
General and Administrative Expense. For the six months ended June 30, 2016, general and administrative expense was approximately $21.8 million, which was relatively flat when compared to $21.9 million for the six months ended June 30, 2015.
Acquisition and Integration Expense. For the six months ended June 30, 2016, acquisition and integration expense was approximately $1.5 million, which was flat when compared to $1.5 million for the six months ended June 30, 2015. The expense related to the WRC Acquisition in the six months ended June 30, 2016 was comparable to expense incurred for the Mid Pac acquisition and integration during the six months ended June 30, 2015.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2016, our interest expense and financing costs were approximately $10.7 million, a decrease of $0.7 million when compared to $11.4 million for the six months ended June 30, 2015. The decrease was primarily due to lower interest expense associated with our Term Loan partially offset by an increase in interest expense associated with our retail operations. The Term Loan interest expense decreased due to a lower principal amount outstanding during the six months ended June 30, 2016 and lower interest rates in effect during the first quarter of 2016 as a result of paying cash for interest rather than paying interest in kind. Interest expense associated with our retail operations increased due to higher principal amounts outstanding under the KeyBank credit agreement compared to the terminated HIE Retail credit agreement.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2016, the change in value of common stock warrants resulted in a gain of approximately $2.8 million, a change of $4.5 million when compared to a loss of $1.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our stock price decreased from $23.54 per share as of December 31, 2015 to $15.34 per share as of June 30, 2016 which resulted in a decrease in the fair value of the common stock warrants. During the six months ended June 30, 2015, our stock price increased from $16.25 per share on December 31, 2014 to $18.72 per share on June 30, 2015 which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the six months ended June 30, 2016, the change in value of our contingent consideration liability resulted in a gain of approximately $9.7 million, a change of $24.1 million when compared to a loss of $14.4 million for the six months ended June 30, 2015. The contingent consideration relates to the acquisition of PHR which occurred on September 25, 2013 and the change in value was due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads.
Loss on Termination of Financing Agreements. For the six months ended June 30, 2015, our loss on the termination of financing agreements was approximately $19.2 million, which includes a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreements and a loss of $1.8 million on the termination of the previous PHR credit agreement.The loss of $17.4 million on the termination of the Supply and Exchange Agreements consists of a loss of $13.3 million for the cash settlement value of the liability and a loss of $5.6 million for the acceleration of deferred financing costs, partially offset by a $1.5 million exit fee received from Barclays. The loss on the termination of the HIE ABL consists of the accelerated amortization of deferred financing costs. No such loss was incurred in the 2016 period.
Equity Losses From Laramie Energy. For the six months ended June 30, 2016, equity losses from Laramie were approximately $18.8 million, an increase in the loss of $14.0 million compared to equity losses of $4.8 million for the six months ended June 30, 2015. The increase in the loss was primarily due lower sales prices for gas and condensate and a $20.7 million increase in losses on derivative instruments in the six months ended June 30, 2016 compared to the same period in 2015.

Income Taxes. For the six months ended June 30, 2016, we recorded an income tax benefit $8.1 million primarily due to the release of $8.6 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of the 5.00% Convertible Senior Notes. For the six months ended June 30, 2015, we recorded an income tax benefit of $18.5 million primarily due to the release of $18.6 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income of Mid Pac.
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
The following table summarizes our liquidity position as of August 3, 2016 and June 30, 2016 (in thousands):

August 3, 2016	Par Hawaii Refining	Wyoming Refining	Texadian	KeyBank (2)	Corporate and Other	Total
Cash and cash equivalents	$8,995	$73	$1,379	$14,121	$19,322	$43,890
Revolver availability	—	—	—	$5,000	—	5,000
Wyoming Refining availability	—	8,000	—	—	—	8,000
Deferred Payment Arrangement availability (1)	20,916	—	—	$—	—	20,916
Total available liquidity	$29,911	$8,073	$1,379	$19,121	$19,322	$77,806

June 30, 2016	Par Hawaii Refining	Texadian	KeyBank (2)	Corporate and Other	Total
Cash and cash equivalents	$26,512	$868	$9,211	$127,546	$164,137
Revolver availability	—	—	5,000	—	5,000
Deferred Payment Arrangement availability (1)	1,064	—	—	—	1,064
Total available liquidity	$27,576	$868	$14,211	$127,546	$170,201
 ________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.

(2)	Includes HIE Retail, LLC and Mid Pac, which are parties to the KeyBank Credit Agreement.
The change in our liquidity position from June 30, 2016 to August 3, 2016 was primarily attributable to funding and closing the WRC Acquisition, product purchases, Hawaii refinery turnaround expenditures and results of operations.
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $213.4 million and assumed $58.0 million of debt. The cash consideration was paid with funds received from the Bridge Notes, cash on hand, which included the net proceeds from our issuance of the 5.00% Convertible Senior Notes and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the "Chambers Credit Agreement"). In addition, the BofA Loan Agreement, which provides for a revolving credit facility and certain term loans, remained in place following the consummation of the WRC Acquisition. Please read Note 17—Subsequent Events for further discussion.
As of June 30, 2016, we had access to the J. Aron Deferred Payment Arrangement, the KeyBank Credit Agreement and cash on hand of $164.1 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. As of August 3, 2016, we also had access to a $30 million revolving credit facility under the BofA Loan Agreement. Generally, the primary uses of our capital resources have been in the operations of our refining segment, our retail segment, our Texadian segment, payments related to acquisitions, cash capital contributions to Laramie Energy and payments of operating expense (excluding depreciation) related to our natural gas and crude oil assets.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital and debt service requirements for the next 12 months. The Hawaii refinery turnaround costs of approximately $30 million to $35 million are expected to be funded through cash on hand and operating cash flows. The Hawaii refinery turnaround was expanded to include projects to comply with the Consent Decree as discussed in Note 11—Commitments and Contingencies. However, Tesoro is responsible under the Environmental Agreement to reimburse PHR for all reasonable third party capital expenditures incurred for the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition.
We may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(28,806)	$98,611
Net cash used in investing activities	(69,368)	(100,671)
Net cash provided by (used in) financing activities	94,523	(8,947)
Net cash used in operating activities was approximately $28.8 million for the six months ended June 30, 2016, which resulted from a net loss of approximately $31.8 million, non-cash charges to operations of approximately $9.8 million and net cash used for changes in operating assets and liabilities of approximately $6.9 million. Net cash provided by operating activities was approximately $98.6 million for the six months ended June 30, 2015, which resulted from net income of approximately $12.2 million, non-cash charges to operations of approximately $42.7 million, including $19.2 million for the loss on termination of financing agreements and $14.4 million in losses due to the change in value of contingent consideration related to the PHR acquisition, and net cash provided by changes in operating assets and liabilities of approximately $43.7 million.
For the six months ended June 30, 2016, net cash used in investing activities was approximately $69.4 million and primarily related to an investment in Laramie Energy of $55.0 million in connection with its acquisition of additional natural gas and oil properties and additions to property and equipment of approximately of $11.7 million. Net cash used in investing activities was approximately $100.7 million for the six months ended June 30, 2015 and was primarily related to $63.3 million for the acquisition of PHI, an investment in Laramie Energy of $27.5 million and additions to property and equipment of approximately $9.9 million.
Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $94.5 million and consisted primarily of net proceeds from borrowings of approximately $94.4 million and net proceeds from the J. Aron deferred payment arrangement of $15.6 million. These outflows were partially offset by a $16.8 million payment related to contingent consideration for the PHR acquisition, $12.0 million of which was classified as a financing activity. Net cash used in financing activities for the six months ended June 30, 2015 was approximately $8.9 million and consisted primarily of net repayments on debt and payments of deferred loan costs of $23.3 million. These repayments were partially offset by net cash proceeds of $14.1 million due to the change in the inventory financing agreements from the Barclays Supply and Exchange Agreements to the J. Aron Supply and Offtake Agreements.
Capital Expenditures
Our capital expenditures excluding acquisitions for the six months ended June 30, 2016 totaled approximately $11.7 million and were primarily related to our Hawaii refinery and information technology systems. We also funded $55 million for investments in Laramie Energy. Our capital expenditure budget for 2016, including major maintenance costs, ranges from $50 million to $55 million and primarily relates to scheduled turnaround expenditures, as well as projects to improve our Hawaii refinery reliability and efficiency and upgrades to our information technology systems. In connection with the closing of the WRC Acquisition, we increased our capital expenditure budget for 2016 by approximately $9 million which primarily relates to Wyoming refinery improvements to meet government regulations.
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
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties. Please read Note 7—Inventory Financing Agreements for more information.
Consent Decree. On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants, to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring, and to install certain leak detection and repair equipment required by the Consent Decree.
We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement to reimburse PHR for all reasonable third party capital expenditures incurred for the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Please read Note 11—Commitments and Contingencies for more information.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of the Hawaii refinery turnaround; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; the anticipated results of the Mid Pac earnout and indemnity dispute; the anticipated synergies and the benefits of the WRC Acquisition; the anticipated financial and operational results of Wyoming Refining and the effect on our cash flows; estimated costs of compliance with the final Tesoro Consent Decree and estimated costs to settle claims remaining in the General Trust; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity and cash flows. These and other forward-looking statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including those set out in our most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under "Risk Factors."
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by commodity price volatility. Our revenues fluctuate with refined product prices and our cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our quarter-to-date throughput of 77.5 thousand barrels per day, would change annualized operating income by approximately $27.9 million. This estimate may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our refined products inventory outside of the Supply and Offtake Agreements;

•	our fuel requirements for our Hawaii refinery;

•	our exposure to crude oil price volatility in our Texadian segment.
Our Supply and Offtake Agreements with J. Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J. Aron. Please read Note 7—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales and inventory. Our open futures and OTC swaps expire at various dates through September 30, 2016. At June 30, 2016, these open commodity derivative contracts represent:

•	futures and OTC swaps sales of 195 thousand barrels that economically hedge our refined products inventory;

•	sales of OTC swaps of 81 thousand barrels that economically hedge the difference between our actual inventory levels and target inventory levels under the Supply and Offtake Agreements; and

•	futures sales of 130 thousand barrels that economically hedge our physical inventory for our Texadian segment.
Based on our net open positions at June 30, 2016, a $1 change in the price of crude oil, assuming all other factors remain constant, would have a less than $250 thousand effect on the fair value of these derivative instruments and cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 78 thousand barrels per day of crude oil during the refining process. We internally consume approximately 3% of this throughput in the refining process which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost by purchasing option collars and swaps at a rate of 52 thousand barrels per month through December 2017 and 15 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $53.47 per barrel to a ceiling of $61.73 per barrel. The OTC swaps have a weighted-average price of $43.87.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of qualified Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of June 30, 2016, $102.5 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues (excluding depreciation) and interest expense of approximately $1.8 million and $1.2 million per year, respectively.
We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. As of June 30, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties.We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, we performed integration activities to enhance the consistency of the information technology systems utilized in our billing process for wholesale and bulk customers. There were no other changes during the quarter ended June 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
PHMSA Matters
The Pipeline and Hazardous Materials Administration (“PHMSA”) recently conducted an integrated inspection of the Wyoming refinery's products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, Wyoming Refining anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial or corrective actions and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations.
Kawaihae Loading Rack
On October 9, 2014, Mid Pac received a notice from the EPA alleging that Mid Pac had violated the Clean Air Act at its terminal located in Kawaihae, Hawaii by "failing to equip its loading rack with pollution controls" and by "failing to limit emissions from its loading rack," and advising Mid Pac that the matter had been referred to the DOJ. The DOJ proposed civil penalties of approximately $700 thousand. Subsequently, Mid Pac and the DOJ entered into a tolling agreement to facilitate settlement discussions. Mid Pac disputes the EPA's allegations. On April 1, 2015, we acquired Mid Pac. Mid Pac, the EPA and the DOJ have agreed to resolve the fines and penalties for $200 thousand and, among other things, the installation of a vapor collection system by no later than March 1, 2017.
Additionally, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 11—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see "Rick Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Risks Related to the Wyoming Refining Acquisition
We may fail to successfully integrate Wyoming Refining with our existing business in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations or cash flows, or fail to realize all of the expected benefits of the WRC Acquisition, which could negatively impact our future results of operations and financial condition.

Integration of Wyoming Refining with our existing business will be a complex, time-consuming and costly process, particularly given that the acquisition of Wyoming Refining significantly increased our size and diversified the geographic areas in which we operate. A failure to successfully integrate Wyoming Refining with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash flows. The difficulties of combining Wyoming Refining with our existing business include, among other things:

•	operating a larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of Wyoming Refining;

•	customer or key employee loss from Wyoming Refining;

•	the diversion of management’s attention from other business concerns;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	managing relationships with new customers and suppliers for whom we have not previously provided products or services;

•
maintaining an effective system of internal controls related to Wyoming Refining and integrating internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other regulatory compliance and corporate governance matters;

•	an inability to complete other internal growth projects and/or acquisitions;

•	difficulties integrating new technology systems that we have not historically used in our operations or financial reporting;

•	an increase in our indebtedness;

•
potential environmental or regulatory compliance matters or liabilities and title issues, including certain liabilities arising from Wyoming Refining's operations before our acquisition of Wyoming Refining;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating and consolidating corporate and administrative functions.

If any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits of the acquisition of Wyoming Refining may not be fully realized, if at all, and our future results of operations could be negatively impacted. In addition, the Wyoming Refining business may actually perform at levels below the forecasts we used to evaluate the acquisition of Wyoming Refining due to factors that are beyond our control, such as competition in Wyoming Refining's region, market demand for the products Wyoming Refining produces and regulatory requirements for maintenance and improvement projects that impact Wyoming Refining. If Wyoming Refining performs at levels below the forecasts we used to evaluate the acquisition of Wyoming Refining, then our future results of operations and financial condition could be negatively impacted.
The WRC Acquisition may prove to be worth less than we paid because of uncertainties in evaluating potential liabilities.
Our recent growth is due in large part to acquisitions, such as the acquisitions of Texadian, PHR and Mid Pac and the WRC Acquisition. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired companies and their businesses that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews, including the due diligence we conducted in connection with the WRC Acquisition may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise.
As a result, there may be unknown and contingent liabilities related to Wyoming Refining and its business of which we are unaware. We could be liable for unknown obligations relating to the WRC Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flows.
Financing the WRC Acquisition will substantially increase our outstanding indebtedness.

We funded the WRC Acquisition with net proceeds from the Chambers Loan, the Bridge Notes and cash on hand, which included the net proceeds from our notes offering. The resulting increase in our outstanding indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our outstanding indebtedness and may not be able to obtain additional financing on favorable terms or at all.
Flaws in our due diligence in connection with the WRC Acquisition could have a significant negative effect on our financial condition and results of operations.

We conducted limited due diligence in connection with the WRC Acquisition. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process and the fact that such efforts do not always lead to a consummated transaction. Diligence may not reveal all material issues that may affect a particular entity. In addition, factors outside the control of the entity and outside of our control may later arise. If, during the diligence process, we failed to identify issues specific to an entity or the environment in which the entity operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. In addition, charges of this nature may cause us to violate financial or other covenants under our debt financings. We cannot assure you that we will not have to take write-downs or write-offs in connection with the acquisitions of certain of the assets and assumption of certain liabilities of Wyoming Refining, which could have a negative effect on our financial condition and results of operations.
In connection with the WRC Acquisition, we will be required to undertake significant remediation and other corrective actions with respect to certain environmental matters.
In connection with the WRC Acquisition, there are several environmental issues that will require us to undertake significant remediation efforts and other corrective actions. The Wyoming refinery, owned by Wyoming Refining, is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery.
As is typical of older small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $22.5 million, approximately one-third of which we expect to incur in the next five years, with the remainder being incurred over approximately 30 years. We have the right to seek indemnification from the seller under the Purchase Agreement for breaches of representations and warranties related to environmental matters, subject to the limitations on indemnification provided therein.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and to replace those impoundments with a new wastewater treatment system. Based on preliminary information, reasonable estimates we have received suggest costs of approximately $2.1 million to modify or close the existing wastewater treatment ponds and approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders, and settlement agreements into which the Wyoming refinery has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, we may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the Wyoming Refining Acquisition. The Pipeline and Hazardous Materials Administration (“PHMSA”) recently conducted an integrated inspection of the products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial or corrective actions and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations

The volatility of crude oil prices and refined product prices and changes in the demand for such products may have a material adverse effect on our business, financial condition, results of operations or cash flows.
Expected earnings and cash flows from the WRC Acquisition depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products (“crack spread”) also fluctuates significantly. The prices we pay and prices we receive depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline and other refined products, which are subject to, among other things:

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

In addition, we purchase our refinery feedstocks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition, results of operations or cash flows.
Wyoming Refining is particularly vulnerable to disruptions to our refining operations because its refining operations are concentrated in one facility, which is scheduled for a maintenance turnaround during 2019 and 2020 that will involve significant expenditures.
Because all of Wyoming Refining's refining operations are concentrated in the Wyoming refinery, a significant disruption at the Newcastle facility could have a material adverse effect on our business, financial condition or results of operations. Wyoming Refining expects to perform a significant maintenance turnaround at the Wyoming refinery during 2019 and 2020, which will involve anticipated expenditures of $30 million to $31 million. All or a portion of its refinery’s production may be halted or disrupted during the turnaround and the turnaround, if unsuccessful or delayed, could have a material adverse effect on our business, financial condition or results of operations.
In addition, the Wyoming refinery may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds. Refinery operations may also be disrupted by external factors such as a suspension of feedstock deliveries or an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism. Disruptions to our refining operations could reduce our revenues during the period of time that our processing units are not operating.
The financial and operating results for Wyoming Refining, including the products it refines and distributes are seasonal and generally lower in the first and fourth quarters of the year.
The operating results for Wyoming Refining, including the products it refines and sells, can be seasonal. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. Wyoming Refining's financial and operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality.
Risks Related to Regulation
We could be held responsible in the future for decommissioning liabilities for offshore interests we no longer own.

Under state and federal law, oil and gas companies are obligated to plug and abandon (“P&A”) a well and restore the lease to pre-operating conditions after operations cease. U.S. state and federal regulations allow the government to call upon predecessors in interest of oil and gas leases to pay for P&A, restoration and decommissioning obligations if the current operator fails to fulfill those obligations, the costs of which could be significant. On March 23, 2016, we assigned our interests in the Point Arguello Unit offshore California to Whiting Oil and Gas Corporation; however, as a former record title holder, the federal Bureau of Ocean Energy Management could call upon us to fulfill the P&A obligations related to these divested assets if the then current lessee of those assets are unable to fulfill their obligations.
Renewable fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our business results of operations and financial condition and the Wyoming Refining Acquisition.
The EPA has issued Renewable Fuel Standard (“RFS”) mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the U.S. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as renewable identification numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we generate our own RINs that we have the option of retaining for current or future RFS compliance or selling on the open market.
Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our refinery in Hawaii and the Wyoming refinery are subject to compliance with the RFS mandates. On November 30, 2015, the EPA issued final volume mandates for the years 2014 through 2016, which are generally lower than the corresponding statutory mandates for those years.
Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s proposed volume mandates for 2014 through 2016 are generally lower than the corresponding statutory mandate for those years, the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels could increase in the future. Despite a decline in RINs prices from relatively higher levels observed during mid- 2013, we cannot currently predict the future prices of RINs and, thus, the expenses related to acquiring RINs in the future could increase relative to the cost in prior years. During 2015, we paid $6.3 million for RINs and expect to pay approximately the same amount in 2016 for our Hawaii refinery. We also expect to incur additional expenses related to acquiring RINs for our Wyoming refinery during 2016. Any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels, and/or any increase in the cost to acquire RINs has the potential to result in significant costs in connection with RINs compliance for 2016 and future years, which costs could be material and may have a material adverse impact on our business, financial condition, and results of operations. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely effected.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2016:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2016	1,161	$19.07	—	—
May 1 - May 31, 2016	562	17.52	—	—
June 1 - June 30, 2016	1,298	14.13	—	—
Total	3,021	$16.66	—	—
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

2.9
Unit Purchase Agreement, dated as of June 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 15, 2016.

2.1
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

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

4.8
Indenture, dated June 21, 2016, between Par Pacific Holdings, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 21, 2016.

4.9
Registration Rights Agreement, dated June 21, 2016, between Par Pacific Holdings, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2016.

4.10
Bridge Note Commitment Letter dated as of June 14, 2016, among Par Pacific Holdings, Inc., EGI Investors, L.L.C., Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2016.

4.11
Back-Up Convertible Note Commitment dated as of June 14, 2016, among Par Pacific Holdings, Inc., Highbridge International LLC, Highbridge Tactical Credit & Convertibles Master Fund, L.P. and funds managed on behalf of Whitebox Advisors, LLC. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 15, 2016.

4.12
Seventh Amendment, Consent and Waiver to Delayed Draw Term Loan and Bridge Credit Agreement, dated as of June 15, 2016. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2016.

4.13	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.+

10.1	Restricted Stock Award between Par Pacific Holdings, Inc. and William Monteleone dated February 16, 2016.+*

10.2	Stock Option Award between Par Pacific Holdings, Inc. and William Monteleone dated February 16, 2016.+*

10.3	Restricted Stock Award between Par Pacific Holdings, Inc. and Christopher Micklas dated February 16, 2016.+*

10.4	Stock Option Award between Par Pacific Holdings, Inc. and Christopher Micklas dated February 16, 2016.+*

10.5	Restricted Stock Award between Par Pacific Holdings, Inc. and James Matthew Vaughn dated February 16, 2016.+*

10.6	Stock Option Award between Par Pacific Holdings, Inc. and James Matthew Vaughn dated February 16, 2016.+*

10.7	Restricted Stock Award between Par Pacific Holdings, Inc. and Jim Yates dated February 16, 2016.+*

10.8	Stock Option Award between Par Pacific Holdings, Inc. and Jim Yates dated February 16, 2016.+*

10.9	Restricted Stock Award between Par Pacific Holdings, Inc. and Kelly Rosser dated February 16, 2016.+*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

Date: August 9, 2016