Form 10-K/A
period 2015-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2016-08-12
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________________________________________________________________
FORM 10-K/A
Amendment No. 1
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

TABLE OF CONTENTS

PAGE

EXPLANATORY NOTE	1
PART II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	25

i

EXPLANATORY NOTE
Par Pacific Holdings, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2016 (the “Original Form 10-K”), solely in response to comments received from the staff of the SEC. In response to the comments, the Company amended and restated the disclosures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Original Form 10-K to expand and revise its disclosures primarily with respect to its presentation of non-GAAP financial measures.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 7 of Part II and Item 15 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. As the Amended Form 10-K relates only to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Exhibits, Financial Statement Schedules, the previously issued consolidated financial statements and footnotes to the Original Form 10-K are unchanged. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

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

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Loss. For the year ended December 31, 2015, our net loss was $39.9 million compared to a $47.0 million net loss for the year ended December 31, 2014. During the year ended December 31, 2015, we benefited from favorable market conditions with crack spreads above the five year average which improved our margins and declining crude prices which reduced our operating expenses. We continued the trend of commercial improvements with increased on-island sales mainly resulting from a contract with the military for jet fuel and additional fuel volumes as a result of our acquisition of Par Hawaii. The favorable market conditions were partially offset by losses related to the change in value of our common stock warrants and contingent consideration, equity losses from our investment in Laramie and losses on the termination of financing agreements as further discussed below.

Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2015, Adjusted EBITDA was $110.4 million compared to a $9.2 million loss for the year ended December 31, 2014. The change was primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices.
For the year ended December 31, 2015, Adjusted Net Income (Loss) was $14.3 million compared to a $38.8 million loss for the year ended December 31, 2014. The change is primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices, offset by a decrease of $58.8 million in our equity earnings from Laramie Energy, largely due to an impairment of $41.1 million, higher depreciation, depletion and amortization expenses and higher interest expense and financing costs in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Loss. Our net loss decreased to $47.0 million for the year ended December 31, 2014 from $79.2 million for the year ended December 31, 2013. Our acquisition of PHR in September 2013 had a significant impact on our margins, particularly in our refining segment. During 2014, the Company focused on building its customer base in Hawaii and its back-office support functions. Also reducing our loss year over year were gains recognized in 2014 related to the change in the value of our common stock warrants and equity earnings from Laramie compared to losses in 2013 as further discussed below.
Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2014, Adjusted EBITDA was a $9.2 million loss compared to a $30.9 million loss for the year ended December 31, 2013. For the year ended December 31, 2014, Adjusted Net Income (Loss ) was a $38.8 million loss compared to a $53.1 million loss for the year ended December 31, 2013. The change in Adjusted EBITDA and Adjusted Net Income (Loss) was primarily due to the acquisition of PHR in September 2013.

The following table summarizes our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. The following should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013
Revenues	$2,066,337	$3,108,025	$886,014
Cost of revenues (excluding depreciation)	1,787,368	2,937,472	857,066
Operating expense (excluding depreciation)	141,621	146,573	32,927
Depreciation, depletion and amortization	19,918	14,897	5,982
Impairment expense	9,639	—	—
(Gain) loss on sale of assets, net	—	624	(50)
Trust litigation and settlements	—	—	6,206
General and administrative expense	44,271	34,304	21,494
Acquisition and integration expense	2,006	11,687	9,794
Total operating expenses	2,004,823	3,145,557	933,419
Operating income (loss)	61,514	(37,532)	(47,405)
Other income (expense)
Interest expense and financing costs, net	(20,156)	(17,995)	(13,285)
Loss on termination of financing agreements	(19,669)	(1,788)	(6,141)
Other income (expense), net	(291)	(312)	758
Change in value of common stock warrants	(3,664)	4,433	(10,159)
Change in value of contingent consideration	(18,450)	2,849	—
Equity earnings (losses) from Laramie Energy, LLC	(55,983)	2,849	(2,941)
Total other expense, net	(118,213)	(9,964)	(31,768)
Loss before income taxes	(56,699)	(47,496)	(79,173)
Income tax benefit	16,788	455	—
Net loss	$(39,911)	$(47,041)	$(79,173)
The following tables summarize our operating income (loss) by segment for the years ended December 31, 2015, 2014 and 2013. The following should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

For the year ended December 31, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,895,662	$82,671	$283,507	$132,472	$(327,975)	$2,066,337
Costs of revenue (excluding depreciation)	1,718,729	48,660	215,194	134,780	(329,995)	1,787,368
Operating expense (excluding depreciation)	95,588	5,433	35,317	—	—	136,338
Lease operating expense	—	—	—	—	5,283	5,283
Depreciation, depletion and amortization	9,522	3,117	5,421	854	1,004	19,918
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	44,271	44,271
Acquisition and integration expense	—	—	—	—	2,006	2,006
Operating income (loss)	$71,823	$25,461	$27,575	$(12,801)	$(50,544)	$61,514

For the year ended December 31, 2014	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$2,816,667	$70,457	$231,673	$189,160	$(199,932)	$3,108,025
Costs of revenue (excluding depreciation)	2,732,817	39,910	187,150	183,511	(205,916)	2,937,472
Operating expense (excluding depreciation)	111,261	4,524	25,115	—	—	140,900
Lease operating expense	—	—	—	—	5,673	5,673
Depreciation, depletion and amortization	6,008	1,881	2,353	2,018	2,637	14,897
Loss on sale of assets, net	—	—	—	—	624	624
General and administrative expense	—	—	—	—	34,304	34,304
Acquisition and integration expense	—	—	—	—	11,687	11,687
Operating income (loss)	$(33,419)	$24,142	$17,055	$3,631	$(48,941)	$(37,532)

For the year ended December 31, 2013	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$755,406	$19,798	$48,913	$100,149	$(38,252)	$886,014
Costs of revenue (excluding depreciation)	769,038	11,075	39,461	83,483	(45,991)	857,066
Operating expense (excluding depreciation)	20,440	988	5,823	—	—	27,251
Lease operating expense	—	—	—	—	5,676	5,676
Depreciation, depletion and amortization	1,222	468	577	2,009	1,706	5,982
Gain on sale of assets, net	—	—	—	—	(50)	(50)
Trust litigation and settlements	—	—	—	—	6,206	6,206
General and administrative expense	—	—	—	—	21,494	21,494
Acquisition and integration expense	—	—	—	—	9,794	9,794
Operating (income) loss	$(35,294)	$7,267	$3,052	$14,657	$(37,087)	$(47,405)
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)
Includes eliminations of intersegment revenues and cost of revenues (excluding depreciation) of $330.0 million, $205.9 million and $46.0 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Below is a summary of key operating statistics for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Refining segment
Total Crude Oil Throughput (Mbpd)	77.3	68.2	64.2
Source of Crude Oil:
North America	47.7%	48.8%	—%
Asia	33.0%	1.3%	35.9%
Africa	8.3%	3.7%	15.8%
Latin America	8.0%	23.4%	7.1%
Middle East	2.1%	22.8%	41.2%
Europe	0.9%	—%	—%
Total	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.2%	24.5%	26.6%
Distillate	44.1%	38.9%	49.0%
Fuel oils	22.0%	30.7%	21.3%
Other products	4.7%	2.9%	0.2%
Total yield	97.0%	97.0%	97.1%

Refined product sales volume (Mbpd)
On-island sales volume	62.4	53.9	60.1
Exports sale volume	14.4	15.2	5.9
Total refined product sales volume	76.8	69.1	66.0

4-1-2-1 Singapore Crack Spread (1)	$6.88	$6.25	$5.59
4-1-2-1 Mid Pacific Crack Spread (1)	8.31	7.16	7.33
Mid Pacific Crude Oil Differential (2)	(1.50)	(0.99)	(2.04)
Operating income (loss) per bbl ($/throughput bbl)	2.55	(1.34)	(5.98)
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	6.82	3.37	(2.31)
Production costs per barrel ($/throughput bbl) (4)	3.54	4.71	3.40
DD&A per bbl ($/throughput bbl)	0.34	0.24	0.21

Retail Segment
Retail sales volumes (thousands of gallons)	80,649	49,484	10,274

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	77.7	68.2	63.9
Refined product pipelines	68.9	61.5	58.1
Total pipeline throughput	146.6	129.7	122.0
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

(4)
Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refinery including personnel costs, repair and maintenance costs, insurance, utilities and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense on our consolidated statement of operations, which also includes costs related to our bulk marketing operations.

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), depreciation, depletion and amortization, impairment expense, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments and the impact of the embedded derivative repurchase obligation) and unrealized gains (losses) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments, impairment expense and unrealized gains (losses) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments just that we exclude from Adjusted Gross Margin.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

For the year ended December 31, 2015	Refining	Logistics	Retail	Texadian
Operating income (loss)	$71,823	$25,461	$27,575	$(12,801)
Operating expense (excluding depreciation)	95,588	5,433	35,317	—
Depreciation, depletion and amortization	9,522	3,117	5,421	854
Impairment expense	—	—	—	9,639
Inventory valuation adjustment	5,178	—	—	1,510
Unrealized loss on derivatives	10,284	—	—	612
Adjusted Gross Margin	$192,395	$34,011	$68,313	$(186)

For the year ended December 31, 2014	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(33,419)	$24,142	$17,055	$3,631
Operating expense (excluding depreciation)	111,261	4,524	25,115	—
Depreciation, depletion and amortization	6,008	1,881	2,353	2,018
Inventory valuation adjustment	—	—	—	2,444
Unrealized loss (gain) on derivatives	—	—	—	(1,015)
Adjusted Gross Margin	$83,850	$30,547	$44,523	$7,078

For the year ended December 31, 2013	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(35,294)	$7,267	$3,052	$14,657
Operating expense (excluding depreciation)	20,440	988	5,823	—
Depreciation, depletion and amortization	1,222	468	577	2,009
Adjusted Gross Margin	$(13,632)	$8,723	$9,452	$16,666
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, inventory valuation adjustment, impairment expense, loss on termination of financing agreements, release of valuation allowance due to Mid Pac acquisition and gains (losses) on sales of assets. Adjusted EBITDA is Adjusted Net Income excluding interest, taxes, depreciation, depletion and amortization and equity (earnings) losses from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net loss, on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(39,911)	$(47,041)	$(79,173)
Gain (loss) on sale of assets, net	—	624	(50)
Inventory valuation adjustment	6,689	2,444	—
Unrealized (gain) loss on derivatives	10,896	(1,015)	—
Acquisition and integration expense	2,006	11,687	9,794
Release of valuation allowance due to Mid Pac acquisition	(16,759)	—	—
Loss on termination of financing agreements	19,669	1,788	6,141
Change in value of common stock warrants	3,664	(4,433)	10,159
Change in value of contingent consideration	18,450	(2,849)	—
Impairment expense	9,639	—	—
Adjusted Net Income (Loss)	14,343	(38,795)	(53,129)
Depreciation, depletion and amortization	19,918	14,897	5,982
Interest expense and financing costs, net	20,156	17,995	13,285
Equity (earnings) losses from Laramie Energy, LLC	55,983	(2,849)	2,941
Income tax benefit	(29)	(455)	—
Adjusted EBITDA	$110,371	$(9,207)	$(30,921)
Factors Impacting Segment Results
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Refining. Operating income for our refining segment was $71.8 million for the year ended December 31, 2015, an increase of $105.2 million compared to an operating loss of $33.4 million for the year ended December 31, 2014. The increase in profitability was primarily driven by an 11% increase in refined product sales volumes, which was compounded by an 18% increase in the percentage of sales of higher margin products, particularly distillate and gasoline. Additionally, there was an improvement in crack spreads year over year. The 4-1-2-1 Mid Pacific Crack Spread was $8.31 per barrel in 2015 compared to $7.16 per barrel in 2014. A global decline in crude oil prices resulted in a reduction in production costs and operating costs. Brent crude oil prices averaged $99.45 per barrel during 2014 compared to $53.60 per barrel in 2015, with similar decreases experienced for WTI crude oil prices. The year ended December 31, 2015 also benefited from $9.8 million in gains on commodity derivatives and there was no such activity for the year ended December 31, 2014.

Logistics. Operating income for our logistics segment was $25.5 million for the year ended December 31, 2015, an increase of $1.3 million compared to operating income of $24.1 million for the year ended December 31, 2014. Profitability of the logistics business is primarily driven by throughput which increased from 129.7 Mbpd for the year ended December 31, 2014 to 146.6 Mpbd for the year ended December 31, 2015.

Retail. Operating income for our retail segment was $27.6 million for the year ended December 31, 2015, an increase of $10.5 million compared to operating income of $17.1 million for the year ended December 31, 2014. The increase in operating income was primarily due to the acquisition of Mid Pac which closed on April 1, 2015 and contributed $10.2 million of operating income in 2015 to our retail segment.

Texadian. Operating loss for our Texadian segment was $12.8 million for the year ended December 31, 2015, a decrease of $16.4 million compared to operating income of $3.6 million for the year ended December 31, 2014. The decrease in the profitability of this segment was primarily due to lower margins available for moving crude oil from Canada to the U.S. Gulf Coast due to market conditions which led to lower cash flows and resulted in impairment charges. As a result of these market conditions, we canceled the charter on barges used to move crude oil from Canada to the U.S Gulf Coast resulting in a $2.6 million impairment of intangible assets. These factors, along with the negative cash flows in 2015 and forecasted cash flows for 2016, also resulted in the recognition of a $7.0 million impairment of goodwill associated with the Texadian segment.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Refining. Operating loss for our refining segment was $33.4 million for the year ended December 31, 2014, a slight decrease of $1.9 million compared to an operating loss of $35.3 million for the year ended December 31, 2013. We purchased our refinery on September 25, 2013 and the results of operations were only included in our financial statements from that date forward. It took management a period of time build its on-island customer base and establish a normal crude supply chain as evidenced by the $4.02/bbl improvement in the Adjusted Gross Margin per barrel from 2013 to 2014. Additionally, operating expenses increased due to a full year of operations; however, there was a $3.5 million increase in insurance costs, $6.0 million increase in property and local taxes and $3.2 million increase in salaries and wages compared to 2013 annualized expenses. In addition, approximately $6.0 million of operating expenses were capitalized as inventory costs for the year ended December 31, 2013.

Logistics. Operating income for our logistics segment was $24.1 million for the year ended December 31, 2014, an increase of $16.9 million compared to operating income of $7.3 million for the year ended December 31, 2013. The logistics operations were acquired in the PHR acquisition on September 25, 2013; therefore, the primary driver of the increase in operating income was the inclusion of a full year of operations of PHR in 2014 compared to only three months in 2013; however some of the increase in 2014 was offset by lower bunkering volume due to fewer cruise ships in Hawaii in 2014.

Retail. Operating income for our retail segment was $17.1 million for the year ended December 31, 2014, an increase of $14.0 million compared to operating income of $3.1 million for the year ended December 31, 2013. The retail operations were acquired in the PHR acquisition on September 25, 2013; therefore, the primary driver of the increase in operating income was the inclusion of a full year of operations of PHR in 2014 compared to only three months in 2013. Additionally, management focused on increasing market share and merchandising efforts which resulted in improved results on a same store basis.

Texadian. Operating income for our Texadian segment was $3.6 million for the year ended December 31, 2014, a decrease of $11.0 million compared to operating income of $14.7 million for the year ended December 31, 2013. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes.

Adjusted Gross Margin
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Refining. For the year ended December 31, 2015, our refining Adjusted Gross Margin was approximately $192.4 million an increase of $108.5 million compared to $83.9 million for the year ended December 31, 2014. The increase was primarily due to an increase in refined product sales volumes of approximately 11%, lower production costs due to lower crude oil prices and improved crack spreads. In addition, our product mix for 2015 had a higher percentage of sales of higher margin products, particularly distillate and gasoline, compared to 2014.

Retail. For the year ended December 31, 2015, our retail Adjusted Gross Margin was approximately $68.3 million, an increase of $23.8 million compared to $44.5 million for the year ended December 31, 2014. The increase is primarily due a 31 million gallon, or 63% increase, in sales volumes, of which 30 million gallons related to the acquisition of Mid Pac.

Logistics. For the year ended December 31, 2015, our logistics Adjusted Gross Margin was approximately $34.0 million, an increase of $3.5 million when compared to $30.5 million for the year ended December 31, 2014. The increase was primarily due to an increase in crude oil throughput and on-island sales volumes of approximately 14% and 16% in 2015 as compared to 2014, respectively.

Texadian. For the year ended December 31, 2015, our Texadian Adjusted Gross Margin was a loss of $0.2 million, a decrease of $9.3 million when compared to $7.1 million for the year ended December 31, 2014. The decrease was primarily due to lower rail car revenues and lower margins available for moving crude oil from Canada to the U.S. Gulf Coast due to market conditions.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Refining. For the year ended December 31, 2014, our refining Adjusted Gross Margin was approximately $83.9 million, an increase of $97.5 million compared to a loss of $13.6 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of PHR in September 2013.

Retail. For the year ended December 31, 2014, our retail Adjusted Gross Margin was approximately $44.5 million, an increase of $35.0 million compared to $9.5 million for the year ended December 31, 2013. The increase was primarily due a 39 million gallon, or a 382% increase, in sales volumes primarily due to the acquisition of PHR in September 2013 and a renewed focus of retail management on increasing market share and merchandising efforts post-acquisition.

Logistics. For the year ended December 31, 2014, our logistics Adjusted Gross Margin was approximately $30.5 million, an increase of $21.8 million when compared to $8.7 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of PHR in September 2013.

Texadian. For the year ended December 31, 2014, our Texadian Adjusted Gross Margin was approximately $7.1 million, a decrease of $9.6 million when compared to $16.7 million for the year ended December 31, 2013. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes as the Cushing/Hardisty trading differential decreased from $13.31/bbl in 2013 to $10.42/bbl in 2014.

Discussion of Consolidated Results
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues. For the year ended December 31, 2015, revenues were $2.1 billion, a $1.0 billion decrease compared to $3.1 billion for the year ended December 31, 2014. The decrease was primarily due to reductions of $921.0 million and $56.7 million in our refining and Texadian segments, respectively, and were primarily the result of global declines in crude oil prices. Brent crude oil prices averaged $99.43 per barrel during 2014 compared to $53.58 per barrel in 2015, with similar decreases experienced for WTI crude oil prices. The market decreases were partially offset by increases of $51.8 million and $12.2 million in our retail and logistics segments, respectively. The increase in the retail segment was driven by the Mid Pac acquisition, which helped to offset lower prices per gallon. The increase in the logistics segment was driven by higher total throughput which increased from 129.7 Mbpd for the year ended December 31, 2014 to 146.6 Mbpd for the year ended December 31, 2015, which is consistent with an increase in our refined product sales volume from 69.1 Mbpd for the year ended December 31, 2014 to 76.8 Mbpd for the year ended December 31, 2015. The Mid Pac acquisition closed on April 1, 2015 and contributed a total of $147.6 million in revenues during the year ended December 31, 2015 of which $54.3 million and $93.3 million was attributed to the refining and retail segments, respectively. Mid Pac also contributed $4.0 million in logistics revenues which eliminate on a consolidated basis.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2015, cost of revenues (excluding depreciation) was $1.8 billion, a $1.2 billion decrease compared to $2.9 billion for the year ended December 31, 2014. The decrease was primarily due to reductions of $1.0 billion and $48.7 million in our refining and Texadian segments, respectively, and were primarily the result of global declines in crude oil prices as discussed above. These decreases were partially offset by increases of $28.0 million and $8.8 million in our retail and logistics segments, respectively. The increase in the retail segment was driven by the Mid Pac acquisition, which helped to offset lower prices per gallon on a cost basis. The increase in the logistics segment was driven by higher throughput as discussed above. The Mid Pac acquisition contributed a total of $115.4 million in cost of revenues (excluding depreciation) during the year ended December 31, 2015 of which $45.7 million and $69.7 million was attributed to the refining and retail segments, respectively. Mid Pac also contributed $3.7 million in logistics cost of revenues (excluding depreciation) which eliminate on a consolidated basis.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2015, operating expense (excluding depreciation) was approximately $141.6 million, a decrease of $5.0 million compared to $146.6 million for the year ended December 31, 2014. The decrease was primarily due to lower energy costs resulting from lower crude oil prices due to market prices as discussed above. This decrease was partially offset by incremental operating expenses of $16.0 million as a result of the Mid Pac acquisition. Additionally, in 2015, we terminated our post-retirement medical plan and recognized a gain of $5.1 million which was included as a reduction of operating expense (excluding depreciation) on our consolidated statement of operations.
Depreciation, Depletion and Amortization. For the year ended December 31, 2015, DD&A expense was approximately $19.9 million, an increase of $5.0 million compared to $14.9 million for the year ended December 31, 2014. The increase was primarily due to $4.3 million of depreciation, depletion and amortization on assets acquired as part of the Mid Pac acquisition on April 1, 2015 and various capital projects put in service in 2014 as we built our back office support and information technology systems, partially offset by $2.1 million lower depletion expense for Point Arguello due to the asset being fully impaired as of December 31, 2014 and $1.1 million lower amortization of intangible assets due to certain assets being fully amortized as of December 31, 2014.

Impairment expense. For the year ended December 31, 2015, we recognized impairment charges of $7.0 million and $2.6 million related to goodwill and intangible assets in our Texadian segment, respectively. There was no impairment expense during the year ended December 31, 2014.
(Gain) Loss on Sale of Assets, Net. For the year ended December 31, 2014, loss on sale of assets, net was approximately $0.6 million. The prior period loss was the result of selling oilfield equipment.
General and Administrative Expense. For the year ended December 31, 2015, general and administrative expense was approximately $44.3 million, an increase of $10.0 million when compared to $34.3 million for the year ended December 31, 2014. The increase is primarily due to an increase in compensation and consulting costs. The increase in compensation costs were due to building our back office support as we exited the transition services agreement with Tesoro. Previously, the costs incurred under the transition services agreement were included in Acquisition and integration expense. In 2014, our consulting costs primarily related to acquisition and integration activities; however, in 2015, our consulting costs were included in general and administrative expense as they primarily related to system modifications and process improvements related to the Supply and Offtake Agreements.
Acquisition and Integration Expense. For the year ended December 31, 2015, acquisition and integration expense was approximately $2.0 million, a decrease of $9.7 million when compared to $11.7 million for the year ended December 31, 2014. The decrease was primarily due to no expenses related to the integration of PHR in the year ended December 31, 2015 partially offset by expenses incurred for the Mid Pac acquisition and integration.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2015, our interest expense and financing costs were approximately $20.2 million, compared to $18.0 million for the year ended December 31, 2014. The increase was primarily due to a higher outstanding debt balance during the period as a result of the Mid Pac acquisition on April 1, 2015.
Loss on Termination of Financing Agreements. For the year ended December 31, 2015, our loss on the termination of financing agreements was approximately $19.7 million, which primarily consists of a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreement and a loss of $1.8 million on the termination of the ABL Facility. The loss of $17.4 million on the termination of the Supply and Exchange Agreement consists of a loss of $13.3 million for the cash settlement value of the liability and recognition of $5.6 million of deferred financing costs, partially offset by a $1.5 million exit fee received from Barclays. The loss on the termination of the ABL Facility consisted of the recognition of deferred financing costs. For the year ended December 31, 2014, our loss on the termination of financing agreements was approximately $1.8 million as a result of our termination of our bridge loan agreement entered into in 2014. Please read Note 11—Debt to our consolidated financial statements.
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
Change in Value of Contingent Consideration. For the year ended December 31, 2015, the change in value of our contingent consideration liability resulted in a loss of approximately $18.5 million, a change of $21.3 million when compared to a gain of $2.8 million for the year ended December 31, 2014. The contingent consideration relates to the acquisition of PHR which occurred on September 25, 2013 and the change in value during the year ended December 31, 2015 was due to an increase in our actual and expected cash flows related to PHR during the contingency period based on our actual results.
Equity Earnings (Losses) From Laramie Energy. For the year ended December 31, 2015, losses from Laramie Energy were approximately $56.0 million, a change of $58.8 million compared to earnings of $2.8 million for the year ended December 31, 2014. The decrease is due to losses recognized by Laramie Energy for the year ended December 31, 2015 due to lower sales prices for natural gas and condensate and an impairment of $41.1 million on our equity investment in Laramie Energy in 2015. Please read Note 3—Investment in Laramie Energy, LLC to the consolidated financial statements for further discussion.
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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues. For the year ended December 31, 2014, revenues were $3.1 billion, a $2.2 billion increase compared to $886.0 million for the year ended December 31, 2013. The increase was primarily driven by the timing of the PHR acquisition which closed on September 25, 2013, therefore, 2013 only included approximately three months of revenues. Brent crude oil prices averaged $99.45 per barrel during 2014 compared to $108.70 per barrel in 2013 and the 4-1-2-1 Mid Pacific Crack Spread was $7.16 per barrel in 2014 compared to $7.33 per barrel in 2013. The Texadian segment also contributed $89.0 million to the increase despite an overall decrease in margins as discussed below. The increase was primarily driven by an increase in sales reported on a gross versus net basis based on the nature of the transactions executed with counterparties.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2014, cost of revenues (excluding depreciation) were $2.9 billion, a $2.1 billion increase compared to $857.1 million for the year ended December 31, 2013. The increase was primarily driven by the timing of the PHR acquisition which closed on September 25, 2013, therefore 2013 only included approximately three months of activity as discussed above. The Texadian segment also contributed $100.0 million to the increase in cost of revenues (excluding depreciation). The increase was primarily due to an increase in purchases reported on a gross basis as discussed above.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2014, operating expense (excluding depreciation) was approximately $146.6 million, an increase of $113.7 million compared to $32.9 million for the year ended December 31, 2013. The increase is primarily due to the acquisition of PHR in September 2013. Additionally, during 2014, expenses were higher when comparing annualized 2013 PHR expenses to 2014 due to a $3.5 million increase in insurance costs, $6.0 million increase in property and local taxes and $3.2 million increase in salaries and wages. In addition, $6.0 million of operating expenses were capitalized as inventory costs for the year ended December 31, 2013.
Depreciation, Depletion and Amortization. For the year ended December 31, 2014, DD&A expense was approximately $14.9 million, an increase of $8.9 million compared to $6.0 million for the year ended December 31, 2013. Approximately $8.0 million of the increase related to PHR and primarily related to the closing of the acquisition of PHR in September 2013.
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
General and Administrative Expense. For the year ended December 31, 2014, general and administrative expense was approximately $34.3 million, an increase of $12.8 million when compared to $21.5 million for the year ended December 31, 2013. The increase was primarily due to higher consulting expenses related to process improvements and the strengthening of internal controls and $2.8 million in higher stock-based compensation expense.
Acquisition and Integration Expense. For the year ended December 31, 2014, acquisition and integration expense was approximately $11.7 million, an increase of $1.9 million when compared to $9.8 million for the year ended December 31, 2013. The increase was primarily due to expenses incurred to exit the transition service agreement with Tesoro, further integration efforts related to the acquisition of PHR and approximately $7 million of Mid Pac related expenses.
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
Other Income (Expense), Net. For the year ended December 31, 2014, other expense was approximately $312 thousand, a decrease of $1.1 million when compared to other income of $758 thousand for the year ended December 31, 2013. Other income for the year ended December 31, 2013 included a $0.5 million franchise tax refund and $0.2 million in income from a legal settlement that were both nonrecurring. There were no individually significant items during the year ended December 31, 2014.

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
Equity Earnings (Losses) From Laramie Energy. For the year ended December 31, 2014, earnings from Laramie Energy were approximately $2.8 million, a change of $5.7 million compared to a loss of $2.9 million for the year ended December 31, 2013. The favorable change was primarily due to higher realized natural gas prices and derivative gains.
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

10.74	Unit Purchase Agreement dated February 22, 2016, by and among Laramie Energy, LLC, Par Piceance Energy Equity LLC, and the other parties thereto. *
10.75	Equity Commitment Letter dated December 17, 2015, by and between Par Pacific Holdings, Inc. and Piceance Energy, LLC. *

14.1	Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. *

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of EKS&H LLLP*

23.3	Consent of Netherland, Sewell & Associates, Inc.*

23.4	Consent of Deloitte & Touche LLP related to the financial statements of Laramie Energy, LLC as of and for the year ended December 31, 2015. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2015.*

99.2	Laramie Energy, LLC Financial Statements and Independent Auditors' Report, for the fiscal years ended December 31, 2015, 2014, and 2013. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
*     Previously filed with the Annual Report on Form 10-K filed on March 3, 2016. Schedules and similar attachments to Exhibits 10.4 and 10.74 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
**    Previously filed with the Annual Report on Form 10-K filed on March 3, 2016. These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.
***    Management contract or compensatory plan or arrangement.
+     Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2016.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer