Form 10-Q
period 2016-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2016-11-04
CIK 821483

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
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

45,506,173 shares of common stock, $0.01 par value, were outstanding as of October 28, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$56,254	$167,788
Restricted cash	11,246	748
Trade accounts receivable	81,989	68,342
Inventories	196,951	219,437
Prepaid and other current assets	43,160	75,437
Total current assets	389,600	531,752
Property and equipment
Property, plant and equipment	497,212	220,863
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	498,334	221,985
Less accumulated depreciation and depletion	(41,741)	(26,845)
Property and equipment, net	456,593	195,140
Long-term assets
Investment in Laramie Energy, LLC	116,044	76,203
Intangible assets, net	30,739	34,368
Goodwill	104,004	41,327
Other long-term assets	47,530	13,471
Total assets	$1,144,510	$892,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$23,486	$11,000
Obligations under inventory financing agreements	237,944	237,709
Accounts payable	52,860	27,428
Current portion of contingent consideration	17	19,880
Other accrued liabilities	70,887	69,023
Total current liabilities	385,194	365,040
Long-term liabilities
Long-term debt, net of current maturities	357,300	154,212
Common stock warrants	4,619	8,096
Contingent consideration	—	7,701
Long-term capital lease obligations	1,498	1,175
Other liabilities	43,806	15,426
Total liabilities	792,417	551,650
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2016 and December 31, 2015, 45,509,029 shares and 41,009,924 shares issued at September 30, 2016 and December 31, 2015, respectively	455	410
Additional paid-in capital	586,124	515,165
Accumulated deficit	(234,486)	(174,964)
Total stockholders’ equity	352,093	340,611
Total liabilities and stockholders’ equity	$1,144,510	$892,261

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$510,305	$495,503	$1,301,909	$1,622,873

Operating expenses
Cost of revenues (excluding depreciation)	459,296	405,153	1,166,347	1,387,690
Operating expense (excluding depreciation)	51,230	38,047	125,191	102,798
Lease operating expense	10	1,575	134	4,614
Depreciation, depletion and amortization	9,643	4,596	19,839	12,852
Impairment expense	—	9,639	—	9,639
General and administrative expense	9,863	9,939	31,654	31,878
Acquisition and integration expense	2,047	280	3,563	1,811
Total operating expenses	532,089	469,229	1,346,728	1,551,282

Operating income (loss)	(21,784)	26,274	(44,819)	71,591

Other income (expense)
Interest expense and financing costs, net	(11,232)	(4,387)	(21,951)	(15,769)
Loss on termination of financing agreements	—	—	—	(19,229)
Other income (expense), net	(56)	(45)	60	(199)
Change in value of common stock warrants	657	(1,023)	3,477	(2,732)
Change in value of contingent consideration	1,025	(4,255)	10,753	(18,679)
Equity earnings (losses) from Laramie Energy, LLC	3,659	(1,355)	(15,159)	(6,131)
Total other income (expense), net	(5,947)	(11,065)	(22,820)	(62,739)

Income (loss) before income taxes	(27,731)	15,209	(67,639)	8,852
Income tax benefit (expense)	(30)	(469)	8,117	18,073
Net income (loss)	$(27,761)	$14,740	$(59,522)	$26,925

Earnings (loss) per share
Basic	$(0.67)	$0.39	$(1.44)	$0.72
Diluted	$(0.67)	$0.39	$(1.44)	$0.72
Weighted-average number of shares outstanding
Basic	41,580	37,390	41,309	37,304
Diluted	41,580	37,400	41,309	37,331

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(59,522)	$26,925
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	19,839	12,852
Impairment expense	—	9,639
Loss on termination of financing agreements	—	19,229
Non-cash interest expense	11,426	10,885
Change in value of common stock warrants	(3,477)	2,732
Change in value of contingent consideration	(10,753)	18,679
Deferred taxes	(8,565)	(18,073)
Stock-based compensation	5,103	4,040
Unrealized loss (gain) on derivative contracts	(5,804)	4,786
Equity losses from Laramie Energy, LLC	15,159	6,131
Net changes in operating assets and liabilities:
Trade accounts receivable	3,233	42,432
Prepaid and other assets	29,258	(851)
Inventories	50,390	19,382
Deferred turnaround expenditures	(34,969)	—
Obligations under inventory financing agreements	(11,795)	19,719
Accounts payable and other accrued liabilities	(35,941)	(34,161)
Contingent consideration	(4,830)	—
Net cash provided by (used in) operating activities	(41,248)	144,346
Cash flows from investing activities
Acquisition of Wyoming Refining Company, net of cash acquired	(209,183)	—
Acquisition of Par Hawaii, Inc., net of cash acquired	—	(64,360)
Capital expenditures	(19,276)	(15,857)
Proceeds from sale of assets	2,323	—
Change in restricted cash	(10,000)	—
Investment in Laramie Energy, LLC	(55,000)	(27,529)
Net cash used in investing activities	(291,136)	(107,746)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	49,315	539
Proceeds from borrowings	301,782	90,900
Repayments of borrowings	(137,791)	(114,164)
Net borrowings (repayments) on deferred payment arrangement	26,654	(8,492)
Payment of deferred loan costs	(6,805)	(5,941)
Purchase of common stock for retirement	(325)	—
Contingent consideration settlements	(11,980)	—
Proceeds from inventory financing agreements	—	271,000
Payments for termination of supply and exchange agreements	—	(257,811)
Net cash provided by (used in) financing activities	220,850	(23,969)
Net increase (decrease) in cash and cash equivalents	(111,534)	12,631
Cash and cash equivalents at beginning of period	167,788	89,210
Cash and cash equivalents at end of period	$56,254	$101,841
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(7,573)	$(4,224)
Taxes	139	357
Non-cash investing and financing activities:
Accrued capital expenditures	$2,583	$2,852
Value of warrants and debt reclassified to equity	$3,084	$7,730

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly-owned subsidiaries ("Par" or the "Company") own, manage and maintain interests in energy and infrastructure businesses. Currently, we operate in three primary business segments:
1) Refining - Our refinery in Kapolei, Hawaii produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming produces gasoline, ultra-low sulfur diesel, jet fuel and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel and retail merchandise throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii and Kauai. Our retail network includes "Hele," Tesoro and "76" branded retail sites, unmanned cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven and other sites operated by third parties. We recently completed the rebranding of 30 out of 97 gas stations in Hawaii to "Hele," a new proprietary brand.
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM") and trucking operations to distribute refined products throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii, Molokai and Kauai. We own and operate a crude oil pipeline gathering system and related storage facilities in Wyoming and a refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota. Our Wyoming operations also include storage, loading racks and a rail siding at the refinery site. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
We also own a 42.3% equity investment in Laramie Energy, LLC ("Laramie Energy"). Laramie Energy develops and produces primarily natural gas, with operations and assets concentrated in the Piceance and Mancos Basins in Western Colorado.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Deferred Turnaround Costs

Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During the nine months ended September 30, 2016, we recognized deferred turnaround costs of approximately $35.0 million. Deferred turnaround costs are presented within Other long-term assets on our condensed consolidated balance sheets.

Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations and cash flow, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). This ASU amends the guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11"). The amendments in ASU 2016-11 rescind certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. In addition, as a result of the amendments in ASU 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. In May 2016, the FASB also issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The amendments in this ASU improve guidance on assessing collectibility, presentation of sales taxes and other similar taxes, noncash consideration and completed contracts and contract modifications at transition. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. ASU 2014-09 allows for either full retrospective adoption or modified retrospective adoption. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations and cash flows.
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
For the Interim Periods Ended September 30, 2016 and 2015

permitted for interim periods and fiscal years beginning after December 15, 2018. We do not expect the adoption of ASU 2016-13 to have a material impact on our financial condition, results of operations or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The primary purpose of this ASU is to reduce the diversity in practice relating to eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance in this ASU is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The new guidance must be applied using a retrospective transition method. We do not expect the adoption of ASU 2016-15 to have a material impact on our financial condition, results of operations or cash flows.
Note 3—Investment in Laramie Energy, LLC
We have a 42.3% ownership interest in Laramie Energy, a joint venture entity focused on developing and producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado. Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and oil properties and related assets with a borrowing base currently set at $170 million. As of September 30, 2016, the balance outstanding on the revolving credit facility was approximately $114 million. We are guarantors of Laramie Energy's credit facility, with recourse limited to the pledge of our equity interest of our wholly-owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
On March 1, 2016, Laramie Energy acquired and assumed operatorship of certain properties in the Piceance Basin for$157.5 million, subject to customary purchase price adjustments ("Laramie Purchase"). In connection with the Laramie Purchase, we acquired additional membership interests of Laramie Energy for an aggregate cash purchase price of $55 million. As a result of this transaction, our ownership interest in Laramie Energy increased from 32.4% to 42.3%.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Nine Months Ended September 30, 2016
Beginning balance	$76,203
Equity losses from Laramie	(19,455)
Accretion of basis difference	4,296
Investments	55,000
Ending balance	$116,044
Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2016	December 31, 2015
Current assets	$9,302	$8,511
Non-current assets	651,868	514,206
Current liabilities	39,097	18,158
Non-current liabilities	179,899	98,624

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Natural gas and oil revenues	$31,091	$11,464	$68,513	$32,687
Loss from operations	(4,929)	(6,201)	(28,282)	(21,487)
Net income (loss)	5,056	(4,717)	(41,183)	(20,126)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

The net income (loss) for the three and nine months ended September 30, 2016 includes $13.5 million and $34.1 million of depreciation, depletion and amortization ("DD&A") expense and $12.7 million of unrealized gain and $16.8 million of unrealized loss on derivative instruments, respectively. The net loss for the three and nine months ended September 30, 2015 includes $7.5 million and $23.3 million of DD&A expense and $0.7 million and $5.1 million of unrealized losses on derivative instruments, respectively.
As of September 30, 2016 and December 31, 2015, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $70.3 million and $55.4 million, respectively. This difference arose primarily due to an other-than-temporary impairment of our equity investment in Laramie Energy in 2015 and our recent increase in ownership. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Wyoming Refining Company Acquisition
On June 14, 2016, Par Wyoming, LLC, a wholly-owned subsidiary of Par, entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly-owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the "WRC Acquisition"). Wyoming Refining owns and operates a refinery and related logistics assets in Newcastle, Wyoming.
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $209.4 million, including a deposit of $5 million paid in June 2016 and assumed $58.0 million of debt. The consideration was paid with funds received from the issuance of our 2.50% convertible subordinated bridge notes (the "Bridge Notes"), cash on hand, which included the net proceeds from our issuance and sale of an aggregate of $115 million principal amount of 5.00% convertible senior notes due 2021 (the "5.00% Convertible Senior Notes") and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the "Par Wyoming Holdings Credit Agreement"). Please read Note 9—Debt for further information on the Bridge Notes, the 5.00% Convertible Senior Notes and the Par Wyoming Holdings Credit Agreement.
We accounted for the WRC Acquisition as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Wyoming Refining and utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition.
A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the WRC Acquisition is as follows (in thousands):

Cash	$183
Accounts receivable	16,880
Inventories	27,904
Prepaid and other assets	1,304
Property, plant and equipment	258,095
Goodwill (1)	63,266
Total assets (2)	367,632
Accounts payable and other current liabilities	(57,861)
Wyoming Refining Senior Secured Revolver	(10,100)
Wyoming Refining Senior Secured Term Loan	(58,036)
Other non-current liabilities	(32,269)
Total liabilities	(158,266)
Total	$209,366
______________________________________________
(1) We allocated $41.6 million and $21.7 million of goodwill to our refining and logistics segments, respectively.
(2) We allocated $295.9 million and $71.7 million of total assets to our refining and logistics segments, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during 2017. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and environmental liabilities.
The results of operations of Wyoming Refining were included in our results beginning July 14, 2016. For the three and nine months ended September 30, 2016, our results of operations included revenues of $83.9 million and net income of $1.4 million related to Wyoming Refining. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the WRC Acquisition had been completed on January 1, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$522,163	$598,211	$1,463,101	$1,889,449
Net income (loss)	(26,384)	22,651	(64,926)	36,915

Earnings (loss) per share
Basic	$(0.58)	$0.58	$(1.43)	$0.99
Diluted	$(0.58)	$0.49	$(1.43)	$0.85
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
During the three months ended March 31, 2016, the purchase price allocation was adjusted to record an increase to tax receivables and a decrease to goodwill of approximately $0.6 million. The tax receivable of $0.6 million relates to periods prior to the Mid Pac acquisition and was recorded in connection with a tax refund received by Mid Pac in March 2016. We finalized the Mid Pac acquisition purchase price allocation as of March 31, 2016.
The results of operations of Mid Pac were included in our refining, retail and logistics results beginning April 1, 2015. For the nine months ended September 30, 2016, our results of operations included revenues of $131.9 million and net income of $8.5 million related to Mid Pac. The following unaudited pro forma financial information presents our consolidated revenues and net income as if the Mid Pac acquisition had been completed on January 1, 2014 (in thousands):

Nine Months Ended September 30, 2015
Revenues	$1,649,915
Net income	10,069

The results of operations of Mid Pac for the three months ended September 30, 2015 and the three and nine months ended September 30, 2016 are included in our condensed consolidated statements of operations for the entire period; therefore, the pro forma financial information for the three months ended September 30, 2015 and the three and nine months ended September 30, 2016 are not presented in the table above.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Note 5—Inventories
Inventories at September 30, 2016 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$12,117	$47,852	$59,969
Refined products and blendstock	37,749	79,297	117,046
Warehouse stock and other	19,936	—	19,936
Total	$69,802	$127,149	$196,951
Inventories at December 31, 2015 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$18,404	$68,126	$86,530
Refined products and blendstock	28,023	87,608	115,631
Warehouse stock and other	17,276	—	17,276
Total	$63,703	$155,734	$219,437
________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.
We did not recognize a reserve for lower of cost or net realizable value of inventory as of September 30, 2016. The reserve for the lower of cost or net realizable value of inventory was $23.7 million as of December 31, 2015.
Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Advances to suppliers for crude oil purchases	$33,626	$36,247
Collateral posted with broker for derivative instruments	5,944	20,926
Prepaid insurance	13	6,773
Derivative assets	—	4,577
Other	3,577	6,914
Total	$43,160	$75,437
Note 7—Goodwill
During the nine months ended September 30, 2016, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at beginning of period	$41,327
Acquisition of Wyoming Refining Company (1)	63,266
Mid Pac acquisition purchase price allocation adjustments (1)	(589)
Balance at end of period	$104,004
_________________________________________________________
(1)Please read Note 4—Acquisitions for further information.
Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices. Our obligations under the Supply and Offtake Agreements are secured by a security interest on substantially all of the assets of our subsidiary Par Hawaii Refining, LLC ("PHR"), a security interest on the equity interests held by our wholly-owned subsidiary, Par Petroleum, LLC, in PHR and a mortgage whereby PHR granted to J. Aron a lien on all real property and improvements owned by PHR, including our Hawaii refinery.
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
For the three and nine months ended September 30, 2016, we incurred approximately $1.7 million and $5.6 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, we incurred approximately $2.8 million and $4.0 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.9 million and $2.2 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2015, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.6 million and $0.9 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of September 30, 2016, the capacity of the Deferred Payment Arrangement was $63.5 million and we had $62.0 million outstanding.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the remainder of the term of the Supply and Offtake Agreements for an additional $14.6 million to be settled in eighteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of September 30, 2016, the receivable was $18.5 million.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

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
For the nine months ended September 30, 2015, we incurred approximately $6.9 million in handling fees related to the Supply and Exchange Agreements, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. We incurred no handling fees related to the Supply and Exchange Agreements during the three months ended September 30, 2015.
Interest expense and financing costs, net on our condensed consolidated statements of operations included approximately $2.3 million of interest expense related to the Supply and Exchange Agreements for the nine months ended September 30, 2015. We incurred no interest expense related to the Supply and Exchange Agreements during the three months ended September 30, 2015.
Upon execution of the Supply and Offtake Agreements, PHR terminated the Supply and Exchange Agreements with Barclays, subject to certain obligations to reimburse Barclays for third-party claims. We recognized a loss of $17.4 million on the termination of the agreements which consisted of a loss of $13.3 million for the cash settlement value of the liability that had previously been measured assuming settlement with inventory on hand and a loss of $5.6 million for the acceleration of deferred financing costs. These losses were partially offset by a $1.5 million exit fee received from Barclays. The net loss of $17.4 million related to the termination of the Supply and Exchange Agreements is included in Loss on termination of financing agreements on our condensed consolidated statements of operations for the nine months ended September 30, 2015. The cash paid to settle the obligation is included in Payments for termination of supply and exchange agreements in the Cash flows from financing activities section of our condensed consolidated statements of cash flows for the nine months ended September 30, 2015.
Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2016	December 31, 2015
Hawaii Retail Credit Facilities (1)	$99,712	$110,000
5% Convertible Senior Notes due 2021	115,000	—
Term Loan	58,613	60,119
Par Wyoming Holdings Term Loan	65,000	—
Wyoming Refining Senior Secured Term Loan	58,036	—
Wyoming Refining Senior Secured Revolver	16,600	—
Principal amount of long-term debt	412,961	170,119
Less: unamortized discount and deferred financing costs	(32,175)	(4,907)
Total debt, net of unamortized discount and deferred financing costs	380,786	165,212
Less: current maturities	(23,486)	(11,000)
Long-term debt, net of current maturities	$357,300	$154,212
________________________________________________________

(1)	Represents credit agreement with Keybank (formerly the "Keybank Credit Agreement").

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2016	$8,271
2017	20,286
2018	132,642
2019	11,000
2020	11,000
Thereafter	229,762
$412,961
Our debt is subject to various affirmative and negative covenants. As of September 30, 2016, we were in compliance with all debt covenants.
Par Wyoming Holdings Credit Agreement
On July 14, 2016, in connection with the WRC Acquisition, Par Wyoming Holdings, LLC, our indirect wholly-owned subsidiary, entered into the Par Wyoming Holdings Credit Agreement with Chambers Energy Management, LP, which provides for a single advance secured term loan to our subsidiary in the amount of $65.0 million (the "Par Wyoming Holdings Term Loan") at the closing of the WRC Acquisition. The proceeds of the Par Wyoming Holdings Term Loan were used to pay a portion of the consideration for the WRC Acquisition and to pay certain fees and closing costs. The Par Wyoming Holdings Term Loan matures and is fully payable on July 14, 2021 and may be prepaid, subject to the terms and requirements set forth in the Par Wyoming Holdings Credit Agreement.
Interest is payable entirely in cash or, at our election with respect to any fiscal quarter, entirely paid-in-kind ("PIK"), provided that we may not elect to pay interest in the form of PIK for more than twelve fiscal quarters in the aggregate. The Par Wyoming Holdings Term Loan will bear interest at a rate equal to LIBOR plus an applicable interest margin. With respect to cash interest, the applicable interest margin is at a rate per annum equal to 9.5%. With respect to PIK interest, the applicable interest margin is at a rate per annum equal to 13%. Interest is payable in arrears on (a) the last day of each fiscal quarter, (b) the maturity date and (c) the date of any repayment or prepayment of the Par Wyoming Holdings Term Loan.
The Par Wyoming Holdings Credit Agreement contains various affirmative and negative covenants affecting the businesses and operations of certain of our subsidiaries, including Wyoming Refining Company and its subsidiaries. In addition, the Par Wyoming Holdings Credit Agreement requires compliance with a leverage ratio covenant calculated quarterly commencing on September 30, 2017.
The Par Wyoming Holdings Term Loan is secured by a security interest in substantially all of the assets of Par Wyoming Holdings, LLC, including a pledge of the equity interests of Par Wyoming, LLC, and by a security interest in all of the equity interests in Par Wyoming Holdings held by Par Petroleum, LLC, a Delaware limited liability company and wholly-owned subsidiary of Par.

Wyoming Refining Credit Facilities
Wyoming Refining Company and its wholly-owned subsidiary, Wyoming Pipeline Company LLC, are borrowers (the “Wyoming Refining Credit Facility Borrowers”) under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. ("BofA"), as the lender. The Wyoming Refining Credit Facilities remained in place following the consummation of the WRC Acquisition and mature on April 30, 2018.
On July 14, 2016 and in connection with the consummation of the WRC Acquisition, the Wyoming Refining Credit Facilities were amended pursuant to a Third Amendment to Third Amended and Restated Loan Agreement (the “Third Loan Amendment”) and a Fourth Amendment to Third Amended and Restated Loan Agreement (the “Fourth Loan Amendment”). Pursuant to the Third Loan Amendment, which was entered into immediately prior to the consummation of the WRC Acquisition, Black Elk Refining, LLC was released from all of its obligations under the Wyoming Refining Credit Facilities and Wyoming Refining joined and became a party to the Wyoming Refining Credit Facilities and the applicable security agreement and guaranteed all obligations of the borrowers under the Wyoming Refining Credit Facilities. The Fourth Loan Amendment was entered into immediately following the consummation of the WRC Acquisition and amended certain covenants in the Wyoming Refining Credit Facilities applicable to our subsidiary and the Wyoming Refining Credit Facility Borrowers.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

The Wyoming Refining Credit Facilities provide for (a) a revolving credit facility in the maximum principal amount at any time outstanding of $30 million ("Wyoming Refining Senior Secured Revolver"), subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit and (b) certain term loans that are fully advanced ("Wyoming Refining Senior Secured Term Loan"). Once repaid, the Wyoming Refining Senior Secured Term Loan may not be reborrowed. The Wyoming Refining Senior Secured Term Loan bears interest at a rate equal to monthly LIBOR plus 3.0%. Interest is payable in arrears on a monthly basis. The Wyoming Refining Senior Secured Term Loan requires quarterly principal payments of $2.3 million and the remaining unpaid balance is due at maturity. On September 30, 2016, the aggregate outstanding principal amount of the Wyoming Refining Senior Secured Term Loan was approximately $58.0 million and the aggregate outstanding principal amount of revolving loans and letter of credit obligations under the Wyoming Refining Senior Secured Revolver was approximately $16.6 million.
The Wyoming Refining Credit Facilities require our subsidiaries and the borrowers under the Wyoming Refining Credit Facilities to comply with various affirmative, negative and financial covenants affecting their respective businesses, including certain financial covenants tested on a monthly basis, beginning July 31, 2016, through December 31, 2016, and quarterly thereafter. Included in these financial covenants are (1) a leverage ratio of not greater than 3.00 to 1.00 calculated on an annualized basis for each month ending on or before December 31, 2016 and on a trailing twelve-month basis for each fiscal quarter thereafter and (2) a fixed charge coverage ratio calculated as of the end of each month ending on or before December 31, 2016 and as of the end of each fiscal quarter thereafter. The fixed charge coverage ratio requires a ratio of at least 1.25 to 1.00.
The leverage ratio is determined as follows:

Period (as of last day of)	Maximum Leverage Ratio
July 31, 2016	2.50 to 1.00
August 31, 2016	2.50 to 1.00
September 30, 2016	2.50 to 1.00
October 31, 2016	3.00 to 1.00
November 30, 2016	3.00 to 1.00
December 31, 2016 and the last day of each fiscal quarter thereafter	3.00 to 1.00
Pursuant to the Third Loan Amendment, we made a deposit of $10 million into a cash collateral account with BofA (the "Cash Collateral") as a security for the Wyoming Refining Credit Facilities. The Cash Collateral will be released to Par upon meeting certain financial covenants and other requirements. The Cash Collateral of $10 million is included within Restricted cash on our condensed consolidated balance sheet as of September 30, 2016. All loans and letters of credit issued under the Wyoming Refining Credit Facilities are secured by the Cash Collateral and a first-priority security interest and lien on substantially all assets of the Wyoming Refining Credit Facility Borrowers.
Bridge Notes
On July 14, 2016, we issued approximately $52.6 million in aggregate principal amount of the Bridge Notes in a private offering pursuant to the terms of a note purchase agreement (the “Note Purchase Agreement”) entered into among the purchasers of the Bridge Notes and us. The net proceeds from the sale of the Bridge Notes of $50 million were used to fund a portion of the consideration for the WRC Acquisition.
Affiliates of EGI, a related party, purchased approximately $36.8 million aggregate principal amount of Bridge Notes. Affiliates of EGI were paid a fee of $1.8 million upon the closing of the Bridge Notes offering for executing the Bridge Notes Commitment Letter. Please read Note 18—Related Party Transactions for further discussion.
On September 22, 2016, we completed a registered pro-rata subscription rights offering of approximately 4 million shares of our common stock (the “Rights Offering”). The Rights Offering resulted in gross proceeds, before expenses, of approximately $49.9 million. We used the net proceeds from the Rights Offering to repay all accrued and unpaid interest and a portion of the outstanding principal amount on the Bridge Notes. The remaining $3.1 million aggregate principal amount and $0.3 million unpaid interest of the Bridge Notes was mandatorily converted into 272,733 shares of our common stock based on a conversion price of $12.25 per share. In connection with our repayment of the Bridge Notes, we expensed $3.0 million of financing costs, which are included within Interest expense and financing costs, net on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

5% Convertible Senior Notes Due 2021
On June 21, 2016 and June 27, 2016, we completed the issuance and sale of an aggregate $115 million principal amount of the 5.00% Convertible Senior Notes in a private placement under Rule 144A (the "Notes Offering"). The Notes Offering included the exercise in full of an option to purchase an additional $15 million in aggregate principal amount of the 5.00% Convertible Senior Notes granted to the initial purchasers. The net proceeds of $111.6 million (net of original issue discount of 3%) from the sale of the 5.00% Convertible Senior Notes were used to finance a portion of the WRC Acquisition, to repay $5 million in principal amount of the Term Loan and for general corporate purposes.
The 5.00% Convertible Senior Notes bear interest at a rate of 5.00% per year beginning June 21, 2016 (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016) and will mature on June 15, 2021. The initial conversion rate for the notes is 55.5556 shares of common stock per $1,000 principal amount of the 5.00% Convertible Senior Notes (or a total amount of 6,388,894 shares), which is equivalent to an initial conversion price of approximately $18.00 per share of common stock, subject to adjustment upon the occurrence of certain events. Conversions of the 5.00% Convertible Senior Notes will be settled in cash, shares of common stock or a combination thereof at our election. The holders of the 5.00% Convertible Senior Notes may exercise their conversion rights at any time prior to the close of business on the business day immediately preceding the maturity date under certain circumstances.
The 5.00% Convertible Senior Notes are not redeemable by us prior to June 20, 2019. On or after June 20, 2019, we may redeem all or any portion of the 5.00% Convertible Senior Notes if the last reported sales price of our common stock is at least 140% of the conversion price then in effect (i) on the trading day immediately preceding the date on which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 5.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest and a make-whole premium, which is equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. Please read Note 10—Derivatives for further information on embedded derivatives.
We separately account for the liability and equity components of the 5.00% Convertible Senior Notes. The fair value of the liability component was calculated using a discount rate of an identical debt instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the 5.00% Convertible Senior Notes on the issuance date was $89.3 million. The carrying amount of the equity component was determined to be $22.2 million by deducting the fair value of the liability component from the $111.6 million net proceeds of the 5.00% Convertible Senior Notes. The deferred financing costs of $0.6 million related to 5.00% Convertible Senior Notes were allocated on a proportionate basis between Long-term debt and Additional paid-in capital on the condensed consolidated balance sheet. As of September 30, 2016, the if-converted value did not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes.

As of September 30, 2016, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $25.0 million and the carrying amount of the liability component was $90.0 million. The unamortized discount and deferred financing costs will be amortized to Interest expense and financing costs, net over the term of the 5.00% Convertible Senior Notes.

Term Loan
On June 15, 2016, the Delayed Draw Term Loan and Bridge Loan Credit Agreement was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of our Bridge Notes and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.3 million of which was paid to an affiliate of Whitebox Advisors, LLC ("Whitebox"), one of our largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox. Please read Note 18—Related Party Transactions for additional information.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the SEC on September 2, 2016 and declared effective on September 16, 2016 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions),

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans or advances.
Note 10—Derivatives
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
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. We are also required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery. We utilize OTC swaps to accomplish this.
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
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our condensed consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 11—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
At September 30, 2016, our open commodity derivative contracts represent:

•	futures and OTC swaps sales of 634 thousand barrels that economically hedge our crude oil and refined products inventory;

•	futures sales of 85 thousand barrels that economically hedge our physical inventory for our Texadian segment; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and OTC swaps of 20 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of September 30, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
On June 21, 2016 and June 27, 2016, we completed the issuance and sale of an aggregate of $115 million principal amount of the 5.00% Convertible Senior Notes. Please read Note 9—Debt for further discussion. Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our condensed consolidated statements of operations. As of September 30, 2016, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2016 and December 31, 2015 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2016	December 31, 2015
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$4,577
Commodity derivatives (1)	Other long-term assets	1,997	—
Commodity derivatives	Other accrued liabilities	(5,149)	(9,534)
Commodity derivatives	Other liabilities	(430)	(4,925)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(10,546)	9,810
Interest rate derivatives	Other long-term assets	151	—
Interest rate derivatives	Other accrued liabilities	(430)	—
Interest rate derivatives	Other liabilities	(216)	—
_________________________________________________________

(1)
Does not include cash collateral of $6.0 million and $20.9 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2016	2015	2016	2015
Commodity derivatives	Cost of revenues (excluding depreciation)	$(3,028)	$10,940	$(3,117)	$13,512
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(8,300)	—	(20,356)	—
Interest rate derivatives	Interest expense	1,204	—	(1,098)	—
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of September 30, 2016 and December 31, 2015, we had 354,350 and 345,135 common stock warrants outstanding, respectively. Beginning with the first quarter 2016, we estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. Previously, we estimated the fair value of our outstanding common stock warrants using a simulation model, which is considered to be a Level 3 fair value measurement. Significant inputs used in the simulation model as of December 31, 2015 include:

December 31, 2015
Stock price	$23.54
Weighted-average exercise price	$0.10
Term (years)	6.67
Risk-free interest rate	2.04%
Expected volatility	43.0%
The expected volatility is based on the 7-year historical volatilities of comparable public companies. The estimated fair value of the common stock warrants was $13.04 and $23.47 per share as of September 30, 2016 and December 31, 2015, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

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
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and future sales of refined products. We utilize interest rate swaps to manage our interest rate risk. Please read Note 10—Derivatives for further information on derivatives.
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
Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As of September 30, 2016, this embedded derivative was deemed to have a de minimis fair value.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2016 and December 31, 2015 are presented gross in the tables below (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$—	$9,290	$—	$9,290	$(7,293)	$1,997
Interest rate derivatives	—	228	—	228	(77)	151
Total	$—	$9,518	$—	$9,518	$(7,370)	$2,148

Liabilities
Common stock warrants	$—	$—	$(4,619)	$(4,619)	$—	$(4,619)
Contingent consideration	—	—	(17)	(17)	—	(17)
Commodity derivatives	(2,322)	(10,550)	—	(12,872)	7,293	(5,579)
J. Aron repurchase obligation derivative	—	—	(10,546)	(10,546)	—	(10,546)
Interest rate derivatives	—	(723)	—	(723)	77	(646)
Total	$(2,322)	$(11,273)	$(15,182)	$(28,777)	$7,370	$(21,407)

	December 31, 2015
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$429	$33,797	$—	$34,226	$(29,649)	$4,577
J. Aron repurchase obligation derivative	—	—	9,810	9,810	(9,810)	—
Total	$429	$33,797	$9,810	$44,036	$(39,459)	$4,577

Liabilities
Common stock warrants	$—	$—	$(8,096)	$(8,096)	$—	$(8,096)
Contingent consideration	—	—	(27,581)	(27,581)	—	(27,581)
Commodity derivatives	(396)	(43,712)	—	(44,108)	29,649	(14,459)
J. Aron repurchase obligation derivative	—	—	—	—	9,810	9,810
Total	$(396)	$(43,712)	$(35,677)	$(79,785)	$39,459	$(40,326)
_________________________________________________________

(1)
Does not include cash collateral of $13.0 million and $28.0 million as of September 30, 2016 and December 31, 2015, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, at beginning of period	$(8,564)	$(37,387)	$(25,867)	$(21,254)
Settlements	—	7,691	16,810	7,691
Total unrealized income (loss) included in earnings	(6,618)	(5,278)	(6,125)	(21,411)
Balance, at end of period	$(15,182)	$(34,974)	$(15,182)	$(34,974)
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$99,712	$99,712
5% Convertible Senior Notes due 2021 (3)	90,011	115,491
Term Loan	58,613	60,854
Par Wyoming Holdings Term Loan (2)	63,508	63,508
Wyoming Refining Senior Secured Term Loan (2)	57,768	57,768
Wyoming Refining Senior Secured Revolver (2)	16,604	16,604
Common stock warrants	4,619	4,619
Contingent consideration	17	17

	December 31, 2015
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$110,000	$110,000
Term Loan	60,119	62,037
Common stock warrants	8,096	8,096
Contingent consideration	27,581	27,581
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
We estimate the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 11.05% and 9.63% as of September 30, 2016 and December 31, 2015, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes formula for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of September 30, 2016. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and trade accounts receivable and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 12—Commitments and Contingencies
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective actions for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. Except as disclosed below, we do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders and settlement agreements involving the U.S. Environmental Protection Agency and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $20.0 million, approximately one-third of which we expect to incur in the next 5 years, with the remainder being incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on preliminary information, reasonable estimates we have received suggest costs of approximately $2.1 million to modify or close the existing wastewater treatment ponds and approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders and settlement agreements into which Wyoming Refining has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the WRC Acquisition. The Pipeline and Hazardous Materials Administration (“PHMSA”) recently conducted an integrated inspection of the products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial or corrective actions and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations.
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
For the Interim Periods Ended September 30, 2016 and 2015

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
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline, with the most recent rulemaking addressing certain technical corrections and clarifications effective June 21, 2016. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. PHR submitted its application to the EPA for small volume refinery status on December 30, 2014 and the EPA approved the application on September 9, 2015. However, PHR exceeded the 75,000 barrel average aggregate daily crude oil throughput limit for small volume refineries in 2015 and was therefore disqualified from small volume refinery effective as of June 21, 2016. PHR is required to comply with Tier 3 gasoline standards within 30 months of this date. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. Along with credit and trading options, potential capital upgrades for the Hawaii and Wyoming refineries are being evaluated. We may also experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
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
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced refinery turnaround completed during the third quarter of 2016 to undertake additional capital improvements to reduce emissions of air pollutants, to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring and to install certain leak detection and repair equipment required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree remains ongoing. This work subjects us to risks associated with engineering, procurement and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement to reimburse PHR for all reasonable third party capital expenditures incurred for

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition.  Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.
As of September 30, 2016, Tesoro has reimbursed us for $4.7 million of the total capital expenditures of $7.1 million incurred in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree are presented within Capital expenditures on our condensed consolidated statement of cash flows for the nine months ended September 30, 2016.
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
As of September 30, 2016, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.6 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 13—Stockholders' Equity
Rights Offering
On September 22, 2016, we issued approximately 4 million shares of our common stock to certain pre-existing investors and other investors in the Rights Offering at a purchase price of $12.25 per share. The gross proceeds from the Rights Offering were approximately $49.9 million, before deducting expenses of approximately $0.6 million, for net proceeds of approximately $49.3 million. The net proceeds from the Rights Offering were used to repay all accrued and unpaid interest and a portion of the outstanding principal amount on the Bridge Notes. Please read Note 9—Debt for further discussion on our Bridge Notes.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan ("LTIP") (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted Stock Awards	$791	$684	$2,241	$3,050
Restricted Stock Units	62	—	1,167	—
Stock Option Awards	756	380	1,695	994
During the three and nine months ended September 30, 2016, we granted 89 thousand and 242 thousand shares of restricted stock and restricted stock units with a fair value of approximately $1.2 million and $4.2 million, respectively. During the three and nine months ended September 30, 2016, we granted 3 thousand and 1.1 million stock option awards with a weighted-average exercise price of $15.15 and $21.49 per share, respectively. As of September 30, 2016, there were approximately $12.1 million of total unrecognized compensation costs related to restricted stock, restricted stock units and stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 352 thousand shares during each of the three and nine months ended September 30, 2016 and 587 thousand shares and 693 thousand shares during the three and nine months ended September 30, 2015, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(27,761)	$14,740	$(59,522)	$26,925
Undistributed income allocated to participating securities (2)	—	228	—	217
Net income (loss) attributable to common stockholders	$(27,761)	$14,512	$(59,522)	$26,708

Basic weighted-average common stock shares outstanding	41,580	37,390	41,309	37,304
Add: dilutive effects of common stock equivalents (1)	—	10	—	27
Diluted weighted-average common stock shares outstanding	41,580	37,400	41,309	37,331

Basic income (loss) per common share	$(0.67)	$0.39	$(1.44)	$0.72
Diluted income (loss) per common share	$(0.67)	$0.39	$(1.44)	$0.72
________________________________________________________

(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three and nine months ended September 30, 2016.

(2)	Participating securities includes restricted stock that has been issued but has not yet vested.
For the three and nine months ended September 30, 2016, our calculation of dilutive shares outstanding excluded 463 thousand and 448 thousand shares of unvested restricted stock, 1.7 million stock options and 6.4 million and 2.3 million outstanding common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on the date of issuance, respectively. For the three and nine months ended September 30, 2015, our weighted-average potentially dilutive securities excluded from the calculation of diluted shares outstanding consisted of 587 thousand and 303 thousand shares of unvested restricted stock and 10 thousand and 27 thousand common stock equivalents related to stock options, respectively.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. We have a net loss for the period; therefore, there is no impact for the conversion of the 5.00% Convertible Senior Notes on diluted EPS as the effect would be anti-dilutive; however, had we reported net income for the three or nine months ended September 30, 2016, diluted EPS would have been determined using the if-converted method.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for the full amount of our net deferred tax assets at September 30, 2016.
During the three and nine months ended September 30, 2016 and 2015, no adjustments were recognized for uncertain tax positions.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

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
Pursuant to ASC 740-20-45-7, we recognize the interim effects of intraperiod tax allocation discretely. As a result, during the second quarter of 2016, we recorded a benefit for the release of $8.6 million of our valuation allowance to offset future temporary differences associated with the 5.00% Convertible Senior Notes. During the nine months ended September 30, 2015, we recorded a benefit for the release of $18.3 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income of PHI. Excluding the impact of releasing the tax valuation allowance in 2016 with respect to the issuance of the 5.00% Convertible Senior Notes, we recognized a state tax expense of $1 thousand and state tax benefit of $17 thousand for the three and nine months ended September 30, 2016, respectively. Excluding the impact of releasing the valuation allowance in 2015, we recognized a state tax expense of $174 thousand and $217 thousand during the three and nine months ended September 30, 2015, respectively.
We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Note 16—Benefit Plans
Wyoming Refining Defined Contribution Plan
Our Wyoming refinery has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all its employees (the "Contribution Plan"). Employees are allowed to make contributions to the Contribution Plan and begin vesting in the Contribution Plan immediately upon employment. Company contributions vest at the rate of 20% each year over a five-year period from the date of employment. We contribute up to 6% of participants’ base salary to the Contribution Plan.
Defined Benefit Plan
Our Wyoming refinery has a defined benefit pension plan (the "Benefit Plan") covering substantially all its employees. Benefits are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. The components of the underfunded status of the Benefit Plan as of the WRC Acquisition date of July 14, 2016 are as follows:

Projected benefit obligation	$34,319
Fair value of plan assets	22,067
Underfunded status (1)	$(12,252)
_________________________________________________________

(1)
The underfunded liability of $12.3 million was recognized in Other liabilities in connection with the WRC Acquisition purchase price allocation as of July 14, 2016. Please read Note 4—Acquisitions for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Weighted-average assumptions used to measure our projected benefit obligation as of July 14, 2016 and net periodic benefit costs for the year ending December 31, 2016 are as follows:

Projected benefit obligation:
Discount rate	3.80%
Rate of compensation increase	4.03%

Net periodic benefit costs:
Discount rate	3.80%
Expected long-term rate of return (1)	7.00%
Rate of compensation increase	4.03%
_________________________________________________________

(1)	The expected long-term rate of return is based on a blend of historic returns of equity and debt securities.
The net periodic benefit cost for the period from July 14, 2016 to September 30, 2016 includes the following components:

Components of net periodic benefit cost:
Service cost	$334
Interest cost	299
Expected return on plan assets	(343)
Net periodic benefit cost	$290
The weighted-average asset allocation at July 14, 2016 is as follows:

	Target	Actual
Asset category:
Equity securities	60%	52.5%
Debt securities	30%	39.4%
Real estate	10%	8.1%
Total	100%	100%
We have a long-term, risk-controlled investment approach using diversified investment options with minimal exposure to volatile investment options like derivatives. Our Benefit Plan assets are invested in pooled separate accounts administered by the Benefit Plan custodian. The underlying assets in the pooled separate accounts are invested in equity securities, debt securities and real estate. The pooled separate accounts are valued based upon the fair market value of the underlying investments and are deemed to be Level 2.
We do not intend to make any contributions to the pension plan during 2016. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2016	$550
2017	1,120
2018	1,240
2019	1,190
2020	1,450
2021–2025	7,680
$13,230

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Note 17—Segment Information
During the fourth quarter of 2015, we changed our reportable segments to separate our logistics operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Mid Pac and to reflect how we currently make financial decisions and allocate resources. During the fourth quarter of 2015, we also began including all general and administrative and acquisition and integration expenses in our Corporate and Other segment because we manage those costs on a consolidated basis. Additionally, effective in the fourth quarter of 2015, the crude oil and natural gas operations are included within the Corporate and Other reportable segment. Currently we report the results for the following five business segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments.
We previously reported results for the following four business segments: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production and (iv) Commodity Marketing and Logistics. We have recast the segment information for the three and nine months ended September 30, 2015 below to conform to the current period presentation.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended September 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$462,975	$28,107	$75,577	$15,705	$(72,059)	$510,305
Cost of revenues (excluding depreciation)	439,477	19,334	56,365	15,629	(71,509)	459,296
Operating expense (excluding depreciation)	35,910	4,686	10,461	—	173	51,230
Lease operating expense	—	—	—	—	10	10
Depreciation, depletion and amortization	5,755	1,275	1,898	162	553	9,643
General and administrative expense	—	—	—	—	9,863	9,863
Acquisition and integration expense	—	—	—	—	2,047	2,047
Operating income (loss)	$(18,167)	$2,812	$6,853	$(86)	$(13,196)	$(21,784)
Interest expense and financing costs, net						(11,232)
Other income (expense), net						(56)
Change in value of common stock warrants						657
Change in value of contingent consideration						1,025
Equity earnings from Laramie Energy, LLC						3,659
Loss before income taxes						(27,731)
Income tax expense						(30)
Net loss						$(27,761)

Capital expenditures	$3,820	$266	$1,636	$—	$1,863	$7,585

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Three months ended September 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$458,238	$21,045	$81,434	$10,904	$(76,118)	$495,503
Cost of revenues (excluding depreciation)	394,254	12,566	60,655	13,796	(76,118)	405,153
Operating expense (excluding depreciation)	27,264	1,304	9,479	—	—	38,047
Lease operating expense	—	—	—	—	1,575	1,575
Depreciation, depletion and amortization	1,717	848	1,492	231	308	4,596
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	9,939	9,939
Acquisition and integration expense	—	—	—	—	280	280
Operating income (loss)	$35,003	$6,327	$9,808	$(12,762)	$(12,102)	$26,274
Interest expense and financing costs, net						(4,387)
Other income (expense), net						(45)
Change in value of common stock warrants						(1,023)
Change in value of contingent consideration						(4,255)
Equity losses from Laramie Energy, LLC						(1,355)
Income before income taxes						15,209
Income tax expense						(469)
Net income						$14,740

Capital expenditures	$1,729	$1,976	$213	$10	$2,056	$5,984
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $72.1 million and $76.1 million for the three months ended September 30, 2016 and 2015, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Nine months ended September 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,172,164	$73,686	$215,952	$37,884	$(197,777)	$1,301,909
Cost of revenues (excluding depreciation)	1,112,730	48,707	162,831	39,432	(197,353)	1,166,347
Operating expense (excluding depreciation)	85,053	8,906	31,059	—	173	125,191
Lease operating expense	—	—	—	—	134	134
Depreciation, depletion and amortization	9,649	3,116	4,930	504	1,640	19,839
General and administrative expense	—	—	—	—	31,654	31,654
Acquisition and integration expense	—	—	—	—	3,563	3,563
Operating income (loss)	$(35,268)	$12,957	$17,132	$(2,052)	$(37,588)	$(44,819)
Interest expense and financing costs, net						(21,951)
Other income (expense), net						60
Change in value of common stock warrants						3,477
Change in value of contingent consideration						10,753
Equity losses from Laramie Energy, LLC						(15,159)
Loss before income taxes						(67,639)
Income tax benefit						8,117
Net loss						$(59,522)

Capital expenditures	$10,947	$1,151	$3,699	$—	$3,479	$19,276

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Nine months ended September 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,491,309	$61,822	$209,091	$76,983	$(216,332)	$1,622,873
Cost of revenues (excluding depreciation)	1,334,045	35,649	158,383	78,130	(218,517)	1,387,690
Operating expense (excluding depreciation)	73,597	4,040	25,161	—	—	102,798
Lease operating expense	—	—	—	—	4,614	4,614
Depreciation, depletion and amortization	5,456	2,267	3,675	689	765	12,852
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	31,878	31,878
Acquisition and integration expense	—	—	—	—	1,811	1,811
Operating income (loss)	$78,211	$19,866	$21,872	$(11,475)	$(36,883)	$71,591
Interest expense and financing costs, net						(15,769)
Loss on termination of financing agreement						(19,229)
Other income (expense), net						(199)
Change in value of common stock warrants						(2,732)
Change in value of contingent consideration						(18,679)
Equity losses from Laramie Energy, LLC						(6,131)
Income before income taxes						8,852
Income tax benefit						18,073
Net income						$26,925

Capital expenditures	$5,640	$6,651	$715	$10	$2,841	$15,857
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $198.0 million and $218.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Note 18—Related Party Transactions
Term Loan
Certain of our stockholders, or affiliates of our stockholders, are the lenders under our Term Loan. In previous years, they received common stock warrants exercisable for shares of common stock in connection with the origination of the Term Loan. On June 15, 2016, the Term Loan was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of the Bridge Notes and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.25 million of which was paid to an affiliate of Whitebox, one of our largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox.
Convertible Notes Offering
In June 2016, we issued $115 million in aggregate principal amount of our 5.00% Convertible Senior Notes in a private placement under Rule 144A in the Notes Offering. Please read Note 9—Debt for further discussion.
Prior to the Notes Offering, we also entered into a backstop convertible note commitment letter with funds managed by Highbridge Capital Management, LLC ("Highbridge") and funds managed on behalf of Whitebox (collectively, the “Backstop Convertible Note Purchasers”), pursuant to which the Backstop Convertible Note Purchasers committed to purchase $100 million aggregate principal amount of senior unsecured convertible notes due 2021, which would be issued in a private offering pursuant to an exemption from the registration requirements of the Securities Act.
The obligations of the Backstop Convertible Note Purchasers to purchase convertible notes automatically terminated upon the consummation of the Notes Offering, provided that each of the Back Up Convertible Note Purchasers and their respective affiliates were allocated the opportunity to purchase at least $32.5 million of the 5.00% Convertible Senior Notes offered in the Notes Offering.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2016 and 2015

Affiliates of Whitebox and Highbridge each purchased an aggregate $42.5 million principal amount of the 5.00% Convertible Senior Notes in the Notes Offering.
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
EGI and Whitebox do not receive a fee for the provision of the strategic, advisory or consulting services set forth in the Services Agreements, but may be periodically reimbursed by us, upon request, for (i) travel and out of pocket expenses, provided that in the event that such expenses exceed $50 thousand in the aggregate with respect to any single proposed matter, EGI or Whitebox, as applicable, will obtain our consent prior to incurring additional costs and (ii) provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants and other professionals incurred in connection with EGI’s or Whitebox’s, as applicable, services under the Services Agreements. In consideration of the services provided by EGI and Whitebox under the Services Agreements, we agreed to indemnify each of them for certain losses incurred by them relating to or arising out of the Services Agreements or the services provided thereunder.
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three and nine months ended September 30, 2016 or 2015.
In October 2015, we terminated our Services Agreement with Whitebox.
Bridge Notes Commitment and Issuance
On June 14, 2016, we entered into a Bridge Notes commitment letter (the “Bridge Notes Commitment Letter”) with entities affiliated with EGI and Highbridge Capital Management pursuant to which such parties committed to purchase an aggregate of up to $52.6 million of Bridge Notes. We paid a fee, in the amount of 5.0% of their respective commitments, to each of the entities affiliated with EGI and Highbridge Capital Management who had committed to purchasing Bridge Notes pursuant to the Bridge Notes Commitment Letter. This fee was deducted from the proceeds received at the Bridge Notes closing in July 2016. On September 22, 2016, we repaid $49.3 million of the outstanding interest and principal on the Bridge Notes and converted the remaining outstanding principal amount on the Bridge Notes into 272,733 shares of our common stock. Please read Note 9—Debt for further discussion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas focused on operating integrated refining, logistics and distribution businesses in niche markets. We also own, manage and maintain interests in other energy and infrastructure businesses. We were created through the successful reorganization of Delta Petroleum Corporation ("Delta") in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. We changed our name from Par Petroleum Corporation to Par Pacific Holdings, Inc. effective October 20, 2015.
Our business is organized into three primary operating segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, diesel, liquefied petroleum gas, jet fuel and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel and retail merchandise throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii and Kauai. Our retail network includes "Hele," Tesoro and "76" branded retail sites, unmanned cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven and other sites operated by third parties. We recently completed the rebranding of 30 out of 97 gas stations in Hawaii to a new proprietary brand called "Hele."
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM") and trucking operations to distribute refined products throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii, Molokai and Kauai. We own and operate a crude oil pipeline gathering system and related storage facilities in Wyoming and a refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota. Our Wyoming operations also include storage, loading racks and a rail siding at the refinery site. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
We also own a 42.3% equity investment in Laramie Energy. Laramie Energy develops and produces primarily natural gas, with operations and assets concentrated in the Piceance and Mancos Basins in Western Colorado.
During the fourth quarter of 2015, we changed our reportable segments to separate our logistics operations from our refining operations due to a change in senior leadership, organizational structure, the acquisition of Par Hawaii, Inc. ("PHI") and to reflect how we currently make financial decisions and allocate resources. We have five reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other. We previously reported results for the following four business segments: (i) Refining and Distribution, (ii) Retail, (iii) Natural Gas and Oil Production and (iv) Commodity Marketing and Logistics. We have recast the segment information for the three and nine months ended September 30, 2015 to conform to the current period presentation. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments. Please read Note 17—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Recent Events
On June 14, 2016, we entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly-owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the "WRC Acquisition"). Wyoming Refining owns and operates the 18,000 barrels per day refinery and related logistics assets in Newcastle, Wyoming. The WRC Acquisition closed on July 14, 2016. Please read Note 4—Acquisitions for further discussion.

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
During the third quarter of 2016, we successfully restarted our Hawaii refinery after a major turnaround and a maintenance project on our subsea pipeline. The turnaround and pipeline maintenance, including associated downtime, reduced our profitability as a result of high feedstock costs driven by the purchase of higher-cost crude oil and the additional import of 8 thousand barrels per day in refined products, higher production costs per throughput barrel of $5.42 during the third quarter of 2016 compared to $4.18 during the third quarter of 2015, and $4.9 million in additional maintenance expense for the refinery and subsea pipeline during the third quarter of 2016. The total deferred costs related to the turnaround were $35.0 million and will be amortized over the period until the next turnaround.

Results of Operations
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net Income (Loss). Our third quarter 2016 results were impacted by the turnaround at our Hawaii refinery and poor global crack spreads, which is reflected in a decrease in our net income from $14.7 million for the three months ended September 30, 2015 to a net loss of $27.8 million for the three months ended September 30, 2016. Other factors impacting our results period over period include the change in value of our contingent consideration obligation, a decrease in impairment expense and increases in DD&A, equity earnings from Laramie, and interest expense and financing costs, net as further discussed below.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2016, Adjusted EBITDA was a loss of $1.7 million compared to earnings of $34.3 million for the three months ended September 30, 2015. The change was primarily related to higher production and maintenance costs associated with the turnaround at our Hawaii refinery and lower crack spreads, partially offset by improved crude oil differentials and the contribution provided by Wyoming Refining, which was acquired on July 14, 2016.
For the three months ended September 30, 2016, Adjusted Net Income (Loss) was a loss of $19.0 million when compared to income of $23.8 million for the three months ended September 30, 2015. The change was primarily related to higher production and maintenance costs associated with the turnaround at our Hawaii refinery, lower crack spreads and increases in DD&A and interest expense and financing costs, net, partially offset by improved crude oil differentials, increase in equity earnings from Laramie, and the contribution provided by Wyoming Refining, which was acquired on July 14, 2016.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net Income (Loss). During 2016, our financial performance was impacted by the turnaround at our Hawaii refinery and poor global crack spreads, which is reflected in a decrease in our net income from $26.9 million for the nine months ended September 30, 2015 to a net loss of $59.5 million for the nine months ended September 30, 2016. Other factors impacting our results period over period include the termination of certain financing agreements in 2015, the change in value of our contingent consideration obligation, a decrease in impairment expense, an increase in our equity losses from Laramie and the releases of valuation allowances as further discussed below.
Adjusted EBITDA and Adjusted Net Income (Loss). For the nine months ended September 30, 2016, Adjusted EBITDA was a loss of $3.1 million compared to earnings of $87.6 million for the nine months ended September 30, 2015. The change was primarily related to higher production and maintenance costs associated with the turnaround at our Hawaii refinery and lower crack spreads, partially offset by improved crude oil differentials, the contribution provided by Wyoming Refining, which was acquired on July 14, 2016, and the contribution provided by Mid Pac, which was acquired on April 1, 2015.
For the nine months ended September 30, 2016, Adjusted Net Income (Loss) was a loss of $60.5 million compared to income of $52.6 million for the nine months ended September 30, 2015. The change was primarily related to higher production and maintenance costs associated with the turnaround at our Hawaii refinery, lower crack spreads, and an increase in losses from Laramie Energy, partially offset by improved crude oil differentials, the contribution provided by Wyoming Refining, which was acquired on July 14, 2016, and the contribution provided by Mid Pac, which was acquired on April 1, 2015.

The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues	$510,305	$495,503	$14,802	3%
Cost of revenues (excluding depreciation)	459,296	405,153	54,143	13%
Operating expense (excluding depreciation)	51,230	38,047	13,183	35%
Lease operating expense	10	1,575	(1,565)	(99)%
Depreciation, depletion and amortization	9,643	4,596	5,047	110%
Impairment expense	—	9,639	(9,639)	(100)%
General and administrative expense	9,863	9,939	(76)	(1)%
Acquisition and integration expense	2,047	280	1,767	631%
Total operating expenses	532,089	469,229
Operating income (loss)	(21,784)	26,274
Other income (expense)
Interest expense and financing costs, net	(11,232)	(4,387)	(6,845)	(156)%
Other income (expense), net	(56)	(45)	(11)	(24)%
Change in value of common stock warrants	657	(1,023)	1,680	164%
Change in value of contingent consideration	1,025	(4,255)	5,280	124%
Equity earnings (losses) from Laramie Energy, LLC	3,659	(1,355)	5,014	370%
Total other expense, net	(5,947)	(11,065)
Income (loss) before income taxes	(27,731)	15,209
Income tax expense	(30)	(469)	439	94%
Net income (loss)	$(27,761)	$14,740

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenues	$1,301,909	$1,622,873	$(320,964)	(20)%
Cost of revenues (excluding depreciation)	1,166,347	1,387,690	(221,343)	(16)%
Operating expense (excluding depreciation)	125,191	102,798	22,393	22%
Lease operating expense	134	4,614	(4,480)	(97)%
Depreciation, depletion and amortization	19,839	12,852	6,987	54%
Impairment expense	—	9,639	(9,639)	(100)%
General and administrative expense	31,654	31,878	(224)	(1)%
Acquisition and integration expense	3,563	1,811	1,752	97%
Total operating expenses	1,346,728	1,551,282
Operating income (loss)	(44,819)	71,591
Other income (expense)
Interest expense and financing costs, net	(21,951)	(15,769)	(6,182)	(39)%
Loss on termination of financing agreements	—	(19,229)	19,229	100%
Other income (expense), net	60	(199)	259	130%
Change in value of common stock warrants	3,477	(2,732)	6,209	227%
Change in value of contingent consideration	10,753	(18,679)	29,432	158%
Equity losses from Laramie Energy, LLC	(15,159)	(6,131)	(9,028)	(147)%
Total other expense, net	(22,820)	(62,739)
Income (loss) before income taxes	(67,639)	8,852
Income tax benefit	8,117	18,073	(9,956)	(55)%
Net income (loss)	$(59,522)	$26,925
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2016 and 2015 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended September 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$462,975	$28,107	$75,577	$15,705	$(72,059)	$510,305
Cost of revenues (excluding depreciation)	439,477	19,334	56,365	15,629	(71,509)	459,296
Operating expense (excluding depreciation)	35,910	4,686	10,461	—	173	51,230
Lease operating expense	—	—	—	—	10	10
Depreciation, depletion and amortization	5,755	1,275	1,898	162	553	9,643
General and administrative expense	—	—	—	—	9,863	9,863
Acquisition and integration expense	—	—	—	—	2,047	2,047
Operating income (loss)	$(18,167)	$2,812	$6,853	$(86)	$(13,196)	$(21,784)

Three months ended September 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$458,238	$21,045	$81,434	$10,904	$(76,118)	$495,503
Cost of revenues (excluding depreciation)	394,254	12,566	60,655	13,796	(76,118)	405,153
Operating expense (excluding depreciation)	27,264	1,304	9,479	—	—	38,047
Lease operating expense	—	—	—	—	1,575	1,575
Depreciation, depletion and amortization	1,717	848	1,492	231	308	4,596
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	9,939	9,939
Acquisition and integration expense	—	—	—	—	280	280
Operating income (loss)	$35,003	$6,327	$9,808	$(12,762)	$(12,102)	$26,274

Nine months ended September 30, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,172,164	$73,686	$215,952	$37,884	$(197,777)	$1,301,909
Cost of revenues (excluding depreciation)	1,112,730	48,707	162,831	39,432	(197,353)	1,166,347
Operating expense (excluding depreciation)	85,053	8,906	31,059	—	173	125,191
Lease operating expense	—	—	—	—	134	134
Depreciation, depletion and amortization	9,649	3,116	4,930	504	1,640	19,839
General and administrative expense	—	—	—	—	31,654	31,654
Acquisition and integration expense	—	—	—	—	3,563	3,563
Operating income (loss)	$(35,268)	$12,957	$17,132	$(2,052)	$(37,588)	$(44,819)

Nine months ended September 30, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,491,309	$61,822	$209,091	$76,983	$(216,332)	$1,622,873
Cost of revenues (excluding depreciation)	1,334,045	35,649	158,383	78,130	(218,517)	1,387,690
Operating expense (excluding depreciation)	73,597	4,040	25,161	—	—	102,798
Lease operating expense	—	—	—	—	4,614	4,614
Depreciation, depletion and amortization	5,456	2,267	3,675	689	765	12,852
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	31,878	31,878
Acquisition and integration expense	—	—	—	—	1,811	1,811
Operating income (loss)	$78,211	$19,866	$21,872	$(11,475)	$(36,883)	$71,591
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)
Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $72.1 million and $76.1 million for the three months ended September 30, 2016 and 2015, respectively. Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $198.0 million and $218.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Refining Segment
Crude Oil Throughput (Mbpd) (1)	70.5	73.5	84.8	76.3
Refined product sales volume (Mbpd) (1)	87.5	74.2	90.8	76.9

Hawaii Refinery
Total Crude Oil Throughput (Mbpd)	54.3	73.5	68.6	76.3
Source of Crude Oil:
North America	18.6%	31.9%	38.1%	46.7%
Latin America	—%	5.3%	2.9%	9.8%
Africa	14.8%	2.2%	13.2%	10.3%
Asia	32.4%	60.6%	32.5%	30.4%
Middle East	34.2%	—%	13.3%	2.8%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	25.2%	25.3%	26.4%	25.9%
Distillate	45.8%	45.4%	44.6%	44.3%
Fuel oils	17.4%	21.1%	19.2%	22.1%
Other products	7.3%	4.4%	6.1%	4.6%
Total yield	95.7%	96.2%	96.3%	96.9%

Refined product sales volume (Mbpd)
On-island sales volume	62.1	58.9	61.3	62.4
Exports sale volume	8.6	15.3	12.7	14.5
Total refined product sales volume	70.7	74.2	74.0	76.9

4-1-2-1 Singapore Crack Spread (2) ($ per barrel)	$3.08	$6.05	$2.97	$7.38
4-1-2-1 Mid Pacific Crack Spread (2) ($ per barrel)	4.45	7.93	4.29	8.93
Mid Pacific Crude Oil Differential (3) ($ per barrel)	(2.42)	(0.56)	(2.19)	(1.43)
Operating income (loss) per bbl ($/throughput bbl)	(2.71)	3.90	(0.84)	3.04
Adjusted Gross Margin per bbl ($/throughput bbl) (4)	3.32	8.33	3.49	7.10
Production costs per bbl ($/throughput bbl) (5)	5.42	4.18	3.96	3.80
DD&A per bbl ($/throughput bbl)	0.61	0.25	0.37	0.26

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Wyoming Refinery
Total Crude Oil Throughput (Mbpd) (1)	16.2	—	16.2	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	55.8%	—%	55.8%	—%
Distillate	39.4%	—%	39.4%	—%
Fuel oil	1.7%	—%	1.7%	—%
Other products	1.0%	—%	1.0%	—%
Total yield	97.9%	—%	97.9%	—%

Refined product sales volume (Mbpd) (1)	16.8	—	16.8	—

Wyoming 3-2-1 Index (6)	$19.12	$—	$16.91	$—
Operating income (loss) per bbl ($/throughput bbl)	4.55	—	4.55	—
Adjusted Gross Margin per bbl ($/throughput bbl) (4)	12.20	—	12.20	—
Production costs per bbl ($/throughput bbl) (5)	5.52	—	5.52	—
DD&A per bbl ($/throughput bbl)	2.13	—	2.13	—
________________________________________________________

(1)
Crude oil throughput and sales volumes per day is calculated based on the 79 day period for which we owned the Wyoming Refining in 2016.  As such, the amounts for the total refining segment represent the sum of the Hawaii refinery's throughput or sales volumes averaged over the respective period plus the Wyoming refinery's throughput or sales volumes averaged over for the period from July 14, 2016 to September 30, 2016.

(2)
The profitability of our Hawaii business is heavily influenced by crack spreads in both the Singapore and U.S. West Coast markets. These markets reflect the closest liquid market alternatives to source refined products for Hawaii. We believe the Singapore and Mid Pacific crack spreads (or four barrels of Brent crude converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel) and one barrel of fuel oil) best reflect a market indicator for our operations. The Mid Pacific crack spread is calculated using a ratio of 80% Singapore and 20% San Francisco indexes.

(3)
Weighted-average differentials, excluding shipping costs, of a blend of crudes with an API of 31.98 and sulfur weight percentage of 0.65% that is indicative of our typical crude oil mix quality compared to Brent crude.

(4)	Please see discussion of Adjusted Gross Margin below. We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput.

(5)
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

(6)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillate (ULSD) as created from three barrels of West Texas Intermediate Crude. Pricing is based 50% on applicable product pricing in Rapid City, South Dakota and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail and logistics segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retail Segment
Retail sales volumes (thousands of gallons)	23,567	23,247	68,851	58,034

Logistics Segment
Pipeline throughput (Mbpd) (1)
Crude oil pipelines	74.1	73.4	87.7	77.2
Refined product pipelines	87.0	65.9	86.5	69.1
Total pipeline throughput	161.1	139.3	174.2	146.3

(1)
Pipeline throughput per day is calculated based on the 79 day period for which we owned Wyoming Refining in 2016.  As such, the amounts for the total logistics segment represent the sum of the pipeline throughput in Hawaii averaged over the respective period plus the pipeline throughput in Wyoming averaged over for the period from July 14, 2016 to September 30, 2016.

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), depreciation, depletion and amortization, impairment expense, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation and purchase price allocation adjustments) and unrealized gains (losses) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments and unrealized gains (losses) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2016	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(18,167)	$2,812	$6,853	$(86)
Operating expense (excluding depreciation)	35,910	4,686	10,461	—
Depreciation, depletion and amortization	5,755	1,275	1,898	162
Inventory valuation adjustment	7,780	—	—	(456)
Unrealized loss on derivatives	895	—	—	221
Adjusted Gross Margin	$32,173	$8,773	$19,212	$(159)

Three months ended September 30, 2015	Refining	Logistics	Retail	Texadian
Operating income (loss)	$35,003	$6,327	$9,808	$(12,762)
Operating expense (excluding depreciation)	27,264	1,304	9,479	—
Depreciation, depletion and amortization	1,717	848	1,492	231
Impairment expense	—	—	—	9,639
Inventory valuation adjustment	(13,390)	—	—	2,628
Unrealized loss (gain) on derivatives	5,696	—	—	(1,336)
Adjusted Gross Margin	$56,290	$8,479	$20,779	$(1,600)

Nine months ended September 30, 2016	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(35,268)	$12,957	$17,132	$(2,052)
Operating expense (excluding depreciation)	85,053	8,906	31,059	—
Depreciation, depletion and amortization	9,649	3,116	4,930	504
Inventory valuation adjustment	28,540	—	—	(3,955)
Unrealized loss (gain) on derivatives	(7,039)	—	—	741
Adjusted Gross Margin	$80,935	$24,979	$53,121	$(4,762)

Nine months ended September 30, 2015	Refining	Logistics	Retail	Texadian
Operating income (loss)	$78,211	$19,866	$21,872	$(11,475)
Operating expense (excluding depreciation)	73,597	4,040	25,161	—
Depreciation, depletion and amortization	5,456	2,267	3,675	689
Impairment expense	—	—	—	9,639
Inventory valuation adjustment	(13,390)	—	—	493
Unrealized loss on derivatives	4,002	—	—	784
Adjusted Gross Margin	$147,876	$26,173	$50,708	$130
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, inventory valuation adjustment, loss on termination of financing agreements, impairment expense and release of tax valuation allowance. Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest, taxes, DD&A and equity losses from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(27,761)	$14,740	$(59,522)	$26,925
Inventory valuation adjustment	7,324	(10,762)	24,585	(12,897)
Unrealized loss (gain) on derivatives	1,117	4,360	(6,297)	4,786
Acquisition and integration expense	2,047	280	3,563	1,811
Loss on termination of financing agreements	—	—	—	19,229
Increase in (release of) tax valuation allowance (1)	—	295	(8,573)	(18,290)
Change in value of common stock warrants	(657)	1,023	(3,477)	2,732
Change in value of contingent consideration	(1,025)	4,255	(10,753)	18,679
Impairment expense	—	9,639	—	9,639
Adjusted Net Income (Loss)	(18,955)	23,830	(60,474)	52,614
Depreciation, depletion and amortization	9,643	4,596	19,839	12,852
Interest expense and financing costs, net	11,232	4,387	21,951	15,769
Equity losses (earnings) from Laramie Energy, LLC	(3,659)	1,355	15,159	6,131
Income tax expense	30	174	456	217
Adjusted EBITDA	$(1,709)	$34,342	$(3,069)	$87,583
________________________________________________________

(1)	Included in Income tax benefit on our condensed consolidated statements of operations.
Factors Impacting Segment Results
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Refining. Operating loss for our refining segment was $18.2 million for the three months ended September 30, 2016, a decrease of $53.2 million compared to operating income of $35.0 million for the three months ended September 30, 2015. The decrease in profitability was primarily driven by lower crack spreads and the turnaround at our Hawaii refinery. The 4-1-2-1 Mid Pacific crack spread decreased from $7.93 per barrel in the third quarter of 2015 to $4.45 per barrel in the third quarter of 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased from $0.56 per barrel in the third quarter of 2015 to $2.42 per barrel in the third quarter of 2016. The downtime associated with the turnaround resulted in higher production costs per throughput barrel of $5.42 during the third quarter of 2016 compared to $4.18 during the third quarter of 2015. Additionally, we imported 8 thousand barrels per day of refined products to meet customer demand during the turnaround which significantly contributed to our low margin realization during the third quarter. We also incurred approximately $1.3 million of repair and maintenance expenses incurred associated with the turnaround. Wyoming Refining contributed approximately $3.7 million of operating income to the refining segment for the three months ended September 30, 2016.
Logistics. Operating income for our logistics segment was $2.8 million for the three months ended September 30, 2016, a decrease of $3.5 million compared to operating income of $6.3 million for the three months ended September 30, 2015. Profitability of the logistics business decreased primarily due to repair and maintenance expenses of $3.6 million related to the Hawaii subsea pipeline and a decrease in pipeline throughput in Hawaii from 139.3 Mbpd for the three months ended September 30, 2015 to 128.8 Mbpd for the three months ended September 30, 2016 driven by the Hawaii refinery turnaround. Wyoming Refining contributed approximately $0.7 million of operating income to the logistics segment for the three months ended September 30, 2016.
Retail. Operating income for our retail segment was $6.9 million for the three months ended September 30, 2016, a decrease of $2.9 million compared to operating income of $9.8 million for the three months ended September 30, 2015. The decrease in operating income was primarily due to a decrease in sales prices of 9% which caused a compression in margin as costs did not decrease at the same rate as sales prices.
Texadian. Operating loss for our Texadian segment was $0.1 million for the three months ended September 30, 2016, an increase in profitability of $12.7 million compared to an operating loss of $12.8 million for the three months ended September 30, 2015. The increase was primarily due to an impairment charge of $9.6 million related to goodwill and intangible assets recorded during the three months ended September 30, 2015 and an overall decrease in activity.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Refining. Operating loss for our refining segment was $35.3 million for the nine months ended September 30, 2016, a decrease of $113.5 million compared to operating income of $78.2 million for the nine months ended September 30, 2015. The decrease in profitability was primarily driven by lower crack spreads and the turnaround at our Hawaii refinery. The 4-1-2-1 Mid Pacific crack spread decreased from $8.93 per barrel for the nine months ended September 30, 2015 to $4.29 per barrel for the nine months ended September 30, 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased from $1.43 per barrel for the nine months ended September 30, 2015 to $2.19 per barrel for the nine months ended September 30, 2016. The downtime associated with the turnaround resulted in higher production costs per throughput barrel of $3.96 for the nine months ended September 30, 2016 compared to $3.80 for the nine months ended September 30, 2015. Additionally, we imported 8 thousand barrels per day of refined products to meet customer demand during the turnaround which significantly contributed to our low margin realization during the third quarter. We also incurred approximately $1.3 million of repair and maintenance expenses associated with the turnaround. Wyoming Refining contributed approximately $3.7 million of operating income to the refining segment for the nine months ended September 30, 2016.
Logistics. Operating income for our logistics segment was $13.0 million for the nine months ended September 30, 2016, a decrease of $6.9 million compared to operating income of $19.9 million for the nine months ended September 30, 2015. The decrease in profitability is primarily due to repair and maintenance expenses of $3.6 million related to the Hawaii subsea pipeline and a decrease in pipeline throughput in Hawaii from 146.3 Mbpd for the nine months ended September 30, 2015 to 141.8 Mbpd for the nine months ended September 30, 2016 driven by the Hawaii refinery turnaround. Wyoming Refining contributed approximately $0.7 million of operating income to the logistics segment for the nine months ended September 30, 2016.
Retail. Operating income for our retail segment was $17.1 million for the nine months ended September 30, 2016, a decrease of $4.8 million compared to operating income of $21.9 million for the nine months ended September 30, 2015. The decrease in profitability was primarily due to a decrease in sales prices of 13%. The decrease in sales prices was partially offset by the acquisition of Mid Pac on April 1, 2015 which contributed $9.7 million of operating income for the nine months ended September 30, 2016 to our retail segment as compared to $6.4 million for the nine months ended September 30, 2015.
Texadian. Operating loss for our Texadian segment was $2.1 million for the nine months ended September 30, 2016, an increase in profitability of $9.4 million compared to operating loss of $11.5 million for the nine months ended September 30, 2015. The increase in profitability was primarily due to an impairment charge of $9.6 million related to goodwill and intangible assets recorded during the nine months ended September 30, 2015.
Adjusted Gross Margin
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Refining. For the three months ended September 30, 2016, our refining Adjusted Gross Margin was approximately $32.2 million, a decrease of $24.1 million compared to $56.3 million for the three months ended September 30, 2015. The decrease was primarily due to lower crack spreads and the turnaround at our Hawaii refinery. The 4-1-2-1 Mid Pacific crack spread decreased 44% from $7.93 per barrel during the three months ended September 30, 2015 to $4.45 per barrel during the three months ended September 30, 2016. The decrease in crack spreads resulted in a decrease of approximately $22.3 million in Adjusted Gross Margin for the refining segment. The decrease was also due to high feedstock costs driven by the purchase of higher-cost crude oil and the additional import of 8 thousand barrels per day of refined products to meet customer demand during the turnaround. Wyoming Refining contributed approximately $15.6 million of Adjusted Gross Margin to the refining segment for the three months ended September 30, 2016.

Logistics. For the three months ended September 30, 2016, our logistics Adjusted Gross Margin was approximately $8.8 million, an increase of $0.3 million compared to $8.5 million for the three months ended September 30, 2015. The increase was primarily driven by the logistics segment of the WRC Acquisition, which contributed approximately $0.7 million of Adjusted Gross Margin to the logistics segment, partially offset by a decrease in pipeline throughput in Hawaii, which decreased from 139.3 Mbpd for the three months ended September 30, 2015 to 128.8 Mpbd for the three months ended September 30, 2016.
Retail. For the three months ended September 30, 2016, our retail Adjusted Gross Margin was approximately $19.2 million, a decrease of $1.6 million when compared to $20.8 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease of 9% in sales prices which caused a compression in retail fuel margins (sales price of fuel charged to retail customers “at the pump” minus cost of fuel paid to our suppliers) as costs did not decrease at the same rate as prices.
Texadian. For the three months ended September 30, 2016, our Texadian Adjusted Gross Margin was a loss of approximately $0.2 million, an increase of $1.4 million compared to a loss of approximately $1.6 million for the three months ended September 30, 2015. The change was primarily due to an overall decrease in activity.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Refining. For the nine months ended September 30, 2016, our refining Adjusted Gross Margin was approximately $80.9 million, a decrease of $67.0 million compared to $147.9 million for the nine months ended September 30, 2015. The decrease was primarily due to lower crack spreads and the turnaround at our Hawaii refinery. The 4-1-2-1 Mid Pacific crack spread decreased 52% from $8.93 per barrel for the nine months ended September 30, 2015 to $4.29 per barrel for the nine months ended September 30, 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased 53% from $1.43 per barrel for the nine months ended September 30, 2015 to $2.19 per barrel for the nine months ended September 30, 2016. The decrease was also due to high feedstock costs driven by the purchase of higher-cost crude oil and the additional import of 8 thousand barrels per day of refined products to meet customer demand during the turnaround. Wyoming Refining contributed approximately $15.6 million of Adjusted Gross Margin to the refining segment for the nine months ended September 30, 2016.
Logistics. For the nine months ended September 30, 2016, our logistics Adjusted Gross Margin was approximately $25.0 million, a decrease of $1.2 million compared to $26.2 million for the nine months ended September 30, 2015. The decrease was primarily driven by throughput in Hawaii, which decreased from 146.3 Mbpd for the nine months ended September 30, 2015 to 141.8 Mbpd for the nine months ended September 30, 2016.
Retail. For the nine months ended September 30, 2016, our retail Adjusted Gross Margin was approximately $53.1 million, an increase of $2.4 million when compared to $50.7 million for the nine months ended September 30, 2015. The increase was driven by a 19% increase in sales volumes, which is primarily attributed to the acquisition of Mid Pac on April 1, 2015. This increase in volumes was offset by a decrease of 13% in sales prices that caused a compression in retail fuel margins (sales price of fuel charged to retail customers “at the pump” minus cost of fuel paid to our suppliers) as costs did not decrease at the same rate as prices.
Texadian. For the nine months ended September 30, 2016, our Texadian Adjusted Gross Margin was a loss of approximately $4.8 million, a decrease of $4.9 million when compared to income of approximately $0.1 million for the nine months ended September 30, 2015. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes as the Cushing/Hardisty trading differential decreased from $5.73 per barrel in the nine months ended September 30, 2015 to $4.02 per barrel in the nine months ended September 30, 2016.

Discussion of Consolidated Results
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Revenues. For the three months ended September 30, 2016, revenues were $510.3 million, a $14.8 million increase compared to $495.5 million for the three months ended September 30, 2015. The increase was primarily due to the WRC Acquisition, which closed on July 14, 2016, that contributed revenues of $80.9 million to the refining segment, offset by a decrease of $66.7 million in third-party revenues at our Hawaii refinery as a result of declines in crude oil prices. Brent crude oil prices averaged $46.99 per barrel during the third quarter of 2016 compared to $51.20 per barrel during the third quarter of 2015, with similar decreases in WTI crude oil prices. Revenues in our retail segment decreased $5.8 million primarily driven by a decrease of 9% in sales prices.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2016, cost of revenues (excluding depreciation), was $459.3 million, a $54.1 million increase compared to $405.2 million for the three months ended September 30, 2015. The increase was primarily driven by the WRC Acquisition, which closed on July 14, 2016, that contributed cost of revenues (excluding depreciation) of $66.7 million to the refining segment. Our cost of revenues (excluding depreciation) related to our Hawaii refinery decreased $12.0 million as a result of the global declines in crude oil prices (as discussed above). The decrease in crude oil prices was offset by high feedstock costs driven by the purchase of higher-cost crude oil and the additional import of 8 thousand barrels per day of refined products to meet customer demand during the turnaround.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2016, operating expense (excluding depreciation) was approximately $51.2 million, an increase of $13.2 million when compared to $38.0 million for the three months ended September 30, 2015. The increase was primarily due to higher repair and maintenance expenses of approximately $4.9 million related to the Hawaii subsea pipeline and the turnaround of our Hawaii refinery and an increase of approximately $9.1 million related to the WRC Acquisition, which closed on July 14, 2016.
Lease Operating Expense. For the three months ended September 30, 2016, lease operating expense was approximately $10 thousand, a decrease of $1.6 million when compared to $1.6 million for the three months ended September 30, 2015. The decrease was primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Depreciation, Depletion and Amortization. For the three months ended September 30, 2016, DD&A expense was approximately $9.6 million, an increase of $5.0 million compared to $4.6 million for the three months ended September 30, 2015. The increase was primarily due to depreciation of assets acquired as part of the WRC Acquisition on July 14, 2016 and amortization of deferred turnaround expenditures of $1.1 million associated with our Hawaii refinery turnaround during the third quarter of 2016. Wyoming Refining contributed $3.1 million of DD&A expense for the three months ended September 30, 2016.
Impairment Expense. For the three months ended September 30, 2015, we recorded impairment charges of $9.6 million related to goodwill and intangible assets in our Texadian segment. There was no impairment expense for the three months ended September 30, 2016.
General and Administrative Expense.  For the three months ended September 30, 2016, general and administrative expense was approximately $9.9 million, which was flat when compared to $9.9 million for the three months ended September 30, 2015.
Acquisition and Integration Expense.  For the three months ended September 30, 2016, acquisition and integration expense was approximately $2.0 million, an increase of $1.7 million when compared to $0.3 million for the three months ended September 30, 2015. The increase was due to acquisition and integration expense of $2.0 million incurred in connection with the WRC Acquisition completed in July 2016. Additionally, during the three months ended September 30, 2016, we incurred no expense related to the integration of Mid Pac, which was acquired on April 1, 2015, compared to $0.3 million of integration expense during the three months ended September 30, 2015.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2016, our interest expense and financing costs were approximately $11.2 million, an increase of $6.8 million when compared to $4.4 million for the three months ended September 30, 2015. The increase was primarily due to interest expense and financing costs of approximately $3.0 million related to the Bridge Notes, interest expense of $1.4 million associated with our 5.00% Convertible Senior Notes issued during the second quarter of 2016 and interest expense of $2.2 million related to the Wyoming Refining Credit Facilities and the Par Wyoming Holdings Credit Agreement.

Change in Value of Common Stock Warrants. For the three months ended September 30, 2016, the change in value of common stock warrants resulted in a gain of approximately $0.7 million, an increase of $1.7 million when compared to a loss of approximately $1.0 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our stock price decreased from $15.34 per share as of June 30, 2016 to $13.08 per share as of September 30, 2016, which resulted in a decrease in the fair value of the common stock warrants. During the three months ended September 30, 2015, our stock price increased from $18.72 per share as of June 30, 2015 to $20.83 per share as of September 30, 2015, which resulted in an increase in the fair value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended September 30, 2016, the change in value of our contingent consideration liability resulted in income of approximately $1.0 million, a change of $5.3 million when compared to a loss of $4.3 million for the three months ended September 30, 2015. The contingent consideration relates to the acquisition of PHR that occurred on September 25, 2013 and the change in value during the three months ended September 30, 2016 was due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads.
Equity Earnings (Losses) From Laramie Energy. For the three months ended September 30, 2016, equity earnings from Laramie were approximately $3.7 million, an increase in equity earnings of $5.1 million compared to equity losses of $1.4 million for the three months ended September 30, 2015. The increase in equity earnings was primarily due to an increase in derivative gains of $9.8 million in the third quarter of 2016 compared to the same period in 2015 offset by an increase in DD&A expense of $6 million.
Income Taxes. For the three months ended September 30, 2016, we recorded an income tax expense of $30 thousand. For the three months ended September 30, 2015, we recorded income tax expense of $0.5 million which includes a $0.3 million increase in the valuation allowance resulting from adjustments to the Mid Pac purchase price allocation and $0.2 million in state income tax expense.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Revenues. For the nine months ended September 30, 2016, revenues were $1.3 billion, a $0.3 billion decrease compared to $1.6 billion for the nine months ended September 30, 2015. The decrease was primarily due to reductions of $390.8 million and $21.0 million in third-party revenues at our Hawaii refinery and Texadian, respectively, and was primarily the result of global declines in crude oil prices. Brent crude oil prices averaged $43.18 per barrel in the nine months ended September 30, 2016 compared to $55.31 per barrel in the nine months ended September 30, 2015, with similar decreases experienced for WTI crude oil prices. Wyoming Refining contributed revenues of $80.9 million to the refining segment for the nine months ended September 30, 2016. Revenues in our retail segment increased $6.9 million primarily driven by the Mid Pac acquisition on April 1, 2015 which contributed revenues for the retail segment of $91.6 million and $63.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in retail revenues related to Mid Pac was partially offset by a decrease of 13% in sales prices.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2016, cost of revenues (excluding depreciation), was $1.2 billion, a $0.2 billion decrease compared to $1.4 billion for the nine months ended September 30, 2015. The decrease was primarily due to reductions of $288.0 million and $38.7 million at our Hawaii refinery and Texadian, respectively, and was primarily the result of global declines in crude oil prices as discussed above. The decrease in crude oil prices was offset by high feedstock costs driven by the purchase of higher-cost crude oil and the additional import of 8 thousand barrels per day in refined products. Wyoming Refining contributed cost of revenues (excluding depreciation) of $66.7 million to the refining segment. Cost of revenues (excluding depreciation) in our retail segment increased $4.4 million primarily driven by the Mid Pac acquisition on April 1, 2015, which contributed cost of revenues (excluding depreciation) for the retail segment of $67.6 million and $47.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in retail sales volumes related to Mid Pac was partially offset by a decrease of 14% in the cost of refined product resulting from the global declines in crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2016, operating expense (excluding depreciation) was approximately $125.2 million, an increase of $22.4 million compared to $102.8 million for the nine months ended September 30, 2015. The increase was primarily due to the acquisitions of Wyoming Refining and Mid Pac that contributed $9.1 million and $7.0 million to the increase in operating expense (excluding depreciation), respectively. Additionally, we chartered a new barge in 2016 which increased operating expense (excluding depreciation) by $2.0 million and repair and maintenance expense increased $4.9 million in connection with the Hawaii subsea pipeline and the turnaround of our Hawaii refinery.
Lease Operating Expense. For the nine months ended September 30, 2016, lease operating expense was approximately $0.1 million, a decrease of $4.5 million when compared to $4.6 million for the nine months ended September 30, 2015. The decrease was primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Depreciation, Depletion and Amortization. For the nine months ended September 30, 2016, DD&A expense was approximately $19.8 million, an increase of $6.9 million when compared to $12.9 million for the nine months ended September 30, 2015. The increase was primarily due to depreciation, depletion and amortization of assets acquired as part of the Wyoming Refining and Mid Pac acquisitions on July 14, 2016 and April 1, 2015, respectively. Wyoming Refining contributed $3.1 million of DD&A expense for the nine months ended September 30, 2016. Mid Pac contributed $4.5 million and $2.6 million of DD&A expense for the nine months ended September 30, 2016 and 2015, respectively. Additionally, we recognized amortization of deferred turnaround expenditures of $1.1 million for the nine months ended September 30, 2016.
Impairment Expense. For the nine months ended September 30, 2015, we recorded impairment charges of $9.6 million related to goodwill and intangible assets in our Texadian segment. There was no impairment expense for the nine months ended September 30, 2016.

General and Administrative Expense. For the nine months ended September 30, 2016, general and administrative expense was approximately $31.7 million, which was relatively flat when compared to $31.9 million for the nine months ended September 30, 2015.
Acquisition and Integration Expense. For the nine months ended September 30, 2016, acquisition and integration expense was approximately $3.6 million, an increase of $1.8 million when compared to $1.8 million for the nine months ended September 30, 2015. The increase was primarily due to the WRC Acquisition being completed in July 2016, partially offset by costs incurred for the Mid Pac acquisition and integration during the nine months ended September 30, 2015.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2016, our interest expense and financing costs were approximately $22.0 million, an increase of $6.2 million when compared to $15.8 million for the nine months ended September 30, 2015. The increase was primarily due to interest expense and financing costs of approximately $3.0 million related to the Bridge Notes, interest expense of $1.4 million associated with our 5.00% Convertible Senior Notes issued during the second quarter of 2016 and interest expense of $2.2 million related to the Wyoming Refining Credit Facilities and the Par Wyoming Holdings Credit Agreement.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2016, the change in value of common stock warrants resulted in a gain of approximately $3.5 million, a change of $6.2 million when compared to a loss of $2.7 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our stock price decreased from $23.54 per share as of December 31, 2015 to $13.08 per share as of September 30, 2016 which resulted in a decrease in the fair value of the common stock warrants. During the nine months ended September 30, 2015, our stock price increased from $16.25 per share on December 31, 2014 to $20.83 per share on September 30, 2015 which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the nine months ended September 30, 2016, the change in value of our contingent consideration liability resulted in a gain of approximately $10.8 million, a change of $29.5 million when compared to a loss of $18.7 million for the nine months ended September 30, 2015. The contingent consideration relates to the acquisition of PHR which occurred on September 25, 2013 and the change in value was due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads.
Loss on Termination of Financing Agreements. For the nine months ended September 30, 2015, our loss on the termination of financing agreements was approximately $19.2 million, which includes a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreements and a loss of $1.8 million on the termination of the asset-based senior secured revolving credit facility with PHR (the "HIE ABL Facility"). The loss of $17.4 million on the termination of the Supply and Exchange Agreements consists of a loss of $13.3 million for the cash settlement value of the liability and a loss of $5.6 million for the acceleration of deferred financing costs, partially offset by a $1.5 million exit fee received from Barclays. The loss on the termination of the HIE ABL Facility consists of the accelerated amortization of deferred financing costs. No such loss was incurred in the 2016 period.
Equity Losses From Laramie Energy. For the nine months ended September 30, 2016, equity losses from Laramie were approximately $15.2 million, an increase in the loss of $9.1 million compared to equity losses of $6.1 million for the nine months ended September 30, 2015. The increase in the loss was primarily due to increases of $10.8 million and $10.9 million in DD&A and losses on derivative instruments in the nine months ended September 30, 2016 compared to the same period in 2015, respectively.
Income Taxes. For the nine months ended September 30, 2016, we recorded an income tax benefit of $8.1 million primarily due to the release of $8.6 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of the 5.00% Convertible Senior Notes. For the nine months ended September 30, 2015, we recorded an income tax benefit of $18.1 million primarily due to the release of $18.3 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income of Mid Pac.
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

The following table summarizes our liquidity position as of October 28, 2016 and September 30, 2016 (in thousands):

October 28, 2016	Par Hawaii Refining	Wyoming Refining	Texadian	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$17,277	$2,131	$1,175	$8,692	$21,530	$50,805
Revolver availability	—	15,230	—	5,000	—	20,230
Deferred Payment Arrangement availability (1)	7,478	—	—	—	—	7,478
Total available liquidity	$24,755	$17,361	$1,175	$13,692	$21,530	$78,513

September 30, 2016	Par Hawaii Refining	Wyoming Refining	Texadian	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$25,751	$203	$492	$7,532	$22,276	$56,254
Revolver availability	—	13,330	—	5,000	—	18,330
Deferred Payment Arrangement availability (1)	1,554	—	—	—	—	1,554
Total available liquidity	$27,305	$13,533	$492	$12,532	$22,276	$76,138
 ________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.

(2)	Includes HIE Retail, LLC and Mid Pac, which are parties to the Hawaii Retail Credit Facilities.
The change in our liquidity position from September 30, 2016 to October 28, 2016 was primarily attributable to changes in working capital and results of operations.
As of September 30, 2016, we had access to the J. Aron Deferred Payment Arrangement, the Hawaii Retail Credit Facilities, a $30 million revolving credit facility under the Wyoming Refining Credit Facilities, and cash on hand of $56.3 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining segment, our retail segment, our Texadian segment, payments related to acquisitions, and cash capital contributions to Laramie Energy.
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
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(41,248)	$144,346
Net cash used in investing activities	(291,136)	(107,746)
Net cash provided by (used in) financing activities	220,850	(23,969)
Net cash used in operating activities was approximately $41.2 million for the nine months ended September 30, 2016, which resulted from a net loss of approximately $59.5 million, non-cash charges to operations of approximately $22.9 million and net cash used for changes in operating assets and liabilities of approximately $4.7 million, including deferred turnaround expenditures of $35 million. Net cash provided by operating activities was approximately $144.3 million for the nine months ended September 30, 2015, which resulted from net income of approximately $26.9 million, non-cash charges to operations of approximately $70.9 million and net cash provided by changes in operating assets and liabilities of approximately $46.5 million.
For the nine months ended September 30, 2016, net cash used in investing activities was approximately $291.1 million and primarily related to $209.2 million for the acquisition of Wyoming Refining Company, an investment in Laramie Energy of

$55.0 million in connection with its acquisition of additional natural gas and oil properties and additions to property and equipment of approximately of $19.3 million. Net cash used in investing activities was approximately $107.7 million for the nine months ended September 30, 2015 and primarily related to $64.4 million for the acquisition of PHI, an investment in Laramie Energy of $27.5 million and additions to property and equipment of approximately $15.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $220.9 million and consisted primarily of net proceeds from borrowings of approximately $157.2 million, net proceeds from the Rights Offering of $49.3 million and net proceeds from the J. Aron deferred payment arrangement of $26.7 million. These outflows were partially offset by a $16.8 million payment related to contingent consideration for the PHR acquisition, $12.0 million of which was classified as a financing activity. Net cash used in financing activities for the nine months ended September 30, 2015 was approximately $24.0 million and consisted primarily of net repayments on debt of $29.2 million and net repayments of the deferred payment arrangement of $8.5 million. These repayments were partially offset by net cash proceeds of $13.2 million due to the change in the inventory financing agreements from the Barclays Supply and Exchange Agreements to the J. Aron Supply and Offtake Agreements.
Capital Expenditures
Our capital expenditures excluding acquisitions for the nine months ended September 30, 2016 totaled approximately $19.3 million and were primarily related to our Hawaii refinery and information technology systems. We also funded $55 million for investments in Laramie Energy. Our capital expenditure budget for 2016, including major maintenance costs, ranges from $50 million to $55 million and primarily relates to scheduled turnaround expenditures, as well as projects to improve our Hawaii refinery reliability and efficiency and upgrades to our information technology systems. In connection with the closing of the WRC Acquisition, we increased our capital expenditure budget for 2016 by approximately $11 million, which primarily relates to Wyoming refinery improvements to meet government regulations and upgrades to the information technology systems.
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
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties. Please read Note 8—Inventory Financing Agreements for more information.
Consent Decree. On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants, to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring and to install certain leak detection and repair equipment required by the Consent Decree.
We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement to reimburse PHR for all reasonable third party capital expenditures incurred for the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Please read Note 12—Commitments and Contingencies for more information.
Wyoming refinery. Our Wyoming refinery is subject to a number of consent decrees, orders and settlement agreements involving the U.S. Environmental Protection Agency and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Please read Note 12—Commitments and Contingencies for more information.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of work that remains to be completed related to the Consent Decree; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; the anticipated results of the Mid Pac earnout and indemnity dispute; the anticipated synergies and the benefits of the WRC Acquisition; the anticipated financial and operational results of Wyoming Refining and the effect on our cash flows; estimated costs to settle claims remaining in the General Trust; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity and cash flows. These and other forward-looking statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance; and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described above and under Critical Accounting Policies and Risk Factors included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by commodity price volatility. Our revenues fluctuate with refined product prices and our cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our year-to-date throughput of 85 thousand barrels per day, would change annualized operating income by approximately $30.5 million. This estimate may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory;

•	our fuel requirements for our Hawaii refinery; and

•	our exposure to crude oil price volatility in our Texadian segment.
Our Supply and Offtake Agreements with J. Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J. Aron. Please read Note 8—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales and inventory. Our open futures and OTC swaps expire at various dates through December 30, 2016. At September 30, 2016, these open commodity derivative contracts represent:

•	futures and OTC swaps sales of 634 thousand barrels that economically hedge our crude oil and refined products inventory; and

•	futures sales of 85 thousand barrels that economically hedge our physical inventory for our Texadian segment.
Based on our net open positions at September 30, 2016, a $1 change in the price of crude oil, assuming all other factors remain constant, would have an approximately $764 thousand effect on the fair value of these derivative instruments and cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 71 thousand barrels per day of crude oil during the refining process at our Hawaii refinery. We internally consume approximately 3% of this throughput in the refining process which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by purchasing option collars and swaps at a rate of 52 thousand barrels per month through December 2017 and 20 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $53.17 per barrel to a ceiling of $61.28 per barrel. The OTC swaps have a weighted-average price of $46.45.
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
Interest Rate Risk
As of September 30, 2016, $237.6 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues (excluding depreciation) and interest expense of approximately $1.9 million and $2.7 million per year, respectively.
We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. As of September 30, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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
Kawaihae Loading Rack
On October 9, 2014, Mid Pac received a notice from the EPA alleging that Mid Pac had violated the Clean Air Act at its terminal located in Kawaihae, Hawaii by "failing to equip its loading rack with pollution controls" and by "failing to limit emissions from its loading rack," and advising Mid Pac that the matter had been referred to the U.S. Department of Justice (the "DOJ"). The DOJ proposed civil penalties of approximately $700 thousand. Subsequently, Mid Pac and the DOJ entered into a tolling agreement to facilitate settlement discussions. Mid Pac disputes the EPA's allegations. On April 1, 2015, we acquired Mid Pac. Mid Pac, the EPA and the DOJ have agreed to resolve the fines and penalties for $200 thousand and, among other things, the installation of a vapor combustion system by no later than March 1, 2017.
Additionally, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 12—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Risks Related to the WRC Acquisition
We may fail to successfully integrate Wyoming Refining with our existing business in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations or cash flows, or fail to realize all of the expected benefits of the WRC Acquisition, which could negatively impact our future results of operations and financial condition.

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
Our recent growth is due in large part to acquisitions, such as the acquisitions of Texadian, PHR, Mid Pac and the WRC Acquisition. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired companies and their businesses that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews, including the due diligence we conducted in connection with the WRC Acquisition, may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise.
As a result, there may be unknown and contingent liabilities related to Wyoming Refining and its business of which we are unaware. We could be liable for unknown obligations relating to the WRC Acquisition for which indemnification is not available, which could materially adversely affect our business, results of operations and cash flows.

Financing the WRC Acquisition substantially increased our outstanding indebtedness.
We funded the WRC Acquisition with net proceeds from the Par Wyoming Holdings Term Loan, the Bridge Notes, which have subsequently been repaid with the net proceeds from our rights offering and converted into shares of our common stock, and cash on hand, which included the net proceeds from our notes offering. The resulting increase in our outstanding indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our outstanding indebtedness and may not be able to obtain additional financing on favorable terms or at all.
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
In connection with the WRC Acquisition, there are several environmental issues that will require us to undertake significant remediation efforts and other corrective actions. The Wyoming refinery, owned by Wyoming Refining, is subject to a number of consent decrees, orders and settlement agreements involving the U.S. Environmental Protection Agency and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery.
As is typical of older small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $20.0 million, approximately one-third of which we expect to incur in the next five years and the remainder being incurred over approximately 30 years.
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
Finally, among the various historic consent decrees, orders and settlement agreements into which the Wyoming refinery has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, we may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the WRC Acquisition. The Pipeline and Hazardous Materials Administration (“PHMSA”) recently conducted an integrated inspection of the products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial or corrective actions and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations

The volatility of crude oil prices and refined product prices and changes in the demand for such products may have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
The financial and operating results for Wyoming Refining, including the products it refines and distributes, are seasonal and generally lower in the first and fourth quarters of the year.
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
Renewable fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our business results of operations and financial condition and the WRC Acquisition.
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
Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our refineries in Hawaii and Wyoming are subject to compliance with the RFS mandates. On November 30, 2015, the EPA issued final volume mandates for the years 2014 through 2016, which are generally lower than the corresponding statutory mandates for those years.
Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s proposed volume mandates for 2014 through 2016 are generally lower than the corresponding statutory mandate for those years, the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels could increase in the future. Despite a decline in RINs prices from relatively higher levels observed during mid- 2013, we cannot currently predict the future prices of RINs and, thus, the expenses related to acquiring RINs in the future could increase relative to the cost in prior years. During 2015, we paid $6.3 million for RINs and expect to pay approximately the same amount in 2016 for our Hawaii refinery. We also expect to incur additional expenses related to acquiring RINs for our Wyoming refinery during 2016. Any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels and/or any increase in the cost to acquire RINs has the potential to result in significant costs in connection with RINs compliance for 2016 and future years, for costs which could be material and may have a material adverse impact on our business, financial condition and results of operations. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2016:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2016	1,388	$14.89	—	—
August 1 - August 31, 2016	1,089	16.57	—	—
September 1 - September 30, 2016	2,769	12.39	—	—
Total	5,246	$13.92	—	—
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

2.10
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

4.11
Backstop Convertible Note Commitment dated as of June 14, 2016, among Par Pacific Holdings, Inc., Highbridge International LLC, Highbridge Tactical Credit & Convertibles Master Fund, L.P. and funds managed on behalf of Whitebox Advisors, LLC. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 15, 2016.

4.12
Seventh Amendment, Consent and Waiver to Delayed Draw Term Loan and Bridge Credit Agreement, dated as of June 15, 2016. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2016.

4.13
Registration Rights Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc. and the purchasers party thereto. Incorporated by Reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2016.

4.14	First Amendment to Registration Rights Agreement dated as of September 27, 2016, by and among Par Pacific Holdings, Inc. and the holders party thereto.*

4.15	Second Amendment to Registration Rights Agreement dated as of September 30, 2016, by and among Par Pacific Holdings, Inc. and the holders party thereto.*

4.16	Third Amendment to Registration Rights Agreement dated as of October 7, 2016, by and among Par Pacific Holdings, Inc. and the holders party thereto.*

4.17	Fourth Amendment to Registration Rights Agreement dated as of October 14, 2016, by and among Par Pacific Holdings, Inc. and the holders party thereto.*

4.18	Fifth Amendment to Registration Rights Agreement dated as of October 21, 2016, by and among Par Pacific Holdings, Inc. and the holders party thereto.*

4.19	Sixth Amendment to Registration Rights Agreement dated as of October 28, 2016 by and among Par Pacific Holdings, Inc. and the holders party thereto. *

4.20	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.+

10.1
Credit Agreement dated as of July 14, 2016, by and among Par Wyoming Holdings, LLC, the lenders party thereto, and Chambers Energy Management, LP, as agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.2
Third Amended and Restated Loan Agreement dated as of April 30, 2015, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.3
First Amendment to Third Amended and Restated Loan Agreement dated as of March 31, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.4
Second Amendment to Third Amended and Restated Loan Agreement dated as of May 25, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.5
Third Amendment to Third Amended and Restated Loan Agreement dated as of July 14, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.6
Fourth Amendment to Third Amended and Restated Loan Agreement dated as of July 14, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.7
Note Purchase Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc. and the purchasers named therein. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 15, 2016. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.8	Form of Convertible Subordinated Bridge Note. Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.9
First Amendment to Seventh Amendment, Consent and Waiver to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc., the Guarantors party thereto and the Term Lenders party thereto. Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 15, 2016.

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

Date: November 4, 2016