Form 10-K
period 2016-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2017-03-07
CIK 821483

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
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $307,874,506 based on the closing sales price of the common stock on the NYSE MKT as of June 30, 2016. As of February 24, 2017, 45,538,261 shares of registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Documents Incorporated By Reference
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant's definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

i

Glossary of Selected Industry Terms
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10- K have the following meanings:

barrel or bbl	A common unit of measure in the oil industry, which equates to 42 gallons.
blendstocks
Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate or butane, among others.

Brent	A light, sweet North Sea crude oil, characterized by an API gravity of 38 degrees and a sulfur content of approximately 0.4% by weight that is used as a benchmark for other crude oils.
cardlock	Automated unattended fueling sites that are open all day and are designed for commercial fleet vehicles.
catalyst	A substance that alters, accelerates or instigates chemical changes, but is not produced as a product of the refining process.
CO2	Carbon dioxide.
condensate	Light hydrocarbons which are in gas form underground, but are a liquid at normal temperatures and pressure.
crack spread
A simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference the 4-1-2-1 crack spread, which is a general industry standard that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce one barrel of gasoline, two barrels of distillate (jet fuel and diesel) and one barrel of fuel oil.

distillates	Refers primarily to diesel, heating oil, kerosene and jet fuel.
ethanol
A clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

feedstocks	Crude oil and partially refined petroleum products that are processed and blended into refined products.
GHG	Greenhouse gas.
jobber	A petroleum marketer.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
MMcf	Million cubic feet of natural gas.
MMcfd	Million cubic feet per day.
MMcfe	Million cubic feet equivalent which is determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil.
MMbtu	Million British thermal units.
MW	Megawatt.
NGL	Natural gas liquid.
NOx	Nitrogen oxides.
refined products	Petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
throughput	The volume processed through a unit or refinery.
turnaround
A periodically required standard procedure to inspect, refurbish, repair and maintain a refinery. This process involves the shutdown and inspection of major processing units and typically occurs every three to five years.

single-point mooring	Also known as a single buoy mooring, refers to a loading buoy that is anchored offshore and serves as an interconnect for tankers loading or offloading crude oil and refined products.
SO2	Sulfur dioxide.
WTI
West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by an API gravity between 38 degrees and 40 degrees and a sulfur content of approximately 0.3% by weight that is used as a benchmark for other crude oils.

yield	The percentage of refined products that is produced from crude oil and other feedstocks, net of fuel used as energy.

ii

PART I

Item  1. BUSINESS

OVERVIEW
Par Pacific Holdings, Inc., based in Houston, Texas, owns, manages and maintains interests in energy and infrastructure businesses. Our strategy is to identify, acquire and operate energy and infrastructure companies with attractive competitive positions. We were created through the successful reorganization of Delta Petroleum Corporation ("Delta") in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. We changed our name from Par Petroleum Corporation to Par Pacific Holdings, Inc. effective October 20, 2015.
Our business is organized into three primary operating segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ultra-low sulfur diesel, jet fuel and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel and retail merchandise throughout the islands of Oahu, Maui, Hawaii and Kauai. Our retail network includes Hele, Tesoro and "76" branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven and other sites operated by third parties. We recently completed the rebranding of 32 out of 90 fueling stations in Hawaii to Hele, a new proprietary brand.
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM") and trucking operations to distribute refined products throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii, Molokai and Kauai. We own and operate a crude oil pipeline gathering system and related storage facilities in Wyoming and a refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota. Our Wyoming operations include storage, loading racks and a rail siding at the refinery site. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
We own an equity investment in Laramie Energy, LLC ("Laramie Energy," formerly known as Piceance Energy, LLC), a joint venture entity focused on producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado. On December 17, 2015, we entered into an equity commitment letter with Laramie Energy, pursuant to which we agreed to purchase certain membership interests of Laramie Energy for an aggregate cash purchase price of $55.0 million, subject to certain financing commitments by various lenders and additional equity investors, in connection with the closing of a purchase and sale agreement whereby Laramie Energy agreed to acquire certain properties in the Piceance Basin for $157.5 million, subject to customary purchase price adjustments. The transaction closed on March 1, 2016, and, upon the closing of the transaction, Laramie Energy assumed ownership and operatorship of the purchased properties and our ownership interest in Laramie Energy increased from 32.4% to 42.3%.
The refining, retail and logistics segments were established through the acquisition of Par Hawaii Refining, LLC ("PHR," formerly Hawaii Independent Energy, LLC) from Tesoro Corporation ("Tesoro") on September 25, 2013 for approximately $75 million in cash, plus net working capital and inventories, certain contingent earn-out payments of up to $40 million and the funding of certain start-up expenses and overhaul costs prior to closing. During 2014, we successfully completed the integration of PHR, terminated a transition services agreement with Tesoro and greatly reduced our reliance on third-party service providers in operating our business. The contingent earn-out payments are calculated annually for each of the years ended 2014, 2015 and 2016 with an annual cap of $20 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out payments.
On April 1, 2015, we completed the acquisition of Par Hawaii, Inc. ("PHI," formerly Koko’oha Investments, Inc.), a Hawaii corporation that owns 100% of the outstanding membership interests of Mid Pac Petroleum, LLC (“Mid Pac”), for cash consideration of approximately $74.4 million and the assumption of $45.3 million of debt. The results of operations of Mid Pac are included in our segments effective April 1, 2015. In conjunction with the acquisition, we also obtained the exclusive rights to the "76" brand in Hawaii through 2024.
On June 14, 2016, we entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining” or "WRC") (the "WRC Acquisition"). Wyoming Refining owns and operates an 18 thousand barrels per day refinery and related logistics assets in Newcastle, Wyoming. We completed the WRC Acquisition on July 14, 2016, for cash consideration of $209.4 million, including a deposit of $5.0 million paid in June 2016 and assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million. The results of operations of Wyoming Refining are included in our refining and logistics segments effective July 14, 2016.
In addition to the three operating segments described above, we have two additional reportable segments: (i) Texadian and (ii) Corporate and Other. Texadian focuses on sourcing, marketing, transporting and distributing crude oil and refined products in the U.S. and Canada. Corporate and Other includes administrative costs and several small non-operated oil and gas interests that were owned by our predecessor. Please read Note 19—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Corporate Information
Our common stock is listed and trades on the NYSE MKT under the ticker symbol “PARR.” Our principal executive office is located at 800 Gessner Road, Suite 875, Houston, Texas 77024 and our telephone number is (281) 899-4800. Throughout this Annual Report on Form 10-K, the terms “Par,” “the Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.
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
OPERATING SEGMENTS
Refining
Our refining segment buys and refines crude oil and other feedstocks into petroleum products (such as gasoline and distillates) at our Hawaii and Wyoming refineries.
Hawaii Refinery
Our Hawaii refinery is located in Kapolei, Hawaii, on the island of Oahu on approximately 130 fee-owned acres about 20 miles west of Honolulu and is rated at 94 thousand barrels per day throughput. We source our crude oil for the Hawaii refinery from North America, South America, Southeast Asia, the Middle East, Russia and other sources. The Hawaii refinery's major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, naphtha hydrotreating and reforming units, which produce ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, LSFO and other associated refined products. We believe the configuration of our Hawaii refinery uniquely meets the demands of the Hawaii market.
Crude oil is transported to Hawaii in tankers then discharged through our SPM. Our three underwater pipelines from the SPM allow crude oil and refined products to be transferred to and from the Hawaii refinery.
Crude oil is received into the Hawaii refinery tank farm, which includes 2.4 million barrels of total crude oil storage. Following crude oil receipt, we process the crude oil through the various refining units into products and store them in the Hawaii refinery’s 2.5 million barrels of refined product tankage. The Hawaii refinery storage capacity allows us to manage the various product requirements of the state of Hawaii.
We have Supply and Offtake Agreements with J. Aron & Company ("J. Aron") that allows us to finance our Hawaii refinery hydrocarbon inventories. Under the Supply and Offtake Agreements, J. Aron holds title to all crude oil and refined product stored in tankage at the Hawaii refinery. We purchase crude oil from J. Aron on a daily basis at market prices and sell refined products to J. Aron as they are produced. We repurchase these refined products from J. Aron prior to selling them to third parties.

Set forth below are summaries of the capacity of our Hawaii refinery:

Hawaii Refining Unit	Capacity (Mbpd)
Crude Unit	94
Vacuum Distillation Unit	40
Hydrocracker	18
Catalytic Reformer	13
Visbreaker	11
Naphtha Hydrotreater	13

Hawaii Refining Unit	Capacity
Hydrogen Plant (MMcfd)	18
Co-generation Turbine Unit (MW)	20
The Hawaii refinery operated at an average throughput of 70.2 thousand barrels per day, or 75% utilization, for the year ended December 31, 2016. Below is a summary of our throughput percentage by type of crude oil and the product yield percentage for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

Feedstocks throughput (Mbpd)	70.2	77.3	68.2
Source of crude oil:
North America	41.7%	47.7%	48.8%
Asia	30.0%	33.0%	1.3%
Africa	13.7%	8.3%	3.7%
Latin America	3.9%	8.0%	23.4%
Middle East	10.7%	2.1%	22.8%
Europe	—%	0.9%	—%
Total	100.0%	100.0%	100.0%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	26.8%	26.2%	24.5%
Distillates	44.7%	44.1%	38.9%
Fuel oils	20.1%	22.0%	30.7%
Other products	4.8%	4.7%	2.9%
Total yield	96.4%	97.0%	97.0%
Our Hawaii refining business sells refined products through our logistics network to wholesale and bulk customers and to our retail business in Hawaii. Wholesale customers include jobbers and other non-end users, as well as 37 fueling stations where operations and consumer pricing are controlled by third parties. Bulk customers include utilities, military bases, marine vessels, industrial end-users and exports.
The profitability of our Hawaii refining business is heavily influenced by crack spreads in both the Singapore and U.S. West Coast markets. These markets reflect the closest, liquid market alternatives to source refined products for Hawaii. We believe the Singapore 4-1-2-1 and Mid Pacific 4-1-2-1 crack spreads (or four barrels of Brent converted into one barrel of gasoline, two barrels of distillate (jet fuel and diesel) and one barrel of fuel oil) best reflect a market indicator for our Hawaii refining operations. During the course of 2016, both markets exhibited significant volatility with lows reached during the late second and early third quarters. The Singapore 4-1-2-1 crack spread averaged $3.74 per barrel during 2016 with a low of $2.46 per barrel in the second quarter and a high of $6.03 per barrel in the fourth quarter. The Mid Pacific 4-1-2-1 crack spread averaged $4.96 per barrel during 2016 with a low of $3.96 per barrel in the second quarter and a high of $7.00 per barrel in the fourth quarter.

Below is a summary of average crack spreads for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
4-1-2-1 Mid Pacific Crack Spread (1)	$4.96	$8.31	$7.16
4-1-2-1 Singapore Crack Spread	3.74	6.88	6.25
_______________________________________________________

(1)	Calculated using a ratio of 80% Singapore and 20% San Francisco indexes.
During a declining crude oil market, we tend to benefit from expanding crack spreads as our product portfolio pricing terms tend to lag our crude oil pricing terms ("pricing lag effect"). A significant portion of our contracts typically price at least one week in arrears and some of our utility customer contracts have at least a one month lag in the pricing terms. During the fourth quarter of 2015, we began economically hedging the pricing lag effect.
Wyoming Refinery
Our Wyoming refinery is located in Newcastle, Wyoming, and is rated at 18 thousand barrels per day throughput. We source our crude oil for this refinery from North America. The Wyoming refinery's major processing units include crude distillation, catalytic cracker, naphtha hydrotreating and reforming units, which produce gasoline, ultra-low sulfur diesel, jet fuel and other associated refined products.
Set forth below is a summary of the capacity of our Wyoming refinery:

Wyoming Refining Unit	Capacity (Mbpd)
Crude Unit	18
Residual Fluid Catalytic Cracker	7
Catalytic Reformer	3
Alkylation	1
Naphtha Hydrotreater	3
Diesel Hydrotreater	6
Isomerization	4
The Wyoming refinery operated at an average throughput of 15.8 thousand barrels per day, or 88% utilization, for the period from July 14, 2016 to December 31, 2016. Below is a summary of our product yield percentage for the period from July 14, 2016 to December 31, 2016:

Yield (% of total throughput):
Gasoline and gasoline blendstocks	56.0%
Distillate	39.3%
Fuel oil	1.9%
Other products	1.0%
Total yield	98.2%

Our Wyoming refining business sells refined products through our logistics network to wholesale, bulk and retail customers primarily in the Rapid City, South Dakota, area.
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillate (ultra-low sulfur diesel) as created from three barrels of West Texas Intermediate Crude. Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado. The Wyoming 3-2-1 Index averaged $16.27 per barrel during the period from July 14, 2016 to December 31, 2016.

Competition
All facets of the energy industry are highly competitive. Our competitors include major integrated, national and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions.
Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our Hawaii refinery, through our facility with J. Aron, has access to a large variety of markets for crude oil imports and product exports. Our Wyoming refinery sources its crude oil and feedstocks primarily from the Petroleum Administration for Defense District IV Rocky Mountain ("PADD IV") region of the United States. Please read “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Supply and Offtake Agreements” of this Form 10-K for further information.
Our refined product sales from our Hawaii refinery, outside the Hawaii market, typically target the Eastern Asia and U.S. West Coast markets. Our Wyoming refinery primarily sells refined products locally in the PADD IV region.
Retail
The retail segment includes 90 locations in Hawaii where we set the price to the retail consumer. Of these 90 locations, 37 are outlets operated by our personnel and include various sizes of kiosks, snack shops or convenience stores. The remaining 53 locations are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
We hold exclusive licenses within the state of Hawaii to utilize both the Tesoro and the “76” brands for retail locations. We recently completed the rebranding of 32 out of 90 fueling stations in Hawaii to Hele, a new proprietary brand. All of the manned locations (and one cardlock) are currently operated under one of those brands (see chart below). The term of the Tesoro license expires in September 2017, whereupon we anticipate rebranding additional fueling stations to the Hele brand. The “76” license agreement expires September 24, 2024, unless extended by mutual agreement.
The following table shows our owned and leased retail outlets by location and type:

Location and Channel of Trade	"76" Brand	Tesoro Brand	Hele Brand	Unbranded	Total
Oahu
Company operated	1	2	17	—	20
7-Eleven alliance	22	1	5	—	28
Fee operated	5	—	3	—	8
Cardlock	—	—	1	3	4
Oahu total	28	3	26	3	60
Big Island
Company operated	3	—	6	—	9
Fee operated	3	—	—	—	3
Big Island total	6	—	6	—	12
Maui
Company operated	2	3	—	—	5
Fee operated	2	—	—	—	2
Maui total	4	3	—	—	7
Kauai
Company operated	3	—	—	—	3
Cardlock	—	—	—	8	8
Kauai total	3	—	—	8	11
Total for all locations	41	6	32	11	90

Competition
Competitive factors that affect our retail performance include product price, station appearance, location, customer service and brand awareness. Our competitors include the Chevron, Shell, Texaco, Costco, Safeway and Sam's Club national brands, a regional brand Aloha and other local retailers.
Logistics
Our logistics segment generates revenues by charging fees for transporting crude oil to our refineries, delivering refined products to wholesale and bulk customers and to our retail business and storing crude oil and refined products. Substantially all of our revenues from our logistics segment represent intercompany transactions that are eliminated in consolidation.

Hawaii Logistics

Our logistics network extends throughout the state of Hawaii. On Oahu, the system begins with our SPM located 1.7 miles offshore of our Hawaii refinery. This SPM allows for the safe, reliable and efficient receipt of crude oil shipments to the Hawaii refinery, as well as both the receipt and export of finished products. Connecting the SPM to the Hawaii refinery are three undersea pipelines: a 30-inch line for crude oil, a 20-inch line and a 16-inch line, both for the import or export of refined products. From the Hawaii refinery gate, we distribute refined products through our logistics network throughout the island of Oahu, as well as the neighboring islands of Maui, Hawaii, Molokai and Kauai and for export to the U.S. West Coast and Asia.

The Oahu logistics network includes a 27-mile wholly owned and operated pipeline network that transports refined products from our Hawaii refinery to delivery locations. The majority of our Oahu refined product volumes are distributed through the Honolulu Products Pipeline to (i) our leased and operated Sand Island terminal, (ii) the Honolulu International Airport, (iii) interconnections to Navy and Air Force fuel facilities and (iv) a third-party terminal in Honolulu Harbor. In addition to the Honolulu Products Pipeline, we own four proprietary pipelines connecting our Hawaii refinery to Kalaeloa Barbers Point Harbor, approximately three miles from the Hawaii refinery. The four pipelines deliver refined products to barges for distribution to the neighboring islands or export, as well as interconnecting with the other local Hawaii refinery, the local utility pipeline and storage network and another third-party terminal on the west side of Oahu. The Oahu pipeline network is generally configured to be bidirectional, allowing for both delivery and receipt of products.
Our terminal facilities on Oahu include our Sand Island facility that comprises two tanks with a total capacity of 30 thousand barrels, as well as contractual rights to utilize strategically located third-party facilities both near the Hawaii refinery and at Honolulu Harbor near downtown.
We also operate a proprietary trucking business on Oahu to distribute gasoline and road diesel to the final point of sale.
Our logistics network for the neighboring islands consists of leased barge equipment and refined product tankage and proprietary trucking operations on the islands of Maui, Hawaii, Molokai and Kauai. Specifically, we charter two barges to serve our neighbor island markets. This includes the Nale with 86 thousand barrels of capacity and the Ne’ena with 50 thousand barrels of capacity. In addition to neighbor island deliveries, the Ne’ena is utilized to service our bunker fuel customers, such as passenger cruise ships and container vessels. We also lease the barge Capella primarily for the import of ethanol from the U.S. West Coast with periodic backhauls of refined products for sale in the Pacific Northwest.
The barges deliver to and product is dispensed from a neighbor island network of eight petroleum terminals with total capacity of 301 thousand barrels.
Wyoming Logistics
Our Wyoming logistics network includes a 140-mile crude oil pipeline gathering system that provides us access to crude oil from the Powder River Basin. Our Wyoming logistics network also includes a 40-mile refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota.
The logistics network in Wyoming includes storage, loading racks and a rail siding at the refinery site. Our crude oil and refined product tanks at the Wyoming refinery have a total capacity of 470 thousand barrels. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
Hawaii Market
The Hawaii economy continues to grow. The Hawaii State Department of Business, Economic Development and Tourism (“DBEDT”) reported a population increase of 2% from 2014 to 2016. Real personal income is projected by DBEDT to grow by 3% in 2017. The number of visitors increased by 7% from 2014 to 2016 and continued growth is forecasted.

Demand for jet fuel is somewhat higher in Hawaii during the winter months than during the summer months as tourism increases. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.
Wyoming and South Dakota Markets
The primary market for our Wyoming refining products is the Pennington County, South Dakota, area which includes Rapid City.  According to the U.S. Census Bureau, the population in Pennington County increased by an annual rate of 8% from 2010 to 2015.  Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season.  The local economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and healthcare spending. Historically, the unemployment rate in Pennington County has remained significantly below the national rate.  We also distribute refined products to customers in central and northeastern Wyoming.  The economy in Wyoming is sensitive to demand for Powder River Basin coal and other locally-produced commodities.
OTHER OPERATIONS
Laramie Energy
We own an equity investment in Laramie Energy as a result of the contribution of certain natural gas and oil interests to a partnership with Laramie Energy II, LLC ("Laramie") in conjunction with our corporate reorganization in August 2012 and cash contributions made in 2015 and 2016.
Laramie Energy's operations and assets are located in Garfield, Mesa and Rio Blanco Counties, Colorado. On March 1, 2016, Laramie Energy acquired certain properties in the Piceance Basin for $157.5 million. The acquired properties consist of approximately 249 billion cubic feet equivalent of proved developed producing reserves as of December 31, 2016, more than 53,000 net operated acres and more than 18,000 net non-operated acres. The acquired and existing properties produce primarily from the Mesaverde Formation and, to a lesser extent, the Mancos Formation. The majority of the acquired acreage is adjacent to Laramie Energy's existing assets.
As of December 31, 2016, the estimated proved reserves of Laramie Energy and the estimated proved reserves we own indirectly through Laramie Energy are the following:

	Natural Gas (MMcf)	Oil (Mbbls)	NGLs (Mbbls)	Total (MMcfe) (1)
Laramie Energy:
Proved developed	377,069	1,219	10,281	446,069
Proved undeveloped	393,399	1,202	11,046	466,884
Total	770,468	2,421	21,327	912,953

Company's share of Laramie Energy;
Proved developed	159,500	516	4,349	188,690
Proved undeveloped	166,408	508	4,672	197,488
Total	325,908	1,024	9,021	386,178
________________________________________________

(1)	MMcfe is computed using a ratio of 6 Mcf of natural gas to 1 barrel of oil or NGL.
For more information regarding our proved undeveloped reserves, please read "Item 2. — Properties — Reserves — Proved Undeveloped Reserves" of this Form 10-K.

The following table presents the estimated future net cash flows related to proved developed producing, proved developed non-producing and proved undeveloped reserves that we own indirectly through Laramie Energy as of December 31, 2016 (in thousands):

	Proved Developed Producing	Proved Developed Non-producing	Proved Undeveloped	Total (1)
Estimated future undiscounted net cash flows	$173,653	$2,523	$141,228	$317,404
Standardized measure of discounted future net cash flows	107,812	239	34,842	142,893

________________________________________________

(1)
Prices are based on the historical first-day-of-the-month twelve-month average posted price depending on the area. These prices are adjusted for quality, energy content, regional price differentials and transportation fees. All prices are held constant throughout the lives of the properties. The average adjusted product prices are $38.73 per barrel of crude oil, $14.49 per barrel of natural gas liquids and $2.41 per Mcf of natural gas.

Reconciliation of Standardized Measure to PV-10
PV-10 is the estimated present value of the future net revenues calculated based on our estimated proved reserves before income taxes discounted using a 10% discount rate. PV-10 is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. This measure should not be considered a substitute for, or superior to, measures prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our natural gas and oil properties to other companies and that PV-10 is widely used by securities analysts and investors when evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. PV-10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.
The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 at December 31, 2016 (in thousands):

Company's Share of Laramie Energy
Standardized measure of discounted future net cash flows	$142,893
Present value of future income taxes discounted at 10% (1)	—
PV-10	$142,893
________________________________________________

(1)
There is no present value of future income taxes as we believe we have sufficient net operating loss carryforwards to offset any income. Please read Note 18—Income Taxes to our consolidated financial statements under Item 8 of this Form 10-K for further information.

For more information on our natural gas and oil operations, please read “Item 2. — Properties” of this Form 10-K.
Other non-operated oil and gas interests
We own other non-operated positions in producing and non-producing natural gas and oil interests and undeveloped leasehold interests and related assets in Colorado and New Mexico. As of December 31, 2016, our estimated proved reserves related to other non-operated natural gas and oil interests of 420 MMcfe represented less than 1% of our total proved reserves owned indirectly through Laramie Energy of 386,178 MMcfe. Please read Note 22—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K for further information on our proved reserves related to other non-operated natural gas and oil interests.
Through our non-operated working interests, we have natural gas and oil leases with governmental entities and other third parties who enter into natural gas and oil leases or assignments with us in the regular course of our business.

Competition
The natural gas and oil business is highly competitive. The principal markets for natural gas and oil are refineries and transmission companies that have facilities near Laramie Energy's producing properties. Natural gas and oil produced from Laramie Energy's wells are normally sold to various purchasers. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas. Crude oil is picked up and transported by the purchaser from the wellhead. In some instances, Laramie Energy is charged a fee for the cost of transporting the crude oil, which is deducted from or accounted for in the price paid for the crude oil.
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
Texadian is a commodity-driven business with numerous industry participants. Our competitors include terminal companies, major integrated oil and gas companies and their affiliates, wholesalers and independent marketers. Our success is dependent on pricing and margins dictated by the global supply and demand of commodities. As of December 31, 2016, Texadian has ceased its business operations other than maintaining its fleet of railcars and its historical shipper status.
BANKRUPTCY AND PLAN OF REORGANIZATION
Background and Plan Approval
In 2011 and 2012, Delta and its subsidiaries ("Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). In March 2012, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie as the sponsor of a plan of reorganization (“Plan”). In June 2012, Delta entered into a contribution agreement (“Contribution Agreement”) with a new joint venture formed by Delta, Laramie and Laramie Energy to effect the transactions contemplated by the Plan. On August 31, 2012 ("Emergence Date"), Delta emerged from bankruptcy, amended and restated its certificate of incorporation and bylaws, changed its name to Par Petroleum Corporation and contributed the majority of its natural gas and oil properties to Laramie Energy.
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
Through December 31, 2013, the General Trust released approximately $5.2 million to us, which was available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. No funds were released during the years ended December 31, 2016, 2015 and 2014.

Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. On the Emergence Date, 112 claims totaling approximately $73.7 million had been filed in the bankruptcy. Pursuant to the Plan, between the Emergence Date and December 31, 2013, the Recovery Trustee settled 84 claims with an aggregate face amount of $33.5 million for approximately $5.7 million in cash and 228,735 shares of common stock. Pursuant to the Plan, during the year ended December 31, 2014, the Recovery Trustee settled one additional claim with an aggregate face amount of $3.7 million for approximately 146 thousand shares of common stock. Pursuant to the Plan, during the year ended December 31, 2015, the Recovery Trustee settled one additional claim with an aggregate face amount of approximately $31 thousand for 1,674 shares of common stock. Pursuant to the Plan, during the year ended December 31, 2016, the Recovery Trustee settled six additional claims for aggregate consideration of approximately $0.7 million.
As of December 31, 2016, two related claims totaling approximately $22.4 million remained to be resolved by the Recovery Trustee. One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing stock to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, only owned an approximate 3.4% aggregate working interest in the unit.
              The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. We have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at December 31, 2016. Please read “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies – Bankruptcy Matters” of this Form 10-K for further information.
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
Climate Change and Regulation of Greenhouse Gases
According to certain scientific studies, emissions of CO2, methane, nitrous oxide and other gases commonly known as GHG may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act ("CAA") definition of an “air pollutant”. In response, the EPA promulgated an endangerment finding, paving the way for regulation of GHG emissions under the CAA. The EPA has now begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the CAA regulations and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions. As currently written and based on current company operations, however, our natural gas and oil exploration and production activities and our existing refining activities are not subject to federal GHG permitting requirements.
Furthermore, the EPA is currently developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations and liquidity. We believe the change of Administration, however, makes it unlikely that such additional GHG requirements will be finalized in the near term.
The EPA has also promulgated rules requiring large sources to report their GHG emissions. Reports are being made in connection with our refining business. Sources subject to these reporting requirements also include on and offshore petroleum and natural gas production and onshore natural gas processing and distribution facilities that emit 25,000 metric tons or more of CO2 equivalent per year in aggregate emissions from all site sources. To date, our natural gas and oil exploration and production activities are not subject to GHG reporting requirements.
In 2007, the state of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The final version of the state’s GHG rules included an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The Hawaii refinery’s capacity to further reduce fuel use and GHG emissions is limited. Since Hawaii’s GHG emissions have already been reduced below 2010 levels and are projected to be less than the 1990 levels by 2020, we anticipate the Hawaii refinery will be able to demonstrate that no further reductions are required to meet the statewide goal. Any reductions imposed by the 16% facility-specific mandate would not be cost-effective and therefore should not be required. Additionally, the regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Regulation of GHG emissions is new and highly controversial. Further regulatory, legislative and judicial developments are likely to occur in the future. Such developments may affect how these GHG initiatives will impact us. They may also impact the use of and demand for petroleum products, which could impact our business. Further, apart from these developments, tort claims alleging property damage against GHG emissions sources may be asserted. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.
National Ambient Air Quality Standards
Over the past several years the EPA has adopted a number of new and more stringent National Ambient Air Quality Standards ("NAAQS"). Specifically new NOX and SO2 standards were set in 2010 and a new particulate matter standard was set in 2012. States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules that will (over time) improve the air quality so that it will be “In Attainment” with the existing and new NAAQS. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refinery is located, has met even the most recent NAAQS and the Hawaii refinery itself has not been required to install new controls as result of local rules. Even so, NAAQS could and to a degree have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel, potentially diesel or LNG before reaching its renewable goals. On October 1, 2015, the EPA adopted rules that would substantially tighten the NAAQS for ground-level ozone. This rule will cause many areas of the country to fall out of attainment and for the affected states to require additional controls and limits on combustion emissions and emissions of volatile organic compounds. We do not currently anticipate that the more stringent NAAQS will impact our Hawaii or Wyoming operations.
Regulation of Industrial Customer Base through Mercury Air Toxics Standard
Additional federal regulation of Hawaii-based power plants will likely have an impact on our Hawaii refinery because a portion of its production capacity and product mix has historically been dedicated to supplying industrial fuel oil for the islands’ public utilities. On February 16, 2012, the EPA published National Emission Standards for Hazardous Air Pollutants ("NESHAPS") for existing fossil-fuel-fired Electrical Utility Steam Generating Units ("EGU’s") (under 40 CFR 63 Subpart UUUUU). The regulation, known more commonly as the Mercury Air Toxics Standard ("MATS") was originally focused on limiting the amount of mercury and acid gas from the nation’s coal-fired power plants. However, the regulation extends to oil-fired power plants as well. While our Hawaii refinery can be tuned, operated and modified to respond to a shift in customer fuel specifications and additional demand for distillates, an ongoing surplus of residual fuels (produced by both Hawaii-based refineries) will likely put pressure on margins and necessitate alternative marketing and distribution strategies.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36.0 billion gallons by 2022. In the near term, we, like many other refiners, plan to satisfy the RSF2 requirement primarily by blending denatured ethanol fuel into gasoline. Since the RFS2 is applicable to diesel fuel as well as gasoline and since we did not blend in any biodiesel in 2014, we satisfied our overall RFS obligation through the acquisition of renewable credits referred to as Renewable Identification Numbering System ("RINS"). The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels and RINS.
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
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, provided refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. PHR submitted its application to the EPA for small volume refinery status on December 30, 2014 and the EPA approved the application on September 9, 2015. However, PHR exceeded the 75 thousand barrel average aggregate daily crude oil throughput limit for small volume refineries in 2015 and was therefore disqualified from small volume refinery effective as of June 21, 2016. PHR is required to comply with Tier 3 gasoline standards within 30 months of this date. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refinery and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization ("IMO") standards and deadline. The more stringent standards apply universally to both U.S. and foreign flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area ("ECA"). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refinery is capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refinery remains in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
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
Oil Pollution Act
The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of crude oil spills and liability for damages resulting from such spills in U.S. waters. A “responsible party” includes the owner or operator of a facility or vessel or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for crude oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.
The OPA establishes a liability limit for onshore facilities of $633.85 million and for offshore facilities of all removal costs plus $133.65 million and lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. The amount of financial responsibility required depends upon a variety of factors including the type of facility or vessel, its size, storage capacity, throughput, proximity to sensitive areas, type of oil handled, history of discharges and other factors. Failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. The federal Bureau of Ocean Energy Management (“BOEM”) has proposed to increase the OPA liability limit for offshore facilities. Further, the U.S. Congress has considered legislation that could increase our obligations and potential liability under the OPA, including by eliminating the current cap on liability for damages and increasing minimum levels of financial responsibility. It is uncertain whether, and in what form, such legislation may ultimately be adopted. We are not aware of the occurrence of any action or event that would subject us to liability under OPA and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.
Discharges
The Clean Water Act (“CWA”) regulates the discharge of pollutants to waters of the U.S., including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention, Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. We are required to prepare and comply with such plans and to obtain and comply with discharge permits. We believe we are in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on us. The CWA also prohibits spills of oil and hazardous substances to waters of the U.S. in excess of levels set by regulations and imposes liability in the event of a spill.
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
Hydraulic Fracturing
Our and Laramie Energy's exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Citing concerns over the potential for hydraulic fracturing to impact drinking water, human health and the environment and in response to a congressional directive, the EPA has commissioned a study to identify potential risks associated with hydraulic fracturing. In June 2015, the EPA released for public comment and peer review, a draft assessment of the potential impacts of hydraulic fracturing on drinking water resources. Additionally, the draft generated substantial public comment and the EPA’s Science Advisory Board scheduled public meetings and teleconferences through at least March 2016 to receive comment on the study. The study was intended to improve scientific understanding to guide the EPA’s regulatory oversight, guidance and, where appropriate, rulemaking related to hydraulic fracturing. The EPA study was released in December 2016 and it concluded that hydraulic fracturing activities can impact drinking water under certain circumstances, a conclusion that may lead to additional regulation. Some states and localities now regulate the utilization of hydraulic fracturing and other states and localities are in the process of developing, or are considering development of, such rules. In some states, courts are in the process of determining whether local bans or other regulation of oil and gas exploration and production activity are preempted by statewide regulatory programs. A state ballot initiative was introduced in Colorado to amend the state constitution to give local governments control over oil and natural gas drilling in their areas, but the ballot initiative failed. Additionally, the Colorado Supreme Court ruled in May 2016 that local governments in that state lacked authority to ban hydraulic fracturing. Given the results of the EPA study and other developments related to hydraulic fracturing, however, our and Laramie Energy's drilling activities could be subjected to new or enhanced federal, state and/or local regulatory requirements governing hydraulic fracturing, including requirements that would restrict the areas in which we are able to operate.
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
With respect to our and Laramie Energy's exploration and production activities, the EPA has finalized new rules to limit air emissions from many hydraulically fractured natural gas wells. These regulations require use of equipment to capture gases that come from such wells during the drilling process (so-called green completions). Other new requirements, many effective in 2013, involved tighter standards for emissions associated with natural gas production, storage and transport. In June 2016, the EPA published final rules to address methane emissions of new oil and gas wells and in November 2016, the BLM published new rules to limit flaring on public and tribal lands. While these new requirements increased the cost of natural gas production, neither we nor Laramie Energy were affected any differently than other producers of natural gas.
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
Environmental Agreement
On September 25, 2013 (the “Closing Date”), Par Petroleum, LLC (formerly known as Hawaii Pacific Energy; a wholly owned subsidiary of Par created for purposes of acquiring PHR), Tesoro and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR as follows:
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice ("DOJ") and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing and the parties continue to work together to address the EPA's requirements. This work subjects us to risks associated with engineering, procurement and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.

We estimate the cost of compliance with the Consent Decree to be approximately $30.0 million. However, Tesoro is responsible under the Environmental Agreement to reimburse PHR for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the Closing Date. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. As of December 31, 2016, Tesoro has reimbursed us for $6.3 million of the total capital expenditures of $9.6 million incurred in 2016 in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree are presented within Capital expenditures on our consolidated statement of cash flows for the year ended December 31, 2016. Please read Note 14—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Indemnification
In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties and covenants in the Environment Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of, or relating to, releases of hazardous materials that occurred prior to the Closing Date, any fine, penalty or other cost assessed by a governmental authority in connection with violations of environmental laws by us prior to the Closing Date, certain groundwater remediation work, the replacement of underground storage tanks located at certain retail assets, fines or penalties imposed on us by the Consent Decree related to acts or omissions of Tesoro prior to the Closing Date and related to the Pearl City Superfund Site.
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
Natural gas continues to supply a significant portion of North America’s energy needs and we believe the importance of natural gas in meeting this energy need will continue, although natural gas supply and demand fundamentals have resulted in extremely volatile natural gas prices, which is expected to continue.
On August 8, 2005, the Energy Policy Act of 2005 (“2005 EPA”) was signed into law. This comprehensive act contains many provisions that will encourage natural gas and oil exploration and development in the U.S. The 2005 EPA directs the FERC, BOEM and other federal agencies to issue regulations that will further the goals set out in the 2005 EPA. The 2005 EPA amends the NGA to make it unlawful for “any entity”, including otherwise non-jurisdictional producers such as us, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas.
In 2007, the FERC issued a final rule on annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMbtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers are now required to report, on May 1 of each year beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. The monitoring and reporting required by these rules have increased our administrative costs. We do not anticipate that we will be affected any differently than other producers of natural gas.
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
On January 19, 2011, the U.S. Department of the Interior announced that it would divide offshore oil and gas responsibilities among three separate agencies, with the reorganization to be completed in 2011. The Department of the Interior first created the Office of Natural Resources Revenue to manage revenue collection on October 1, 2010. Effective October 1, 2011, the remaining functions of BOEMRE were split into two federal bureaus, the BOEM, which handles offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, NEPA analysis and environmental studies and the BSEE, which is responsible for the safety and enforcement functions of offshore oil and gas operations, including the development and enforcement of safety and environmental regulations, permitting of offshore exploration, development and production activities, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. Consequently, after October 1, 2011, we are required to interact with two federal bureaus to obtain approval of our exploration and development plans and issuance of drilling permits, which may result in added plan approval or drilling permit delays. Our federal oil and natural gas leases are awarded based on competitive bidding and contain relatively standardized terms. These leases require compliance with detailed BOEMRE regulations and orders that are subject to interpretation and change by the BOEM or BSEE. The BOEMRE has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities, structures and pipelines and the BOEM or the BSEE may in the future amend these regulations.
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
The CFTC’s final rules may also have an impact on our hedging counterparties. For example, our bank counterparties may be required to post collateral and assume compliance burdens resulting in additional costs. We expect that much of the increased costs could be passed on to us, thereby decreasing the relative effectiveness of our hedges and our profitability. To the extent we incur increased costs or are required to post collateral, there could be a corresponding decrease in amounts available for our capital investment program.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For the year ended December 31, 2016, no single customer accounted for 10% or more of our revenues.
EMPLOYEES
At December 31, 2016, we employed 863 people, 141 of whom are nonexempt employees at the Hawaii refinery who are represented by the United Steelworkers Union ("USW"). Our previous collective bargaining agreement with the union expired in January 2015.  On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, a claim against us was brought to the United States National Labor Relations Board ("NLRB") alleging a refusal to bargain collectively and in good faith. Notwithstanding the pending claim before the NLRB, we consider our relations with our represented and non-represented employees to be satisfactory.
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
The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. — Risk Factors”, “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1A. RISK FACTORS
Our businesses involve a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10-K, actually occurs, our business, prospects, financial condition, results of operations or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.
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
The volatility of crude oil prices and refined product prices and changes in the demand for such products may have a material adverse effect on our cash flow and results of operations.
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
In addition, we purchase our refinery feedstocks before manufacturing and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the manufactured refined products from these feedstocks could have a significant impact on our financial results. We purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling these refined products could also have a material adverse effect on our business, financial condition and results of operations.
Our investment in Laramie Energy is impacted by changing commodity prices. Laramie Energy primarily sells natural gas and natural gas liquids, and adverse changes in those commodity prices would impact the value of our investment in Laramie Energy.
Instability in the global economic and political environment can lead to volatility in the cost and availability of crude oil and prices for refined products, which could adversely impact our results of operations.
Instability in the global economic and political environment can lead to volatility in the cost and availability of crude oil and in the price for refined products. This may place downward pressure on our results of operations. This is particularly true of developments in and relating to oil-producing countries, including terrorist activities, military conflicts, embargoes, internal instability or actions or reactions of the U.S. or foreign governments in anticipation of, or in response to, such developments.  Any such events may limit or disrupt markets, which could negatively impact our ability to access global crude oil commodity flows or sell our refined products.

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
The operation of refineries, pipelines and refined products terminals and the production of natural gas and oil is subject to increased risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. These events could occur in connection with the operation of our refineries, pipelines or refined products terminals, or third-party drilling and production activities in which we have a working interest or at third-party facilities that receive our wastes or by-products for treatment or disposal. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and have a material adverse effect on our business, results of operations or financial condition.
We operate in and adjacent to environmentally sensitive coastal waters where tanker, pipeline and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Operations by third-party drilling and production entities in which we have a working interest that are adjacent to navigable waters such as rivers and lakes are similarly subject to stringent regulations. Transportation and storage of crude oil and refined products over and adjacent to regulated waters involves increased risk subjecting us to the provisions of the OPA, and state laws in Hawaii and Colorado. Among other things, these laws require us and the owners of tankers that we charter to deliver crude oil to our Hawaii refinery to demonstrate in some situations the capacity to respond to a spill of up to one million barrels of oil from a tanker and up to 600 thousand barrels of oil from an above-ground storage tank adjacent to water, which we refer to as a “Worst Case Discharge,” to the maximum extent possible.
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
We operate, and have in the past operated, fueling stations with underground storage tanks in Hawaii used primarily for storing and dispensing refined fuels. In addition, some of our fueling stations have been owned by third parties whose operation of the stations was not under our control.
Federal and state regulations and legislation govern the storage tanks and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our fueling stations, may impact soil or groundwater and could result in fines or civil liability for us.

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
We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products to and from our Hawaii refinery.
Our Hawaii refinery receives its crude oil via tankers and transports refined products from Oahu to Hawaii, Maui, Molokai and Kauai via barge. In addition to environmental risks, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations.
The financial and operating results for our refineries in Hawaii and Wyoming, including the products they refine and distribute, can each be seasonal.
The operating results of each of our refineries, including the products they refine and sell, can be seasonal. Demand for gasoline in Wyoming and South Dakota is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. Wyoming Refining's financial and operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality. Conversely, the demand for the products the Hawaii refinery refines and sells, and the financial and operating results for the Hawaii refinery, are often strongest in first and fourth calendar quarters.
We rely upon certain critical information systems for the operation of our business and the failure of any critical information system, including a cyber security breach, may result in harm to our business.
We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refineries and our pipelines and terminals. Our retail business collects certain customer data, including credit card numbers, for business purposes. The integrity and protection of our customer, employee and company data is critical to our business.
Our information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber attacks and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software and intrusion detection systems, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our business, results of operations and financial condition. Finally, federal legislation relating to cyber security threats could impose additional requirements on our operations.
Through Laramie Energy, we are subject to all the risks of natural gas and oil exploration and production.
Through our investment in Laramie Energy and, to a lesser extent, through our other non-operated properties, we are exposed to all the risks inherent in natural gas and oil exploration and production, including the risks that:

•	we may not be able to replace production with new reserves;

•	exploration and development drilling may not result in commercially productive reserves;

•	title to properties in which we or Laramie Energy have interest may be impaired by title defects;

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
Our 42.3% ownership interest in Laramie Energy is a significant asset. However, the ability of Laramie Energy to make distributions to its owners, including us, is currently prohibited by the terms of the Laramie Energy Credit Facility.
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
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves as of December 31, 2016, included herein were prepared by independent reserve engineers in accordance with the rules of the SEC and are not intended to represent the fair market value of such reserves. As required by the SEC, the estimated discounted present value of future net cash flows from proved reserves is generally based on prices and costs on the date of the estimate, while actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor the SEC requires to be used to calculate discounted future net revenues for reporting purposes is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the natural gas and oil industry in general.
REGULATORY RISK
Meeting the requirements of evolving environmental, health and safety laws and regulations including those related to climate change could adversely affect our performance.
Consistent with the experience of other U.S. refineries, environmental laws and regulations have raised operating costs and may require significant capital investments at our refineries. We may be required to address conditions that may be discovered in the future and require a response. Potentially material expenditures could be required in the future as a result of evolving environmental, health and safety and energy laws, regulations or requirements that may be adopted or imposed in the future, as well as work that is ongoing related to the Consent Decree. Future developments in federal and state laws and regulations governing environmental, health and safety and energy matters are especially difficult to predict.
Currently, multiple legislative and regulatory measures to address GHG emissions (including CO2, methane and nitrous oxides) are in various phases of consideration, promulgation or implementation. These include actions to develop national, statewide or regional programs, each of which could require reductions in our GHG emissions. Requiring reductions in our GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and/or (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments.
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

The EPA has issued Renewable Fuel Standard (“RFS”) mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the U.S. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market.

Under the RFS program, the volume of renewable fuels that obligated parties are required to blend into their finished petroleum fuels increases annually over time until 2022. Our refineries are subject to compliance with the RFS mandates. On November 30, 2015, the EPA issued final volume mandates for years 2014 through 2016, which are generally lower than the corresponding statutory mandates for those years.

Existing laws, regulations or regulatory initiatives could change and, notwithstanding that the EPA’s proposed volume mandates for 2014 through 2016 are generally lower than the corresponding statutory mandate for those years, the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels could increase in the future. Despite a decline in RINs prices from relatively higher levels observed during mid-2013, we cannot currently predict the future prices of RINs and, thus, the expenses related to acquiring RINs in the future could increase relative to the cost in prior years. During 2016, we incurred $8.2 million and $4.0 million for RINs for our Hawaii and Wyoming refineries, respectively. We expect to incur approximately $8.5 million in 2017 for each of our refineries. Any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels and/or any increase in the cost to acquire RINs has the potential to result in significant costs in connection with RINs compliance for 2017 and future years, which could be material and may have a material adverse impact on our business, financial condition and results of operations. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected.
Potential legislative and regulatory actions addressing climate change could increase our costs, reduce our revenue and cash flow from natural gas and oil sales or otherwise alter the way we conduct our business.
The EPA has issued a notice of finding and determination that emissions of CO2, methane and other GHG present an endangerment to human health and the environment. In response, the EPA has adopted regulations under existing provisions of the federal CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit program requiring reviews for GHG emissions from certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. Moreover, on December 23, 2010, the EPA entered a settlement agreement with environmental groups requiring the agency to propose by December 10, 2011 GHG New Source Performance Standards (“NSPS”) for refineries and to finalize these rules by November 15, 2012. To date, the EPA has not completed those rulemakings and we do not know when they will be completed. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries and certain onshore petroleum and natural gas production activities, on an annual basis. We monitor for GHG emissions at our refineries, and believe we are in substantial compliance with the applicable GHG reporting requirements. Certain of the third-party drilling and production entities in which we hold a working interest also may be subject to reporting of GHG emissions in the U.S. These EPA policies and rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities.
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
In connection with the WRC Acquisition, there are several environmental issues that will require us to undertake significant remediation efforts and other corrective actions. The Wyoming refinery is subject to a number of consent decrees, orders and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery.
As is typical of older small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $18.0 million, approximately one-third of which we expect to incur in the next five years and the remainder being incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and to replace those impoundments with a new wastewater treatment system. Based on preliminary information, reasonable estimates we have received suggest costs of approximately $0.5 million to modify or close the existing wastewater treatment ponds and approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders and settlement agreements into which the Wyoming refinery has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, we may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the WRC Acquisition. The Pipeline and Hazardous Materials Administration (“PHMSA”) conducted an integrated inspection of the products pipeline in November 2016 with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial or corrective actions and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to manage risks associated with our businesses and increase the working capital requirements to conduct these activities.
The Dodd-Frank Act, which was passed by the U.S. Congress and signed into law in July 2010, provides for new statutory and regulatory requirements for derivative transactions, including crude oil and natural gas derivative transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the Dodd-Frank Act. In October 2011, the CFTC approved final rules that established position limits for futures contracts on 28 physical commodities. These initial CFTC position limits rules were vacated by the U.S. District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
It is not possible at this time to predict with certainty the full effect of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. Although we expect to qualify for the end-user exception to the clearing, trade execution and margin requirements for swaps entered to hedge our commodity risks, the application of the requirements to other market participants, such as swap dealers, may change the cost and availability of our derivatives. Depending on the rules adopted by the CFTC or similar rules that may be adopted by other regulatory bodies, we might in the future be required to provide cash collateral for our commodities derivative transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures. A requirement to post cash collateral could therefore reduce our ability to execute transactions to reduce commodity price risk and thus protect cash flows.
The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until all of the regulations are implemented. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable. In addition, the Dodd-Frank Act was intended, in part, to reduce the volatility of crude oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to crude oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices.
In addition, the European Union and other non‑U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.
BUSINESS RISKS
The locations of our refineries and related assets in the Hawaiian Islands and in Newcastle, Wyoming, creates an exposure to the risks of the local economies in which we operate and other local adverse conditions. Additionally, the location of our Hawaii refinery creates the risk of lower margins should the supply/demand balance change in the Hawaiian Islands requiring that we deliver refined products to customers outside of the region.
Because of the locations of our two refineries in Hawaii and Wyoming, we primarily market our refined products in relatively limited geographic areas. As a result, we are more susceptible to regional economic conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating area could also materially adversely affect our revenues and our business and operating results. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.
Additionally, should the supply and demand balance shift in Hawaii, resulting in supply on the islands exceeding demand, we may have to deliver refined products to customers off-island. These sales generally result in lower margins to us relative to on-island sales given the higher cost of freight and typically lower price points.

We must make substantial capital expenditures at our refineries and related assets to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be adversely affected.
Our refineries and related assets have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep the refineries operating at optimum efficiency. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations.
Delays or cost increases related to the engineering, procurement and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, or results of operations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	difficulties in executing the capital projects;

•	unplanned increases in the cost of equipment, materials or labor;

•	disruptions in transportation of equipment and materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.
Any one or more of these occurrences noted above could have a significant impact on our business. If we were unable to make up the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, or results of operations or cash flows.
If we are unable to obtain our crude oil supply for our Hawaii refinery without the benefit of our Supply and Offtake Agreements with J. Aron, the capital required to finance our crude oil supply could negatively impact our liquidity.
All of the crude oil delivered at our Hawaii refinery is subject to our Supply and Offtake Agreements with J. Aron. If we are unable to obtain our crude oil supply for our Hawaii refinery outside these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our Hawaii refinery.
The ongoing work related to the Consent Decree subjects us to risks associated with engineering, procurement and construction of improvements and repairs to our facilities, related penalties and fines and the performance of equipment, all of which could have a material adverse effect on our business, financial condition or results of operations.
On July 18, 2016, PHR and subsidiaries of Tesoro entered into the Consent Decree. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing and the parties continue to work together to address the EPA's requirements. This work subjects us to risks associated with engineering, procurement and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
Our arrangement with J. Aron exposes us to J. Aron-related credit and performance risk.
We have Supply and Offtake Agreements with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refinery. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which may be terminated by J. Aron as early as May 31, 2018, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. Relying on J. Aron’s ability to honor its supply and offtake obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity and, as a result, our business and operating results. In addition, we may be required to use substantial capital to repurchase crude oil and refined product inventories from J. Aron upon termination of the agreements, which could have a material adverse effect on our business, results of operations or financial condition.
Our retail business is vulnerable to risks including changes in consumer preferences and economic conditions, competitive environment, supplier concentration and other trends and factors that could harm our business, financial condition and results of operations.
Our retail business is subject to changes in consumer preferences, national, regional and local economic conditions, demographic trends and consumer confidence in the economy. Factors such as traffic patterns, weather conditions, local demographics and the number and locations of competing fueling stations and convenience stores also affect the performance of our retail stores. Adverse changes in any of these trends or factors could reduce our retail customer traffic or sales, or impose limits on our pricing that could adversely affect our business, financial condition and results of operations.
We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.
As of December 31, 2016, we estimated that we had approximately $1.6 billion of net operating loss tax carryforwards ("NOLs"). In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.”
In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
The NOLs will expire in various amounts, if not used, between 2027 through 2035. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income which would negatively impact our results of operations and cash flows.
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
We enter into derivative contracts from time to time primarily to reduce our exposure to fluctuations in interest rates and in the price of crude oil and refined products. If the instruments we use to hedge our exposure are not effective, or if our counterparties are unable to satisfy their obligations to us, we may incur losses. The risk of counterparty default is heightened in a poor economic environment. We may also be required to incur additional costs in connection with future regulation of derivative instruments to the extent such regulation is applicable to us. Additionally, our commodity derivative activities may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
We are subject to interest rate risk in connection with borrowings under certain of our credit facilities, which bear interest at variable rates. Interest rate changes will not affect the market value of indebtedness incurred under such facilities, but could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations and cash flows.
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
The industries in which we operate are intensely competitive and we compete with other companies that have greater resources than we have. Our ability to acquire additional businesses or properties in the future will be dependent upon our ability to evaluate and select suitable businesses or properties for acquisition and to consummate transactions in a highly competitive environment. Many of our larger competitors have refining operations, market petroleum and other products and explore for and produce natural gas and crude oil on a regional, national or worldwide basis. These companies may be able to pay more for acquisition targets, or evaluate or bid for and purchase a greater number of acquisition targets, than our resources permit. Our inability to compete effectively with larger companies for acquisitions could have a material adverse effect on our business, results of operations and financial condition.
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
Integration of Wyoming Refining with our existing business has been, and will continue to be, a complex, time-consuming and costly process, particularly given that the acquisition of Wyoming Refining significantly increased our size and diversified the geographic areas in which we operate. A failure to successfully integrate Wyoming Refining with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash flows. The difficulties of combining Wyoming Refining with our existing business include, among other things:

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

Wyoming Refining is scheduled for a maintenance turnaround during 2019 and 2020 that will involve significant expenditures.
Wyoming Refining expects to perform a significant maintenance turnaround at the Wyoming refinery during 2019 and 2020. All or a portion of its refinery’s production may be halted or disrupted during the turnaround and the turnaround, if unsuccessful or delayed, could have a material adverse effect on our business, financial condition or results of operations.
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
Under U.S. GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.
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
As of December 31, 2016, we employed approximately 863 people, with a collective bargaining agreement covering about 141 of those employees. The union ratified a four-year extension of the collective bargaining agreement on March 23, 2015. On January 13, 2016, a claim against us was brought to the United States National Labor Relations Board alleging a refusal to bargain collectively and in good faith. Accordingly, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our companies have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.
The economic recovery from the recent recession continues to be tenuous and the risk of further significant global economic downturn remains. Further prolonged downturns or failure to recover could result in declines in consumer and business confidence and spending as well as increased unemployment and reduced demand for transportation fuels. This would adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and bankruptcy of customers. Any of these events may adversely affect our cash flows, profitability and financial condition.
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
We compete with a number of integrated national and international oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these oil companies benefit from increased commodity prices, have greater access to capital and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks or extreme price fluctuations.
We face strong competition in the fuel and convenience store retailing market for the sale of retail gasoline and convenience store merchandise. Our competitors include service stations operated by integrated major oil companies and well-recognized national high-volume retailers and regional large chain convenience store operators, often selling gasoline or merchandise at aggressively competitive prices.
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
The market price for our common stock has varied between a high of $24.11 on January 29, 2016, and a low of $12.18 on September 1, 2016, during the year ended December 31, 2016. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.
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
Zell Credit Opportunities Master Fund, L.P. (“ZCOF”) and Whitebox Advisors, LLC (“Whitebox”), together with their respective affiliates, each own or have the right to acquire as of February 24, 2017 approximately 28.7% and 15.7%, respectively, of our outstanding common stock. The level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.
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
In December 2011 and January 2012, Delta Petroleum Corporation and its subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, and in March 2012, obtained approval from the bankruptcy court to proceed with a plan of reorganization. Pursuant to this plan, among other things, certain allowed general unsecured claims may be paid with shares of our common stock. As of December 31, 2016, two claims totaling approximately $22.4 million remain to be resolved and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end. The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the plan of reorganization, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. Any issuances by us of common stock to satisfy claims would have a dilutive impact on the ownership interest of existing common stockholders and could cause the market price of our common stock to decline.
Future sales of our common stock could reduce our stock price and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
We are not restricted from issuing additional shares of common stock, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We have approximately 45.5 million shares of common stock outstanding as of February 24, 2017.
Subject to the satisfaction of vesting conditions and the requirements of Rule 144 of the Securities Act, shares of our common stock registered under our equity incentive plan are available for resale immediately in the public market without restriction. In addition, subject to the change in ownership limitations contained in Article 11 of our certificate of incorporation, up to 7,722,809 shares of our common stock registered under our registration statements on Form S-3, declared effective on November 30, 2016 and December 21, 2016, are available for resale immediately in the public market without restriction.
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
Item  1B. UNRESOLVED STAFF COMMENTS
None.
Item  2. PROPERTIES
Please read “Item 1. — Business” of this Form 10-K for the location and general character of the properties used in our refining, retail and logistics segments. Our corporate headquarters are located at 800 Gessner Road, Suite 875, Houston, Texas, 77024. We believe that these properties and facilities are adequate for our operations and are maintained in a good state of repair.
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa and Rio Blanco Counties, Colorado. All of the natural gas and crude oil reserves associated with such assets are produced primarily from the Mesaverde Formation and to a lesser extent the Mancos Formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. Laramie Energy considers the Mesaverde Formation within Garfield, Mesa and Rio Blanco Counties, Colorado, to be a single field. Laramie and its predecessor company have drilled over 300 natural gas wells with over a 99% success rate in the Piceance Basin.
Other
We have a carried 3.3% to 4.5% working interest in 22 wells in the southern region of the Piceance Basin. These wells are operated by Encana Corporation. We also have overriding royalty interests in 12 wells located in Eddy County, New Mexico. Our interest in these wells varies from .32% to 2.5%. These wells are operated by Mewbourne Oil Company. On March 23, 2016, we entered into a settlement agreement with Whiting Oil and Gas Corporation (“Whiting”), whereby we paid Whiting an aggregate of $3.9 million to transfer the entirety of our interest in the Point Arguello Unit offshore California (“Point Arguello”) to Whiting and to satisfy any and all obligations in respect of such interest in Point Arguello.
Reserves
For a table presenting the estimated natural gas and crude oil reserves we own indirectly through Laramie Energy, please read “Item 1. — Business — Natural Gas and Oil” of this Form 10-K. The natural gas and crude oil reserves we own directly are not material.

Internal Controls Over Reserve Estimates, Technical Qualifications and Technologies Used
Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for all reserve estimates to be prepared by an independent third-party reserve engineering firm and reviewed by certain members of senior management. As we do not operate our interests in our natural gas and crude oil assets, we do not have an internal reserve engineering staff and do not prepare any internal reserve estimates. Christopher Micklas, our chief financial officer, reviews the independence and professional qualifications of the third-party engineering firms we engage. He also supervises the submission of technical and financial data to third-party engineering firms and reviews the prepared reports. Mr. Micklas has more than 12 years of experience in senior financial positions in the oil and gas industry. The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over two years of prior industry experience. He graduated from Texas Tech University in 2006 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geology (License No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The professional qualifications of the individuals at NSAI who were responsible for overseeing the preparation of our reserve estimates as of December 31, 2016 have been filed as part of Exhibit 99.1 to this Annual Report on Form 10-K.
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

The following table sets forth certain information regarding volumes of production sold and average prices received associated with our share of Laramie Energy's production and sales of natural gas and crude oil for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
Company's share of Laramie Energy:	2016	2015	2014
Production volumes:
Oil (Mbbls)	59	20	18
NGLs (Mbbls)	552	149	125
Natural Gas (MMcf)	15,192	4,745	4,831
Total (MMcfe)	18,857	5,759	5,689
Net average daily production:
Oil (Bbls)	160	55	49
NGLs (Bbls)	1,508	408	342
Natural Gas (Mcf)	41,509	13,000	13,236
Average sales price:
Oil (Per Bbl)	$37.85	$38.46	$80.98
NGLs (Per Bbl)	11.61	11.76	34.73
Natural Gas (per Mcf)	2.30	2.47	4.35
Hedge gain (loss) (per Mcfe)	(1.47)	0.33	0.36
Lease operating costs (per Mcfe)	0.45	0.56	0.48
The table above excludes production volumes related to our other non-operated natural gas and oil interests of 67 MMcfe, 311 MMcfe and 716 MMcfe for the years ended December 31, 2016, 2015 and 2014, respectively. Please read Note 22—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K for further information on our proved reserves related to other non-operated natural gas and oil interests.
Proved Undeveloped Reserves
All of our proved undeveloped reserves at December 31, 2016 are held through our minority equity ownership in Laramie Energy. We do not control Laramie Energy and therefore cannot predict or control the development of the properties.
As of December 31, 2016, our share of Laramie Energy’s proved undeveloped reserves totaled 197,488 MMcfe, an approximate 140% increase from proved undeveloped reserves at December 31, 2015. This increase was primarily due to Laramie Energy's acquisition of properties in the Piceance Basin for $157.5 million in March 2016 and wells that have become economic as a result of increased operator efficiency and cost reductions.
As of December 31, 2016, approximately 5% of our share of Laramie Energy’s proved undeveloped reserves (approximately 10,591 MMcfe) were scheduled for development more than five years after initial booking.  Based on supplied drilling and completion schedules, we expect all of Laramie Energy's proved undeveloped reserves at December 31, 2016 to be developed within 5 years of initial booking.
Laramie Energy is currently running one drilling rig performing multi-well pad drilling in the Mesaverde Formation.  To develop the remaining 361 proved undeveloped locations, Laramie Energy is forecasting increasing the number of rigs to levels previously used. The rigs are expected to drill a mix of both proved undeveloped and probable reserves locations in a program or “manufacturing” style process.  Current drill times are averaging 5.4 days per well, or 5.6 wells per month, and the typical pad will contain 16-22 wells.
The following table provides information regarding changes in our share of Laramie Energy's proved undeveloped reserves for the year ended December 31, 2016.

	Gas	Oil	NGLs	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe)
Proved undeveloped reserves at December 31, 2015	68,054	255	2,114	82,268
Revisions of previous estimates	38,446	81	987	44,854
Extensions and discoveries	638	1	19	758
Acquisitions	60,215	173	1,580	70,733
Conversion to proved developed reserves	(945)	(2)	(28)	(1,125)
Proved undeveloped reserves at December 31, 2016	166,408	508	4,672	197,488
Productive Wells and Acreage
The table below shows, as of December 31, 2016, our share of Laramie Energy's gross and net wells and developed acres. Developed acreage consists of acres spaced or assignable to productive wells.

	Productive Wells
	Oil		Gas (1)		Developed Acres
Location	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Colorado (4)	—	—	1,586	671	20,671	8,744
_____________________________________________

(1)	Some of the wells classified as “gas” wells also produce minor amounts of crude oil.

(2)	A “gross well” or “gross acre” is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(3)
A “net well” or “net acre” is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(4)	Net wells and net developed acres are reflected as if we owned our interest directly.
As of December 31, 2016, we also held interests in one productive gas well and 20 developed acres related to our other non-operated natural gas interests.
Undeveloped Acreage
At December 31, 2016, our share of undeveloped acreage held through our ownership in Laramie Energy is set forth below:

	Undeveloped Acres (1) (2)
Location	Gross	Net
Colorado (3)	279,893	118,395
________________________________________________

(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and gas, regardless of whether such acreage contains proved reserves.

(2)
There are no material near-term lease expirations for which the carrying value at December 31, 2016 has not already been impaired in consideration of these expirations or capital budgeted to convert acreage to held by production.

(3)	Net undeveloped acres are reflected as if we owned our interest directly.
Drilling Activity
Laramie Energy completed 56 natural gas wells during the year ended December 31, 2016 that were drilled during 2016 and prior years. During 2015, Laramie Energy completed 24 natural gas wells that were drilled during 2015 and prior years. During 2014, Laramie Energy completed 15 natural gas wells that were drilled during 2014 and prior years. The operators of our other natural gas and oil interests in Colorado and New Mexico did not drill any exploratory or development wells during 2016 and 2015. The operators of our other natural gas and oil interests in Colorado and New Mexico drilled two oil wells during 2014.
Delivery Commitments
Our natural gas and oil operations had no material delivery commitments as of December 31, 2016.
Item  3. LEGAL PROCEEDINGS
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
Kawaihae Loading Rack
On October 9, 2014, Mid Pac received a notice from the EPA alleging that Mid Pac had violated the federal CAA at its terminal located in Kawaihae, Hawaii, by "failing to equip its loading rack with pollution controls" and by "failing to limit emissions from its loading rack," and advised Mid Pac that the matter had been referred to the DOJ. The DOJ proposed civil penalties of approximately $700 thousand. Subsequently, Mid Pac and the DOJ entered into a tolling agreement to facilitate settlement discussions. Mid Pac disputes the EPA's allegations. On April 1, 2015, we acquired Mid Pac. Mid Pac, the EPA and the DOJ agreed on September 6, 2016 to resolve the fines and penalties for $200 thousand and, among other things, the installation of a vapor combustion system.
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the DOJ and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced refinery turnaround completed during the third quarter of 2016 to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree. We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing PHR for all reasonable third-party capital expenditures incurred for the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.
Other
From time to time, we may be involved in other litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this Annual Report on Form 10-K, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement. For more information, please read “Item 1. — Business—Bankruptcy and Plan of Reorganization – General Recovery Trust” and Note 14—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the NYSE MKT under the symbol “PARR”. The high and low sale prices for our common stock for the most recent two fiscal years are shown in the table below.

Quarter Ended	High	Low
2016
December 31, 2016	$15.46	$12.47
September 30, 2016	$16.00	$12.18
June 30, 2016	$20.00	$13.90
March 31, 2016	$24.11	$17.48
2015
December 31, 2015	$28.31	$20.25
September 30, 2015	$21.50	$17.09
June 30, 2015	$25.67	$18.10
March 31, 2015	$23.38	$15.80

As of February 24, 2017, there were 176 common stockholders of record. On February 24, 2017, the closing price of our common stock was $14.53 per share on the NYSE MKT.
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under our Delayed Draw Term Loan, we are prohibited from paying dividends.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended.

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the periods commencing September 1, 2012, the first day of trading of our common stock, through December 31, 2016. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Alon USA Energy, Inc., Calumet Specialty Products Partners, L.P., Casey's General Stores, Inc., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., FutureFuel Corp., Green Plains Inc., Macquarie Infrastructure Corporation, Methanex Corporation, Pacific Ethanol, Inc., Renewable Energy Group, Inc., REX American Resources Corporation, SEACOR Holdings Inc., Stepan Company and Westlake Chemical Corporation. Axiall Corporation was excluded from our peer group because it was acquired by a third party during 2016. We believe our peer group, which is made up of oil and gas refining and marketing companies, retailers and companies that are generally similar to our operating segments provides for meaningful comparability to our business as a whole.

*$100 invested on September 5, 2012 in stock or August 31, 2012 in index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
During the year ended December 31, 2016, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2016:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2016	12,992	$13.07	—	—
November 1 - November 30, 2016	3,485	14.76	—	—
December 1 - December 31, 2016	3,459	14.83	—	—
Total	19,936	$13.67	—	—
________________________________________________

(1)	All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial information presented below as of December 31, 2014, 2013 and 2012 and for the year ended December 31, 2013, the period from September 1 through December 31, 2012, and the period from January 1 through August 31, 2012, was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial information should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Successor					Predecessor
(in thousands, except per share data)	Year Ended December 31, 2016 (1)	Year Ended December 31, 2015 (2)	Year Ended December 31, 2014	Year Ended December 31, 2013 (3)	September 1 through December 31, 2012	January 1 through August 31, 2012
Statement of Operations Data:
Revenues	$1,865,045	$2,066,337	$3,108,025	$886,014	$2,144	$23,079
Depreciation, depletion and amortization	31,617	19,918	14,897	5,982	401	16,041
Impairment expense	—	9,639	—	—	—	151,347
Trust litigation and settlements	—	—	—	6,206	—	—
Operating income (loss)	(16,494)	61,514	(37,532)	(47,405)	(5,021)	(170,677)
Interest expense and financing costs, net	(28,506)	(20,156)	(17,995)	(13,285)	(1,056)	(6,852)
Loss on termination of financing agreements	—	(19,669)	(1,788)	(6,141)	—	—
Change in value of common stock warrants	2,962	(3,664)	4,433	(10,159)	(4,280)	—
Change in value of contingent consideration	10,770	(18,450)	2,849	—	—	—
Equity earnings (losses) from Laramie Energy, LLC	(22,381)	(55,983)	2,849	(2,941)	(1,325)	—
Net loss	(45,835)	(39,911)	(47,041)	(79,173)	(8,839)	(45,437)
Loss per common share	(1.08)	(1.06)	(1.44)	(4.01)	(0.56)	(1.57)
Balance Sheet Data:
Cash and cash equivalents	$47,772	$167,788	$89,210	$38,061	$6,185	$1,954
Total current assets	403,108	531,752	460,789	544,501	59,926	11,765
Total assets	1,145,433	892,261	735,236	801,271	189,582	210,389
Total current liabilities	382,765	365,040	310,806	453,388	69,977	352,859
Total long-term debt	350,110	154,212	101,739	79,872	7,391	—
Total liabilities	776,524	551,650	443,077	584,949	88,825	357,273
Total stockholders' equity	368,909	340,611	292,159	228,264	100,757	(146,884)
_________________________________________________________

(1)
We completed the WRC Acquisition effective July 14, 2016, therefore, the results of WRC are only included subsequent to July 14, 2016. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(2)
We completed the acquisition of Mid Pac effective April 1, 2015, therefore, the results of Mid Pac are only included subsequent to April 1, 2015. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(3)
We completed the acquisition of PHR effective September 25, 2013, therefore, the results of PHR are only included subsequent to September 25, 2013. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that manages and maintains interests in energy and infrastructure businesses. We were created through the successful reorganization of Delta Petroleum Corporation ("Delta") in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. For more information, please read “Part I –Item 1. — Business—Overview” of this Form 10-K.
Recent Events
Hawaii Refinery Turnaround
During the third quarter of 2016, we successfully restarted our Hawaii refinery after a major turnaround and a maintenance project on our subsea pipeline. The turnaround and pipeline maintenance, including associated downtime and high feedstock costs, reduced our profitability. These higher costs were driven by higher-cost crude oil, additional imports of 8 thousand barrels per day in refined products during the turnaround, higher production costs per throughput barrel and $4.6 million in additional maintenance expense for the Hawaii refinery and subsea pipeline during the third quarter of 2016. The total deferred costs related to the turnaround were $32.7 million and will be amortized over the next three years.
Wyoming Refining Acquisition
On June 14, 2016, we entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the "WRC Acquisition"). Wyoming Refining owns and operates the 18 thousand barrels per day refinery and related logistics assets in Newcastle, Wyoming. We completed the WRC Acquisition on July 14, 2016, for cash consideration of $209.4 million, including a deposit of $5.0 million paid in June 2016 and assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million. The consideration was paid with funds received from the issuance of our 2.50% convertible subordinated bridge notes (the "Bridge Notes"), cash on hand, which included the net proceeds from our issuance and sale of an aggregate of $115.0 million principal amount of 5.00% convertible senior notes due 2021 (the "5.00% Convertible Senior Notes"), and the issuance of a $65.0 million secured term loan by Par Wyoming Holdings, LLC (the "Par Wyoming Holdings Credit Agreement"). Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Laramie Energy Contribution
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
Factors Affecting Comparability
On April 1, 2015, we completed the acquisition of Mid Pac for cash consideration of $74.4 million. In connection with the acquisition, Mid Pac's pre-existing debt was fully repaid on the closing date for $45.3 million. The results of operations of Mid Pac are included in our segments effective April 1, 2015. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Loss. During 2016, our financial performance was impacted by the turnaround at our Hawaii refinery and poor global crack spreads, which is reflected in an increase in our net loss from $39.9 million for the year ended December 31, 2015 to $45.8 million for the year ended December 31, 2016. Other factors impacting our results period over period include the termination of certain financing agreements in 2015, the change in value of our contingent consideration obligation, decreases in impairment expense and in our equity losses from Laramie Energy, an increase in interest expense and the releases of valuation allowances as further discussed below.
Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2016, Adjusted EBITDA was $33.4 million compared to $110.4 million for the year ended December 31, 2015. The change was primarily related to higher production and maintenance costs associated with the turnaround at our Hawaii refinery and lower crack spreads, partially offset by improved crude oil differentials, the contribution provided by Wyoming Refining, which was acquired on July 14, 2016, and the full-year contribution provided by Mid Pac, which was acquired on April 1, 2015.
For the year ended December 31, 2016, Adjusted Net Income (Loss) was a loss of $49.8 million compared to income of $14.3 million for the year ended December 31, 2015. The change was primarily related to higher production and maintenance costs associated with the turnaround at our Hawaii refinery, lower crack spreads, higher interest expense and depreciation, depletion and amortization ("DD&A"), partially offset by improved crude oil differentials, a decrease in our equity losses from Laramie Energy, the contribution provided by Wyoming Refining, which was acquired on July 14, 2016, and the contribution provided by Mid Pac, which was acquired on April 1, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Loss. For the year ended December 31, 2015, our net loss was $39.9 million compared to a $47.0 million net loss for the year ended December 31, 2014. During the year ended December 31, 2015, we benefited from favorable market conditions with crack spreads above the five year average which improved our margins and declining crude oil prices which reduced our operating expenses. We continued the trend of commercial improvements with increased on-island sales mainly resulting from a contract with the military for jet fuel and additional fuel volumes as a result of our acquisition of Par Hawaii. The favorable market conditions were partially offset by losses related to the change in value of our common stock warrants and contingent consideration, equity losses from our investment in Laramie Energy and losses on the termination of financing agreements as further discussed below.
Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2015, Adjusted EBITDA was $110.4 million compared to a $9.2 million loss for the year ended December 31, 2014. The change was primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices. For the year ended December 31, 2015, Adjusted Net Income (Loss) was $14.3 million compared to a $38.8 million loss for the year ended December 31, 2014. The change is primarily related to improved crack spreads and lower energy costs resulting from lower crude oil prices, offset by a decrease of $58.8 million in our equity earnings from Laramie Energy, largely due to an impairment of $41.1 million, higher DD&A expenses and higher interest expense and financing costs in 2015.

The following table summarizes our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
Revenues	$1,865,045	$2,066,337	$3,108,025
Cost of revenues (excluding depreciation)	1,636,339	1,787,368	2,937,472
Operating expense (excluding depreciation) (1)	166,216	141,621	146,573
Depreciation, depletion and amortization	31,617	19,918	14,897
Impairment expense	—	9,639	—
Loss on sale of assets, net	—	—	624
General and administrative expense	42,073	44,271	34,304
Acquisition and integration expense	5,294	2,006	11,687
Total operating expenses	1,881,539	2,004,823	3,145,557
Operating income (loss)	(16,494)	61,514	(37,532)
Other income (expense)
Interest expense and financing costs, net	(28,506)	(20,156)	(17,995)
Loss on termination of financing agreements	—	(19,669)	(1,788)
Other income (expense), net	(98)	(291)	(312)
Change in value of common stock warrants	2,962	(3,664)	4,433
Change in value of contingent consideration	10,770	(18,450)	2,849
Equity earnings (losses) from Laramie Energy, LLC	(22,381)	(55,983)	2,849
Total other expense, net	(37,253)	(118,213)	(9,964)
Loss before income taxes	(53,747)	(56,699)	(47,496)
Income tax benefit	7,912	16,788	455
Net loss	$(45,835)	$(39,911)	$(47,041)
________________________________________________________

(1)	Includes Lease operating expense, separately disclosed on our consolidated statements of operations.

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2016, 2015 and 2014. The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2016	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,702,463	$102,779	$290,402	$41,064	$(271,663)	$1,865,045
Cost of revenues (excluding depreciation)	1,580,014	65,439	220,545	42,079	(271,738)	1,636,339
Operating expense (excluding depreciation)	112,724	11,239	41,291	—	815	166,069
Lease operating expense	—	—	—	—	147	147
Depreciation, depletion and amortization	17,565	4,679	6,372	667	2,334	31,617
General and administrative expense	—	—	—	—	42,073	42,073
Acquisition and integration expense	—	—	—	—	5,294	5,294
Operating income (loss)	$(7,840)	$21,422	$22,194	$(1,682)	$(50,588)	$(16,494)

Year ended December 31, 2015	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$1,895,662	$82,671	$283,507	$132,472	$(327,975)	$2,066,337
Cost of revenues (excluding depreciation)	1,718,729	48,660	215,194	134,780	(329,995)	1,787,368
Operating expense (excluding depreciation)	95,588	5,433	35,317	—	—	136,338
Lease operating expense	—	—	—	—	5,283	5,283
Depreciation, depletion and amortization	9,522	3,117	5,421	854	1,004	19,918
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	44,271	44,271
Acquisition and integration expense	—	—	—	—	2,006	2,006
Operating income (loss)	$71,823	$25,461	$27,575	$(12,801)	$(50,544)	$61,514

Year ended December 31, 2014	Refining	Logistics (1)	Retail	Texadian	Corporate, Eliminations and Other (2)	Total
Revenues	$2,816,667	$70,457	$231,673	$189,160	$(199,932)	$3,108,025
Cost of revenues (excluding depreciation)	2,732,817	39,910	187,150	183,511	(205,916)	2,937,472
Operating expense (excluding depreciation)	111,261	4,524	25,115	—	—	140,900
Lease operating expense	—	—	—	—	5,673	5,673
Depreciation, depletion and amortization	6,008	1,881	2,353	2,018	2,637	14,897
Loss (gain) on sale of assets, net	—	—	—	—	624	624
General and administrative expense	—	—	—	—	34,304	34,304
Acquisition and integration expense	—	—	—	—	11,687	11,687
Operating income (loss)	$(33,419)	$24,142	$17,055	$3,631	$(48,941)	$(37,532)
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)
Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $271.9 million, $330.0 million and $205.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	86.0	77.3	68.2
Refined product sales volume (Mbpd) (1)	90.6	76.8	69.1

Hawaii Refinery
Feedstocks Throughput (Mbpd)	70.2	77.3	68.2
Source of Crude Oil:
North America	41.7%	47.7%	48.8%
Latin America	3.9%	8.0%	23.4%
Africa	13.7%	8.3%	3.7%
Asia	30.0%	33.0%	1.3%
Middle East	10.7%	2.1%	22.8%
Europe	—%	0.9%	—%
Total	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.8%	26.2%	24.5%
Distillate	44.7%	44.1%	38.9%
Fuel oils	20.1%	22.0%	30.7%
Other products	4.8%	4.7%	2.9%
Total yield	96.4%	97.0%	97.0%

Refined product sales volume (Mbpd)
On-island sales volume	61.7	62.4	53.9
Exports sale volume	12.5	14.4	15.2
Total refined product sales volume	74.2	76.8	69.1

4-1-2-1 Singapore Crack Spread (2) ($ per barrel)	$3.74	$6.88	$6.25
4-1-2-1 Mid Pacific Crack Spread (2) ($ per barrel)	4.96	8.31	7.16
Mid Pacific Crude Oil Differential (3) ($ per barrel)	(2.01)	(1.50)	(0.99)
Operating income (loss) per bbl ($/throughput bbl)	(0.43)	2.55	(1.34)
Adjusted Gross Margin per bbl ($/throughput bbl) (4)	4.49	6.82	3.37
Production costs per bbl ($/throughput bbl) (5)	3.72	3.54	4.71
DD&A per bbl ($/throughput bbl)	0.45	0.34	0.24

2016
Wyoming Refinery
Feedstocks Throughput (Mbpd) (1)	15.8

Yield (% of total throughput)
Gasoline and gasoline blendstocks	56.0%
Distillate	39.3%
Fuel oil	1.9%
Other products	1.0%
Total yield	98.2%

Refined product sales volume (Mbpd) (1)	16.4

Wyoming 3-2-1 Index (6) ($ per barrel)	$16.27
Operating income (loss) per bbl ($/throughput bbl)	1.20
Adjusted Gross Margin per bbl ($/throughput bbl) (4)	8.78
Production costs per bbl ($/throughput bbl) (5)	4.93
DD&A per bbl ($/throughput bbl)	2.25
________________________________________________________

(1)
Feedstocks throughput and sales volumes per day for the Wyoming refinery is calculated based on the 171 day period for which we owned Wyoming Refining in 2016.  As such, the amounts for the total refining segment represent the sum of the Hawaii refinery's throughput or sales volumes averaged over the respective period plus the Wyoming refinery's throughput or sales volumes averaged over the period from July 14, 2016 to December 31, 2016.

(2)
The profitability of our Hawaii business is heavily influenced by crack spreads in both the Singapore and U.S. West Coast markets. These markets reflect the closest liquid market alternatives to source refined products for Hawaii. We believe the Singapore and Mid Pacific crack spreads (or four barrels of Brent crude converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel) and one barrel of fuel oil) best reflect a market indicator for our Hawaii refinery operations. The Mid Pacific crack spread is calculated using a ratio of 80% Singapore and 20% San Francisco indexes.

(3)
Weighted-average differentials, excluding shipping costs, of a blend of crudes with an API of 31.98 and sulfur weight percentage of 0.65% that is indicative of our typical crude oil mix quality compared to Brent crude.

(4)	Please see discussion of Adjusted Gross Margin below. We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput.

(5)
Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refineries including personnel costs, repair and maintenance costs, insurance, utilities and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our consolidated statement of operations, which also includes costs related to our bulk marketing operations.

(6)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillate (ultra-low sulfur diesel) as created from three barrels of WTI. Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail and logistics segments for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Retail Segment
Retail sales volumes (thousands of gallons)	90,941	80,649	49,484

Logistics Segment
Pipeline throughput (Mbpd) (1)
Crude oil pipelines	87.3	77.7	68.2
Refined product pipelines	85.8	68.9	61.5
Total pipeline throughput	173.1	146.6	129.7
________________________________________________________

(1)
The 2016 amounts for the total logistics segment represent the sum of the pipeline throughput in Hawaii averaged over the year plus the pipeline throughput in Wyoming averaged over the period from July 14, 2016 to December 31, 2016.

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
Adjusted Gross Margin. Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), DD&A, impairment expense, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation and purchase price allocation adjustments) and unrealized gains (losses) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments and unrealized gains (losses) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2016	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(7,840)	$21,422	$22,194	$(1,682)
Operating expense (excluding depreciation)	112,724	11,239	41,291	—
Depreciation, depletion and amortization	17,565	4,679	6,372	667
Inventory valuation adjustment	29,056	—	—	(3,955)
Unrealized loss (gain) on derivatives	(12,438)	—	—	404
Adjusted Gross Margin	$139,067	$37,340	$69,857	$(4,566)

Year ended December 31, 2015	Refining	Logistics	Retail	Texadian
Operating income (loss)	$71,823	$25,461	$27,575	$(12,801)
Operating expense (excluding depreciation)	95,588	5,433	35,317	—
Depreciation, depletion and amortization	9,522	3,117	5,421	854
Impairment expense	—	—	—	9,639
Inventory valuation adjustment	5,178	—	—	1,510
Unrealized loss on derivatives	10,284	—	—	612
Adjusted Gross Margin	$192,395	$34,011	$68,313	$(186)

Year ended December 31, 2014	Refining	Logistics	Retail	Texadian
Operating income (loss)	$(33,419)	$24,142	$17,055	$3,631
Operating expense (excluding depreciation)	111,261	4,524	25,115	—
Depreciation, depletion and amortization	6,008	1,881	2,353	2,018
Inventory valuation adjustment	—	—	—	2,444
Unrealized gain on derivatives	—	—	—	(1,015)
Adjusted Gross Margin	$83,850	$30,547	$44,523	$7,078
Adjusted Net Income (Loss) and Adjusted EBITDA. Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, inventory valuation adjustment, loss on termination of financing agreements, impairment expense, release of tax valuation allowance and loss on sale of assets. Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest, taxes, DD&A and equity losses (earnings) from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net loss, on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(45,835)	$(39,911)	$(47,041)
Inventory valuation adjustment	25,101	6,689	2,444
Unrealized loss (gain) on derivatives	(12,034)	10,896	(1,015)
Acquisition and integration expense	5,294	2,006	11,687
Loss on termination of financing agreements	—	19,669	1,788
Increase in (release of) tax valuation allowance (1)	(8,573)	(16,759)	—
Change in value of common stock warrants	(2,962)	3,664	(4,433)
Change in value of contingent consideration	(10,770)	18,450	(2,849)
Impairment expense	—	9,639	—
Loss on sale of assets	—	—	624
Adjusted Net Income (Loss)	(49,779)	14,343	(38,795)
Depreciation, depletion and amortization	31,617	19,918	14,897
Interest expense and financing costs, net	28,506	20,156	17,995
Equity losses (earnings) from Laramie Energy, LLC	22,381	55,983	(2,849)
Income tax expense (benefit)	661	(29)	(455)
Adjusted EBITDA	$33,386	$110,371	$(9,207)
________________________________________________________

(1)	Included in Income tax benefit on our consolidated statements of operations.

Factors Impacting Segment Results

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Refining. The operating loss for our refining segment was $7.8 million for the year ended December 31, 2016, a decrease of $79.6 million compared to operating income of $71.8 million for the year ended December 31, 2015. The decrease in profitability was primarily driven by lower crack spreads and the turnaround at our Hawaii refinery in 2016. The 4-1-2-1 Mid Pacific crack spread decreased 40% from $8.31 per barrel for the year ended December 31, 2015 to $4.96 per barrel for the year ended December 31, 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased 34% from $1.50 per barrel for the year ended December 31, 2015 to $2.01 per barrel for the year ended December 31, 2016. The downtime associated with the turnaround resulted in higher production costs per throughput barrel of $3.72 for the year ended December 31, 2016 compared to $3.54 for the year ended December 31, 2015. We imported an additional 8 thousand barrels per day of refined products to meet customer demand during the turnaround, which significantly contributed to our low margin realization during the third quarter of 2016. We also incurred approximately $1.0 million of repair and maintenance expenses associated with the turnaround. Wyoming Refining contributed approximately $3.2 million of operating income to the refining segment for the year ended December 31, 2016.
Logistics. Operating income for our logistics segment was $21.4 million for the year ended December 31, 2016, a decrease of $4.1 million compared to operating income of $25.5 million for the year ended December 31, 2015. The decrease in profitability is primarily due to repair and maintenance expenses of $3.6 million related to the Hawaii subsea pipeline and a decrease in pipeline throughput in Hawaii from 146.6 Mbpd for the year ended December 31, 2015 to 141.5 Mbpd for the year ended December 31, 2016 driven by the Hawaii refinery turnaround. Wyoming Refining contributed approximately $0.8 million of operating income to the logistics segment for the year ended December 31, 2016.
Retail. Operating income for our retail segment was $22.2 million for the year ended December 31, 2016, a decrease of $5.4 million compared to operating income of $27.6 million for the year ended December 31, 2015. The decrease in profitability was primarily due to a decrease in sales prices of 9%. The decrease in sales prices was partially offset by the acquisition of Mid Pac on April 1, 2015 which contributed $12.1 million of operating income for the year ended December 31, 2016 to our retail segment as compared to $10.2 million for the year ended December 31, 2015.

Texadian. The operating loss for our Texadian segment was $1.7 million for the year ended December 31, 2016, a change of $11.1 million compared to the operating loss of $12.8 million for the year ended December 31, 2015. The change was primarily due to an impairment charge of $9.6 million related to goodwill and intangible assets recorded during the year ended December 31, 2015. No such impairment charge was recognized by our Texadian segment in 2016.
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
Logistics. Operating income for our logistics segment was $25.5 million for the year ended December 31, 2015, an increase of $1.3 million compared to operating income of $24.1 million for the year ended December 31, 2014. Profitability of the logistics business is primarily driven by throughput which increased from 129.7 Mbpd for the year ended December 31, 2014 to 146.6 Mbpd for the year ended December 31, 2015.
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
Texadian. The operating loss for our Texadian segment was $12.8 million for the year ended December 31, 2015, a decrease of $16.4 million compared to operating income of $3.6 million for the year ended December 31, 2014. The decrease in the profitability of this segment was primarily due to lower margins available for moving crude oil from Canada to the U.S. Gulf Coast due to market conditions which led to lower cash flows and resulted in impairment charges. As a result of these market conditions, we canceled the charter on barges used to move crude oil from Canada to the U.S Gulf Coast resulting in a $2.6 million impairment of intangible assets. These factors, along with the negative cash flows in 2015 and forecasted cash flows for 2016, also resulted in the recognition of a $7.0 million impairment of goodwill associated with the Texadian segment.
Adjusted Gross Margin
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Refining. For the year ended December 31, 2016, our refining Adjusted Gross Margin was approximately $139.1 million, a decrease of $53.3 million compared to $192.4 million for the year ended December 31, 2015. The decrease was primarily due to lower crack spreads and the turnaround at our Hawaii refinery in 2016. The 4-1-2-1 Mid Pacific crack spread decreased 40% from $8.31 per barrel for the year ended December 31, 2015 to $4.96 per barrel for the year ended December 31, 2016. The decrease in crack spreads was partially offset by improved crude oil differentials. The Mid Pacific crude oil differential increased 34% from $1.50 per barrel for the year ended December 31, 2015 to $2.01 per barrel for the year ended December 31, 2016. The decrease was also due to high feedstock costs driven by the purchase of higher-cost crude oil and the additional import of 8 thousand barrels per day of refined products to meet customer demand during the turnaround. Wyoming Refining contributed approximately $23.7 million of Adjusted Gross Margin to the refining segment for the year ended December 31, 2016.
Logistics. For the year ended December 31, 2016, our logistics Adjusted Gross Margin was approximately $37.3 million, an increase of $3.3 million compared to $34.0 million for the year ended December 31, 2015. The increase was primarily driven by the WRC Acquisition, which contributed approximately $5.1 million of Adjusted Gross Margin to the logistics segment for the year ended December 31, 2016.
Retail. For the year ended December 31, 2016, our retail Adjusted Gross Margin was approximately $69.9 million, an increase of $1.6 million compared to $68.3 million for the year ended December 31, 2015. The increase was driven by a 13% increase in sales volumes, which is primarily attributed to a full year of contribution by Mid Pac, which was acquired on April 1, 2015. This increase in volumes was offset by a decrease of 9% in sales prices that caused a compression in retail fuel margins (sales price of fuel charged to retail customers “at the pump” minus cost of fuel paid to our suppliers) as costs did not decrease at the same rate as prices.

Texadian. For the year ended December 31, 2016, our Texadian Adjusted Gross Margin was a loss of approximately $4.6 million, a decrease of $4.4 million compared to a loss of approximately $0.2 million for the year ended December 31, 2015. The decrease was primarily due to lower trading differentials on heavy Canadian crude oil and lower volumes as the Cushing/Hardisty trading differential decreased from $5.49 per barrel in the year ended December 31, 2015 to $4.43 per barrel in the year ended December 31, 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Refining. For the year ended December 31, 2015, our refining Adjusted Gross Margin was approximately $192.4 million, an increase of $108.5 million compared to $83.9 million for the year ended December 31, 2014. The increase was primarily due to an increase in refined product sales volumes of approximately 11%, lower production costs due to lower crude oil prices and improved crack spreads. In addition, our product mix for 2015 had a higher percentage of sales of higher margin products, particularly distillate and gasoline, compared to 2014.
Logistics. For the year ended December 31, 2015, our logistics Adjusted Gross Margin was approximately $34.0 million, an increase of $3.5 million when compared to $30.5 million for the year ended December 31, 2014. The increase was primarily due to an increase in throughput and on-island sales volumes of approximately 14% and 16% in 2015 as compared to 2014, respectively.
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
Discussion of Consolidated Results
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues. For the year ended December 31, 2016, revenues were $1.9 billion, a $0.2 billion decrease compared to $2.1 billion for the year ended December 31, 2015. The decrease was primarily due to reductions of $183.7 million and $91.4 million in third-party revenues at our refining and Texadian segments, respectively, as a result of global declines in crude oil prices. Brent crude oil prices averaged $45.14 per barrel in the year ended December 31, 2016 compared to $53.58 per barrel in the year ended December 31, 2015, with similar decreases experienced for WTI crude oil prices. The decrease in oil prices was partially offset by the acquisition of Wyoming Refining on July 14, 2016, which contributed revenues of $168.6 million to the refining segment for the year ended December 31, 2016. Revenues in our retail segment increased $6.9 million primarily driven by a full year of Mid Pac operations, which contributed revenues for the retail segment of $124.1 million and $93.3 million for the years ended December 31, 2016 and 2015, respectively. The increase in retail revenues related to Mid Pac was partially offset by a decrease of 9% in sales prices.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2016, cost of revenues (excluding depreciation), was $1.6 billion, a $0.2 billion decrease compared to $1.8 billion for the year ended December 31, 2015. The decrease was primarily due to reductions of $138.7 million and $92.7 million at our refining and Texadian segments, respectively, as a result of global declines in crude oil prices as discussed above. The decrease in crude oil prices was offset by high feedstock costs driven by higher-cost crude oil and the additional import of 8 thousand barrels per day in refined products during the turnaround. Wyoming Refining contributed cost of revenues (excluding depreciation) of $145.9 million to the refining segment for the year ended December 31, 2016. Cost of revenues (excluding depreciation) in our retail segment increased $5.3 million primarily driven by a full year of Mid Pac operations, which contributed cost of revenues (excluding depreciation) for the retail segment of $92.5 million and $69.7 million for the years ended December 31, 2016 and 2015, respectively. The increase in cost of revenues (excluding depreciation) in our retail segment related to Mid Pac was partially offset by a decrease of 9% in the cost of refined product resulting from the global declines in crude oil prices as discussed above.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2016, operating expense (excluding depreciation) was approximately $166.1 million, an increase of $29.8 million compared to $136.3 million for the year ended December 31, 2015. The increase was primarily due to the acquisition of Wyoming Refining and a full year of Mid Pac operations that contributed $16.8 million and $5.0 million to the increase in operating expense (excluding depreciation), respectively. Additionally, we chartered a new barge in 2016 that increased operating expense (excluding depreciation) by $2.0 million and repair and maintenance expense increased $4.6 million in connection with the Hawaii subsea pipeline and the turnaround of our Hawaii refinery. The increases were partially offset by a curtailment gain related to our Wyoming Refining pension plan of $3.1 million for the year ended December 31, 2016.
Lease Operating Expense. For the year ended December 31, 2016, lease operating expense was approximately $0.1 million, a decrease of $5.2 million compared to $5.3 million for the year ended December 31, 2015. The decrease was primarily due to shutting in operations at the Point Arguello Unit in offshore California during the third quarter of 2015.
Depreciation, Depletion and Amortization. For the year ended December 31, 2016, DD&A expense was approximately $31.6 million, an increase of $11.7 million compared to $19.9 million for the year ended December 31, 2015. The increase was primarily due to DD&A of assets acquired as part of the Wyoming Refining acquisition on July 14, 2016 and a full year of Mid Pac operations. Wyoming Refining contributed $6.8 million of DD&A expense for the year ended December 31, 2016. Mid Pac contributed $6.0 million and $4.3 million of DD&A expense for the years ended December 31, 2016 and 2015, respectively. Additionally, we recognized amortization of deferred turnaround expenditures of $3.9 million for the year ended December 31, 2016.
Impairment Expense. For the year ended December 31, 2015, we recorded impairment charges of $9.6 million related to goodwill and intangible assets in our Texadian segment. There was no impairment expense for the year ended December 31, 2016.
General and Administrative Expense. For the year ended December 31, 2016, general and administrative expense was approximately $42.1 million, a decrease of $2.2 million compared to $44.3 million for the year ended December 31, 2015. The decrease is primarily due to lower compensation costs.
Acquisition and Integration Expense. For the year ended December 31, 2016, acquisition and integration expense was approximately $5.3 million, an increase of $3.3 million compared to $2.0 million for the year ended December 31, 2015. The increase was primarily due to the WRC Acquisition being completed in July 2016 and additional costs incurred in 2016 related to Mid Pac.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2016, our interest expense and financing costs were approximately $28.5 million, an increase of $8.3 million compared to $20.2 million for the year ended December 31, 2015. The increase was primarily due to interest expense and financing costs of approximately $3.0 million related to the Bridge Notes, interest expense of $3.0 million associated with our 5.00% Convertible Senior Notes issued during the second quarter of 2016, interest expense of $3.9 million related to the Par Wyoming Holdings Credit Agreement and interest expense of $1.3 million related to debt assumed in connection with the acquisition of Wyoming Refining. These increases were partially offset by a $2.7 million gain on interest rate swaps for the year ended December 31, 2016. We entered into interest rate swaps contracts in February 2016 to manage our interest rate risk.
Change in Value of Common Stock Warrants. For the year ended December 31, 2016, the change in value of common stock warrants resulted in a gain of approximately $3.0 million, a change of $6.7 million compared to a loss of $3.7 million for the year ended December 31, 2015. For the year ended December 31, 2016, our stock price decreased from $23.54 per share as of December 31, 2015 to $14.54 per share as of December 31, 2016 which resulted in a decrease in the fair value of the common stock warrants. During the year ended December 31, 2015, our stock price increased from $16.25 per share on December 31, 2014 to $23.54 per share on December 31, 2015, which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the year ended December 31, 2016, the change in value of our contingent consideration liability resulted in a gain of approximately $10.8 million, a change of $29.3 million compared to a loss of $18.5 million for the year ended December 31, 2015. The contingent consideration relates to the acquisition of PHR which occurred on September 25, 2013 and the change in value was due to a decrease in cash flows related to PHR for 2016 as a result of lower crack spreads.
Loss on Termination of Financing Agreements. For the year ended December 31, 2015, our loss on the termination of financing agreements was approximately $19.7 million, which primarily consists of a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreements and a loss of $1.8 million on the termination of the asset-based senior secured revolving credit facility with PHR (the "HIE ABL Facility"). The loss of $17.4 million on the termination of the Supply and Exchange Agreements consists of a loss of $13.3 million for the cash settlement value of the liability and a loss of $5.6 million for the acceleration of deferred financing costs, partially offset by a $1.5 million exit fee received from Barclays. The loss on the termination of the HIE ABL Facility consisted of the accelerated amortization of deferred financing costs. No such loss was incurred in 2016.

Equity Losses From Laramie Energy. For the year ended December 31, 2016, equity losses from Laramie were approximately $22.4 million, a decrease in the loss of $33.6 million compared to equity losses of $56.0 million for the year ended December 31, 2015. The decrease in the loss was primarily due to an impairment of $41.1 million on our equity investment of Laramie Energy in 2015. No such impairment was incurred in 2016. This was offset by higher losses on Laramie Energy's commodity derivative instruments in the year ended December 31, 2016 compared to the same period in 2015.
Income Taxes. For the year ended December 31, 2016, we recorded an income tax benefit of $7.9 million primarily due to the release of $8.6 million of our valuation allowance as we expect to be able to utilize a portion of our net operating loss ("NOL") carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of our 5.00% Convertible Senior Notes. For the year ended December 31, 2015, we recorded an income tax benefit of $16.8 million primarily due to the release of $16.8 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income of Mid Pac.
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

Depreciation, Depletion and Amortization.  For the year ended December 31, 2015, DD&A expense was approximately $19.9 million, an increase of $5.0 million compared to $14.9 million for the year ended December 31, 2014. The increase was primarily due to $4.3 million of DD&A on assets acquired as part of the Mid Pac acquisition on April 1, 2015 and various capital projects put in service in 2014 as we built our back office support and information technology systems, partially offset by $2.1 million lower depletion expense for Point Arguello due to the asset being fully impaired as of December 31, 2014 and $1.1 million lower amortization of intangible assets due to certain assets being fully amortized as of December 31, 2014.
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

General and Administrative Expense.  For the year ended December 31, 2015, general and administrative expense was approximately $44.3 million, an increase of $10.0 million when compared to $34.3 million for the year ended December 31, 2014. The increase was primarily due to an increase in compensation and consulting costs. The increase in compensation costs was due to building our back office support as we exited the transition services agreement with Tesoro. Previously, the costs incurred under the transition services agreement were included in Acquisition and integration expense. In 2014, our consulting costs primarily related to acquisition and integration activities; however, in 2015, our consulting costs were included in general and administrative expense as they primarily related to system modifications and process improvements related to the Supply and Offtake Agreements.
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
Loss on Termination of Financing Agreements. For the year ended December 31, 2015, our loss on the termination of financing agreements was approximately $19.7 million, which primarily consists of a loss of $17.4 million on the termination of the Barclays Supply and Exchange Agreement and a loss of $1.8 million on the termination of the HIE ABL Facility. The loss of $17.4 million on the termination of the Supply and Exchange Agreement consists of a loss of $13.3 million for the cash settlement value of the liability and recognition of $5.6 million of deferred financing costs, partially offset by a $1.5 million exit fee received from Barclays. The loss on the termination of the HIE ABL Facility consisted of the recognition of deferred financing costs. For the year ended December 31, 2014, our loss on the termination of financing agreements was approximately $1.8 million as a result of our termination of our bridge loan agreement entered into in 2014. Please read Note 11—Debt to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
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
Equity Earnings (Losses) From Laramie Energy. For the year ended December 31, 2015, losses from Laramie Energy were approximately $56.0 million, a change of $58.8 million compared to earnings of $2.8 million for the year ended December 31, 2014. The decrease is due to losses recognized by Laramie Energy for the year ended December 31, 2015 due to lower sales prices for natural gas and condensate and an impairment of $41.1 million on our equity investment in Laramie Energy in 2015. Please read Note 3—Investment in Laramie Energy, LLC to the consolidated financial statements under Item 8 of this Form 10-K for further discussion.
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
    The following tables summarize our liquidity position as of February 28, 2017 and December 31, 2016 (in thousands):

February 28, 2017	Par Hawaii Refining	Wyoming Refining	Texadian	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$10,104	$92	$1,347	$16,541	$4,658	$32,742
Revolver availability	—	12,140	—	5,000	—	17,140
Deferred Payment Arrangement availability (1)	56,691	—	—	—	—	56,691
Total available liquidity	$66,795	$12,232	$1,347	$21,541	$4,658	$106,573

December 31, 2016	Par Hawaii Refining	Wyoming Refining	Texadian	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$19,792	$3,142	$194	$14,296	$10,348	$47,772
Revolver availability	—	23,230	—	5,000	—	28,230
Deferred Payment Arrangement availability (1)	16,049	—	—	—	—	$16,049
Total available liquidity	$35,841	$26,372	$194	$19,296	$10,348	$92,051
________________________________________________________

(1)	Please read Note 10—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.

(2)	Includes HIE Retail, LLC and Mid Pac, which are parties to a credit agreement with KeyBank, as agent, and certain lenders (the "Hawaii Retail Credit Facilities").
The change in our liquidity position from December 31, 2016 to February 28, 2017 was primarily attributable to strong cash flows from operations in our refining and retail segments.
As of December 31, 2016, we had access to a deferred payment arrangement with J. Aron, the Hawaii Retail Credit Facilities, a revolving credit facility under the Wyoming Refining Credit Facilities and cash on hand of $47.8 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions and cash capital contributions to Laramie Energy.
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
Rights Offerings
On September 22, 2016, we issued approximately 4 million shares of our common stock to certain investors at a purchase price of $12.25 per share (the "Rights Offering"). The gross proceeds from the Rights Offering were approximately $49.9 million, before deducting expenses of approximately $0.9 million, for net proceeds of approximately $49 million. The net proceeds from the Rights Offering were used to repay all accrued and unpaid interest and a portion of the outstanding principal amount on our Bridge Notes. Please read Note 11—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our Bridge Notes.
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

Registered Direct Offering
On November 25, 2015, we issued an aggregate of 3.4 million shares of our common stock to certain pre-existing investors and other investors in a registered direct offering at a purchase price of $22.00 per share. The total gross proceeds from the offering were approximately $74.8 million, before deducting expenses of approximately $1.0 million, for net proceeds of approximately $73.8 million.
Debt Activity
We had the following significant debt issuances and amendments during the years ended December 31, 2016, 2015 and 2014:

•
On July 14, 2016, in connection with the WRC Acquisition, Par Wyoming Holdings, LLC, our indirect wholly owned subsidiary, entered into the Par Wyoming Holdings Credit Agreement with certain lenders and Chambers Energy Management, LP, as agent, which provides for a single advance secured term loan to our subsidiary in the amount of $65.0 million (the "Par Wyoming Holdings Term Loan") at the closing of the WRC Acquisition. The proceeds of the Par Wyoming Holdings Term Loan were used to pay a portion of the consideration for the WRC Acquisition, to pay certain fees and closing costs, and for general corporate purposes. The Par Wyoming Holdings Term Loan matures and is fully payable on July 14, 2021 and may be prepaid, subject to the terms and requirements set forth in the Par Wyoming Holdings Credit Agreement.

•
On July 14, 2016, in connection with the WRC Acquisition, we assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. The Wyoming Refining Credit Facilities also provide for a revolving credit facility in the maximum principal amount at any time outstanding of $30.0 million, subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit. The Wyoming Refining Credit Facilities mature on April 30, 2018.

•
On July 14, 2016, we issued approximately $52.6 million in aggregate principal amount of the Bridge Notes in a private offering pursuant to the terms of a note purchase agreement (the “Note Purchase Agreement”) entered into among the purchasers of the Bridge Notes and us. The net proceeds from the sale of the Bridge Notes of $50.0 million were used to fund a portion of the consideration for the WRC Acquisition. On September 22, 2016, we used the net proceeds from the Rights Offering to repay all accrued and unpaid interest and a portion of the outstanding principal amount on the Bridge Notes. The remaining $3.1 million aggregate principal amount and $0.3 million unpaid interest of the Bridge Notes was mandatorily converted into 272,733 shares of our common stock based on a conversion price of $12.25 per share.

•
On June 21, 2016 and June 27, 2016, we completed the issuance and sale of an aggregate $115.0 million principal amount of the 5.00% Convertible Senior Notes in a private placement under Rule 144A (the "Notes Offering"). The Notes Offering included the exercise in full of an option to purchase an additional $15 million in aggregate principal amount of the 5.00% Convertible Senior Notes granted to the initial purchasers. The net proceeds of $111.6 million (net of original issue discount of 3%) from the sale of the 5.00% Convertible Senior Notes were used to finance a portion of the WRC Acquisition, to repay $5 million in principal amount of the Term Loan and for general corporate purposes.

•
On December 17, 2015, HIE Retail and Mid Pac entered into the Hawaii Retail Credit Facilities in the form of a revolving credit facility up to $5.0 million ("Hawaii Retail Revolving Credit Facilities"), which provides for revolving loans and for the issuance of letters of credit and term loans (“Hawaii Retail Term Loans”) in the aggregate principal amount of $110 million. The proceeds of the Hawaii Retail Term Loans were used to repay existing indebtedness under HIE Retail and Mid Pac's then existing credit agreements, to pay transaction fees and expenses and to facilitate a cash distribution to us.

•
On April 1, 2015, PHI and Mid Pac, and their subsidiaries as guarantors, entered into the Mid Pac Credit Agreement, in the form of a senior secured term loan in the principal amount of $50 million and a senior secured revolving line of credit in the aggregate principal amount of up to $5 million. We borrowed the full amount of the term and revolving loans at the closing. The proceeds of the loans were used to repay certain existing debt of PHI and Mid Pac totaling $45.3 million, pay a portion of the PHI acquisition consideration and for general corporate purposes. We repaid in full and terminated the Mid Pac Credit Agreement upon entering into the Hawaii Retail Credit Facilities.

•
On February 20, 2015, Texadian Energy, Inc. ("TEI") and its wholly owned subsidiary Texadian Energy Canada Limited amended and restated their uncommitted credit agreement. The amended agreement increased the uncommitted loans and letters of credit capacity to $200 million and extended the maturity date. The agreement expired in February 2016.

•
On July 11, 2014, we and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement ("Credit Agreement"), amending and restating a previous borrowing arrangement with the lenders, to provide us with a term loan of up to $50.0 million ("Term Loan") and a bridge loan of up to $75.0 million ("Bridge Loan"). In July 28, 2014, the Credit Agreement was amended and we borrowed an additional $35.0 million ("Advance") under the Term Loan. Upon the execution of the Hawaii Retail Credit Facilities on December 17, 2015, we repaid the full amount outstanding under the Advance on December 22, 2015.

•
On November 14, 2013, HIE Retail entered into a Credit Agreement (“Retail Credit Agreement”) in the form of a senior secured loan of up to $30.0 million and a senior secured revolving line of credit of up to $5.0 million. On May 15, 2015, HIE Retail entered into an amendment to the Retail Credit Agreement that terminated the retail revolver, extended the maturity date of the then existing term loan until March 31, 2022 and provided additional term loan borrowings of up to $7.9 million, on the same terms as the then existing term loan. We repaid in full and terminated the Retail Credit Agreement in December 2015 upon entering into the Hawaii Retail Credit Facilities.

Please read Note 11—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our debt agreements.
Cash Flows
The following table summarizes cash activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$(23,891)	$132,358	$(54,604)
Net cash used in investing activities	(286,243)	(114,205)	(24,299)
Net cash provided by (used in) financing activities	190,118	60,425	130,052
Net cash used in operating activities was approximately $23.9 million for the year ended December 31, 2016, which resulted from a net loss of approximately $45.8 million offset by non-cash charges to operations of approximately $41.6 million and net cash used for changes in operating assets and liabilities of approximately $19.7 million. Net cash provided by operating activities was approximately $132.4 million for the year ended December 31, 2015, which resulted from a net loss of approximately $39.9 million offset by non-cash charges to operations of approximately $133.8 million and net cash provided by changes in operating assets and liabilities of approximately $38.5 million. Net cash used in operating activities was approximately $54.6 million for the year ended December 31, 2014, which resulted from a net loss of approximately $47.0 million offset by non-cash charges to operations of approximately $23.3 million and net cash used for changes in operating assets and liabilities of approximately $30.9 million.
For the year ended December 31, 2016, net cash used in investing activities was approximately $286.2 million and primarily related to $209.2 million for the acquisition of WRC, an investment in Laramie Energy of $55.0 million and additions to property and equipment totaling approximately $24.8 million. Net cash used in investing activities was approximately $114.2 million for the year ended December 31, 2015 and was primarily related to $64.3 million for the acquisition of Mid Pac, an investment in Laramie Energy of $27.5 million and additions to property and equipment totaling approximately $22.3 million. Net cash used in investing activities was approximately $24.3 million for the year ended December 31, 2014 and was primarily related to the Mid Pac acquisition deposit of $10.0 million and additions to property and equipment totaling approximately $7.8 million.
Net cash provided by financing activities for the year ended December 31, 2016 was approximately $190.1 million and consisted primarily of proceeds from net borrowings and deferred payment arrangement of $160.5 million and the sale of common stock totaling $49.0 million offset by a contingent consideration settlement of $12.0 million and deferred loan costs of $6.9 million. Net cash provided by financing activities for the year ended December 31, 2015 of approximately $60.4 million consisted primarily of proceeds from the sale of common stock totaling $76.1 million and net proceeds from inventory financing agreements of $13.2 million, offset net repayments of borrowings and deferred payment arrangement of $20.5 million and deferred loan costs of $7.3 million. Net cash provided by financing activities for the year ended December 31, 2014 of approximately $130.1 million consisted primarily of proceeds from the sale of common stock totaling approximately $103.9 million and $26.0 million of borrowings under the Term Loan which were used to fund the Mid Pac acquisition deposit and general corporate and working capital purposes.

Capital Expenditures
Our capital expenditures, excluding acquisitions, for the year ended December 31, 2016, totaled approximately $24.8 million and were primarily related to our Hawaii refinery and information technology systems. In addition, our expenditures related to the Hawaii turnaround totaled approximately $32.7 million. We also funded approximately $55.0 million for investments in Laramie Energy. Our capital expenditure budget for 2017, including major maintenance costs, ranges from $40 to $45 million and primarily relates to projects to improve the reliability and efficiency of our refineries and enhancements to our information technology systems.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Contractual Obligations
         We have various contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. The following table summarizes our contractual obligations as of December 31, 2016. Cash obligations reflected in the table below are not discounted.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (including current portion)	$400,420	$20,286	$135,490	$204,325	$40,319
Interest payments on debt	90,841	25,159	38,886	25,042	1,754
Operating leases	116,067	42,513	27,975	12,791	32,788
Capital leases	2,746	957	1,566	223	—
Purchase commitments	398,951	391,307	7,368	276	—
Long-Term Debt (including Current Portion). Long-term debt includes the scheduled principal payments related to our outstanding debt obligations and letters of credit. Please read Note 11—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Interest Payments on Debt. Interest payments on debt represent estimated periodic interest payment obligations associated with our outstanding debt obligations using interest rates in effect as of December 31, 2016. Please read Note 11—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Operating Leases. Operating leases include minimum lease payment obligations associated with certain retail sites, office space and office equipment leases. Also included in operating leases are two charter agreements associated with our logistics operations.
Capital Leases. Capital leases include minimum lease payment obligations associated with certain retail sites.
Purchase Commitments. Primarily consists of contracts executed as of December 31, 2016 for the purchase of crude oil for use at our Hawaii refinery that are scheduled for delivery in 2017.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties. Please read Note 10—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
Regulation of Greenhouse Gases
The EPA has begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
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
In 2007, the state of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The Hawaii refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and we anticipate the Hawaii refinery will be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
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
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Consequently, qualified Renewable Identification Numbers (“RINS”) will be required to fulfill the federal mandate for renewable fuels.

In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline. The effective date for the new standard, January 1, 2017, gives refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. PHR submitted its application to the EPA for small volume refinery status on December 30, 2014 and the EPA approved the application on September 9, 2015. However, PHR exceeded the 75 thousand barrel average aggregate daily crude oil throughput limit for small volume refineries in 2015 and was therefore disqualified from small volume refinery effective as of June 21, 2016. PHR is required to comply with Tier 3 gasoline standards within 30 months of this date. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refinery and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization ("IMO") standards and deadline. The more stringent standards apply universally to both U.S. and foreign flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area ("ECA"). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refinery is capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refinery remains in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Wyoming Refinery. Our Wyoming refinery is subject to a number of consent decrees, orders and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Please read Note 14—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Agreement. On September 25, 2013 (“Closing Date”), Par Petroleum, LLC (formerly known as Hawaii Pacific Energy), a wholly owned subsidiary of Par created for purposes of the acquisition of PHR, Tesoro and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree. Please read Note 14—Commitments and Contingencies to our consolidated financial statements under Item 8 and Legal Proceedings under Item 3 of this Form 10-K for more information.
Bankruptcy Matters. We emerged from the reorganization of Delta Petroleum on August 31, 2012 ("Emergence Date") when the plan of reorganization ("Plan") was consummated. On the Emergence Date, we formed the Delta Petroleum General Recovery Trust (“General Trust”). The General Trust was formed to pursue certain litigation against third parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims or causes of action under the U.S. Bankruptcy Code and other claims and potential claims that the Debtors hold against third parties. The General Trust was funded with $1 million each pursuant to the Plan. Please read “Item 1. — Business — Bankruptcy and Plan of Reorganization” of this Form 10-K for more information.
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
In addition, with our Texadian and logistics segments, we have various agreements to lease storage facilities, primarily along the Mississippi River, railcars, and towboats and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and the related rental fees are charged to expense over the lease term as they become payable. The leases generally range in duration of five years or less and contain lease renewal options at fair value. Our railcar leases contain an empty mileage indemnification provision whereby if the empty mileage exceeds the loaded mileage, we are charged for the empty mileage at the rate established by the tariff of the railroad on which the empty miles accrued.

Minimum annual lease payments extending to 2044 for operating leases to which we are legally obligated and having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2017	$42,513
2018	16,309
2019	11,666
2020	6,932
2021	5,859
Thereafter	32,788
Total minimum rental payments	$116,067
Capital Leases. We have capital lease obligations related primarily to the leases of five retail stations with initial terms of 17 years, with four five-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2017	$957
2018	863
2019	703
2020	167
2021	56
Thereafter	—
Total minimum lease payments	$2,746
Less amount representing interest	183
Total minimum rental payments	$2,563
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2016.
 Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based on the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2—Summary of Significant Accounting Policies to our audited consolidated financial statements under Item 8 of this Form 10-K. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis, including those related to fair value, impairments, natural gas and crude oil reserves, bad debts, natural gas and oil properties, income taxes, derivatives, contingencies and litigation and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out accounting method. We value merchandise along with spare parts, materials and supplies at average cost. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for the sales.
Our refining segment acquires substantially all of its crude oil from J. Aron under procurement contracts. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period. Please read Note 10—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
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
We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted, readily observable quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Please read Note 13—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
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
At December 31, 2015, we conducted an impairment test related to our equity investment in Laramie Energy. As a result of the decline in commodity prices during 2015, we concluded that our equity investment in Laramie Energy was impaired and recognized an other-than-temporary impairment charge of $41.1 million on our consolidated statement of operations for the year ended December 31, 2015. We primarily used a market approach to determine the fair value of our equity investment in Laramie Energy as of December 31, 2015. During 2016, there was no impairment recorded in connection with our investment in Laramie Energy.
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
We recognize assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis. Beginning with the first quarter 2016, we estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock. As of December 31, 2016, the earn-out period was complete and our estimated liability no longer relies on forecasts and simulations. In the valuation of the liability for the contingent consideration ("earn-out") to be paid for the acquisition of PHR and for our outstanding warrants as of December 31, 2015, we used simulation models that required management to estimate future gross margin, gross margin volatility, expected volatility of our stock price and a present value factor. Different estimates would result in a change in the fair value of the amounts presented in our consolidated financial statements.
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
In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. We have accounted for our obligation to repurchase crude oil and refined products from J.Aron at the termination of the Supply and Offtake Agreements as an embedded derivative. Additionally, we have determined that the redemption option and the related make-whole premium on our 5.00% Convertible Senior Notes represent an embedded derivative. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
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
Environmental Matters
We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and are presented within Other liabilities on our consolidated balance sheets. Environmental expenses are recorded in Operating expenses on our consolidated statements of operations.

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by commodity price volatility. Our revenues fluctuate with refined product prices and our cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 90 thousand barrels per day for the fourth quarter of 2016, would change annualized operating income by approximately $32.4 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange traded futures, options and over-the-counter ("OTC") swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory;

•	our fuel requirements for our Hawaii refinery; and

•	our exposure to crude oil price volatility in our Texadian segment.
Our Supply and Offtake Agreements with J.Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J.Aron. Please read Note 10—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales and inventory. Our open futures and OTC swaps expire at various dates through December 30, 2018. At December 31, 2016, these open commodity derivative contracts represent:

•	OTC swap purchases of 100 thousand barrels that economically hedge our crude oil and refined products inventory; and

•	futures purchases of 315 thousand barrels that economically hedge our sales of refined products.
Based on our net open positions at December 31, 2016, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of $600 thousand to the fair value of our derivative instruments and cost of revenues.
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. Assuming normal operating conditions, we consume approximately 90 thousand barrels per day of crude oil during the refining process at our Hawaii refinery. We internally consume approximately 3% of this throughput in the refining process which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by purchasing option collars and swaps at a rate of 52 thousand barrels per month through December 2017 and 20 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $53.00 per barrel to a ceiling of $60.84 per barrel. The OTC swaps have a weighted-average price of $46.45. We do not economically hedge our internally consumed fuel cost at our Wyoming refinery.
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
Interest Rate Risk
As of December 31, 2016, $223.4 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues (excluding depreciation) and interest expense of approximately $1.9 million and $2.6 million per year, respectively.
We utilize interest rate swaps, interest rate caps, interest rate collars or other similar contracts to manage our interest rate risk. As of December 31, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200.0 million. The interest rate swaps mature in February 2019 and March 2021.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and schedule required by this item are set forth beginning on page F-1.

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES
    None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

On July 14, 2016, the Company completed the acquisition of Wyoming Refining Company. The total assets and revenues of Wyoming Refining Company represented 32% and 9%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2016. The Company’s management has excluded Wyoming Refining Company from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pacific Holdings, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wyoming Refining Company, which was acquired on July 14, 2016 and whose financial statements constitute 32% of total assets and 9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting of Wyoming Refining Company. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 7, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2017

Item  9B. OTHER INFORMATION
On February 28, 2017, Par Pacific Holdings, Inc. issued a press release regarding financial results for the three and twelve months ended December 31, 2016. Upon subsequent review, it was determined that certain information concerning cash flows from operations was inaccurate.  In the Liquidity discussion included in the press release, cash used by operations for the year ended December 31, 2016 should have been $23.9 million, rather than $15.8 million. The initial disclosure did not include the financing cash flows associated with the Company's insurance premium financing arrangement. Therefore, cash flow from financing activities increased by the same amount as cash flow from operating activities was reduced.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.
Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.
Item  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2016.

PART IV
Item  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)
Consolidated Financial Statements (Included under Item 8). The Index to the Consolidated Financial Statements is included on page F-1 of this annual report on Form 10-K and is incorporated herein by reference.

	(2)	Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant

(b)		Index to Exhibits

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 13, 2012. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 7, 2012.**

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 8, 2012.**

2.3
Purchase and Sale Agreement dated as of December 31, 2012, by and among the Company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc. and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 3, 2013.**

2.4
Membership Interest Purchase Agreement dated as of June17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC Incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.**

2.5
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholders’ representative. Incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014.**

2.6
Amendment to Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholders’ representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.

2.7
Second Amendment to Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko'oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholder's representative. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2015.

2.8
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholders’ representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.**

2.9
Unit Purchase Agreement, dated as of June 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.**

2.10
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016.**

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

4.4	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 7, 2012.

4.5	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.****

4.6
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

4.7	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

4.8
Registration Rights Agreement, dated June 21, 2016, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.

4.9
Registration Rights Agreement dated as of July 14, 2016, by and among the Company and the purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

4.10
First Amendment to Registration Rights Agreement dated as of September 27, 2016, by and among the Company and the purchasers party thereof. Incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.11
Second Amendment to Registration Rights Agreement dated as of September 30, 2016, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.12
Third Amendment to Registration Rights Agreement dated as of October 7, 2016, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.13
Fourth Amendment to Registration Rights Agreement dated as of October 14, 2016, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.14
Fifth Amendment to Registration Rights Agreement dated as of October 21, 2016, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.15
Sixth Amendment to Registration Rights Agreement dated as of October 28, 2016 by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.16
Indenture dated June 21, 2016 between the Company and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.

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

10.4
Third Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC dated February 22, 2016, by and among Laramie Energy II, LLC, Par Piceance Energy Equity LLC and the other members party thereto. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 3, 2016.**

10.5
Credit Agreement dated as of June 4, 2012 among Piceance Energy, LLC, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Wells Fargo Bank, National Association, as syndication agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

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

10.11
Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2012.****

10.12
Letter Agreement dated as of September 17, 2013 but effective as of January 1, 2013, by and between Equity Group Investments and the Company. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.13
Environmental Agreement dated as of September 25, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.14
Employment Offer Letter with William Monteleone dated September 25, 2013. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.15
Award Notice of Restricted Stock with William Monteleone dated December 31, 2012. Incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.16
Award Notice of Restricted Stock with William Monteleone dated December 31, 2013. Incorporated by reference to Exhibit 10.49 to the Company’s Amendment No. 3 to Annual Report on Form 10-K/A filed on July 2, 2014.****

10.17	Employment Offer Letter with Christopher Micklas dated December 2, 2013. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.18	Award Notice of Restricted Stock with Christopher Micklas dated December 9, 2013. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.19	Stock Award with Christopher Micklas dated December 9, 2014. Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.20	Employment Offer Letter with Joseph Israel dated December 12, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2014.****

10.21	Award Notice of Restricted Stock with Joseph Israel dated January 5, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2015.****

10.22	Nonstatutory Stock Option Agreement with Joseph Israel dated January 5, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2015.****

10.23	Employment Offer Letter with James Matthew Vaughn dated July 3, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.24	Initial Award with James Matthew Vaughn dated November 5, 2014. Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.25	Stock Award with James Matthew Vaughn dated July 3, 2015. Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.26	Employment Offer Letter with Jim Yates dated March 10, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.27	Initial Award with Jim Yates dated May 8, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016.****

10.28
Restricted Stock Award between Par Pacific Holdings, Inc. and William Monteleone dated February 16, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.29
Stock Option Award between Par Pacific Holdings, Inc. and William Monteleone dated February 16, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.30
Restricted Stock Award between Par Pacific Holdings, Inc. and Christopher Micklas dated February 16, 2016. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.31
Stock Option Award between Par Pacific Holdings, Inc. and Christopher Micklas dated February 16, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.32
Restricted Stock Award between Par Pacific Holdings, Inc. and James Matthew Vaughn dated February 16, 2016. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.33
Stock Option Award between Par Pacific Holdings, Inc. and James Matthew Vaughn dated February 16, 2016. Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.34
Restricted Stock Award between Par Pacific Holdings, Inc. and Jim Yates dated February 16, 2016. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.35
Stock Option Award between Par Pacific Holdings, Inc. and Jim Yates dated February 16, 2016. Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016.****

10.36	Form of Subscription and Lock-Up Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.37	Form of Award of Restricted Stock (Stock Purchase Plan). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.38	Form of Nonstatutory Stock Option Agreement (Stock Purchase Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.39
Par Petroleum Corporation Discretionary Long Term Incentive Plan for 2014 dated June 12, 2014. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.40	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.41	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.42	Par Petroleum Corporation NAV (Net Asset Value) Unit Plan dated June 12, 2014. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.43	Form of NAV Units Plan Award. Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.44	Par Petroleum Corporation Directors’ Deferred Compensation Plan dated June 12, 2014. Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.45	Deferral Election Form. Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2014.****

10.46
Third Amendment to Delayed Draw Term Loan and Bridge Credit Agreement dated as of March 11, 2015, by and among the Company, the Guarantors party thereto, the Term Lenders party thereto and Jefferies Finance LLC, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.47
Credit Agreement dated as of April 1, 2015, by and among Koko’oha Investments, Inc., Mid Pac Petroleum, LLC, Bank of Hawaii and the other lenders party thereto, and Bank of Hawaii, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.48
Pledge Agreement dated as of April 1, 2015, by Hawaii Pacific Energy, LLC in favor of Jefferies Finance LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

10.49	Limited Recourse Guaranty dated as of April 1, 2015, by Hawaii Pacific Energy, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

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

10.52	Form of Award of Restricted Stock (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.53	Form of Award of Restricted Stock Units (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.54	Form of Nonstatutory Stock Option Agreement (Discretionary Long Term Incentive Plan). Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.****

10.55
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

10.56	Par Petroleum (and subsidiaries) Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015.****

10.57
Letter Agreement dated as of December 30, 2014, among HIE Retail, LLC, Bank of Hawaii, American Savings Bank, F.S.B. and Central Pacific Bank. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015.

10.58
Second Amendment to Credit Agreement dated as of May 15, 2015, among HIE Retail, LLC, Hawaii Pacific Energy, LLC, Bank of Hawaii, American Savings Bank, F.S.B., Central Pacific Bank, and Bank of Hawaii, as administrative and collateral agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 15, 2015.

10.59
Supply and Offtake Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.60
Storage Facilities Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.61
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

10.67	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 14, 2015.****

10.68	Initial Award with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 14, 2015.****

10.69	Amendment to Employment Offer Letter with Joseph Israel dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 14, 2015.****

10.70
Credit Agreement, dated as of December 17, 2015, among Mid Pac Petroleum, LLC, HIE Retail, LLC, the Subsidiary Guarantors party thereto, the lending institutions named therein, and KeyBank National Association, as the administrative agent and as a letter of credit issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2015.

10.71
Sixth Amendment to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of December 17, 2015, among Par Pacific Holdings, Inc., the Guarantors party thereto, the Term Lenders party thereto and Jefferies Finance LLC, as administrative agent for the lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2015.

10.72
Seventh Amendment, Consent and Waiver to Delayed Draw Term Loan and Bridge Credit Agreement, dated as of June 15, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

10.73
First Amendment to Seventh Amendment, Consent and Waiver to Delayed Draw Term Loan and Bridge Loan Credit Agreement dated as of July 14, 2016, by and among the Company, the Guarantors party thereto and the Term Lenders party thereto. Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

10.74
Unit Purchase Agreement dated February 22, 2016, by and among Laramie Energy, LLC, Par Piceance Energy Equity LLC, and the other parties thereto. Incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K filed on March 3, 2016.**

10.75
Equity Commitment Letter dated December 17, 2015, by and between Par Pacific Holdings, Inc. and Piceance Energy, LLC. Incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K filed on March 3, 2016.**

10.76
Credit Agreement dated as of July 14, 2016, by and among Par Wyoming Holdings, LLC, the lenders party thereto, and Chambers Energy Management, LP, as agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.77
Third Amended and Restated Loan Agreement dated as of April 30, 2015, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.78
First Amendment to Third Amended and Restated Loan Agreement dated as of March 31, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.79
Second Amendment to Third Amended and Restated Loan Agreement dated as of May 25, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.80
Third Amendment to Third Amended and Restated Loan Agreement dated as of July 14, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.81
Fourth Amendment to Third Amended and Restated Loan Agreement dated as of July 14, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.82
Note Purchase Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc. and the purchasers named therein. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.83	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.84	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.*

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of Deloitte & Touche LLP related to the financial statements of Laramie Energy, LLC for the years ended December 31, 2016 and 2015.*

23.3	Consent of EKS&H LLLP*

23.4	Consent of Netherland, Sewell & Associates, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2016.*

99.2	Laramie Energy, LLC Financial Statements and Independent Auditors' Report, for the fiscal years ended December 31, 2016, 2015, and 2014.*

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Documents.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	Filed herewith.

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

***
These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

****	Management contract or compensatory plan or arrangement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pacific Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Laramie Energy, LLC, an equity method investee of the Company, for the year ended December 31, 2014. The Company’s interest in the net loss of Laramie Energy, LLC constituted 6% of consolidated net loss for the year ended December 31, 2014. The financial statements of Laramie Energy, LLC for the year ended December 31, 2014 were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Laramie Energy, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pacific Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 2017

Report of Independent Registered Public Accounting Firm

To the Members of
Laramie Energy, LLC
Denver, Colorado

We have audited the statement of operation, members’ equity, and cash flows of Laramie Energy, LLC (formerly Piceance Energy, LLC) (the “Company”) for the year ended December 31, 2014, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Laramie Energy, LLC for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

 /s/ EKS&H LLLP
EKS&H LLLP

February 27, 2015
Denver, Colorado

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$47,772	$167,788
Restricted cash	1,246	748
Trade accounts receivable	102,384	68,342
Inventories	198,326	219,437
Prepaid and other current assets	53,380	75,437
Total current assets	403,108	531,752
Property and equipment
Property, plant and equipment	499,867	220,863
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	500,989	221,985
Less accumulated depreciation and depletion	(49,727)	(26,845)
Property and equipment, net	451,262	195,140
Long-term assets
Investment in Laramie Energy, LLC	108,823	76,203
Intangible assets, net	29,912	34,368
Goodwill	105,732	41,327
Other long-term assets	46,596	13,471
Total assets	$1,145,433	$892,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,286	$11,000
Obligations under inventory financing agreements	225,135	237,709
Accounts payable	65,190	27,428
Current portion of contingent consideration	—	19,880
Other accrued liabilities	72,154	69,023
Total current liabilities	382,765	365,040
Long-term liabilities
Long-term debt, net of current maturities	350,110	154,212
Common stock warrants	5,134	8,096
Contingent consideration	—	7,701
Long-term capital lease obligations	1,780	1,175
Other liabilities	36,735	15,426
Total liabilities	776,524	551,650
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2016 and December 31, 2015, 45,533,913 shares and 41,009,924 shares issued at December 31, 2016 and December 31, 2015, respectively	455	410
Additional paid-in capital	587,057	515,165
Accumulated deficit	(220,799)	(174,964)
Accumulated other comprehensive income	2,196	—
Total stockholders’ equity	368,909	340,611
Total liabilities and stockholders’ equity	$1,145,433	$892,261
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues	$1,865,045	$2,066,337	$3,108,025

Operating expenses
Cost of revenues (excluding depreciation)	1,636,339	1,787,368	2,937,472
Operating expense (excluding depreciation)	166,069	136,338	140,900
Lease operating expense	147	5,283	5,673
Depreciation, depletion and amortization	31,617	19,918	14,897
Impairment expense	—	9,639	—
Loss on sale of assets, net	—	—	624
General and administrative expense	42,073	44,271	34,304
Acquisition and integration expense	5,294	2,006	11,687
Total operating expenses	1,881,539	2,004,823	3,145,557
Operating income (loss)	(16,494)	61,514	(37,532)

Other income (expense)
Interest expense and financing costs, net	(28,506)	(20,156)	(17,995)
Loss on termination of financing agreements	—	(19,669)	(1,788)
Other income (expense), net	(98)	(291)	(312)
Change in value of common stock warrants	2,962	(3,664)	4,433
Change in value of contingent consideration	10,770	(18,450)	2,849
Equity earnings (losses) from Laramie Energy, LLC	(22,381)	(55,983)	2,849
Total other income (expense), net	(37,253)	(118,213)	(9,964)

Loss before income taxes	(53,747)	(56,699)	(47,496)
Income tax benefit	7,912	16,788	455
Net loss	$(45,835)	$(39,911)	$(47,041)

Loss per share
Basic	$(1.08)	$(1.06)	$(1.44)
Diluted	$(1.08)	$(1.06)	$(1.44)
Weighted-average number of shares outstanding
Basic	42,349	37,678	32,739
Diluted	42,349	37,678	32,739

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(45,835)	$(39,911)	$(47,041)
Other comprehensive income (loss):
Reclassification of other post-retirement benefits loss to net income	—	1,082	—
Other post-retirement benefits income (loss)	2,196	(636)	(446)
Total other comprehensive income (loss)	2,196	446	(446)
Comprehensive loss	$(43,639)	$(39,465)	$(47,487)
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(45,835)	$(39,911)	$(47,041)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	31,617	19,918	14,897
Impairment expense	—	9,639	—
Loss on termination of financing agreements	—	19,669	1,788
Gain on termination of other post-retirement benefits	—	(5,550)	—
Non-cash interest expense	18,121	12,449	13,470
Change in value of common stock warrants	(2,962)	3,664	(4,433)
Change in value of contingent consideration	(10,770)	18,450	(2,849)
Deferred taxes	(7,935)	(16,489)	(257)
Loss on sale of assets, net	—	—	624
Stock-based compensation	6,625	5,165	3,970
Unrealized loss (gain) on derivative contracts	(15,479)	10,896	(1,015)
Equity losses from Laramie Energy, LLC	22,381	55,983	(2,849)
Net changes in operating assets and liabilities:
Trade accounts receivable	(17,162)	54,529	5,608
Collateral posted with broker for derivative transactions	18,212	(20,927)	—
Prepaid and other assets	447	(35,697)	(5,966)
Inventories	49,015	31,913	61,529
Deferred turnaround expenditures	(32,661)	—	—
Obligations under inventory financing agreements	(5,977)	34,845	(112,884)
Accounts payable and other accrued liabilities	(26,698)	(26,188)	20,804
Contingent consideration	(4,830)	—	—
Net cash provided by (used in) operating activities	(23,891)	132,358	(54,604)
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(209,183)	(64,331)	(10,582)
Capital expenditures	(24,833)	(22,345)	(14,300)
Proceeds from sale of assets	2,773	—	595
Investment in Laramie Energy, LLC	(55,000)	(27,529)	(12)
Net cash used in investing activities	(286,243)	(114,205)	(24,299)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	49,044	76,056	103,949
Proceeds from borrowings	354,682	208,158	363,620
Repayments of borrowings	(202,165)	(227,212)	(331,530)
Net borrowings (repayments) on deferred payment arrangement	8,027	(1,436)	—
Payment of deferred loan costs	(6,892)	(7,335)	(6,045)
Contingent consideration settlements	(11,980)	—	—
Proceeds from inventory financing agreements	—	271,000	—
Payments for termination of supply and exchange agreements	—	(257,811)	—
Other financing activities, net	(598)	(995)	58
Net cash provided by financing activities	190,118	60,425	130,052
Net increase (decrease) in cash and cash equivalents	(120,016)	78,578	51,149
Cash and cash equivalents at beginning of period	167,788	89,210	38,061
Cash and cash equivalents at end of period	$47,772	$167,788	$89,210
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(13,217)	$(6,891)	$(4,526)
Taxes	589	402	243
Non-cash investing and financing activities:
Accrued capital expenditures	$4,907	$2,102	$2,328
Stock issued used to settle bankruptcy claims	—	—	2,677
Value of warrants and debt reclassified to equity	3,084	7,691	786
Capital lease additions	1,575	216	337
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2014	30,151	$301	$315,975	$(88,012)	$—	$228,264
Reverse stock split	—	1	(1)	—	—	—
Issuance of common stock, net of offering costs of $237 thousand	6,525	65	103,884	—	—	103,949
Bankruptcy claim settlements	146	1	2,676	—	—	2,677
Exercise of common stock warrants	51	1	785	—	—	786
Stock-based compensation	196	2	3,968	—	—	3,970
Other comprehensive loss	—	—	—	—	(446)	(446)
Net loss	—	—	—	(47,041)	—	(47,041)
Balance, December 31, 2014	37,069	371	427,287	(135,053)	(446)	292,159
Issuance of common stock, net of offering costs of $1 million	3,500	35	76,021	—	—	76,056
Exercise of common stock warrants	404	4	7,726	—	—	7,730
Stock-based compensation	98	1	5,164	—	—	5,165
Purchase of common stock for retirement	(61)	(1)	(1,033)	—	—	(1,034)
Other comprehensive income	—	—	—	—	446	446
Net loss	—	—	—	(39,911)	—	(39,911)
Balance, December 31, 2015	41,010	410	515,165	(174,964)	—	340,611
Issuance of common stock, net of offering costs of $1.0 million	4,075	41	49,003	—	—	49,044
Stock-based compensation	218	3	6,622	—	—	6,625
Equity component of 5% Convertible Senior Notes due 2021, net of tax of $8.6 million	—	—	13,526	—	—	13,526
Conversion of Bridge Notes	273	2	3,338	—	—	3,340
Purchase of common stock for retirement	(42)	(1)	(597)	—	—	(598)
Other comprehensive income	—	—	—	—	2,196	2,196
Net loss	—	—	—	(45,835)	—	(45,835)
Balance, December 31, 2016	45,534	$455	$587,057	$(220,799)	$2,196	$368,909

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries ("Par" or the "Company") own, manage and maintain interests in energy and infrastructure businesses. Our strategy is to identify, acquire and operate energy and infrastructure companies with attractive competitive positions. Currently, we operate in three primary business segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ultra-low sulfur diesel, jet fuel and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel and retail merchandise throughout the islands of Oahu, Maui, Hawaii and Kauai. Our retail network includes Hele, Tesoro and "76" branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven and other sites operated by third parties.
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM") and trucking operations to distribute refined products throughout the island of Oahu as well as the neighboring islands of Maui, Hawaii, Molokai and Kauai. We own and operate a crude oil pipeline gathering system and related storage facilities in Wyoming and a refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota. Our Wyoming operations also include storage, loading racks and a rail siding at the refinery site. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
We own a 42.3% equity investment in Laramie Energy, LLC ("Laramie Energy"), a joint venture entity operated by Laramie Energy II, LLC ("Laramie") and focused on producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado.
In addition to the three operating segments described above, we have two reportable segments: (i) Texadian and (ii) Corporate and Other. Texadian focuses on sourcing, marketing, transporting and distributing crude oil and refined products in the U.S. and Canada. Corporate and Other includes administrative costs and several small non-operated oil and gas interests that were owned by our predecessor.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Allowance for Doubtful Accounts
We establish provisions for losses on trade receivables if it becomes probable that we will not collect all or part of the outstanding balances. We review collectibility and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2016 and 2015, we did not have a significant allowance for doubtful accounts.
Inventories
Commodity inventories are stated at the lower of cost or net realizable value using the first-in, first-out accounting method ("FIFO"). We value merchandise along with spare parts, materials and supplies at average cost.
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
We enter into refined product and crude oil exchange agreements with other oil companies. Exchanges receivable or payable are stated at cost and are presented within Trade accounts receivable and Accounts Payable on our consolidated balance sheets.
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
For the Years Ended December 31, 2016, 2015 and 2014

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
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in the period in which we have a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the liability. Our AROs arise from our refining, logistics and retail operations, as well as plugging and abandonment of wells within our natural gas and crude oil operations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value with accretion expense recognized in Depreciation, depletion and amortization ("DD&A") on our consolidated statements of operations and the related capitalized cost is depreciated over the asset’s useful life. The difference between the settlement amount and the recorded liability is recorded as a gain or loss on asset disposals in our consolidated statements of operations. We estimate settlement dates by considering our past practice, industry practice, contractual terms, management’s intent and estimated economic lives.
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
Deferred Turnaround Costs

Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2016, we recognized deferred turnaround costs of approximately $32.7 million. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.

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
For the Years Ended December 31, 2016, 2015 and 2014

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
Our intangible assets include relationships with customers, favorable railcar leases, trade names and trademarks. These intangible assets are amortized over their estimated useful lives on a straight-line basis. We evaluate the carrying value of our intangible assets when impairment indicators are present. When we believe impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of the intangible assets are prepared. If the projections indicate that their carrying values are not recoverable, we reduce the carrying values to their estimated fair values.
Environmental Matters
We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Usually, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value and are presented within Other liabilities on our consolidated balance sheets. Environmental expenses are recorded in Operating expenses on our consolidated statements of operations.
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
In addition, we may have other financial instruments, such as warrants or embedded debt features, that may be classified as liabilities when either (a) the holders possess rights to net cash settlement, (b) physical or net equity settlement is not in our control or (c) the instruments contain other provisions that cause us to conclude that they are not indexed to our equity. We have also accounted for our obligation to repurchase crude oil and refined products from J.Aron at the termination of the Supply and Offtake Agreements as an embedded derivative. Additionally, we have determined that the redemption option and the related make-whole premium on our 5.00% Convertible Senior Notes represent an embedded derivative. These liabilities were initially recorded at fair value and subsequently adjusted to fair value at the end of each reporting period through earnings.
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
For the Years Ended December 31, 2016, 2015 and 2014

of deferred tax assets is evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold is not met, a valuation allowance is recorded.
We recognize the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2013, 2014 and 2015. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
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
Certain transactions are recorded on a net basis and included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. These transactions include nonmonetary crude oil and refined product exchange transactions, certain crude oil buy/sell arrangements, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another.
Refining and Retail
We recognize revenues upon delivery of goods or services to a customer. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. We include transportation fees charged to customers in Revenues in our consolidated statements of operations, while the related transportation costs are included in Cost of revenues (excluding depreciation).
Federal excise and state motor fuel taxes, which are collected from customers and remitted to governmental agencies within our refining and retail segments are excluded from both Revenues and Cost of revenues (excluding depreciation) in our consolidated statements of operations.
Logistics
We recognize transportation and storage fees as services are provided to a customer. Substantially all of our logistics revenues represent intercompany transactions that are eliminated in consolidation.
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
Benefit Plans
We recognize an asset for the overfunded status or a liability for the underfunded status of our defined benefit pension plan. The funded status is recorded within Other long-term liabilities. Changes in the plan's funded status are recognized in Other comprehensive loss in the period the change occurs.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

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

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our policy is to recognize transfers in and/or out of fair value hierarchy levels as of the end of the reporting period for which the event or change in circumstances caused the transfer. We have consistently applied these valuation techniques for the periods presented. We use data from peers as well as external sources in the determination of the volatility and risk-free rates used in the valuation of our common stock warrants and contingent consideration. For these instruments, a sensitivity analysis is performed as well to determine the impact of inputs on the ending fair value estimate. The fair value of the J. Aron repurchase obligation derivative is measured using estimates of the prices and differentials assuming settlement at the end of the reporting period.
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
Accounting Principles Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the effective date of ASU 2015-09 by one year. ASU 2014-09 is now effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. Further amendments and technical corrections were made to ASU 2014-09 during 2016. ASU 2014-09 allows for either full retrospective adoption or modified retrospective adoption. We are in the process of performing a review of contracts in each of our revenue streams and developing accounting policies to address the provisions of the ASU. We have not finalized any estimates of the potential impacts of this ASU to our financial condition, results of operations and cash flows. We will adopt this ASU on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 changes the consolidation analysis required under GAAP by eliminating the presumption

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

that a general partner should consolidate a limited partnership and modifying the evaluation of whether limited partnerships are Variable Interest Entities ("VIEs") or voting interest entities. Under the amended guidance, limited partners would be required to consolidate a partnership if the limited partner retains certain powers and obligations. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 15, 2017. ASU 2015-02 allows for either full retrospective adoption or modified retrospective adoption. Early adoption is permitted, but the guidance must be applied as of the beginning of the annual period containing the adoption date. We do not expect the adoption of ASU 2015-02 to have a material impact on our financial condition, results of operations or cash flows.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for interim periods and fiscal years beginning after December 15, 2016. Early application is permitted and requires that adjustments be reflected as of the beginning of the fiscal year that includes the interim period of adoption. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial condition, results of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the current goodwill impairment test. Under ASU 2017-04, an entity is no longer required to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance in this ASU is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. This ASU should be applied prospectively from the date of adoption. This ASU will change the policy under which we perform our annual goodwill impairment assessment by eliminating Step 2 of the test.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Accounting Principles Adopted
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. We adopted this ASU as of December 31, 2016. The adoption of this ASU did not have a material impact on our financial condition, results of operations and cash flows.
Note 3—Investment in Laramie Energy, LLC
We have a 42.3% ownership interest in Laramie Energy, a joint venture entity focused on developing and producing natural gas in Garfield, Mesa and Rio Blanco Counties, Colorado. Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing base currently set at $170 million. As of December 31, 2016 and 2015, the balance outstanding on the revolving credit facility was approximately $117.5 million and $77.3 million, respectively. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
On March 9, 2015, we entered into an amendment to the Limited Liability Company Agreement and made a cash capital contribution of $13.8 million to Laramie Energy. On May 29, 2015, we made an additional cash capital contribution of $13.8 million. As a result of our contributions to Laramie Energy, our ownership interest increased from 33.34% to 34.0%.
On July 31, 2015, an unaffiliated third party invested an aggregate of $19 million in Laramie Energy in the form of cash and property. As a result of this transaction, our ownership interest decreased from 34.0% to 32.4%.
At December 31, 2015, we conducted an impairment test related to our equity investment in Laramie Energy. As a result of the decline in crude oil prices during 2015, we concluded that our equity investment in Laramie Energy was impaired and recognized an other-than-temporary impairment charge of $41.1 million on our consolidated statement of operations for the year ended December 31, 2015.
On March 1, 2016, Laramie Energy acquired and assumed operatorship of certain properties in the Piceance Basin for$157.5 million, subject to customary purchase price adjustments ("Laramie Purchase"). In connection with the Laramie Purchase, we acquired additional membership interests of Laramie Energy for an aggregate cash purchase price of $55.0 million. As a result of this transaction, our ownership interest in Laramie Energy increased from 32.4% to 42.3%.
The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$76,203	$104,657	$101,796
Equity earnings (loss) from Laramie Energy	(28,198)	(15,713)	2,278
Accretion of basis difference	5,818	811	571
Impairment	—	(41,081)	—
Investments	55,000	27,529	12
Ending balance	$108,823	$76,203	$104,657
Summarized financial information for Laramie Energy is as follows (in thousands):

	December 31,
	2016	2015
Current assets	$12,199	$8,511
Non-current assets	655,022	514,206
Current liabilities	58,067	18,158
Non-current liabilities	186,631	98,624

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
Natural gas and oil revenues	$104,826	$42,870	$80,471
Income (loss) from operations	(27,325)	(40,984)	3,512
Net income (loss)	(61,849)	(49,159)	6,576
Laramie Energy's net loss for the year ended December 31, 2016 includes $42.7 million and $34.5 million of DD&A expense and unrealized losses on derivative instruments, respectively. Laramie Energy's net loss for the year ended December 31, 2015 includes $24.6 million and $16.6 million of DD&A expense and unrealized losses on derivative instruments, respectively. Additionally, 2015 includes $12.3 million of impairments of unproved properties. Laramie Energy's net loss for the year ended December 31, 2014 includes $32.8 million and $9.8 million of DD&A expense and unrealized gains on derivative instruments, respectively.
At December 31, 2016 and 2015, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $67.8 million and $55.4 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Wyoming Refining Company Acquisition
On June 14, 2016, Par Wyoming, LLC, a wholly owned subsidiary of Par, entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and indirectly Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the "WRC Acquisition"). Wyoming Refining owns and operates a refinery and related logistics assets in Newcastle, Wyoming.
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $209.4 million, including a deposit of $5.0 million paid in June 2016, and assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million. The consideration was paid with funds received from the issuance of our 2.50% convertible subordinated bridge notes (the "Bridge Notes"), cash on hand, which included the net proceeds from our June 2016 issuance and sale of an aggregate of $115 million principal amount of 5.00% convertible senior notes due 2021 (the "5.00% Convertible Senior Notes") and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the "Par Wyoming Holdings Credit Agreement"). Please read Note 11—Debt for further information on the Bridge Notes, the 5.00% Convertible Senior Notes and the Par Wyoming Holdings Credit Agreement.
We accounted for the WRC Acquisition as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Wyoming Refining and utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. Goodwill recognized as a result of the WRC Acquisition is expected to be deductible for income tax reporting purposes.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the WRC Acquisition is as follows (in thousands):

Cash	$183
Accounts receivable	16,880
Inventories	27,904
Prepaid and other assets	1,304
Property, plant and equipment	254,367
Goodwill (1)	64,994
Accounts payable and other current liabilities	(57,861)
Wyoming Refining Senior Secured Revolver	(10,100)
Wyoming Refining Senior Secured Term Loan	(58,036)
Other non-current liabilities	(30,269)
Total	$209,366
______________________________________________
(1) We allocated $39.6 million and $25.4 million of goodwill to our refining and logistics segments, respectively.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during 2017. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and environmental liabilities.
We incurred $0.7 million of acquisition costs related to the WRC Acquisition for the year ended December 31, 2016. These costs are included in acquisition and integration costs on our consolidated statement of operations.
The results of operations of Wyoming Refining were included in our results beginning July 14, 2016. For the year ended December 31, 2016, our results of operations included revenues of $174.6 million and net income of $0.7 million related to Wyoming Refining. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the WRC Acquisition had been completed on January 1, 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Revenues	$2,026,237	$2,369,513
Net income (loss)	(51,239)	(51,582)

Earnings (loss) per share
Basic	$(1.21)	$(1.24)
Diluted	$(1.21)	$(1.24)
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
For the Years Ended December 31, 2016, 2015 and 2014

9—Goodwill and Intangible Assets for further discussion. None of the goodwill or intangible assets are expected to be deductible for income tax reporting purposes.
A summary of the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$10,007
Accounts receivable	9,905
Inventories	5,375
Prepaid and other current assets	1,444
Property, plant and equipment	40,997
Land	34,800
Goodwill (1)	26,942
Intangible assets	33,647
Other non-current assets	1,228
Accounts payable and other current liabilities	(10,742)
Deferred tax liability	(16,759)
Other non-current liabilities	(7,235)
Total	$129,609
________________________________________________________
(1) We allocated $13.5 million, $2.7 million and $10.8 million of goodwill to our refining, retail and logistics reporting units, respectively.

We incurred $0.8 million and $6.4 million of acquisition costs related to the Mid Pac acquisition for the years ended December 31, 2015 and 2014, respectively. These costs are included in acquisition and integration costs on our consolidated statement of operations.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 5—Inventories
     Inventories at December 31, 2016 and 2015 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
December 31, 2016
Crude oil and feedstocks	$11,620	$49,682	$61,302
Refined products and blendstock	38,916	77,677	116,593
Warehouse stock and other	20,431	—	20,431
Total	$70,967	$127,359	$198,326
December 31, 2015
Crude oil and feedstocks	18,404	68,126	86,530
Refined products and blendstock	28,023	87,608	115,631
Warehouse stock and other	17,276	—	17,276
Total	$63,703	$155,734	$219,437
_________________________________________________________

(1)	Please read Note 10—Inventory Financing Agreements for further information.
The reserve for the lower of cost or net realizable value of inventory was $0.2 million and $23.7 million as of December 31, 2016 and December 31, 2015, respectively.
Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2016 and 2015 consist of the following (in thousands):

	December 31,
	2016	2015
Advances to suppliers for crude oil purchases	$38,300	$36,247
Collateral posted with broker for derivative instruments	2,714	20,926
Prepaid insurance	7,504	6,773
Derivative assets	161	4,577
Other	4,701	6,914
Total	$53,380	$75,437

Note 7—Property, Plant and Equipment
Major classes of property, plant and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land	$76,437	$74,600
Buildings and equipment	412,999	139,908
Other	10,431	6,355
Total property, plant and equipment	499,867	220,863
Proved oil and gas properties	1,122	1,122
Less accumulated depreciation and depletion	(49,727)	(26,845)
Property, plant and equipment, net	$451,262	$195,140

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Depreciation and depletion expense was approximately $23.1 million, $15.3 million and $11.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 8—Asset Retirement Obligations
The table below summarizes the changes in our recorded asset retirement obligations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$8,909	$2,580	$3,172
Obligations acquired	—	5,725	—
Accretion expense	362	604	239
Revision in estimate	—	—	(831)
Liabilities settled during period	(229)	—	—
Ending balance	$9,042	$8,909	$2,580
The revision in estimate during the year ended December 31, 2014 resulted from a revised valuation of the retirement obligation related to the removal of the underground tanks at our retail locations.
Note 9—Goodwill and Intangible Assets
During the years ended December 31, 2016 and 2015, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2015	$20,786
Acquisition of Mid Pac (1)	27,531
Impairment expense	(6,990)
Balance at December 31, 2015	41,327
Acquisition of Wyoming Refining (1)	64,994
Mid Pac acquisition purchase price allocation adjustment (2)	(589)
Balance at December 31, 2016	$105,732
________________________________________________________

(1)	Please read Note 4—Acquisitions for further discussion.

(2)
During 2016, the purchase price allocation was adjusted to record an increase to tax receivables and a decrease to goodwill of $0.6 million. The tax receivable was recorded in connection with a tax refund received by Mid Pac in the first quarter of 2016.

At September 30, 2015, we conducted an interim goodwill impairment test of our Texadian reporting unit due to (i) a reduction in the forecasted results of operations during our annual budgeting process; (ii) the decision to cancel the charter on the barges used to move crude oil from Canada to the U.S. Gulf Coast due to lower forecasted commodity prices and (iii) negative cash flows from the business during 2015. Upon completion of the goodwill impairment test, we determined the goodwill associated with the Texadian reporting unit was fully impaired resulting in a charge of $7.0 million in our consolidated statement of operations for the year ended December 31, 2015. In assessing the value of the reporting unit, we primarily used an income approach with a weighted-average discount rate of 15%. There was no impairment of goodwill for the year ended December 31, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Intangible assets consist of the following (in thousands):

	December 31,
	2016	2015
Intangible assets:
Railcar leases	$3,249	$3,249
Trade names and trademarks	6,267	6,267
Customer relationships	32,064	32,064
Total intangible assets	41,580	41,580
Accumulated amortization:
Railcar leases	(2,599)	(1,950)
Trade name and trademarks	(4,864)	(3,540)
Customer relationships	(4,205)	(1,722)
Total accumulated amortization	(11,668)	(7,212)
Net:
Railcar leases	650	1,299
Trade name and trademarks	1,403	2,727
Customer relationships	27,859	30,342
Total intangible assets, net	$29,912	$34,368
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

Amortization expense was approximately $4.5 million, $4.4 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our intangible assets related to customer relationships and trade names have an average useful life of 13.6 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2017	$3,307
2018	2,658
2019	2,658
2020	2,658
2021	2,658
Thereafter	15,973
$29,912

Note 10—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

storage facilities to J. Aron. Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices. Our obligations under the Supply and Offtake Agreements are secured by a security interest on substantially all of the assets of our subsidiary Par Hawaii Refining, LLC ("PHR"), a security interest on the equity interests held by our wholly owned subsidiary, Par Petroleum, LLC, in PHR and a mortgage whereby PHR granted to J. Aron a lien on all real property and improvements owned by PHR, including our Hawaii refinery.
Though title to the crude oil and certain refined product inventories resides with J. Aron, the Supply and Offtake Agreements are accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included on our consolidated balance sheets until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.
For the years ended December 31, 2016 and 2015, we incurred approximately $7.8 million and $6.9 million in handling fees related to the Supply and Offtake Agreements, respectively, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the years ended December 31, 2016 and 2015, Interest expense and financing costs, net on our consolidated statements of operations includes approximately $3.2 million and $1.5 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the deferred payment arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the deferred payment arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2016, the capacity of the Deferred Payment Arrangement was $59.4 million and we had $43.3 million outstanding.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the remainder of the term of the Supply and Offtake Agreements for an additional $14.6 million to be settled in eighteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of December 31, 2016, the receivable was $14.6 million.
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
For the years ended December 31, 2015 and 2014, we incurred approximately $6.9 million and $16.5 million in handling fees related to the Supply and Exchange Agreements, respectively, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the years ended December 31, 2015 and 2014, Interest expense and financing costs, net on our consolidated statements of operations includes approximately $2.3 million and $4.2 million of expenses related to the Supply and Exchange Agreements, respectively.
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
For the Years Ended December 31, 2016, 2015 and 2014

our consolidated statements of operations for the year ended December 31, 2015. The cash paid to settle the obligation is included in Payments for termination of supply and exchange agreements in our consolidated statements of cash flows for the year ended December 31, 2015.
Note 11—Debt
The following table summarizes our outstanding debt as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Hawaii Retail Credit Facilities (1)	$95,319	$110,000
5% Convertible Senior Notes due 2021	115,000	—
Term Loan	60,361	60,119
Par Wyoming Holdings Term Loan	67,325	—
Wyoming Refining Senior Secured Term Loan	55,715	—
Wyoming Refining Senior Secured Revolver	6,700	—
Principal amount of long-term debt	400,420	170,119
Less: unamortized discount and deferred financing costs	(30,024)	(4,907)
Total debt, net of unamortized discount and deferred financing costs	370,396	165,212
Less: current maturities	(20,286)	(11,000)
Long-term debt, net of current maturities	$350,110	$154,212
________________________________________________________

(1)	Represents credit agreement with KeyBank (formerly the "Keybank Credit Agreement").
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2017	$20,286
2018	124,490
2019	11,000
2020	11,000
2021	193,325
Thereafter	40,319
Total	$400,420

Our debt is subject to various affirmative and negative covenants. As of December 31, 2016, we were in compliance with all debt covenants.
Some of our subsidiaries have restrictions in their respective credit facilities with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Par Wyoming Holdings Credit Agreement
On July 14, 2016, in connection with the WRC Acquisition, Par Wyoming Holdings, LLC, our indirect wholly owned subsidiary, entered into the Par Wyoming Holdings Credit Agreement with certain lenders and Chambers Energy Management, LP, as agent, which provides for a single advance secured term loan to our subsidiary in the amount of $65.0 million (the "Par Wyoming Holdings Term Loan") at the closing of the WRC Acquisition. The proceeds of the Par Wyoming Holdings Term Loan were used to pay a portion of the consideration for the WRC Acquisition, to pay certain fees and closing costs and for general corporate purposes. The Par Wyoming Holdings Term Loan matures and is fully payable on July 14, 2021 and may be prepaid, subject to the terms and requirements set forth in the Par Wyoming Holdings Credit Agreement.
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
The Par Wyoming Holdings Term Loan is secured by a security interest in substantially all of the assets of Par Wyoming Holdings, LLC, including a pledge of the equity interests of Par Wyoming, LLC, and by a security interest in all of the equity interests in Par Wyoming Holdings, LLC held by Par Petroleum, LLC, a Delaware limited liability company and wholly owned subsidiary of Par.
Wyoming Refining Credit Facilities
Wyoming Refining Company and its wholly owned subsidiary, Wyoming Pipeline Company LLC, are borrowers (the “Wyoming Refining Credit Facility Borrowers”) under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. ("BofA"), as the lender. The Wyoming Refining Credit Facilities remained in place following the consummation of the WRC Acquisition and mature on April 30, 2018.
On July 14, 2016, and in connection with the consummation of the WRC Acquisition, the Wyoming Refining Credit Facilities were amended pursuant to a Third Amendment to Third Amended and Restated Loan Agreement (the “Third Loan Amendment”) and a Fourth Amendment to Third Amended and Restated Loan Agreement (the “Fourth Loan Amendment”). Pursuant to the Third Loan Amendment, which was entered into immediately prior to the consummation of the WRC Acquisition, Black Elk Refining, LLC was released from all of its obligations under the Wyoming Refining Credit Facilities and Par Wyoming, LLC joined and became a party to the Wyoming Refining Credit Facilities and the applicable security agreement and guaranteed all obligations of the borrowers under the Wyoming Refining Credit Facilities. The Fourth Loan Amendment was entered into immediately following the consummation of the WRC Acquisition and amended certain covenants in the Wyoming Refining Credit Facilities applicable to Par Wyoming, LLC and the Wyoming Refining Credit Facility Borrowers.
The Wyoming Refining Credit Facilities provide for (a) a revolving credit facility in the maximum principal amount at any time outstanding of $30 million ("Wyoming Refining Senior Secured Revolver"), subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit and (b) certain term loans that are fully advanced ("Wyoming Refining Senior Secured Term Loan"). Once repaid, the Wyoming Refining Senior Secured Term Loan may not be reborrowed. The Wyoming Refining Senior Secured Term Loan bears interest at a rate equal to monthly LIBOR plus 3.0%. Interest is payable in arrears on a monthly basis. The Wyoming Refining Senior Secured Term Loan requires quarterly principal payments of $2.3 million and the remaining unpaid balance is due at maturity. As of December 31, 2016, the letter of credit outstanding related to this agreement was immaterial.
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
For the Years Ended December 31, 2016, 2015 and 2014

a fixed charge coverage ratio calculated as of the end of each month ending on or before December 31, 2016 and as of the end of each fiscal quarter thereafter. The fixed charge coverage ratio requires a ratio of at least 1.25 to 1.00.
Pursuant to the Third Loan Amendment, we made a deposit of $10 million into a cash collateral account with BofA (the "Cash Collateral") as a security for the Wyoming Refining Credit Facilities. The Cash Collateral was released to Par in November 2016 upon meeting certain financial covenants and other requirements. All loans and letters of credit issued under the Wyoming Refining Credit Facilities are secured by a first-priority security interest and lien on substantially all assets of the Wyoming Refining Credit Facility Borrowers and Par Wyoming, LLC.
Bridge Notes
On July 14, 2016, we issued approximately $52.6 million in aggregate principal amount of the Bridge Notes in a private offering pursuant to the terms of a note purchase agreement (the “Note Purchase Agreement”) entered into among the purchasers of the Bridge Notes and us. The net proceeds from the sale of the Bridge Notes of $50.0 million were used to fund a portion of the consideration for the WRC Acquisition.
Affiliates of EGI, a related party, purchased approximately $36.8 million aggregate principal amount of Bridge Notes. Affiliates of EGI were paid a fee of $1.8 million upon the closing of the Bridge Notes offering for executing the Bridge Notes Commitment Letter. Please read Note 20—Related Party Transactions for further discussion.
On September 22, 2016, we completed a registered pro-rata subscription rights offering of approximately 4 million shares of our common stock (the “Rights Offering”). The Rights Offering resulted in gross proceeds, before expenses, of approximately $49.9 million. We used the net proceeds from the Rights Offering to repay all accrued and unpaid interest and a portion of the outstanding principal amount on the Bridge Notes. The remaining $3.1 million aggregate principal amount and $0.3 million unpaid interest of the Bridge Notes was mandatorily converted into 272,733 shares of our common stock based on a conversion price of $12.25 per share. In connection with our repayment of the Bridge Notes, we expensed $3.0 million of financing costs, which are included within Interest expense and financing costs, net on our consolidated statements of operations for the year ended December 31, 2016.
5% Convertible Senior Notes Due 2021
In June 2016, we completed the issuance and sale of an aggregate $115 million principal amount of the 5.00% Convertible Senior Notes in a private placement under Rule 144A (the "Notes Offering"). The Notes Offering included the exercise in full of an option to purchase an additional $15 million in aggregate principal amount of the 5.00% Convertible Senior Notes granted to the initial purchasers. The net proceeds of $111.6 million (net of original issue discount of 3%) from the sale of the 5.00% Convertible Senior Notes were used to finance a portion of the WRC Acquisition, to repay $5 million in principal amount of the Term Loan and for general corporate purposes.
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
The 5.00% Convertible Senior Notes are not redeemable by us prior to June 20, 2019. On or after June 20, 2019, we may redeem all or any portion of the 5.00% Convertible Senior Notes if the last reported sales price of our common stock is at least 140% of the conversion price then in effect (i) on the trading day immediately preceding the date on which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 5.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest and a make-whole premium, which is equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. Please read Note 12—Derivatives for further information on embedded derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

We separately account for the liability and equity components of the 5.00% Convertible Senior Notes. The fair value of the liability component was calculated using a discount rate of an identical debt instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the 5.00% Convertible Senior Notes on the issuance date was $89.3 million. The carrying amount of the equity component was determined to be $22.2 million by deducting the fair value of the liability component from the $111.6 million net proceeds of the 5.00% Convertible Senior Notes. The deferred financing costs of $0.6 million related to 5.00% Convertible Senior Notes were allocated on a proportionate basis between Long-term debt and Additional paid-in capital on the consolidated balance sheet. As of December 31, 2016, the if-converted value did not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes.
As of December 31, 2016, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $24.0 million and the carrying amount of the liability component was $91.0 million. The unamortized discount and deferred financing costs will be amortized to Interest expense and financing costs, net over the term of the 5.00% Convertible Senior Notes.
Hawaii Retail Credit Facilities
On December 17, 2015, we entered into the Hawaii Retail Credit Facilities in the form of a revolving credit facility up to $5 million ("Hawaii Retail Revolving Credit Facilities") that provides for revolving loans and for the issuance of letters of credit and term loans (“Hawaii Retail Term Loans”) in the aggregate principal amount of $110 million. The proceeds of the Hawaii Retail Term Loans were used to repay in full existing indebtedness under the Retail Credit Agreement and Mid Pac Credit Agreement, to pay transaction fees and expenses and to repay a portion of existing indebtedness under the Term Loan and Bridge Loan Credit Agreement and to facilitate a cash distribution to Par. As of December 31, 2016, we have not made any borrowings under the Hawaii Retail Revolving Credit Facilities.
Hawaii Retail Term Loans principal payments of $2.75 million are made on the last business day of each fiscal quarter beginning with the quarter ending March 31, 2016. All remaining outstanding amounts are fully payable on December 17, 2022. The Hawaii Retail Revolving Credit Facilities mature on December 17, 2020 and no more than seven borrowings of Eurodollar loans may be outstanding at any time. Letters of credit issued under the Hawaii Retail Revolving Credit Facilities are not to expire later than 30 days prior to the maturity date of the Hawaii Retail Revolving Credit Facilities.
The Hawaii Retail Term Loans and advances under the Hawaii Retail Revolving Credit Facilities bear interest at a fluctuating rate (i) during the periods such revolving loan or term loan, as applicable, equal to a Base Rate Loan, the Base Rate plus the Applicable Margin (as specified below) and (ii) during the periods such revolving loan or term loan, as applicable, equal to a Eurodollar Loan, the relevant Adjusted Eurodollar Rate for such Eurodollar Loan for the applicable interest period plus the Applicable Margin (as specified below). The effective interest rate for 2016 on the outstanding loan was 3.757%.
The applicable margins for the Hawaii Retail Term Loans and advances under the Hawaii Retail Revolving Credit Facilities are as specified below:

		Applicable Margin for	Applicable Margin for
Level	Leverage Ratio	Base Rate Loans	Eurodollar Loans
1	< 3.00x	1.50%	2.50%
2	3.00x - 3.50x	1.75%	2.75%
3	3.50x - 4.00x	2.00%	3.00%
4	> 4.00x	2.25%	3.25%
We agreed to pay certain fees in connection with the Hawaii Retail Credit Facilities, including usage fees for letters of credit and commitment fees for the unused revolver commitment under the Hawaii Retail Revolving Credit Facilities.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Pursuant to the Hawaii Retail Credit Facilities, we are required to comply with various affirmative and negative covenants affecting our business and operations, including compliance with an interest coverage ratio of less than 2.50 to 1.00, a debt service coverage ratio of less than 1.25 to 1.00 and a maximum leverage ratio, calculated on a trailing four-quarters basis, determined as follows:

Period (fiscal quarters)	Maximum Leverage Ratio
December 31, 2015 — December 31, 2017	4.50 to 1.00
March 31, 2018 — December 31, 2018	4.25 to 1.00
March 31, 2019 and each fiscal quarter-end thereafter	4.00 to 1.00
The loans and letters of credit issued under the Hawaii Retail Credit Facilities are secured by a security interest in and lien on substantially all of the assets of HIE Retail and Mid Pac, a pledge by Par Petroleum, LLC of 100% of its ownership interest in HIE Retail and a pledge by Par Hawaii Inc. of 100% of its ownership interest in Mid Pac.
Term Loan
On July 11, 2014, we and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement ("Credit Agreement"), amending and restating a previous borrowing arrangement with the lenders, to provide us with a term loan of up to $50.0 million ("Term Loan") and a bridge loan of up to $75.0 million ("Bridge Loan"). The lenders under the Credit Agreement include ZCOF Par Petroleum Holdings, LLC and Highbridge International, LLC, who are also our stockholders. Proceeds from the Term Loan were used to fund a deposit per the Mid Pac merger agreement, to pay transaction costs and for working capital and general corporate purposes.
On July 28, 2014, the Credit Agreement was amended and we borrowed an additional $35.0 million ("Advance") under the Term Loan and on September 10, 2014, we extended the repayment date of the Advance to March 31, 2015.
We had no borrowings under the Bridge Loan and on September 3, 2014, we terminated the Bridge Loan and expensed approximately $1.8 million of financing costs associated with this loan that is included in Loss on termination of financing agreements in our consolidated statement of operations for the year ended December 31, 2015.
On March 11, 2015, we entered into a Third Amendment to the Credit Agreement whereby we extended the repayment date of the Advance to March 31, 2016. Upon the execution of the Hawaii Retail Credit Agreement on December 17, 2015, we repaid the full amount outstanding under the Advance on December 22, 2015.
On June 15, 2016, the Delayed Draw Term Loan and Bridge Loan Credit Agreement was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of our Bridge Notes and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.3 million of which was paid to an affiliate of Whitebox Advisors, LLC ("Whitebox"), one of our largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox. Please read Note 20—Related Party Transactions for additional information.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

HIE Retail Credit Agreement
On November 14, 2013, HIE Retail entered into a Credit Agreement (“Retail Credit Agreement”) in the form of a senior secured loan of up to $30.0 million and a senior secured revolving line of credit of up to $5.0 million.
On May 15, 2015, HIE Retail entered into an amendment to the Retail Credit Agreement that terminated the retail revolver, extended the maturity date of $22.1 million of the existing term loan until March 31, 2022, and provided additional term loan borrowings of up to $7.9 million, on the same terms as the then existing term loan.
We repaid in full and terminated the Retail Credit Agreement in December 2015 upon entering into the Hawaii Retail Credit Facilities and expensed $58 thousand of financing costs associated with the Retail Credit Agreement.
Texadian Uncommitted Credit Agreement
On June 12, 2013, Texadian Energy, Inc. ("TEI") and its wholly owned subsidiary Texadian Canada, entered into an Uncommitted Credit Agreement to provide for loans and letters of credit, on an uncommitted and discretionary basis, in an aggregate amount outstanding not to exceed $50.0 million. Loans and letters of credit issued under the Uncommitted Credit Agreement were secured by a security interest in and lien on substantially all of TEI's assets, a pledge by TEI of 65% of its ownership interest in Texadian Canada and a pledge by us of 100% of our ownership interest in TEI. The Uncommitted Credit Agreement required TEI to comply with various covenants, including covenants regarding the minimum net working capital and minimum tangible net worth of TEI.
On February 20, 2015, the Uncommitted Credit Agreement was amended and restated, increasing the uncommitted loans and letters of credit capacity to $200.0 million and extending the maturity date. The agreement expired in February 2016.
Mid Pac Credit Agreement
On April 1, 2015, PHI and Mid Pac entered into the Mid Pac Credit Agreement in the form of a senior secured term loan in the amount of $50.0 million and a senior secured revolving line of credit in the aggregate principal amount of up to $5.0 million. We borrowed the full amount of the loans at the closing. The proceeds of the loans were used to repay certain existing debt of PHI and Mid Pac totaling $45.3 million, pay a portion of the acquisition consideration and for general corporate purposes. We repaid in full and terminated the Mid Pac Credit Agreement upon entering into the Hawaii Retail Credit Facilities and expensed $381 thousand of financing costs associated with the Mid Pac Credit Agreement, which is included within Loss on termination of financing agreements on our consolidated statements of operations for the year ended December 31, 2015.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of December 31, 2016, we are in compliance with all of our credit agreements.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the SEC on September 2, 2016 and declared effective on September 16, 2016 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750.0 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans or advances.
Note 12—Derivatives
Commodity Derivatives
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and future sales of refined products. The derivative contracts that we execute to manage our price risk include exchange traded futures, options and over-the-counter (“OTC”) swaps. Our futures, options and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations. We are also required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery. We utilize OTC swaps to accomplish this.
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
At December 31, 2016, our open commodity derivative contracts represent:

•	OTC swap purchases of 100 thousand barrels that economically hedge our crude oil and refined products inventory;

•	futures purchases of 315 thousand barrels that economically hedge our sales of refined products; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and OTC swaps of 20 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of December 31, 2016, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200.0 million. The interest rate swaps mature in February 2019 and March 2021.
In June 2016, we completed the issuance and sale of an aggregate of $115.0 million principal amount of the 5.00% Convertible Senior Notes. Please read Note 11—Debt for further discussion. Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our consolidated statements of operations. As of December 31, 2016, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2016 and 2015 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2016	2015
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$4,577
Commodity derivatives (1)	Other long-term assets	2,748	—
Commodity derivatives	Other accrued liabilities	(595)	(9,534)
Commodity derivatives	Other liabilities	—	(4,925)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(20,000)	9,810
Interest rate derivatives	Prepaid and other current assets	161	—
Interest rate derivatives	Other long-term assets	3,377	—
Interest rate derivatives	Other accrued liabilities	(94)	—
_________________________________________________________

(1)
Does not include cash collateral of $2.7 million and $20.9 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of December 31, 2016 and 2015, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2016	2015	2014
Commodity derivatives	Cost of revenues (excluding depreciation)	$(1,338)	$14,367	$8,228
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(29,810)	12,654	—
Interest rate derivatives	Interest expense	2,729	—	—

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 13—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Purchase Price Allocation of Wyoming Refining
The preliminary fair values of the assets acquired and liabilities assumed as a result of the Wyoming Refining acquisition were estimated as of July 14, 2016, the date of the acquisition, using valuation techniques described in notes (1) through (5) described below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital	$(11,590)	(1)
Property, plant and equipment	254,367	(2)
Goodwill	64,994	(3)
Long-term debt	(68,136)	(4)
Other non-current liabilities	(30,269)	(5)
Total	$209,366

(1)	Current assets acquired and liabilities assumed were recorded at their net realizable value.

(2)
The fair value of property, plant and equipment was estimated using the cost approach. Under the cost approach, the total replacement cost of the property is determined based on industry sources with adjustments for regional factors. The total cost is then adjusted for depreciation based on the physical age of the assets and obsolescence. The fair value of the land was estimated using the sales comparison approach. Under this approach, the sales prices of similar properties are adjusted to account for differences in land characteristics. We consider this to be a Level 3 fair value measurement.

(3)	The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.

(4)	Long-term debt was recorded at carrying value. The carrying value of long-term debt approximates fair value due to its floating interest rate.

(5)
Other non-current liabilities include environmental liabilities and the underfunded status of the Wyoming Refining defined benefit plan. The underfunded status of the defined benefit plan represents the difference between the fair value of the plan's assets and the projected benefit obligations. Environmental liabilities are based on management’s best estimates of probable future costs using current available information. We consider this to be a Level 3 fair value measurement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Purchase Price Allocation of Mid Pac
The fair values of the assets acquired and liabilities assumed as a result of the Mid Pac acquisition were estimated as of April 1, 2015, the date of the acquisition, using valuation techniques described in notes (1) through (7) described below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital	$15,989	(1)
Property, plant and equipment	40,997	(2)
Land	34,800	(3)
Goodwill	26,942	(4)
Intangible assets	33,647	(5)
Other non-current assets	1,228	(7)
Deferred tax liability	(16,759)	(6)
Other non-current liabilities	(7,235)	(7)
Total	$129,609

(1)	Current assets acquired and liabilities assumed were recorded at their net realizable value.

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
Investment in Laramie Energy
At December 31, 2015, we conducted an impairment test related to our equity investment in Laramie Energy. As a result of the decline in commodity prices during 2015, we concluded that our equity investment in Laramie Energy was impaired and recognized an other-than-temporary impairment charge of $41.1 million on our consolidated statement of operations for the year ended December 31, 2015. We primarily used a market approach to determine the fair value of our equity investment in Laramie Energy as of December 31, 2015. We used the income approach to corroborate our fair value measurement of Laramie Energy under the market approach. We consider this to be a Level 2 fair value measurement. During 2016, there was no impairment recorded in connection with our investment in Laramie Energy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants
As of December 31, 2016 and 2015, we had approximately 354,350 and 345,135 common stock warrants outstanding, respectively. Beginning with the first quarter 2016, we estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of December 31, 2016, the warrants had a weighted-average exercise price of $0.10 and a remaining term of 5.67 years. Previously, we estimated the fair value of our outstanding common stock warrants using a simulation model, which is considered to be a Level 3 fair value measurement. Significant inputs used in the simulation model as of December 31, 2015 included:

December 31,
2015
Stock price	$23.54
Weighted-average exercise price	$0.10
Term (years)	6.67
Risk-free interest rate	2.04%
Expected volatility	43.0%
The expected volatility was based on the 7-year historical volatilities of comparable public companies. The estimated fair value of the common stock warrants was $14.49 and $23.47 per share as of December 31, 2016 and 2015, respectively. Since the common stock warrants were in the money upon issuance, we do not believe that changes in the inputs to the simulation models will have a significant impact to the value of the common stock warrants other than changes in the value of our common stock. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, decreases in the value of our common stock will result in a decrease in the value of the common stock warrants.
Derivative instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and future sales of refined products. We utilize interest rate swaps to manage our interest rate risk. Please read Note 12—Derivatives for further information on derivatives.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our consolidated statements of operations.
Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As of December 31, 2016, this embedded derivative was deemed to have a de minimis fair value.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options.  These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore it is classified as level 3. We do not have other commodity derivatives classified as Level 3 at December 31, 2016 or 2015. Please read Note 12—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Contingent consideration
The cash consideration for our acquisition of PHR may be adjusted pursuant to an earnout provision. The liability is remeasured at the end of each reporting period using an estimate based on actual results to date and a Monte Carlo simulation analysis for future periods. Significant inputs used in the valuation model include estimated future gross margin, annual gross margin volatility and a present value factor. As of December 31, 2016, the earn-out measurement period is complete and our estimated liability no longer relies on forecasts and simulations. We consider this to be a Level 3 fair value measurement. See Note 14—Commitments and Contingencies for further discussion.
Financial Statement Impact
Fair value amounts by hierarchy level as of December 31, 2016 and 2015 are presented gross in the tables below (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$190	$26,095	$—	$26,285	$(23,537)	$2,748
Interest rate derivatives	—	3,602	—	3,602	(64)	3,538
Total	$190	$29,697	$—	$29,887	$(23,601)	$6,286

Liabilities
Common stock warrants	$—	$—	$(5,134)	$(5,134)	$—	$(5,134)
Contingent consideration	—	—	—	—	—	—
Commodity derivatives	(54)	(24,078)	—	(24,132)	23,537	(595)
J. Aron repurchase obligation derivative	—	—	(20,000)	(20,000)	—	(20,000)
Interest rate derivatives	—	(158)	—	(158)	64	(94)
Total	$(54)	$(24,236)	$(25,134)	$(49,424)	$23,601	$(25,823)

	December 31, 2015
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$429	$33,797	$—	$34,226	$(29,649)	$4,577
J.Aron repurchase obligation derivative	—	—	9,810	9,810	(9,810)	—
Total	$429	$33,797	$9,810	$44,036	$(39,459)	$4,577

Liabilities
Common stock warrants	$—	$—	$(8,096)	$(8,096)	$—	$(8,096)
Contingent consideration	—	—	(27,581)	(27,581)	—	(27,581)
Commodity derivatives	(396)	(43,712)	—	(44,108)	29,649	(14,459)
J.Aron repurchase obligation derivative	—	—	—	—	9,810	9,810
Total	$(396)	$(43,712)	$(35,677)	$(79,785)	$39,459	$(40,326)
_________________________________________________________

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

(1)	Does not include cash collateral of $9.7 million and $28.0 million as of December 31, 2016 and 2015, respectively included on our consolidated balance sheets.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(25,867)	$(21,254)	$(29,316)
Settlements	16,810	7,691	780
Acquired	—	(2,844)	—
Total unrealized income (loss) included in earnings	(16,077)	(9,460)	7,282
Ending balance	$(25,134)	$(25,867)	$(21,254)
The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2016 and 2015 is as follows (in thousands):

	Carrying Value	Fair Value (1)
December 31, 2016
Hawaii Retail Credit Agreement (2)	$93,853	$93,853
5% Convertible Senior Notes due 2021 (3)	91,029	122,229
Term Loan	57,426	62,367
Par Wyoming Holdings Term Loan (2)	65,908	65,908
Wyoming Refining Senior Secured Term Loan (2)	55,480	55,480
Wyoming Refining Senior Secured Revolver (2)	6,700	6,700
Common stock warrants	5,134	5,134

December 31, 2015
Hawaii Retail Credit Agreement (2)	$110,000	$110,000
Term Loan	60,119	62,037
Common stock warrants	8,096	8,096
Contingent consideration	27,581	27,581
_________________________________________________________

(1)
The fair values of these instruments are considered Level 3 measurements in the fair value hierarchy with the exception of the fair value measurement of the 5.00% Convertible Senior Notes which is considered a Level 2 measurement as discussed below.

(2)	Fair value approximates carrying value due to the debt's floating rate interest which approximates current market value.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
We estimate the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 11.06% and 9.63% as of December 31, 2016 and 2015, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes and an implied volatility based on market values of options outstanding as of December 31, 2016. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders and settlement agreements involving the U.S. Environmental Protection Agency ("EPA") and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $18.0 million, approximately one-third of which we expect to incur in the next 5 years, with the remainder being incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on preliminary information, reasonable estimates we have received suggest costs of approximately $0.5 million to modify or close the existing wastewater treatment ponds and approximately $11.6 million to design and construct a new wastewater treatment system.
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
Regulation of Greenhouse Gases
The EPA regulates GHG under the federal Clean Air Act ("CAA"). New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
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
For the Years Ended December 31, 2016, 2015 and 2014

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
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001- 2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Consequently, unless either the state or federal regulations are revised, qualified Renewable Identification Numbers ("RINs") will be required to fulfill the federal mandate for renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline, with the most recent rulemaking addressing certain technical corrections and clarifications effective June 21, 2016. The effective date for the new standard is January 1, 2017, giving refiners nationwide little time to engineer, permit and implement substantial modifications; however, approved small volume refineries have until January 1, 2020 to meet the standard. PHR submitted its application to the EPA for small volume refinery status on December 30, 2014 and the EPA approved the application on September 9, 2015. However, PHR exceeded the 75 thousand barrel average aggregate daily throughput limit for small volume refineries in 2015 and was therefore disqualified from small volume refinery effective as of June 21, 2016. PHR is required to comply with Tier 3 gasoline standards within 30 months of this date. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery.
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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro Corporation ("Tesoro") and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree as described below.
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice ("DOJ") and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing. This work subjects us to risks associated with engineering, procurement and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
We estimate the cost of compliance with the Consent Decree to be approximately $30.0 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing PHR for all reasonable third-party capital expenditures incurred

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition.  Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.
As of December 31, 2016, Tesoro has reimbursed us for $6.3 million of the total capital expenditures of $9.6 million incurred in 2016 in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree are presented within Capital expenditures on our consolidated statement of cash flows for the year ended December 31, 2016.
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
Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a deductible of $1.0 million and a cap of $15.0 million for certain of Tesoro’s indemnification obligations related to certain pre-existing conditions as well as certain restrictions regarding the time limits for submitting notice and supporting documentation for remediation actions.
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
As of December 31, 2016, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Capital Leases
Within our retail segment, we have capital lease obligations related primarily to the leases of five retail stations with initial terms of 17 years and generally three years remaining on the current term, with four five-year renewal options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2017	$957
2018	863
2019	703
2020	167
2021	56
Thereafter	—
Total minimum lease payments	2,746
Less amount representing interest	183
Total minimum rental payments	$2,563
Operating Leases
We have various cancelable and noncancelable operating leases related to land, vehicles, office and retail facilities, railcars and other facilities used in the storage, transportation and sale of crude oil and refined products. The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation and sale of crude oil and refined products. We have operating leases for most of our retail stations with primary terms of up to 50 years with an average of 6 years remaining and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation and sale of crude oil and refined products have various expiration dates extending to 2044.
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
Minimum annual lease payments for operating leases to which we are legally obligated and having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

2017	$42,513
2018	16,309
2019	11,666
2020	6,932
2021	5,859
Thereafter	32,788
Total minimum rental payments	$116,067
Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $39.6 million, $17.7 million and $30.2 million, respectively.
Major Customers
For the years ended December 31, 2016, 2015 and 2014, no individual customer accounted for more than 10% of our consolidated revenue.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

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
On September 22, 2016, we issued approximately 4 million shares of our common stock to certain pre-existing investors and other investors in the Rights Offering at a purchase price of $12.25 per share. The gross proceeds from the Rights Offering were approximately $49.9 million, before deducting expenses of approximately $0.9 million, for net proceeds of approximately $49.0 million. The net proceeds from the Rights Offering were used to repay all accrued and unpaid interest and a portion of the outstanding principal amount on the Bridge Notes. Please read Note 11—Debt for further discussion on our Bridge Notes.
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
For the Years Ended December 31, 2016, 2015 and 2014

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
Long Term Incentive Plan
On December 20, 2012, our Board of Directors (“Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or "LTIP"). Under the Incentive Plan, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock and restricted stock units to directors and other employees or those of our subsidiaries. On February 16, 2016, the Board approved the amendment and restatement of the Incentive Plan to increase the number of shares issuable under the Amended and Restated LTIP.  The Company’s shareholders ratified the amended and restated Incentive Plan on June 2, 2016. The maximum number of shares that may be granted under the LTIP is 4.0 million shares of common stock. At December 31, 2016, 1.3 million shares were available for future grants and awards under the LTIP.
Restricted stock and restricted stock units awarded under the Incentive Plan are subject to restrictions, terms and conditions, including forfeitures, as may be determined by the Board. During the period in which such restrictions apply, unless specifically provided otherwise in accordance with the terms of the Incentive Plan, the recipient of the restricted stock would be the record owner of the shares and have all of the rights of a stockholder with respect to the shares, including the right to vote and the right to receive dividends or other distributions made or paid with respect to the shares. The recipient of restricted stock units shall not have any of the rights of a stockholder of the Company; the Compensation Committee of the Board shall be entitled to specify with respect to any restricted stock unit award that upon the payment of a dividend by the Company, the Company will hold in escrow an amount in cash equal to the dividend that would have been paid on the restricted stock units had they been converted into the same number of shares of common stock and held by the recipient on that date. Upon adjustment and vesting of the restricted stock unit, any cash payment due with respect to such dividends shall be made to the recipient. The fair value of the restricted stock and stock units is generally determined based upon the quoted market price of our common stock on the date of grant. These awards generally vest ratably over a four-year period.
Stock options are issued with an exercise price equal to the fair market value of our common stock on the date of grant and are subject to such other terms and conditions as may be determined by the Board. The options generally expire eight years from the grant date, unless granted by the Board for a shorter term. Option grants generally vest ratably over a four-year period.
Stock Purchase Plan
On June 12, 2014, the Board adopted a Stock Purchase Plan (as amended, the “SPP”) plan. The SPP is limited to the Company’s qualifying executive officers and directors who qualify as accredited investors under Rule 501(a) of the Securities Act of 1933, as amended. The SPP provides that each participant may, subject to compliance with securities laws and other regulations and only during “window periods” as described in our insider trading policy as in effect from time to time, until the later to occur of (a) December 31, 2015 or (b) the eighteen month anniversary of the date that the participant commenced his or her employment or service with us, purchase, in a single transaction, up to $1 million of shares of our common stock ("the SPP Shares") at a per share purchase price equal to the closing price of the common stock on the date of purchase. The sale or transfer of the SPP Shares by such participant would be limited for the earlier of (i) two years from the date of purchase or (ii) the termination of the participant’s service with us or any affiliates for any reason. Additionally, the SPP provides that each purchasing participant will be granted a number of shares of restricted common stock under the Incentive Plan equal to 20% of the SPP Shares purchased with 50% of the restricted common stock vesting on each of the two annual anniversaries of the date of grant. Each purchasing participant will also be granted nonstatutory stock options with a 5-year term to purchase a number of shares of common stock under the Incentive Plan (with an exercise price equal to the Fair Market Value as defined in the Incentive Plan on the date of grant) equal to certain

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

specified percentages of the SPP Shares purchased based on a Black-Scholes model with 50% of the options vesting on each of the two annual anniversaries of the date of grant. Such percentages are as follows: 50% for a non-employee chairman of the Board, 35% for non-employee members of the Board and 50% - 70% for executive officers.
The following table summarizes our compensation costs recognized in General and administrative expense under the Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2016	2015	2014
Restricted Stock Awards	$2,975	$3,692	$4,840
Restricted Stock Units	$1,255	$—	$—
Stock Option Awards	$2,352	$1,477	$188
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
Restricted Stock Awards and Restricted Stock Units
The following table summarizes our restricted stock activity (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2015	438	$18.84
Granted	251	17.32
Vested	(207)	18.83
Forfeited	(46)	17.48
Unvested balance at December 31, 2016	436	$17.83

The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $4.5 million and $3.1 million, respectively. The estimated weighted-average grant-date fair value per share of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $17.32, $18.24 and $18.49, respectively.
As of December 31, 2016, 2015 and 2014, there was approximately $6.2 million, $7.1 million and $7.5 million, of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.50 years, 2.91 years and 3.75 years, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2016 , 2015 and 2014 are presented below.

	2016	2015	2014
Expected life from date of grant (years)	4.4	6.4	5.0
Expected volatility	39.8%	35.0%	35.0%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.16%	1.81%	1.76%
The following table summarizes our stock option activity (in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at January 1, 2016	641	$17.77	4.9	$2.5
Issued	1,105	21.49
Forfeited / canceled	(3)	15.15
Outstanding balance at December 31, 2016	1,743	$20.13	6.2	$—
Exercisable, end of year	683	$18.64	4.8	$—
The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2016, 2015 and 2014 was $3.79, $8.36 and $5.91, respectively.
As of December 31, 2016 and 2015, there were approximately $4.5 million and $2.8 million, respectively, of total unrecognized compensation costs related to stock option awards, that are expected to be recognized on a straight-line basis over a weighted-average period of 2.84 years and 1.93 years, respectively.
Note 16—Benefit Plans
Defined Contribution Plan
    We maintain two defined contribution plans for our employees. All eligible employees may participate in one of these plans, either immediately or after one year of service, depending on the plan. We match employee contributions up to a maximum of 6% of the employee's eligible compensation. Vesting percentages associated with the employer contributions range from 0% to 100%, depending on the plan and the number of years of service. For the years ended December 31, 2016, 2015 and 2014, we made contributions to the plans totaling approximately $3.2 million, $1.4 million and $1.2 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Defined Benefit Plan
We maintain a defined benefit pension plan (the "Benefit Plan") covering substantially all our Wyoming Refining employees. Benefits are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions.
In December 2016, the Benefit Plan was amended (the "Plan Amendment") to freeze all future benefit accruals for salaried plan participants. The Plan Amendment reduced the projected benefit obligation by $3.1 million as of December 31, 2016. The curtailment gain of $3.1 million was recognized as reduction of Operating expense (excluding depreciation) in our consolidated statement of operations for the year ended December 31, 2016.
The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plan for the period from July 14, 2016 to December 31, 2016 were as follows (in thousands):

Changes in projected benefit obligation:
Projected benefit obligation as of July 14, 2016	$34,319
Service cost	668
Interest cost	598
Plan amendment	(3,067)
Actuarial gain	(2,436)
Benefits paid	(1,168)
Projected benefit obligation as of December 31, 2016	$28,914

Changes in fair value of plan assets:
Fair value of plan assets as of July 14, 2016	$22,067
Actual return on plan assets	446
Employer contributions	—
Benefits paid	(1,168)
Fair value of plan assets as of December 31, 2016	$21,345

The underfunded status of our Benefit Plans is recorded within Other liabilities in our consolidated balance sheets. The reconciliation of the underfunded status of our Benefit Plans of December 31, 2016 was as follows:

Projected benefit obligation	$28,914
Fair value of plan assets	21,345
Underfunded status	$7,569

Amounts recognized in accumulated other comprehensive income: (1)
Net actuarial gain	$2,196
Total accumulated other comprehensive income	$2,196
____________________________________________________

(1)	As of December 31, 2016, we had no amounts recorded in accumulated other comprehensive income that are expected to be amortized into net periodic benefit cost in 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2016 and net periodic benefit costs for the period ended December 31, 2016 are as follows:

Projected benefit obligation:
Discount rate	4.20%
Rate of compensation increase	4.30%

Net periodic benefit costs:
Discount rate	3.80%
Expected long-term rate of return (1)	7.00%
Rate of compensation increase	4.03%
_________________________________________________________

(1)	The expected long-term rate of return is based on a blend of historic returns of equity and debt securities.
The net periodic benefit cost (credit) for the period from July 14, 2016 to December 31, 2016 includes the following components:

Components of net periodic benefit cost (credit):
Service cost	$668
Interest cost	598
Expected return on plan assets	(686)
Plan amendment effect	(3,067)
Net periodic benefit credit	$(2,487)
The weighted-average asset allocation at December 31, 2016 is as follows:

	Target	Actual
Asset category:
Equity securities	60%	56%
Debt securities	30%	35%
Real estate	10%	9%
Total	100%	100%
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

We do not intend to make any contributions to the pension plan during 2017. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2017	$1,060
2018	1,050
2019	1,140
2020	1,240
2021	1,310
Thereafter	7,370
$13,170
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
On December 31, 2015, we terminated our post-retirement medical plan and extinguished the remaining benefit obligation of $6.6 million. The plan termination gain of $5.6 million is included as a reduction of Operating expense (excluding depreciation) on our consolidated statement of operations for the year ended December 31, 2015.
The changes in the benefit obligation of our post-retirement medical plan as of and for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Benefit obligation at the beginning of year	$5,414	$4,505
Service cost	370	260
Interest cost	212	194
Plan amendments	—	48
Plan termination	(6,632)	—
Actuarial loss (gain)	636	407
Projected benefit obligation at end of year	$—	$5,414
The post-retirement medical plan was an unfunded plan and therefore had no plan assets as of or during for the years ended December 31, 2015 and 2014.
The weighted-average discount rate used to determine the benefit obligations as of December 31, 2014 was 3.50%. The discount rate was selected by comparing the expected plan cash flows to the December 31, 2014 Citigroup Pension Discount Curve. The weighted-average discount rate used to determine net periodic benefit costs for the years ended December 31, 2015 and 2014 was 3.5% and 4.5%, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 17—Income (Loss) Per Share
Basic loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 347 thousand shares, 344 thousand shares and 749 thousand shares for the years ended December 31, 2016, 2015 and 2014, respectively. The common stock warrants are included in the calculation of basic loss per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(45,835)	$(39,911)	$(47,041)
Undistributed income allocated to participating securities (2)	—	—	—
Net income (loss) attributable to common stockholders	$(45,835)	$(39,911)	$(47,041)

Basic weighted-average common stock shares outstanding	42,349	37,678	32,739
Add dilutive effects of common stock equivalents (1)	—	—	—
Diluted weighted-average common stock shares outstanding	42,349	37,678	32,739

Basic and diluted loss per common share	$(1.08)	$(1.06)	$(1.44)
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
For the year ended December 31, 2016, our calculation of dilutive shares outstanding excluded 451 thousand shares of unvested restricted stock, 1.3 million stock options and 6.4 million outstanding common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on the date of issuance. For the year ended December 31, 2015, our calculation of dilutive shares outstanding excluded 535 thousand shares of unvested restricted stock and 632 thousand stock options. For the year ended December 31, 2014, our calculation of dilutive shares outstanding excluded 446 thousand shares of unvested restricted stock and 88 thousand stock options.
As discussed in Note 11—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. We have a net loss for the year ended December 31, 2016; therefore, there is no impact for the conversion of the 5.00% Convertible Senior Notes on diluted EPS as the effect would be anti-dilutive; however, had we reported net income for the year ended December 31, 2016, diluted EPS would have been determined using the if-converted method.
Note 18—Income Taxes
We have approximately $1.6 billion in net operating loss carryforwards ("NOL carryforwards"); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2016 and 2015.
In connection with our emergence from bankruptcy on August 31, 2012, we experienced an ownership change as defined under Section 382 of the Code. Section 382 generally places a limit on the amount of NOL carryforwards and other tax attributes arising before an ownership change that may be used to offset taxable income after an ownership change. We believe that we have qualified for an exception to the general limitation rules. This exception under Code Section 382(l)(5) provides for substantially less restrictive limitations on our NOL carryforwards; however, the NOL carryforwards would have been eliminated if we had experienced another ownership change within the two year period following our Bankruptcy. Our amended and restated certificate of incorporation places restrictions upon the ability of certain equity interest holders to transfer their ownership interest in us. These restrictions are designed to provide us with the maximum assurance that another ownership change does not occur that could adversely impact our NOL carryforwards.
During the years ended December 31, 2016, 2015 and 2014, no adjustments were recognized for uncertain tax benefits.
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
During 2016, we recorded a benefit for the release of $8.6 million of our valuation allowance to offset future temporary differences associated with the 5.00% Convertible Senior Notes. During 2015, we recorded a benefit for the release of $16.8 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income of Mid Pac. During 2017 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Income (loss) before income taxes related to our foreign operations was a loss of $1.4 million, $0.9 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S.—Federal	$—	$—	$—
U.S.—State	23	—	(264)
Foreign	—	(299)	(80)
Deferred:
U.S.—Federal	(7,046)	(14,685)	(14)
U.S.—State	(889)	(1,804)	(177)
Foreign	—	—	80
Total	$(7,912)	$(16,788)	$(455)
Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate of 35% to pretax income as a result of the following:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6%	3.2%	1.3%
Expiration of capital loss carryover	(17.6)%	(25.5)%	—%
Change in valuation allowance	9.2%	25.3%	(38.8)%
Permanent items	(5.7)%	(7.6)%	3.6%
Provision to return adjustments	(7.8)%	(0.8)%	(0.1)%
Actual income tax rate	14.7%	29.6%	1.0%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss	$611,631	$522,541
State deferred tax assets	159	9,160
Capital loss carryforwards	—	12,193
Property and equipment	23,203	27,372
Investment in Laramie Energy	—	42,986
Contingent consideration	—	9,653
Other	10,709	9,234
Total deferred tax assets	645,702	633,139
Valuation allowance	(613,866)	(621,220)
Net deferred tax assets	31,836	11,919
Deferred tax liabilities:
Investment in Laramie Energy	20,600	—
Convertible notes	6,866	—
Intangible assets	2,671	9,834
Other	2,331	2,023
State liabilities	6	62
Total deferred tax liabilities	32,474	11,919
Total deferred tax liability, net	$(638)	$—
We have NOL carryforwards as of December 31, 2016 of $1.6 billion for federal income tax purposes. If not utilized, the NOL carryforwards will expire during 2027 through 2035. We also have Alternative Minimum Tax Credit Carryovers of $785 thousand. These credits do not expire; however, we must first generate regular taxable income before they can be used.
During 2016, we amended our federal income tax returns for 2012, 2013 and 2014 to properly reflect amortization deductions with respect to certain development costs related to our investment in Laramie Energy that should have been claimed in those years.  The impact of the corrected returns was an increase to the deferred tax asset related to our net operating loss and a corresponding decrease in the deferred tax asset related to our investment in Laramie Energy of approximately $59 million.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 19—Segment Information
We report the results for the following five business segments: (i) Refining, (ii) Retail, (iii) Logistics, (iv) Texadian and (v) Corporate and Other. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments.
Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2016	Refining	Logistics	Retail	Texadian	Corporate, Eliminations and Other (1)	Total
Revenues	$1,702,463	$102,779	$290,402	$41,064	$(271,663)	$1,865,045
Cost of revenues (excluding depreciation)	1,580,014	65,439	220,545	42,079	(271,738)	1,636,339
Operating expense (excluding depreciation)	112,724	11,239	41,291	—	815	166,069
Lease operating expenses	—	—	—	—	147	147
Depreciation, depletion and amortization	17,565	4,679	6,372	667	2,334	31,617
General and administrative expense	—	—	—	—	42,073	42,073
Acquisition and integration costs	—	—	—	—	5,294	5,294
Operating income (loss)	$(7,840)	$21,422	$22,194	$(1,682)	$(50,588)	$(16,494)
Interest expense and financing costs, net						(28,506)
Other expense, net						(98)
Change in value of common stock warrants						2,962
Change in value of contingent consideration						10,770
Equity losses from Laramie Energy, LLC						(22,381)
Loss before income taxes						(53,747)
Income tax benefit						7,912
Net loss						$(45,835)

Total assets	$772,438	$120,443	$122,570	$5,339	$124,643	$1,145,433
Goodwill	53,037	36,145	16,550	—	—	105,732
Capital expenditures	15,106	1,344	4,375	—	4,008	24,833
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $271.9 million for the year ended December 31, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

For the year ended December 31, 2015	Refining	Logistics	Retail	Texadian	Corporate, Eliminations and Other (1)	Total
Revenues	$1,895,662	$82,671	$283,507	$132,472	$(327,975)	$2,066,337
Cost of revenues (excluding depreciation)	1,718,729	48,660	215,194	134,780	(329,995)	1,787,368
Operating expense (excluding depreciation)	95,588	5,433	35,317	—	—	136,338
Lease operating expenses	—	—	—	—	5,283	5,283
Depreciation, depletion and amortization	9,522	3,117	5,421	854	1,004	19,918
Impairment expense	—	—	—	9,639	—	9,639
General and administrative expense	—	—	—	—	44,271	44,271
Acquisition and integration costs	—	—	—	—	2,006	2,006
Operating income (loss)	$71,823	$25,461	$27,575	$(12,801)	$(50,544)	$61,514
Interest expense and financing costs, net						(20,156)
Loss on termination of financing agreements						(19,669)
Other expense, net						(291)
Change in value of common stock warrants						(3,664)
Change in value of contingent consideration						(18,450)
Equity losses from Laramie Energy, LLC						(55,983)
Loss before income taxes						(56,699)
Income tax benefit						16,788
Net loss						$(39,911)

Total assets	$516,482	$53,158	$115,544	$29,929	$177,148	$892,261
Goodwill	13,765	11,012	16,550	—	—	41,327
Capital expenditures	8,573	6,089	3,643	108	3,932	22,345
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $330.0 million for the year ended December 31, 2015.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

For the year ended December 31, 2014	Refining	Logistics	Retail	Texadian	Corporate, Eliminations and Other (1)	Total
Revenues	$2,816,667	$70,457	$231,673	$189,160	$(199,932)	$3,108,025
Cost of revenues (excluding depreciation)	2,732,817	39,910	187,150	183,511	(205,916)	2,937,472
Operating expense (excluding depreciation)	111,261	4,524	25,115	—	—	140,900
Lease operating expenses	—	—	—	—	5,673	5,673
Depreciation, depletion and amortization	6,008	1,881	2,353	2,018	2,637	14,897
Gain on sale of assets, net	—	—	—	—	624	624
Trust litigation and settlements	—	—	—	—	—	—
General and administrative expense	—	—	—	—	34,304	34,304
Acquisition and integration costs	—	—	—	—	11,687	11,687
Operating (income) loss	$(33,419)	$24,142	$17,055	$3,631	$(48,941)	$(37,532)
Interest expense and financing costs, net						(17,995)
Loss on termination of financing agreements						(1,788)
Other income, net						(312)
Change in value of common stock warrants						4,433
Change in value of contingent consideration						2,849
Equity earnings from Laramie Energy, LLC						2,849
Loss before income taxes						(47,496)
Income tax benefit						455
Net loss						$(47,041)

Total assets	$396,760	$19,070	$42,389	$87,695	$189,322	$735,236
Goodwill	—	—	13,796	6,990	—	20,786
Capital expenditures	8,720	3,259	487	300	1,534	14,300
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $205.9 million for the year ended December 31, 2014.
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
Convertible Notes Offering
In June 2016, we issued $115 million in aggregate principal amount of our 5.00% Convertible Senior Notes in a private placement under Rule 144A in the Notes Offering. Please read Note 11—Debt for further discussion.
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
For the Years Ended December 31, 2016, 2015 and 2014

affiliates were allocated the opportunity to purchase at least $32.5 million of the 5.00% Convertible Senior Notes offered in the Notes Offering.
Affiliates of Whitebox and Highbridge each purchased an aggregate of $47.5 million and $40.4 million, respectively, principal amount of the 5.00% Convertible Senior Notes in the Notes Offering.
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
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the years ended December 31, 2016 or 2015.
In October 2015, we terminated our Services Agreement with Whitebox.
Bridge Notes Commitment and Issuance
On June 14, 2016, we entered into a Bridge Notes commitment letter (the “Bridge Notes Commitment Letter”) with entities affiliated with EGI and Highbridge Capital Management pursuant to which such parties committed to purchase an aggregate of up to $52.6 million of Bridge Notes. We paid a fee, in the amount of 5.0% of their respective commitments, to each of the entities affiliated with EGI and Highbridge Capital Management who had committed to purchasing Bridge Notes pursuant to the Bridge Notes Commitment Letter. This fee was deducted from the proceeds received at the Bridge Notes closing in July 2016. On September 22, 2016, we repaid $49 million of the outstanding interest and principal on the Bridge Notes and converted the remaining outstanding principal amount on the Bridge Notes into 272,733 shares of our common stock. Please read Note 11—Debt for further discussion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 21—Quarterly Financial Data (Unaudited)
Summarized quarterly data for the years ended December 31, 2016 and 2015 consist of the following (in thousands, except per share amounts):

	Year Ended December 31, 2016
	Q1	Q2	Q3	Q4
Revenues	$377,812	$413,793	$510,305	$563,136
Operating income (loss)	(19,719)	(3,313)	(21,784)	28,325
Net income (loss)	(18,673)	(13,088)	(27,761)	13,687

Net income (loss) per share
Basic	$(0.46)	$(0.32)	$(0.67)	$0.30
Diluted	$(0.46)	$(0.32)	$(0.67)	$0.30

	Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
Revenues	$543,611	$583,759	$495,503	$443,464
Operating income (loss)	17,857	27,460	26,274	(10,077)
Net income (loss)	462	11,723	14,740	(66,836)	(1)

Net income (loss) per share
Basic	$0.01	$0.31	$0.39	$(1.72)
Diluted	$0.01	$0.31	$0.39	$(1.72)
________________________________________________________

(1)	During the fourth quarter of 2015, we recognized an impairment of $41.1 million on our equity investment in Laramie Energy. Please read Note 3—Investment in Laramie Energy, LLC.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

Note 22—Supplemental Oil and Gas Disclosures (Unaudited)
Capitalized costs related to oil and gas activities are as follows (in thousands):

	December 31,
	2016	2015
Company:
Unproved properties	$—	$—
Proved properties	1,122	1,122
	1,122	1,122
Accumulated depreciation and depletion	(930)	(862)
Total	$192	$260

Company’s share of Laramie Energy:
Unproved properties	$14,416	$9,253
Proved properties	334,085	202,195
	348,501	211,448
Accumulated depreciation and depletion	(91,454)	(56,241)
Total	$257,047	$155,207
Costs incurred in oil and gas activities including costs associated with assets retirement obligations, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Company:
Development costs—other	$—	$—	$102
Total	$—	$—	$102

Company’s share of Laramie Energy:
Acquisition costs	$65,324	$—	$—
Development costs—other	12,805	21,747	15,599
Total	$78,129	$21,747	$15,599
For the years ended December 31, 2016, 2015 and 2014, neither we nor Laramie Energy incurred exploratory well costs so no amounts were capitalized or expensed during these respective periods. Accordingly, there were no suspended exploratory well costs at December 31, 2016, 2015 and 2014 that were being evaluated.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

A summary of the results of operations for oil and gas producing activities, excluding general and administrative costs, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Company:
Revenue
Oil and gas revenues	$190	$2,019	$5,984
Expenses
Production costs	147	5,283	5,673
Depletion and amortization	69	42	2,376
Exploration	—	—	—
Abandoned and impaired properties	—	—	—
Results of operations of oil and gas producing activities	$(26)	$(3,306)	$(2,065)

Company’s share of Laramie Energy:
Revenue
Oil and gas revenues	$43,607	$14,217	$26,829
Expenses
Production costs	27,750	11,047	11,225
Impairment of unproved properties	—	3,977	—
Depletion and amortization	17,534	8,226	10,921
Results of operations of oil and gas producing activities	$(1,677)	$(9,033)	$4,683

Total results of operations of oil and gas producing activities	$(1,703)	$(12,339)	$2,618

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
Estimates of our crude oil and natural gas reserves and present values as of December 31, 2016, 2015 and 2014, were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

A summary of changes in estimated quantities of proved reserves for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Gas	Oil	NGLS	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe) (1)
Company:
Balance at January 1, 2014	662	236	—	2,078
Revisions of quantity estimate	65	(67)	21	(211)
Extensions and discoveries	8	1	—	14
Production	(134)	(93)	(4)	(716)
Balance at December 31, 2014 (2)	601	77	17	1,165
Revisions of quantity estimate	(330)	(35)	(15)	(630)
Extensions and discoveries	—	—	—	—
Production	(83)	(36)	(2)	(311)
Balance at December 31, 2015 (3)	188	6	—	224
Revisions of quantity estimate	196	3	8	262
Extensions and discoveries	—	—	—	—
Production	(54)	(2)	—	(66)
Balance at December 31, 2016 (4)	330	7	8	420

Company’s share of Laramie Energy:
Balance at January 1, 2014	186,597	584	7,401	234,509
Revisions of quantity estimate	8,876	34	(1,689)	(1,054)
Extensions and discoveries	21,108	128	489	24,808
Production	(4,831)	(18)	(125)	(5,689)
Balance at December 31, 2014 (2)	211,750	728	6,076	252,574
Revisions of quantity estimate	(99,548)	(316)	(2,718)	(117,752)
Extensions and discoveries	32,041	131	1,007	38,869
Acquisitions and divestures	(5,945)	(20)	(171)	(7,091)
Production	(4,745)	(20)	(149)	(5,759)
Balance at December 31, 2015 (3)	133,553	503	4,045	160,841
Revisions of quantity estimate	38,022	87	808	43,392
Extensions and discoveries	638	1	19	758
Acquisitions and divestures	168,887	492	4,701	200,045
Production	(15,192)	(59)	(552)	(18,858)
Balance at December 31, 2016 (4)	325,908	1,024	9,021	386,178

Total at December 31, 2016	326,238	1,031	9,029	386,598
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

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

(4)
During 2016, the Company's estimated proved reserves, inclusive of the Company's share of Laramie Energy's estimated proved reserves, increased by 225,533 MMcfe or approximately 140.0%. Acquisitions and divestitures related to our share of Laramie Energy's estimated proved reserves resulted in an increase of 200,045 MMcfe from the beginning of year reserves.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

This increase was primarily due to Laramie Energy's acquisition of properties in the Piceance Basin for $157.5 million in March 2016. Please read Note 3—Investment in Laramie Energy, LLC for more information. The increase of 43,392 MMcfe in Revisions of quantity estimate related to our share of Laramie Energy's estimated proved reserves is primarily due to wells that have become economic as a result of increased operator efficiency and cost reductions.

	Gas	Oil	NGLS	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe) (1)
December 31, 2014
Proved developed reserves
Company	601	77	17	1,165
Company's share of Laramie Energy	48,855	195	1,226	57,381
Total	49,456	272	1,243	58,546
Proved undeveloped reserves
Company	—	—	—	—
Company's share of Laramie Energy	162,895	533	4,850	195,193
Total	162,895	533	4,850	195,193

December 31, 2015
Proved developed reserves
Company	188	6	—	224
Company's share of Laramie Energy	65,499	248	1,931	78,573
Total	65,687	254	1,931	78,797
Proved undeveloped reserves
Company	—	—	—	—
Company's share of Laramie Energy	68,054	255	2,114	82,268
Total	68,054	255	2,114	82,268

December 31, 2016
Proved developed reserves
Company	330	7	8	420
Company's share of Laramie Energy	159,500	516	4,349	188,690
Total	159,830	523	4,357	189,110
Proved undeveloped reserves
Company	—	—	—	—
Company's share of Laramie Energy	166,408	508	4,672	197,488
Total	166,408	508	4,672	197,488
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

	Price per MMbtu (2)	WTI per Bbl
Base pricing, before adjustments for contractual differentials (Company and Laramie Energy): (1)
December 31, 2014	$4.36	$94.99
December 31, 2015	2.39	50.28
December 31, 2016	2.29	42.75
______________________________________________

(1)
Proved reserves are required to be calculated based on the 12-month, first day of the month historical average price in accordance with SEC rules. The prices shown above are base index prices to which adjustments are made for contractual deducts and other factors.

(2)	The CIG index was used for pricing during 2014 and 2015. In 2016, pricing is based on the Northwest spot price index.
Future net cash flows presented below are computed using applicable prices (as summarized above) and costs and are net of all overriding royalty revenue interests.

	December 31,
	2016	2015	2014
	(in thousands)
Company:
Future net cash flows	$1,154	$690	$10,452
Future costs
Production	713	345	7,760
Development and abandonment	2	25	37
Income taxes (1)	—	—	—
Future net cash flows	439	320	2,655
10% discount factor	(154)	(128)	(889)
Discounted future net cash flows	$285	$192	$1,766

Company’s share of Laramie Energy:
Future net cash flows	$955,090	$425,596	$1,268,704
Future costs
Production	488,977	249,831	539,796
Development and abandonment	148,708	72,462	236,027
Income taxes (1)	—	—	—
Future net cash flows	317,405	103,303	492,881
10% discount factor	(174,512)	(63,302)	(322,282)
Discounted future net cash flows	$142,893	$40,001	$170,599

Total discounted future net cash flows	$143,178	$40,193	$172,365
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

The principal sources of changes in the standardized measure of discounted net cash flows for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Company	Company's Share of Laramie Energy	Total

Balance at January 1, 2014	$3,537	$89,325	$92,862
Sales of oil and gas production during the period, net of production costs	(1,288)	(3,763)	(5,051)
Net change in prices and production costs	(31)	35,837	35,806
Changes in estimated future development costs	118	(6,292)	(6,174)
Extensions, discoveries and improved recovery	85	4,914	4,999
Revisions of previous quantity estimates, estimated timing of development and other	(1,111)	27,632	26,521
Previously estimated development and abandonment costs incurred during the period	102	14,013	14,115
Accretion of discount	354	8,933	9,287
Balance at December 31, 2014	1,766	170,599	172,365
Sales of oil and gas production during the period, net of production costs	(479)	(5,753)	(6,232)
Acquisitions and divestitures	—	(4,789)	(4,789)
Net change in prices and production costs	(679)	(153,564)	(154,243)
Changes in estimated future development costs	8	788	796
Extensions, discoveries and improved recovery	—	9,273	9,273
Revisions of previous quantity estimates, estimated timing of development and other	(601)	(8,621)	(9,222)
Previously estimated development and abandonment costs incurred during the period	—	15,008	15,008
Accretion of discount	177	17,060	17,237
Balance at December 31, 2015	192	40,001	40,193
Sales of oil and gas production during the period, net of production costs	(62)	(7,979)	(8,041)
Acquisitions and divestitures	—	81,066	81,066
Net change in prices and production costs	(20)	2,994	2,974
Changes in estimated future development costs	14	(8,575)	(8,561)
Extensions, discoveries and improved recovery	—	231	231
Revisions of previous quantity estimates, estimated timing of development and other	142	18,350	18,492
Previously estimated development and abandonment costs incurred during the period	—	12,805	12,805
Other	—	—	—
Accretion of discount	19	4,000	4,019
Balance at December 31, 2016	$285	$142,893	$143,178

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$10,361	$91,023
Restricted cash	746	748
Prepaid and other current assets	9,200	9,223
Due from subsidiaries	66,900	49,227
Note receivable from subsidiary	—	10,418
Total current assets	87,207	160,639
Property and equipment
Property, plant and equipment	10,259	5,895
Less accumulated depreciation and depletion	(3,485)	(1,243)
Property and equipment, net	6,774	4,652
Long-term assets
Investment in subsidiaries	513,693	275,906
Other long-term assets	1,976	1,976
Total assets	$609,650	$443,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,529	$2,761
Other accrued liabilities	8,141	10,703
Due to subsidiaries	73,529	23,991
Total current liabilities	86,199	37,455
Long-term liabilities
Long-term debt	148,456	56,875
Common stock warrants	5,134	8,096
Long-term capital lease obligations	952	136
Total liabilities	240,741	102,562
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2016 and December 31, 2015, 45,533,913 shares and 41,009,924 shares issued at December 31, 2016 and December 31, 2015, respectively	455	410
Additional paid-in capital	587,057	515,165
Accumulated deficit	(220,799)	(174,964)
Accumulated other comprehensive income	2,196	—
Total stockholders’ equity	368,909	340,611
Total liabilities and stockholders’ equity	$609,650	$443,173

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses
Depreciation and amortization	$2,205	$963	$260
General and administrative expense	15,618	16,558	14,448
Acquisition and integration expense	4,781	1,776	7,110
Total operating expenses	22,604	19,297	21,818

Operating loss	(22,604)	(19,297)	(21,818)

Other income (expense)
Interest expense and financing costs, net	(18,246)	(13,028)	(9,683)
Interest income from subsidiaries	583	1,000	167
Other income (expense), net	67	215	(90)
Change in value of common stock warrants	2,962	(3,664)	4,433
Equity in earnings (losses) of subsidiaries	(17,170)	(5,137)	(20,050)
Total other income (expense), net	(31,804)	(20,614)	(25,223)

Loss before income taxes	(54,408)	(39,911)	(47,041)
Income tax benefit	8,573	—	—
Net loss	$(45,835)	$(39,911)	$(47,041)

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(45,835)	$(39,911)	$(47,041)
Other comprehensive income (loss): (1)
Reclassification of other post-retirement benefits loss to net income	—	1,082	—
Other post-retirement benefits income (loss)	2,196	(636)	(446)
Total other comprehensive income (loss)	2,196	446	(446)
Comprehensive loss	$(43,639)	$(39,465)	$(47,487)
____________________________________________________
(1)Other comprehensive income (loss) relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(45,835)	$(39,911)	$(47,041)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,205	962	260
Non-cash interest expense	13,722	6,860	7,010
Non-cash interest income from subsidiary	(583)	(1,000)	(167)
Change in value of common stock warrants	(2,962)	3,644	(4,433)
Deferred taxes	(8,573)	—	—
Stock-based compensation	2,226	3,202	3,970
Equity in losses of subsidiaries	17,170	5,137	20,050
Net changes in operating assets and liabilities:
Trade accounts receivable	—	—	678
Prepaid and other assets	25	(8,466)	(1,405)
Accounts payable and other accrued liabilities	381	3,674	840
Net cash provided by (used in) operating activities	(22,224)	(25,898)	(20,238)
Cash flows from investing activities
Investments in subsidiaries	(264,163)	(89,603)	(10,000)
Distributions from subsidiaries	9,047	68,418	4,000
Note receivable from subsidiary	10,000	—	(10,000)
Capital expenditures	(4,321)	(4,461)	(1,249)
Due to (from) subsidiaries	(23,947)	27,627	(64,701)
Net cash used in investing activities	(273,384)	1,981	(81,950)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	49,044	76,056	103,949
Proceeds from borrowings	172,282	7,378	60,870
Repayments of borrowings	(63,062)	(37,214)	—
Payment of deferred loan costs	(6,298)	(307)	(263)
Due to (from) subsidiaries	63,578	—	—
Other financing activities, net	(598)	(1,087)	6
Net cash provided by financing activities	214,946	44,826	164,562
Net increase (decrease) in cash and cash equivalents	(80,662)	20,909	62,374
Cash and cash equivalents at beginning of period	91,023	70,114	7,740
Cash and cash equivalents at end of period	$10,361	$91,023	$70,114
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(4,557)	$(4,709)	$(65)
Taxes	—	51	452
Non-cash investing and financing activities:
Accrued capital expenditures	$361	$417	$78
Stock issued used to settle bankruptcy claims	—	—	2,677
Value of warrants and debt reclassified to equity	3,084	7,691	786
Capital leases	1,575	216	—
This statement should be read in conjunction with the notes to consolidated financial statements.

Item  16. FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2017.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ Christopher Micklas
Christopher Micklas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on March 7, 2017.

Signature	Title

/s/ WILLIAM PATE	President and Chief Executive Officer (Principal Executive Officer)
William Pate

/s/ CHRISTOPHER MICKLAS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Christopher Micklas

/s/ MELVYN N. KLEIN	Chairman of the Board of Directors
Melvyn N. Klein

/s/ ROBERT S. SILBERMAN	Vice Chairman of the Board
Robert S. Silberman

/s/ WILLIAM MONTELEONE	Director
William Monteleone

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ L. MELVIN COOPER	Director
L. Melvin Cooper

/s/ CURTIS ANASTASIO	Director
Curtis Anastasio

/s/ WALTER A. DODS, JR.	Director
Walter A. Dods, Jr.

/s/ JOSEPH ISRAEL	Director
Joseph Israel