Form 10-Q
period 2017-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2017-05-10
CIK 821483

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
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

45,790,612 shares of common stock, $0.01 par value, were outstanding as of May 5, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$46,212	$47,772
Restricted cash	1,245	1,246
Trade accounts receivable	96,214	102,384
Inventories	293,069	198,326
Prepaid and other current assets	24,646	53,380
Total current assets	461,386	403,108
Property and equipment
Property, plant and equipment	504,453	499,867
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	505,575	500,989
Less accumulated depreciation and depletion	(57,557)	(49,727)
Property and equipment, net	448,018	451,262
Long-term assets
Investment in Laramie Energy, LLC	117,569	108,823
Intangible assets, net	29,084	29,912
Goodwill	105,732	105,732
Other long-term assets	41,913	46,596
Total assets	$1,203,702	$1,145,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,286	$20,286
Obligations under inventory financing agreements	299,738	225,135
Accounts payable	47,888	65,190
Other accrued liabilities	54,597	72,154
Total current liabilities	422,509	382,765
Long-term liabilities
Long-term debt, net of current maturities	338,120	350,110
Common stock warrants	5,823	5,134
Long-term capital lease obligations	1,509	1,780
Other liabilities	36,637	36,735
Total liabilities	804,598	776,524
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2017 and December 31, 2016, 45,763,555 shares and 45,533,913 shares issued at March 31, 2017 and December 31, 2016, respectively	458	455
Additional paid-in capital	589,462	587,057
Accumulated deficit	(193,012)	(220,799)
Accumulated other comprehensive income	2,196	2,196
Total stockholders’ equity	399,104	368,909
Total liabilities and stockholders’ equity	$1,203,702	$1,145,433

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$605,253	$377,812

Operating expenses
Cost of revenues (excluding depreciation)	501,289	342,388
Operating expense (excluding depreciation)	50,348	38,177
Depreciation, depletion, and amortization	11,260	5,095
General and administrative expense	12,914	11,200
Acquisition and integration expense	253	671
Total operating expenses	576,064	397,531

Operating income (loss)	29,189	(19,719)

Other income (expense)
Interest expense and financing costs, net	(8,942)	(4,613)
Other income, net	130	46
Change in value of common stock warrants	(689)	1,644
Change in value of contingent consideration	—	6,176
Equity earnings (losses) from Laramie Energy, LLC	8,746	(1,871)
Total other income (expense), net	(755)	1,382

Income (loss) before income taxes	28,434	(18,337)
Income tax expense	(648)	(336)
Net income (loss)	$27,786	$(18,673)

Earnings (loss) per share
Basic	$0.60	$(0.46)
Diluted	$0.58	$(0.46)
Weighted-average number of shares outstanding
Basic	45,476	40,974
Diluted	51,865	40,974

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$27,786	$(18,673)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion, and amortization	11,260	5,095
Non-cash interest expense	2,364	1,030
Change in value of common stock warrants	689	(1,644)
Change in value of contingent consideration	—	(6,176)
Deferred taxes	202	—
Stock-based compensation	2,536	2,185
Unrealized loss (gain) on derivative contracts	(1,488)	1,609
Equity (earnings) losses from Laramie Energy, LLC	(8,746)	1,871
Net changes in operating assets and liabilities:
Trade accounts receivable	6,362	10,466
Prepaid and other assets	32,050	43,994
Inventories	(94,743)	72,948
Obligations under inventory financing agreements	76,515	(84,623)
Accounts payable and other accrued liabilities	(29,792)	(16,053)
Net cash provided by operating activities	24,995	12,029
Cash flows from investing activities
Capital expenditures	(7,579)	(4,476)
Proceeds from sale of assets	—	2,235
Investment in Laramie Energy, LLC	—	(55,000)
Net cash used in investing activities	(7,579)	(57,241)
Cash flows from financing activities
Proceeds from sale of common stock, net of offering costs	(33)	—
Proceeds from borrowings	74,700	—
Repayments of borrowings	(91,636)	(5,114)
Net borrowings (repayments) on deferred payment arrangement	(1,912)	5,566
Purchase of common stock for retirement	(95)	(186)
Contingent consideration settlements	—	(1,084)
Net cash used in financing activities	(18,976)	(818)
Net decrease in cash and cash equivalents	(1,560)	(46,030)
Cash and cash equivalents at beginning of period	47,772	167,788
Cash and cash equivalents at end of period	$46,212	$121,758
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(5,249)	$(2,746)
Taxes	—	139
Non-cash investing and financing activities:
Accrued capital expenditures	$1,676	$2,439

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries ("Par" or the "Company") own, manage, and maintain interests in energy and infrastructure businesses. Currently, we operate in three primary business segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ultra-low sulfur diesel, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our retail network includes Hele, Tesoro, and "76" branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven, and other sites operated by third parties.
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM"), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. In addition, we own and operate a crude oil pipeline gathering system , a refined products pipeline, storage facilities, and loading racks in Wyoming. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
We own a 42.3% equity investment in Laramie Energy, LLC ("Laramie Energy"). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Our Corporate and Other reportable segment includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor. As of December 31, 2016, Texadian has ceased its business operations other than maintaining its fleet of railcars.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Par and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported in our condensed consolidated financial statements for prior periods have been reclassified to conform with the current presentation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual amounts could differ from these estimates.
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the following:
In March 2017, the Financial Accounting Standards Board issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity’s financial statements (interim or annual) have not been issued or made available for issuance. ASU 2017-07 should be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of the service cost component in assets. We do not expect the adoption of ASU 2017-07 to have a material impact on our financial condition, results of operations, or cash flows.
Accounting Principles Adopted
On January 1, 2017, we adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of this ASU did not have a material impact on our financial condition, results of operations, and cash flows.
On January 1, 2017, we adopted ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The adoption of this ASU did not have any impact on our financial condition, results of operations, and cash flows.
Note 3—Investment in Laramie Energy, LLC
We have a 42.3% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado. We acquired our equity interest in Laramie Energy as a result of (1) the contribution of certain natural gas and oil interests to Laramie Energy in conjunction with our corporate reorganization in August 2012 and (2) cash contributions of $27.5 million in 2015 and $55.0 million in 2016.
Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing base currently set at $210 million. As of March 31, 2017, the balance outstanding on the revolving credit facility was approximately $121 million. We are guarantors of Laramie Energy's credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Three Months Ended March 31, 2017
Beginning balance	$108,823
Equity earnings from Laramie	7,415
Accretion of basis difference	1,331
Ending balance	$117,569

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2017	December 31, 2016
Current assets	$10,084	$12,199
Non-current assets	654,719	655,022
Current liabilities	41,336	58,067
Non-current liabilities	181,746	186,631

	Three Months Ended March 31,
	2017	2016
Natural gas and oil revenues	$40,612	$14,693
Income (loss) from operations	1,163	(11,124)
Net income (loss)	17,528	(2,579)
Laramie Energy's net income for the three months ended March 31, 2017 includes $13.3 million of depreciation, depletion, and amortization ("DD&A") and $24.2 million of unrealized gain on derivative instruments. Laramie Energy's net loss for the three months ended March 31, 2016 includes $7.6 million of DD&A and $5.9 million of unrealized gain on derivative instruments.
At March 31, 2017 and December 31, 2016, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $66.5 million and $67.8 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy in 2015. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
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
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $209.4 million, including a deposit of $5.0 million paid in June 2016, and assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million. The consideration was paid with funds received from the issuance of our 2.50% convertible subordinated bridge notes (the "Bridge Notes"), cash on hand, which included the net proceeds from our June 2016 issuance and sale of an aggregate of $115 million principal amount of 5.00% convertible senior notes due 2021 (the "5.00% Convertible Senior Notes"), and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the "Par Wyoming Holdings Credit Agreement").
We accounted for the WRC Acquisition as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the second quarter of 2017. The primary area of the purchase price allocation that is not yet finalized relates to environmental liabilities.
The results of operations of Wyoming Refining were included in our results beginning July 14, 2016. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the WRC Acquisition had been completed on January 1, 2015 (in thousands, except per share amounts):

Three Months Ended March 31, 2016
Revenues	$438,233
Net loss	(31,155)

Loss per share
Basic	$(0.76)
Diluted	$(0.76)
Note 5—Inventories
Inventories at March 31, 2017 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$60,169	$87,350	$147,519
Refined products and blendstock	42,011	82,565	124,576
Warehouse stock and other	20,974	—	20,974
Total	$123,154	$169,915	$293,069
Inventories at December 31, 2016 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$11,620	$49,682	$61,302
Refined products and blendstock	38,916	77,677	116,593
Warehouse stock and other	20,431	—	20,431
Total	$70,967	$127,359	$198,326
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements for further information.
We did not recognize a reserve for lower of cost or net realizable value of inventory as of March 31, 2017. The reserve for the lower of cost or net realizable value of inventory was $0.2 million as of December 31, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Advances to suppliers for crude oil purchases	$7,793	$38,300
Collateral posted with broker for derivative instruments	3,190	2,714
Prepaid insurance	5,088	7,504
Derivative assets	3,437	161
Other	5,138	4,701
Total	$24,646	$53,380
Note 7—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices. Our obligations under the Supply and Offtake Agreements are secured by a security interest on substantially all of the assets of our subsidiary Par Hawaii Refining, LLC ("PHR"), a security interest on the equity interests held by our wholly owned subsidiary, Par Petroleum, LLC, in PHR, and a mortgage whereby PHR granted to J. Aron a lien on all real property and improvements owned by PHR, including our Hawaii refinery.
Though title to the crude oil and certain refined product inventories resides with J. Aron, the Supply and Offtake Agreements are accounted for similar to a product financing arrangement; therefore, the crude oil and refined products inventories will continue to be included on our condensed consolidated balance sheets until processed and sold to a third party. Each reporting period, we record a liability in an amount equal to the amount we expect to pay to repurchase the inventory held by J. Aron based on current market prices.
For the three months ended March 31, 2017 and 2016, we incurred approximately $3.1 million and $1.9 million, respectively, in handling fees related to the Supply and Offtake Agreements, which are included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.8 million and $0.6 million, respectively, of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement ("Deferred Payment Arrangement") whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to 90-day LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of March 31, 2017 and December 31, 2016, the capacity of the Deferred Payment Arrangement was $55.4 million and $59.4 million, respectively. As of March 31, 2017 and December 31, 2016, we had $41.4 million and $43.3 million outstanding, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the remainder of the term of the Supply and Offtake Agreements for an additional $14.6 million to be settled in eighteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of March 31, 2017 and December 31, 2016, the receivable was $12.2 million and $14.6 million, respectively.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 9—Derivatives for further information.
Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2017	December 31, 2016
Hawaii Retail Credit Facilities	$92,569	$95,319
5.00% Convertible Senior Notes due 2021	115,000	115,000
Term Loan	50,361	60,361
Par Wyoming Holdings Term Loan	67,325	67,325
Wyoming Refining Senior Secured Term Loan	53,394	55,715
Wyoming Refining Senior Secured Revolver	7,800	6,700
Principal amount of long-term debt	386,449	400,420
Less: unamortized discount and deferred financing costs	(28,043)	(30,024)
Total debt, net of unamortized discount and deferred financing costs	358,406	370,396
Less: current maturities	(20,286)	(20,286)
Long-term debt, net of current maturities	$338,120	$350,110
Our debt is subject to various affirmative, negative, and financial covenants. As of March 31, 2017, we were in compliance with all debt covenants. Some of our subsidiaries have restrictions in their respective credit facilities with regard to dividends, distributions, loans, or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.
Wyoming Refining Credit Facilities

Wyoming Refining Company and its wholly owned subsidiary, Wyoming Pipeline Company LLC, are borrowers under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. as the lender. The Wyoming Refining Credit Facilities provide for (a) a revolving credit facility in the maximum principal amount at any time outstanding of $30 million ("Wyoming Refining Senior Secured Revolver"), subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit and (b) certain term loans that are fully advanced ("Wyoming Refining Senior Secured Term Loan"). The Wyoming Refining Senior Secured Term Loan requires quarterly principal payments of $2.3 million. All remaining outstanding amounts under the Wyoming Refining Senior Secured Term Loan and the Wyoming Refining Senior Secured Revolver are fully payable on April 30, 2018.

5.00% Convertible Senior Notes Due 2021

As of March 31, 2017, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $22.9 million and the carrying amount of the liability component was $92.1 million. As of March 31, 2017, the if-converted value did not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of March 31, 2017, we are in compliance with all of our credit agreements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

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
Note 9—Derivatives
Commodity Derivatives
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, and future sales of refined products. The derivative contracts that we execute to manage our price risk include exchange traded futures, options, and over-the-counter (“OTC”) swaps. Our futures, options, and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value, with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. We are also required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery. We utilize OTC swaps to accomplish this.
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
At March 31, 2017, our open commodity derivative contracts represent:

•	OTC swap sales of 1.1 million barrels that economically hedge our crude oil purchases;

•	OTC swap sales of 66 thousand barrels that economically hedge our refined products inventory;

•	futures purchases of 305 thousand barrels that economically hedge our sales of refined products; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and OTC swaps of 20 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of March 31, 2017, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our condensed consolidated statements of operations. As of March 31, 2017, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2017 and December 31, 2016 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2017	December 31, 2016
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$2,941	$—
Commodity derivatives (1)	Other long-term assets	1,290	2,748
Commodity derivatives	Other accrued liabilities	(791)	(595)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(9,392)	(20,000)
Interest rate derivatives	Prepaid and other current assets	496	161
Interest rate derivatives	Other long-term assets	3,149	3,377
Interest rate derivatives	Other accrued liabilities	—	(94)
_________________________________________________________

(1)
Does not include cash collateral of $3.2 million and $2.7 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2017	2016
Commodity derivatives	Cost of revenues (excluding depreciation)	$(6,367)	$(6,855)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	10,607	(22,976)
Interest rate derivatives	Interest expense and financing costs, net	110	(756)
Note 10—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of March 31, 2017 and December 31, 2016, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of March 31, 2017 and December 31, 2016, the warrants had a weighted-average exercise price of $0.09 and $0.10 and a remaining term of 5.42 years and 5.67 years, respectively.
The estimated fair value of the common stock warrants was $16.43 and $14.49 per share as of March 31, 2017 and December 31, 2016, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, and future sales of refined products. We utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

unobservable inputs that are not supported by sufficient market activity. The valuation of our J.Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at March 31, 2017 or December 31, 2016. Please read Note 9—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2017 and December 31, 2016 are presented gross in the tables below (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$433	$7,431	$—	$7,864	$(3,633)	$4,231
Interest rate derivatives	—	3,672	—	3,672	(27)	3,645
Total	$433	$11,103	$—	$11,536	$(3,660)	$7,876

Liabilities
Common stock warrants	$—	$—	$(5,823)	$(5,823)	$—	$(5,823)
Commodity derivatives	(116)	(4,308)	—	(4,424)	3,633	(791)
J. Aron repurchase obligation derivative	—	—	(9,392)	(9,392)	—	(9,392)
Interest rate derivatives	—	(27)	—	(27)	27	—
Total	$(116)	$(4,335)	$(15,215)	$(19,666)	$3,660	$(16,006)

	December 31, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$190	$26,095	$—	$26,285	$(23,537)	$2,748
Interest rate derivatives	—	3,602	—	3,602	(64)	3,538
Total	$190	$29,697	$—	$29,887	$(23,601)	$6,286

Liabilities
Common stock warrants	$—	$—	$(5,134)	$(5,134)	$—	$(5,134)
Commodity derivatives	(54)	(24,078)	—	(24,132)	23,537	(595)
J. Aron repurchase obligation derivative	—	—	(20,000)	(20,000)	—	(20,000)
Interest rate derivatives	—	(158)	—	(158)	64	(94)
Total	$(54)	$(24,236)	$(25,134)	$(49,424)	$23,601	$(25,823)
_________________________________________________________

(1)
Does not include cash collateral of $10.2 million and $9.7 million as of March 31, 2017 and December 31, 2016, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, at beginning of period	$(25,134)	$(25,867)
Settlements	—	1,084
Total unrealized income (loss) included in earnings	9,919	(15,155)
Balance, at end of period	$(15,215)	$(39,938)
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$91,175	$91,175
5.00% Convertible Senior Notes due 2021 (3)	92,101	134,647
Term Loan	48,141	53,130
Par Wyoming Holdings Term Loan (2)	65,985	65,985
Wyoming Refining Senior Secured Term Loan (2)	53,204	53,204
Wyoming Refining Senior Secured Revolver (2)	7,800	7,800
Common stock warrants	5,823	5,823

	December 31, 2016
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$93,853	$93,853
5.00% Convertible Senior Notes due 2021 (3)	91,029	122,229
Term Loan	57,426	62,367
Par Wyoming Holdings Term Loan (2)	65,908	65,908
Wyoming Refining Senior Secured Term Loan (2)	55,480	55,480
Wyoming Refining Senior Secured Revolver (2)	6,700	6,700
Common stock warrants	5,134	5,134
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
We estimate the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 9.48% and 11.06% as of March 31, 2017 and December 31, 2016, respectively, by reference to market interest rates for term debt of comparable companies.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of March 31, 2017. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 11—Commitments and Contingencies
In the ordinary course of business, we are a party to various lawsuits and other contingent matters. We establish accruals for specific legal matters when we determine that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on our financial condition, results of operations, or cash flows.
Tesoro Earnout Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Tesoro Corporation ("Tesoro") pursuant to which it purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC, an entity that was renamed Hawaii Independent Energy, LLC, and thereafter renamed Par Hawaii Refining, LLC. The cash consideration for the acquisition is subject to an earnout provision during the years 2014-2016. Tesoro has disputed our calculation of the 2015 and 2016 earnout amounts. We are currently evaluating Tesoro's claim. If we and Tesoro are unable to agree on the calculation of the 2015 and 2016 earnout amounts, the dispute will be submitted to a mutually acceptable independent accounting firm to be engaged by the parties, as arbiter, to determine the amount owed, if any.
Mid Pac Earnout and Indemnity Dispute
Pursuant to a Stock Purchase Agreement dated August 3, 2011 and amended October 25, 2011 (the “SPA”), Mid Pac Petroleum, LLC ("Mid Pac") purchased all the issued and outstanding stock of Inter Island Petroleum, Inc. (“Inter Island”) from Brian J. and Wendy Barbata (collectively, the “Barbatas”).  The SPA provides for an earnout payment to be made to the Barbatas in an amount equal to four times the amount by which the average of Inter Island’s earnings before interest, taxes, depreciation, and amortization during the relevant earnout period exceeds $3.5 million. The earnout payment is capped at a maximum of $4.5 million. Mid Pac contends that there are no amounts owed to the Barbatas for the earnout period. By letter dated May 29, 2014, the Barbatas disputed Mid Pac’s computation of the earnout, without explanation of the amount they claim to be owed or refutation of Mid Pac’s analysis. Mid Pac intends to vigorously oppose any such claims.
Any claims by the Barbatas may be offset by Mid Pac’s claims for indemnification under the SPA.  By letters dated December 31, 2013 and April 25, 2014, Mid Pac has asserted indemnification claims against the Barbatas exceeding $1 million with respect to environmental losses arising from certain terminals operated by Inter Island and its subsidiaries. The Barbatas have disputed such claims. Arbitration for the earnout and indemnification claims is scheduled to commence on April 2, 2018.
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
Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency ("EPA") and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $18.0 million, approximately one-third of which we expect to incur in the next 5 years, with the remainder being incurred over approximately 30 years.
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
Finally, among the various historic consent decrees, orders, and settlement agreements into which Wyoming Refining has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the WRC Acquisition. The Pipeline and Hazardous Materials Administration (“PHMSA”) recently conducted an integrated inspection of the products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial, or corrective actions and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations.
Regulation of Greenhouse Gases
The EPA regulates greenhouse gases ("GHG") under the federal Clean Air Act ("CAA"). New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations and we will be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
Furthermore, the EPA is currently developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial condition, results of operations, or cash flows.
On September 29, 2015, the EPA announced a final rule updating standards that control toxic air emissions from petroleum refineries, addressing, among other things, flaring operations, fenceline air quality monitoring, and additional emission reductions from storage tanks and delayed coking units. Affected existing sources will be required to comply with the new requirements no later than 2018, with certain refiners required to comply earlier depending on the relevant provision and refinery construction date. We do not anticipate that compliance with this rule will have a material impact on our financial condition, results of operations, or cash flows.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Government of Hawaii. The Hawaii refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and the Hawaii refinery expects to be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

(principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
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
In October 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001- 2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Consequently, unless either the state or federal regulations are revised, Renewable Identification Numbers ("RINs") will be required to fulfill the federal mandate for renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million ("ppm") and also lowers the allowable benzene, aromatics and olefins content of gasoline, with the most recent rulemaking addressing certain technical corrections and clarifications effective June 21, 2016. The effective date for the new standard was January 1, 2017; however, approved small volume refineries have until January 1, 2020 to meet the standard. Our Hawaii refinery is required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small volume refinery status of our Wyoming refinery.
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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree as described below.
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice ("DOJ") and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing. This work subjects us to risks associated with engineering, procurement, and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing PHR for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition.  Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Through March 31, 2017, Tesoro has reimbursed us for $9.7 million of the total capital expenditures of $11.1 million incurred in connection with the Consent Decree. For the three months ended March 31, 2017, we incurred $1.5 million of capital expenditures in connection with the Consent Decree. For the three months ended March 31, 2017, Tesoro reimbursed us for $3.5 million of capital expenditures in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree for the three months ended March 31, 2017 and 2016 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
Indemnification
In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties, and covenants in the Environmental Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the date of the closing of the PHR acquisition, any fine, penalty, or other cost assessed by a governmental authority in connection with violations of environmental laws by PHR prior to the date of the closing of the PHR acquisition, certain groundwater remediation work, fines, or penalties imposed on PHR by the Consent Decree related to acts or omissions of Tesoro prior to the date of the closing of the PHR acquisition and claims and losses related to the Pearl City Superfund Site.
Tesoro’s indemnification obligations are subject to certain limitations as set forth in the Environmental Agreement. These limitations include a deductible of $1 million and a cap of $15 million for certain of Tesoro’s indemnification obligations related to certain pre-existing conditions, as well as certain restrictions regarding the time limits for submitting notice and supporting documentation for remediation actions.
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
As of March 31, 2017, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 12—Stockholders' Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan ("LTIP") and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted Stock Awards	$1,703	$684
Restricted Stock Units	84	1,062
Stock Option Awards	750	441

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

During the three months ended March 31, 2017, we granted 223 thousand shares of restricted stock and restricted stock units with a fair value of approximately $3.4 million. As of March 31, 2017, there were approximately $7.8 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.
During the three months ended March 31, 2017, we granted 239 thousand stock option awards with a weighted-average exercise price of $15.03 per share. As of March 31, 2017, there were approximately $5.2 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years.
During the three months ended March 31, 2017, we granted 45 thousand performance restricted stock units to executive officers. These performance restricted stock units vest over a three year period and are subject to certain annual performance targets as defined by our Board of Directors.
Note 13—Defined Benefit Plan
We maintain a defined benefit pension plan (the "Benefit Plan") covering substantially all of our Wyoming Refining employees. Benefits are based on years of service and the employee’s highest average compensation received during five consecutive years of the last ten years of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. As of March 31, 2017 and December 31, 2016, we had no amounts recorded in accumulated other comprehensive income that are expected to be amortized into net periodic benefit cost in 2017. The Benefit Plan was assumed in connection with the WRC Acquisition on July 14, 2016.
The net periodic benefit cost (credit) related to our defined benefit plan includes the following components (in thousands):

	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost (credit):
Service cost	$153	$—
Interest cost	298	—
Expected return on plan assets	(297)	—
Net periodic benefit cost	$154	$—

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 352 thousand shares during the three months ended March 31, 2017 and 345 thousand shares during the three months ended March 31, 2016, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$27,786	$(18,673)
Less: Undistributed income allocated to participating securities (1)	299	—
Net income (loss) attributable to common stockholders	27,487	(18,673)
Plus: Net income effect of convertible securities	2,509	—
Numerator for diluted income (loss) per common share	$29,996	$(18,673)

Basic weighted-average common stock shares outstanding	45,476	40,974
Plus: dilutive effects of common stock equivalents (2)	6,389	—
Diluted weighted-average common stock shares outstanding	51,865	40,974

Basic income (loss) per common share	$0.60	$(0.46)
Diluted income (loss) per common share	$0.58	$(0.46)
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three months ended March 31, 2016.

For the three months ended March 31, 2017, our calculation of dilutive shares outstanding excluded 120 thousand shares of unvested restricted stock and 2.0 million stock options. For the three months ended March 31, 2016, our calculation of diluted shares outstanding excluded 439 thousand shares of unvested restricted stock and 658 thousand stock options, respectively.
As discussed in Note 8—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three months ended March 31, 2017, diluted income (loss) per share was determined using the if-converted method.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2017.
During the three months ended March 31, 2017 and 2016, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss ("NOL") carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which our refining, retail, and logistics revenues are derived are not the same states in which our NOLs were incurred; therefore, we expect to incur state tax liabilities on the net income of our refining, retail, and logistics operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Note 16—Segment Information
We report the results for the following four business segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments.
We have recast the segment information for the three months ended March 31, 2016 to reflect the elimination of the Texadian segment as a reportable segment. As of December 31, 2016, Texadian has ceased its business operations other than maintaining its fleet of railcars. Our Corporate and Other reportable segment now includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three months ended March 31, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$574,079	$29,995	$77,682	$(76,503)	$605,253
Cost of revenues (excluding depreciation)	503,044	15,298	59,799	(76,852)	501,289
Operating expense (excluding depreciation)	36,216	3,797	10,315	20	50,348
Depreciation, depletion and amortization	7,403	1,487	1,448	922	11,260
General and administrative expense	—	—	—	12,914	12,914
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$27,416	$9,413	$6,120	$(13,760)	$29,189
Interest expense and financing costs, net					(8,942)
Other income, net					130
Change in value of common stock warrants					(689)
Equity earnings from Laramie Energy, LLC					8,746
Income before income taxes					28,434
Income tax expense					(648)
Net income					$27,786

Capital expenditures	$1,009	$1,197	$3,497	$1,876	$7,579

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2017 and 2016

Three months ended March 31, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$336,405	$20,787	$68,501	$(47,881)	$377,812
Cost of revenues (excluding depreciation)	326,706	12,826	49,950	(47,094)	342,388
Operating expense (excluding depreciation)	26,050	1,901	10,112	114	38,177
Depreciation, depletion and amortization	1,938	918	1,537	702	5,095
General and administrative expense	—	—	—	11,200	11,200
Acquisition and integration expense	—	—	—	671	671
Operating income (loss)	$(18,289)	$5,142	$6,902	$(13,474)	$(19,719)
Interest expense and financing costs, net					(4,613)
Other income, net					46
Change in value of common stock warrants					1,644
Change in value of contingent consideration					6,176
Equity losses from Laramie Energy, LLC					(1,871)
Loss before income taxes					(18,337)
Income tax expense					(336)
Net loss					$(18,673)

Capital expenditures	$2,631	$279	$844	$722	$4,476
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $77.2 million and $58.4 million for the three months ended March 31, 2017 and 2016, respectively.
Note 17—Related Party Transactions
Equity Group Investments ("EGI") and Whitebox - Service Agreements
On September 17, 2013, we entered into letter agreements (“Services Agreements”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP ("ZCOF") and Whitebox, each of which owns 10% or more of our common stock directly or through affiliates. Pursuant to the Services Agreements, EGI and Whitebox agreed to provide us with ongoing strategic, advisory and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions, or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions, or combinations involving us or our affiliates or (v) such other advice directly related or ancillary to the above strategic, advisory, and consulting services as may be reasonably requested by us.
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
The Services Agreements have a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to these agreements during the three months ended March 31, 2017 or 2016.
In October 2015, we terminated our Services Agreement with Whitebox.
Note 18—Subsequent Events
On May 8, 2017, PHR and J. Aron amended the Supply and Offtake Agreements.  The amendment, among other things, extended the term of the Supply and Offtake Agreements through May 31, 2021, and provided for a $30 million forward sale by PHR to J. Aron of jet fuel to be delivered to J. Aron over the amended term of the Supply and Offtake Agreements. The amount of jet fuel to be delivered is essentially fixed at an agreed upon price between the two parties. Under the amendment, PHR is permitted to distribute the $30 million proceeds to the Company for general corporate purposes. The Company plans to use the funds for the retirement of existing indebtedness, which currently has a higher cost of capital.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns, manages, and maintains interests in energy and infrastructure businesses. We were created through the successful reorganization of Delta Petroleum Corporation ("Delta") in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes.
Our business is organized into three primary operating segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ultra-low sulfur diesel, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our retail network includes Hele, Tesoro, and "76" branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven, and other sites operated by third parties.
3) Logistics - We own and operate terminals, pipelines, a single-point mooring ("SPM"), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai and Kauai. In addition, we own and operate a crude oil pipeline gathering system , a refined products pipeline, storage facilities, and loading racks in Wyoming. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
We own a 42.3% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
We have four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments. As of December 31, 2016, Texadian has ceased its business operations other than maintaining its fleet of railcars. Our Corporate and Other reportable segment now includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor. Please read Note 16—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Results of Operations
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net Income (Loss). During 2017, our financial performance was primarily driven by improved crack spreads, which is reflected in the change in our net income (loss) from a net loss of $18.7 million for the three months ended March 31, 2016 to net income of $27.8 million for the three months ended March 31, 2017. Other factors impacting our results period over period include increases in DD&A and interest expense and financing costs, net, an improvement in our equity earnings (losses) from Laramie and the change in value of our contingent consideration obligation during the first quarter of 2016.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2017, Adjusted EBITDA was $32.3 million compared to $5.4 million for the three months ended March 31, 2016. The change was primarily related to improved crack spreads and the contribution provided by Wyoming Refining during the first quarter of 2017.
For the three months ended March 31, 2017, Adjusted Net Income was $20.2 million compared to a loss of $6.5 million for the three months ended March 31, 2016. The change was primarily related to improved crack spreads and the change in value of our contingent consideration during the first quarter of 2016.
The following tables summarize our consolidated results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues	$605,253	$377,812	$227,441	60%
Cost of revenues (excluding depreciation)	501,289	342,388	158,901	46%
Operating expense (excluding depreciation)	50,348	38,177	12,171	32%
Depreciation, depletion and amortization	11,260	5,095	6,165	121%
General and administrative expense	12,914	11,200	1,714	15%
Acquisition and integration expense	253	671	(418)	(62)%
Total operating expenses	576,064	397,531
Operating income (loss)	29,189	(19,719)
Other income (expense)
Interest expense and financing costs, net	(8,942)	(4,613)	(4,329)	(94)%
Other income, net	130	46	84	183%
Change in value of common stock warrants	(689)	1,644	(2,333)	(142)%
Change in value of contingent consideration	—	6,176	(6,176)	(100)%
Equity earnings (losses) from Laramie Energy, LLC	8,746	(1,871)	10,617	567%
Total other income (expense), net	(755)	1,382
Income (loss) before income taxes	28,434	(18,337)
Income tax expense	(648)	(336)	(312)	(93)%
Net income (loss)	$27,786	$(18,673)

The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2017 and 2016 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended March 31, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$574,079	$29,995	$77,682	$(76,503)	$605,253
Cost of revenues (excluding depreciation)	503,044	15,298	59,799	(76,852)	501,289
Operating expense (excluding depreciation)	36,216	3,797	10,315	20	50,348
Depreciation, depletion and amortization	7,403	1,487	1,448	922	11,260
General and administrative expense	—	—	—	12,914	12,914
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$27,416	$9,413	$6,120	$(13,760)	$29,189

Three months ended March 31, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$336,405	$20,787	$68,501	$(47,881)	$377,812
Cost of revenues (excluding depreciation)	326,706	12,826	49,950	(47,094)	342,388
Operating expense (excluding depreciation)	26,050	1,901	10,112	114	38,177
Depreciation, depletion and amortization	1,938	918	1,537	702	5,095
General and administrative expense	—	—	—	11,200	11,200
Acquisition and integration expense	—	—	—	671	671
Operating income (loss)	$(18,289)	$5,142	$6,902	$(13,474)	$(19,719)
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $77.2 million and $58.4 million for the three months ended March 31, 2017 and 2016, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total Refining Segment
Feedstocks Throughput (Mbpd)	91.1	74.2
Refined product sales volume (Mbpd)	94.8	81.4

Hawaii Refinery
Feedstocks Throughput (Mbpd)	76.8	74.2
Source of Crude Oil:
North America	44.2%	64.6%
Latin America	0.3%	7.2%
Africa	22.8%	4.1%
Asia	25.8%	24.1%
Middle East	6.9%	—%
Total	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.5%	26.4%
Distillate	45.0%	41.2%
Fuel oils	18.4%	22.1%
Other products	5.9%	6.7%
Total yield	96.8%	96.4%

Refined product sales volume (Mbpd)
On-island sales volume	61.8	60.8
Exports sale volume	18.2	20.6
Total refined product sales volume	80.0	81.4

4-1-2-1 Singapore Crack Spread (1) ($ per barrel)	$6.74	$3.39
4-1-2-1 Mid Pacific Crack Spread (1) ($ per barrel)	7.69	4.48
Mid Pacific Crude Oil Differential (2) ($ per barrel)	(1.21)	(2.10)
Operating income (loss) per bbl ($/throughput bbl)	4.01	(2.71)
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	7.06	4.76
Production costs per bbl ($/throughput bbl) (4)	3.71	3.74
DD&A per bbl ($/throughput bbl)	0.64	0.29

	Three Months Ended March 31,
	2017	2016
Wyoming Refinery
Feedstocks Throughput (Mbpd)	14.3	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	54.2%	—%
Distillate	39.8%	—%
Fuel oil	2.7%	—%
Other products	1.4%	—%
Total yield	98.1%	—%

Refined product sales volume (Mbpd)	14.8	—

Wyoming 3-2-1 Index (5)	$16.51	$—
Operating income (loss) per bbl ($/throughput bbl)	(0.24)	—
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	9.45	—
Production costs per bbl ($/throughput bbl) (4)	7.46	—
DD&A per bbl ($/throughput bbl)	2.31	—
________________________________________________________

(1)
The profitability of our Hawaii business is heavily influenced by crack spreads in both the Singapore and U.S. West Coast markets. These markets reflect the closest liquid market alternatives to source refined products for Hawaii. We believe the Singapore and Mid Pacific crack spreads (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel) and one barrel of fuel oil) best reflect a market indicator for our Hawaii operations. The Mid Pacific crack spread is calculated using a ratio of 80% Singapore and 20% San Francisco indexes.

(2)
Weighted-average differentials, excluding shipping costs, of a blend of crude oils with an API of 31.98 and sulfur weight percentage of 0.65% that is indicative of our typical crude oil mix quality compared to Brent crude oil.

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

(5)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillate (ULSD) as created from three barrels of West Texas Intermediate Crude Oil. Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail and logistics segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Retail Segment
Retail sales volumes (thousands of gallons)	22,058	22,286

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	91.1	76.2
Refined product pipelines	90.5	74.5
Total pipeline throughput	181.6	150.7

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), depreciation, depletion, and amortization, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation, and purchase price allocation adjustments), and unrealized gains (losses) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments and unrealized gains (losses) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
Management believes Adjusted Gross Margin is an important measure of operating performance and uses Adjusted Gross Margin per barrel to evaluate operating performance and compare profitability to other companies in the industry and to industry benchmarks. Management believes Adjusted Gross Margin provides useful information to investors because it eliminates the gross impact of volatile commodity prices and adjusts for certain non-cash items and timing differences created by our inventory financing agreements and lower of cost or net realizable value adjustments to demonstrate the earnings potential of the business before other fixed and variable costs, which are reported separately in Operating expense (excluding depreciation) and Depreciation, depletion, and amortization.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2017	Refining	Logistics	Retail
Operating income	$27,416	$9,413	$6,120
Operating expense (excluding depreciation)	36,216	3,797	10,315
Depreciation, depletion and amortization	7,403	1,487	1,448
Inventory valuation adjustment	(8,792)	—	—
Unrealized gain on derivatives	(1,287)	—	—
Adjusted Gross Margin	$60,956	$14,697	$17,883

Three months ended March 31, 2016	Refining	Logistics	Retail
Operating income (loss)	$(18,289)	$5,142	$6,902
Operating expense (excluding depreciation)	26,050	1,901	10,112
Depreciation, depletion and amortization	1,938	918	1,537
Inventory valuation adjustment	21,437	—	—
Unrealized loss on derivatives	1,015	—	—
Adjusted Gross Margin	$32,151	$7,961	$18,551
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, and inventory valuation adjustment. Beginning with the first quarter of 2017, Adjusted Net Income (Loss) also excludes severance costs. We have recast the non-GAAP information for the three months ended March 31, 2016 to conform with the current period presentation.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest and financing costs, taxes, DD&A, and equity losses (earnings) from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

•	The financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	The ability of our assets to generate cash to pay interest on our indebtedness; and

•	Our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Adjusted Net Income (Loss) and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing, and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Adjusted Net Income (Loss) and Adjusted EBITDA presented by other companies may not be comparable to our presentation as other companies may define these terms differently.
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$27,786	$(18,673)
Inventory valuation adjustment	(8,792)	18,322
Unrealized loss (gain) on derivatives	(1,287)	992
Acquisition and integration expense	253	671
Change in value of common stock warrants	689	(1,644)
Change in value of contingent consideration	—	(6,176)
Severance costs	1,595	—
Adjusted Net Income (Loss)	20,244	(6,508)
Depreciation, depletion and amortization	11,260	5,095
Interest expense and financing costs, net	8,942	4,613
Equity losses (earnings) from Laramie Energy, LLC	(8,746)	1,871
Income tax expense	648	336
Adjusted EBITDA	$32,348	$5,407

Factors Impacting Segment Results
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Refining. Operating income for our refining segment was $27.4 million for the three months ended March 31, 2017, an increase of $45.7 million compared to operating loss of $18.3 million for the three months ended March 31, 2016. The increase in profitability was primarily driven by higher crack spreads. The 4-1-2-1 Mid Pacific crack spread increased 72% from $4.48 per barrel for the three months ended March 31, 2016 to $7.69 per barrel for the three months ended March 31, 2017. The increase in crack spreads was partially offset by decreased crude oil differentials. The Mid Pacific crude oil differential decreased 42% from $2.10 per barrel for the three months ended March 31, 2016 to $1.21 per barrel for the three months ended March 31, 2017. Wyoming Refining contributed a loss of approximately $0.3 million to operating income for the refining segment for the three months ended March 31, 2017.
Logistics. Operating income for our logistics segment was $9.4 million for the three months ended March 31, 2017, an increase of $4.3 million compared to operating income of $5.1 million for the three months ended March 31, 2016. The increase in profitability is primarily due to higher transportation and logistics services revenue, and an increase in pipeline throughput in Hawaii from 150.7 Mbpd for the three months ended March 31, 2016 to 152.1 Mbpd for the three months ended March 31, 2017. Wyoming Refining contributed approximately $1.5 million of operating income to the logistics segment for the three months ended March 31, 2017.
Retail. Operating income for our retail segment was $6.1 million for the three months ended March 31, 2017, a decrease of $0.8 million compared to operating income of $6.9 million for the three months ended March 31, 2016. The decrease was driven by a 21% increase in fuel costs. This increase in fuel costs was partially offset by an increase of 17% in sales prices.
Adjusted Gross Margin
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Refining. For the three months ended March 31, 2017, our refining Adjusted Gross Margin was approximately $61.0 million, an increase of $28.8 million compared to $32.2 million for the three months ended March 31, 2016. The increase was primarily due to improved crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased 72% from $4.48 per barrel for the three months ended March 31, 2016 to $7.69 per barrel for the three months ended March 31, 2017. The increase in crack spreads was partially offset by the change in crude oil differentials. The Mid Pacific crude oil differential decreased 42% from $2.10 per barrel for the three months ended March 31, 2016 to $1.21 per barrel for the three months ended March 31, 2017. Wyoming Refining contributed approximately $12.2 million of Adjusted Gross Margin to the refining segment for the three months ended March 31, 2017.
Logistics. For the three months ended March 31, 2017, our logistics Adjusted Gross Margin was approximately $14.7 million, an increase of $6.7 million compared to $8.0 million for the three months ended March 31, 2016. The increase was primarily driven by higher transportation and logistics services revenue, and the acquisition of Wyoming Refining. Wyoming

Refining contributed approximately $4.6 million of Adjusted Gross Margin to the logistics segment for the three months ended March 31, 2017.
Retail. For the three months ended March 31, 2017, our retail Adjusted Gross Margin was approximately $17.9 million, a decrease of $0.7 million when compared to approximately $18.6 million for the three months ended March 31, 2016. The decrease was driven by a 21% increase in fuel costs. This increase in fuel costs was partially offset by an increase of 17% in sales prices.
Discussion of Consolidated Results
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Revenues. For the three months ended March 31, 2017, revenues were $605.3 million, a $227.5 million increase compared to $377.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase of $226.5 million in third-party revenues at our refining segment, which was primarily the result of higher crude oil prices and the WRC acquisition. Average Brent prices increased from $35.24 per barrel in the three months ended March 31, 2016 to $54.57 per barrel in the three months ended March 31, 2017. Wyoming Refining contributed revenues of $86.7 million to the refining segment for the three months ended March 31, 2017. Revenues in our retail segment increased $9.2 million primarily driven by an increase of 17% in sales prices.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2017, cost of revenues (excluding depreciation), was $501.3 million, a $158.9 million increase compared to $342.4 million for the three months ended March 31, 2016. The increase was primarily due to a 54.9% increase in average Brent pricing from $35.24 per barrel in the three months ended March 31, 2016 to $54.57 per barrel in the three months ended March 31, 2017. Wyoming Refining contributed cost of revenues (excluding depreciation) of $74.4 million to the refining segment. Cost of revenues (excluding depreciation) in our retail segment increased $9.8 million primarily driven by the increase in Brent prices described above.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2017, operating expense (excluding depreciation) was approximately $50.3 million, an increase of $12.2 million compared to $38.1 million for the three months ended March 31, 2016. The increase was primarily due to the acquisition of Wyoming Refining, which contributed $12.0 million to the increase in operating expense (excluding depreciation).
Depreciation, Depletion and Amortization. For the three months ended March 31, 2017, DD&A was approximately $11.3 million, an increase of $6.2 million when compared to $5.1 million for the three months ended March 31, 2016. The increase was primarily due to DD&A related to assets acquired as part of the Wyoming Refining acquisition on July 14, 2016. Wyoming Refining contributed $3.7 million of DD&A for the three months ended March 31, 2017. Additionally, we recognized amortization of deferred turnaround expenditures of $2.6 million for the three months ended March 31, 2017.
General and Administrative Expense. For the three months ended March 31, 2017, general and administrative expense was approximately $12.9 million, an increase of $1.7 million when compared to $11.2 million for the three months ended March 31, 2016. The increase was primarily due to severance costs incurred during the current quarter.
Acquisition and Integration Expense. For the three months ended March 31, 2017, we incurred approximately $0.3 million of integration costs related to the WRC Acquisition completed in July 2016. For the three months ended March 31, 2016, we incurred approximately $0.7 million of integration costs related to the Mid Pac acquisition.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2017, our interest expense and financing costs were approximately $8.9 million, an increase of $4.3 million when compared to $4.6 million for the three months ended March 31, 2016. The increase was primarily due to interest expense and financing costs of approximately $2.5 million associated with our 5.00% Convertible Senior Notes issued during the second quarter of 2016 and interest expense of $2.5 million related to the Wyoming Refining Credit Facilities and the Par Wyoming Holdings Term Loan, acquired during the third quarter of 2016.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2017, the change in value of common stock warrants resulted in a loss of approximately $0.7 million, a change of $2.3 million when compared to a gain of $1.6 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our stock price increased from $14.54 per share as of December 31, 2016 to $16.49 per share as of March 31, 2017, which resulted in an increase in the fair value of the common stock warrants. During the three months ended March 31, 2016, our stock price decreased from $23.54 per share on December 31, 2015 to $18.76 per share on March 31, 2016 which resulted in a decrease in the value of the common stock warrants.

Change in Value of Contingent Consideration. For the three months ended March 31, 2017, there was no change in the fair value of the contingent consideration liability. For the three months ended March 31, 2016, the change in value of our contingent consideration liability resulted in a gain of $6.2 million due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads. As of December 31, 2016, the earnout measurement period related to the contingent consideration for the acquisition of PHR is complete. Please read Note 11—Commitments and Contingencies for more information.
Equity Earnings (Losses) From Laramie Energy. For the three months ended March 31, 2017, equity earnings from Laramie were approximately $8.7 million, a change of $10.6 million compared to equity losses of $1.9 million for the three months ended March 31, 2016. The change was primarily due to an increase in natural gas prices and an increase of $9 million in the gain on derivative instruments in the three months ended March 31, 2017 compared to the same period in 2016.
Income Taxes. For the three months ended March 31, 2017, we recorded an income tax expense of $0.6 million primarily due to alternative minimum tax of $446 thousand. For the three months ended March 31, 2016, we recorded income tax expense of $0.3 million due to alternative minimum tax of $357 thousand offset by a state tax benefit of $21 thousand. The federal tax benefit or expense related to normal operations is generally offset by changes in the valuation allowance related to our NOL carryforwards.
Liquidity and Capital Resources
Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, fixed capacity payments and contractual obligations, capital expenditures, and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs, and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts available under our credit agreements, and access to capital markets.
The following table summarizes our liquidity position as of May 5, 2017 and March 31, 2017 (in thousands):

May 5, 2017	Par Hawaii Refining	Wyoming Refining	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$10,319	$117	$12,036	$6,362	$28,834
Revolver availability	—	—	5,000	—	5,000
Wyoming Refining availability	—	17,625	$—	—	17,625
Deferred Payment Arrangement availability (1)	27,252	—	—	—	27,252
Total available liquidity	$37,571	$17,742	$17,036	$6,362	$78,711

March 31, 2017	Par Hawaii Refining	Wyoming Refining	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$27,226	$73	$8,253	$10,660	$46,212
Revolver availability	—	—	5,000	—	5,000
Wyoming Refining availability	—	22,130	—	—	22,130
Deferred Payment Arrangement availability (1)	13,933	—	—	—	13,933
Total available liquidity	$41,159	$22,203	$13,253	$10,660	$87,275
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.

(2)	Includes HIE Retail, LLC and Mid Pac, which are parties to the Hawaii Retail Credit Facilities.
The change in our liquidity position from March 31, 2017 to May 5, 2017 was primarily attributable to changes in working capital.

As of March 31, 2017, we had access to the J. Aron Deferred Payment Arrangement, the Hawaii Retail Credit Facilities, a revolving credit facility under the Wyoming Refining Credit Facilities, and cash on hand of $46.2 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining segment and our retail segment, payments related to acquisitions, and cash capital contributions to Laramie Energy.
On April 30, 2018, the Wyoming Refining Credit Facilities will mature and all remaining unpaid balances under the Wyoming Refining Senior Secured Term Loan and the Wyoming Refining Senior Secured Revolver will be fully payable. We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital, and debt service requirements, including our obligations under the Wyoming Refining Credit Facilities, for the next 12 months.
We may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$24,995	$12,029
Net cash used in investing activities	(7,579)	(57,241)
Net cash used in financing activities	(18,976)	(818)
Net cash provided by operating activities was approximately $25.0 million for the three months ended March 31, 2017, which resulted from net income of approximately $27.8 million, non-cash charges to operations of approximately $6.8 million and net cash used for changes in operating assets and liabilities of approximately $9.6 million. The change in our operating assets and liabilities for the three months ended March 31, 2017 is primarily due to an increase in crude oil inventory volumes at our Hawaii refinery as a result of the timing of crude oil deliveries. Net cash provided by operating activities was approximately $12.0 million for the three months ended March 31, 2016, which resulted from a net loss of approximately $18.7 million, non-cash charges to operations of approximately $4.0 million and net cash provided by changes in operating assets and liabilities of approximately $26.7 million. The change in our operating assets and liabilities for the three months ended March 31, 2016 is primarily due to the timing of advances to suppliers for crude oil purchases and an overall decrease in inventory volumes at our Hawaii refinery.
For the three months ended March 31, 2017, net cash used in investing activities was approximately $7.6 million and related to additions to property and equipment. Net cash used in investing activities was approximately $57.2 million for the three months ended March 31, 2016 and primarily related to an investment in Laramie Energy of $55.0 million in connection with its acquisition of additional natural gas and oil properties.
Net cash used in financing activities for the three months ended March 31, 2017 was approximately $19.0 million which consisted primarily of net debt repayments of approximately $16.9 million and net repayments of the J. Aron deferred payment arrangement of $1.9 million. Net cash used in financing activities for the three months ended March 31, 2016 was approximately $0.8 million which consisted primarily of net repayments of debt of $5.1 million and a $1.1 million payment related to the financing portion of contingent consideration for the PHR acquisition. These outflows were partially offset by proceeds from the J. Aron deferred payment arrangement of $5.6 million.
Capital Expenditures
Our capital expenditures for the three months ended March 31, 2017 totaled approximately $7.6 million and were primarily related to our retail segment and information technology systems. Our capital expenditure budget for 2017, including major maintenance costs, ranges from $42 million to $46 million and primarily relates to profit improvement projects related to our retail business, expansion projects at our Wyoming refinery, and upgrades to our information technology systems.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.

Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron & Company ("J. Aron") to support the operations of our Hawaii refinery (the "Supply and Offtake Agreements"). The Supply and Offtake Agreements have a term of three years with two one-year extension options upon mutual agreement of the parties. On May 8, 2017 the Supply and Offtake Agreements were amended to, among other things, extend the term through May 31, 2021, and provide for a $30 million forward sale to J. Aron of jet fuel to be delivered over the extended term of the Supply and Offtake Agreements. Please read Note 7—Inventory Financing Agreements and Note 18—Subsequent Events for more information.
Consent Decree. On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (the "DOJ") and other state governmental authorities concerning alleged violations of the federal Clean Air Act related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates ("Consent Decree"), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants, to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring and to install certain leak detection and repair equipment required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing.
We estimate the cost of compliance with the Consent Decree to be approximately $30 million. However, Tesoro is responsible under the Environmental Agreement for reimbursing PHR for all reasonable third party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Please read Note 11—Commitments and Contingencies for more information.
Wyoming refinery. Our Wyoming refinery is subject to a number of consent decrees, orders and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Please read Note 11—Commitments and Contingencies for more information.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of work that remains to be completed related to the Consent Decree; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; the anticipated results of the Tesoro earnout dispute and the Mid Pac earnout and indemnity dispute; the anticipated synergies and the benefits of the WRC Acquisition; the anticipated financial and operational results of Wyoming Refining and the effect on our cash flows; estimated costs to settle claims remaining in the General Trust; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our revenues fluctuate with refined product prices and our cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 91 thousand barrels per day for the first quarter of 2017, would change annualized operating income by approximately $32.8 million. This estimate may differ from actual results.

In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our Hawaii refinery.

Our Supply and Offtake Agreements with J. Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J. Aron. Please read Note 7—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 30, 2018. At March 31, 2017, these open commodity derivative contracts represent:

•	OTC swap sales of 1.1 million barrels that economically hedge our crude oil purchases;

•	OTC swap sales of 66 thousand barrels that economically hedge our refined products inventory;

•	futures purchases of 305 thousand barrels that economically hedge our sales of refined products; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and OTC swaps of 20 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Based on our net open positions at March 31, 2017, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $831 thousand to the fair value of these derivative instruments and cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 91 thousand barrels per day of crude oil during the refining process at our refineries. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by purchasing option collars and swaps at a rate of 52 thousand barrels per month through December 2017 and 20 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $52.92 per barrel to a ceiling of $60.60 per barrel. The OTC swaps have a weighted-average price of $46.45. We do not economically hedge our internally consumed fuel cost at our Wyoming refinery.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard, which grants the EPA authority to establish our overall RINs obligation for each compliance year. We purchase biofuels from third parties and blend those biofuels into our products. For each gallon of biofuel purchased, we receive the associated RINs. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of March 31, 2017, $221.1 million of outstanding debt was subject to floating interest rates. We also have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on 3-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our cost of revenues (excluding depreciation) and interest expense of approximately $1.9 million and $2.5 million per year, respectively.
We utilize interest rate swaps, interest rate caps, interest rate collars, or other similar contracts to manage our interest rate risk. As of March 31, 2017, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended March 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Kawaihae Loading Rack
On October 9, 2014, Mid Pac received a notice from the EPA alleging that Mid Pac had violated the Clean Air Act at its terminal located in Kawaihae, Hawaii by "failing to equip its loading rack with pollution controls" and by "failing to limit emissions from its loading rack," and advising Mid Pac that the matter had been referred to the DOJ. The DOJ proposed civil penalties of approximately $700 thousand. Subsequently, Mid Pac and the DOJ entered into a tolling agreement to facilitate settlement discussions. Mid Pac disputes the EPA's allegations. On April 1, 2015, we acquired Mid Pac. Mid Pac, the EPA and the DOJ have agreed to resolve the fines and penalties for $200 thousand and, among other things, the installation of a vapor combustion system that we completed during the first quarter of 2017.
Additionally, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 11—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Changes in tax laws and other policies could have a material adverse effect on our results of operations and financial condition.
The new presidential administration has called for substantial changes to tax, trade, and other policies, which may include comprehensive tax reform or a border adjustment tax. We cannot predict the impact, if any, of these changes on our business. However, any significant changes to tax, trade, or other policies could have a material adverse effect on our results of operations and financial condition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends. In addition, as long as any obligations remain outstanding under the Term Loan, we are prohibited from paying dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2017:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2017	2,270	$14.69	—	—
February 1 - February 28, 2017	7,578	14.93	—	—
March 1 - March 31, 2017	21,828	15.83	—	—
Total	31,676	$15.53	—	—
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

4.8
Registration Rights Agreement, dated June 21, 2016, between Par Pacific Holdings, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 22, 2016.

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

4.16	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.+

10.1	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2017.+

10.2	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017.+

10.3
Separation Agreement dated as of March 21, 2017 by and between Par Pacific Holdings, Inc. and Christopher Micklas. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2017. +

10.4
Agreement and General Release dated as of March 21, 2017 by and between Par Pacific Holdings, Inc. and Christopher Micklas. Incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed March 31, 2017.+

10.5	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 31, 2017. +

10.6
Amendment to Supply and Offtake Agreement dated May 8, 2017, by and between Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2017.

10.7
Amendment to Pledge and Security Agreement dated May 8, 2017, by and between Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 10, 2017.

10.8
Amendment to Storage Facilities Agreement dated May 8, 2017, by and between Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 10, 2017.

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
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Date: May 10, 2017