Form 10-Q
period 2017-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2017-08-09
CIK 821483

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
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

45,802,763 shares of common stock, $0.01 par value, were outstanding as of August 3, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$54,164	$47,772
Restricted cash	1,245	1,246
Trade accounts receivable	80,536	102,384
Inventories	307,202	198,326
Prepaid and other current assets	13,569	53,380
Total current assets	456,716	403,108
Property and equipment
Property, plant and equipment	509,796	499,867
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	510,918	500,989
Less accumulated depreciation and depletion	(65,250)	(49,727)
Property and equipment, net	445,668	451,262
Long-term assets
Investment in Laramie Energy, LLC	119,921	108,823
Intangible assets, net	28,258	29,912
Goodwill	107,187	105,732
Other long-term assets	36,965	46,596
Total assets	$1,194,715	$1,145,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$27,024	$20,286
Obligations under inventory financing agreements	291,740	225,135
Accounts payable	47,673	65,190
Accrued taxes	21,457	13,194
Other accrued liabilities	40,062	58,960
Total current liabilities	427,956	382,765
Long-term liabilities
Long-term debt, net of current maturities	313,532	350,110
Common stock warrants	6,370	5,134
Long-term capital lease obligations	1,391	1,780
Other liabilities	37,958	36,735
Total liabilities	787,207	776,524
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2017 and December 31, 2016, 45,788,262 shares and 45,533,913 shares issued at June 30, 2017 and December 31, 2016, respectively	458	455
Additional paid-in capital	590,861	587,057
Accumulated deficit	(186,007)	(220,799)
Accumulated other comprehensive income	2,196	2,196
Total stockholders’ equity	407,508	368,909
Total liabilities and stockholders’ equity	$1,194,715	$1,145,433

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$564,245	$413,793	$1,169,498	$791,604

Operating expenses
Cost of revenues (excluding depreciation)	474,353	364,662	975,642	707,051
Operating expense (excluding depreciation)	51,675	35,878	102,023	74,085
Depreciation, depletion, and amortization	11,284	5,100	22,544	10,196
General and administrative expense (excluding depreciation)	10,482	10,621	23,396	21,791
Acquisition and integration expense	—	845	253	1,516
Total operating expenses	547,794	417,106	1,123,858	814,639

Operating income (loss)	16,451	(3,313)	45,640	(23,035)

Other income (expense)
Interest expense and financing costs, net	(9,139)	(6,106)	(18,081)	(10,719)
Loss on termination of financing agreements	(1,804)	—	(1,804)	—
Other income, net	107	67	237	116
Change in value of common stock warrants	(547)	1,176	(1,236)	2,820
Change in value of contingent consideration	—	3,552	—	9,728
Equity earnings (losses) from Laramie Energy, LLC	2,352	(16,948)	11,098	(18,818)
Total other income (expense), net	(9,031)	(18,259)	(9,786)	(16,873)

Income (loss) before income taxes	7,420	(21,572)	35,854	(39,908)
Income tax benefit (expense)	(414)	8,484	(1,062)	8,147
Net income (loss)	$7,006	$(13,088)	$34,792	$(31,761)

Earnings (loss) per share
Basic	$0.15	$(0.32)	$0.76	$(0.77)
Diluted	$0.15	$(0.32)	$0.75	$(0.77)
Weighted-average number of shares outstanding
Basic	45,541	41,015	45,505	40,991
Diluted	45,564	41,015	45,536	40,991

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$34,792	$(31,761)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	22,544	10,196
Loss on termination of financing agreements	1,804	—
Non-cash interest expense	4,482	3,877
Change in value of common stock warrants	1,236	(2,820)
Change in value of contingent consideration	—	(9,728)
Deferred taxes	463	(8,573)
Stock-based compensation	4,126	3,479
Unrealized loss (gain) on derivative contracts	3,656	(5,408)
Equity (earnings) losses from Laramie Energy, LLC	(11,098)	18,818
Net changes in operating assets and liabilities:
Trade accounts receivable	21,235	5,554
Prepaid and other assets	40,450	4,828
Inventories	(108,378)	(19,061)
Obligations under inventory financing agreements	69,002	26,936
Accounts payable and other accrued liabilities	(22,117)	(20,313)
Contingent consideration	—	(4,830)
Net cash provided by (used in) operating activities	62,197	(28,806)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(5,000)
Capital expenditures	(11,777)	(11,691)
Proceeds from sale of assets	—	2,323
Investment in Laramie Energy, LLC	—	(55,000)
Net cash used in investing activities	(11,777)	(69,368)
Cash flows from financing activities:
Proceeds from borrowings	176,739	111,550
Repayments of borrowings	(218,022)	(17,138)
Net borrowings (repayments) on deferred payment arrangement	(2,397)	15,597
Payment of deferred loan costs	—	(3,283)
Contingent consideration settlements	—	(11,980)
Other financing activities, net	(348)	(223)
Net cash provided by (used in) financing activities	(44,028)	94,523
Net increase (decrease) in cash and cash equivalents	6,392	(3,651)
Cash and cash equivalents at beginning of period	47,772	167,788
Cash and cash equivalents at end of period	$54,164	$164,137
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(12,614)	$(4,342)
Taxes	(410)	138
Non-cash investing and financing activities:
Accrued capital expenditures	$1,855	$4,542

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own, manage, and maintain interests in energy and infrastructure businesses. Currently, we operate in three primary business segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ultra-low sulfur diesel, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our retail network includes Hele, Tesoro, and “76” branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven, and other sites operated by third parties.
3) Logistics - We own and operate terminals, pipelines, a single-point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. In addition, we own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
We own a 42.3% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Our Corporate and Other reportable segment includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor. As of December 31, 2016, Texadian ceased its business operations other than maintaining its fleet of railcars.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual amounts could differ from these estimates.
Cost Classifications
Cost of revenues (excluding depreciation) includes the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our Renewable Identification Numbers (“RINs”) obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments.
Operating expense (excluding depreciation) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemicals and catalysts and other direct operating expenses.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

The following table summarizes depreciation expense excluded from each line item in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$1,486	$920	$2,942	$1,838
Operating expense	8,265	2,503	16,474	4,934
General and administrative expense	667	454	1,405	939
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the following:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. We have formally established a working group to assess the amended revenue recognition guidance in Topic 606, including its impact on our business processes, accounting systems, controls, and financial statement disclosures. As part of our evaluation, the working group is reviewing existing revenue streams and identifying the types of arrangements where differences may arise in revenue recognition upon adoption of the new standard. Our largest revenue stream consists of revenues generated from the sale of refined products, generally at market prices. These revenues are recognized upon delivery of goods to a customer. We currently do not expect the new standard to have a material impact on the amount or timing of revenues recognized for the sale of refined products. As of this date, the working group continues to evaluate the impact of this new standard on our consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity’s financial statements (interim or annual) have not been issued or made available for issuance. ASU 2017-07 should be applied retrospectively for the presentation of cost components in the income statement and prospectively for the capitalization of the service cost component in assets. We do not expect the adoption of ASU 2017-07 to have a material impact on our financial condition, results of operations, or cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The primary purpose of this ASU is to reduce the diversity in practice and cost and complexity in applying the guidance in Topic 718 related to the change to terms or conditions of a share-based payment award. The guidance in this ASU is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. This ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial condition, results of operations, or cash flows.
Accounting Principles Adopted
On January 1, 2017, we adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

requirements as well as classification in the statement of cash flows. The adoption of this ASU did not have a material impact on our financial condition, results of operations, or cash flows.
On January 1, 2017, we adopted ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. The adoption of this ASU did not have any impact on our financial condition, results of operations, or cash flows.
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
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $210 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of June 30, 2017, the balance outstanding on the revolving credit facility was approximately $131 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Six Months Ended June 30, 2017
Beginning balance	$108,823
Equity earnings from Laramie Energy	8,436
Accretion of basis difference	2,662
Ending balance	$119,921
Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2017	December 31, 2016
Current assets	$10,865	$12,199
Non-current assets	667,583	655,022
Current liabilities	39,909	58,067
Non-current liabilities	192,737	186,631

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Natural gas and oil revenues	$35,425	$22,729	$76,037	$37,422
Loss from operations	(1,458)	(12,229)	(295)	(23,353)
Net income (loss)	2,412	(43,660)	19,940	(46,239)
Laramie Energy's net income for the three and six months ended June 30, 2017 includes $12.5 million and $25.8 million of depreciation, depletion, and amortization (“DD&A”) and $8.7 million and $32.9 million of unrealized gain on derivative instruments, respectively. Laramie Energy’s net loss for the three and six months ended June 30, 2016 includes $13.0 million and $20.6 million of DD&A and $35.4 million and $29.5 million of unrealized losses on derivative instruments, respectively.
At June 30, 2017 and December 31, 2016, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $65.1 million and $67.8 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy in 2015. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Note 4—Acquisitions
Wyoming Refining Company Acquisition
On June 14, 2016, Par Wyoming, LLC, a wholly owned subsidiary of Par, entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and, indirectly, Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining”) (the “WRC Acquisition”). Wyoming Refining owns and operates a refinery and related logistics assets in Newcastle, Wyoming.
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $209.4 million, including a deposit of $5.0 million paid in June 2016, and assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million. The consideration was paid with funds received from the issuance of our 2.50% convertible subordinated bridge notes (the “Bridge Notes”), cash on hand, which included the net proceeds from our June 2016 issuance and sale of an aggregate of $115 million principal amount of 5.00% convertible senior notes due 2021 (the “5.00% Convertible Senior Notes”), and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the “Par Wyoming Holdings Credit Agreement”).
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
During the three months ended June 30, 2017, the purchase price allocation was adjusted to record an increase of $2.0 million to our Wyoming refinery’s environmental liability as a result of additional information obtained by management regarding estimated remediation costs at certain locations. The purchase price allocation was also adjusted to record an increase to inventory of $0.5 million related to line fill inventory at our refined product pipelines. Goodwill increased $1.5 million as a result of these adjusting entries recorded during the three months ended June 30, 2017. As of June 30, 2017, we finalized the WRC Acquisition purchase price allocation.

A summary of the fair values of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$183
Accounts receivable	16,880
Inventories	28,402
Prepaid and other assets	1,304
Property, plant and equipment	254,367
Goodwill (1)	66,449
Accounts payable and other current liabilities	(57,861)
Wyoming Refining Senior Secured Revolver	(10,100)
Wyoming Refining Senior Secured Term Loan	(58,036)
Other non-current liabilities	(32,222)
Total	$209,366
______________________________________________
(1) We allocated $39.8 million and $26.6 million of goodwill to our refining and logistics segments, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

The results of operations of Wyoming Refining were included in our results beginning July 14, 2016. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the WRC Acquisition had been completed on January 1, 2015 (in thousands, except per share amounts):

Six Months Ended June 30, 2016
Revenues	$940,938
Net loss	(38,542)

Loss per share
Basic	$(0.85)
Diluted	$(0.85)
Note 5—Inventories
Inventories at June 30, 2017 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$59,430	$84,122	$143,552
Refined products and blendstock	39,299	103,378	142,677
Warehouse stock and other	20,973	—	20,973
Total	$119,702	$187,500	$307,202
Inventories at December 31, 2016 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$11,620	$49,682	$61,302
Refined products and blendstock	38,916	77,677	116,593
Warehouse stock and other	20,431	—	20,431
Total	$70,967	$127,359	$198,326
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements for further information.
The reserve for the lower of cost or net realizable value of inventory was $8.6 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.
Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Advances to suppliers for crude oil purchases	$—	$38,300
Collateral posted with broker for derivative instruments	4,005	2,714
Prepaid insurance	2,608	7,504
Derivative assets	630	161
Other	6,326	4,701
Total	$13,569	$53,380

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Note 7—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company (“J. Aron”) to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. As part of this amendment, we also entered into a $30 million forward sale of certain monthly volumes of jet fuel to be delivered to J. Aron over the remaining term of the Supply and Offtake Agreements (“J. Aron Forward Sale”). The obligation associated with this forward sale is recorded as debt in our condensed consolidated balance sheets. Please read Note 8—Debt for additional information regarding this forward sale.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 94 thousand barrels per day of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following the expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices. Our obligations under the Supply and Offtake Agreements are secured by a security interest on substantially all of the assets of our subsidiary Par Hawaii Refining, LLC (“PHR”), a security interest on the equity interests held by our wholly owned subsidiary, Par Petroleum, LLC, in PHR, and a mortgage whereby PHR granted to J. Aron a lien on all real property and improvements owned by PHR, including our Hawaii refinery.
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
For the three and six months ended June 30, 2017, we incurred approximately $3.3 million and $6.4 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2016, we incurred approximately $2.0 million and $3.9 million in handling fees related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2017, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.7 million and $1.5 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2016, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.7 million and $1.3 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to three-month LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of June 30, 2017 and December 31, 2016, the capacity of the Deferred Payment Arrangement was $58.4 million and $59.4 million, respectively. As of June 30, 2017 and December 31, 2016, we had $40.9 million and $43.3 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for an additional $14.6 million to be settled in eighteen equal monthly payments. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of June 30, 2017 and December 31, 2016, the receivable was $9.7 million and $14.6 million, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 9—Derivatives for further information.
Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2017	December 31, 2016
Hawaii Retail Credit Facilities	$87,773	$95,319
5.00% Convertible Senior Notes due 2021	115,000	115,000
Term Loan	—	60,361
J. Aron Forward Sale	29,512	—
Par Wyoming Holdings Term Loan	67,325	67,325
Wyoming Refining Senior Secured Term Loan	51,073	55,715
Wyoming Refining Senior Secured Revolver	14,403	6,700
Principal amount of long-term debt	365,086	400,420
Less: unamortized discount and deferred financing costs	(24,530)	(30,024)
Total debt, net of unamortized discount and deferred financing costs	340,556	370,396
Less: current maturities	(27,024)	(20,286)
Long-term debt, net of current maturities	$313,532	$350,110
Our debt is subject to various affirmative, negative, and financial covenants. As of June 30, 2017, we were in compliance with all debt covenants. Some of our subsidiaries have restrictions in their respective credit facilities with regard to dividends, distributions, loans, or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.
J. Aron Forward Sale
On May 8, 2017, J. Aron and the Company amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. As part of this amendment, we also entered into a $30 million forward sale of jet fuel to be delivered to J. Aron over the amended term (“J. Aron Forward Sale”). The proceeds from the J. Aron Forward Sale were used to pay a portion of the outstanding balance on the Term Loan.
The $30 million obligation under the J. Aron Forward Sale will be repaid through the monthly delivery of jet fuel at an agreed upon price between the two parties. The jet fuel volumes to be delivered to J. Aron are equivalent to principal payments of $3.9 million in 2017, $7.0 million in 2018, $7.5 million in 2019, $8.1 million in 2020, and $3.5 million in 2021. The cost of the J. Aron Forward Sale is based upon an annual interest rate of 7%.
The obligation associated with the J. Aron Forward Sale is recorded as debt in our condensed consolidated balance sheets. As of June 30, 2017, the outstanding balance of the J. Aron Forward Sale debt obligation was $29.5 million.
Wyoming Refining Credit Facilities
Wyoming Refining Company and its wholly owned subsidiary, Wyoming Pipeline Company LLC, are borrowers under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. as the lender. The Wyoming Refining Credit Facilities provide for (1) a revolving credit facility in the maximum principal amount at any time outstanding of $30 million (“Wyoming Refining Senior Secured Revolver”), subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit and (2) certain term loans that are fully advanced (“Wyoming Refining Senior Secured Term Loan”). The Wyoming Refining Senior Secured Term Loan requires quarterly principal payments of $2.3 million. On August 7, 2017, we entered into an amendment to the Wyoming Refining Credit Facilities to extend the maturity date from April 30, 2018 until June 30, 2019. All remaining outstanding amounts under the Wyoming Refining Senior Secured Term Loan and the Wyoming Refining Senior Secured Revolver are fully payable on June 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

5.00% Convertible Senior Notes Due 2021
As of June 30, 2017, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $21.8 million, and the carrying amount of the liability component was $93.2 million.
Term Loan
On June 30, 2017, we fully repaid and terminated the Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Term Loan”). A portion of the proceeds from the J. Aron Forward Sale and cash flows from operations were used to repay the full amount outstanding. We recorded a loss on termination of approximately $1.8 million related to unamortized deferred financing costs associated with the Term Loan in the three months ended June 30, 2017.
Hawaii Retail Credit Facilities
On June 28, 2017, certain subsidiaries of the Company entered into a second amendment to the Key Bank Credit Agreement dated December 17, 2015 in order to permit a special distribution of cash from such subsidiaries to the Company in an aggregate amount totaling no more than $15 million. The amendment also waived the mandatory excess cash flow prepayment for the quarter ended June 30, 2017.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of June 30, 2017, we are in compliance with all of our credit agreements.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) on September 2, 2016 and declared effective on September 16, 2016 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans or advances.
Note 9—Derivatives
Commodity Derivatives
We utilize crude oil commodity derivative contracts to manage our price exposure in our inventory positions, future purchases of crude oil, and future sales of refined products. The derivative contracts that we execute to manage our price risk include exchange traded futures, options, and over-the-counter (“OTC”) swaps. Our futures, options, and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. We are required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery. We utilize OTC swaps to accomplish this.
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
For the Interim Periods Ended June 30, 2017 and 2016

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
At June 30, 2017, our open commodity derivative contracts represented:

•	futures purchases of 305 thousand barrels that economically hedge our sales of refined products; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and OTC swaps of 75 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of June 30, 2017, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our condensed consolidated statements of operations. As of June 30, 2017, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2017 and December 31, 2016 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2017	December 31, 2016
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$6	$—
Commodity derivatives (1)	Other long-term assets	450	2,748
Commodity derivatives	Other accrued liabilities	(1,414)	(595)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(954)	(20,000)
Interest rate derivatives	Prepaid and other current assets	624	161
Interest rate derivatives	Other long-term assets	2,275	3,377
Interest rate derivatives	Other accrued liabilities	—	(94)
_________________________________________________________

(1)
Does not include cash collateral of $4.0 million and $2.7 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2017	2016	2017	2016
Commodity derivatives	Cost of revenues (excluding depreciation)	$2,736	$7,660	$(3,631)	$(89)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	8,439	10,920	19,046	(12,056)
Interest rate derivatives	Interest expense and financing costs, net	(735)	(1,579)	(625)	(2,302)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Note 10—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of June 30, 2017 and December 31, 2016, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of June 30, 2017 and December 31, 2016, the warrants had a weighted-average exercise price of $0.09 and $0.10 and a remaining term of 5.17 years and 5.67 years, respectively.
The estimated fair value of the common stock warrants was $17.98 and $14.49 per share as of June 30, 2017 and December 31, 2016, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, and future sales of refined products. We utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J.Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at June 30, 2017 or December 31, 2016. Please read Note 9—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2017 and December 31, 2016 are presented gross in the tables below (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$421	$1,061	$—	$1,482	$(1,026)	$456
Interest rate derivatives	—	2,899	—	2,899	—	2,899
Total	$421	$3,960	$—	$4,381	$(1,026)	$3,355

Liabilities
Common stock warrants	$—	$—	$(6,370)	$(6,370)	$—	$(6,370)
Commodity derivatives	(45)	(2,395)	—	(2,440)	1,026	(1,414)
J. Aron repurchase obligation derivative	—	—	(954)	(954)	—	(954)
Total	$(45)	$(2,395)	$(7,324)	$(9,764)	$1,026	$(8,738)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

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
_________________________________________________________

(1)
Does not include cash collateral of $11.0 million and $9.7 million as of June 30, 2017 and December 31, 2016, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, at beginning of period	$(15,215)	$(39,938)	$(25,134)	$(25,867)
Settlements	—	15,726	—	16,810
Total unrealized income (loss) included in earnings	7,891	15,648	17,810	493
Balance, at end of period	$(7,324)	$(8,564)	$(7,324)	$(8,564)
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$86,451	$86,451
5.00% Convertible Senior Notes due 2021 (3)	93,200	140,315
J. Aron Forward Sale	29,512	29,476
Par Wyoming Holdings Term Loan (2)	66,062	66,062
Wyoming Refining Senior Secured Term Loan (2)	50,928	50,928
Wyoming Refining Senior Secured Revolver (2)	14,403	14,403
Common stock warrants	6,370	6,370

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

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

(2)	Fair value approximates carrying value due to the debt’s floating rate interest which approximates current market value.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
We estimated the fair value of the J. Aron Forward Sale using a discounted cash flow analysis and an assumed yield of 8.00% as of June 30, 2017 by reference to market interest rates for similar debt instruments of comparable companies.
We estimated the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 11.06% as of December 31, 2016 by reference to market interest rates for term debt of comparable companies.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of June 30, 2017. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
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
Tesoro Earnout Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Andeavor Corporation, formerly known as Tesoro Corporation (“Tesoro”), pursuant to which it purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC, an entity that was renamed Hawaii Independent Energy, LLC, and thereafter renamed Par Hawaii Refining, LLC. The cash consideration for the acquisition is subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million. Tesoro has disputed our calculation of the 2015 and 2016 earn-out amounts. If we and Tesoro are unable to agree on the calculation of the 2015 and 2016 earn-out amounts, the dispute will be resolved in accordance with the dispute resolution provisions set forth in the membership interest purchase agreement to determine the amount owed, if any.
Mid Pac Earnout and Indemnity Dispute
Pursuant to a Stock Purchase Agreement dated August 3, 2011 and amended October 25, 2011 (the “SPA”), Mid Pac Petroleum, LLC (“Mid Pac”) purchased all the issued and outstanding stock of Inter Island Petroleum, Inc. (“Inter Island”) from Brian J. and Wendy Barbata (collectively, the “Barbatas”). The SPA provides for an earn-out payment to be made to the Barbatas in an amount equal to four times the amount by which the average of Inter Island’s earnings before interest, taxes, depreciation, and amortization during the relevant earn-out period exceeds $3.5 million. The earn-out payment is capped at a maximum of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

$4.5 million. Mid Pac contends that there are no amounts owed to the Barbatas for the earn-out period. By letter dated May 29, 2014, the Barbatas disputed Mid Pac’s computation of the earn-out, without explanation of the amount they claim to be owed or refutation of Mid Pac’s analysis. Mid Pac intends to vigorously oppose any such claims.
Any claims by the Barbatas may be offset by Mid Pac’s claims for indemnification under the SPA. By letters dated December 31, 2013 and April 25, 2014, Mid Pac has asserted indemnification claims against the Barbatas exceeding $1 million with respect to environmental losses arising from certain terminals operated by Inter Island and its subsidiaries. The Barbatas have disputed such claims. Arbitration for the earn-out and indemnification claims is scheduled to commence on April 2, 2018.
United Steelworkers Union Dispute
A portion of our employees at the Hawaii refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith. On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement. Arbitration has been scheduled for the week of February 26, 2018. PHR denies the USW’s allegations and intends to vigorously defend itself in connection with such claim in the grievance/arbitration process and any subsequent proceeding before the NLRB.
Environmental Matters
Like other petroleum refiners and exploration and production companies, our operations are subject to extensive and periodically-changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time.
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
Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency (“EPA”) and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, preliminary estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $20.0 million, approximately one-third of which we expect to incur in the next 5 years, with the remainder being incurred over approximately 30 years.
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
Finally, among the various historic consent decrees, orders, and settlement agreements into which Wyoming Refining has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the WRC Acquisition. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) recently conducted an integrated inspection of the products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial, or corrective actions, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations.
Regulation of Greenhouse Gases
The EPA regulates greenhouse gases (“GHG”) under the federal Clean Air Act (“CAA”). New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the federal CAA regulations and we will be required, in connection with such permitting, to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Hawaii State Government. The Hawaii refinery’s capacity to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and the Hawaii refinery expects to be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) that have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act of 2007 (the “EISA”) that, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. The RFS2 requires an increasing amount of renewable fuel usage, up to 36 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. There are numerous issues, including state and federal regulatory issues, that need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines. Consequently, unless either the state or federal regulations are revised, RINs will be required to fulfill the federal mandate for renewable fuels.
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million (“ppm”) and also lowers the allowable benzene, aromatics, and olefins content of gasoline, with the most recent rulemaking addressing certain technical corrections and clarifications effective June 21, 2016. The effective date for the new standard was January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. Our Hawaii refinery is required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small volume refinery status of our Wyoming refinery.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

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
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”) that allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree as described below.
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing. This work subjects us to risks associated with engineering, procurement, and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
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
Through June 30, 2017, Tesoro has reimbursed us for $11.0 million of the total capital expenditures of $12.0 million incurred in connection with the Consent Decree. For the three and six months ended June 30, 2017, we incurred $0.9 million and $2.4 million of capital expenditures in connection with the Consent Decree, respectively. For the three and six months ended June 30, 2017, Tesoro reimbursed us for $1.2 million and $4.7 million of capital expenditures in connection with the Consent Decree, respectively. Net capital expenditures and reimbursements related to the Consent Decree for the six months ended June 30, 2017 and 2016 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
Indemnification
In addition to its obligation to reimburse us for capital expenditures incurred pursuant to the Consent Decree, Tesoro agreed to indemnify us for claims and losses arising out of related breaches of Tesoro’s representations, warranties, and covenants in the Environmental Agreement, certain defined “corrective actions” relating to pre-existing environmental conditions, third-party claims arising under environmental laws for personal injury or property damage arising out of or relating to releases of hazardous materials that occurred prior to the date of the closing of the PHR acquisition, any fine, penalty, or other cost assessed by a governmental authority in connection with violations of environmental laws by PHR prior to the date of the closing of the PHR acquisition, certain groundwater remediation work, fines, or penalties imposed on PHR by the Consent Decree related to acts or omissions of Tesoro prior to the date of the closing of the PHR acquisition, and claims and losses related to the Pearl City Superfund Site.
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
Recovery Trusts
We emerged from the reorganization of Delta Petroleum Corporation (“Delta”) on August 31, 2012 (“Emergence Date”) when the plan of reorganization (“Plan”) was consummated. On the Emergence Date, we formed the Delta Petroleum General

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Recovery Trust (“General Trust”). The General Trust was formed to pursue certain litigation against third parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code and other claims and potential claims that the Debtors hold against third parties.
As of June 30, 2017, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 12—Stockholders’ Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted Stock Awards	$812	$729	$2,515	$1,395
Restricted Stock Units	153	44	237	1,106
Stock Option Awards	624	521	1,374	978
During the three and six months ended June 30, 2017, we granted 30 thousand and 253 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $3.6 million, respectively. As of June 30, 2017, there were approximately $7.3 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.7 years.
During the six months ended June 30, 2017, we granted 239 thousand stock option awards with a weighted-average exercise price of $15.03 per share and no grants were made for the three months ended June 30, 2017. As of June 30, 2017, there were approximately $4.6 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.
During the six months ended June 30, 2017, we granted 45 thousand performance restricted stock units to executive officers and no performance restricted stock units were granted for the three months ended June 30, 2017. These performance restricted stock units had a fair value of approximately $0.7 million and are subject to certain annual performance targets as defined by our Board of Directors. As of June 30, 2017, there were approximately $0.6 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.7 years.
Note 13—Defined Benefit Plan
We maintain a defined benefit pension plan (the “Benefit Plan”) covering substantially all of our Wyoming Refining employees. Benefits are based on years of service and the employee’s highest average compensation received during five consecutive years of the last 10 years of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. As of June 30, 2017 and December 31, 2016, we had no amounts recorded in Accumulated other

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

comprehensive income that are expected to be amortized into net periodic benefit cost in 2017. The Benefit Plan was assumed in connection with the WRC Acquisition on July 14, 2016.
The net periodic benefit cost (credit) related to our defined benefit plan includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost (credit):
Service cost	$154	$—	$307	$—
Interest cost	298	—	596	—
Expected return on plan assets	(298)	—	(595)	—
Net periodic benefit cost	$154	$—	$308	$—
Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during each of the three and six months ended June 30, 2017 and 343 thousand shares during each of the the three and six months ended June 30, 2016. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$7,006	$(13,088)	$34,792	$(31,761)
Less: Undistributed income allocated to participating securities (1)	92	—	415	—
Net income (loss) attributable to common stockholders	$6,914	$(13,088)	34,377	(31,761)
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income (loss) per common share	$6,914	$(13,088)	$34,377	$(31,761)

Basic weighted-average common stock shares outstanding	45,541	41,015	45,505	40,991
Plus: dilutive effects of common stock equivalents (2)	23	—	31	—
Diluted weighted-average common stock shares outstanding	45,564	41,015	45,536	40,991

Basic income (loss) per common share	$0.15	$(0.32)	$0.76	$(0.77)
Diluted income (loss) per common share	$0.15	$(0.32)	$0.75	$(0.77)
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2017, our calculation of dilutive shares outstanding excluded 98 thousand and 101 thousand shares of unvested restricted stock, respectively, and 1.5 million stock options. For the three and six months ended June 30, 2017, our calculation of dilutive shares outstanding also excluded 6.4 million common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on January 1, 2017. For the three and six months ended June 30, 2016, our calculation of diluted shares outstanding excluded 443 thousand and 440 thousand shares of unvested restricted stock, 1.0 million and 0.8 million stock options, and 583 thousand and 292 thousand common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on the date of issuance, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

As discussed in Note 8—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and six months ended June 30, 2017, diluted income (loss) per share was determined using the if-converted method.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2017.
During the three and six months ended June 30, 2017 and 2016, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss (“NOL”) carryforwards will not always be available to offset taxable income apportioned to the various states. The states from which our refining, retail, and logistics revenues are derived are not the same states in which our NOLs were incurred; therefore, we expect to incur state tax liabilities on the net income of our refining, retail, and logistics operations.
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
We have recast the segment information for the three and six months ended June 30, 2016 to reflect the elimination of the Texadian segment as a reportable segment beginning in the first quarter of 2017. As of December 31, 2016, Texadian ceased its business operations other than maintaining its fleet of railcars. Our Corporate and Other reportable segment now includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$532,751	$29,623	$82,347	$(80,476)	$564,245
Cost of revenues (excluding depreciation)	476,764	15,827	61,942	(80,180)	474,353
Operating expense (excluding depreciation)	34,895	4,849	11,951	(20)	51,675
Depreciation, depletion and amortization	7,450	1,524	1,458	852	11,284
General and administrative expense (excluding depreciation)	—	—	—	10,482	10,482
Operating income (loss)	$13,642	$7,423	$6,996	$(11,610)	$16,451
Interest expense and financing costs, net					(9,139)
Loss on termination of financing agreement					(1,804)
Other income, net					107
Change in value of common stock warrants					(547)
Equity earnings from Laramie Energy, LLC					2,352
Income before income taxes					7,420
Income tax expense					(414)
Net income					$7,006

Capital expenditures	$1,315	$1,542	$126	$1,215	$4,198

Three Months Ended June 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$372,785	$24,792	$71,873	$(55,657)	$413,793
Cost of revenues (excluding depreciation)	346,547	16,547	56,516	(54,948)	364,662
Operating expense (excluding depreciation)	23,093	2,321	10,454	10	35,878
Depreciation, depletion and amortization	1,954	923	1,494	729	5,100
General and administrative expense (excluding depreciation)	—	—	—	10,621	10,621
Acquisition and integration expense	—	—	—	845	845
Operating income (loss)	$1,191	$5,001	$3,409	$(12,914)	$(3,313)
Interest expense and financing costs, net					(6,106)
Other income, net					67
Change in value of common stock warrants					1,176
Change in value of contingent consideration					3,552
Equity losses from Laramie Energy, LLC					(16,948)
Loss before income taxes					(21,572)
Income tax benefit					8,484
Net loss					$(13,088)

Capital expenditures	$4,496	$606	$1,219	$894	$7,215
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $80.9 million and $67.5 million for the three months ended June 30, 2017 and 2016, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Six Months Ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,106,830	$59,618	$160,029	$(156,979)	$1,169,498
Cost of revenues (excluding depreciation)	979,808	31,125	121,741	(157,032)	975,642
Operating expense (excluding depreciation)	71,111	8,646	22,266	—	102,023
Depreciation, depletion and amortization	14,853	3,011	2,906	1,774	22,544
General and administrative expense (excluding depreciation)	—	—	—	23,396	23,396
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$41,058	$16,836	$13,116	$(25,370)	$45,640
Interest expense and financing costs, net					(18,081)
Loss on termination of financing agreement					(1,804)
Other income (expense), net					237
Change in value of common stock warrants					(1,236)
Equity earnings from Laramie Energy, LLC					11,098
Income before income taxes					35,854
Income tax expense					(1,062)
Net income					$34,792

Capital expenditures	$2,324	$2,739	$3,623	$3,091	$11,777

Six Months Ended June 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$709,189	$45,579	$140,375	$(103,539)	$791,604
Cost of revenues (excluding depreciation)	673,253	29,373	106,466	(102,041)	707,051
Operating expense (excluding depreciation)	49,143	4,220	20,598	124	74,085
Depreciation, depletion and amortization	3,894	1,841	3,032	1,429	10,196
General and administrative expense (excluding depreciation)	—	—	—	21,791	21,791
Acquisition and integration expense	—	—	—	1,516	1,516
Operating income (loss)	$(17,101)	$10,145	$10,279	$(26,358)	$(23,035)
Interest expense and financing costs, net					(10,719)
Other income (expense), net					116
Change in value of common stock warrants					2,820
Change in value of contingent consideration					9,728
Equity losses from Laramie Energy, LLC					(18,818)
Loss before income taxes					(39,908)
Income tax benefit					8,147
Net loss					$(31,761)

Capital expenditures	$7,127	$885	$2,063	$1,616	$11,691
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $158.1 million and $125.9 million for the six months ended June 30, 2017 and 2016, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2017 and 2016

Note 17—Related Party Transactions
Equity Group Investments (“EGI”) - Service Agreement
On September 17, 2013, we entered into a letter agreement (“Services Agreement”) with Equity Group Investments (“EGI”), an affiliate of Zell Credit Opportunities Fund, LP (“ZCOF”), which owns 10% or more of our common stock directly or through affiliates. Pursuant to the Services Agreement, EGI agreed to provide us with ongoing strategic, advisory, and consulting services that may include (i) advice on financing structures and our relationship with lenders and bankers, (ii) advice regarding public and private offerings of debt and equity securities, (iii) advice regarding asset dispositions, acquisitions, or other asset management strategies, (iv) advice regarding potential business acquisitions, dispositions, or combinations involving us or our affiliates, or (v) such other advice directly related or ancillary to the above strategic, advisory, and consulting services as may be reasonably requested by us.
EGI does not receive a fee for the provision of the strategic, advisory, or consulting services set forth in the Services Agreement, but may be periodically reimbursed by us, upon request, for (i) travel and out-of-pocket expenses, provided that, in the event that such expenses exceed $50 thousand in the aggregate with respect to any single proposed matter, EGI will obtain our consent prior to incurring additional costs and (ii), provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants, and other professionals incurred in connection with EGI’s services under the Services Agreement. In consideration of the services provided by EGI under the Services Agreement, we agreed to indemnify EGI for certain losses relating to or arising out of the Services Agreement or the services provided thereunder.
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during the three and six months ended June 30, 2017 or 2016.
Term Loan
On June 30, 2017, we fully repaid and terminated the Term Loan. An affiliate of Whitebox Advisors, LLC (“Whitebox”), which owns 10% or more of our common stock directly or through affiliates, had been a lender under the Term Loan.
Note 18—Subsequent Events
On August 7, 2017, we entered into an amendment to the Wyoming Refining Credit Facilities to extend the maturity date from April 30, 2018 until June 30, 2019. Our condensed consolidated balance sheet as of June 30, 2017 has been updated to reflect the revised maturity based on this subsequent event.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company headquartered in Houston, Texas, that owns, manages, and maintains interests in energy and infrastructure businesses. We were created through the successful reorganization of Delta in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes.
Our business is organized into three primary operating segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel, gasoline, jet fuel, marine fuel, LSFO, and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ultra-low sulfur diesel, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our retail network includes Hele, Tesoro, and “76” branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven, and other sites operated by third parties.
3) Logistics - We own and operate terminals, pipelines, a SPM, and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai and Kauai. In addition, we own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
We own a 42.3% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
We have four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments. As of December 31, 2016, Texadian ceased its business operations other than maintaining its fleet of railcars. Our Corporate and Other reportable segment now includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor. Please read Note 16—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Results of Operations
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net Income (Loss). Our financial performance for the second quarter 2017 was primarily impacted by improved crack spreads, which is reflected in a change in our net income (loss) from a net loss of $13.1 million for the three months ended June 30, 2016 to net income of $7.0 million for the three months ended June 30, 2017. Other factors impacting our results period over period include the contribution provided by Wyoming Refining and an improvement in our Equity earnings (losses) from Laramie Energy.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended June 30, 2017, Adjusted EBITDA was $29.6 million compared to a loss of $6.8 million for the three months ended June 30, 2016. The change was primarily related to improved crack spreads and the contribution provided by Wyoming Refining, partially offset by the change in crude oil differentials.
For the three months ended June 30, 2017, Adjusted Net Income (Loss) was $11.1 million compared to a loss of $35.0 million for the three months ended June 30, 2016. The change was primarily related to improved crack spreads, the contribution provided by Wyoming Refining, and the improvement in Equity earnings (losses) from Laramie Energy, partially offset by the change in crude oil differentials.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Net Income (Loss). During 2017, our financial performance was primarily driven by improved crack spreads, which is reflected in the change in our net income (loss) from a net loss of $31.8 million for the six months ended June 30, 2016 to net income of $34.8 million for the six months ended June 30, 2017. Other factors impacting our results period over period include the contribution provided by Wyoming Refining during 2017 and the improvement in our Equity earnings (losses) from Laramie Energy, partially offset by an increase in Interest expense and financing costs, net, and the change in value of our contingent consideration obligation during 2016.
Adjusted EBITDA and Adjusted Net Income (Loss). For the six months ended June 30, 2017, Adjusted EBITDA was $62.0 million compared to a loss of $1.4 million for the six months ended June 30, 2016. The change was primarily related to improved crack spreads and the contribution provided by Wyoming Refining during 2017, and an improvement in our Equity earnings (losses) from Laramie Energy.
For the six months ended June 30, 2017, Adjusted Net Income was $31.4 million compared to a loss of $41.5 million for the six months ended June 30, 2016. The change was primarily related to improved crack spreads, the contribution provided by Wyoming Refining during 2017, and an improvement in our Equity earnings (losses) from Laramie Energy.

The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues	$564,245	$413,793	$150,452	36%
Cost of revenues (excluding depreciation)	474,353	364,662	109,691	30%
Operating expense (excluding depreciation)	51,675	35,878	15,797	44%
Depreciation, depletion and amortization	11,284	5,100	6,184	121%
General and administrative expense (excluding depreciation)	10,482	10,621	(139)	(1)%
Acquisition and integration expense	—	845	(845)	(100)%
Total operating expenses	547,794	417,106
Operating income (loss)	16,451	(3,313)
Other income (expense)
Interest expense and financing costs, net	(9,139)	(6,106)	(3,033)	(50)%
Loss on termination of financing agreements	(1,804)	—	(1,804)	—%
Other income, net	107	67	40	60%
Change in value of common stock warrants	(547)	1,176	(1,723)	(147)%
Change in value of contingent consideration	—	3,552	(3,552)	(100)%
Equity earnings (losses) from Laramie Energy, LLC	2,352	(16,948)	19,300	114%
Total other income (expense), net	(9,031)	(18,259)
Income (loss) before income taxes	7,420	(21,572)
Income tax benefit (expense)	(414)	8,484	(8,898)	(105)%
Net income (loss)	$7,006	$(13,088)

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues	$1,169,498	$791,604	$377,894	48%
Cost of revenues (excluding depreciation)	975,642	707,051	268,591	38%
Operating expense (excluding depreciation)	102,023	74,085	27,938	38%
Depreciation, depletion and amortization	22,544	10,196	12,348	121%
General and administrative expense (excluding depreciation)	23,396	21,791	1,605	7%
Acquisition and integration expense	253	1,516	(1,263)	(83)%
Total operating expenses	1,123,858	814,639
Operating income (loss)	45,640	(23,035)
Other income (expense)
Interest expense and financing costs, net	(18,081)	(10,719)	(7,362)	(69)%
Loss on termination of financing agreements	(1,804)	—	(1,804)	—%
Other income, net	237	116	121	104%
Change in value of common stock warrants	(1,236)	2,820	(4,056)	(144)%
Change in value of contingent consideration	—	9,728	(9,728)	(100)%
Equity earnings (losses) from Laramie Energy, LLC	11,098	(18,818)	29,916	159%
Total other income (expense), net	(9,786)	(16,873)
Income (loss) before income taxes	35,854	(39,908)
Income tax benefit (expense)	(1,062)	8,147	(9,209)	(113)%
Net income (loss)	$34,792	$(31,761)
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2017 and 2016 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$532,751	$29,623	$82,347	$(80,476)	$564,245
Cost of revenues (excluding depreciation)	476,764	15,827	61,942	(80,180)	474,353
Operating expense (excluding depreciation)	34,895	4,849	11,951	(20)	51,675
Depreciation, depletion and amortization	7,450	1,524	1,458	852	11,284
General and administrative expense (excluding depreciation)	—	—	—	10,482	10,482
Acquisition and integration expense	—	—	—	—	—
Operating income (loss)	$13,642	$7,423	$6,996	$(11,610)	$16,451

Three months ended June 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$372,785	$24,792	$71,873	$(55,657)	$413,793
Cost of revenues (excluding depreciation)	346,547	16,547	56,516	(54,948)	364,662
Operating expense (excluding depreciation)	23,093	2,321	10,454	10	35,878
Depreciation, depletion and amortization	1,954	923	1,494	729	5,100
General and administrative expense (excluding depreciation)	—	—	—	10,621	10,621
Acquisition and integration expense	—	—	—	845	845
Operating income (loss)	$1,191	$5,001	$3,409	$(12,914)	$(3,313)
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $80.9 million and $67.5 million for the three months ended June 30, 2017 and 2016, respectively.

Six months ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,106,830	$59,618	$160,029	$(156,979)	$1,169,498
Cost of revenues (excluding depreciation)	979,808	31,125	121,741	(157,032)	975,642
Operating expense (excluding depreciation)	71,111	8,646	22,266	—	102,023
Depreciation, depletion and amortization	14,853	3,011	2,906	1,774	22,544
General and administrative expense (excluding depreciation)	—	—	—	23,396	23,396
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$41,058	$16,836	$13,116	$(25,370)	$45,640

Six months ended June 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$709,189	$45,579	$140,375	$(103,539)	$791,604
Cost of revenues (excluding depreciation)	673,253	29,373	106,466	(102,041)	707,051
Operating expense (excluding depreciation)	49,143	4,220	20,598	124	74,085
Depreciation, depletion and amortization	3,894	1,841	3,032	1,429	10,196
General and administrative expense (excluding depreciation)	—	—	—	21,791	21,791
Acquisition and integration expense	—	—	—	1,516	1,516
Operating income (loss)	$(17,101)	$10,145	$10,279	$(26,358)	$(23,035)
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $158.1 million and $125.9 million for the six months ended June 30, 2017 and 2016, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Refining Segment
Feedstocks Throughput (Mbpd)	89.2	77.5	90.1	75.9
Refined product sales volume (Mbpd)	86.7	69.7	90.7	75.6

Hawaii Refinery
Feedstocks Throughput (Mbpd)	72.7	77.5	74.7	75.9
Source of Crude Oil:
North America	13.8%	26.5%	29.3%	45.1%
Latin America	—%	0.9%	0.2%	4.0%
Africa	17.3%	20.7%	20.1%	12.6%
Asia	23.3%	40.7%	24.6%	32.6%
Middle East	45.6%	11.2%	25.8%	5.7%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.5%	27.3%	27.5%	26.8%
Distillate	49.1%	47.1%	47.0%	44.2%
Fuel oils	14.1%	17.7%	16.3%	19.9%
Other products	6.2%	4.7%	6.0%	5.7%
Total yield	96.9%	96.8%	96.8%	96.6%

Refined product sales volume (Mbpd)
On-island sales volume	60.6	61.0	61.2	60.9
Exports sale volume	8.7	8.7	13.4	14.7
Total refined product sales volume	69.3	69.7	74.6	75.6

4-1-2-1 Singapore Crack Spread (1) ($ per barrel)	$6.95	$2.46	$6.84	$2.92
4-1-2-1 Mid Pacific Crack Spread (1) ($ per barrel)	8.35	3.96	8.02	4.22
Mid Pacific Crude Oil Differential (2) ($ per barrel)	(0.61)	(2.04)	(0.91)	(2.07)
Operating income (loss) per bbl ($/throughput bbl)	1.18	(1.08)	2.63	(0.19)
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	5.76	2.35	6.43	3.53
Production costs per bbl ($/throughput bbl) (4)	3.56	3.15	3.64	3.44
DD&A per bbl ($/throughput bbl)	0.66	0.28	0.65	0.28

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.5	—	15.4	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	48.8%	—%	51.2%	—%
Distillate	45.9%	—%	43.2%	—%
Fuel oil	2.5%	—%	2.6%	—%
Other products	1.9%	—%	1.7%	—%
Total yield	99.1%	—%	98.7%	—%

Refined product sales volume (Mbpd)	17.4	—	16.1	—

Wyoming 3-2-1 Index (5)	$21.47	$—	$18.99	$—
Operating income (loss) per bbl ($/throughput bbl)	3.90	—	1.99	—
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	13.08	—	11.41	—
Production costs per bbl ($/throughput bbl) (4)	7.06	—	7.25	—
DD&A per bbl ($/throughput bbl)	2.06	—	2.18	—
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

(4)
Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There are a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refinery including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our condensed consolidated statement of operations, which also includes costs related to our bulk marketing operations.

(5)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillate (ultra-low sulfur diesel) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail and logistics segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retail Segment
Retail sales volumes (thousands of gallons)	23,746	22,998	45,804	45,284

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	86.7	80.9	88.7	78.5
Refined product pipelines	84.2	61.8	87.5	68.2
Total pipeline throughput	170.9	142.7	176.2	146.7

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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2017	Refining	Logistics	Retail
Operating income	$13,642	$7,423	$6,996
Operating expense (excluding depreciation)	34,895	4,849	11,951
Depreciation, depletion and amortization	7,450	1,524	1,458
Inventory valuation adjustment	(2,620)	—	—
Unrealized loss on derivatives	4,399	—	—
Adjusted Gross Margin	$57,766	$13,796	$20,405

Three months ended June 30, 2016	Refining	Logistics	Retail
Operating income (loss)	$1,191	$5,001	$3,409
Operating expense (excluding depreciation)	23,093	2,321	10,454
Depreciation, depletion and amortization	1,954	923	1,494
Inventory valuation adjustment	(676)	—	—
Unrealized loss (gain) on derivatives	(8,949)	—	—
Adjusted Gross Margin	$16,613	$8,245	$15,357

Six months ended June 30, 2017	Refining	Logistics	Retail
Operating income	$41,058	$16,836	$13,116
Operating expense (excluding depreciation)	71,111	8,646	22,266
Depreciation, depletion and amortization	14,853	3,011	2,906
Inventory valuation adjustment	(11,412)	—	—
Unrealized gain on derivatives	3,112	—	—
Adjusted Gross Margin	$118,722	$28,493	$38,288

Six months ended June 30, 2016	Refining	Logistics	Retail
Operating income (loss)	$(17,101)	$10,145	$10,279
Operating expense (excluding depreciation)	49,143	4,220	20,598
Depreciation, depletion and amortization	3,894	1,841	3,032
Inventory valuation adjustment	20,760	—	—
Unrealized loss on derivatives	(7,934)	—	—
Adjusted Gross Margin	$48,762	$16,206	$33,909
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, loss on termination of financing agreements, release of tax valuation allowance, and inventory valuation adjustment. Beginning with the first quarter of 2017, Adjusted Net Income (Loss) also excludes severance costs. We have recast the non-GAAP information for the three and six months ended June 30, 2016 to conform with the current period presentation.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$7,006	$(13,088)	34,792	$(31,761)
Inventory valuation adjustment	(2,620)	(1,059)	(11,412)	17,261
Unrealized loss (gain) on derivatives	4,399	(8,406)	3,112	(7,414)
Acquisition and integration expense	—	845	253	1,516
Loss on termination of financing agreement	1,804	—	1,804	—
Release of tax valuation allowance	—	(8,573)	—	(8,573)
Change in value of common stock warrants	547	(1,176)	1,236	(2,820)
Change in value of contingent consideration	—	(3,552)	—	(9,728)
Severance costs	—	—	1,595	—
Adjusted Net Income (Loss)	11,136	(35,009)	31,380	(41,519)
Depreciation, depletion and amortization	11,284	5,100	22,544	10,196
Interest expense and financing costs, net	9,139	6,106	18,081	10,719
Equity losses (earnings) from Laramie Energy, LLC	(2,352)	16,948	(11,098)	18,818
Income tax expense	414	89	1,062	426
Adjusted EBITDA	$29,621	$(6,766)	$61,969	$(1,360)
Factors Impacting Segment Results
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Refining. Operating income for our refining segment was $13.6 million for the three months ended June 30, 2017, an increase of $12.4 million compared to operating income of $1.2 million for the three months ended June 30, 2016. The increase in profitability was primarily driven by higher crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased from $3.96 per barrel in the second quarter of 2016 to $8.35 per barrel in the second quarter of 2017. The increase in crack spreads was partially offset by the change in crude oil differentials. The Mid Pacific crude oil differential decreased from $2.04 per barrel in the second quarter of 2016 to $0.61 per barrel in the second quarter of 2017. Wyoming Refining contributed approximately $5.8 million of operating income to the refining segment for the three months ended June 30, 2017.
Logistics. Operating income for our logistics segment was $7.4 million for the three months ended June 30, 2017, an increase of $2.4 million compared to operating income of $5.0 million for the three months ended June 30, 2016. Profitability of the logistics business increased primarily due to the acquisition of Wyoming Refining, which contributed approximately $1.6 million of operating income to the logistics segment for the three months ended June 30, 2017.
Retail. Operating income for our retail segment was $7.0 million for the three months ended June 30, 2017, an increase of $3.6 million compared to operating income of $3.4 million for the three months ended June 30, 2016. The increase in operating income was primarily due to an increase in sales prices of 14% and an increase in sales volumes of 3%, partially offset by a 6% increase in fuel costs and higher operating expenses.
Factors Impacting Segment Results
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Refining. Operating income for our refining segment was $41.1 million for the six months ended June 30, 2017, an increase of $58.2 million compared to an operating loss of $17.1 million for the six months ended June 30, 2016. The increase in profitability was primarily driven by higher crack spreads. The 4-1-2-1 Mid Pacific crack spread increased 90% from $4.22 per barrel for the six months ended June 30, 2016 to $8.02 per barrel for the six months ended June 30, 2017. The increase in crack spreads was partially offset by decreased crude oil differentials. The Mid Pacific crude oil differential decreased 56% from $2.07 per barrel for the six months ended June 30, 2016 to $0.91 per barrel for the six months ended June 30, 2017. Wyoming Refining contributed operating income of approximately $5.5 million to the refining segment for the six months ended June 30, 2017.

Logistics. Operating income for our logistics segment was $16.8 million for the six months ended June 30, 2017, an increase of $6.7 million compared to operating income of $10.1 million for the six months ended June 30, 2016. The increase in profitability is primarily due to higher transportation revenue and the acquisition of Wyoming Refining. Wyoming Refining contributed approximately $3.1 million of operating income to the logistics segment for the six months ended June 30, 2017.
Retail. Operating income for our retail segment was $13.1 million for the six months ended June 30, 2017, an increase of $2.8 million compared to operating income of $10.3 million for the six months ended June 30, 2016. The increase was driven by a 16% increase in sales prices. This increase in sales prices was partially offset by a 13% increase in fuel costs.
Adjusted Gross Margin
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Refining. For the three months ended June 30, 2017, our refining Adjusted Gross Margin was approximately $57.8 million, an increase of $41.2 million compared to $16.6 million for the three months ended June 30, 2016. The increase was primarily due to improved crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased 111% from $3.96 per barrel during the three months ended June 30, 2016 to $8.35 per barrel during the three months ended June 30, 2017. The increase in crack spreads resulted in an increase of approximately $27.7 million in Adjusted Gross Margin for the refining segment. Wyoming Refining contributed approximately $19.6 million of Adjusted Gross Margin to the refining segment for the three months ended June 30, 2017.
Logistics. For the three months ended June 30, 2017, our logistics Adjusted Gross Margin was approximately $13.8 million, an increase of $5.6 million compared to $8.2 million for the three months ended June 30, 2016. The increase was primarily driven by the acquisition of Wyoming Refining, which contributed approximately $5.5 million of Adjusted Gross Margin to the logistics segment.
Retail. For the three months ended June 30, 2017, our retail Adjusted Gross Margin was approximately $20.4 million, an increase of $5.0 million when compared to $15.4 million for the three months ended June 30, 2016. The increase was primarily due to an increase in sales prices of 14% and an increase in sales volumes of 3%, partially offset by a 6% increase in fuel costs.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Refining. For the six months ended June 30, 2017, our refining Adjusted Gross Margin was approximately $118.7 million, an increase of $69.9 million compared to $48.8 million for the six months ended June 30, 2016. The increase was primarily due to improved crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased 90% from $4.22 per barrel for the six months ended June 30, 2016 to $8.02 per barrel for the six months ended June 30, 2017. The increase in crack spreads was partially offset by the change in crude oil differentials. The Mid Pacific crude oil differential decreased 56% from $2.07 per barrel for the six months ended June 30, 2016 to $0.91 per barrel for the six months ended June 30, 2017. Wyoming Refining contributed approximately $31.8 million of Adjusted Gross Margin to the refining segment for the six months ended June 30, 2017.
Logistics. For the six months ended June 30, 2017, our logistics Adjusted Gross Margin was approximately $28.5 million, an increase of $12.3 million compared to $16.2 million for the six months ended June 30, 2016. The increase was primarily driven by the acquisition of Wyoming Refining, which contributed approximately $10.1 million of Adjusted Gross Margin to the logistics segment.
Retail. For the six months ended June 30, 2017, our retail Adjusted Gross Margin was approximately $38.3 million, an increase of $4.4 million when compared to approximately $33.9 million for the six months ended June 30, 2016. The increase was primarily due to an increase in sales prices of 16%, partially offset by a 13% increase in fuel costs.
Discussion of Consolidated Results
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Revenues. For the three months ended June 30, 2017, revenues were $564.2 million, a $150.4 million increase compared to $413.8 million for the three months ended June 30, 2016. The increase was primarily due to an increase of $160.0 million in refining segment revenue, $106.4 million of which was attributed to the WRC Acquisition. Brent crude oil prices averaged $50.93 per barrel during the second quarter of 2017 compared to $46.98 per barrel during the second quarter of 2016, with similar increases in WTI crude oil prices. Revenues in our retail segment increased $10.4 million primarily driven by an increase of 14% in sales prices.

Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2017, cost of revenues (excluding depreciation), was $474.4 million, a $109.7 million increase compared to $364.7 million for the three months ended June 30, 2016. The increase was primarily driven by the WRC Acquisition that contributed cost of revenues (excluding depreciation) of $86.9 million to the refining segment. Our cost of revenues (excluding depreciation) related to our Hawaii refinery increased $43.3 million primarily due to higher Brent prices. Brent crude oil prices averaged $50.93 per barrel during the second quarter of 2017 compared to $46.98 per barrel during the second quarter of 2016, with similar increases in WTI crude oil prices.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2017, operating expense (excluding depreciation) was approximately $51.7 million, an increase of $15.8 million when compared to $35.9 million for the three months ended June 30, 2016. The increase was primarily due to the WRC Acquisition, which contributed $13.5 million to the increase in operating expense (excluding depreciation).
Depreciation, Depletion and Amortization. For the three months ended June 30, 2017, DD&A was approximately $11.3 million, an increase of $6.2 million compared to $5.1 million for the three months ended June 30, 2016. The increase was primarily due to DD&A related to assets acquired as part of the WRC Acquisition on July 14, 2016. Wyoming Refining contributed $3.8 million of DD&A for the three months ended June 30, 2017. Additionally, we recognized amortization of deferred turnaround expenditures of $2.7 million for the three months ended June 30, 2017 related to our Hawaii refinery turnaround completed during the third quarter of 2016.
General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2017, general and administrative expense (excluding depreciation) was approximately $10.5 million, which was comparable to $10.6 million for the three months ended June 30, 2016.
Acquisition and Integration Expense.  For the three months ended June 30, 2016, acquisition and integration expense was approximately $0.8 million. The acquisition and integration expense was incurred in connection with the WRC Acquisition completed in July 2016. No such expense was incurred during the three months ended June 30, 2017.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2017, our interest expense and financing costs were approximately $9.1 million, an increase of $3.0 million when compared to $6.1 million for the three months ended June 30, 2016. The increase was primarily due to interest expense of $2.5 million related to the Wyoming Refining Credit Facilities and the Par Wyoming Holdings Credit Agreement and $2.5 million associated with our 5.00% Convertible Senior Notes issued during June 2016. These increases were offset by lower interest expense of $1.0 million due to the full repayment and termination of the Term Loan during the current quarter and a decrease in losses on interest rate swaps of $0.9 million during the three months ended June 30, 2017 compared to the same period in 2016.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2017, the change in value of common stock warrants resulted in a loss of approximately $0.5 million, a decrease of $1.7 million when compared to income of approximately $1.2 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, our stock price increased from $16.49 per share as of March 31, 2017 to $18.04 per share as of June 30, 2017, which resulted in an increase in the fair value of the common stock warrants. During the three months ended June 30, 2016, our stock price decreased from $18.76 per share as of March 31, 2016 to $15.34 per share as of June 30, 2016, which resulted in a decrease in the fair value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended June 30, 2017, there was no change in value of our contingent consideration liability. For the three months ended June 30, 2016, the change in value of our contingent consideration liability resulted in income of $3.6 million. At December 31, 2016, the earn-out measurement period related to the contingent consideration for the acquisition of PHR was complete. Please read Note 11—Commitments and Contingencies for more information related to the earn-out.
Loss on Termination of Financing Agreements. For the three months ended June 30, 2017, our loss on termination of financing agreements was approximately $1.8 million and represents the acceleration of deferred amortization costs in connection with the full repayment and termination of the Term Loan. No such loss was incurred in the 2016 period.
Equity Earnings (Losses) From Laramie Energy. For the three months ended June 30, 2017, equity earnings from Laramie Energy were approximately $2.4 million, an increase in equity earnings of $19.3 million compared to equity losses of $16.9 million for the three months ended June 30, 2016. The increase in equity earnings was primarily due to a decrease in losses on derivative instruments of $35.8 million during the three months ended June 30, 2017 compared to the same period in 2016.
Income Taxes. For the three months ended June 30, 2017, we recorded an income tax expense of $414 thousand related to deferred federal taxes for the period. For the three months ended June 30, 2016, we recorded income tax benefit of $8.5 million primarily due to the release of a portion of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of the 5.00% Convertible Senior Notes.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Revenues. For the six months ended June 30, 2017, revenues were $1.2 billion, a $0.4 billion increase compared to $0.8 billion for the six months ended June 30, 2016. The increase was primarily due to an increase of $0.4 billion in third-party revenues at our refining segment, which was primarily the result of higher crude oil prices and the WRC Acquisition. Average Brent prices increased from $41.08 per barrel in the six months ended June 30, 2016 to $52.76 per barrel in the six months ended June 30, 2017. Wyoming Refining contributed revenues of $193.1 million to the refining segment for the six months ended June 30, 2017.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2017, cost of revenues (excluding depreciation), was $975.6 million, a $268.5 million increase compared to $707.1 million for the six months ended June 30, 2016. The increase was primarily due to the WRC Acquisition and higher crude prices. Average Brent pricing increased 28.4% from $41.08 per barrel in the six months ended June 30, 2016 to $52.76 per barrel in the six months ended June 30, 2017. Wyoming Refining contributed cost of revenues (excluding depreciation) of $161.3 million to the refining segment.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2017, operating expense (excluding depreciation) was approximately $102.0 million, an increase of $27.9 million compared to $74.1 million for the six months ended June 30, 2016. The increase was primarily due to the WRC Acquisition, which contributed $25.5 million to the increase in operating expense (excluding depreciation).
Depreciation, Depletion and Amortization. For the six months ended June 30, 2017, DD&A was approximately $22.5 million, an increase of $12.3 million when compared to $10.2 million for the six months ended June 30, 2016. The increase was primarily due to DD&A related to assets acquired as part of the WRC Acquisition on July 14, 2016. Wyoming Refining contributed $7.6 million of DD&A for the six months ended June 30, 2017. Additionally, we recognized amortization of deferred turnaround expenditures of $5.3 million for the six months ended June 30, 2017.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2017, general and administrative expense (excluding depreciation) was approximately $23.4 million, an increase of $1.6 million when compared to $21.8 million for the six months ended June 30, 2016. The increase was primarily due to severance costs incurred during the first quarter of 2017.
Acquisition and Integration Expense. For the six months ended June 30, 2017, we incurred approximately $0.3 million of integration costs related to the WRC Acquisition. For the six months ended June 30, 2016, we incurred approximately $1.5 million of integration costs related to the WRC Acquisition completed in July 2016.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2017, our interest expense and financing costs were approximately $18.1 million, an increase of $7.4 million when compared to $10.7 million for the six months ended June 30, 2016. The increase was primarily due to interest expense of $5.0 million related to the Wyoming Refining Credit Facilities and the Par Wyoming Holdings Term Loan, entered into during the third quarter of 2016 in conjunction with the WRC Acquisition, and interest expense of $5.0 million related to our 5.00% Convertible Senior Notes. These increases were partially offset by lower interest expense of $1.0 million due to the full repayment and termination of the Term Loan during the current quarter and a decrease in losses on interest rate swaps of $1.7 million during the six months ended June 30, 2017 compared to the same period in 2016.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2017, the change in value of common stock warrants resulted in a loss of approximately $1.2 million, a change of $4.0 million when compared to a gain of $2.8 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, our stock price increased from $14.54 per share as of December 31, 2016 to $18.04 per share as of June 30, 2017, which resulted in an increase in the fair value of the common stock warrants. During the six months ended June 30, 2016, our stock price decreased from $23.54 per share on December 31, 2015 to $15.34 per share on June 30, 2016, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the six months ended June 30, 2017, there was no change in the fair value of our contingent consideration liability. For the six months ended June 30, 2016, the change in value of our contingent consideration liability resulted in a gain of $9.7 million due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads. As of December 31, 2016, the earn-out measurement period related to the contingent consideration for the acquisition of PHR was complete. Please read Note 11—Commitments and Contingencies for more information.

Loss on Termination of Financing Agreements. For the six months ended June 30, 2017, our loss on termination of financing agreements was approximately $1.8 million and represents the acceleration of deferred amortization costs in connection with the termination of the Term Loan. No such loss was incurred in the 2016 period.
Equity Earnings (Losses) From Laramie Energy. For the six months ended June 30, 2017, equity earnings from Laramie Energy were approximately $11.1 million, a change of $29.9 million compared to equity losses of $18.8 million for the six months ended June 30, 2016. The change was primarily due to an increase in natural gas prices and an increase in gains on derivative instruments of $44.8 million during the six months ended June 30, 2017 compared to the same period in 2016.
Income Taxes. For the six months ended June 30, 2017, we recorded an income tax expense of $1.1 million primarily due to alternative minimum tax expense of $0.4 million and deferred federal taxes of $0.5 million. For the six months ended June 30, 2016, we recorded income tax benefit of $8.1 million primarily due to the release of $8.6 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of the 5.00% Convertible Senior Notes.

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
The following table summarizes our liquidity position as of August 3, 2017 and June 30, 2017 (in thousands):

August 3, 2017	Par Hawaii Refining	Wyoming Refining	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$48,002	$629	$11,940	$18,871	$79,442
Revolver availability			5,000	—	5,000
Wyoming Refining availability		20,660		—	20,660
Deferred Payment Arrangement availability (1)	13,181		—	—	13,181
Total available liquidity	$61,183	$21,289	$16,940	$18,871	$118,283

June 30, 2017	Par Hawaii Refining	Wyoming Refining	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$24,546	$—	$7,532	$22,086	$54,164
Revolver availability	—	—	5,000	—	5,000
Wyoming Refining availability	—	15,460	—	—	15,460
Deferred Payment Arrangement availability (1)	17,507	—	—	—	17,507
Total available liquidity	$42,053	$15,460	$12,532	$22,086	$92,131
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.

(2)	Includes HIE Retail, LLC and Mid Pac, which are parties to the Hawaii Retail Credit Facilities.
The change in our liquidity position from June 30, 2017 to August 3, 2017 was primarily attributable to changes in working capital and results from operations. On August 7, 2017, we entered into an amendment to the Wyoming Refining Credit Facilities to extend the maturity date from April 30, 2018 until June 30, 2019.
As of June 30, 2017, we had access to the J. Aron Deferred Payment Arrangement, the Hawaii Retail Credit Facilities, a revolving credit facility under the Wyoming Refining Credit Facilities, and cash on hand of $54.2 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining segment and our retail segment, payments related to acquisitions, and cash capital contributions to Laramie Energy.

We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for the next 12 months.
We may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$62,197	$(28,806)
Net cash used in investing activities	(11,777)	(69,368)
Net cash provided by (used in) financing activities	(44,028)	94,523
Net cash provided by operating activities was approximately $62.2 million for the six months ended June 30, 2017, which resulted from net income of approximately $34.8 million, non-cash charges to operations of approximately $27.2 million and net cash provided by changes in operating assets and liabilities of approximately $0.2 million. Net cash used in operating activities was approximately $28.8 million for the six months ended June 30, 2016, which resulted from a net loss of approximately $31.8 million, non-cash charges to operations of approximately $9.8 million, and net cash used for changes in operating assets and liabilities of approximately $6.9 million.
For the six months ended June 30, 2017, net cash used in investing activities was approximately $11.8 million and related to additions to property and equipment. Net cash used in investing activities was approximately $69.4 million for the six months ended June 30, 2016 and primarily related to an investment in Laramie Energy of $55.0 million in connection with its acquisition of additional natural gas and oil properties.
Net cash used in financing activities for the six months ended June 30, 2017 was approximately $44.0 million which consisted primarily of net debt repayments of approximately $41.3 million and net repayments of the J. Aron deferred payment arrangement of $2.4 million. Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $94.5 million and consisted primarily of net proceeds from borrowings of approximately $94.4 million and net proceeds from the J. Aron deferred payment arrangement of $15.6 million. These outflows were partially offset by a $16.8 million payment related to contingent consideration for the PHR acquisition, $12.0 million of which was classified as a financing activity.
Capital Expenditures
Our capital expenditures for the six months ended June 30, 2017 totaled approximately $11.8 million and were primarily related to our retail segment, our Wyoming refinery, and information technology systems. Our capital expenditure budget for 2017, including major maintenance costs, ranges from $38 million to $42 million and primarily relates to profit improvement projects related to our retail business, expansion projects at our Wyoming refinery, and upgrades to our information technology systems.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support the operations of our Hawaii refinery. The Supply and Offtake Agreements had a term of three years with two one-year extension options upon mutual agreement of the parties. On May 8, 2017, the Supply and Offtake Agreements were amended to, among other things, extend the term through May 31, 2021, and provide for a $30 million forward sale to J. Aron of jet fuel to be delivered over the extended term of the Supply and Offtake Agreements. Please read Note 7—Inventory Financing Agreements for more information.
Consent Decree. On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the DOJ, and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants, to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring and to install certain leak detection and repair equipment required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing.
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
Wyoming refinery. Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Please read Note 11—Commitments and Contingencies for more information.

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of work that remains to be completed related to the Consent Decree; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; the anticipated results of the Tesoro earn-out dispute and the Mid Pac earn-out and indemnity dispute; the anticipated synergies and the benefits of the WRC Acquisition; the anticipated financial and operational results of Wyoming Refining and the effect on our cash flows; estimated costs to settle claims remaining in the General Trust; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including those set out in our most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q under “Risk Factors.”
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the six months ended June 30, 2017 of 90 thousand barrels per day, would change annualized operating income by approximately $32.4 million. This estimate may differ from actual results.

In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our Hawaii refinery.
Our Supply and Offtake Agreements with J. Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J. Aron. Please read Note 7—Inventory Financing Agreements for more information. All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through September 30, 2017. At June 30, 2017, these open commodity derivative contracts represent futures purchases of 305 thousand barrels that economically hedge our sales of refined products.
Based on our net open positions at June 30, 2017, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $305 thousand to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 73 thousand barrels per day of crude oil during the refining process at our Hawaii refinery. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by executing option collars and swaps at a rate of 52 thousand barrels per month through December 2017 and 75 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $42.93 per barrel to a ceiling of $66.48 per barrel. The OTC swaps have a weighted-average price of $46.45. We do not economically hedge our internally consumed fuel cost at our Wyoming refinery.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of qualified RINs required to comply with the Renewable Fuel Standard, which grants the EPA authority to establish our overall RINs obligation for each compliance year. We purchase biofuels from third parties and blend those biofuels into our products. For the majority of gallons of biofuel purchased, we receive the associated RINs. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of June 30, 2017, $220.6 million of outstanding debt was subject to floating interest rates. We have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $2.1 million and $2.5 million per year, respectively.
We utilize interest rate swaps to manage our interest rate risk. As of June 30, 2017, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended June 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 11—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
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
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2017:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2017	1,274	$16.54	—	—
May 1 - May 31, 2017	560	16.84	—	—
June 1 - June 30, 2017	1,091	17.09	—	—
Total	2,925	$16.80	—	—
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

2.5
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014.

2.6
Amendment to Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholders’ representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.

2.7
Second Amendment to Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the shareholder’s representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015.

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

3.1	Restated Certificate of Incorporation of the Company dated October 20, 2015. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2015.

3.2	Second Amended and Restated Bylaws of the Company dated October 20, 2015. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 20, 2015.

4.1	Form of the Company’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2014.

4.2	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

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

4.7
Indenture, dated June 21, 2016, between Par Pacific Holdings, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2016.

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

10.1
Amendment to Supply and Offtake Agreement dated May 8, 2017, by and between Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2017.

10.2
Amendment to Pledge and Security Agreement dated May 8, 2017, by and between Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 10, 2017.

10.3
Amendment to Storage Facilities Agreement dated May 8, 2017, by and between Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 10, 2017.

10.4
Fifth Amendment to Third Amended and Restated Loan Agreement dated as of February 16, 2017, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2017.

10.5
Amendment No. 1 to Credit Agreement dated as of April 14, 2017, by and among HIE Retail, LLC, Mid Pac Petroleum, LLC, the lenders named therein and KeyBank National Association, as administrative agent, Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 5, 2017.

10.6
Amendment No. 2 to Credit Agreement dated as of June 28, 2017, by and among HIE Retail, LLC, Mid Pac Petroleum, LLC, the lenders named therein and KeyBank National Association, as administrative agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 5, 2017.

10.7
Sixth Amendment to Third Amended and Restated Loan Agreement dated as of August 7, 2017, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, Par Wyoming, LLC and Bank of America, N.A. *

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

Date: August 9, 2017