Form 10-Q
period 2017-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2017-11-08
CIK 821483

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
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

45,790,387 shares of common stock, $0.01 par value, were outstanding as of November 6, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$78,300	$47,772
Restricted cash	744	1,246
Trade accounts receivable	89,665	102,384
Inventories	319,864	198,326
Prepaid and other current assets	8,939	53,380
Total current assets	497,512	403,108
Property and equipment
Property, plant, and equipment	520,464	499,867
Proved oil and gas properties, at cost, successful efforts method of accounting	1,122	1,122
Total property and equipment	521,586	500,989
Less accumulated depreciation and depletion	(72,965)	(49,727)
Property and equipment, net	448,621	451,262
Long-term assets
Investment in Laramie Energy, LLC	120,474	108,823
Intangible assets, net	27,431	29,912
Goodwill	107,187	105,732
Other long-term assets	33,957	46,596
Total assets	$1,235,182	$1,145,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$27,140	$20,286
Obligations under inventory financing agreements	310,176	225,135
Accounts payable	51,442	65,190
Advances from customers	26,928	23,774
Accrued taxes	14,504	13,194
Other accrued liabilities	28,083	35,186
Total current liabilities	458,273	382,765
Long-term liabilities
Long-term debt, net of current maturities	303,061	350,110
Common stock warrants	7,345	5,134
Long-term capital lease obligations	1,171	1,780
Other liabilities	37,848	36,735
Total liabilities	807,698	776,524
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2017 and December 31, 2016, 45,778,788 shares and 45,533,913 shares issued at September 30, 2017 and December 31, 2016, respectively	458	455
Additional paid-in capital	592,013	587,057
Accumulated deficit	(167,183)	(220,799)
Accumulated other comprehensive income	2,196	2,196
Total stockholders’ equity	427,484	368,909
Total liabilities and stockholders’ equity	$1,235,182	$1,145,433

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$610,506	$510,305	$1,780,004	$1,301,909

Operating expenses
Cost of revenues (excluding depreciation)	509,476	459,296	1,485,118	1,166,347
Operating expense (excluding depreciation)	51,718	51,240	153,741	125,325
Depreciation, depletion, and amortization	11,304	9,643	33,848	19,839
General and administrative expense (excluding depreciation)	11,292	9,863	34,688	31,654
Acquisition and integration expense	—	2,047	253	3,563
Total operating expenses	583,790	532,089	1,707,648	1,346,728

Operating income (loss)	26,716	(21,784)	72,356	(44,819)

Other income (expense)
Interest expense and financing costs, net	(7,419)	(11,232)	(25,500)	(21,951)
Loss on termination of financing agreements	—	—	(1,804)	—
Other income (expense), net	649	(56)	886	60
Change in value of common stock warrants	(975)	657	(2,211)	3,477
Change in value of contingent consideration	—	1,025	—	10,753
Equity earnings (losses) from Laramie Energy, LLC	553	3,659	11,651	(15,159)
Total other income (expense), net	(7,192)	(5,947)	(16,978)	(22,820)

Income (loss) before income taxes	19,524	(27,731)	55,378	(67,639)
Income tax benefit (expense)	(700)	(30)	(1,762)	8,117
Net income (loss)	$18,824	$(27,761)	$53,616	$(59,522)

Earnings (loss) per share
Basic	$0.41	$(0.67)	$1.16	$(1.44)
Diluted	$0.41	$(0.67)	$1.16	$(1.44)
Weighted-average number of shares outstanding
Basic	45,561	41,580	45,505	41,309
Diluted	51,992	41,580	45,527	41,309

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$53,616	$(59,522)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	33,848	19,839
Loss on termination of financing agreements	1,804	—
Non-cash interest expense	6,189	11,426
Change in value of common stock warrants	2,211	(3,477)
Change in value of contingent consideration	—	(10,753)
Deferred taxes	462	(8,565)
Stock-based compensation	5,803	5,103
Unrealized loss (gain) on derivative contracts	557	(5,804)
Equity (earnings) losses from Laramie Energy, LLC	(11,651)	15,159
Net changes in operating assets and liabilities:
Trade accounts receivable	12,070	3,233
Prepaid and other assets	46,747	29,258
Inventories	(121,040)	50,390
Deferred turnaround expenditures	—	(34,969)
Obligations under inventory financing agreements	89,549	(11,795)
Accounts payable and other accrued liabilities	(14,709)	(35,941)
Contingent consideration	—	(4,830)
Net cash provided by (used in) operating activities	105,456	(41,248)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(209,183)
Capital expenditures	(19,888)	(19,276)
Proceeds from sale of assets	19	2,323
Change in restricted cash	502	(10,000)
Investment in Laramie Energy, LLC	—	(55,000)
Net cash used in investing activities	(19,367)	(291,136)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	49,315
Proceeds from borrowings	239,538	301,782
Repayments of borrowings	(292,684)	(137,791)
Net borrowings (repayments) on deferred payment arrangement	(1,493)	26,654
Payment of deferred loan costs	(50)	(6,805)
Contingent consideration settlements	—	(11,980)
Other financing activities, net	(872)	(325)
Net cash provided by (used in) financing activities	(55,561)	220,850
Net increase (decrease) in cash and cash equivalents	30,528	(111,534)
Cash and cash equivalents at beginning of period	47,772	167,788
Cash and cash equivalents at end of period	$78,300	$56,254
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(15,168)	$(7,573)
Taxes	(1,115)	139
Non-cash investing and financing activities:
Accrued capital expenditures	$4,469	$2,583
Value of warrants and debt reclassified to equity	—	3,084

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

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
2) Retail - Our retail outlets sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our retail network includes Hele and “76” branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven, and other sites operated by third parties.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

The following table summarizes depreciation expense excluded from each line item in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$1,568	$1,243	$4,510	$3,081
Operating expense	8,226	6,690	24,700	11,624
General and administrative expense	576	512	1,981	1,451
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the following:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB’s objective was to provide a more robust framework to improve comparability of revenue recognition practices across entities by removing most industry and transaction specific guidance, align GAAP with International Financial Reporting Standards, and provide more useful information to financial statement users. This authoritative guidance changes the way entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. We have formally established a working group to assess the amended revenue recognition guidance in Topic 606, including its impact on our business processes, accounting systems, controls, and financial statement disclosures. As part of our evaluation, the working group is reviewing existing revenue streams and identifying the types of arrangements where differences may arise in revenue recognition upon adoption of the new standard. Our largest revenue stream consists of revenues generated from the sale of refined products, generally at market prices. These revenues are recognized upon delivery of goods to a customer. Although we currently do not expect the new standard to have a material impact on the amount or timing of revenues recognized for the sale of refined products, we continue to evaluate the impact of this new standard on our consolidated financial statements and related disclosures.
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
For the Interim Periods Ended September 30, 2017 and 2016

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
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $210 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of September 30, 2017, the balance outstanding on the revolving credit facility was approximately $149 million. We are limited recourse guarantors of Laramie Energy’s credit facility, with such recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Nine Months Ended September 30, 2017
Beginning balance	$108,823
Equity earnings from Laramie Energy	7,657
Accretion of basis difference	3,994
Ending balance	$120,474
Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2017	December 31, 2016
Current assets	$12,149	$12,199
Non-current assets	690,600	655,022
Current liabilities	43,599	58,067
Non-current liabilities	213,517	186,631

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Natural gas and oil revenues	$38,141	$31,091	$114,178	$68,513
Income (loss) from operations	133	(4,929)	(162)	(28,282)
Net income (loss)	(1,838)	5,056	18,102	(41,183)
Laramie Energy's net (loss) income for the three and nine months ended September 30, 2017 includes $12.3 million and $38.1 million of depreciation, depletion, and amortization (“DD&A”) and $2.3 million and $35.2 million of unrealized gain on derivative instruments, respectively. Laramie Energy’s net income (loss) for the three and nine months ended September 30, 2016 includes $13.5 million and $34.1 million of DD&A and $12.7 million of unrealized gain and $16.8 million of unrealized loss on derivative instruments, respectively.
At September 30, 2017 and December 31, 2016, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $63.8 million and $67.8 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy in

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

2015. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Wyoming Refining Company Acquisition
On June 14, 2016, Par Wyoming, LLC, a wholly owned subsidiary of Par, entered into a unit purchase agreement (the “Purchase Agreement”) with Black Elk Refining, LLC to purchase all of the issued and outstanding units representing the membership interests in Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and, indirectly, Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining” or “WRC”) (the “WRC Acquisition”). Wyoming Refining owns and operates a refinery and related logistics assets in Newcastle, Wyoming.
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
A summary of the fair values of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$183
Accounts receivable	16,880
Inventories	28,402
Prepaid and other assets	1,304
Property, plant, and equipment	254,367
Goodwill (1)	66,449
Accounts payable and other current liabilities	(57,861)
Wyoming Refining Senior Secured Revolver	(10,100)
Wyoming Refining Senior Secured Term Loan	(58,036)
Other non-current liabilities	(32,222)
Total	$209,366
______________________________________________
(1) We allocated $39.8 million and $26.6 million of goodwill to our refining and logistics segments, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

The results of operations of Wyoming Refining were included in our results beginning July 14, 2016. The following unaudited pro forma financial information presents our consolidated revenues and net loss as if the WRC Acquisition had been completed on January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues	$522,163	$1,463,101
Net loss	(26,384)	(64,926)

Loss per share
Basic	$(0.58)	$(1.43)
Diluted	$(0.58)	$(1.43)
Note 5—Inventories
Inventories at September 30, 2017 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$64,208	$71,371	$135,579
Refined products and blendstock	52,734	110,222	162,956
Warehouse stock and other	21,329	—	21,329
Total	$138,271	$181,593	$319,864
Inventories at December 31, 2016 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$11,620	$49,682	$61,302
Refined products and blendstock	38,916	77,677	116,593
Warehouse stock and other	20,431	—	20,431
Total	$70,967	$127,359	$198,326
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements for further information.
There was no reserve for the lower of cost or net realizable value of inventory as of September 30, 2017. As of December 31, 2016, the reserve for the lower of cost or net realizable value of inventory was $0.2 million.
Note 6—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Advances to suppliers for crude oil purchases	$—	$38,300
Collateral posted with broker for derivative instruments	708	2,714
Prepaid insurance	—	7,504
Derivative assets	2,413	161
Other	5,818	4,701
Total	$8,939	$53,380
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
For the three and nine months ended September 30, 2017, we incurred approximately $3.4 million and $9.8 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, we incurred approximately $1.7 million and $5.6 million in handling fees related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2017, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.8 million and $2.3 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2016, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.9 million and $2.2 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of September 30, 2017 and December 31, 2016, the capacity of the Deferred Payment Arrangement was $75.5 million and $59.4 million, respectively. As of September 30, 2017 and December 31, 2016, we had $41.8 million and $43.3 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In September 2015, we entered into an agreement to fix this market fee for the period from October 1, 2015 through November 30, 2016 whereby J. Aron agreed to pay us a total of $18 million to be settled in fourteen equal monthly payments. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for an additional $14.6 million to be settled in eighteen equal monthly payments. In July and August 2017 we fixed the market fee for the period from June 1, 2018 through April 2021 for an additional aggregate $3.0 million. The receivable from J. Aron was recorded as a reduction to our

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of September 30, 2017 and December 31, 2016, the receivable was $10.3 million and $14.6 million, respectively.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 9—Derivatives for further information.
Note 8—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2017	December 31, 2016
Hawaii Retail Credit Facilities	$85,023	$95,319
5.00% Convertible Senior Notes due 2021	115,000	115,000
Term Loan	—	60,361
J. Aron Forward Sale	27,855	—
Par Wyoming Holdings Term Loan	67,325	67,325
Wyoming Refining Senior Secured Term Loan	48,752	55,715
Wyoming Refining Senior Secured Revolver	9,502	6,700
Principal amount of long-term debt	353,457	400,420
Less: unamortized discount and deferred financing costs	(23,256)	(30,024)
Total debt, net of unamortized discount and deferred financing costs	330,201	370,396
Less: current maturities	(27,140)	(20,286)
Long-term debt, net of current maturities	$303,061	$350,110
Our debt is subject to various affirmative, negative, and financial covenants. As of September 30, 2017, we were in compliance with all debt covenants. Some of our subsidiaries have restrictions in their respective credit facilities with regard to dividends, distributions, loans, or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.
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
The obligation associated with the J. Aron Forward Sale is recorded as debt in our condensed consolidated balance sheets. As of September 30, 2017, the outstanding balance of the J. Aron Forward Sale debt obligation was $27.9 million.
Wyoming Refining Credit Facilities
Wyoming Refining Company and its wholly owned subsidiary, Wyoming Pipeline Company, LLC, are borrowers under a Third Amended and Restated Loan Agreement dated as of April 30, 2015 (as amended, the “Wyoming Refining Credit Facilities”), with Bank of America, N.A. as the lender. The Wyoming Refining Credit Facilities provide for (1) a revolving credit facility in the maximum principal amount at any time outstanding of $30 million (“Wyoming Refining Senior Secured Revolver”), subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit and (2) certain term loans that are fully advanced (“Wyoming Refining Senior Secured Term Loan”). The Wyoming Refining Senior Secured Term Loan requires quarterly principal payments of $2.3 million. On August 7, 2017, we entered into an amendment to the Wyoming Refining Credit Facilities to extend the maturity date from April 30, 2018 until June 30, 2019. All remaining outstanding amounts under the Wyoming Refining Senior Secured Term Loan and the Wyoming Refining Senior Secured Revolver are fully payable on June 30, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

5.00% Convertible Senior Notes Due 2021
As of September 30, 2017, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $20.7 million, and the carrying amount of the liability component was $94.3 million.
Term Loan
On June 30, 2017, we fully repaid and terminated the Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Term Loan”). A portion of the proceeds from the J. Aron Forward Sale and cash flows from operations were used to repay the full amount outstanding. We recorded a loss on termination of approximately $1.8 million related to unamortized deferred financing costs associated with the Term Loan in the nine months ended September 30, 2017.
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
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of September 30, 2017, we are in compliance with all of our credit agreements.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) on September 2, 2016 and declared effective on September 16, 2016 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans, or advances.
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
For the Interim Periods Ended September 30, 2017 and 2016

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
At September 30, 2017, our open commodity derivative contracts represented:

•	futures purchases of 305 thousand barrels that economically hedge our sales of refined products;

•	OTC swap sales of 115 thousand barrels that economically hedge our month-end target volumes related to our Supply and Offtake Agreements; and

•
option collars of 52 thousand barrels per month through December 2017 and option collars and OTC swaps of 75 thousand barrels per month through December 2018 that economically hedge our internally consumed fuel.

Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of September 30, 2017, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of September 30, 2017, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2017 and December 31, 2016 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2017	December 31, 2016
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$1,561	$—
Commodity derivatives (1)	Other long-term assets	571	2,748
Commodity derivatives	Other accrued liabilities	(58)	(595)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(24,995)	(20,000)
Interest rate derivatives	Prepaid and other current assets	851	161
Interest rate derivatives	Other long-term assets	2,115	3,377
Interest rate derivatives	Other accrued liabilities	—	(94)
_________________________________________________________

(1)
Does not include cash collateral of $0.7 million and $2.7 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of September 30, 2017 and December 31, 2016, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2017	2016	2017	2016
Commodity derivatives	Cost of revenues (excluding depreciation)	$3,657	$(3,028)	$26	$(3,117)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(24,041)	(8,300)	(4,995)	(20,356)
Interest rate derivatives	Interest expense and financing costs, net	148	1,204	(477)	(1,098)
Note 10—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of September 30, 2017 and December 31, 2016, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of September 30, 2017 and December 31, 2016, the warrants had a weighted-average exercise price of $0.09 and $0.10 and a remaining term of 4.92 years and 5.67 years, respectively.
The estimated fair value of the common stock warrants was $20.73 and $14.49 per share as of September 30, 2017 and December 31, 2016, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, and future sales of refined products. We utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at September 30, 2017 or December 31, 2016. Please read Note 9—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2017 and December 31, 2016 are presented gross in the tables below (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$235	$28,733	$—	$28,968	$(26,836)	$2,132
Interest rate derivatives	—	2,966	—	2,966	—	2,966
Total	$235	$31,699	$—	$31,934	$(26,836)	$5,098

Liabilities
Common stock warrants	$—	$—	$(7,345)	$(7,345)	$—	$(7,345)
Commodity derivatives	(150)	(26,744)	—	(26,894)	26,836	(58)
J. Aron repurchase obligation derivative	—	—	(24,995)	(24,995)	—	(24,995)
Total	$(150)	$(26,744)	$(32,340)	$(59,234)	$26,836	$(32,398)

	December 31, 2016
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$190	$26,095	$—	$26,285	$(23,537)	$2,748
Interest rate derivatives	—	3,602	—	3,602	(64)	3,538
Total	$190	$29,697	$—	$29,887	$(23,601)	$6,286

Liabilities
Common stock warrants	$—	$—	$(5,134)	$(5,134)	$—	$(5,134)
Commodity derivatives	(54)	(24,078)	—	(24,132)	23,537	(595)
J. Aron repurchase obligation derivative	—	—	(20,000)	(20,000)	—	(20,000)
Interest rate derivatives	—	(158)	—	(158)	64	(94)
Total	$(54)	$(24,236)	$(25,134)	$(49,424)	$23,601	$(25,823)
_________________________________________________________

(1)
Does not include cash collateral of $7.7 million and $9.7 million as of September 30, 2017 and December 31, 2016, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, at beginning of period	$(7,324)	$(8,564)	$(25,134)	$(25,867)
Settlements	—	—	—	16,810
Total unrealized income (loss) included in earnings	(25,016)	(6,618)	(7,206)	(6,125)
Balance, at end of period	$(32,340)	$(15,182)	$(32,340)	$(15,182)
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$83,773	$83,773
5.00% Convertible Senior Notes due 2021 (3)	94,328	154,116
J. Aron Forward Sale	27,855	27,523
Par Wyoming Holdings Term Loan (2)	66,091	66,091
Wyoming Refining Senior Secured Term Loan (2)	48,652	48,652
Wyoming Refining Senior Secured Revolver (2)	9,502	9,502
Common stock warrants	7,345	7,345

	December 31, 2016
	Carrying Value	Fair Value (1)
Hawaii Retail Credit Agreement (2)	$93,853	$93,853
5.00% Convertible Senior Notes due 2021 (3)	91,029	122,229
Term Loan	57,426	62,367
Par Wyoming Holdings Term Loan (2)	65,908	65,908
Wyoming Refining Senior Secured Term Loan (2)	55,480	55,480
Wyoming Refining Senior Secured Revolver (2)	6,700	6,700
Common stock warrants	5,134	5,134
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
We estimated the fair value of the J. Aron Forward Sale using a discounted cash flow analysis and an assumed yield of 8.00% as of September 30, 2017 by reference to market interest rates for similar debt instruments of comparable companies.
We estimated the fair value of the Term Loan using a discounted cash flow analysis and an estimate of the current yield of 11.06% as of December 31, 2016 by reference to market interest rates for term debt of comparable companies.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of September 30, 2017. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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
Tesoro Earnout Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Andeavor Corporation, formerly known as Tesoro Corporation (“Tesoro”), pursuant to which it purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC, an entity that was renamed Hawaii Independent Energy, LLC, and thereafter renamed Par Hawaii Refining, LLC. The cash consideration for the acquisition is subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out periods. Tesoro has disputed our calculation of the 2015 and 2016 earn-out amounts and has asserted that it is entitled to an additional earn-out amount of $4.3 million for the 2015 earn-out period and a total earn-out amount of $8.3 million for the 2016 earn-out period.  If we and Tesoro are unable to agree on the calculation of the 2015 and 2016 earn-out amounts, the dispute will be resolved in accordance with the dispute resolution provisions set forth in the membership interest purchase agreement to determine the amounts owed, if any. The Company disputes that any additional amounts are due and intends to vigorously defend itself in connection with the resolution of Tesoro’s claims.
Mid Pac Earnout and Indemnity Dispute
Pursuant to a Stock Purchase Agreement dated August 3, 2011 and amended October 25, 2011 (the “SPA”), Mid Pac Petroleum, LLC (“Mid Pac”) purchased all the issued and outstanding stock of Inter Island Petroleum, Inc. (“Inter Island”) from Brian J. and Wendy Barbata (collectively, the “Barbatas”). The SPA provides for an earn-out payment to be made to the Barbatas in an amount equal to four times the amount by which the average of Inter Island’s earnings before interest, taxes, depreciation, and amortization during the relevant earn-out period exceeds $3.5 million. The earn-out payment is capped at a maximum of $4.5 million. Mid Pac contends that there are no amounts owed to the Barbatas for the earn-out period, while the Barbatas contend they are entitled to $4.5 million. Mid Pac intends to vigorously oppose any such claims.
Any claims by the Barbatas may be offset by Mid Pac’s claims for indemnification under the SPA. By letters dated December 31, 2013 and April 25, 2014, Mid Pac has asserted indemnification claims against the Barbatas exceeding $1 million with respect to environmental losses arising from certain terminals operated by Inter Island and its subsidiaries. The Barbatas have disputed such claims. Arbitration for the earn-out and indemnification claims is scheduled to commence on March 19, 2018.
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
For the Interim Periods Ended September 30, 2017 and 2016

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
Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency (“EPA”) and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. Based on current information, however, estimates we have received for the well-understood components of these efforts suggest total response costs of approximately $20.0 million, approximately one-third of which we expect to incur in the next 5 years, with the remainder being incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $0.5 million to modify or close the existing wastewater treatment ponds and approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders, and settlement agreements into which Wyoming Refining has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances appears to be declining over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100,000. Moreover, in addition to the issues associated with the Wyoming refinery, certain product pipeline assets were acquired in the WRC Acquisition. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) conducted an integrated inspection of the products pipeline with additional follow-up regarding integrity management planning and general operations and maintenance. Based on preliminary discussions with PHMSA following this inspection, the Wyoming refinery anticipates a civil penalty in excess of $100,000. In connection with our acquisition of, and commencement of operations at, the Wyoming refinery, findings of a past failure to comply with applicable environmental or pipeline safety laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties that could be in excess of $100,000, the imposition of investigatory, remedial, or corrective actions, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations.
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
For the Interim Periods Ended September 30, 2017 and 2016

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
For the Interim Periods Ended September 30, 2017 and 2016

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
Through September 30, 2017, Tesoro has reimbursed us for $11.8 million of the total capital expenditures of $12.5 million incurred in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree for the nine months ended September 30, 2017 and 2016 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
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
As of September 30, 2017, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have reserved approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Interim Periods Ended September 30, 2017 and 2016

Note 12—Stockholders’ Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted Stock Awards	$967	$791	$3,482	$2,241
Restricted Stock Units	127	62	364	1,167
Stock Option Awards	583	756	1,957	1,695
During the three and nine months ended September 30, 2017, we granted 20 thousand and 273 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.4 million and $4.0 million, respectively. As of September 30, 2017, there were approximately $6.5 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
During the nine months ended September 30, 2017, we granted 239 thousand stock option awards with a weighted-average exercise price of $15.03 per share and no grants were made for the three months ended September 30, 2017. As of September 30, 2017, there were approximately $4.0 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.7 years.
During the nine months ended September 30, 2017, we granted 45 thousand performance restricted stock units to executive officers and no performance restricted stock units were granted for the three months ended September 30, 2017. These performance restricted stock units had a fair value of approximately $0.7 million and are subject to certain annual performance targets as defined by our Board of Directors. As of September 30, 2017, there were approximately $0.5 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.
Note 13—Defined Benefit Plan
We maintain a defined benefit pension plan (the “Benefit Plan”) covering substantially all of our Wyoming Refining employees. Benefits are based on years of service and the employee’s highest average compensation received during five consecutive years of the last 10 years of employment. Our funding policy is to contribute annually an amount equal to the pension expense, subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the tax deductibility of such contributions. As of September 30, 2017 and December 31, 2016, we had no amounts recorded in Accumulated other comprehensive income that are expected to be amortized into net periodic benefit cost in 2017. The Benefit Plan was assumed in connection with the WRC Acquisition on July 14, 2016.
The net periodic benefit cost (credit) related to our defined benefit plan includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost (credit):
Service cost	$153	$334	$460	$334
Interest cost	298	299	894	299
Expected return on plan assets	(297)	(343)	(892)	(343)
Net periodic benefit cost	$154	$290	$462	$290
Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during each of the three and nine months ended September 30, 2017 and 352 thousand shares during each of

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

the three and nine months ended September 30, 2016, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$18,824	$(27,761)	$53,616	$(59,522)
Less: Undistributed income allocated to participating securities (1)	238	—	685	—
Net income (loss) attributable to common stockholders	18,586	(27,761)	52,931	(59,522)
Plus: Net income effect of convertible securities	2,566	—	—	—
Numerator for diluted income (loss) per common share	$21,152	$(27,761)	$52,931	$(59,522)

Basic weighted-average common stock shares outstanding	45,561	41,580	45,505	41,309
Plus: dilutive effects of common stock equivalents (2)	6,431	—	22	—
Diluted weighted-average common stock shares outstanding	51,992	41,580	45,527	41,309

Basic income (loss) per common share	$0.41	$(0.67)	$1.16	$(1.44)
Diluted income (loss) per common share	$0.41	$(0.67)	$1.16	$(1.44)
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three and nine months ended September 30, 2016.

For the three and nine months ended September 30, 2017, our calculation of dilutive shares outstanding excluded 31 thousand and 83 thousand shares of unvested restricted stock and 1.3 million and 1.5 million stock options, respectively. For the nine months ended September 30, 2017, our calculation of dilutive shares outstanding also excluded 6.4 million common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on January 1, 2017. For the three and nine months ended September 30, 2016, our calculation of diluted shares outstanding excluded 463 thousand and 448 thousand shares of unvested restricted stock, 1.7 million stock options, and 6.4 million and 2.3 million common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on the date of issuance, respectively.
As discussed in Note 8—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and nine months ended September 30, 2017, diluted income (loss) per share was determined using the if-converted method.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2017.
During the three and nine months ended September 30, 2017 and 2016, no adjustments were recognized for uncertain tax positions.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our net operating loss (“NOL”) carryforwards will not always be available to offset taxable income apportioned

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

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
We have recast the segment information for the three and nine months ended September 30, 2016 to reflect the elimination of the Texadian segment as a reportable segment beginning in the first quarter of 2017. As of September 30, 2017, Texadian ceased its business operations other than the disposal of certain assets and liquidation of inventory. Our Corporate and Other reportable segment now includes administrative costs, our Texadian operations, and several small non-operated oil and gas interests that were owned by our predecessor.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$578,511	$31,838	$83,682	$(83,525)	$610,506
Cost of revenues (excluding depreciation)	513,664	15,857	63,175	(83,220)	509,476
Operating expense (excluding depreciation)	36,126	4,029	11,563	—	51,718
Depreciation, depletion, and amortization	7,390	1,602	1,471	841	11,304
General and administrative expense (excluding depreciation)	—	—	—	11,292	11,292
Operating income (loss)	$21,331	$10,350	$7,473	$(12,438)	$26,716
Interest expense and financing costs, net					(7,419)
Other income, net					649
Change in value of common stock warrants					(975)
Equity earnings from Laramie Energy, LLC					553
Income before income taxes					19,524
Income tax expense					(700)
Net income					$18,824

Capital expenditures	$3,171	$2,606	$811	$1,523	$8,111

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

Three Months Ended September 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$462,975	$28,107	$75,577	$(56,354)	$510,305
Cost of revenues (excluding depreciation)	439,477	19,334	56,365	(55,880)	459,296
Operating expense (excluding depreciation)	35,910	4,686	10,461	183	51,240
Depreciation, depletion, and amortization	5,755	1,275	1,898	715	9,643
General and administrative expense (excluding depreciation)	—	—	—	9,863	9,863
Acquisition and integration expense	—	—	—	2,047	2,047
Operating income (loss)	$(18,167)	$2,812	$6,853	$(13,282)	$(21,784)
Interest expense and financing costs, net					(11,232)
Other expense, net					(56)
Change in value of common stock warrants					657
Change in value of contingent consideration					1,025
Equity earnings from Laramie Energy, LLC					3,659
Loss before income taxes					(27,731)
Income tax expense					(30)
Net loss					$(27,761)

Capital expenditures	$3,820	$266	$1,636	$1,863	$7,585
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $83.4 million and $72.1 million for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,685,341	$91,456	$243,711	$(240,504)	$1,780,004
Cost of revenues (excluding depreciation)	1,493,472	46,982	184,916	(240,252)	1,485,118
Operating expense (excluding depreciation)	107,237	12,675	33,829	—	153,741
Depreciation, depletion, and amortization	22,243	4,613	4,377	2,615	33,848
General and administrative expense (excluding depreciation)	—	—	—	34,688	34,688
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$62,389	$27,186	$20,589	$(37,808)	$72,356
Interest expense and financing costs, net					(25,500)
Loss on termination of financing agreement					(1,804)
Other income, net					886
Change in value of common stock warrants					(2,211)
Equity earnings from Laramie Energy, LLC					11,651
Income before income taxes					55,378
Income tax expense					(1,762)
Net income					$53,616

Capital expenditures	$5,495	$5,345	$4,434	$4,614	$19,888

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2017 and 2016

Nine Months Ended September 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,172,164	$73,686	$215,952	$(159,893)	$1,301,909
Cost of revenues (excluding depreciation)	1,112,730	48,707	162,831	(157,921)	1,166,347
Operating expense (excluding depreciation)	85,053	8,906	31,059	307	125,325
Depreciation, depletion, and amortization	9,649	3,116	4,930	2,144	19,839
General and administrative expense (excluding depreciation)	—	—	—	31,654	31,654
Acquisition and integration expense	—	—	—	3,563	3,563
Operating income (loss)	$(35,268)	$12,957	$17,132	$(39,640)	$(44,819)
Interest expense and financing costs, net					(21,951)
Other income, net					60
Change in value of common stock warrants					3,477
Change in value of contingent consideration					10,753
Equity losses from Laramie Energy, LLC					(15,159)
Loss before income taxes					(67,639)
Income tax benefit					8,117
Net loss					$(59,522)

Capital expenditures	$10,947	$1,151	$3,699	$3,479	$19,276
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $241.5 million and $198.0 million for the nine months ended September 30, 2017 and 2016, respectively.
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
EGI does not receive a fee for the provision of the strategic, advisory, or consulting services set forth in the Services Agreement, but may be periodically reimbursed by us, upon request, for (i) travel and out-of-pocket expenses, provided that, in the event that such expenses exceed $50 thousand in the aggregate with respect to any single proposed matter, EGI will obtain our consent prior to incurring additional costs, and (ii) provided that we provide prior consent to their engagement with respect to any particular proposed matter, all reasonable fees and disbursements of counsel, accountants, and other professionals incurred in connection with EGI’s services under the Services Agreement. In consideration of the services provided by EGI under the Services Agreement, we agreed to indemnify EGI for certain losses relating to or arising out of the Services Agreement or the services provided thereunder.
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during the three and nine months ended September 30, 2017 or 2016.
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
2) Retail - Our retail outlets sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our retail network includes Hele and “76” branded retail sites, cardlock stations, company-operated convenience stores, sites operated in cooperation with 7-Eleven, and other sites operated by third parties.
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
Results of Operations
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net Income (Loss). Our financial performance for the third quarter 2017 was primarily impacted by improved crack spreads, which is reflected in a change in our net income (loss) from a net loss of $27.8 million for the three months ended September 30, 2016 to net income of $18.8 million for the three months ended September 30, 2017. Other factors impacting our results period over period include decreases in interest expense and financing costs, net, and acquisition and integration expense, partially offset by a decrease in Equity earnings from Laramie Energy.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2017, Adjusted EBITDA was $45.1 million compared to a loss of $1.6 million for the three months ended September 30, 2016. The change was primarily related to improved crack spreads.
For the three months ended September 30, 2017, Adjusted Net Income (Loss) was $26.2 million compared to a loss of $18.9 million for the three months ended September 30, 2016. The change was primarily related to improved crack spreads, and a decrease in interest expense and financing costs, net, partially offset by a decrease in Equity earnings from Laramie Energy.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Net Income (Loss). During 2017, our financial performance was primarily driven by improved crack spreads, which is reflected in the change in our net income (loss) from a net loss of $59.5 million for the nine months ended September 30, 2016 to net income of $53.6 million for the nine months ended September 30, 2017. Other factors impacting our results period over period include the contribution provided by Wyoming Refining during 2017 and an improvement in our Equity earnings (losses) from Laramie Energy, partially offset by the change in value of the contingent consideration obligation during 2016.

Adjusted EBITDA and Adjusted Net Income (Loss). For the nine months ended September 30, 2017, Adjusted EBITDA was $107.0 million compared to a loss of $3.0 million for the nine months ended September 30, 2016. The change was primarily related to improved crack spreads and the contribution provided by Wyoming Refining during 2017.
For the nine months ended September 30, 2017, Adjusted Net Income (Loss) was $57.6 million compared to a loss of $60.4 million for the nine months ended September 30, 2016. The change was primarily related to improved crack spreads and the contribution provided by Wyoming Refining during 2017.
The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues	$610,506	$510,305	$100,201	20%
Cost of revenues (excluding depreciation)	509,476	459,296	50,180	11%
Operating expense (excluding depreciation)	51,718	51,240	478	1%
Depreciation, depletion, and amortization	11,304	9,643	1,661	17%
General and administrative expense (excluding depreciation)	11,292	9,863	1,429	14%
Acquisition and integration expense	—	2,047	(2,047)	(100)%
Total operating expenses	583,790	532,089
Operating income (loss)	26,716	(21,784)
Other income (expense)
Interest expense and financing costs, net	(7,419)	(11,232)	3,813	34%
Other income (expense), net	649	(56)	705	1,259%
Change in value of common stock warrants	(975)	657	(1,632)	(248)%
Change in value of contingent consideration	—	1,025	(1,025)	(100)%
Equity earnings from Laramie Energy, LLC	553	3,659	(3,106)	(85)%
Total other income (expense), net	(7,192)	(5,947)
Income (loss) before income taxes	19,524	(27,731)
Income tax expense	(700)	(30)	(670)	(2,233)%
Net income (loss)	$18,824	$(27,761)

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues	$1,780,004	$1,301,909	$478,095	37%
Cost of revenues (excluding depreciation)	1,485,118	1,166,347	318,771	27%
Operating expense (excluding depreciation)	153,741	125,325	28,416	23%
Depreciation, depletion, and amortization	33,848	19,839	14,009	71%
General and administrative expense (excluding depreciation)	34,688	31,654	3,034	10%
Acquisition and integration expense	253	3,563	(3,310)	(93)%
Total operating expenses	1,707,648	1,346,728
Operating income (loss)	72,356	(44,819)
Other income (expense)
Interest expense and financing costs, net	(25,500)	(21,951)	(3,549)	(16)%
Loss on termination of financing agreements	(1,804)	—	(1,804)	NM
Other income, net	886	60	826	1,377%
Change in value of common stock warrants	(2,211)	3,477	(5,688)	(164)%
Change in value of contingent consideration	—	10,753	(10,753)	(100)%
Equity earnings (losses) from Laramie Energy, LLC	11,651	(15,159)	26,810	177%
Total other income (expense), net	(16,978)	(22,820)
Income (loss) before income taxes	55,378	(67,639)
Income tax benefit (expense)	(1,762)	8,117	(9,879)	(122)%
Net income (loss)	$53,616	$(59,522)
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2017 and 2016 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$578,511	$31,838	$83,682	$(83,525)	$610,506
Cost of revenues (excluding depreciation)	513,664	15,857	63,175	(83,220)	509,476
Operating expense (excluding depreciation)	36,126	4,029	11,563	—	51,718
Depreciation, depletion, and amortization	7,390	1,602	1,471	841	11,304
General and administrative expense (excluding depreciation)	—	—	—	11,292	11,292
Operating income (loss)	$21,331	$10,350	$7,473	$(12,438)	$26,716

Three months ended September 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$462,975	$28,107	$75,577	$(56,354)	$510,305
Cost of revenues (excluding depreciation)	439,477	19,334	56,365	(55,880)	459,296
Operating expense (excluding depreciation)	35,910	4,686	10,461	183	51,240
Depreciation, depletion, and amortization	5,755	1,275	1,898	715	9,643
General and administrative expense (excluding depreciation)	—	—	—	9,863	9,863
Acquisition and integration expense	—	—	—	2,047	2,047
Operating income (loss)	$(18,167)	$2,812	$6,853	$(13,282)	$(21,784)
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $83.4 million and $72.1 million for the three months ended September 30, 2017 and 2016, respectively.

Nine months ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,685,341	$91,456	$243,711	$(240,504)	$1,780,004
Cost of revenues (excluding depreciation)	1,493,472	46,982	184,916	(240,252)	1,485,118
Operating expense (excluding depreciation)	107,237	12,675	33,829	—	153,741
Depreciation, depletion, and amortization	22,243	4,613	4,377	2,615	33,848
General and administrative expense (excluding depreciation)	—	—	—	34,688	34,688
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$62,389	$27,186	$20,589	$(37,808)	$72,356

Nine months ended September 30, 2016	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,172,164	$73,686	$215,952	$(159,893)	$1,301,909
Cost of revenues (excluding depreciation)	1,112,730	48,707	162,831	(157,921)	1,166,347
Operating expense (excluding depreciation)	85,053	8,906	31,059	307	125,325
Depreciation, depletion, and amortization	9,649	3,116	4,930	2,144	19,839
General and administrative expense (excluding depreciation)	—	—	—	31,654	31,654
Acquisition and integration expense	—	—	—	3,563	3,563
Operating income (loss)	$(35,268)	$12,957	$17,132	$(39,640)	$(44,819)
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $241.5 million and $198.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	90.3	70.5	90.1	84.8
Refined product sales volume (Mbpd) (1)	91.8	87.5	91.2	90.8

Hawaii Refinery
Feedstocks Throughput (Mbpd)	73.8	54.3	74.4	68.6
Source of Crude Oil:
North America	14.8%	18.6%	24.4%	38.1%
Latin America	—%	—%	0.1%	2.9%
Africa	29.1%	14.8%	23.1%	13.2%
Asia	23.6%	32.4%	24.3%	32.5%
Middle East	32.5%	34.2%	28.1%	13.3%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	28.8%	25.2%	27.9%	26.4%
Distillate	47.2%	45.8%	47.1%	44.6%
Fuel oils	15.6%	17.4%	16.1%	19.2%
Other products	5.1%	7.3%	5.7%	6.1%
Total yield	96.7%	95.7%	96.8%	96.3%

Refined product sales volume (Mbpd)
On-island sales volume	63.7	62.1	62.1	61.3
Exports sale volume	11.2	8.6	12.7	12.7
Total refined product sales volume	74.9	70.7	74.8	74.0

4-1-2-1 Singapore Crack Spread (2) ($ per barrel)	$8.20	$3.08	$7.30	$2.97
4-1-2-1 Mid Pacific Crack Spread (2) ($ per barrel)	9.94	4.45	8.67	4.29
Mid Pacific Crude Oil Differential (3) ($ per barrel)	(0.33)	(2.42)	(0.71)	(2.19)
Operating income (loss) per bbl ($/throughput bbl)	0.91	(2.71)	2.05	(0.84)
Adjusted Gross Margin per bbl ($/throughput bbl) (4)	6.32	3.32	6.39	3.49
Production costs per bbl ($/throughput bbl) (5)	3.69	5.42	3.66	3.96
DD&A per bbl ($/throughput bbl)	0.63	0.61	0.64	0.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Wyoming Refinery
Feedstocks Throughput (Mbpd) (1)	16.5	16.2	15.7	16.2
Yield (% of total throughput)
Gasoline and gasoline blendstocks	50.5%	55.8%	51.2%	55.8%
Distillate	43.4%	39.4%	43.1%	39.4%
Fuel oil	2.7%	1.7%	2.6%	1.7%
Other products	1.6%	1.0%	1.6%	1.0%
Total yield	98.2%	97.9%	98.5%	97.9%

Refined product sales volume (Mbpd) (1)	16.9	16.8	16.4	16.8

Wyoming 3-2-1 Index (6)	$25.29	$19.12	$21.11	$16.91
Operating income (loss) per bbl ($/throughput bbl)	9.97	4.55	4.82	4.55
Adjusted Gross Margin per bbl ($/throughput bbl) (4)	18.67	12.20	14.03	12.20
Production costs per bbl ($/throughput bbl) (5)	6.67	5.52	7.07	5.52
DD&A per bbl ($/throughput bbl)	2.03	2.13	2.13	2.13
________________________________________________________

(1)
Feedstocks throughput and refined product sales volumes per day are calculated based on the 79 day period for which we owned Wyoming Refining in 2016. As such, the 2016 amounts for the total refining segment represent the sum of the Hawaii refinery's throughput or sales volumes averaged over the respective period plus the Wyoming refinery's throughput or sales volumes averaged over the period from July 14, 2016 to September 30, 2016. The 2017 amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three and nine months ended September 30, 2017, respectively.

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

Below is a summary of key operating statistics for the retail and logistics segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Retail Segment
Retail sales volumes (thousands of gallons)	24,064	23,567	69,868	68,851

Logistics Segment
Pipeline throughput (Mbpd) (1)
Crude oil pipelines	82.3	74.1	86.5	87.7
Refined product pipelines	85.0	87.0	86.7	86.5
Total pipeline throughput	167.3	161.1	173.2	174.2
________________________________________________________

(1)
Pipeline throughput per day represents the sum of the pipeline throughput in Hawaii averaged over the respective period plus the pipeline throughput in Wyoming averaged over the 79 day period from July 14, 2016 to September 30, 2016. The 2017 amounts for the total logistics segment represent the sum of the pipeline throughput in Hawaii and Wyoming averaged over the three and nine months ended September 30, 2017, respectively.

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), depreciation, depletion, and amortization, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation, and purchase price allocation adjustments), and unrealized losses (gains) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustments and unrealized losses (gains) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2017	Refining	Logistics	Retail
Operating income	$21,331	$10,350	$7,473
Operating expense (excluding depreciation)	36,126	4,029	11,563
Depreciation, depletion, and amortization	7,390	1,602	1,471
Inventory valuation adjustment	9,423	—	—
Unrealized gain on derivatives	(3,033)	—	—
Adjusted Gross Margin	$71,237	$15,981	$20,507

Three months ended September 30, 2016	Refining	Logistics	Retail
Operating income (loss)	$(18,167)	$2,812	$6,853
Operating expense (excluding depreciation)	35,910	4,686	10,461
Depreciation, depletion, and amortization	5,755	1,275	1,898
Inventory valuation adjustment	7,780	—	—
Unrealized loss on derivatives	895	—	—
Adjusted Gross Margin	$32,173	$8,773	$19,212

Nine months ended September 30, 2017	Refining	Logistics	Retail
Operating income	$62,389	$27,186	$20,589
Operating expense (excluding depreciation)	107,237	12,675	33,829
Depreciation, depletion, and amortization	22,243	4,613	4,377
Inventory valuation adjustment	(1,989)	—	—
Unrealized loss on derivatives	79	—	—
Adjusted Gross Margin	$189,959	$44,474	$58,795

Nine months ended September 30, 2016	Refining	Logistics	Retail
Operating income (loss)	$(35,268)	$12,957	$17,132
Operating expense (excluding depreciation)	85,053	8,906	31,059
Depreciation, depletion, and amortization	9,649	3,116	4,930
Inventory valuation adjustment	28,540	—	—
Unrealized gain on derivatives	(7,039)	—	—
Adjusted Gross Margin	$80,935	$24,979	$53,121
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, loss on termination of financing agreements, release of tax valuation allowance, and inventory valuation adjustment. Beginning with the first quarter of 2017, Adjusted Net Income (Loss) also excludes severance costs. We have recast the non-GAAP information for the three and nine months ended September 30, 2016 to conform with the current period presentation.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, taxes, DD&A, and equity losses (earnings) from Laramie Energy. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$18,824	$(27,761)	$53,616	$(59,522)
Inventory valuation adjustment	9,423	7,324	(1,989)	24,585
Unrealized loss (gain) on derivatives	(3,033)	1,117	79	(6,297)
Acquisition and integration expense	—	2,047	253	3,563
Loss on termination of financing agreement	—	—	1,804	—
Release of tax valuation allowance	—	—	—	(8,573)
Change in value of common stock warrants	975	(657)	2,211	(3,477)
Change in value of contingent consideration	—	(1,025)	—	(10,753)
Severance costs	—	105	1,595	105
Adjusted Net Income (Loss)	26,189	(18,850)	57,569	(60,369)
Depreciation, depletion, and amortization	11,304	9,643	33,848	19,839
Interest expense and financing costs, net	7,419	11,232	25,500	21,951
Equity losses (earnings) from Laramie Energy, LLC	(553)	(3,659)	(11,651)	15,159
Income tax expense	700	30	1,762	456
Adjusted EBITDA	$45,059	$(1,604)	$107,028	$(2,964)
Factors Impacting Segment Results
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Refining. Operating income for our refining segment was $21.3 million for the three months ended September 30, 2017, an increase of $39.5 million compared to operating loss of $18.2 million for the three months ended September 30, 2016. The increase in profitability was primarily driven by higher crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased from $4.45 per barrel in the third quarter of 2016 to $9.94 per barrel in the third quarter of 2017. The increase in crack spreads was partially offset by the change in crude oil differentials. The Mid Pacific crude oil differential decreased from $2.42 per barrel in the third quarter of 2016 to $0.33 per barrel in the third quarter of 2017. Wyoming Refining contributed approximately $15.1 million of operating income to the refining segment for the three months ended September 30, 2017. The Wyoming 3-2-1 Index increased from $19.12 per barrel in the third quarter of 2016 to $25.29 per barrel in the third quarter of 2017.
Logistics. Operating income for our logistics segment was $10.4 million for the three months ended September 30, 2017, an increase of $7.6 million compared to operating income of $2.8 million for the three months ended September 30, 2016. Profitability of the logistics business increased primarily due higher throughput and on-island sales volumes in Hawaii, and the acquisition of Wyoming Refining, which contributed approximately $2.3 million of operating income to the logistics segment for the three months ended September 30, 2017.
Retail. Operating income for our retail segment was $7.5 million for the three months ended September 30, 2017, an increase of $0.6 million compared to operating income of $6.9 million for the three months ended September 30, 2016. The increase in operating income was primarily due to an increase in sales prices of 10% and an increase in sales volumes of 2%, partially offset by a 10% increase in fuel costs and higher operating expenses.

Factors Impacting Segment Results
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Refining. Operating income for our refining segment was $62.4 million for the nine months ended September 30, 2017, an increase of $97.7 million compared to an operating loss of $35.3 million for the nine months ended September 30, 2016. The increase in profitability was primarily driven by higher crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased 102% from $4.29 per barrel for the nine months ended September 30, 2016 to $8.67 per barrel for the nine months ended September 30, 2017. The increase in crack spreads was partially offset by decreased crude oil differentials. The Mid Pacific crude oil differential decreased 68% from $2.19 per barrel for the nine months ended September 30, 2016 to $0.71 per barrel for the nine months ended September 30, 2017. Wyoming Refining contributed operating income of approximately $20.7 million to the refining segment for the nine months ended September 30, 2017.
Logistics. Operating income for our logistics segment was $27.2 million for the nine months ended September 30, 2017, an increase of $14.2 million compared to operating income of $13.0 million for the nine months ended September 30, 2016. The increase in profitability is primarily due to the acquisition of Wyoming Refining and higher transportation and logistics services revenue. Wyoming Refining contributed approximately $5.4 million of operating income to the logistics segment for the nine months ended September 30, 2017 as compared to approximately $0.7 million for the nine months ended September 30, 2016.
Retail. Operating income for our retail segment was $20.6 million for the nine months ended September 30, 2017, an increase of $3.5 million compared to operating income of $17.1 million for the nine months ended September 30, 2016. The increase was driven by a 13% increase in sales prices. This increase in sales prices was partially offset by a 12% increase in fuel costs and higher operating expenses.
Adjusted Gross Margin
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Refining. For the three months ended September 30, 2017, our refining Adjusted Gross Margin was approximately $71.2 million, an increase of $39.0 million compared to $32.2 million for the three months ended September 30, 2016. The increase was primarily due to higher crack spreads and refined volumes. The 4-1-2-1 Mid Pacific crack spread increased 123% from $4.45 per barrel during the three months ended September 30, 2016 to $9.94 per barrel during the three months ended September 30, 2017. The Wyoming 3-2-1 Index increased from $19.12 per barrel in the third quarter of 2016 to $25.29 per barrel in the third quarter of 2017. The increase in crack spreads resulted in an increase of approximately $29.6 million in Adjusted Gross Margin for the refining segment. The remaining increase was due to an increase of 6% in sales volumes at the Hawaii refinery during the three months ended September 30, 2017 compared to the same period in 2016, which was related to our Hawaii refinery turnaround completed during the third quarter of 2016.
Logistics. For the three months ended September 30, 2017, our logistics Adjusted Gross Margin was approximately $16.0 million, an increase of $7.2 million compared to $8.8 million for the three months ended September 30, 2016. The increase was primarily driven by the WRC Acquisition and deregulation of pipelines owned by Wyoming Refining, which contributed approximately $5.2 million of Adjusted Gross Margin to the logistics segment for the three months ended September 30, 2017, as well as higher throughput and on-island sales volumes in Hawaii.
Retail. For the three months ended September 30, 2017, our retail Adjusted Gross Margin was approximately $20.5 million, an increase of $1.3 million when compared to $19.2 million for the three months ended September 30, 2016. The increase was primarily due to an increase in sales prices of 10% and an increase in sales volumes of 2%, partially offset by a 10% increase in fuel costs.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Refining. For the nine months ended September 30, 2017, our refining Adjusted Gross Margin was approximately $190.0 million, an increase of $109.1 million compared to $80.9 million for the nine months ended September 30, 2016. The increase was primarily due to higher crack spreads and the acquisition of Wyoming Refining. The 4-1-2-1 Mid Pacific crack spread increased 102% from $4.29 per barrel for the nine months ended September 30, 2016 to $8.67 per barrel for the nine months ended September 30, 2017. The increase in crack spreads was partially offset by the change in crude oil differentials. The Mid Pacific crude oil differential decreased 68% from $2.19 per barrel for the nine months ended September 30, 2016 to $0.71 per barrel for the nine months ended September 30, 2017. Wyoming Refining contributed approximately $60.1 million and $15.6 million of Adjusted Gross Margin to the refining segment for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Logistics. For the nine months ended September 30, 2017, our logistics Adjusted Gross Margin was approximately $44.5 million, an increase of $19.5 million compared to $25.0 million for the nine months ended September 30, 2016. The increase was primarily driven by the acquisition of Wyoming Refining and higher transportation and logistics services revenue. Wyoming Refining contributed approximately $15.3 million and $2.2 million of Adjusted Gross Margin to the logistics segment for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Retail. For the nine months ended September 30, 2017, our retail Adjusted Gross Margin was approximately $58.8 million, an increase of $5.7 million when compared to approximately $53.1 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in sales prices of 13%, partially offset by a 12% increase in fuel costs.
Discussion of Consolidated Results
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Revenues. For the three months ended September 30, 2017, revenues were $610.5 million, a $100.2 million increase compared to $510.3 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $107.2 million in third party refining segment revenue, which was primarily the result of higher crude oil prices and the WRC Acquisition. Brent crude oil prices averaged $52.14 per barrel during the third quarter of 2017 compared to $47.01 per barrel during the third quarter of 2016. Wyoming Refining contributed revenues of $111.4 million and $80.9 million to the refining segment for the three months ended September 30, 2017 and 2016, respectively. Revenues in our retail segment increased $8.1 million primarily driven by an increase of 10% in sales prices.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2017, cost of revenues (excluding depreciation), was $509.5 million, a $50.2 million increase compared to $459.3 million for the three months ended September 30, 2016. The increase was primarily driven by the WRC Acquisition and higher crude prices. Brent crude oil prices averaged $52.14 per barrel during the third quarter of 2017 compared to $47.01 per barrel during the third quarter of 2016. Wyoming Refining contributed cost of revenues (excluding depreciation) of $83.1 million and $66.7 million to the refining segment for the three months ended September 30, 2017 and 2016, respectively. Cost of revenues (excluding depreciation) in our retail segment increased $6.8 million primarily driven by an increase of 10% in fuel costs.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2017, operating expense (excluding depreciation) was approximately $51.7 million, an increase of $0.5 million when compared to $51.2 million for the three months ended September 30, 2016.
Depreciation, Depletion, and Amortization. For the three months ended September 30, 2017, DD&A was approximately $11.3 million, an increase of $1.7 million compared to $9.6 million for the three months ended September 30, 2016. The increase was primarily due to a $1.6 million increase in amortization of deferred turnaround expenditures during the three months ended September 30, 2017 compared to the same period in 2016. These deferred turnaround expenditures are related to our Hawaii refinery turnaround completed during the third quarter of 2016.
General and Administrative Expense (Excluding Depreciation).  For the three months ended September 30, 2017, general and administrative expense (excluding depreciation) was approximately $11.3 million, an increase of $1.4 million when compared to $9.9 million for the three months ended September 30, 2016. The increase was primarily due to higher payroll and employee benefit costs driven by increased headcount.
Acquisition and Integration Expense.  For the three months ended September 30, 2016, acquisition and integration expense was approximately $2.0 million. The acquisition and integration expense was incurred in connection with the WRC Acquisition completed in July 2016. No such expense was incurred during the three months ended September 30, 2017.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2017, our interest expense and financing costs were approximately $7.4 million, a decrease of $3.8 million when compared to $11.2 million for the three months ended September 30, 2016. The decrease was primarily due to lower interest expense and financing costs of approximately $3.0 million due to the issuance and full repayment and termination of the Bridge Notes in the third quarter of 2016 and lower interest expense of $2.6 million due to the full repayment and termination of the Term Loan during the second quarter of 2017. These decreases were partially offset by lower unrealized gains on interest rate swaps of $1.4 million during the three months ended September 30, 2017 compared to the same period in 2016.
Change in Value of Common Stock Warrants. For the three months ended September 30, 2017, the change in value of common stock warrants resulted in a loss of approximately $1.0 million, a decrease of $1.7 million when compared to income of approximately $0.7 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, our stock price increased from $18.04 per share as of June 30, 2017 to $20.80 per share as of September 30, 2017, which resulted in an increase in the fair value of the common stock warrants. During the three months ended September 30, 2016, our stock price decreased from $15.34 per share as of June 30, 2016 to $13.08 per share as of September 30, 2016, which resulted in a decrease in the fair value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended September 30, 2017, there was no change in value of our contingent consideration liability. For the three months ended September 30, 2016, the change in value of our contingent consideration liability resulted in income of $1.0 million due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads. At December 31, 2016, the earn-out measurement period related to the contingent consideration for the acquisition of PHR was complete. Please read Note 11—Commitments and Contingencies for more information related to the earn-out.
Equity Earnings (Losses) From Laramie Energy. For the three months ended September 30, 2017, equity earnings from Laramie Energy were approximately $0.6 million, a decrease in equity earnings of $3.1 million compared to equity earnings of $3.7 million for the three months ended September 30, 2016. The decrease in equity earnings was primarily due to a decrease in Laramie Energy’s gain from derivative instruments of $10.8 million for three months ended September 30, 2017 compared to the same period in 2016.
Income Taxes. For the three months ended September 30, 2017, we recorded an income tax expense of $700 thousand related primarily to alternative minimum tax. For the three months ended September 30, 2016, we recorded income tax expense of $30 thousand.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Revenues. For the nine months ended September 30, 2017, revenues were $1.8 billion, a $0.5 billion increase compared to $1.3 billion for the nine months ended September 30, 2016. The increase was primarily due to an increase of $0.5 billion in third-party revenues at our refining segment primarily the result of higher crude oil prices and the WRC Acquisition. Average Brent prices increased from $43.06 per barrel in the nine months ended September 30, 2016 to $52.56 per barrel in the nine months ended September 30, 2017. Wyoming Refining contributed revenues of $304.6 million and $80.9 million to the refining segment for the nine months ended September 30, 2017 and 2016, respectively.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2017, cost of revenues (excluding depreciation), was $1.5 billion, a $0.3 billion increase compared to $1.2 billion for the nine months ended September 30, 2016. The increase was primarily due to the WRC Acquisition and higher crude prices. Average Brent pricing increased 22% from $43.06 per barrel in the nine months ended September 30, 2016 to $52.56 per barrel in the nine months ended September 30, 2017. Wyoming Refining contributed cost of revenues (excluding depreciation) of $244.4 million and $66.7 million to the refining segment for the nine months ended September 30, 2017 and 2016, respectively.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2017, operating expense (excluding depreciation) was approximately $153.7 million, an increase of $28.4 million compared to $125.3 million for the nine months ended September 30, 2016. The increase was primarily due to the WRC Acquisition, which contributed $37.7 million and $9.1 million to the increase in operating expense (excluding depreciation) for the nine months ended September 30, 2017 and 2016, respectively.
Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2017, DD&A was approximately $33.8 million, an increase of $14.0 million when compared to $19.8 million for the nine months ended September 30, 2016. The increase was primarily due to DD&A related to assets acquired as part of the WRC Acquisition on July 14, 2016. Wyoming Refining contributed $11.4 million and $3.1 million of DD&A for the nine months ended September 30, 2017 and 2016, respectively. Additionally, amortization of deferred turnaround expenditures increased $6.9 million during the nine months ended September 30, 2017 compared to the same period in 2016.
General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2017, general and administrative expense (excluding depreciation) was approximately $34.7 million, an increase of $3.0 million when compared to $31.7 million for the nine months ended September 30, 2016. The increase was primarily due to higher payroll and employee benefit costs driven by increased headcount and severance costs incurred during the first quarter of 2017.
Acquisition and Integration Expense. For the nine months ended September 30, 2017, we incurred approximately $0.3 million of integration costs related to the WRC Acquisition. For the nine months ended September 30, 2016, we incurred approximately $3.6 million of acquisition and integration costs related to the WRC Acquisition completed in July 2016.

Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2017, our interest expense and financing costs were approximately $25.5 million, an increase of $3.5 million when compared to $22.0 million for the nine months ended September 30, 2016. The increase was primarily due to higher interest expense of $5.4 million related to the Wyoming Refining Credit Facilities and the Par Wyoming Holdings Term Loan, entered into during the third quarter of 2016 in conjunction with the WRC Acquisition, higher interest expense of $4.9 million related to our 5.00% Convertible Senior Notes, and interest expense of $0.7 million on the J. Aron Forward Agreement entered into during the second quarter of 2017. These increases were partially offset by lower interest expense of $3.4 million due to the full repayment and termination of the Term Loan during the the second quarter of 2017 and lower interest expense and financing costs of approximately $3.0 million due to the full repayment and termination of the Bridge Notes in the third quarter of 2016.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2017, the change in value of common stock warrants resulted in a loss of approximately $2.2 million, a change of $5.7 million when compared to a gain of $3.5 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our stock price increased from $14.54 per share as of December 31, 2016 to $20.80 per share as of September 30, 2017, which resulted in an increase in the fair value of the common stock warrants. During the nine months ended September 30, 2016, our stock price decreased from $23.54 per share on December 31, 2015 to $13.08 per share on September 30, 2016, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the nine months ended September 30, 2017, there was no change in the fair value of our contingent consideration liability. For the nine months ended September 30, 2016, the change in value of our contingent consideration liability resulted in a gain of $10.8 million due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads. As of December 31, 2016, the earn-out measurement period related to the contingent consideration for the acquisition of PHR was complete. Please read Note 11—Commitments and Contingencies for more information.
Loss on Termination of Financing Agreements. For the nine months ended September 30, 2017, our loss on termination of financing agreements was approximately $1.8 million and represents the acceleration of deferred amortization costs in connection with the termination of the Term Loan during the second quarter of 2017. No such loss was incurred in the 2016 period.
Equity Earnings (Losses) From Laramie Energy. For the nine months ended September 30, 2017, equity earnings from Laramie Energy were approximately $11.7 million, a change of $26.9 million compared to equity losses of $15.2 million for the nine months ended September 30, 2016. The change was primarily due to an increase in natural gas prices and an increase in gains on derivative instruments of $34.0 million during the nine months ended September 30, 2017 compared to the same period in 2016.
Income Taxes. For the nine months ended September 30, 2017, we recorded income tax expense of $1.8 million primarily due to alternative minimum tax expense for the period. For the nine months ended September 30, 2016, we recorded income tax benefit of $8.1 million primarily due to the release of $8.6 million of our valuation allowance as we expect to be able to utilize a portion of our NOL carryforwards to offset future taxable income associated with the reversal of the deferred tax liability recognized upon issuance of the 5.00% Convertible Senior Notes.
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
The following table summarizes our liquidity position as of September 30, 2017 (in thousands):

September 30, 2017	Par Hawaii Refining	Wyoming Refining	Hawaii Retail (2)	Corporate and Other	Total
Cash and cash equivalents	$37,509	$—	$14,674	$26,117	$78,300
Revolver availability	—	—	$5,000	—	5,000
Wyoming Refining availability	—	20,360	—	—	20,360
Deferred Payment Arrangement availability (1)	33,633	—	—	—	33,633
Total available liquidity	$71,142	$20,360	$19,674	$26,117	$137,293
________________________________________________________

(1)	Please read Note 7—Inventory Financing Agreements to our condensed consolidated financial statements for further discussion.

(2)	Includes HIE Retail, LLC and Mid Pac, which are parties to the Hawaii Retail Credit Facilities.
Our liquidity position as of November 6, 2017 was $124.4 million. The change in our liquidity position from September 30, 2017 to November 6, 2017 was primarily attributable to changes in working capital.
As of September 30, 2017, we had access to the J. Aron Deferred Payment Arrangement, the Hawaii Retail Credit Facilities, a revolving credit facility under the Wyoming Refining Credit Facilities, and cash on hand of $78.3 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining segment and our retail segment, payments related to acquisitions, and cash capital contributions to Laramie Energy.
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
We may from time to time seek to retire or repurchase our outstanding 5.00% Convertible Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$105,456	$(41,248)
Net cash used in investing activities	(19,367)	(291,136)
Net cash provided by (used in) financing activities	(55,561)	220,850
Net cash provided by operating activities was approximately $105.5 million for the nine months ended September 30, 2017, which resulted from net income of approximately $53.6 million, non-cash charges to operations of approximately $39.2 million and net cash provided by changes in operating assets and liabilities of approximately $12.6 million. The change in our operating assets and liabilities for the nine months ended September 30, 2017 is primarily due to an increase in crude oil and refined products inventory at our Hawaii refinery driven by higher volumes and prices, partially offset by a decrease in our obligations under inventory financing agreements. Net cash used in operating activities was approximately $41.2 million for the nine months ended September 30, 2016, which resulted from a net loss of approximately $59.5 million, non-cash charges to operations of approximately $22.9 million, and net cash used for changes in operating assets and liabilities of approximately $4.7 million, including deferred turnaround expenditures of $35.0 million.
For the nine months ended September 30, 2017, net cash used in investing activities was approximately $19.4 million and primarily related to additions to property and equipment. Net cash used in investing activities was approximately $291.1 million for the nine months ended September 30, 2016 and primarily related to $209.2 million for the WRC Acquisition, an investment in Laramie Energy of $55.0 million in connection with its acquisition of additional natural gas and oil properties, and additions to property and equipment of approximately $19.3 million.
Net cash used in financing activities for the nine months ended September 30, 2017 was approximately $55.6 million which consisted primarily of net debt repayments of approximately $53.2 million and net repayments of the J. Aron deferred payment arrangement of $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $220.9 million and consisted primarily of net proceeds from borrowings of approximately $157.2 million, net proceeds from our rights offering of $49.3 million, and net proceeds from the J. Aron deferred payment arrangement of $26.7 million. These outflows were partially offset by a $16.8 million payment related to contingent consideration for the PHR acquisition, $12.0 million of which was classified as a financing activity.

Capital Expenditures
Our capital expenditures for the nine months ended September 30, 2017 totaled approximately $19.9 million and were primarily related to our retail segment, our Wyoming refining and logistics operations, and information technology systems. Our capital expenditure budget for 2017, including major maintenance costs, ranges from $38 million to $42 million and primarily relates to profit improvement projects related to our retail segment, expansion projects at our Wyoming refinery, and upgrades to our information technology systems.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the nine months ended September 30, 2017 of 90 thousand barrels per day, would change annualized operating income by approximately $32.4 million. This estimate may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our Hawaii refinery.

Our Supply and Offtake Agreements with J. Aron require us to hedge our exposure based on the time spread between the crude oil cargo pricing period and the expected delivery month. We manage this exposure by entering into swaps with J. Aron. Please read Note 7—Inventory Financing Agreements for more information. All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 31, 2017. At September 30, 2017, these open commodity derivative contracts represented futures purchases of 305 thousand barrels and OTC swaps of 115 thousand barrels that economically hedge our sales of refined products.
Based on our net open positions at September 30, 2017, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $190 thousand to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 74 thousand barrels per day of crude oil during the refining process at our Hawaii refinery. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by executing option collars and swaps at a rate of 52 thousand barrels per month through December 2017 and 75 thousand barrels per month through December 2018. These option collars have a weighted-average strike price ranging from a floor of $40.72 per barrel to a ceiling of $67.26 per barrel. The OTC swaps have a weighted-average price of $46.45. We do not economically hedge our internally consumed fuel cost at our Wyoming refinery.
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
Interest Rate Risk
As of September 30, 2017, $210.6 million of outstanding debt was subject to floating interest rates. We have interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $2.4 million and $2.4 million per year, respectively.
We utilize interest rate swaps to manage our interest rate risk. As of September 30, 2017, we had locked in an average fixed rate of 1.1% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $200 million. The interest rate swaps mature in February 2019 and March 2021.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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
Tesoro has disputed our calculation of the 2015 and 2016 earn-out amounts with respect to our acquisition of Par Hawaii Refining, LLC and it is possible that we may be required to pay Tesoro additional amounts for such periods.
The contingent earn-out payments with respect to our acquisition of PHR from Tesoro are calculated annually for each of the years ended 2014, 2015 and 2016 with an annual limit of $20 million and an overall limit of $40 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out payments. Tesoro has disputed our calculation of the 2015 and 2016 earn-out amounts and has asserted that it is entitled to an additional earn-out amount of $4.3 million for the 2015 earn-out period and a total earn-out amount of $8.3 million for the 2016 earn-out period. If we and Tesoro are unable to agree on the calculation of the 2015 and 2016 earn-out amounts, the dispute will be resolved in accordance with the dispute resolution provisions set forth in the membership interest purchase agreement to determine the amounts owed, if any. It is possible that we may be required to pay Tesoro additional amounts for the disputed earn-out periods, subject to the annual and overall limits.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. Our current debt agreements restrict the payment of dividends.
Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2017:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2017	4,915	$18.15	—	—
August 1 - August 31, 2017	1,153	17.11	—	—
September 1 - September 30, 2017	15,062	20.24	—	—
Total	21,130	$19.58	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLSOURE
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 16, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012.

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

2.6
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.

2.7
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015.

2.8
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.

2.9
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.

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

4.5
Warrant Issuance Agreement dated as of August 31, 2012, by and among the Company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C. and Highbridge International, LLC. Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

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

Date: November 8, 2017