Form 10-Q
period 2018-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2018-05-10
CIK 821483

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
For the quarterly period ended March 31, 2018

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

45,881,918 shares of Common Stock, $0.01 par value, were outstanding as of May 4, 2018.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$64,957	$118,333
Restricted cash	743	744
Total cash, cash equivalents, and restricted cash	65,700	119,077
Trade accounts receivable	128,123	121,831
Inventories	296,267	345,357
Prepaid and other current assets	98,137	17,279
Total current assets	588,227	603,544
Property and equipment
Property, plant, and equipment	566,257	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	400	400
Total property and equipment	566,657	529,638
Less accumulated depreciation and depletion	(87,691)	(79,622)
Property and equipment, net	478,966	450,016
Long-term assets
Investment in Laramie Energy, LLC	132,768	127,192
Intangible assets, net	25,940	26,604
Goodwill	152,884	107,187
Other long-term assets	29,340	32,864
Total assets	$1,408,125	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$383,806	$363,756
Accounts payable	61,096	52,543
Deferred revenue	10,021	9,522
Accrued taxes	19,286	17,687
Other accrued liabilities	34,971	27,444
Total current liabilities	509,180	470,952
Long-term liabilities
Long-term debt, net of current maturities	386,500	384,812
Common stock warrants	6,063	6,808
Long-term capital lease obligations	6,387	1,220
Other liabilities	36,196	35,896
Total liabilities	944,326	899,688
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2018 and December 31, 2017, 46,018,511 shares and 45,776,087 shares issued at March 31, 2018 and December 31, 2017, respectively	459	458
Additional paid-in capital	594,189	593,295
Accumulated deficit	(132,993)	(148,178)
Accumulated other comprehensive income	2,144	2,144
Total stockholders’ equity	463,799	447,719
Total liabilities and stockholders’ equity	$1,408,125	$1,347,407

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$765,439	$605,253

Operating expenses
Cost of revenues (excluding depreciation)	661,899	501,289
Operating expense (excluding depreciation)	51,010	50,348
Depreciation, depletion, and amortization	13,037	11,260
General and administrative expense (excluding depreciation)	11,205	12,914
Acquisition and integration expense	632	253
Total operating expenses	737,783	576,064

Operating income	27,656	29,189

Other income (expense)
Interest expense and financing costs, net	(8,377)	(8,942)
Other income, net	119	130
Change in value of common stock warrants	745	(689)
Change in value of contingent consideration	(10,500)	—
Equity earnings from Laramie Energy, LLC	5,576	8,746
Total other income (expense), net	(12,437)	(755)

Income before income taxes	15,219	28,434
Income tax expense	(34)	(648)
Net income	$15,185	$27,786

Income per share
Basic	$0.33	$0.60
Diluted	$0.33	$0.58
Weighted-average number of shares outstanding
Basic	45,634	45,476
Diluted	45,677	51,865

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$15,185	$27,786
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	13,037	11,260
Non-cash interest expense	1,864	2,364
Change in value of common stock warrants	(745)	689
Deferred taxes	31	202
Stock-based compensation	1,439	2,536
Unrealized (gain) loss on derivative contracts	(846)	(1,488)
Equity (earnings) losses from Laramie Energy, LLC	(5,576)	(8,746)
Net changes in operating assets and liabilities:
Trade accounts receivable	(6,086)	6,362
Prepaid and other assets	(79,117)	32,049
Inventories	53,484	(94,743)
Obligations under inventory financing agreements	(1,494)	76,515
Accounts payable and other accrued liabilities	21,465	(29,792)
Net cash provided by operating activities	12,641	24,994
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(74,680)	—
Capital expenditures	(9,612)	(7,579)
Net cash used in investing activities	(84,292)	(7,579)
Cash flows from financing activities:
Proceeds from borrowings	25,000	74,700
Repayments of borrowings	(27,655)	(91,636)
Net borrowings (repayments) on deferred payment arrangement	21,544	(1,912)
Payment of deferred loan costs	(72)	—
Other financing activities, net	(543)	(128)
Net cash provided by (used in) financing activities	18,274	(18,976)
Net decrease in cash, cash equivalents, and restricted cash	(53,377)	(1,561)
Cash, cash equivalents, and restricted cash at beginning of period	119,077	49,018
Cash, cash equivalents, and restricted cash at end of period	$65,700	$47,457
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$3,219	$(5,249)
Taxes	—	—
Non-cash investing and financing activities:
Accrued capital expenditures	$1,466	$1,676

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own, manage, and maintain interests in energy and infrastructure businesses. Currently, we operate in three primary business segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. We recently completed the rebranding of 10 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
We own a 39.1% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Our Corporate and Other reportable segment includes administrative costs and several small non-operated oil and gas interests that were owned by our predecessor.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. Actual amounts could differ from these estimates.
Inventories
Beginning in 2018, Inventories also include Renewable Identification Numbers (“RINs”). RINs are stated at the lower of cost or net realizable value. The net cost of RINs is recognized within Cost of revenues (excluding depreciation) in our condensed consolidated statements of operations.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

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
The following table summarizes depreciation expense excluded from each line item in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$1,607	$1,457
Operating expense	6,904	5,634
General and administrative expense	1,147	721
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). This ASU permits entities to elect to reclassify to retained earnings the stranded effects in Accumulated Other Comprehensive Income related to the changes in the statutory tax rate that were charged to income from continuing operations under the requirements of ASC 740. The guidance in ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Management is still evaluating the effects of the available adoption methods and has not yet determined which method will be elected.
Accounting Principles Adopted
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by other ASUs issued since May 2014 (“ASU 2014-09”), using the modified retrospective method as permitted. Under this method, the cumulative effect of initially applying ASU 2014-09 is recognized as an adjustment to the opening balance of retained earnings (or accumulated deficit) and revenues reported in the periods prior to the date of adoption are not changed. Because the adoption of ASU 2014-09 did not have a material impact on the amount or timing of revenues recognized for the sale of refined products, we did not make such an adjustment to retained earnings. Please read Note 5—Revenue Recognition for further information.
On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The primary purpose of ASU 2016-15 was to reduce the diversity in practice relating to eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-18 required that an entity include restricted cash and restricted cash equivalents within its statement of cash flows and in the reconciliation to the statement of operations. As the new guidance must be applied using a retrospective transition method, we have also retrospectively revised the comparative period Statement of Cash Flows to reflect the adoption of these ASUs. The adoption of these ASUs did not have a material impact on our financial condition, results of operations, or cash flows.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

On January 1, 2018, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU updated the definition of a business combination and provided a framework for determining whether a transaction involves an asset or a business. The adoption of this ASU changed the policy under which we perform our assessments and accounting for future acquisition or disposal transactions, including the Northwest Retail Acquisition. Please read Note 4—Acquisitions for further information.
On January 1, 2018, we adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This ASU required entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU required entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. As the other components of our net benefit cost are not material, we have not retrospectively revised our comparative periods presented in the statement of operations.
On January 1, 2018, we adopted ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The primary purpose of this ASU was to reduce the diversity in practice and cost and complexity in applying the guidance in Topic 718 related to the change to terms or conditions of a share-based payment award. The adoption of ASU 2017-09 did not have a material impact on our financial condition, results of operations, or cash flows.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). Under ASU 2018-05, an entity would estimate, to the extent possible, the impacts of the Tax Cut and Jobs Act enacted on December 22, 2017 (“U.S. tax reform”) and then adjust the estimates when better information is available or the amount becomes determinable over something similar to the measurement period under business combination guidance. This ASU was effective upon issuance. As of March 31, 2018, we believe the impacts of the U.S. tax reform have been reasonably estimated and recorded within our condensed consolidated financial statements.
Note 3—Investment in Laramie Energy, LLC
We have a 39.1% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado. On February 28, 2018, Laramie Energy closed on a purchase and contribution agreement with an unaffiliated third party that contributed all of its oil and gas properties located in the Piceance Basin and a $23.5 million cash payment, collectively with a fair market value of $28.1 million, into Laramie Energy in exchange for 70,227 of Laramie Energy's newly issued Class A Units. As a result of this transaction, our ownership interest in Laramie Energy decreased from 42.3% to 39.1%.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $230 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of March 31, 2018, the balance outstanding on the revolving credit facility was approximately $172.5 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Three Months Ended March 31, 2018
Beginning balance	$127,192
Equity earnings from Laramie Energy	4,303
Accretion of basis difference	1,273
Ending balance	$132,768

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2018	December 31, 2017
Current assets	$23,626	$18,757
Non-current assets	776,181	720,444
Current liabilities	33,218	42,149
Non-current liabilities	270,150	237,497

	Three Months Ended March 31,
	2018	2017
Natural gas and oil revenues	$46,681	$40,612
Income from operations	6,044	1,163
Net income	7,290	17,528
Laramie Energy's net income for the three months ended March 31, 2018 includes $14.9 million of depreciation, depletion, and amortization (“DD&A”) and $4.6 million of unrealized gain on derivative instruments. Laramie Energy’s net income for the three months ended March 31, 2017 includes $13.3 million of DD&A and $24.2 million of unrealized gain on derivative instruments.
At March 31, 2018 and December 31, 2017, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $61.5 million and $67.2 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy in 2015. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
On January 9, 2018, we entered into an Asset Purchase Agreement with CHS, Inc. to acquire twenty-one (21) owned retail gasoline, convenience store facilities and twelve (12) leased retail gasoline, convenience store facilities, all at various locations in Washington and Idaho (collectively, “Northwest Retail”). On March 23, 2018, we completed the acquisition for cash consideration of approximately $75 million (the “Northwest Retail Acquisition”).
As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the acquired Cenex® Zip Trip convenience stores. In addition, the parties also entered into a multi-year supply agreement pursuant to which Par will supply refined products to CHS, Inc. within the Rocky Mountain and Pacific Northwest markets.
We accounted for the acquisition of Northwest Retail as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Northwest Retail and utilization of our net operating loss carryforwards, as well as trade names and other intangible assets that do not qualify for separate recognition. The acquired trade names will be amortized over their estimated useful lives on a straight-line basis, which approximates their consumptive life.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

A summary of the preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$128
Trade accounts receivable	152
Inventories	4,394
Prepaid and other current assets	198
Property, plant and equipment	30,254
Goodwill (1)	45,683
Accounts payable and other current liabilities	(757)
Long-term capital lease obligations	(5,244)
Total	$74,808
________________________________________________________
(1) The total goodwill balance of $45.7 million was allocated to our retail segment.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during 2018.
We incurred $0.6 million of acquisition and integration costs related to the Northwest Retail Acquisition for the three months ended March 31, 2018. These costs are included in Acquisition and integration expense on our consolidated statement of operations.
Note 5—Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09 (ASC Topic 606) using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. As such, the comparative financial information for prior periods has not been adjusted and continues to be reported under ASC Topic 605. We did not identify any significant differences in our existing revenue recognition policies that require modification under the new standard; therefore, we did not recognize a cumulative adjustment on opening equity as of January 1, 2018.
As of March 31, 2018 and December 31, 2017, receivables from contracts with customers were $112.5 million and $112.3 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $10.0 million and $9.5 million as of March 31, 2018 and December 31, 2017, respectively. We have elected to apply a practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of less than one year.
Refining and Retail
Our refining and retail segment revenues are primarily associated with the sale of refined products. We recognize revenues upon delivery of refined products to a customer, which is the point in time at which title and risk of loss is transferred to the customer. The refining segment’s contracts with its customers state the terms of the sale, including the description, quantity, delivery terms, and price of each product sold. Payments from customers are generally due in full within 2 to 30 days of product delivery or invoice date.
We account for certain transactions on a net basis under FASB ASC Topic 845, “Nonmonetary Transactions”. These transactions include nonmonetary crude oil and refined product exchange transactions, certain crude oil buy/sell arrangements, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another.
Upon adoption of Topic ASC 606, we made an accounting policy election to apply the sales tax practical expedient, whereby all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within Cost of revenues (excluding depreciation). This change in our accounting policy did not have a material impact on our consolidated financial information for the three months ended March 31, 2018.

Logistics
We recognize transportation and storage fees as services are provided to a customer. Substantially all of our logistics revenues represent intercompany transactions that are eliminated in consolidation.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

Three Months Ended March 31, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$239,261	$—	$58,202
Distillates (1)	398,529	—	6,996
Other refined products (2)	102,473	—	—
Merchandise	—	—	13,394
Transportation and terminalling services	—	33,067	—
Total segment revenues	$740,263	$33,067	$78,592
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, and naphtha.
Note 6—Inventories
Inventories at March 31, 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$14,538	$62,977	$77,515
Refined products and blendstock	57,926	116,383	174,309
Warehouse stock and other (2)	44,443	—	44,443
Total	$116,907	$179,360	$296,267
Inventories at December 31, 2017 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$93,970	$56,014	$149,984
Refined products and blendstock	63,505	108,917	172,422
Warehouse stock and other	22,951	—	22,951
Total	$180,426	$164,931	$345,357
________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.

(2)	Includes $18.3 million of RINs.
As of March 31, 2018 and December 31, 2017, there was no reserve for the lower of cost or net realizable value of inventory.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Advances to suppliers for crude oil purchases	$76,410	$—
Collateral posted with broker for derivative instruments	11	215
Prepaid insurance	5,306	7,547
Derivative assets	7,432	4,296
Other	8,978	5,221
Total	$98,137	$17,279
Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company (“J. Aron”) to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. As part of this amendment, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of March 31, 2018, we had no obligations due to J. Aron under this letter of credit agreement. On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, we amended and restated the Supply and Offtake Agreements to update the terms of the collateral as noted below.
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
For the Interim Periods Ended March 31, 2018 and 2017

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
For the three months ended March 31, 2018, we incurred approximately $4.8 million in handling fees related to the Supply and Offtake Agreements, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2017, we incurred approximately $3.1 million in handling fees related to the Supply and Offtake Agreements. For the three months ended March 31, 2018, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.7 million of expenses related to the Supply and Offtake Agreements. For the three months ended March 31, 2017, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.8 million of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $125 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of March 31, 2018 and December 31, 2017, the capacity of the Deferred Payment Arrangement was $73.1 million and $83.1 million, respectively. As of March 31, 2018 and December 31, 2017, we had $62.7 million and $41.1 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of March 31, 2018 and December 31, 2017, the receivable was $4.7 million and $7.1 million, respectively.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2018	December 31, 2017
5.00% Convertible Senior Notes due 2021	$115,000	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Principal amount of long-term debt	415,000	415,000
Less: unamortized discount and deferred financing costs	(28,500)	(30,188)
Total debt, net of unamortized discount and deferred financing costs	386,500	384,812
Less: current maturities	—	—
Long-term debt, net of current maturities	$386,500	$384,812

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

Our debt is subject to various affirmative and negative covenants. As of March 31, 2018, we were in compliance with all debt covenants. Under the ABL Credit Facility and the indenture governing the 7.75% Senior Secured Notes, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
7.75% Senior Secured Notes Due 2025
On December 21, 2017, Par Petroleum, LLC and Par Petroleum Finance Corp. (collectively, the "Issuers"), both our wholly-owned subsidiaries, completed the issuance and sale of $300 million in aggregate principal amount of 7.75% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay our previous credit facilities and the forward sale agreement with J. Aron and for general corporate purposes.
The 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year beginning December 21, 2017 (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025.
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii Inc., Mid Pac Petroleum, LLC (“Mid Pac”), HIE Retail, LLC, and Wyoming Refining Company (“WRC”) (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility in the maximum principal amount at any time outstanding of $75 million, subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). The ABL Revolver had no outstanding balance as of March 31, 2018 and had a borrowing base of approximately $47.2 million at March 31, 2018.
5.00% Convertible Senior Notes Due 2021
As of March 31, 2018, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $18.3 million, and the carrying amount of the liability component was $96.7 million.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of March 31, 2018, we are in compliance with all of our debt agreements.
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
For the Interim Periods Ended March 31, 2018 and 2017

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
At March 31, 2018, our open commodity derivative contracts represented:

•	OTC swap purchases of 210 thousand barrels that economically hedge our crude oil and refined products month-end target volumes related to our Supply and Offtake Agreements;

•	futures and OTC swap contracts of 30 thousand barrels that economically hedge our purchases of ethanol;

•	futures purchases contracts of 305 thousand barrels that economically hedge our sales of refined products; and

•	option collars of 60 thousand barrels per month and OTC swaps of 15 thousand barrels per month, both through December 2018, that economically hedge our internally consumed fuel.
Interest Rate Derivatives
We are exposed to interest rate volatility in our outstanding debt and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of March 31, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swaps mature in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of March 31, 2018, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2018 and December 31, 2017 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2018	December 31, 2017
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$6,281	$2,814
Commodity derivatives	Other accrued liabilities	—	(39)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(13,222)	(19,564)
Interest rate derivatives	Prepaid and other current assets	1,151	1,482
Interest rate derivatives	Other long-term assets	—	2,328
_________________________________________________________

(1)
Does not include cash collateral of $11.0 thousand and $0.2 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of March 31, 2018 and December 31, 2017, respectively.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2018	2017
Commodity derivatives	Cost of revenues (excluding depreciation)	$4,932	$(6,367)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	6,342	10,607
Interest rate derivatives	Interest expense and financing costs, net	1,236	110
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of March 31, 2018 and December 31, 2017, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of March 31, 2018 and December 31, 2017, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 4.42 years and 4.67 years, respectively.
The estimated fair value of the common stock warrants was $17.11 and $19.21 per share as of March 31, 2018 and December 31, 2017, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future sales of refined products, and cost of crude oil consumed in the refining process. We utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at March 31, 2018 or December 31, 2017. Please read Note 10—Derivatives for further information on derivatives.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2018 and December 31, 2017 are presented gross in the tables below (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$1,114	$32,452	$—	$33,566	$(27,285)	$6,281
Interest rate derivatives	—	1,151	—	1,151	—	1,151
Total	$1,114	$33,603	$—	$34,717	$(27,285)	$7,432

Liabilities
Common stock warrants	$—	$—	$(6,063)	$(6,063)	$—	$(6,063)
Commodity derivatives	(149)	(27,136)	—	(27,285)	27,285	—
J. Aron repurchase obligation derivative	—	—	(13,222)	(13,222)	—	(13,222)
Total	$(149)	$(27,136)	$(19,285)	$(46,570)	$27,285	$(19,285)

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$557	$21,907	$—	$22,464	$(19,650)	$2,814
Interest rate derivatives	—	3,810	—	3,810	—	3,810
Total	$557	$25,717	$—	$26,274	$(19,650)	$6,624

Liabilities
Common stock warrants	$—	$—	$(6,808)	$(6,808)	$—	$(6,808)
Commodity derivatives	(596)	(19,093)	—	(19,689)	19,650	(39)
J. Aron repurchase obligation derivative	—	—	(19,564)	(19,564)	—	(19,564)
Total	$(596)	$(19,093)	$(26,372)	$(46,061)	$19,650	$(26,411)
_________________________________________________________

(1)
Does not include cash collateral of $7.0 million and $7.2 million as of March 31, 2018 and December 31, 2017, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, at beginning of period	$(26,372)	$(25,134)
Settlements	—	—
Total unrealized income (loss) included in earnings	7,087	9,919
Balance, at end of period	$(19,285)	$(15,215)
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$96,674	$136,951
7.75% Senior Secured Notes due 2025 (1)	289,826	303,855
Common stock warrants (2)	6,063	6,063

	December 31, 2017
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$95,486	$149,007
7.75% Senior Secured Notes due 2025 (1)	289,326	300,423
Common stock warrants (2)	6,808	6,808
_________________________________________________________

(1)	The fair values measurements of the 5.00% Convertible Senior Notes and the 7.75% Senior Secured Notes are considered Level 2 measurements as discussed below.

(2)	The fair value of the common stock warrants is considered a Level 3 measurement in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of March 31, 2018. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

Tesoro Earn-out Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Andeavor Corporation, formerly known as Tesoro Corporation (“Tesoro”), pursuant to which the subsidiary purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC, an entity that was renamed Hawaii Independent Energy, LLC, and thereafter renamed Par Hawaii Refining, LLC (“PHR”). The cash consideration for the acquisition was subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million and an overall cap of $40 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out periods. Tesoro disputed our calculation of the 2015 and 2016 earn-out amounts and asserted that it was entitled to an additional earn-out amount of $4.3 million for the 2015 earn-out period and a total earn-out amount of $8.3 million for the 2016 earn-out period. On March 22, 2018, Tesoro agreed to settle the earnout dispute and release and discharge any related claims in exchange for our payment of $10.5 million.
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
Our Hawaii refinery and our Wyoming refinery were each granted a one-year small refinery exemption for the year 2017 from the U.S. Environmental Protection Agency (“EPA”). Owing primarily to the receipt of these small refinery exemptions, our first quarter 2018 net income includes a $13.2 million RINs benefit.
Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2018, we have accrued $17.8 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder being incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders, and settlement agreements into which WRC and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “Wyoming Refining”) has entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances has declined over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100 thousand.
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
For the Interim Periods Ended March 31, 2018 and 2017

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
In March 2014, the EPA published a final Tier 3 gasoline standard that lowers the allowable sulfur level in gasoline to 10 parts per million (“ppm”) and also lowers the allowable benzene, aromatics, and olefins content of gasoline, with the most recent rulemaking addressing certain technical corrections and clarifications effective June 21, 2016. The effective date for the new standard was January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. As noted above, our refineries were granted small volume refinery status by the EPA for 2017.
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
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring and to install certain lock detection and repair equipment required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing. This work subjects us to risks associated with engineering, procurement, and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through March 31, 2018, Tesoro has reimbursed us for $12.2 million of the total capital expenditures of $12.9 million incurred in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree for the three months ended March 31, 2018 and 2017 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods. As of March 31, 2018, we estimate the remaining capital expenditures associated with the Consent Decree to be approximately $1 million, which we have not yet requested Tesoro to reimburse under the Environmental Agreement, subject to their rights thereunder.
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
For the Interim Periods Ended March 31, 2018 and 2017

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
Recovery Trusts
We emerged from the reorganization of Delta Petroleum Corporation (“Delta”) on August 31, 2012 (“Emergence Date”) when the plan of reorganization (“Plan”) was consummated. On the Emergence Date, we formed the Delta Petroleum General Recovery Trust (“General Trust”). The General Trust was formed to pursue certain litigation against third parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code and other claims and potential claims that Delta and its subsidiaries (collectively, “Debtors”) hold against third parties. On February 27, 2018, the Bankruptcy Court entered its final decree closing the Chapter 11 bankruptcy cases of Delta and the other Debtors, discharging the trustee for the General Trust, and finding that all assets of the General Trust were resolved, abandoned, or liquidated and have been distributed in accordance with the requirements of the Plan. In addition, the final decree required the Company or the General Trust, as applicable, to maintain the current accruals owed on account of the remaining claims of the U.S. Government and Noble Energy, Inc.
As of March 31, 2018, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. Pursuant to the Plan, allowed claims were settled at a ratio of 54.4 shares per $1,000 of claim.
Note 13—Stockholders’ Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted Stock Awards	$843	$1,703
Restricted Stock Units	150	84
Stock Option Awards	446	750
During the three months ended March 31, 2018, we granted 229 thousand shares of restricted stock and restricted stock units with a fair value of approximately $4.0 million. As of March 31, 2018, there were approximately $8.7 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years.
During the three months ended March 31, 2018, we granted 252 thousand stock option awards with a weighted-average exercise price of $17.34 per share. As of March 31, 2018, there were approximately $4.7 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.
During the three months ended March 31, 2018, we granted 49 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $0.8 million and are subject to certain annual

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

performance targets as defined by our Board of Directors. As of March 31, 2018, there were approximately $1.3 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during the three months ended March 31, 2018 and 352 thousand shares during the three months ended March 31, 2017, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$15,185	$27,786
Less: Undistributed income allocated to participating securities (1)	192	299
Net income attributable to common stockholders	14,993	27,487
Plus: Net income effect of convertible securities	—	2,509
Numerator for diluted income per common share	$14,993	$29,996

Basic weighted-average common stock shares outstanding	45,634	45,476
Plus: dilutive effects of common stock equivalents	43	6,389
Diluted weighted-average common stock shares outstanding	45,677	51,865

Basic income per common share	$0.33	$0.60
Diluted income per common share	$0.33	$0.58
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.
For the three months ended March 31, 2018, our calculation of diluted shares outstanding excluded 46 thousand shares of unvested restricted stock and 1.3 million stock options. For the three months ended March 31, 2017, our calculation of diluted shares outstanding excluded 120 thousand shares of unvested restricted stock and 2.0 million stock options.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three months ended March 31, 2018 and March 31, 2017, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for the three months ended March 31, 2018 excluded 6.4 million common stock equivalents assuming our 5.00% Convertible Senior Notes had been converted on January 1, 2018.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2018.
During the three months ended March 31, 2018 and 2017, no adjustments were recognized for uncertain tax positions.
As of December 31, 2017, we had approximately $1.6 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets. We will

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results continue to improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
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
Note 16—Segment Information
We report the results for the following four business segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Beginning in the first quarter of 2018, the results of operations of Northwest Retail are included in our retail segment.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$740,263	$33,067	$78,592	$(86,483)	$765,439
Cost of revenues (excluding depreciation)	668,479	20,810	59,147	(86,537)	661,899
Operating expense (excluding depreciation)	37,349	1,822	11,839	—	51,010
Depreciation, depletion, and amortization	8,362	1,642	1,868	1,165	13,037
General and administrative expense (excluding depreciation)	—	—	—	11,205	11,205
Acquisition and integration expense	—	—	—	632	632
Operating income (loss)	$26,073	$8,793	$5,738	$(12,948)	$27,656
Interest expense and financing costs, net					(8,377)
Other income, net					119
Change in value of common stock warrants					745
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					5,576
Income before income taxes					15,219
Income tax expense					(34)
Net income					$15,185

Capital expenditures	$4,974	$2,683	$701	$1,254	$9,612

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2018 and 2017

Three Months Ended March 31, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$574,079	$29,995	$77,682	$(76,503)	$605,253
Cost of revenues (excluding depreciation)	503,044	15,298	59,799	(76,852)	501,289
Operating expense (excluding depreciation)	36,216	3,797	10,315	20	50,348
Depreciation, depletion, and amortization	7,403	1,487	1,448	922	11,260
General and administrative expense (excluding depreciation)	—	—	—	12,914	12,914
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$27,416	$9,413	$6,120	$(13,760)	$29,189
Interest expense and financing costs, net					(8,942)
Other income, net					130
Change in value of common stock warrants					(689)
Equity earnings from Laramie Energy, LLC					8,746
Income before income taxes					28,434
Income tax expense					(648)
Net income					$27,786

Capital expenditures	$1,009	$1,197	$3,497	$1,876	$7,579
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $85.9 million and $77.2 million for the three months ended March 31, 2018 and 2017, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during the three months ended March 31, 2018 or 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company headquartered in Houston, Texas, that manages and maintains interests in energy and infrastructure businesses. We were created through the successful reorganization of Delta in August 2012. The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes.
Our business is organized into three primary operating segments:
1) Refining - Our refinery in Kapolei, Hawaii, produces ULSD, gasoline, jet fuel, marine fuel, LSFO, and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota.
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock locations. We recently completed the rebranding of 10 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
We own a 39.1% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
We have four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Beginning in the first quarter of 2018, the results of operations of Northwest Retail are included in our retail segment. Our Corporate and Other reportable segment includes administrative costs and several small non-operated oil and gas interests that were owned by our predecessor. Please read Note 16—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Results of Operations
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net Income (Loss). During 2018, our financial performance was primarily driven by a $10.5 million charge related to the Tesoro earn-out settlement and declining crack spreads and crude oil differentials, partially offset by a $13.2 million of RINs benefit primarily due to our refineries obtaining a small refinery exemption. Our net income (loss) changed from a net income of $27.8 million for the three months ended March 31, 2017 to a net income of $15.2 million for the three months ended March 31, 2018. Other factors impacting our results period over period include the decrease in our Equity earnings (losses) from Laramie Energy and the change in value of common stock warrants.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2018, Adjusted EBITDA was $26.1 million compared to $32.3 million for the three months ended March 31, 2017. The change was primarily related to declining crack spreads and crude oil differentials, offset by a $13.2 million of RINs benefit primarily due to our refineries obtaining a small refinery exemption.
For the three months ended March 31, 2018, Adjusted Net Income (Loss) was approximately $8.2 million compared to $10.0 million for the three months ended March 31, 2017. The change was primarily related to declining crack spreads and crude oil differentials, and a decrease in our Equity earnings (losses) from Laramie Energy. The decreases were partially offset by a $13.2 million of RINs benefit primarily due to our refineries obtaining a small refinery exemption.

The following tables summarize our consolidated results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change(1)
Revenues	$765,439	$605,253	$160,186	26%
Cost of revenues (excluding depreciation)	661,899	501,289	160,610	32%
Operating expense (excluding depreciation)	51,010	50,348	662	1%
Depreciation, depletion, and amortization	13,037	11,260	1,777	16%
General and administrative expense (excluding depreciation)	11,205	12,914	(1,709)	(13)%
Acquisition and integration expense	632	253	379	150%
Total operating expenses	737,783	576,064
Operating income	27,656	29,189
Other income (expense)
Interest expense and financing costs, net	(8,377)	(8,942)	565	6%
Other income, net	119	130	(11)	(8)%
Change in value of common stock warrants	745	(689)	1,434	208%
Change in value of contingent consideration	(10,500)	—	(10,500)	NM
Equity earnings from Laramie Energy, LLC	5,576	8,746	(3,170)	(36)%
Total other income (expense), net	(12,437)	(755)
Income before income taxes	15,219	28,434
Income tax expense	(34)	(648)	614	95%
Net income	$15,185	$27,786
________________________________________________________
(1) NM - Not meaningful

The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2018 and 2017 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended March 31, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$740,263	$33,067	$78,592	$(86,483)	$765,439
Cost of revenues (excluding depreciation)	668,479	20,810	59,147	(86,537)	661,899
Operating expense (excluding depreciation)	37,349	1,822	11,839	—	51,010
Depreciation, depletion, and amortization	8,362	1,642	1,868	1,165	13,037
General and administrative expense (excluding depreciation)	—	—	—	11,205	11,205
Acquisition and integration expense	—	—	—	632	632
Operating income (loss)	$26,073	$8,793	$5,738	$(12,948)	$27,656

Three months ended March 31, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$574,079	$29,995	$77,682	$(76,503)	$605,253
Cost of revenues (excluding depreciation)	503,044	15,298	59,799	(76,852)	501,289
Operating expense (excluding depreciation)	36,216	3,797	10,315	20	50,348
Depreciation, depletion, and amortization	7,403	1,487	1,448	922	11,260
General and administrative expense (excluding depreciation)	—	—	—	12,914	12,914
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$27,416	$9,413	$6,120	$(13,760)	$29,189
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $85.9 million and $77.2 million for the three months ended March 31, 2018 and 2017, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total Refining Segment
Feedstocks Throughput (Mbpd)	92.7	91.1
Refined product sales volume (Mbpd)	102.3	94.8

Hawaii Refinery
Feedstocks Throughput (Mbpd)	76.2	76.8
Source of Crude Oil:
North America	39.7%	44.2%
Latin America	—%	0.3%
Africa	39.9%	22.8%
Asia	6.7%	25.8%
Middle East	13.7%	6.9%
Total	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	28.2%	27.5%
Distillate	47.2%	45.0%
Fuel oils	16.3%	18.4%
Other products	5.2%	5.9%
Total yield	96.9%	96.8%

Refined product sales volume (Mbpd)
On-island sales volume	69.4	61.8
Exports sale volume	14.6	18.2
Total refined product sales volume	84.0	80.0

4-1-2-1 Singapore Crack Spread (1) ($ per barrel)	$6.38	$6.74
4-1-2-1 Mid Pacific Crack Spread (1) ($ per barrel)	7.38	7.69
Mid Pacific Crude Oil Differential (2) ($ per barrel)	(0.02)	(1.21)
Operating income (loss) per bbl ($/throughput bbl)	2.96	4.01
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	5.20	7.06
Production costs per bbl ($/throughput bbl) (4)	3.64	3.71
DD&A per bbl ($/throughput bbl)	0.71	0.64

	Three Months Ended March 31,
	2018	2017
Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.5	14.3
Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.9%	54.2%
Distillate	44.8%	39.8%
Fuel oil	2.5%	2.7%
Other products	0.4%	1.4%
Total yield	97.6%	98.1%

Refined product sales volume (Mbpd)	18.3	14.8

Wyoming 3-2-1 Index (5)	$15.65	$16.51
Operating income (loss) per bbl ($/throughput bbl)	3.89	(0.24)
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	13.96	9.45
Production costs per bbl ($/throughput bbl) (4)	7.74	7.46
DD&A per bbl ($/throughput bbl)	2.33	2.31
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

Below is a summary of key operating statistics for the retail and logistics segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Retail Segment
Retail sales volumes (thousands of gallons) (1)	22,190	22,058

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	88.4	91.1
Refined product pipelines	90.9	90.5
Total pipeline throughput	179.3	181.6
________________________________________________________

(1)	Retail sales volumes for the three months ended March 31, 2018, includes the nine days of retail sales volumes from Northwest Retail since acquisition on March 23, 2018.
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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), depreciation, depletion, and amortization, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation, and purchase price allocation adjustments), and unrealized losses (gains) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments and unrealized losses (gains) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2018	Refining	Logistics	Retail
Operating income	$26,073	$8,793	$5,738
Operating expense (excluding depreciation)	37,349	1,822	11,839
Depreciation, depletion, and amortization	8,362	1,642	1,868
Inventory valuation adjustment	(11,887)	—	—
Unrealized gain on derivatives	(3,505)	—	—
Adjusted Gross Margin	$56,392	$12,257	$19,445

Three months ended March 31, 2017	Refining	Logistics	Retail
Operating income	$27,416	$9,413	$6,120
Operating expense (excluding depreciation)	36,216	3,797	10,315
Depreciation, depletion, and amortization	7,403	1,487	1,448
Inventory valuation adjustment	(8,792)	—	—
Unrealized loss on derivatives	(1,287)	—	—
Adjusted Gross Margin	$60,956	$14,697	$17,883
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, loss on termination of financing agreements, release of tax valuation allowance, inventory valuation adjustment, and severance costs. Beginning in 2018, Adjusted Net Income (Loss) also excludes Par's share of Laramie Energy's unrealized loss (gain) on derivatives. The exclusion of Par's share of Laramie Energy's unrealized loss (gain) on derivatives from Adjusted Net Income (Loss) is consistent with our treatment of Par’s unrealized (gains) losses on derivatives, which are also excluded from Adjusted Net Income (Loss). We have recast the non-GAAP information for the three months ended March 31, 2017 to conform to the current period presentation.
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, taxes, DD&A, and, beginning in 2018, equity losses (earnings) from Laramie Energy, excluding Par's share of unrealized loss (gain) on derivatives. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$15,185	$27,786
Inventory valuation adjustment	(11,887)	(8,792)
Unrealized loss (gain) on derivatives	(3,505)	(1,287)
Acquisition and integration expense	632	253
Change in value of common stock warrants	(745)	689
Change in value of contingent consideration	10,500	—
Severance costs	—	1,595
Par's share of Laramie Energy's unrealized loss (gain) on derivatives (1)	(1,988)	(10,237)
Adjusted Net Income	8,192	10,007
Depreciation, depletion, and amortization	13,037	11,260
Interest expense and financing costs, net	8,377	8,942
Equity losses (earnings) from Laramie Energy, LLC, excluding Par's share of unrealized loss (gain) on derivatives	(3,588)	1,491
Income tax expense	34	648
Adjusted EBITDA	$26,052	$32,348
________________________________________

(1)	Included in Equity earnings from Laramie Energy, LLC on our Condensed Consolidated Statements of Operations.
Factors Impacting Segment Results
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Refining. Operating income for our refining segment was $26.1 million for the three months ended March 31, 2018, a decrease of $1.3 million compared to an operating income of $27.4 million for the three months ended March 31, 2017. The decrease in profitability was primarily driven by lower crack spreads and crude oil differentials. The combined Mid Pacific crack spread decreased 17% from $8.90 per barrel for the three months ended March 31, 2017 to $7.40 per barrel for the three months ended March 31, 2018. The Wyoming Index decreased 5% from $16.51 per barrel for the three months ended March 31, 2017 to $15.65 per barrel for the three months ended March 31, 2018. These decreases were partially offset by a $13.2 million of RINs benefit primarily due to our refineries obtaining a small refinery exemption.
Logistics. Operating income for our logistics segment was $8.8 million for the three months ended March 31, 2018, a decrease of $0.6 million compared to operating income of $9.4 million for the three months ended March 31, 2017. The decrease in profitability is primarily due to higher repair and maintenance costs during the quarter.
Retail. Operating income for our retail segment was $5.7 million for the three months ended March 31, 2018, which was relatively consistent with our operating income of $6.1 million for the three months ended March 31, 2017.

Adjusted Gross Margin
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Refining. For the three months ended March 31, 2018, our refining Adjusted Gross Margin was approximately $56.4 million, a decrease of $4.6 million compared to $61.0 million for the three months ended March 31, 2017. The decrease was primarily due to lower crack spreads and crude oil differentials. The combined Mid Pacific crack spread decreased 17% from $8.90 per barrel for the three months ended March 31, 2017 to $7.40 per barrel for the three months ended March 31, 2018. The Wyoming Index decreased 5% from $16.51 per barrel for the three months ended March 31, 2017 to $15.65 per barrel for the three months ended March 31, 2018. These decreases were partially offset by a $13.2 million of RINs benefit primarily due to our refineries obtaining a small refinery exemption.
Logistics. For the three months ended March 31, 2018, our logistics Adjusted Gross Margin was approximately $12.3 million, a decrease of $2.4 million compared to $14.7 million for the three months ended March 31, 2017. The decrease was primarily driven by higher transportation costs.
Retail. For the three months ended March 31, 2018, our retail Adjusted Gross Margin was approximately $19.4 million, an increase of $1.5 million when compared to approximately $17.9 million for the three months ended March 31, 2017. The increase was primarily due to an increase in sales prices of 9%, partially offset by a 8% increase in fuel costs.
Discussion of Consolidated Results
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Revenues. For the three months ended March 31, 2018, revenues were $765.4 million, a $160.1 million increase compared to $605.3 million for the three months ended March 31, 2017. The increase was primarily due to an increase of $160.1 million in third-party revenues at our refining segment primarily as a result of increased prices and volumes sold. Average Brent prices increased from $54.57 per barrel in the three months ended March 31, 2017 to $67.19 per barrel in the three months ended March 31, 2018. Average WTI prices increased from $51.82 per barrel in the three months ended March 31, 2017 to $62.89 per barrel in the three months ended March 31, 2018. Refined product sales volumes increased 7.9% from 94.8 Mbpd in the three months ended March 31, 2017 to 102.3 Mbpd in the three months ended March 31, 2018.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2018, cost of revenues (excluding depreciation), was $661.9 million, a $160.6 million increase compared to $501.3 million for the three months ended March 31, 2017. The increase was primarily due to the increase in feedstock prices and volumes sold and was partially offset by a $13.2 million of RINs benefit primarily due to our refineries obtaining a small refinery exemption. Refined product sales volumes increased 7.9% from 94.8 Mbpd in the three months ended March 31, 2017 to 102.3 Mbpd in the three months ended March 31, 2018.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2018, operating expense (excluding depreciation) was approximately $51.0 million, an increase of $0.7 million compared to $50.3 million for the three months ended March 31, 2017. The increase was primarily due to operating expenses for the acquired Northwest Retail assets for the nine-day period since acquisition on March 23, 2018.
Depreciation, Depletion, and Amortization. For the three months ended March 31, 2018, DD&A was approximately $13.0 million, an increase of $1.7 million when compared to $11.3 million for the three months ended March 31, 2017. The increase was primarily due to accelerated depreciation associated with equipment and storage tanks that were retired during the quarter.
General and Administrative Expense (Excluding Depreciation). For the three months ended March 31, 2018, general and administrative expense (excluding depreciation) was approximately $11.2 million, a decrease of $1.7 million when compared to $12.9 million for the three months ended March 31, 2017. The decrease was primarily due to severance costs and professional fees incurred in 2017 that were not incurred in 2018.
Acquisition and Integration Expense. For the three months ended March 31, 2018, we incurred approximately $0.6 million of acquisition and integration costs related to the Northwest Retail Acquisition. For the three months ended March 31, 2017, we incurred approximately $0.3 million of integration costs related to the Wyoming Refining acquisition completed in July 2016.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2018, our interest expense and financing costs were approximately $8.4 million, a decrease of $0.5 million when compared to $8.9 million for the three months ended March 31, 2017. The decrease was primarily due to a net increase in gains on interest rate derivatives of $1.1 million and lower interest expense of $5.7 million related to the debt and credit agreements terminated in December 2017, partially offset by higher interest expense of $6.1 million related to the 7.75% Senior Secured Notes entered into in December 2017.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2018, the change in value of common stock warrants resulted in a gain of approximately $0.7 million, a change of $1.4 million when compared to a loss of $0.7 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, our stock price decreased from $19.28 per share as of December 31, 2017 to $17.17 per share as of March 31, 2018, which resulted in a decrease in the fair value of the common stock warrants. During the three months ended March 31, 2017, our stock price increased from $14.54 per share on December 31, 2016 to $16.49 per share on March 31, 2017, which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended March 31, 2018, the change in the value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. For the three months ended March 31, 2017, there was no change in value of our contingent consideration liability. Please read Note 12—Commitments and Contingencies for more information.
Equity Earnings (Losses) From Laramie Energy. For the three months ended March 31, 2018, equity earnings from Laramie Energy were approximately $5.6 million, a change of $3.1 million compared to equity earnings of $8.7 million for the three months ended March 31, 2017. The change was primarily due to a decrease in realized natural gas prices and a decrease in gains on derivative instruments of $14.4 million, partially offset by an increase in NGL prices and production volumes during the three months ended March 31, 2018 compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third-party.
Income Taxes. For the three months ended March 31, 2018, we recorded income tax expense of $34 thousand primarily due to deferred federal income taxes. For the three months ended March 31, 2017, we recorded income tax expense of $0.6 million primarily due to alternative minimum tax of $446 thousand.
Consolidating Condensed Financial Information
On December 21, 2017, Par Petroleum, LLC (the “Issuer”), issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. The notes were co-issued by Par Petroleum Finance Corp., which has no independent assets or operations. The notes are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC (other than Par Petroleum Finance Corp.).
The following supplemental condensed consolidating financial information reflects (i) the Parent's separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts, (iii) the accounts of subsidiaries of the Parent that are not guarantors of the 7.75% Senior Secured Notes and consolidating adjustments and eliminations, and (iv) the Parent's consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of March 31, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$51,945	$12,656	$356	$64,957
Restricted cash	743	—	—	743
Trade accounts receivable	—	127,179	944	128,123
Inventories	—	296,267	—	296,267
Prepaid and other current assets	8,093	89,699	345	98,137
Due from related parties	22,402	25,510	(47,912)	—
Total current assets	83,183	551,311	(46,267)	588,227
Property and equipment
Property, plant, and equipment	17,125	548,974	158	566,257
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	17,125	548,974	558	566,657
Less accumulated depreciation and depletion	(7,339)	(79,980)	(372)	(87,691)
Property and equipment, net	9,786	468,994	186	478,966
Long-term assets
Investment in Laramie Energy, LLC	—	—	132,768	132,768
Investment in subsidiaries	576,060	—	(576,060)	—
Intangible assets, net	—	25,940	—	25,940
Goodwill	—	150,286	2,598	152,884
Other long-term assets	3,579	25,761	—	29,340
Total assets	$672,608	$1,222,292	$(486,775)	$1,408,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$383,806	$—	$383,806
Accounts payable	2,662	56,941	1,493	61,096
Advances from customers	—	10,021	—	10,021
Accrued taxes	62	19,224	—	19,286
Other accrued liabilities	7,197	30,136	(2,362)	34,971
Due to related parties	95,583	—	(95,583)	—
Total current liabilities	105,504	500,128	(96,452)	509,180
Long-term liabilities
Long-term debt, net of current maturities	96,674	289,826	—	386,500
Common stock warrants	6,063	—	—	6,063
Long-term capital lease obligations	568	5,819	—	6,387
Other liabilities	—	41,480	(5,284)	36,196
Total liabilities	208,809	837,253	(101,736)	944,326
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,018,511 shares issued	459	—	—	459
Additional paid-in capital	594,189	345,825	(345,825)	594,189
Accumulated earnings (deficit)	(132,993)	36,240	(36,240)	(132,993)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	463,799	385,039	(385,039)	463,799
Total liabilities and stockholders’ equity	$672,608	$1,222,292	$(486,775)	$1,408,125

	As of December 31, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$65,615	$51,429	$1,289	$118,333
Restricted cash	744	—	—	744
Trade accounts receivable	—	120,032	1,799	121,831
Inventories	—	345,072	285	345,357
Prepaid and other current assets	11,768	7,115	(1,604)	17,279
Due from related parties	8,113	32,171	(40,284)	—
Total current assets	86,240	555,819	(38,515)	603,544
Property and equipment
Property, plant, and equipment	15,773	513,307	158	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	15,773	513,307	558	529,638
Less accumulated depreciation and depletion	(6,226)	(73,029)	(367)	(79,622)
Property and equipment, net	9,547	440,278	191	450,016
Long-term assets
Investment in Laramie Energy, LLC	—	—	127,192	127,192
Investment in subsidiaries	552,748	—	(552,748)	—
Intangible assets, net	—	26,604	—	26,604
Goodwill	—	104,589	2,598	107,187
Other long-term assets	1,976	30,888	—	32,864
Total assets	$650,511	$1,158,178	$(461,282)	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$363,756	$—	$363,756
Accounts payable	4,510	46,273	1,760	52,543
Advances from customers	—	9,522	—	9,522
Accrued taxes	—	20,227	(2,540)	17,687
Other accrued liabilities	12,913	14,420	111	27,444
Due to related parties	82,524	—	(82,524)	—
Total current liabilities	99,947	454,198	(83,193)	470,952
Long-term liabilities
Long-term debt, net of current maturities	95,486	289,326	—	384,812
Common stock warrants	6,808	—	—	6,808
Long-term capital lease obligations	551	669	—	1,220
Other liabilities	—	41,253	(5,357)	35,896
Total liabilities	202,792	785,446	(88,550)	899,688
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 45,776,087 shares issued	458	—	—	458
Additional paid-in capital	593,295	345,825	(345,825)	593,295
Accumulated earnings (deficit)	(148,178)	23,933	(23,933)	(148,178)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	447,719	372,732	(372,732)	447,719
Total liabilities and stockholders’ equity	$650,511	$1,158,178	$(461,282)	$1,347,407

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$764,927	$512	$765,439

Operating expenses
Cost of revenues (excluding depreciation)	—	661,579	320	661,899
Operating expense (excluding depreciation)	—	51,010	—	51,010
Depreciation, depletion, and amortization	1,113	11,919	5	13,037
General and administrative expense (excluding depreciation)	5,225	5,905	75	11,205
Acquisition and integration expense	431	201	—	632
Total operating expenses	6,769	730,614	400	737,783

Operating income (loss)	(6,769)	34,313	112	27,656

Other income (expense)
Interest expense and financing costs, net	(2,654)	(5,723)	—	(8,377)
Other income (expense), net	155	(30)	(6)	119
Change in value of common stock warrants	745	—	—	745
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	23,708	—	(23,708)	—
Equity earnings from Laramie Energy, LLC	—	—	5,576	5,576
Total other income (expense), net	21,954	(16,253)	(18,138)	(12,437)

Income (loss) before income taxes	15,185	18,060	(18,026)	15,219
Income tax benefit (expense)	—	(5,753)	5,719	(34)
Net income (loss)	$15,185	$12,307	$(12,307)	$15,185

Adjusted EBITDA	$(5,070)	$31,011	$111	$26,052

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$604,618	$635	$605,253

Operating expenses
Cost of revenues (excluding depreciation)	—	501,048	241	501,289
Operating expense (excluding depreciation)	—	50,348	—	50,348
Depreciation, depletion, and amortization	713	10,360	187	11,260
General and administrative expense (excluding depreciation)	5,308	6,443	1,163	12,914
Acquisition and integration expense	253	—	—	253
Total operating expenses	6,274	568,199	1,591	576,064

Operating income (loss)	(6,274)	36,419	(956)	29,189

Other income (expense)
Interest expense and financing costs, net	(4,686)	(4,256)	—	(8,942)
Other income (expense), net	118	9	3	130
Change in value of common stock warrants	(689)	—	—	(689)
Equity earnings (losses) from subsidiaries	39,317	—	(39,317)	—
Equity earnings from Laramie Energy, LLC	—	—	8,746	8,746
Total other income (expense), net	34,060	(4,247)	(30,568)	(755)

Income (loss) before income taxes	27,786	32,172	(31,524)	28,434
Income tax benefit (expense)	—	(10,116)	9,468	(648)
Net income (loss)	$27,786	$22,056	$(22,056)	$27,786

Adjusted EBITDA	$(3,990)	$37,104	$(766)	$32,348

Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Issuer”, and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in the same manner as for the Par Pacific Holdings, Inc. Adjusted EBITDA calculations. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) and Adjusted EBITDA” above.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$15,185	$12,307	$(12,307)	$15,185
Inventory valuation adjustment	—	(11,887)	—	(11,887)
Unrealized loss (gain) on derivatives	—	(3,505)	—	(3,505)
Acquisition and integration expense	431	201	—	632
Change in value of common stock warrants	(745)	—	—	(745)
Change in value of contingent consideration	—	10,500	—	10,500
Par's share of Laramie Energy's unrealized loss (gain) on derivatives	—	—	(1,988)	(1,988)
Depreciation, depletion, and amortization	1,113	11,919	5	13,037
Interest expense and financing costs, net	2,654	5,723	—	8,377
Equity losses (earnings) from Laramie Energy, LLC, excluding Par's share of unrealized loss (gain) on derivatives	—	—	(3,588)	(3,588)
Equity losses (income) from subsidiaries	(23,708)	—	23,708	—
Income tax expense (benefit)	—	5,753	(5,719)	34
Adjusted EBITDA	$(5,070)	$31,011	$111	$26,052

	Three Months Ended March 31, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$27,786	$22,056	$(22,056)	$27,786
Inventory valuation adjustment	—	(8,792)	—	(8,792)
Unrealized loss (gain) on derivatives	—	(1,287)	—	(1,287)
Acquisition and integration expense	253	—	—	253
Change in value of common stock warrants	689	—	—	689
Severance costs	1,200	395	—	1,595
Par's share of Laramie Energy's unrealized loss (gain) on derivatives	—	—	(10,237)	(10,237)
Depreciation, depletion, and amortization	713	10,360	187	11,260
Interest expense and financing costs, net	4,686	4,256	—	8,942
Equity losses (earnings) from Laramie Energy, LLC, excluding Par's share of unrealized loss (gain) on derivatives	—	—	1,491	1,491
Equity losses (income) from subsidiaries	(39,317)	—	39,317	—
Income tax expense (benefit)	—	10,116	(9,468)	648
Adjusted EBITDA	$(3,990)	$37,104	$(766)	$32,348

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
Our liquidity position as of March 31, 2018 was $122.6 million and consisted of $70.3 million at Par Petroleum, LLC and subsidiaries, $51.9 million at Par Pacific Holdings, and $0.4 million at all our other subsidiaries. Our consolidated liquidity position as of May 4, 2018 was $156.6 million. The change in our liquidity position from March 31, 2018 to May 4, 2018 was primarily attributable to changes in working capital.
As of March 31, 2018, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, and cash on hand of $65.0 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, to repay or refinance indebtedness, and cash capital contributions to Laramie Energy.
We believe our cash flows from operations and available capital resources will be sufficient to meet our current capital expenditures, working capital, and debt service requirements for the next 12 months.We may seek to raise additional debt or equity capital to fund any other significant changes to our business or to refinance existing debt. We cannot offer any assurances that such capital will be available in sufficient amounts or at an acceptable cost.
We may from time to time seek to retire or repurchase our outstanding 5.00% Convertible Senior Notes or 7.75% Senior Secured Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$12,641	$24,994
Net cash used in investing activities	(84,292)	(7,579)
Net cash provided by (used in) financing activities	18,274	(18,976)
Net cash provided by operating activities was approximately $12.6 million for the three months ended March 31, 2018, which resulted from net income of approximately $15.2 million, non-cash charges to operations of approximately $9.2 million and net cash used for changes in operating assets and liabilities of approximately $11.7 million. The change in our operating assets and liabilities for the three months ended March 31, 2018 is primarily due to the timing of advances to suppliers for crude oil purchases and an overall decrease in inventory volumes at our Hawaii refinery. Net cash provided by operating activities was approximately $25.0 million for the three months ended March 31, 2017, which resulted from net income of approximately $27.8 million, non-cash charges to operations of approximately $6.8 million, and net cash used for changes in operating assets and liabilities of approximately $9.6 million.
For the three months ended March 31, 2018, net cash used in investing activities was approximately $84.3 million and primarily related to $74.7 million for the Northwest Retail Acquisition and additions to property and equipment totaling approximately $9.6 million. Net cash used in investing activities was approximately $7.6 million for the three months ended March 31, 2017 and related to additions to property and equipment.
Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $18.3 million which consisted primarily of net borrowings of approximately $21.5 million associated with the J. Aron deferred payment. Net cash used in financing activities for the three months ended March 31, 2017 was approximately $19.0 million and consisted primarily of net repayments from borrowings of approximately $18.8 million.

Capital Expenditures
Our capital expenditures for the three months ended March 31, 2018 totaled approximately $9.6 million and were primarily related to the first phase of our hydrotreater construction at our Hawaii refinery, other refinery equipment, and scheduled maintenance. Our capital expenditure budget for 2018 ranges from $50 million to $55 million and primarily relates to annual maintenance costs and growth projects at our refining and retail segments, including the first phase of our hydrotreater construction to increase ultra-low sulfur distillate production capacity at our Hawaii refinery and expansion projects at our Wyoming refinery.
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

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of work that remains to be completed related to the Consent Decree; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; the anticipated results of the Mid Pac earn-out and indemnity dispute; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance or achievements of Par and its subsidiaries to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2018 of 93 thousand barrels per day, would change annualized operating income by approximately $33.4 million. This analysis may differ from actual results.
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
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 30, 2018. At March 31, 2018, these open commodity derivative contracts represent:

•	OTC swap purchases of 210 thousand barrels that economically hedge our crude oil and refined products month-end target inventory under our Supply and Offtake Agreements;

•	futures and OTC swap contracts of 30 thousand barrels that economically hedge our purchases of ethanol;

•	futures purchases contracts of 305 thousand barrels that economically hedge our sales of refined products; and

•	option collars of 60 thousand barrels per month and OTC swaps of 15 thousand barrels per month, both through December 2018, that economically hedge our internally consumed fuel.
Based on our net open positions at March 31, 2018, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.5 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 76 thousand barrels per day of crude oil during the refining process at our Hawaii refinery. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by purchasing option collars and swaps. These option collars have a weighted-average strike price ranging from a floor of $37.49 per barrel to a ceiling of $68.33 per barrel. The OTC swaps have a weighted-average price of $34.84. We do not economically hedge our internally consumed fuel cost at our Wyoming refinery.
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
Interest Rate Risk
As of March 31, 2018, we had no outstanding debt that was subject to floating interest rates. We had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $1.4 million and $0.3 million per year, respectively.
We utilize interest rate swaps to manage our interest rate risk. As of March 31, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matures in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended March 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 12—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
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

Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2018:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2018	1,989	$18.83	—	—
February 1 - February 28, 2018	22,388	17.24	—	—
March 1 - March 31, 2018	4,644	18.11	—	—
Total	29,021	$17.49	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLSOURE
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 16, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012. @

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012. @

2.3
Purchase and Sale Agreement dated as of December 31, 2012, by and among the Company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 3, 2013. @

2.4
Membership Interest Purchase Agreement dated as of June17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC Incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013. @

2.5
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014. @

2.6
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014. @

2.7
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015. @

2.8
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015. @

2.9
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016. @

2.10
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016. @

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

4.16	Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 28, 2018.

4.17	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 28, 2018.

10.1
First Amendment to Loan and Security Agreement dated as of April 3, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, and Wyoming Pipeline Company LLC and Bank of America, N.A. *

10.2	Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc. * #

10.3	First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc. * #

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
*     Filed herewith.
**    These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
@    Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
#    Confidential treatment has been requested for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Date: May 10, 2018