Form 10-Q
period 2018-06-30
PAR PACIFIC HOLDINGS, INC.
filed 2018-08-08
CIK 821483

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
For the quarterly period ended June 30, 2018

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

45,880,886 shares of Common Stock, $0.01 par value, were outstanding as of August 3, 2018.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$82,703	$118,333
Restricted cash	743	744
Total cash, cash equivalents, and restricted cash	83,446	119,077
Trade accounts receivable	133,549	121,831
Inventories	333,693	345,357
Prepaid and other current assets	86,941	17,279
Total current assets	637,629	603,544
Property and equipment
Property, plant, and equipment	574,262	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	400	400
Total property and equipment	574,662	529,638
Less accumulated depreciation and depletion	(97,080)	(79,622)
Property and equipment, net	477,582	450,016
Long-term assets
Investment in Laramie Energy, LLC	130,416	127,192
Intangible assets, net	28,270	26,604
Goodwill	150,849	107,187
Other long-term assets	26,568	32,864
Total assets	$1,451,314	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$416,280	$363,756
Accounts payable	52,729	52,543
Deferred revenue	11,085	9,522
Accrued taxes	18,182	17,687
Other accrued liabilities	33,651	27,444
Total current liabilities	531,927	470,952
Long-term liabilities
Long-term debt, net of current maturities	388,039	384,812
Common stock warrants	6,137	6,808
Long-term capital lease obligations	6,393	1,220
Other liabilities	37,198	35,896
Total liabilities	969,694	899,688
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at June 30, 2018 and December 31, 2017, 46,007,670 shares and 45,776,087 shares issued at June 30, 2018 and December 31, 2017, respectively	460	458
Additional paid-in capital	595,831	593,295
Accumulated deficit	(116,815)	(148,178)
Accumulated other comprehensive income	2,144	2,144
Total stockholders’ equity	481,620	447,719
Total liabilities and stockholders’ equity	$1,451,314	$1,347,407

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$856,396	$564,245	$1,621,835	$1,169,498

Operating expenses
Cost of revenues (excluding depreciation)	747,924	474,353	1,409,823	975,642
Operating expense (excluding depreciation)	53,060	51,675	104,070	102,023
Depreciation, depletion, and amortization	12,775	11,284	25,812	22,544
General and administrative expense (excluding depreciation)	12,905	10,482	24,110	23,396
Acquisition and integration expense	749	—	1,381	253
Total operating expenses	827,413	547,794	1,565,196	1,123,858

Operating income	28,983	16,451	56,639	45,640

Other income (expense)
Interest expense and financing costs, net	(10,544)	(9,139)	(18,921)	(18,081)
Loss on termination of financing agreements	—	(1,804)	—	(1,804)
Other income, net	657	107	776	237
Change in value of common stock warrants	(74)	(547)	671	(1,236)
Change in value of contingent consideration	—	—	(10,500)	—
Equity earnings (losses) from Laramie Energy, LLC	(2,352)	2,352	3,224	11,098
Total other income (expense), net	(12,313)	(9,031)	(24,750)	(9,786)

Income before income taxes	16,670	7,420	31,889	35,854
Income tax expense	(492)	(414)	(526)	(1,062)
Net income	$16,178	$7,006	$31,363	$34,792

Income per share
Basic	$0.35	$0.15	$0.68	$0.76
Diluted	$0.35	$0.15	$0.68	$0.75
Weighted-average number of shares outstanding
Basic	45,684	45,541	45,659	45,505
Diluted	45,723	45,564	45,700	45,536

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$31,363	$34,792
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, and amortization	25,812	22,544
Loss on termination of financing agreements	—	1,804
Non-cash interest expense	3,603	4,482
Change in value of common stock warrants	(671)	1,236
Deferred taxes	31	463
Stock-based compensation	3,103	4,126
Unrealized loss on derivative contracts	4,878	3,656
Equity earnings from Laramie Energy, LLC	(3,224)	(11,098)
Net changes in operating assets and liabilities:
Trade accounts receivable	(10,604)	21,235
Prepaid and other assets	(72,043)	40,449
Inventories	15,894	(108,378)
Obligations under inventory financing agreements	22,311	69,002
Accounts payable and other accrued liabilities	10,874	(22,117)
Net cash provided by operating activities	31,327	62,196
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(74,331)	—
Capital expenditures	(17,657)	(11,777)
Proceeds from sale of assets	797	—
Net cash used in investing activities	(91,191)	(11,777)
Cash flows from financing activities:
Proceeds from borrowings	106,500	176,739
Repayments of borrowings	(111,844)	(218,022)
Net borrowings (repayments) on deferred payment arrangement	30,213	(2,397)
Payment of deferred loan costs	(72)	—
Other financing activities, net	(564)	(348)
Net cash provided by (used in) financing activities	24,233	(44,028)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(35,631)	6,391
Cash, cash equivalents, and restricted cash at beginning of period	119,077	49,018
Cash, cash equivalents, and restricted cash at end of period	$83,446	$55,409
Supplemental cash flow information:
Net cash paid for:
Interest	$(12,012)	$(12,614)
Taxes	—	(410)
Non-cash investing and financing activities:
Accrued capital expenditures	$2,145	$1,855

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

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
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. We recently completed the rebranding of 16 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
For the Interim Periods Ended June 30, 2018 and 2017

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
The following table summarizes depreciation expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,639	$1,485	$3,246	$2,942
Operating expense	6,501	5,544	13,405	11,178
General and administrative expense	901	650	2,048	1,371
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC Topic 842”). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. In January 2018, the FASB issued ASU No. 2018-01 (“ASU 2018-01”), which clarifies the related transition and accounting for land easements. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), which allows for an option to apply the transition provisions of ASC Topic 842 at the adoption date versus at the earliest comparative period presented in the financial statements and an optional practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. These three ASUs and other amendments and technical corrections to ASC Topic 842 are effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We are in the process of determining the method of adoption and the impact this guidance will have on our financial condition, results of operations, and cash flows. We have formally established a working group to assess the amended lease guidance in ASC Topic 842, including its impact on our business processes, accounting systems, controls, and financial statement disclosures. As part of our evaluation, the working group is reviewing existing lease contracts and other arrangements that may include an embedded lease. Our existing lease contracts include leases related to retail facilities, railcars, barges, and other facilities used in the storage, transportation, and sale of crude oil and refined products. The adoption of ASC Topic 842 will have a material impact on our consolidated financial statements, primarily due to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet. The new standard will also require additional disclosures for financing and operating leases.
In February 2018, the FASB ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This ASU permits entities to elect to reclassify to retained earnings the stranded effects in Accumulated Other Comprehensive Income related to the changes in the statutory tax rate that were charged to income from continuing operations under the requirements of FASB ASC Topic 740, “Income Taxes.” The guidance in ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. Management is still evaluating the effects of the available adoption methods and has not yet determined which method will be elected.
Accounting Principles Adopted
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by other ASUs issued since May 2014 (“ASU 2014-09” or “ASC Topic 606”), using the modified retrospective method as permitted. Under this method, the cumulative effect of initially applying ASU 2014-09 is recognized as an adjustment to the opening balance

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

of retained earnings (or accumulated deficit) and revenues reported in the periods prior to the date of adoption are not changed. Because the adoption of ASU 2014-09 did not have a material impact on the amount or timing of revenues recognized for the sale of refined products, we did not make such an adjustment to retained earnings. Please read Note 5—Revenue Recognition for further information.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). Under ASU 2018-05, an entity would estimate, to the extent possible, the impacts of the Tax Cut and Jobs Act enacted on December 22, 2017 (“U.S. tax reform”) and then adjust the estimates when better information is available or the amount becomes determinable over something similar to the measurement period under business combination guidance. This ASU was effective upon issuance. As of June 30, 2018, we believe the impacts of the U.S. tax reform have been reasonably estimated and recorded within our condensed consolidated financial statements.
Note 3—Investment in Laramie Energy, LLC
We have a 39.1% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado. On February 28, 2018, Laramie Energy closed on a purchase and contribution agreement with an unaffiliated third party that contributed all of its oil and gas properties located in the Piceance Basin and a $20.0 million cash payment, collectively with a fair market value of $28.1 million, into Laramie Energy in exchange for 70,227 of Laramie Energy’s newly issued Class A Units. The unaffiliated third party also contributed a $3.5 million cash payment for asset reclamation liabilities related to the properties conveyed. As a result of this transaction, our ownership interest in Laramie Energy decreased from 42.3% to 39.1%.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $250 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of June 30, 2018, the balance outstanding on the revolving credit facility was approximately $190.0 million. We are guarantors of Laramie Energy’s credit facility, with recourse

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Six Months Ended June 30, 2018
Beginning balance	$127,192
Equity earnings from Laramie Energy	841
Accretion of basis difference	2,383
Ending balance	$130,416
Summarized financial information for Laramie Energy is as follows (in thousands):

	June 30, 2018	December 31, 2017
Current assets	$19,114	$18,757
Non-current assets	791,699	720,444
Current liabilities	39,679	42,149
Non-current liabilities	281,980	237,497

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Natural gas and oil revenues	$46,750	$35,425	$93,431	$76,037
Income (loss) from operations	(554)	(1,458)	5,490	(295)
Net (loss) income	(8,846)	2,412	(1,556)	19,940
Laramie Energy’s net loss for the three and six months ended June 30, 2018 includes $17.1 million and $32.0 million of depreciation, depletion, and amortization (“DD&A”) and $8.1 million and $3.5 million of unrealized losses on derivative instruments, respectively. Laramie Energy’s net income for the three and six months ended June 30, 2017 includes $12.5 million and $25.8 million of DD&A and $8.7 million and $32.9 million of unrealized gains on derivative instruments, respectively.
At June 30, 2018 and December 31, 2017, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $61.0 million and $67.2 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy in 2015. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
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
We accounted for the acquisition of Northwest Retail as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Northwest Retail and utilization of our net operating loss carryforwards, as well as trade names and other intangible assets that do not qualify for separate recognition. The acquired trade names will be amortized over their estimated useful life of three years on a straight-line basis, which approximates their consumptive life. Goodwill recognized as a result of the Northwest Retail Acquisition is expected to be deductible for income tax reporting purposes.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

A summary of the preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$200
Inventories	4,138
Prepaid and other current assets	243
Property, plant, and equipment	30,254
Goodwill (1)	43,662
Intangible assets	3,300
Accounts payable and other current liabilities	(757)
Long-term capital lease obligations	(5,244)
Other non-current liabilities	(1,265)
Total	$74,531
________________________________________________________
(1) The total goodwill balance of $43.7 million was allocated to our retail segment.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during 2018. The primary areas of the purchase price allocation that are not yet finalized relate to capital leases, income taxes, asset retirement obligations, and environmental liabilities.
We incurred $0.6 million of acquisition costs related to the Northwest Retail Acquisition for the six months ended June 30, 2018. These costs are included in Acquisition and integration expense on our condensed consolidated statement of operations. No such costs were incurred during the three months ended June 30, 2018.
Note 5—Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09 (ASC Topic 606) using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. As such, the comparative financial information for prior periods has not been adjusted and continues to be reported under FASB ASC Topic 605, “Revenue Recognition.” We did not identify any significant differences in our existing revenue recognition policies that require modification under the new standard; therefore, we did not recognize a cumulative adjustment on opening equity as of January 1, 2018.
As of June 30, 2018 and December 31, 2017, receivables from contracts with customers were $117.6 million and $112.3 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $11.1 million and $9.5 million as of June 30, 2018 and December 31, 2017, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected duration of less than one year.
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
We account for certain transactions on a net basis under FASB ASC Topic 845, “Nonmonetary Transactions.” These transactions include nonmonetary crude oil and refined product exchange transactions, certain crude oil buy/sell arrangements, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another.
Upon adoption of ASC Topic 606, we made an accounting policy election to apply the sales tax practical expedient, whereby all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within Cost of revenues (excluding depreciation). This change in our accounting policy did not have a material impact on our condensed consolidated financial information for the three and six months ended June 30, 2018.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

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
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

Three Months Ended June 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$255,870	$—	$84,754
Distillates (1)	453,968	—	11,125
Other refined products (2)	90,570	—	—
Merchandise	—	—	23,812
Transportation and terminalling services	—	31,289	—
Total segment revenues	$800,408	$31,289	$119,691

Six Months Ended June 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$495,131	$—	$142,956
Distillates (1)	852,497	—	18,121
Other refined products (2)	193,043	—	—
Merchandise	—	—	37,206
Transportation and terminalling services	—	64,356	—
Total segment revenues	$1,540,671	$64,356	$198,283
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, and naphtha.
Note 6—Inventories
Inventories at June 30, 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$10,139	$72,721	$82,860
Refined products and blendstock	78,054	138,999	217,053
Warehouse stock and other (2)	33,780	—	33,780
Total	$121,973	$211,720	$333,693
Inventories at December 31, 2017 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$93,970	$56,014	$149,984
Refined products and blendstock	63,505	108,917	172,422
Warehouse stock and other	22,951	—	22,951
Total	$180,426	$164,931	$345,357
________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.

(2)	Includes $7.3 million of RINs.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

As of June 30, 2018 and December 31, 2017, there was no reserve for the lower of cost or net realizable value of inventory.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Advances to suppliers for crude oil purchases	$70,387	$—
Collateral posted with broker for derivative instruments	2,593	215
Prepaid insurance	2,858	7,547
Derivative assets	3,217	4,296
Other	7,886	5,221
Total	$86,941	$17,279
Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company (“J. Aron”) to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. As part of this amendment, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of June 30, 2018, we had no obligations due to J. Aron under this letter of credit agreement. On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, we amended and restated the Supply and Offtake Agreements to update the terms of the collateral and include minimum liquidity requirements. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory.
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
For the three and six months ended June 30, 2018, we incurred approximately $6.0 million and $10.8 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and six months ended June 30, 2017, we incurred approximately $3.3 million and $6.4 million in handling fees related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2018, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.3 million and $2.0 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and six months ended June 30, 2017, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.7 million and $1.5 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of June 30, 2018 and December 31, 2017, the capacity of the Deferred Payment Arrangement was $95.0 million and $83.1 million, respectively. As of June 30, 2018 and December 31, 2017, we had $71.4 million and $41.1 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of June 30, 2018 and December 31, 2017, the receivable was $2.2 million and $7.1 million, respectively.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	June 30, 2018	December 31, 2017
5.00% Convertible Senior Notes due 2021	$115,000	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Principal amount of long-term debt	415,000	415,000
Less: unamortized discount and deferred financing costs	(26,961)	(30,188)
Total debt, net of unamortized discount and deferred financing costs	388,039	384,812
Less: current maturities	—	—
Long-term debt, net of current maturities	$388,039	$384,812
Our debt is subject to various affirmative and negative covenants. As of June 30, 2018, we were in compliance with all debt covenants. Under the ABL Credit Facility and the indenture governing the 7.75% Senior Secured Notes, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
7.75% Senior Secured Notes Due 2025
On December 21, 2017, Par Petroleum, LLC and Par Petroleum Finance Corp. (collectively, the “Issuers”), both our wholly owned subsidiaries, completed the issuance and sale of $300 million in aggregate principal amount of 7.75% Senior Secured Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay our previous credit facilities and the forward sale agreement with J. Aron and for general corporate purposes.
The 7.75% Senior Secured Notes bear interest at a rate of 7.750% per year beginning December 21, 2017 (payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018) and will mature on December 15, 2025.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii Inc., Mid Pac Petroleum, LLC (“Mid Pac”), HIE Retail, LLC, Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility in the maximum principal amount at any time outstanding of $75.0 million, subject to a borrowing base, which provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). The ABL Revolver had no outstanding balance as of June 30, 2018 and had a borrowing base of approximately $57.0 million at June 30, 2018.
5.00% Convertible Senior Notes Due 2021
As of June 30, 2018, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $17.1 million, and the carrying amount of the liability component was $97.9 million.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of June 30, 2018, we are in compliance with all of our debt agreements.
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
Note 10—Derivatives
Commodity Derivatives
We utilize crude oil commodity derivative contracts to manage our price exposure in our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and crude oil consumption in our refining process. The derivative contracts that we execute to manage our price risk include exchange traded futures, options, and over-the-counter (“OTC”) swaps. Our futures, options, and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations.
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. We have determined that this obligation contains an embedded derivative, similar to forward purchase contracts of crude oil and refined products. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. We are required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery for certain crude oil purchases. We utilize OTC swaps to accomplish this.
We have entered into forward purchase contracts for crude oil and forward purchases and sales contracts of refined products. We elect the normal purchases normal sales (“NPNS”) exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

At June 30, 2018, our open commodity derivative contracts represented:

•	OTC swap purchases of 30 thousand barrels that economically hedge our crude oil and refined products month-end target volumes related to our Supply and Offtake Agreements;

•	futures sales contracts of 52 thousand barrels that economically hedge our jet fuel inventory;

•	OTC swap sales of 700 thousand barrels that economically hedge our crude oil purchases;

•	futures purchases contracts of 305 thousand barrels that economically hedge our sales of refined products; and

•	option collars of 60 thousand barrels per month and OTC swaps of 15 thousand barrels per month, both through December 2018, that economically hedge our internally consumed fuel.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of June 30, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matures in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on our condensed consolidated statements of operations. As of June 30, 2018, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of June 30, 2018 and December 31, 2017 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	June 30, 2018	December 31, 2017
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$2,294	$2,814
Commodity derivatives	Other accrued liabilities	(1,509)	(39)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(4,422)	(19,564)
Interest rate derivatives	Prepaid and other current assets	923	1,482
Interest rate derivatives	Other long-term assets	—	2,328
_________________________________________________________

(1)
Does not include cash collateral of $2.6 million and $0.2 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of June 30, 2018 and December 31, 2017, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2018	2017	2018	2017
Commodity derivatives	Cost of revenues (excluding depreciation)	$(1,247)	$2,736	$3,685	$(3,631)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	8,800	8,439	15,142	19,046
Interest rate derivatives	Interest expense and financing costs, net	62	(735)	1,298	(625)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of June 30, 2018 and December 31, 2017, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of June 30, 2018 and December 31, 2017, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 4.17 years and 4.67 years, respectively.
The estimated fair value of the common stock warrants was $17.32 and $19.21 per share as of June 30, 2018 and December 31, 2017, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future sales of refined products, and cost of crude oil consumed in the refining process. We utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at June 30, 2018 or December 31, 2017. Please read Note 10—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of June 30, 2018 and December 31, 2017 are presented gross in the tables below (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$1,120	$11,110	$—	$12,230	$(9,936)	$2,294
Interest rate derivatives	—	923	—	923	—	923
Total	$1,120	$12,033	$—	$13,153	$(9,936)	$3,217

Liabilities
Common stock warrants	$—	$—	$(6,137)	$(6,137)	$—	$(6,137)
Commodity derivatives	(2,629)	(8,816)	—	(11,445)	9,936	(1,509)
J. Aron repurchase obligation derivative	—	—	(4,422)	(4,422)	—	(4,422)
Total	$(2,629)	$(8,816)	$(10,559)	$(22,004)	$9,936	$(12,068)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

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
_________________________________________________________

(1)
Does not include cash collateral of $9.6 million and $7.2 million as of June 30, 2018 and December 31, 2017, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, at beginning of period	$(19,285)	$(15,215)	$(26,372)	$(25,134)
Settlements	—	—	—	—
Total unrealized income included in earnings	8,726	7,891	15,813	17,810
Balance, at end of period	$(10,559)	$(7,324)	$(10,559)	$(7,324)
The carrying value and fair value of long-term debt and other financial instruments as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$97,894	$136,732
7.75% Senior Secured Notes due 2025 (1)	290,145	304,230
Common stock warrants (2)	6,137	6,137

	December 31, 2017
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$95,486	$149,007
7.75% Senior Secured Notes due 2025 (1)	289,326	300,423
Common stock warrants (2)	6,808	6,808
_________________________________________________________

(1)	The fair values measurements of the 5.00% Convertible Senior Notes and the 7.75% Senior Secured Notes are considered Level 2 measurements as discussed below.

(2)	The fair value of the common stock warrants is considered a Level 3 measurement in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of June 30, 2018. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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
Tesoro Earn-out Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Andeavor Corporation, formerly known as Tesoro Corporation (“Tesoro”), pursuant to which the subsidiary purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC, an entity that was renamed Hawaii Independent Energy, LLC, and thereafter renamed Par Hawaii Refining, LLC (“PHR”). The cash consideration for the acquisition was subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million and an overall cap of $40 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out periods. Tesoro disputed our calculation of the 2015 and 2016 earn-out amounts and asserted that it was entitled to an additional earn-out amount of $4.3 million for the 2015 earn-out period and a total earn-out amount of $8.3 million for the 2016 earn-out period. On March 22, 2018, Tesoro agreed to settle the earn-out dispute and release and discharge any related claims in exchange for our payment of $10.5 million.
Mid Pac Earn-out and Indemnity Dispute
Pursuant to a Stock Purchase Agreement dated August 3, 2011 and amended October 25, 2011 (the “SPA”), Mid Pac purchased all the issued and outstanding stock of Inter Island Petroleum, Inc. (“Inter Island”) from Brian J. and Wendy Barbata (collectively, the “Barbatas”). The SPA provided for an earn-out payment to be made to the Barbatas in an amount equal to four times the amount by which the average of Inter Island’s earnings before interest, taxes, depreciation, and amortization during the relevant earn-out period exceeded $3.5 million. The earn-out payment was capped at a maximum of $4.5 million. Mid Pac contended that there were no amounts owed to the Barbatas for the earn-out period, while the Barbatas contended they were entitled to $4.5 million. In June 2018, Mid Pac and the Barbatas agreed to settle the earn-out dispute and release and discharge any related claims in exchange for our payment of $350 thousand and our assumption of up to an aggregate $300 thousand of certain environmental monitoring and remediation obligations.
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
For the Interim Periods Ended June 30, 2018 and 2017

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
Our Hawaii refinery and our Wyoming refinery were each granted a one-year small refinery exemption for the year 2017 from the U.S. Environmental Protection Agency (“EPA”). Owing primarily to the receipt of these small refinery exemptions, our net income for the three and six months ended June 30, 2018 includes $2.4 million of RINs expense and $10.8 million of RINs benefit, respectively.
Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of June 30, 2018, we have accrued $17.6 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder being incurred over approximately 30 years.
Additionally, we believe the Wyoming refinery will need to modify or close a series of wastewater impoundments in the next several years and replace those impoundments with a new wastewater treatment system. Based on current information, reasonable estimates we have received suggest costs of approximately $11.6 million to design and construct a new wastewater treatment system.
Finally, among the various historic consent decrees, orders, and settlement agreements into which Hermes Consolidated LLC, and its wholly owned subsidiary, Wyoming Pipeline Company (collectively, “WRC” or “Wyoming Refining”) have entered, there are several penalty orders associated with exceedances of permitted limits by the Wyoming refinery’s wastewater discharges. Although the frequency of these exceedances has declined over time, Wyoming Refining may become subject to new penalty enforcement action in the next several years, which could involve penalties in excess of $100 thousand.
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
For the Interim Periods Ended June 30, 2018 and 2017

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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through June 30, 2018, Tesoro has reimbursed us for $12.2 million of the total capital expenditures of $13.0 million incurred in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree for the six months ended June 30, 2018 and 2017 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
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
Recovery Trusts
We emerged from the reorganization of Delta Petroleum Corporation (“Delta”) on August 31, 2012 (“Emergence Date”), when the plan of reorganization (“Plan”) was consummated. On the Emergence Date, we formed the Delta Petroleum General Recovery Trust (“General Trust”). The General Trust was formed to pursue certain litigation against third parties, including preference actions, fraudulent transfer and conveyance actions, rights of setoff and other claims, or causes of action under the U.S. Bankruptcy Code and other claims and potential claims that Delta and its subsidiaries (collectively, “Debtors”) hold against third parties. On February 27, 2018, the Bankruptcy Court entered its final decree closing the Chapter 11 bankruptcy cases of Delta and the other Debtors, discharging the trustee for the General Trust, and finding that all assets of the General Trust were resolved, abandoned, or liquidated and have been distributed in accordance with the requirements of the Plan. In addition, the final decree required the Company or the General Trust, as applicable, to maintain the current accruals owed on account of the remaining claims of the U.S. Government and Noble Energy, Inc.
As of June 30, 2018, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
For the Interim Periods Ended June 30, 2018 and 2017

Note 13—Stockholders’ Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted Stock Awards	$936	$812	$1,779	$2,515
Restricted Stock Units	220	153	370	237
Stock Option Awards	508	624	954	1,374
During the three and six months ended June 30, 2018, we granted 13 thousand and 242 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $4.2 million, respectively. As of June 30, 2018, there were approximately $7.6 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.
During the six months ended June 30, 2018, we granted 252 thousand stock option awards with a weighted-average exercise price of $17.34 per share. No stock option awards were granted during the three months ended June 30, 2018. As of June 30, 2018, there were approximately $4.1 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.7 years.
During the six months ended June 30, 2018, we granted 49 thousand performance restricted stock units to executive officers. No performance restricted stock units were granted for the three months ended June 30, 2018. These performance restricted stock units had a fair value of approximately $0.8 million and are subject to certain annual performance targets as defined by our Board of Directors. As of June 30, 2018, there were approximately $1.1 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during the three and six months ended June 30, 2018 and 354 thousand shares during the three and six months ended June 30, 2017, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$16,178	$7,006	$31,363	$34,792
Less: Undistributed income allocated to participating securities (1)	242	92	433	415
Net income attributable to common stockholders	15,936	6,914	30,930	34,377
Plus: Net income effect of convertible securities	—	—	—	—
Numerator for diluted income per common share	$15,936	$6,914	$30,930	$34,377

Basic weighted-average common stock shares outstanding	45,684	45,541	45,659	45,505
Plus: dilutive effects of common stock equivalents	39	23	41	31
Diluted weighted-average common stock shares outstanding	45,723	45,564	45,700	45,536

Basic income per common share	$0.35	$0.15	$0.68	$0.76
Diluted income per common share	$0.35	$0.15	$0.68	$0.75
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.
For the three and six months ended June 30, 2018, our calculation of diluted shares outstanding excluded 7 thousand shares and 27 thousand shares of unvested restricted stock, respectively. For each of the three and six months ended June 30, 2018, our calculation of diluted shares outstanding excluded 1.3 million stock options. For each of the three and six months ended June 30, 2017, our calculation of diluted shares outstanding excluded 98 thousand and 101 thousand shares of unvested restricted stock, respectively, and 1.5 million stock options.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and six months ended June 30, 2018 and June 30, 2017, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for each of the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 excluded 6.4 million common stock equivalents, as the effect would be anti-dilutive.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for substantially all of our net deferred tax assets at June 30, 2018.
During the three and six months ended June 30, 2018 and 2017, no adjustments were recognized for uncertain tax positions.
As of December 31, 2017, we had approximately $1.6 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets. We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

tax planning strategies. If sufficient positive evidence of improving actual operating results becomes available, the amount of the deferred tax asset considered more likely than not to be recognized would be increased with a corresponding reduction in income tax expense in the period recorded.
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
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$800,408	$31,289	$119,691	$(94,992)	$856,396
Cost of revenues (excluding depreciation)	731,104	18,581	93,213	(94,974)	747,924
Operating expense (excluding depreciation)	34,747	2,385	15,924	4	53,060
Depreciation, depletion, and amortization	7,475	1,673	2,697	930	12,775
General and administrative expense (excluding depreciation)	—	—	—	12,905	12,905
Acquisition and integration expense	—	—	—	749	749
Operating income (loss)	$27,082	$8,650	$7,857	$(14,606)	$28,983
Interest expense and financing costs, net					(10,544)
Other income, net					657
Change in value of common stock warrants					(74)
Equity losses from Laramie Energy, LLC					(2,352)
Income before income taxes					16,670
Income tax expense					(492)
Net income					$16,178

Capital expenditures	$5,053	$1,866	$394	$732	$8,045

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

Three Months Ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$532,751	$29,623	$82,347	$(80,476)	$564,245
Cost of revenues (excluding depreciation)	476,764	15,827	61,942	(80,180)	474,353
Operating expense (excluding depreciation)	34,895	4,849	11,951	(20)	51,675
Depreciation, depletion, and amortization	7,450	1,524	1,458	852	11,284
General and administrative expense (excluding depreciation)	—	—	—	10,482	10,482
Operating income (loss)	$13,642	$7,423	$6,996	$(11,610)	$16,451
Interest expense and financing costs, net					(9,139)
Loss on termination of financing agreements					(1,804)
Other income, net					107
Change in value of common stock warrants					(547)
Equity earnings from Laramie Energy, LLC					2,352
Income before income taxes					7,420
Income tax expense					(414)
Net income					$7,006

Capital expenditures	$1,315	$1,542	$126	$1,215	$4,198
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $95.0 million and $80.9 million for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,540,671	$64,356	$198,283	$(181,475)	$1,621,835
Cost of revenues (excluding depreciation)	1,399,583	39,391	152,360	(181,511)	1,409,823
Operating expense (excluding depreciation)	72,096	4,207	27,763	4	104,070
Depreciation, depletion, and amortization	15,837	3,315	4,565	2,095	25,812
General and administrative expense (excluding depreciation)	—	—	—	24,110	24,110
Acquisition and integration expense	—	—	—	1,381	1,381
Operating income (loss)	$53,155	$17,443	$13,595	$(27,554)	$56,639
Interest expense and financing costs, net					(18,921)
Other income, net					776
Change in value of common stock warrants					671
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					3,224
Income before income taxes					31,889
Income tax expense					(526)
Net income					$31,363

Capital expenditures	$10,027	$4,549	$1,095	$1,986	$17,657

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

Six Months Ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,106,830	$59,618	$160,029	$(156,979)	$1,169,498
Cost of revenues (excluding depreciation)	979,808	31,125	121,741	(157,032)	975,642
Operating expense (excluding depreciation)	71,111	8,646	22,266	—	102,023
Depreciation, depletion, and amortization	14,853	3,011	2,906	1,774	22,544
General and administrative expense (excluding depreciation)	—	—	—	23,396	23,396
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$41,058	$16,836	$13,116	$(25,370)	$45,640
Interest expense and financing costs, net					(18,081)
Loss on termination of financing agreement					(1,804)
Other income, net					237
Change in value of common stock warrants					(1,236)
Equity earnings from Laramie Energy, LLC					11,098
Income before income taxes					35,854
Income tax expense					(1,062)
Net income					$34,792

Capital expenditures	$2,324	$2,739	$3,623	$3,091	$11,777
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $180.9 million and $158.1 million for the six months ended June 30, 2018 and 2017, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during the three and six months ended June 30, 2018 or 2017.
Legal settlement
In April 2018, the Company received $0.8 million from a stockholder in settlement of a third-party claim for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended June 30, 2018 and 2017

Note 18—Subsequent Events
On July 24, 2018, we effectuated an increase in the aggregate revolving commitments under our ABL Revolver by entering into an increase agreement with a new incremental lender and the existing lenders under our ABL Revolver to increase the aggregate revolving commitments under our ABL Revolver by $10 million to $85 million.
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
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock locations. We recently completed the rebranding of 16 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
3) Logistics - We own and operate terminals, pipelines, an SPM, and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. In addition, we own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming. We also own and operate a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota.
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
Results of Operations
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Net Income (Loss). Our financial performance for the second quarter 2018 was primarily impacted by improved crack spreads at our Wyoming refinery, an $8.6 million lower of cost or net realizable value charge in 2017, and a decrease in RINs expense of approximately $4.0 million, partially offset by a decrease in Equity earnings (losses) from Laramie Energy. Our net income increased from $7.0 million for the three months ended June 30, 2017 to $16.2 million for the three months ended June 30, 2018.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended June 30, 2018, Adjusted EBITDA was $36.6 million compared to $29.6 million for the three months ended June 30, 2017. The change was primarily related to improved crack spreads and throughput at our Wyoming refinery, a decrease in RINs expense of approximately $4.0 million, and higher gross margin in Hawaii, partially offset by an increase in general and administrative expense (excluding depreciation) driven by higher payroll costs.
For the three months ended June 30, 2018, Adjusted Net Income was $13.6 million compared to $7.5 million for the three months ended June 30, 2017. The change was primarily related to improved crack spreads and throughput at our Wyoming refinery, a decrease in RINs expense of approximately $4.0 million, higher gross margin in Hawaii, and an increase in Equity earnings from Laramie Energy excluding our share of Laramie’s unrealized gain (loss) on derivatives, partially offset by higher interest expense and depreciation, depletion, and amortization, and an increase in general and administrative expense (excluding depreciation) driven by higher payroll costs.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Net Income (Loss). During 2018, our financial performance was primarily driven by a $10.5 million charge related to the Tesoro earn-out settlement and a decrease in our Equity earnings (losses) from Laramie Energy, partially offset by improved crack spreads and volumes at our Wyoming refinery. Our net income decreased from $34.8 million for the six months ended June 30, 2017 to $31.4 million for the six months ended June 30, 2018. Other factors impacting our results period over period include the change in value of common stock warrants and a $1.8 million loss on termination of financing agreements in 2017.
Adjusted EBITDA and Adjusted Net Income (Loss). For the six months ended June 30, 2018, Adjusted EBITDA was $62.6 million, which was relatively consistent with our Adjusted EBITDA of $62.0 million for the six months ended June 30, 2017.
For the six months ended June 30, 2018, Adjusted Net Income was approximately $21.8 million compared to $17.5 million for the six months ended June 30, 2017. The change was primarily related to an increase in our Equity earnings (losses) from Laramie Energy excluding our share of Laramie’s unrealized gain (loss) on derivatives, partially offset by higher depreciation, depletion, and amortization.
The following tables summarize our consolidated results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change(1)
Revenues	$856,396	$564,245	$292,151	52%
Cost of revenues (excluding depreciation)	747,924	474,353	273,571	58%
Operating expense (excluding depreciation)	53,060	51,675	1,385	3%
Depreciation, depletion, and amortization	12,775	11,284	1,491	13%
General and administrative expense (excluding depreciation)	12,905	10,482	2,423	23%
Acquisition and integration expense	749	—	749	NM
Total operating expenses	827,413	547,794
Operating income	28,983	16,451
Other income (expense)
Interest expense and financing costs, net	(10,544)	(9,139)	(1,405)	(15)%
Loss on termination of financing agreements	—	(1,804)	1,804	100%
Other income, net	657	107	550	514%
Change in value of common stock warrants	(74)	(547)	473	86%
Equity earnings (losses) from Laramie Energy, LLC	(2,352)	2,352	(4,704)	(200)%
Total other income (expense), net	(12,313)	(9,031)
Income before income taxes	16,670	7,420
Income tax expense	(492)	(414)	(78)	(19)%
Net income	$16,178	$7,006

	Six Months Ended June 30,
	2018	2017	$ Change	% Change(1)
Revenues	$1,621,835	$1,169,498	$452,337	39%
Cost of revenues (excluding depreciation)	1,409,823	975,642	434,181	45%
Operating expense (excluding depreciation)	104,070	102,023	2,047	2%
Depreciation, depletion, and amortization	25,812	22,544	3,268	14%
General and administrative expense (excluding depreciation)	24,110	23,396	714	3%
Acquisition and integration expense	1,381	253	1,128	446%
Total operating expenses	1,565,196	1,123,858
Operating income	56,639	45,640
Other income (expense)
Interest expense and financing costs, net	(18,921)	(18,081)	(840)	(5)%
Loss on termination of financing agreements	—	(1,804)	1,804	100%
Other income, net	776	237	539	227%
Change in value of common stock warrants	671	(1,236)	1,907	154%
Change in value of contingent consideration	(10,500)	—	(10,500)	NM
Equity earnings from Laramie Energy, LLC	3,224	11,098	(7,874)	(71)%
Total other income (expense), net	(24,750)	(9,786)
Income before income taxes	31,889	35,854
Income tax expense	(526)	(1,062)	536	50%
Net income	$31,363	$34,792
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and six months ended June 30, 2018 and 2017 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$800,408	$31,289	$119,691	$(94,992)	$856,396
Cost of revenues (excluding depreciation)	731,104	18,581	93,213	(94,974)	747,924
Operating expense (excluding depreciation)	34,747	2,385	15,924	4	53,060
Depreciation, depletion, and amortization	7,475	1,673	2,697	930	12,775
General and administrative expense (excluding depreciation)	—	—	—	12,905	12,905
Acquisition and integration expense	—	—	—	749	749
Operating income (loss)	$27,082	$8,650	$7,857	$(14,606)	$28,983

Three months ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$532,751	$29,623	$82,347	$(80,476)	$564,245
Cost of revenues (excluding depreciation)	476,764	15,827	61,942	(80,180)	474,353
Operating expense (excluding depreciation)	34,895	4,849	11,951	(20)	51,675
Depreciation, depletion, and amortization	7,450	1,524	1,458	852	11,284
General and administrative expense (excluding depreciation)	—	—	—	10,482	10,482
Operating income (loss)	$13,642	$7,423	$6,996	$(11,610)	$16,451
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $95.0 million and $80.9 million for the three months ended June 30, 2018 and 2017, respectively.

Six months ended June 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,540,671	$64,356	$198,283	$(181,475)	$1,621,835
Cost of revenues (excluding depreciation)	1,399,583	39,391	152,360	(181,511)	1,409,823
Operating expense (excluding depreciation)	72,096	4,207	27,763	4	104,070
Depreciation, depletion, and amortization	15,837	3,315	4,565	2,095	25,812
General and administrative expense (excluding depreciation)	—	—	—	24,110	24,110
Acquisition and integration expense	—	—	—	1,381	1,381
Operating income (loss)	$53,155	$17,443	$13,595	$(27,554)	$56,639

Six months ended June 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,106,830	$59,618	$160,029	$(156,979)	$1,169,498
Cost of revenues (excluding depreciation)	979,808	31,125	121,741	(157,032)	975,642
Operating expense (excluding depreciation)	71,111	8,646	22,266	—	102,023
Depreciation, depletion, and amortization	14,853	3,011	2,906	1,774	22,544
General and administrative expense (excluding depreciation)	—	—	—	23,396	23,396
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$41,058	$16,836	$13,116	$(25,370)	$45,640
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $180.9 millionand $158.1 million for the six months ended June 30, 2018 and 2017, respectively.

Below is a summary of key operating statistics for the refining segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Refining Segment
Feedstocks Throughput (Mbpd)	91.2	89.2	91.9	90.1
Refined product sales volume (Mbpd)	95.3	86.7	98.9	90.7

Hawaii Refinery
Feedstocks Throughput (Mbpd)	73.9	72.7	75.0	74.7
Source of Crude Oil:
North America	33.4%	13.8%	36.6%	29.3%
Latin America	—%	—%	—%	0.2%
Africa	26.2%	17.3%	33.1%	20.1%
Asia	24.8%	23.3%	15.6%	24.6%
Middle East	15.6%	45.6%	14.7%	25.8%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	28.1%	27.5%	28.2%	27.5%
Distillate	48.7%	49.1%	47.9%	47.0%
Fuel oils	16.6%	14.1%	16.4%	16.3%
Other products	3.4%	6.2%	4.3%	6.0%
Total yield	96.8%	96.9%	96.8%	96.8%

Refined product sales volume (Mbpd)
On-island sales volume	71.9	60.6	70.7	61.2
Exports sale volume	6.8	8.7	10.7	13.4
Total refined product sales volume	78.7	69.3	81.4	74.6

4-1-2-1 Singapore Crack Spread (1) ($ per barrel)	$6.42	$6.95	$6.40	$6.84
4-1-2-1 Mid Pacific Crack Spread (1) ($ per barrel)	7.71	8.35	7.54	8.02
Mid Pacific Crude Oil Differential (2) ($ per barrel)	(0.42)	(0.61)	(0.22)	(0.91)
Operating income (loss) per bbl ($/throughput bbl)	1.93	1.18	2.45	2.63
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	5.32	5.76	5.26	6.43
Production costs per bbl ($/throughput bbl) (4)	3.55	3.56	3.60	3.64
DD&A per bbl ($/throughput bbl)	0.65	0.66	0.68	0.65

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.3	16.5	16.9	15.4
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.2%	48.8%	48.5%	51.2%
Distillate	48.0%	45.9%	46.4%	43.2%
Fuel oil	0.7%	2.5%	1.6%	2.6%
Other products	1.9%	1.9%	1.1%	1.7%
Total yield	97.8%	99.1%	97.6%	98.7%

Refined product sales volume (Mbpd)	16.6	17.4	17.5	16.1

Wyoming 3-2-1 Index (5)	$24.99	$21.47	$20.35	$18.99
Operating income (loss) per bbl ($/throughput bbl)	8.97	3.90	6.51	1.99
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	17.09	13.08	15.57	11.41
Production costs per bbl ($/throughput bbl) (4)	6.14	7.06	6.92	7.25
DD&A per bbl ($/throughput bbl)	1.98	2.06	2.15	2.18
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

(4)
Management uses production costs per barrel to evaluate performance and compare efficiency to other companies in the industry. There is a variety of ways to calculate production costs per barrel; different companies within the industry calculate it in different ways. We calculate production costs per barrel by dividing all direct production costs, which include the costs to run the refinery including personnel costs, repair and maintenance costs, insurance, utilities, and other miscellaneous costs, by total refining throughput. Our production costs are included in Operating expense (excluding depreciation) on our condensed consolidated statement of operations, which also includes costs related to our bulk marketing operations.

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

Below is a summary of key operating statistics for the retail and logistics segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail Segment
Retail sales volumes (thousands of gallons) (1)	31,489	23,746	53,679	45,804

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	88.5	86.7	88.4	88.7
Refined product pipelines	79.5	84.2	85.2	87.5
Total pipeline throughput	168.0	170.9	173.6	176.2
________________________________________________________

(1)
Retail sales volumes for the three and six months ended June 30, 2018, includes the 91 days and 100 days of retail sales volumes from Northwest Retail since acquisition on March 23, 2018, respectively.

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
Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); depreciation, depletion, and amortization; inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation, and purchase price allocation adjustments); and unrealized losses (gains) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) less inventory valuation adjustments and unrealized losses (gains) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINS obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended June 30, 2018	Refining	Logistics	Retail
Operating income	$27,082	$8,650	$7,857
Operating expense (excluding depreciation)	34,747	2,385	15,924
Depreciation, depletion, and amortization	7,475	1,673	2,697
Inventory valuation adjustment	(12,091)	—	—
Unrealized loss on derivatives	5,496	—	—
Adjusted Gross Margin	$62,709	$12,708	$26,478

Three months ended June 30, 2017	Refining	Logistics	Retail
Operating income	$13,642	$7,423	$6,996
Operating expense (excluding depreciation)	34,895	4,849	11,951
Depreciation, depletion, and amortization	7,450	1,524	1,458
Inventory valuation adjustment	(2,620)	—	—
Unrealized loss on derivatives	4,399	—	—
Adjusted Gross Margin	$57,766	$13,796	$20,405

Six months ended June 30, 2018	Refining	Logistics	Retail
Operating income	$53,155	$17,443	$13,595
Operating expense (excluding depreciation)	72,096	4,207	27,763
Depreciation, depletion, and amortization	15,837	3,315	4,565
Inventory valuation adjustment	(23,978)	—	—
Unrealized loss on derivatives	1,991	—	—
Adjusted Gross Margin	$119,101	$24,965	$45,923

Six months ended June 30, 2017	Refining	Logistics	Retail
Operating income	$41,058	$16,836	$13,116
Operating expense (excluding depreciation)	71,111	8,646	22,266
Depreciation, depletion, and amortization	14,853	3,011	2,906
Inventory valuation adjustment	(11,412)	—	—
Unrealized loss on derivatives	3,112	—	—
Adjusted Gross Margin	$118,722	$28,493	$38,288
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, loss on termination of financing agreements, release of tax valuation allowance, inventory valuation adjustment, severance costs, impairment expense, and (gain) loss on sale of assets. Beginning in 2018, Adjusted Net Income (Loss) also excludes Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives. The exclusion of Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives from Adjusted Net Income (Loss) is consistent with our treatment of Par’s unrealized (gains) losses on derivatives, which are also excluded from Adjusted Net Income (Loss). We have recast the non-GAAP information for the three and six months ended June 30, 2017 to conform to the current period presentation.

Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, taxes, DD&A, and, beginning in 2018, equity losses (earnings) from Laramie Energy, excluding Par’s share of unrealized loss (gain) on derivatives. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$16,178	$7,006	$31,363	$34,792
Inventory valuation adjustment	(12,091)	(2,620)	(23,978)	(11,412)
Unrealized loss on derivatives	5,496	4,399	1,991	3,112
Acquisition and integration expense	749	—	1,381	253
Loss on termination of financing agreement	—	1,804	—	1,804
Change in value of common stock warrants	74	547	(671)	1,236
Change in value of contingent consideration	—	—	10,500	—
Severance costs	—	—	—	1,595
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (1)	3,157	(3,680)	1,169	(13,917)
Adjusted Net Income	13,563	7,456	21,755	17,463
Depreciation, depletion, and amortization	12,775	11,284	25,812	22,544
Interest expense and financing costs, net	10,544	9,139	18,921	18,081
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	(805)	1,328	(4,393)	2,819
Income tax expense	492	414	526	1,062
Adjusted EBITDA	$36,569	$29,621	$62,621	$61,969
________________________________________

(1)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.
Factors Impacting Segment Results
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Refining. Operating income for our refining segment was $27.1 million for the three months ended June 30, 2018, an increase of $13.5 million compared to operating income of $13.6 million for the three months ended June 30, 2017. The increase in profitability was primarily driven by an $8.6 million lower of cost or net realizable value adjustment in 2017, improved crack spreads at our Wyoming refinery, and a decrease in RINs expense of approximately $4.0 million in 2018, partially offset by lower crack spreads at our Hawaii refinery. The Wyoming 3-2-1 Index increased from $21.47 per barrel in the second quarter of 2017 to $24.99 per barrel in the second quarter of 2018. The combined Mid Pacific crack spread decreased from $8.96 per barrel in the second quarter of 2017 to $8.13 per barrel in the second quarter of 2018.
Logistics. Operating income for our logistics segment was $8.7 million for the three months ended June 30, 2018, an increase of $1.3 million compared to operating income of $7.4 million for the three months ended June 30, 2017. Profitability of the logistics business increased primarily due to increased terminal and barge throughput, partially offset by a decrease in pipeline throughput.
Retail. Operating income for our retail segment was $7.9 million for the three months ended June 30, 2018, an increase of $0.9 million compared to operating income of $7.0 million for the three months ended June 30, 2017. The increase in operating income was primarily due to an increase in gross margin in Hawaii and higher sales volumes of 33% primarily due to the acquisition of Northwest Retail. The increases were partially offset by higher operating expenses due to the acquisition of Northwest Retail.
Factors Impacting Segment Results
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Refining. Operating income for our refining segment was $53.2 million for the six months ended June 30, 2018, an increase of $12.1 million compared to operating income of $41.1 million for the six months ended June 30, 2017. The increase in profitability was primarily driven by improved crack spreads and sales volumes at our Wyoming refinery, an $8.6 million lower of cost or net realizable value adjustment in 2017, and a decrease in RINs expense of $18.3 million, partially offset by lower crack spreads at our Hawaii refinery. The combined Mid Pacific crack spread decreased 13% from $8.93 per barrel for the six months ended June 30, 2017 to $7.76 per barrel for the six months ended June 30, 2018. The Wyoming Index increased 7% from $18.99 per barrel for the six months ended June 30, 2017 to $20.35 per barrel for the six months ended June 30, 2018.
Logistics. Operating income for our logistics segment was $17.4 million for the six months ended June 30, 2018, an increase of $0.6 million compared to operating income of $16.8 million for the six months ended June 30, 2017. The increase in profitability is primarily due to increased terminal and barge throughput, partially offset by a decrease in pipeline throughput.
Retail. Operating income for our retail segment was $13.6 million for the six months ended June 30, 2018, an increase of $0.5 million compared to operating income of $13.1 million for the six months ended June 30, 2017. The increase in profitability is primarily due to an increase in sales volumes of 17% primarily due to the acquisition of Northwest Retail and an increase in gross margin in Hawaii, partially offset by higher operating expenses due to the acquisition of Northwest Retail.

Adjusted Gross Margin
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Refining. For the three months ended June 30, 2018, our refining Adjusted Gross Margin was approximately $62.7 million, an increase of $4.9 million compared to $57.8 million for the three months ended June 30, 2017. The increase was primarily due to improved crack spreads at our Wyoming refinery, an $8.6 million lower of cost or net realizable value adjustment in 2017, and a decrease in RINs expense of approximately $4.0 million in 2018, partially offset by lower crack spreads at our Hawaii refinery. The combined Mid Pacific crack spread decreased 9% from $8.96 per barrel during the three months ended June 30, 2017 to $8.13 per barrel during the three months ended June 30, 2018. The Wyoming 3-2-1 Index increased from $21.47 per barrel in the second quarter of 2017 to $24.99 per barrel in the second quarter of 2018.
Logistics. For the three months ended June 30, 2018, our logistics Adjusted Gross Margin was approximately $12.7 million, a decrease of $1.1 million compared to $13.8 million for the three months ended June 30, 2017. The decrease was primarily driven by higher transportation costs.
Retail. For the three months ended June 30, 2018, our retail Adjusted Gross Margin was approximately $26.5 million, an increase of $6.1 million when compared to $20.4 million for the three months ended June 30, 2017. The increase was primarily due to an increase in gross margin in Hawaii and higher sales volumes of 33% primarily due to the acquisition of Northwest Retail.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Refining. For the six months ended June 30, 2018, our refining Adjusted Gross Margin was approximately $119.1 million, an increase of $0.4 million compared to $118.7 million for the six months ended June 30, 2017. The increase in profitability was primarily driven by improved crack spreads and sales volumes at our Wyoming refinery, an $8.6 million lower of cost or net realizable value adjustment in 2017, and a decrease in RINs expense of $18.3 million, partially offset by lower crack spreads at our Hawaii refinery. The combined Mid Pacific crack spread decreased 13% from $8.93 per barrel for the six months ended June 30, 2017 to $7.76 per barrel for the six months ended June 30, 2018. The Wyoming Index increased 7% from $18.99 per barrel for the six months ended June 30, 2017 to $20.35 per barrel for the six months ended June 30, 2018.
Logistics. For the six months ended June 30, 2018, our logistics Adjusted Gross Margin was approximately $25.0 million, a decrease of $3.5 million compared to $28.5 million for the six months ended June 30, 2017. The decrease was primarily driven by higher transportation costs.
Retail. For the six months ended June 30, 2018, our retail Adjusted Gross Margin was approximately $45.9 million, an increase of $7.6 million when compared to approximately $38.3 million for the six months ended June 30, 2017. The increase was primarily due to an increase in gross margin in Hawaii and higher sales volumes of 17% primarily due to the acquisition of Northwest Retail.
Discussion of Consolidated Results
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Revenues. For the three months ended June 30, 2018, revenues were $856.4 million, a $292.2 million increase compared to $564.2 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $257.1 million in third-party refining segment revenue, which was primarily the result of higher crude oil prices and a 9.9% increase in refined product sales volumes. Brent crude oil prices averaged $74.92 per barrel during the second quarter of 2018 compared to $50.93 per barrel during the second quarter of 2017. Revenues in our retail segment increased $37.4 million primarily driven by the acquisition of Northwest Retail, which contributed $40.2 million in revenues during the three months ended June 30, 2018.
Cost of Revenues (Excluding Depreciation). For the three months ended June 30, 2018, cost of revenues (excluding depreciation) was $747.9 million, a $273.5 million increase compared to $474.4 million for the three months ended June 30, 2017. The increase was primarily driven by higher crude prices and a 9.9% increase in refined product sales volumes. Brent crude oil prices averaged $74.92 per barrel during the second quarter of 2018 compared to $50.93 per barrel during the second quarter of 2017. Cost of revenues (excluding depreciation) in our retail segment increased $31.3 million primarily driven by the acquisition of Northwest Retail, which contributed $34.9 million in cost of sales during the three months ended June 30, 2018.
Operating Expense (Excluding Depreciation). For the three months ended June 30, 2018, operating expense (excluding depreciation) was approximately $53.1 million, which was relatively flat when compared to $51.7 million for the three months ended June 30, 2017.

Depreciation, Depletion, and Amortization. For the three months ended June 30, 2018, DD&A was approximately $12.8 million, an increase of $1.5 million compared to $11.3 million for the three months ended June 30, 2017. The increase was primarily due to the acquisition of Northwest Retail on March 23, 2018. Northwest Retail contributed $1.0 million of DD&A for the three months ended June 30, 2018.
General and Administrative Expense (Excluding Depreciation).  For the three months ended June 30, 2018, general and administrative expense (excluding depreciation) was approximately $12.9 million, an increase of $2.4 million when compared to $10.5 million for the three months ended June 30, 2017. The increase was primarily due to higher payroll and employee benefit costs driven by increased headcount.
Acquisition and Integration Expense.  For the three months ended June 30, 2018, we incurred approximately $0.7 million of expenses primarily related to integration costs for the Northwest Retail Acquisition. No such expense was incurred during the three months ended June 30, 2017.
Interest Expense and Financing Costs, Net. For the three months ended June 30, 2018, our interest expense and financing costs were approximately $10.5 million, an increase of $1.4 million when compared to $9.1 million for the three months ended June 30, 2017. The increase was primarily due to higher interest expense of $6.5 million related to the 7.75% Senior Secured Notes and ABL Revolver entered into in December 2017, partially offset by lower interest expense of $5.0 million related to the debt and credit agreements terminated in June and December 2017.
Change in Value of Common Stock Warrants. For the three months ended June 30, 2018, the change in value of common stock warrants resulted in a loss of approximately $0.1 million, a change of $0.4 million when compared to a loss of approximately $0.5 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, our stock price increased from $17.17 per share as of March 31, 2018 to $17.38 per share as of June 30, 2018, which resulted in an increase in the fair value of the common stock warrants. During the three months ended June 30, 2017, our stock price increased from $16.49 per share as of March 31, 2017 to $18.04 per share as of June 30, 2017, which resulted in an increase in the fair value of the common stock warrants.
Loss on Termination of Financing Agreements. For the three months ended June 30, 2017, our loss on termination of financing agreements was approximately $1.8 million and represents the acceleration of deferred amortization costs in connection with the full repayment and termination of the Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Term Loan”). No such loss was incurred for the three months ended June 30, 2018.
Equity Earnings (Losses) From Laramie Energy. For the three months ended June 30, 2018, equity losses from Laramie Energy were approximately $2.4 million, a decrease of $4.8 million compared to equity earnings of $2.4 million for the three months ended June 30, 2017. The change in equity earnings (losses) was primarily due to a decrease in Laramie’s gain (loss) on derivative instruments for three months ended June 30, 2018 compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third party.
Income Taxes. For the three months ended June 30, 2018, we recorded an income tax expense of $492 thousand related primarily to deferred federal taxes for the period. For the three months ended June 30, 2017, we recorded income tax expense of $414 thousand related to deferred federal taxes for the period.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Revenues. For the six months ended June 30, 2018, revenues were $1.6 billion, a $0.4 billion increase compared to $1.2 billion for the six months ended June 30, 2017. The increase was primarily due to an increase of $417.2 million in third-party revenues at our refining segment primarily as a result of higher crude oil prices and volumes. Average Brent prices increased from $52.76 per barrel in the six months ended June 30, 2017 to $71.08 per barrel in the six months ended June 30, 2018. Refined product sales volumes increased 9.0% from 90.7 Mbpd in the six months ended June 30, 2017 to 98.9 Mbpd in the six months ended June 30, 2018.
Cost of Revenues (Excluding Depreciation). For the six months ended June 30, 2018, cost of revenues (excluding depreciation) was $1.4 billion, a $0.4 billion increase compared to $1.0 billion for the six months ended June 30, 2017. The increase was primarily due to the higher crude oil prices and volumes, partially offset by a reduction of RINs expense. Refined product sales volumes increased 9.0% from 90.7 Mbpd in the six months ended June 30, 2017 to 98.9 Mbpd in the six months ended June 30, 2018.
Operating Expense (Excluding Depreciation). For the six months ended June 30, 2018, operating expense (excluding depreciation) was approximately $104.1 million, an increase of $2.1 million compared to $102.0 million for the six months ended

June 30, 2017. The increase was primarily due to operating expenses related to the Northwest Retail assets, acquired on March 23, 2018.
Depreciation, Depletion, and Amortization. For the six months ended June 30, 2018, DD&A was approximately $25.8 million, an increase of $3.3 million when compared to $22.5 million for the six months ended June 30, 2017. The increase was primarily due to the acquisition of Northwest Retail on March 23, 2018, a higher depreciable asset base, and accelerated depreciation associated with equipment and storage tanks that were retired during the first quarter. Northwest Retail contributed $1.0 million of DD&A for the six months ended June 30, 2018.
General and Administrative Expense (Excluding Depreciation). For the six months ended June 30, 2018, general and administrative expense (excluding depreciation) was approximately $24.1 million, which is relatively consistent with $23.4 million for the six months ended June 30, 2017.
Acquisition and Integration Expense. For the six months ended June 30, 2018, we incurred approximately $1.4 million of expenses primarily related to acquisition and integration costs for the Northwest Retail Acquisition. For the six months ended June 30, 2017, we incurred approximately $0.3 million of integration costs related to the Wyoming Refining acquisition completed in July 2016.
Interest Expense and Financing Costs, Net. For the six months ended June 30, 2018, our interest expense and financing costs were approximately $18.9 million, an increase of $0.8 million when compared to $18.1 million for the six months ended June 30, 2017. The increase was primarily due to higher interest expense of $12.6 million related to the 7.75% Senior Secured Notes entered into in December 2017 and a $0.5 million increase in interest expense associated with our Supply and Offtake Agreements. These increases were partially offset by lower interest expense of $10.7 million related to the debt and credit agreements terminated in December 2017 and a net increase on gains on interest rate derivatives of $1.9 million.
Change in Value of Common Stock Warrants. For the six months ended June 30, 2018, the change in value of common stock warrants resulted in a gain of approximately $0.7 million, a change of $1.9 million when compared to a loss of $1.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, our stock price decreased from $19.28 per share as of December 31, 2017 to $17.38 per share as of June 30, 2018, which resulted in a decrease in the fair value of the common stock warrants. During the six months ended June 30, 2017, our stock price increased from $14.54 per share on December 31, 2016 to $18.04 per share on June 30, 2017, which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the six months ended June 30, 2018, the change in the value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. For the six months ended June 30, 2017, there was no change in value of our contingent consideration liability. Please read Note 12—Commitments and Contingencies for more information.
Loss on Termination of Financing Agreements. For the six months ended June 30, 2017, our loss on termination of financing agreements was approximately $1.8 million and represents the acceleration of deferred amortization costs in connection with the termination of the Term Loan. No such loss was incurred for the six months ended June 30, 2018.
Equity Earnings (Losses) From Laramie Energy. For the six months ended June 30, 2018, equity earnings from Laramie Energy were approximately $3.2 million, a decrease of $7.9 million compared to equity earnings of $11.1 million for the six months ended June 30, 2017. The change was primarily due to a decrease in Laramie’s gain (loss) on derivative instruments, partially offset by higher sales volumes during the six months ended June 30, 2018 compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third party.
Income Taxes. For the six months ended June 30, 2018, we recorded income tax expense of $526 thousand primarily due to deferred federal taxes. For the six months ended June 30, 2017, we recorded income tax expense of $1.1 million primarily due to alternative minimum tax expense of $0.4 million and deferred federal taxes of $0.5 million.
Consolidating Condensed Financial Information
On December 21, 2017, Par Petroleum, LLC (the “Issuer”) issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. The notes were co-issued by Par Petroleum Finance Corp., which has no independent assets or operations. The notes are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC (other than Par Petroleum Finance Corp.).

The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts, (iii) the accounts of subsidiaries of the Parent that are not guarantors of the 7.75% Senior Secured Notes and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of June 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$39,057	$43,396	$250	$82,703
Restricted cash	743	—	—	743
Trade accounts receivable	—	132,610	939	133,549
Inventories	—	333,693	—	333,693
Prepaid and other current assets	5,883	81,597	(539)	86,941
Due from related parties	29,420	11,482	(40,902)	—
Total current assets	75,103	602,778	(40,252)	637,629
Property and equipment
Property, plant, and equipment	17,718	556,386	158	574,262
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	17,718	556,386	558	574,662
Less accumulated depreciation and depletion	(8,203)	(88,490)	(387)	(97,080)
Property and equipment, net	9,515	467,896	171	477,582
Long-term assets
Investment in Laramie Energy, LLC	—	—	130,416	130,416
Investment in subsidiaries	602,023	—	(602,023)	—
Intangible assets, net	—	28,270	—	28,270
Goodwill	—	148,251	2,598	150,849
Other long-term assets	3,580	22,988	—	26,568
Total assets	$690,221	$1,270,183	$(509,090)	$1,451,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$416,280	$—	$416,280
Accounts payable	2,567	48,586	1,576	52,729
Advances from customers	—	11,085	—	11,085
Accrued taxes	25	18,157	—	18,182
Other accrued liabilities	5,253	30,268	(1,870)	33,651
Due to related parties	96,053	—	(96,053)	—
Total current liabilities	103,898	524,376	(96,347)	531,927
Long-term liabilities
Long-term debt, net of current maturities	97,894	290,145	—	388,039
Common stock warrants	6,137	—	—	6,137
Long-term capital lease obligations	672	5,721	—	6,393
Other liabilities	—	42,195	(4,997)	37,198
Total liabilities	208,601	862,437	(101,344)	969,694
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,007,670 shares issued	460	—	—	460
Additional paid-in capital	595,831	345,825	(345,825)	595,831
Accumulated earnings (deficit)	(116,815)	58,947	(58,947)	(116,815)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	481,620	407,746	(407,746)	481,620
Total liabilities and stockholders’ equity	$690,221	$1,270,183	$(509,090)	$1,451,314

	As of December 31, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$65,615	$51,429	$1,289	$118,333
Restricted cash	744	—	—	744
Trade accounts receivable	—	120,032	1,799	121,831
Inventories	—	345,072	285	345,357
Prepaid and other current assets	11,768	7,115	(1,604)	17,279
Due from related parties	8,113	32,171	(40,284)	—
Total current assets	86,240	555,819	(38,515)	603,544
Property and equipment
Property, plant, and equipment	15,773	513,307	158	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	15,773	513,307	558	529,638
Less accumulated depreciation and depletion	(6,226)	(73,029)	(367)	(79,622)
Property and equipment, net	9,547	440,278	191	450,016
Long-term assets
Investment in Laramie Energy, LLC	—	—	127,192	127,192
Investment in subsidiaries	552,748	—	(552,748)	—
Intangible assets, net	—	26,604	—	26,604
Goodwill	—	104,589	2,598	107,187
Other long-term assets	1,976	30,888	—	32,864
Total assets	$650,511	$1,158,178	$(461,282)	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$363,756	$—	$363,756
Accounts payable	4,510	46,273	1,760	52,543
Advances from customers	—	9,522	—	9,522
Accrued taxes	—	20,227	(2,540)	17,687
Other accrued liabilities	12,913	14,420	111	27,444
Due to related parties	82,524	—	(82,524)	—
Total current liabilities	99,947	454,198	(83,193)	470,952
Long-term liabilities
Long-term debt, net of current maturities	95,486	289,326	—	384,812
Common stock warrants	6,808	—	—	6,808
Long-term capital lease obligations	551	669	—	1,220
Other liabilities	—	41,253	(5,357)	35,896
Total liabilities	202,792	785,446	(88,550)	899,688
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 45,776,087 shares issued	458	—	—	458
Additional paid-in capital	593,295	345,825	(345,825)	593,295
Accumulated earnings (deficit)	(148,178)	23,933	(23,933)	(148,178)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	447,719	372,732	(372,732)	447,719
Total liabilities and stockholders’ equity	$650,511	$1,158,178	$(461,282)	$1,347,407

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$856,380	$16	$856,396

Operating expenses
Cost of revenues (excluding depreciation)	—	747,924	—	747,924
Operating expense (excluding depreciation)	—	53,056	4	53,060
Depreciation, depletion, and amortization	864	11,896	15	12,775
General and administrative expense (excluding depreciation)	5,156	7,670	79	12,905
Acquisition and integration expense	749	—	—	749
Total operating expenses	6,769	820,546	98	827,413

Operating income (loss)	(6,769)	35,834	(82)	28,983

Other income (expense)
Interest expense and financing costs, net	(2,686)	(7,858)	—	(10,544)
Other income (expense), net	668	(5)	(6)	657
Change in value of common stock warrants	(74)	—	—	(74)
Equity earnings (losses) from subsidiaries	25,039	—	(25,039)	—
Equity losses from Laramie Energy, LLC	—	—	(2,352)	(2,352)
Total other income (expense), net	22,947	(7,863)	(27,397)	(12,313)

Income (loss) before income taxes	16,178	27,971	(27,479)	16,670
Income tax benefit (expense)	—	(5,264)	4,772	(492)
Net income (loss)	$16,178	$22,707	$(22,707)	$16,178

Adjusted EBITDA	$(4,488)	$41,130	$(73)	$36,569

	Three Months Ended June 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$563,891	$354	$564,245

Operating expenses
Cost of revenues (excluding depreciation)	—	473,696	657	474,353
Operating expense (excluding depreciation)	—	51,675	—	51,675
Depreciation, depletion, and amortization	637	10,458	189	11,284
General and administrative expense (excluding depreciation)	4,575	6,847	(940)	10,482
Total operating expenses	5,212	542,676	(94)	547,794

Operating income (loss)	(5,212)	21,215	448	16,451

Other income (expense)
Interest expense and financing costs, net	(3,827)	(5,312)	—	(9,139)
Loss on termination of financing agreements	(1,804)	—	—	(1,804)
Other income (expense), net	(6)	73	40	107
Change in value of common stock warrants	(547)	—	—	(547)
Equity earnings (losses) from subsidiaries	18,402	—	(18,402)	—
Equity earnings from Laramie Energy, LLC	—	—	2,352	2,352
Total other income (expense), net	12,218	(5,239)	(16,010)	(9,031)

Income (loss) before income taxes	7,006	15,976	(15,562)	7,420
Income tax benefit (expense)	—	(5,024)	4,610	(414)
Net income (loss)	$7,006	$10,952	$(10,952)	$7,006

Adjusted EBITDA	$(4,581)	$33,525	$677	$29,621

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,621,307	$528	$1,621,835

Operating expenses
Cost of revenues (excluding depreciation)	—	1,409,503	320	1,409,823
Operating expense (excluding depreciation)	—	104,066	4	104,070
Depreciation, depletion, and amortization	1,977	23,815	20	25,812
General and administrative expense (excluding depreciation)	10,381	13,575	154	24,110
Acquisition and integration expense	1,180	201	—	1,381
Total operating expenses	13,538	1,551,160	498	1,565,196

Operating income (loss)	(13,538)	70,147	30	56,639

Other income (expense)
Interest expense and financing costs, net	(5,340)	(13,581)	—	(18,921)
Other income (expense), net	823	(35)	(12)	776
Change in value of common stock warrants	671	—	—	671
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	48,747	—	(48,747)	—
Equity earnings from Laramie Energy, LLC	—	—	3,224	3,224
Total other income (expense), net	44,901	(24,116)	(45,535)	(24,750)

Income (loss) before income taxes	31,363	46,031	(45,505)	31,889
Income tax benefit (expense)	—	(11,017)	10,491	(526)
Net income (loss)	$31,363	$35,014	$(35,014)	$31,363

Adjusted EBITDA	$(9,558)	$72,141	$38	$62,621

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,168,509	$989	$1,169,498

Operating expenses
Cost of revenues (excluding depreciation)	—	974,744	898	975,642
Operating expense (excluding depreciation)	—	102,023	—	102,023
Depreciation, depletion, and amortization	1,350	20,818	376	22,544
General and administrative expense (excluding depreciation)	9,883	13,290	223	23,396
Acquisition and integration expense	253	—	—	253
Total operating expenses	11,486	1,110,875	1,497	1,123,858

Operating income (loss)	(11,486)	57,634	(508)	45,640

Other income (expense)
Interest expense and financing costs, net	(8,513)	(9,568)	—	(18,081)
Loss on termination of financing agreements	(1,804)	—	—	(1,804)
Other income (expense), net	112	82	43	237
Change in value of common stock warrants	(1,236)	—	—	(1,236)
Equity earnings (losses) from subsidiaries	57,719	—	(57,719)	—
Equity earnings from Laramie Energy, LLC	—	—	11,098	11,098
Total other income (expense), net	46,278	(9,486)	(46,578)	(9,786)

Income (loss) before income taxes	34,792	48,148	(47,086)	35,854
Income tax benefit (expense)	—	(15,140)	14,078	(1,062)
Net income (loss)	$34,792	$33,008	$(33,008)	$34,792

Adjusted EBITDA	$(8,571)	$70,629	$(89)	$61,969

Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Issuer,” and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in the same manner as for the Par Pacific Holdings, Inc. Adjusted EBITDA calculations. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) and Adjusted EBITDA” above.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended June 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$16,178	$22,707	$(22,707)	$16,178
Inventory valuation adjustment	—	(12,091)	—	(12,091)
Unrealized loss (gain) on derivatives	—	5,496	—	5,496
Acquisition and integration expense	749	—	—	749
Change in value of common stock warrants	74	—	—	74
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives	—	—	3,157	3,157
Depreciation, depletion, and amortization	864	11,896	15	12,775
Interest expense and financing costs, net	2,686	7,858	—	10,544
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(805)	(805)
Equity losses (income) from subsidiaries	(25,039)	—	25,039	—
Income tax expense (benefit)	—	5,264	(4,772)	492
Adjusted EBITDA	$(4,488)	$41,130	$(73)	$36,569

	Three Months Ended June 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$7,006	$10,952	$(10,952)	$7,006
Inventory valuation adjustment	—	(2,620)	—	(2,620)
Unrealized loss (gain) on derivatives	—	4,399	—	4,399
Loss on termination of financing agreements	1,804	—	—	1,804
Change in value of common stock warrants	547	—	—	547
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives	—	—	(3,680)	(3,680)
Depreciation, depletion, and amortization	637	10,458	189	11,284
Interest expense and financing costs, net	3,827	5,312	—	9,139
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	1,328	1,328
Equity losses (income) from subsidiaries	(18,402)	—	18,402	—
Income tax expense (benefit)	—	5,024	(4,610)	414
Adjusted EBITDA	$(4,581)	$33,525	$677	$29,621

	Six Months Ended June 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$31,363	$35,014	$(35,014)	$31,363
Inventory valuation adjustment	—	(23,978)	—	(23,978)
Unrealized loss (gain) on derivatives	—	1,991	—	1,991
Acquisition and integration expense	1,180	201	—	1,381
Change in value of common stock warrants	(671)	—	—	(671)
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives	—	—	1,169	1,169
Depreciation, depletion, and amortization	1,977	23,815	20	25,812
Interest expense and financing costs, net	5,340	13,581	—	18,921
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(4,393)	(4,393)
Equity losses (income) from subsidiaries	(48,747)	—	48,747	—
Income tax expense (benefit)	—	11,017	(10,491)	526
Adjusted EBITDA	$(9,558)	$72,141	$38	$62,621

	Six Months Ended June 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$34,792	$33,008	$(33,008)	$34,792
Inventory valuation adjustment	—	(11,412)	—	(11,412)
Unrealized loss (gain) on derivatives	—	3,112	—	3,112
Acquisition and integration expense	253	—	—	253
Loss on termination of financing agreements	1,804	—	—	1,804
Change in value of common stock warrants	1,236	—	—	1,236
Severance costs	1,200	395	—	1,595
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives	—	—	(13,917)	(13,917)
Depreciation, depletion, and amortization	1,350	20,818	376	22,544
Interest expense and financing costs, net	8,513	9,568	—	18,081
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	2,819	2,819
Equity losses (income) from subsidiaries	(57,719)	—	57,719	—
Income tax expense (benefit)	—	15,140	(14,078)	1,062
Adjusted EBITDA	$(8,571)	$70,629	$(89)	$61,969

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

Our liquidity position as of June 30, 2018 was $163.4 million and consisted of $124.1 million at Par Petroleum, LLC and subsidiaries, $39.1 million at Par Pacific Holdings, and $0.2 million at all our other subsidiaries. Our consolidated liquidity position as of August 2, 2018 was $193.9 million. The change in our liquidity position from June 30, 2018 to August 2, 2018 was primarily attributable to changes in working capital.
As of June 30, 2018, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, and cash on hand of $82.7 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
Cash Flows
The following table summarizes cash activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$31,327	$62,196
Net cash used in investing activities	(91,191)	(11,777)
Net cash provided by (used in) financing activities	24,233	(44,028)
Net cash provided by operating activities was approximately $31.3 million for the six months ended June 30, 2018, which resulted from net income of approximately $31.4 million, non-cash charges to operations of approximately $33.5 million and net cash used for changes in operating assets and liabilities of approximately $33.6 million. The change in our operating assets and liabilities for the six months ended June 30, 2018 is primarily due to advances to suppliers for crude oil purchases and an increase in our Obligations under inventory financing agreements driven by higher crude oil prices and inventory volumes. Net cash provided by operating activities was approximately $62.2 million for the six months ended June 30, 2017, which resulted from net income of approximately $34.8 million, non-cash charges to operations of approximately $27.2 million, and net cash provided by changes in operating assets and liabilities of approximately $0.2 million.
For the six months ended June 30, 2018, net cash used in investing activities was approximately $91.2 million and primarily related to $74.3 million for the Northwest Retail Acquisition and additions to property and equipment totaling approximately $17.7 million. Net cash used in investing activities was approximately $11.8 million for the six months ended June 30, 2017 and related to additions to property and equipment.
Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $24.2 million, which consisted primarily of net debt repayments of approximately $5.3 million and net borrowings associated with the J. Aron deferred payment of approximately $30.2 million. Net cash used in financing activities for the six months ended June 30, 2017 was approximately $44.0 million, which consisted primarily of net debt repayments from borrowings of approximately $41.3 million and net repayments of the J. Aron deferred payment arrangement of $2.4 million.
Capital Expenditures
Our capital expenditures for the six months ended June 30, 2018 totaled approximately $17.7 million and were primarily related to the first phase of our hydrotreater construction at our Hawaii refinery, other refinery facilities and equipment at both refineries, and scheduled maintenance. Our capital expenditure budget for 2018 ranges from $50 million to $55 million and primarily relates to annual maintenance costs and growth projects at our refining and retail segments, including the first phase of our hydrotreater construction to increase ultra-low sulfur distillate production capacity at our Hawaii refinery and expansion projects at our Wyoming refinery.

We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support the operations of our Hawaii refinery. On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. The Supply and Offtake Agreements were amended and restated on December 21, 2017 in connection with the issuance of the 7.75% Senior Secured Notes and the entry into the ABL Credit Facility. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Please read Note 8—Inventory Financing Agreements for more information.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended June 30, 2018 of 91 thousand barrels per day, would change annualized operating income by approximately $32.8 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our Hawaii refinery.

We are required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery for certain crude oil purchases. We manage this exposure by entering into swaps with J. Aron. Please read Note 8—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through December 30, 2018. At June 30, 2018, these open commodity derivative contracts represent:

•	OTC swap purchases of 30 thousand barrels that economically hedge our crude oil and refined products month-end target inventory under our Supply and Offtake Agreements;

•	futures sales contracts of 52 thousand barrels that economically hedge our jet fuel inventory;

•	OTC swap sales of 700 thousand barrels that economically hedge our crude oil purchases;

•	futures purchases contracts of 305 thousand barrels that economically hedge our sales of refined products; and

•	option collars of 60 thousand barrels per month and OTC swaps of 15 thousand barrels per month, both through December 2018, that economically hedge our internally consumed fuel.
Based on our net open positions at June 30, 2018, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.3 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
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
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our RINs volume obligation is based on a percentage of our Hawaii and Wyoming refineries’ non-renewable gasoline and diesel fuels. The EPA sets the percentage annually. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of June 30, 2018, we had no outstanding debt that was subject to floating interest rates. We had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $2.8 million and $0.5 million per year, respectively.
We utilize interest rate swaps to manage our interest rate risk. As of June 30, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matures in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended June 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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

Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2018:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2018	1,166	$16.87	—	—
May 1 - May 31, 2018	880	17.55	—	—
June 1 - June 30, 2018	1,119	18.08	—	—
Total	3,165	$17.49	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLSOURE
Not applicable.
Item 5. OTHER INFORMATION
In response to the comments received from the staff of the SEC, the Company is supplementing certain disclosures to provide additional information in Item 2, Properties, of its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) with respect to internal controls over reserve estimates, proved undeveloped reserves, and drilling activity included .
As the updated disclosures relate only to Item 2, Properties, of the 2017 Form 10-K, the previously issued consolidated financial statements and footnotes to the 2017 Form 10-K are unchanged. These updated disclosures do not amend or otherwise update any other information in the 2017 Form 10-K and do not reflect events occurring after the filing of the 2017 Form 10-K or update those disclosures affected by subsequent events. Accordingly, these updated disclosures should be read in conjunction with the 2017 Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the 2017 Form 10-K. The revised disclosures are presented below.
Internal Controls Over Reserve Estimates, Technical Qualifications, and Technologies Used
Our policies regarding internal controls require our reserve estimates to be prepared in compliance with the SEC definitions and guidance by an independent third-party reserve engineering firm. These reserve estimates are reviewed and approved by our recently formed reserves committee, which ensures that our reserves estimates and related disclosures are prepared in compliance with SEC definitions and guidance taking into consideration recent developments, including the impact of changes in commodity price and drilling and transportation costs, drilling and completion technological innovations, the evaluation of reasons for historically low conversion rates in recent years for previous proved undeveloped reserves, and deviations from previously sanctioned development plans for such reserves.
Our reserves committee comprises the following members: our Chief Executive Officer, our Chief Financial Officer, our General Counsel and Secretary, our Chief Accounting Officer, our Associate General Counsel, our Director of Financial Reporting, and a mergers and acquisitions analyst with a background in the oil and gas industry. The reserves committee also consults with representatives from our independent reserve engineering firm. In addition, with respect to the reserves that we own indirectly through Laramie Energy, our Chief Executive Officer and our Chief Financial Officer participate in Laramie Energy’s board of managers meetings (which generally occur at least quarterly) as our appointees to Laramie Energy’s board of managers under the Laramie Energy limited liability company agreement. Together with the other members of our reserves committee, our Chief Executive Officer and our Chief Financial Officer review Laramie Energy’s development plan and related capital expenditures and meet regularly with Laramie Energy’s management in connection with our review of the development and classification of such reserves to ensure that such reserves are prepared in compliance with the SEC definitions and guidance. Under the Laramie Energy limited liability company agreement, Laramie Energy is required to provide to us certain reports and other information on a monthly, quarterly, and annual basis, including monthly and quarterly reports with respect to drilling and completion activities and a comparison of budgeted amounts for such month or quarter to the actual results of operations for such month or quarter (with a written explanation of any material variances). This information allows our reserves committee to monitor Laramie Energy’s development activities and to evaluate any deviations from Laramie Energy’s development plan to ensure compliance with the SEC definitions and guidance. The reserves committee also utilizes the information received from Laramie Energy to provide feedback to Laramie Energy (through Laramie Energy’s board of managers, if necessary) with respect to such development activities. The enhanced scrutiny and evaluation of Laramie Energy’s development plan by our reserves committee, supported by access to information required by Laramie Energy’s organizational documents and our ability to provide feedback to Laramie Energy at the highest organizational level, ensure that our reserves estimates and related disclosures are prepared in compliance with SEC definitions and guidance.
As we do not operate our interests in our natural gas and crude oil assets, we do not have an internal reserve engineering staff and do not prepare any internal reserve estimates. William Monteleone, our Chief Financial Officer and the chair of our reserves committee, reviews the independence and professional qualifications of the third-party engineering firms we engage with the other members of our reserves committee. He also supervises the submission of technical and financial data to third-party engineering firms and reviews the prepared reports with the other members of our reserves committee. Mr. Monteleone has more than nine years of experience in senior financial positions in the oil and gas industry. The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over two years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geophysics (License No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The professional qualifications of the individuals at NSAI who were responsible for overseeing the preparation of our reserve estimates as of December 31, 2017 have been filed as part of Exhibit 99.1 to this Annual Report on Form 10-K.
A variety of methodologies were used to determine our proved reserve estimates. The principal methodologies employed are decline curve analysis, analog type curve analysis, log analysis, and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.
Proved Undeveloped Reserves
All of our proved undeveloped reserves at December 31, 2017 are held through our minority equity ownership in Laramie Energy. The following table provides information regarding changes in our share of Laramie Energy’s proved undeveloped reserves for the year ended December 31, 2017.

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
_______________________________________________

(1)
We have revised our previously disclosed proved undeveloped reserves quantities as of December 31, 2016 to reflect the removal of Laramie Energy’s proved undeveloped locations scheduled for completion more than 5 years from initial booking that were classified as proved undeveloped reserves as of December 31, 2016. For additional information, please read Note 23—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K.

As of December 31, 2017, our share of Laramie Energy’s proved undeveloped reserves totaled 138,750 MMcfe, an approximate 22% decrease from proved undeveloped reserves at December 31, 2016. The decrease in our share of Laramie Energy’s proved undeveloped reserves was due to the following:

•
During the year ended December 31, 2017, Laramie Energy expended approximately $23.3 million in connection with the development of its proved undeveloped reserves to convert 30 locations to proved developed reserves on original three column spacing per section as discussed in “Drilling Activity” below. Our share of Laramie’s proved undeveloped reserves converted to proved developed reserves during 2017 was 22,215 MMcfe. While the total number of proved undeveloped locations converted to proved developed reserves during 2017 was substantially consistent with Laramie Energy’s original development plan (the “2017 development plan”), of the 30 locations converted to proved developed locations in 2017, only 9 were originally scheduled to be completed in 2017, and the remaining 21 were accelerated into 2017. This is primarily due to Laramie Energy renegotiating its gathering and processing contract with its primary gathering and processing counterparty (the “Gathering Contract”) in January 2017, and modifying its development schedule to take advantage of cost reductions with respect to certain locations covered by the Gathering Contract. The 21 locations that were accelerated in 2017 were added to the 2017 development plan because they are covered by the Gathering Contract. During 2017, Laramie Energy also converted 30,362 MMcfe of probable reserves from 44 locations to proved developed reserves. Laramie Energy added these locations to the 2017 development plan because they are covered by the Gathering Contract. Four of these 44 locations representing 2,730 MMcfe of reserves were originally scheduled as proved undeveloped reserves within the 2016 year end development plan based upon three column spacing per section. During 2017, Laramie Energy shifted, based upon technological innovations in the field, to two column spacing per section and converted these four locations to proved developed reserves. We considered these locations as conversions from probable reserves to proved developed reserves during the year. In July 2017, while preparing proved undeveloped reserve locations necessary to fulfill its minimum volume commitment owed to Occidental Petroleum Corporation (“Occidental”) in connection with certain acreage acquired from Occidental in March 2016, Laramie Energy experienced a drilling pad failure that affected two drilling pad sites and resulted in the rescheduling of the drilling of 27 locations from 2017 to 2018. These locations were subsequently drilled and completed in early 2018.

•
With respect to the development plan for 2018, Laramie Energy finalized the locations necessary to take advantage of cost reductions covered by the Gathering Contract as well as to satisfy the minimum volume commitment owed to Occidental, resulting in the addition of 32 locations and 11,882 MMcfe of proved undeveloped reserves at year-end 2017. A net 6 locations and 8,908 MMcfe of proved undeveloped reserves were added in connection with Laramie Energy’s shift to two column spacing in acreage acquired from Occidental in March 2016. 40 locations and 22,485 MMcfe were added that were drilled but not completed as of such time and previously categorized as probable reserves. 45 locations and 28,508 MMcfe were added due to proximity to the water treatment facility discussed in “Drilling Activity” below, while 27 locations and 15,071 MMcfe were dropped due to their distance from the water treatment facility. An additional 124 locations and 71,819 MMcfe were dropped in favor of other locations due to their proximity to infrastructure and ability to satisfy contractual obligations in the Gathering Contract.

•
In recognition of Laramie Energy’s historically low conversion rate, the potential impact of recent commodity price volatility, and Par’s position as an equity interest owner without control of Laramie Energy’s operations, Par has decided to base its determination of Laramie Energy’s proved undeveloped reserves at year end 2017 on only a two year drilling and three year completion time horizon. Members of our reserves committee met regularly with Laramie Energy’s management to finalize our determination of proved undeveloped reserves at year end 2017. The negative revisions of 17,216 MMcfe to our share of Laramie Energy’s proved undeveloped reserves during 2017 are primarily related to the change in Par’s booking policy.
Laramie Energy expects to expend approximately $101.8 million and $73.1 million to convert approximately 122 and 60 proved undeveloped locations to proved developed reserves in 2018 and 2019, respectively. Through March 6, 2018, Laramie Energy had already drilled 25 and completed 22 of the proved undeveloped locations included in the 2017 reserve report.
As of December 31, 2017, Laramie Energy had no proved undeveloped reserves that are expected to remain undeveloped for five years or more after booking as proved reserves.
Drilling Activity
Laramie Energy is currently running one drilling rig performing multi-well pad drilling in the Mesaverde Formation. Due to the emergence and further refinement of certain technological innovations in completion techniques such as low-cost proppantless fracturing, or “sandless fracing,” Laramie Energy is utilizing enhanced frac design to reduce the overall number of wells required to drain the same proven undeveloped acreage. As a result, Laramie Energy adjusted its development well pattern from three to two column spacing per section in 2017 to account for these improvements. This drilling pattern is intended to more efficiently develop the same sections, acreage, and reserves as were targeted in prior development plans with fewer wells per section. Our current development plan is designed to take advantage the improved efficiencies provided by this drilling pattern as well as cost reductions provided by the Gathering Contract described above and a $17.6 million water gathering, treating, storage, and redelivery system completed by Laramie Energy in 2017 (the “water treatment facility”). During 2017, drill times averaged 4.9 days per well, or 6.3 wells per month, and the typical pad contained 16-24 wells, depending on the well spacing being utilized on the pad.
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

Item 6. EXHIBITS

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 16, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012. @

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC, and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012. @

2.3
Purchase and Sale Agreement dated as of December 31, 2012, by and among the Company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 3, 2013. @

2.4
Membership Interest Purchase Agreement dated as of June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC Incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013. @

2.5
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014. @

2.6
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014. @

2.7
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015. @

2.8
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015. @

2.9
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016. @

2.10
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016. @

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

4.3
Registration Rights Agreement effective as of August 31, 2012, by and among the Company, Zell Credit Opportunities Master Fund, L.P., Waterstone Capital Management, L.P., Pandora Select Partners, LP, Iam Mini-Fund 14 Limited, Whitebox Multi-Strategy Partners, LP, Whitebox Credit Arbitrage Partners, LP, HFR RVA Combined Master Trust, Whitebox Concentrated Convertible Arbitrage Partners, LP, and Whitebox Asymmetric Partners, LP. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

4.4
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

4.5
Warrant Issuance Agreement dated as of August 31, 2012, by and among the Company and WB Delta, Ltd., Waterstone Offshore ER Fund, Ltd., Prime Capital Master SPC, Waterstone Market Neutral MAC51, Ltd., Waterstone Market Neutral Master Fund, Ltd., Waterstone MF Fund, Ltd., Nomura Waterstone Market Neutral Fund, ZCOF Par Petroleum Holdings, L.L.C., and Highbridge International, LLC. Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

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

4.16	Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.17	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

10.1	Amendment to Amended and Restated Supply and Offtake Agreement dated June 27, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018.

10.2	Increase Agreement dated as of July 24, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

Date: August 8, 2018