Form 10-Q
period 2018-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2018-11-07
CIK 821483

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
For the quarterly period ended September 30, 2018

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

825 Town & Country Lane, Suite 1500
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
(281) 899-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

45,876,894 shares of Common Stock, $0.01 par value, were outstanding as of November 2, 2018.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$87,734	$118,333
Restricted cash	743	744
Total cash, cash equivalents, and restricted cash	88,477	119,077
Trade accounts receivable	133,026	121,831
Inventories	358,581	345,357
Prepaid and other current assets	10,239	17,279
Total current assets	590,323	603,544
Property and equipment
Property, plant, and equipment	588,255	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	400	400
Total property and equipment	588,655	529,638
Less accumulated depreciation and depletion	(105,888)	(79,622)
Property and equipment, net	482,767	450,016
Long-term assets
Investment in Laramie Energy, LLC	131,466	127,192
Intangible assets, net	24,611	26,604
Goodwill	153,397	107,187
Other long-term assets	23,919	32,864
Total assets	$1,406,483	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$351,188	$363,756
Accounts payable	68,592	52,543
Deferred revenue	8,493	9,522
Accrued taxes	14,409	17,687
Other accrued liabilities	45,905	27,444
Total current liabilities	488,587	470,952
Long-term liabilities
Long-term debt, net of current maturities	389,598	384,812
Common stock warrants	7,204	6,808
Long-term capital lease obligations	5,682	1,220
Other liabilities	38,006	35,896
Total liabilities	929,077	899,688
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at September 30, 2018 and December 31, 2017, 46,009,104 shares and 45,776,087 shares issued at September 30, 2018 and December 31, 2017, respectively	460	458
Additional paid-in capital	597,439	593,295
Accumulated deficit	(122,637)	(148,178)
Accumulated other comprehensive income	2,144	2,144
Total stockholders’ equity	477,406	447,719
Total liabilities and stockholders’ equity	$1,406,483	$1,347,407

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$909,781	$610,506	$2,531,616	$1,780,004

Operating expenses
Cost of revenues (excluding depreciation)	822,785	509,476	2,232,608	1,485,118
Operating expense (excluding depreciation)	54,905	51,718	158,975	153,741
Depreciation, depletion, and amortization	13,192	11,304	39,004	33,848
General and administrative expense (excluding depreciation)	11,871	11,292	35,981	34,688
Acquisition and integration expense	2,134	—	3,515	253
Total operating expenses	904,887	583,790	2,470,083	1,707,648

Operating income	4,894	26,716	61,533	72,356

Other income (expense)
Interest expense and financing costs, net	(10,425)	(7,419)	(29,346)	(25,500)
Loss on termination of financing agreements	—	—	—	(1,804)
Other income, net	85	649	861	886
Change in value of common stock warrants	(1,067)	(975)	(396)	(2,211)
Change in value of contingent consideration	—	—	(10,500)	—
Equity earnings from Laramie Energy, LLC	1,050	553	4,274	11,651
Total other income (expense), net	(10,357)	(7,192)	(35,107)	(16,978)

Income (loss) before income taxes	(5,463)	19,524	26,426	55,378
Income tax expense	(359)	(700)	(885)	(1,762)
Net income (loss)	$(5,822)	$18,824	$25,541	$53,616

Income (loss) per share
Basic	$(0.13)	$0.41	$0.55	$1.16
Diluted	$(0.13)	$0.41	$0.55	$1.16
Weighted-average number of shares outstanding
Basic	45,709	45,561	45,676	45,505
Diluted	45,709	51,992	45,721	45,527

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,541	$53,616
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, and amortization	39,004	33,848
Loss on termination of financing agreements	—	1,804
Non-cash interest expense	5,358	6,189
Change in value of common stock warrants	396	2,211
Deferred taxes	839	462
Stock-based compensation	4,799	5,803
Unrealized loss on derivative contracts	8,105	557
Equity earnings from Laramie Energy, LLC	(4,274)	(11,651)
Net changes in operating assets and liabilities:
Trade accounts receivable	(12,819)	12,070
Prepaid and other assets	1,868	46,747
Inventories	(8,994)	(121,040)
Obligations under inventory financing agreements	(43,250)	89,549
Accounts payable and other accrued liabilities	35,327	(14,709)
Net cash provided by (used in) operating activities	51,900	105,456
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(74,331)	—
Capital expenditures	(30,198)	(19,888)
Proceeds from sale of assets	805	19
Net cash used in investing activities	(103,724)	(19,869)
Cash flows from financing activities:
Proceeds from borrowings	106,500	239,538
Repayments of borrowings	(114,926)	(292,684)
Net borrowings (repayments) on deferred payment arrangement	30,682	(1,493)
Payment of deferred loan costs	(379)	(50)
Other financing activities, net	(653)	(872)
Net cash provided by (used in) financing activities	21,224	(55,561)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,600)	30,026
Cash, cash equivalents, and restricted cash at beginning of period	119,077	49,018
Cash, cash equivalents, and restricted cash at end of period	$88,477	$79,044
Supplemental cash flow information:
Net cash paid for:
Interest	$(12,981)	$(15,168)
Taxes	(48)	(1,115)
Non-cash investing and financing activities:
Accrued capital expenditures	$4,048	$4,469

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

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
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. We recently completed the rebranding of 23 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of September 30, 2018, we owned a 39.1% equity investment in Laramie Energy, LLC (“Laramie Energy”); see Note 18—Subsequent Events for further information. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
For the Interim Periods Ended September 30, 2018 and 2017

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
The following table summarizes depreciation expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$1,620	$1,568	$4,866	$4,510
Operating expense	7,155	5,523	20,560	16,701
General and administrative expense	1,297	610	3,345	1,981
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC Topic 842”). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. In January 2018, the FASB issued ASU No. 2018-01 (“ASU 2018-01”), which clarifies the related transition and accounting for land easements. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), which allows for an option to apply the transition provisions of ASC Topic 842 at the adoption date versus at the earliest comparative period presented in the financial statements and an optional practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. These three ASUs and other amendments and technical corrections to ASC Topic 842 are effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We will adopt ASC Topic 842 on January 1, 2019 using the modified retrospective approach. We also plan to apply certain practical expedients that allow us, among other things, not to reassess lease contracts that commenced prior to the effective date. We are in the process of determining the impact this guidance will have on our financial condition, results of operations, and cash flows. We have formally established a working group to assess the amended lease guidance in ASC Topic 842, including its impact on our business processes, accounting systems, controls, and financial statement disclosures. As part of our evaluation, the working group is reviewing existing lease contracts and other arrangements that may include an embedded lease. Our existing lease contracts include leases related to retail facilities, railcars, barges, and other facilities used in the storage, transportation, and sale of crude oil and refined products. The adoption of ASC Topic 842 will have a material impact on our consolidated financial statements, primarily due to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet. The new standard will also require additional disclosures for financing and operating leases.
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
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends, adds, and removes certain disclosure requirements under FASB

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

ASC Topic 820 “Fair Value Measurement.” The guidance in ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2018-13 on our disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This ASU amends, adds, and removes certain disclosure requirements under FASB ASC Topic 715 “Compensation—Retirement Benefits.” The guidance in ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of ASU 2018-14 on our disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). This ASU requires entities to account for implementation costs incurred in a cloud computing agreement that is a service contract under the guidance in FASB ASC Topic 350, “Goodwill and Intangible Assets,” which results in a capitalized and amortizable intangible asset instead of expensing such costs as required under the current guidance. The guidance in ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2018-15 on our financial condition, results of operations, and cash flows.
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
On January 1, 2018, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU updated the definition of a business combination and provided a framework for determining whether a transaction involves an asset or a business. The adoption of this ASU changed the policy under which we perform our assessments and accounting for future acquisition or disposal transactions, including the Northwest Retail Acquisition and Hawaii Refinery Expansion. Please read Note 4—Acquisitions for further information.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). Under ASU 2018-05, an entity would estimate, to the extent possible, the impacts of the Tax Cut and Jobs Act enacted on December 22, 2017 (“U.S. tax reform”) and then adjust the estimates when better information is available or the amount becomes determinable over something similar to the measurement period under business combination guidance. This ASU was effective upon issuance. As of September 30, 2018, we believe the impacts of the U.S. tax reform have been reasonably estimated and recorded within our condensed consolidated financial statements.
Note 3—Investment in Laramie Energy, LLC
As of September 30, 2018, we had a 39.1% ownership interest in Laramie Energy; see Note 18—Subsequent Events for further information. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado. On February 28, 2018, Laramie Energy closed on a purchase and contribution agreement with an unaffiliated third party that contributed all of its oil and gas properties located in the Piceance Basin and a $20.0 million cash payment, collectively with a fair market value of $28.1 million, into Laramie Energy in exchange for 70,227 of Laramie Energy’s newly issued Class A Units. The unaffiliated third party also contributed a $3.5 million cash payment for asset reclamation liabilities related to the properties conveyed. As a result of this transaction, our ownership interest in Laramie Energy decreased from 42.3% to 39.1%.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $250 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of September 30, 2018, the balance outstanding on the revolving credit facility was approximately $193.5 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Nine Months Ended September 30, 2018
Beginning balance	$127,192
Equity earnings from Laramie Energy	782
Accretion of basis difference	3,492
Ending balance	$131,466
Summarized financial information for Laramie Energy is as follows (in thousands):

	September 30, 2018	December 31, 2017
Current assets	$18,910	$18,757
Non-current assets	796,316	720,444
Current liabilities	37,187	42,149
Non-current liabilities	288,965	237,497

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Natural gas and oil revenues	$58,557	$38,141	$151,988	$114,178
Income (loss) from operations	6,152	133	11,642	(162)
Net (loss) income	(152)	(1,838)	(1,708)	18,102
Laramie Energy’s net loss for the three and nine months ended September 30, 2018 includes $20.7 million and $52.7 million of depreciation, depletion, and amortization (“DD&A”) and $3.2 million and $6.7 million of unrealized losses on derivative instruments, respectively. Laramie Energy’s net income (loss) for the three and nine months ended September 30, 2017 includes $12.3 million and $38.1 million of DD&A and $2.3 million and $35.2 million of unrealized gains on derivative instruments, respectively.
At September 30, 2018 and December 31, 2017, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $60.0 million and $67.2 million, respectively. This difference arose due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy in

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

2015. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Northwest Retail Acquisition
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
A summary of the preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$200
Inventories	4,138
Prepaid and other current assets	243
Property, plant, and equipment	30,230
Goodwill (1)	46,210
Accounts payable and other current liabilities	(759)
Long-term capital lease obligations	(5,244)
Other non-current liabilities	(487)
Total	$74,531
________________________________________________________
(1) The total goodwill balance of $46.2 million was allocated to our retail segment.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the fourth quarter of 2018. During the three months ended September 30, 2018, the purchase price allocation was adjusted to record a decrease of $3.3 million to intangible assets and a decrease of $0.8 million to other non-current liabilities. Goodwill increased $2.5 million as a result of these adjusting entries recorded during the three months ended September 30, 2018.
We incurred $0.6 million of acquisition costs related to the Northwest Retail Acquisition for the nine months ended September 30, 2018. These costs are included in Acquisition and integration expense on our condensed consolidated statement of operations. No acquisition costs related to the Northwest Retail Acquisition were incurred during the three months ended September 30, 2018.
Hawaii Refinery Expansion
On August 29, 2018, following IES Downstream, LLC’s (“IES”) announcement to cease refining operations, we entered into a Topping Unit Purchase Agreement with IES to purchase certain of IES’s refining units and related assets plus certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Hawaii Refinery Expansion”). We agreed to purchase the assets for a purchase price of $45 million, payable in $30 million in cash and 860,502 shares of our common stock at closing. The purchase price will be adjusted by the value of the inventory at closing, with the adjustment for the non-hydrocarbon inventory to be paid

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

for by the issuance of up to 286,834 additional shares. The Hawaii Refinery Expansion is expected to close before the end of the fourth quarter of 2018 and is subject to certain closing conditions.
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
As of September 30, 2018 and December 31, 2017, receivables from contracts with customers were $116.2 million and $112.3 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $8.5 million and $9.5 million as of September 30, 2018 and December 31, 2017, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected duration of less than one year.
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
Upon adoption of ASC Topic 606, we made an accounting policy election to apply the sales tax practical expedient, whereby all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within Cost of revenues (excluding depreciation). This change in our accounting policy did not have a material impact on our condensed consolidated financial information for the three and nine months ended September 30, 2018.
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
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

Three Months Ended September 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$260,392	$—	$89,358
Distillates (1)	466,148	—	11,282
Other refined products (2)	124,051	—	—
Merchandise	—	—	24,330
Transportation and terminalling services	—	30,660	—
Total segment revenues	$850,591	$30,660	$124,970

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

Nine Months Ended September 30, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$755,523	$—	$232,314
Distillates (1)	1,318,645	—	29,403
Other refined products (2)	317,094	—	—
Merchandise	—	—	61,536
Transportation and terminalling services	—	95,016	—
Total segment revenues	$2,391,262	$95,016	$323,253
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, and naphtha.
Note 6—Inventories
Inventories at September 30, 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$10,632	$107,396	$118,028
Refined products and blendstock	78,600	132,613	211,213
Warehouse stock and other (2)	29,340	—	29,340
Total	$118,572	$240,009	$358,581
Inventories at December 31, 2017 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$93,970	$56,014	$149,984
Refined products and blendstock	63,505	108,917	172,422
Warehouse stock and other	22,951	—	22,951
Total	$180,426	$164,931	$345,357
________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.

(2)	Includes $6.0 million of RINs and environmental credits.
As of September 30, 2018 and December 31, 2017, there was no reserve for the lower of cost or net realizable value of inventory.
Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Collateral posted with broker for derivative instruments	$2,969	$215
Prepaid insurance	109	7,547
Derivative assets	554	4,296
Other	6,607	5,221
Total	$10,239	$17,279

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron & Company (“J. Aron”) to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. As part of this amendment, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of September 30, 2018, we had no obligations due to J. Aron under this letter of credit agreement. On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, we amended and restated the Supply and Offtake Agreements to update the terms of the collateral and include minimum liquidity requirements. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory.
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
For the three and nine months ended September 30, 2018, we incurred approximately $5.0 million and $15.8 million in handling fees related to the Supply and Offtake Agreements, respectively, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, we incurred approximately $3.4 million and $9.8 million in handling fees related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2018, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.3 million and $3.3 million of expenses related to the Supply and Offtake Agreements, respectively. For the three and nine months ended September 30, 2017, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.8 million and $2.3 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.75% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of September 30, 2018 and December 31, 2017, the capacity of the Deferred Payment Arrangement was $101.7 million and $83.1 million, respectively. As of September 30, 2018 and December 31, 2017, we had $71.8 million and $41.1 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

financing agreements pursuant to our Master Netting Agreement. As of September 30, 2018 and December 31, 2017, the receivable was $2.2 million and $7.1 million, respectively.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.
Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	September 30, 2018	December 31, 2017
5.00% Convertible Senior Notes due 2021	$115,000	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Principal amount of long-term debt	415,000	415,000
Less: unamortized discount and deferred financing costs	(25,402)	(30,188)
Total debt, net of unamortized discount and deferred financing costs	389,598	384,812
Less: current maturities	—	—
Long-term debt, net of current maturities	$389,598	$384,812
Our debt is subject to various affirmative and negative covenants. As of September 30, 2018, we were in compliance with all debt covenants. Under the ABL Credit Facility and the indenture governing the 7.75% Senior Secured Notes, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
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
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii Inc., Mid Pac Petroleum, LLC (“Mid Pac”), HIE Retail, LLC, Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. The ABL Revolver had no outstanding balance as of September 30, 2018 and a borrowing base of approximately $67.3 million at September 30, 2018.
5.00% Convertible Senior Notes Due 2021
As of September 30, 2018, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $15.9 million, and the carrying amount of the liability component was $99.1 million.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of September 30, 2018, we were in compliance with all of our debt agreements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

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
At September 30, 2018, our open commodity derivative contracts represented:

•	OTC swap purchases of 181 thousand barrels that economically hedge our crude oil and refined products month-end target volumes related to our Supply and Offtake Agreements;

•	futures sales contracts of 125 thousand barrels that economically hedge our jet fuel inventory;

•	OTC swap sales of 250 thousand barrels that economically hedge our refined products exports;

•	futures purchases contracts of 305 thousand barrels that economically hedge our sales of refined products; and

•	option collars of 60 thousand barrels per month and OTC swaps of 15 thousand barrels per month, both through December 2018, that economically hedge our internally consumed fuel.
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver and in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of September 30, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matures in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

our condensed consolidated statements of operations. As of September 30, 2018, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of September 30, 2018 and December 31, 2017 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	September 30, 2018	December 31, 2017
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$—	$2,814
Commodity derivatives	Other accrued liabilities	(2,073)	(39)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(8,752)	(19,564)
Interest rate derivatives	Prepaid and other current assets	554	1,482
Interest rate derivatives	Other long-term assets	—	2,328
_________________________________________________________

(1)
Does not include cash collateral of $3.0 million and $0.2 million recorded in Prepaid and other current assets and $7.0 million and $7.0 million in Other long-term assets as of September 30, 2018 and December 31, 2017, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2018	2017	2018	2017
Commodity derivatives	Cost of revenues (excluding depreciation)	$(2,842)	$3,657	$843	$26
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(4,330)	(24,041)	10,812	(4,995)
Interest rate derivatives	Interest expense and financing costs, net	(21)	148	1,277	(477)
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of September 30, 2018 and December 31, 2017, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of September 30, 2018 and December 31, 2017, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 3.92 years and 4.67 years, respectively.
The estimated fair value of the common stock warrants was $20.33 and $19.21 per share as of September 30, 2018 and December 31, 2017, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase obligation derivative

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at September 30, 2018 or December 31, 2017. Please read Note 10—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of September 30, 2018 and December 31, 2017 are presented gross in the tables below (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$1,056	$13,675	$—	$14,731	$(14,731)	$—
Interest rate derivatives	—	554	—	554	—	554
Total	$1,056	$14,229	$—	$15,285	$(14,731)	$554

Liabilities
Common stock warrants	$—	$—	$(7,204)	$(7,204)	$—	$(7,204)
Commodity derivatives	(2,801)	(14,003)	—	(16,804)	14,731	(2,073)
J. Aron repurchase obligation derivative	—	—	(8,752)	(8,752)	—	(8,752)
Total	$(2,801)	$(14,003)	$(15,956)	$(32,760)	$14,731	$(18,029)

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$557	$21,907	$—	$22,464	$(19,650)	$2,814
Interest rate derivatives	—	3,810	—	3,810	—	3,810
Total	$557	$25,717	$—	$26,274	$(19,650)	$6,624

Liabilities
Common stock warrants	$—	$—	$(6,808)	$(6,808)	$—	$(6,808)
Commodity derivatives	(596)	(19,093)	—	(19,689)	19,650	(39)
J. Aron repurchase obligation derivative	—	—	(19,564)	(19,564)	—	(19,564)
Total	$(596)	$(19,093)	$(26,372)	$(46,061)	$19,650	$(26,411)
_________________________________________________________

(1)
Does not include cash collateral of $10.0 million and $7.2 million as of September 30, 2018 and December 31, 2017, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, at beginning of period	$(10,559)	$(7,324)	$(26,372)	$(25,134)
Settlements	—	—	—	—
Total unrealized income (loss) included in earnings	(5,397)	(25,016)	10,416	(7,206)
Balance, at end of period	$(15,956)	$(32,340)	$(15,956)	$(32,340)
The carrying value and fair value of long-term debt and other financial instruments as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$99,145	$148,793
7.75% Senior Secured Notes due 2025 (1)	290,453	299,250
Common stock warrants (2)	7,204	7,204

	December 31, 2017
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$95,486	$149,007
7.75% Senior Secured Notes due 2025 (1)	289,326	300,423
Common stock warrants (2)	6,808	6,808
_________________________________________________________

(1)	The fair values measurements of the 5.00% Convertible Senior Notes and the 7.75% Senior Secured Notes are considered Level 2 measurements as discussed below.

(2)	The fair value of the common stock warrants is considered a Level 3 measurement in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of September 30, 2018. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

Tesoro Earn-out Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Tesoro Corporation (“Tesoro,” which changed its name to Andeavor Corporation before being purchased by Marathon Petroleum Company in October 2018), pursuant to which the Par subsidiary purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC. Tesoro Hawaii, LLC was initially renamed Hawaii Independent Energy, LLC, and subsequently renamed Par Hawaii Refining, LLC (“PHR”). The cash consideration for the acquisition was subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million and an overall cap of $40 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out periods. Tesoro disputed our calculation of the 2015 and 2016 earn-out amounts and asserted that it was entitled to an additional earn-out amount of $4.3 million for the 2015 earn-out period and a total earn-out amount of $8.3 million for the 2016 earn-out period. On March 22, 2018, Tesoro agreed to settle the earn-out dispute and release and discharge any related claims in exchange for our payment of $10.5 million.
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
United Steelworkers Union Dispute
A portion of our employees at the Hawaii refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith. On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement. Arbitration was commenced and concluded on October 1, 2018, with the arbitrator taking the matter under advisement thereafter. PHR denies the USW’s allegations and intends to vigorously defend itself in connection with such claim in the grievance/arbitration process and any subsequent proceeding before the NLRB.
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
Our Hawaii refinery and our Wyoming refinery were each granted a one-year small refinery exemption for the year 2017 from the U.S. Environmental Protection Agency (“EPA”). Owing primarily to the receipt of these small refinery exemptions, our net income for the three and nine months ended September 30, 2018 includes $3.3 million of RINs expense and $7.5 million of RINs benefit, respectively.
Wyoming refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of September 30, 2018, we have accrued $17.5 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
For the Interim Periods Ended September 30, 2018 and 2017

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
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through September 30, 2018, Tesoro has reimbursed us for $12.2 million of the total capital expenditures of $13.1 million incurred in connection with the Consent Decree. Net capital expenditures and reimbursements related to the Consent Decree for the nine months ended September 30, 2018 and 2017 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
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
For the Interim Periods Ended September 30, 2018 and 2017

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
As of September 30, 2018, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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
Note 13—Stockholders’ Equity
Incentive Plan
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted Stock Awards	$955	$967	$2,734	$3,482
Restricted Stock Units	235	127	605	364
Stock Option Awards	506	583	1,460	1,957
During the three and nine months ended September 30, 2018, we granted 9 thousand and 252 thousand shares of restricted stock and restricted stock units with a fair value of approximately $0.2 million and $4.4 million, respectively. As of September 30, 2018, there were approximately $6.7 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
During the nine months ended September 30, 2018, we granted 252 thousand stock option awards with a weighted-average exercise price of $17.34 per share. No stock option awards were granted during the three months ended September 30, 2018. As of September 30, 2018, there were approximately $3.6 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
During the nine months ended September 30, 2018, we granted 49 thousand performance restricted stock units to executive officers. No performance restricted stock units were granted for the three months ended September 30, 2018. These performance restricted stock units had a fair value of approximately $0.8 million and are subject to certain annual performance targets as defined

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

by our Board of Directors. As of September 30, 2018, there were approximately $1.0 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
Note 14—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during the three and nine months ended September 30, 2018 and 354 thousand shares during the three and nine months ended September 30, 2017, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(5,822)	$18,824	$25,541	$53,616
Less: Undistributed income allocated to participating securities (1)	—	238	361	685
Net income (loss) attributable to common stockholders	(5,822)	18,586	25,180	52,931
Plus: Net income effect of convertible securities	—	2,566	—	—
Numerator for diluted income (loss) per common share	$(5,822)	$21,152	$25,180	$52,931

Basic weighted-average common stock shares outstanding	45,709	45,561	45,676	45,505
Plus: dilutive effects of common stock equivalents (2)	—	6,431	45	22
Diluted weighted-average common stock shares outstanding	45,709	51,992	45,721	45,527

Basic income (loss) per common share	$(0.13)	$0.41	$0.55	$1.16
Diluted income (loss) per common share	$(0.13)	$0.41	$0.55	$1.16
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the three months ended September 30, 2018.

For the nine months ended September 30, 2018, our calculation of diluted shares outstanding excluded 33 thousand shares of unvested restricted stock and 1.3 million stock options. For the three and nine months ended September 30, 2017, our calculation of diluted shares outstanding excluded 31 thousand and 83 thousand shares of unvested restricted stock and 1.3 million and 1.5 million stock options, respectively.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three and nine months ended September 30, 2018 and September 30, 2017, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for each of the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017 excluded 6.4 million common stock equivalents, as the effect would be anti-dilutive.
Note 15—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and a valuation allowance has been recorded for substantially all of our net deferred tax assets at September 30, 2018.
During the three and nine months ended September 30, 2018 and 2017, no adjustments were recognized for uncertain tax positions.
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
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$850,591	$30,660	$124,970	$(96,440)	$909,781
Cost of revenues (excluding depreciation)	805,051	18,384	95,968	(96,618)	822,785
Operating expense (excluding depreciation)	36,766	1,663	16,476	—	54,905
Depreciation, depletion, and amortization	8,336	1,654	1,876	1,326	13,192
General and administrative expense (excluding depreciation)	—	—	—	11,871	11,871
Acquisition and integration expense	—	—	—	2,134	2,134
Operating income (loss)	$438	$8,959	$10,650	$(15,153)	$4,894
Interest expense and financing costs, net					(10,425)
Other income, net					85
Change in value of common stock warrants					(1,067)
Equity earnings from Laramie Energy, LLC					1,050
Loss before income taxes					(5,463)
Income tax expense					(359)
Net loss					$(5,822)

Capital expenditures	$5,332	$4,501	$1,425	$1,283	$12,541

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

Three Months Ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$578,511	$31,838	$83,682	$(83,525)	$610,506
Cost of revenues (excluding depreciation)	513,664	15,857	63,175	(83,220)	509,476
Operating expense (excluding depreciation)	36,126	4,029	11,563	—	51,718
Depreciation, depletion, and amortization	7,390	1,602	1,471	841	11,304
General and administrative expense (excluding depreciation)	—	—	—	11,292	11,292
Operating income (loss)	$21,331	$10,350	$7,473	$(12,438)	$26,716
Interest expense and financing costs, net					(7,419)
Other income, net					649
Change in value of common stock warrants					(975)
Equity earnings from Laramie Energy, LLC					553
Income before income taxes					19,524
Income tax expense					(700)
Net income					$18,824

Capital expenditures	$3,171	$2,606	$811	$1,523	$8,111
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $96.4 million and $83.4 million for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,391,262	$95,016	$323,253	$(277,915)	$2,531,616
Cost of revenues (excluding depreciation)	2,204,634	57,775	248,328	(278,129)	2,232,608
Operating expense (excluding depreciation)	108,862	5,870	44,239	4	158,975
Depreciation, depletion, and amortization	24,173	4,969	6,441	3,421	39,004
General and administrative expense (excluding depreciation)	—	—	—	35,981	35,981
Acquisition and integration expense	—	—	—	3,515	3,515
Operating income (loss)	$53,593	$26,402	$24,245	$(42,707)	$61,533
Interest expense and financing costs, net					(29,346)
Other income, net					861
Change in value of common stock warrants					(396)
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					4,274
Income before income taxes					26,426
Income tax expense					(885)
Net income					$25,541

Capital expenditures	$15,359	$9,050	$2,520	$3,269	$30,198

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

Nine Months Ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,685,341	$91,456	$243,711	$(240,504)	$1,780,004
Cost of revenues (excluding depreciation)	1,493,472	46,982	184,916	(240,252)	1,485,118
Operating expense (excluding depreciation)	107,237	12,675	33,829	—	153,741
Depreciation, depletion, and amortization	22,243	4,613	4,377	2,615	33,848
General and administrative expense (excluding depreciation)	—	—	—	34,688	34,688
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$62,389	$27,186	$20,589	$(37,808)	$72,356
Interest expense and financing costs, net					(25,500)
Loss on termination of financing agreement					(1,804)
Other income, net					886
Change in value of common stock warrants					(2,211)
Equity earnings from Laramie Energy, LLC					11,651
Income before income taxes					55,378
Income tax expense					(1,762)
Net income					$53,616

Capital expenditures	$5,495	$5,345	$4,434	$4,614	$19,888
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $277.3 million and $241.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during the three and nine months ended September 30, 2018 or 2017.
Legal Settlement
In April 2018, the Company received $0.8 million from a stockholder in settlement of a third-party claim for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended September 30, 2018 and 2017

Note 18—Subsequent Events
Laramie Energy Unit Repurchase
On October 18, 2018, Laramie Energy repurchased 138,795 of its Class A Units from certain unitholders for an aggregate purchase price of $14.8 million. As a result of this transaction, our ownership interest in Laramie Energy increased from 39.1% to 46.0%.
Second Amendment to ABL Loan Facility
On October 16, 2018, we amended certain defined terms in the ABL Credit Facility in connection with a property purchase transaction and a refinancing transaction related to our retail business segment in Hawaii.
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
2) Retail - Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock locations. We recently completed the rebranding of 23 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
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
As of September 30, 2018, we owned a 39.1% equity investment in Laramie Energy; see Note 18—Subsequent Events for further information. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
Results of Operations
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Net Income (Loss). Our financial performance for the third quarter 2018 was primarily impacted by declining crack spreads and unfavorable crude differentials at our Hawaii refinery, partially offset by an increase in refined product sales volumes. Our net income (loss) decreased from net income of $18.8 million for the three months ended September 30, 2017 to a net loss of $5.8 million for the three months ended September 30, 2018. Other factors impacting our results period over period include increased interest expense and financing costs, net, and acquisition and integration expense.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended September 30, 2018, Adjusted EBITDA was $27.1 million compared to $45.1 million for the three months ended September 30, 2017. The change was primarily related to declining crack spreads, unfavorable crude differentials, and the impact of Hurricane Lane at our Hawaii refinery at our Hawaii refinery, partially offset by an increase in refined product sales volumes.
For the three months ended September 30, 2018, Adjusted Net Income was $5.5 million compared to $25.2 million for the three months ended September 30, 2017. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA as well as higher interest expense and financing costs, net.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net Income (Loss). During 2018, our financial performance was primarily driven by a $10.5 million non-recurring charge related to the Tesoro earn-out settlement, declining crack spreads, and unfavorable crude differentials at our Hawaii refinery, partially offset by an increase in total refined product sales volumes, improved crack spreads at our Wyoming refinery, and a decrease in RINs expense of approximately $22.0 million. Our net income decreased from $53.6 million for the nine months ended September 30, 2017 to $25.5 million for the nine months ended September 30, 2018. Other factors impacting our results period over period include higher DD&A and a decrease in our Equity earnings (losses) from Laramie Energy.
Adjusted EBITDA and Adjusted Net Income (Loss). For the nine months ended September 30, 2018, Adjusted EBITDA was $89.7 million compared to $107.0 million for the nine months ended September 30, 2017. The change was primarily related to declining crack spreads and unfavorable crude differentials at our Hawaii refinery, partially offset by an increase in total refined product sales volumes, improved crack spreads at our Wyoming refinery, and a decrease in RINs expense of approximately $22.0 million.
For the nine months ended September 30, 2018, Adjusted Net Income was approximately $27.2 million compared to $42.7 million for the nine months ended September 30, 2017. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA. Other factors impacting our results period over period include higher DD&A and interest expense and financing costs, net, and Equity losses from Laramie Energy excluding our share of Laramie’s unrealized gain (loss) on derivatives.
The following tables summarize our consolidated results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change(1)
Revenues	$909,781	$610,506	$299,275	49%
Cost of revenues (excluding depreciation)	822,785	509,476	313,309	61%
Operating expense (excluding depreciation)	54,905	51,718	3,187	6%
Depreciation, depletion, and amortization	13,192	11,304	1,888	17%
General and administrative expense (excluding depreciation)	11,871	11,292	579	5%
Acquisition and integration expense	2,134	—	2,134	NM
Total operating expenses	904,887	583,790
Operating income	4,894	26,716
Other income (expense)
Interest expense and financing costs, net	(10,425)	(7,419)	(3,006)	(41)%
Other income, net	85	649	(564)	(87)%
Change in value of common stock warrants	(1,067)	(975)	(92)	(9)%
Equity earnings from Laramie Energy, LLC	1,050	553	497	90%
Total other income (expense), net	(10,357)	(7,192)
Income (loss) before income taxes	(5,463)	19,524
Income tax expense	(359)	(700)	341	49%
Net income (loss)	$(5,822)	$18,824

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change(1)
Revenues	$2,531,616	$1,780,004	$751,612	42%
Cost of revenues (excluding depreciation)	2,232,608	1,485,118	747,490	50%
Operating expense (excluding depreciation)	158,975	153,741	5,234	3%
Depreciation, depletion, and amortization	39,004	33,848	5,156	15%
General and administrative expense (excluding depreciation)	35,981	34,688	1,293	4%
Acquisition and integration expense	3,515	253	3,262	1,289%
Total operating expenses	2,470,083	1,707,648
Operating income	61,533	72,356
Other income (expense)
Interest expense and financing costs, net	(29,346)	(25,500)	(3,846)	(15)%
Loss on termination of financing agreements	—	(1,804)	1,804	100%
Other income, net	861	886	(25)	(3)%
Change in value of common stock warrants	(396)	(2,211)	1,815	82%
Change in value of contingent consideration	(10,500)	—	(10,500)	NM
Equity earnings from Laramie Energy, LLC	4,274	11,651	(7,377)	(63)%
Total other income (expense), net	(35,107)	(16,978)
Income before income taxes	26,426	55,378
Income tax expense	(885)	(1,762)	877	50%
Net income	$25,541	$53,616
________________________________________________________
(1) NM - Not meaningful
The following tables summarize our operating income (loss) by segment for the three and nine months ended September 30, 2018 and 2017 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$850,591	$30,660	$124,970	$(96,440)	$909,781
Cost of revenues (excluding depreciation)	805,051	18,384	95,968	(96,618)	822,785
Operating expense (excluding depreciation)	36,766	1,663	16,476	—	54,905
Depreciation, depletion, and amortization	8,336	1,654	1,876	1,326	13,192
General and administrative expense (excluding depreciation)	—	—	—	11,871	11,871
Acquisition and integration expense	—	—	—	2,134	2,134
Operating income (loss)	$438	$8,959	$10,650	$(15,153)	$4,894

Three months ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$578,511	$31,838	$83,682	$(83,525)	$610,506
Cost of revenues (excluding depreciation)	513,664	15,857	63,175	(83,220)	509,476
Operating expense (excluding depreciation)	36,126	4,029	11,563	—	51,718
Depreciation, depletion, and amortization	7,390	1,602	1,471	841	11,304
General and administrative expense (excluding depreciation)	—	—	—	11,292	11,292
Operating income (loss)	$21,331	$10,350	$7,473	$(12,438)	$26,716
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $96.4 million and $83.4 million for the three months ended September 30, 2018 and 2017, respectively.

Nine months ended September 30, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$2,391,262	$95,016	$323,253	$(277,915)	$2,531,616
Cost of revenues (excluding depreciation)	2,204,634	57,775	248,328	(278,129)	2,232,608
Operating expense (excluding depreciation)	108,862	5,870	44,239	4	158,975
Depreciation, depletion, and amortization	24,173	4,969	6,441	3,421	39,004
General and administrative expense (excluding depreciation)	—	—	—	35,981	35,981
Acquisition and integration expense	—	—	—	3,515	3,515
Operating income (loss)	$53,593	$26,402	$24,245	$(42,707)	$61,533

Nine months ended September 30, 2017	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,685,341	$91,456	$243,711	$(240,504)	$1,780,004
Cost of revenues (excluding depreciation)	1,493,472	46,982	184,916	(240,252)	1,485,118
Operating expense (excluding depreciation)	107,237	12,675	33,829	—	153,741
Depreciation, depletion, and amortization	22,243	4,613	4,377	2,615	33,848
General and administrative expense (excluding depreciation)	—	—	—	34,688	34,688
Acquisition and integration expense	—	—	—	253	253
Operating income (loss)	$62,389	$27,186	$20,589	$(37,808)	$72,356
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $277.3 million and $241.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Below is a summary of key operating statistics for the refining segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Refining Segment
Feedstocks Throughput (Mbpd)	88.6	90.3	90.8	90.1
Refined product sales volume (Mbpd)	99.9	91.8	99.2	91.2

Hawaii Refinery
Feedstocks Throughput (Mbpd)	71.5	73.8	73.8	74.4
Source of Crude Oil:
North America	15.3%	14.8%	29.6%	24.4%
Latin America	—%	—%	—%	0.1%
Africa	31.8%	29.1%	32.7%	23.1%
Asia	38.1%	23.6%	23.0%	24.3%
Middle East	14.8%	32.5%	14.7%	28.1%
Total	100.0%	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	26.0%	28.8%	27.4%	27.9%
Distillate	49.9%	47.2%	48.6%	47.1%
Fuel oils	16.0%	15.6%	16.3%	16.1%
Other products	4.8%	5.1%	4.5%	5.7%
Total yield	96.7%	96.7%	96.8%	96.8%

Refined product sales volume (Mbpd)
On-island sales volume	75.3	63.7	72.2	62.1
Exports sale volume	8.3	11.2	9.9	12.7
Total refined product sales volume	83.6	74.9	82.1	74.8

4-1-2-1 Singapore Crack Spread ($ per barrel) (1)	$7.81	$8.20	$6.87	$7.30
4-1-2-1 Mid Pacific Crack Spread ($ per barrel) (1)	8.93	9.94	8.01	8.67
Mid Pacific Crude Oil Differential ($ per barrel) (2)	0.34	(0.33)	(0.03)	(0.71)
Operating income (loss) per bbl ($/throughput bbl)	(2.16)	0.91	0.94	2.05
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	3.66	6.32	4.74	6.39
Production costs per bbl ($/throughput bbl) (4)	3.97	3.69	3.72	3.66
DD&A per bbl ($/throughput bbl)	0.66	0.63	0.68	0.64

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Wyoming Refinery
Feedstocks Throughput (Mbpd)	17.1	16.5	17.0	15.7
Yield (% of total throughput)
Gasoline and gasoline blendstocks	47.7%	50.5%	48.2%	51.2%
Distillate	46.0%	43.4%	46.3%	43.1%
Fuel oil	2.1%	2.7%	1.8%	2.6%
Other products	1.7%	1.6%	1.3%	1.6%
Total yield	97.5%	98.2%	97.6%	98.5%

Refined product sales volume (Mbpd)	16.3	16.9	17.1	16.4

Wyoming 3-2-1 Index (5)	$26.25	$25.29	$22.34	$21.11
Operating income (loss) per bbl ($/throughput bbl)	9.32	9.97	7.45	4.82
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	17.95	18.67	16.35	14.03
Production costs per bbl ($/throughput bbl) (4)	6.10	6.67	6.63	7.07
DD&A per bbl ($/throughput bbl)	2.54	2.03	2.28	2.13
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

Below is a summary of key operating statistics for the retail and logistics segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail Segment
Retail sales volumes (thousands of gallons) (1)	32,217	24,064	85,896	69,868

Logistics Segment
Pipeline throughput (Mbpd)
Crude oil pipelines	88.0	82.3	88.3	86.5
Refined product pipelines	82.9	85.0	84.4	86.7
Total pipeline throughput	170.9	167.3	172.7	173.2
________________________________________________________

(1)
Retail sales volumes for the three and nine months ended September 30, 2018, includes the 92 days and 192 days of retail sales volumes from Northwest Retail since acquisition on March 23, 2018, respectively.

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

The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended September 30, 2018	Refining	Logistics	Retail
Operating income	$438	$8,959	$10,650
Operating expense (excluding depreciation)	36,766	1,663	16,476
Depreciation, depletion, and amortization	8,336	1,654	1,876
Inventory valuation adjustment	3,944	—	—
Unrealized loss on derivatives	2,858	—	—
Adjusted Gross Margin	$52,342	$12,276	$29,002

Three months ended September 30, 2017	Refining	Logistics	Retail
Operating income	$21,331	$10,350	$7,473
Operating expense (excluding depreciation)	36,126	4,029	11,563
Depreciation, depletion, and amortization	7,390	1,602	1,471
Inventory valuation adjustment	9,423	—	—
Unrealized gain on derivatives	(3,033)	—	—
Adjusted Gross Margin	$71,237	$15,981	$20,507

Nine months ended September 30, 2018	Refining	Logistics	Retail
Operating income	$53,593	$26,402	$24,245
Operating expense (excluding depreciation)	108,862	5,870	44,239
Depreciation, depletion, and amortization	24,173	4,969	6,441
Inventory valuation adjustment	(20,034)	—	—
Unrealized loss on derivatives	4,849	—	—
Adjusted Gross Margin	$171,443	$37,241	$74,925

Nine months ended September 30, 2017	Refining	Logistics	Retail
Operating income	$62,389	$27,186	$20,589
Operating expense (excluding depreciation)	107,237	12,675	33,829
Depreciation, depletion, and amortization	22,243	4,613	4,377
Inventory valuation adjustment	(1,989)	—	—
Unrealized loss on derivatives	79	—	—
Adjusted Gross Margin	$189,959	$44,474	$58,795
Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration expense, unrealized (gains) losses on derivatives, loss on termination of financing agreements, release of tax valuation allowance, inventory valuation adjustment, severance costs, impairment expense, and (gain) loss on sale of assets. Beginning in 2018, Adjusted Net Income (Loss) also excludes Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives. The exclusion of Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives from Adjusted Net Income (Loss) is consistent with our treatment of Par’s unrealized (gains) losses on derivatives, which are also excluded from Adjusted Net Income (Loss). We have recast the non-GAAP information for the three and nine months ended September 30, 2017 to conform to the current period presentation.

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
The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(5,822)	$18,824	$25,541	$53,616
Inventory valuation adjustment	3,944	9,423	(20,034)	(1,989)
Unrealized loss (gain) on derivatives	2,858	(3,033)	4,849	79
Acquisition and integration expense	2,134	—	3,515	253
Loss on termination of financing agreement	—	—	—	1,804
Change in value of common stock warrants	1,067	975	396	2,211
Change in value of contingent consideration	—	—	10,500	—
Severance costs	—	—	—	1,595
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (1)	1,271	(997)	2,440	(14,914)
Adjusted Net Income (2)	5,452	25,192	27,207	42,655
Depreciation, depletion, and amortization	13,192	11,304	39,004	33,848
Interest expense and financing costs, net	10,425	7,419	29,346	25,500
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	(2,321)	444	(6,714)	3,263
Income tax expense	359	700	885	1,762
Adjusted EBITDA	$27,107	$45,059	$89,728	$107,028
________________________________________

(1)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(2)	For the three and nine months ended September 30, 2018 and 2017, there was no tax valuation allowance release, impairment expense, or (gain) loss on sale of assets.

Factors Impacting Segment Results
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Refining. Operating income for our refining segment was $0.4 million for the three months ended September 30, 2018, a decrease of $20.9 million compared to operating income of $21.3 million for the three months ended September 30, 2017. The decrease in profitability was primarily driven by lower crack spreads, unfavorable crude differentials, and the impact of Hurricane Lane at our Hawaii refinery, partially offset by an increase in crack spreads at our Wyoming refinery. The Wyoming 3-2-1 Index increased from $25.29 per barrel in the third quarter of 2017 to $26.25 per barrel in the third quarter of 2018. The combined Mid Pacific crack spread decreased from $10.27 per barrel in the third quarter of 2017 to $8.59 per barrel in the third quarter of 2018. Other factors that had a favorable impact on our operating income period over period include an increase in total refined product sales volumes, including record high on-island sales in Hawaii of 75.3 thousand barrels per day, and a decrease in RINs expense of approximately $3.7 million.
Logistics. Operating income for our logistics segment was $9.0 million for the three months ended September 30, 2018, a decrease of $1.4 million compared to operating income of $10.4 million for the three months ended September 30, 2017. The decrease in profitability is primarily due to a decrease in barge revenues as a result of lower throughput volume and average prices per throughput barrel, partially offset by an increase in trucking volumes.
Retail. Operating income for our retail segment was $10.7 million for the three months ended September 30, 2018, an increase of $3.2 million compared to operating income of $7.5 million for the three months ended September 30, 2017. The increase in operating income was primarily due to an increase in gross margin and higher sales volumes of 34%, primarily due to the acquisition of Northwest Retail.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Refining. Operating income for our refining segment was $53.6 million for the nine months ended September 30, 2018, a decrease of $8.8 million compared to operating income of $62.4 million for the nine months ended September 30, 2017. The decrease in profitability was primarily driven by lower crack spreads and unfavorable crude differentials at our Hawaii refinery, partially offset by improved crack spreads at our Wyoming refinery. The combined Mid Pacific crack spread decreased 14% from $9.38 per barrel for the nine months ended September 30, 2017 to $8.04 per barrel for the nine months ended September 30, 2018. The Wyoming Index increased 6% from $21.11 per barrel for the nine months ended September 30, 2017 to $22.34 per barrel for the nine months ended September 30, 2018. Other contributing factors include an increase in total refined product sales volumes, including higher on-island sales in Hawaii, and a decrease in RINs expense of approximately $22.0 million.
Logistics. Operating income for our logistics segment was $26.4 million for the nine months ended September 30, 2018, a decrease of $0.8 million compared to operating income of $27.2 million for the nine months ended September 30, 2017. The decrease in profitability is primarily due to a decrease in barge revenues as a result of lower throughput volume and average prices per throughput barrel, partially offset by an increase in trucking volumes.
Retail. Operating income for our retail segment was $24.2 million for the nine months ended September 30, 2018, an increase of $3.6 million compared to operating income of $20.6 million for the nine months ended September 30, 2017. The increase in profitability is primarily due to an increase in gross margins and an increase in sales volumes of 23% primarily due to the acquisition of Northwest Retail.
Adjusted Gross Margin
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Refining. For the three months ended September 30, 2018, our refining Adjusted Gross Margin was approximately $52.3 million, a decrease of $18.9 million compared to $71.2 million for the three months ended September 30, 2017. The decrease was primarily due to lower crack spreads, unfavorable crude differentials, and the impact of Hurricane Lane at our Hawaii refinery, partially offset by an increase in crack spreads at our Wyoming refinery. The combined Mid Pacific crack spread decreased 16% from $10.27 per barrel during the three months ended September 30, 2017 to $8.59 per barrel during the three months ended September 30, 2018. The Wyoming 3-2-1 Index increased from $25.29 per barrel in the third quarter of 2017 to $26.25 per barrel in the third quarter of 2018. Other contributing factors include an increase in total refined product sales volumes, including record high on-island sales in Hawaii, and a decrease in RINs expense of approximately $3.7 million.
Logistics. For the three months ended September 30, 2018, our logistics Adjusted Gross Margin was approximately $12.3 million, a decrease of $3.7 million compared to $16.0 million for the three months ended September 30, 2017. The decrease was primarily driven by a decrease in barge revenues as a result of lower throughput volume and average prices per throughput barrel, partially offset by an increase in trucking volumes.

Retail. For the three months ended September 30, 2018, our retail Adjusted Gross Margin was approximately $29.0 million, an increase of $8.5 million when compared to $20.5 million for the three months ended September 30, 2017. The increase was primarily due to an increase in gross margin and higher sales volumes of 34%, primarily due to the acquisition of Northwest Retail.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Refining. For the nine months ended September 30, 2018, our refining Adjusted Gross Margin was approximately $171.4 million, a decrease of $18.6 million compared to $190.0 million for the nine months ended September 30, 2017. The decrease in profitability was primarily driven by lower crack spreads and crude differentials at our Hawaii refinery, partially offset by improved crack spreads at our Wyoming refinery. The combined Mid Pacific crack spread decreased 14% from $9.38 per barrel for the nine months ended September 30, 2017 to $8.04 per barrel for the nine months ended September 30, 2018. The Wyoming Index increased 6% from $21.11 per barrel for the nine months ended September 30, 2017 to $22.34 per barrel for the nine months ended September 30, 2018. Other factors that had a favorable impact on our operating income period over period include an increase in total refined product sales volumes, including higher on-island sales in Hawaii, and a decrease in RINs expense of approximately $22.0 million.
Logistics. For the nine months ended September 30, 2018, our logistics Adjusted Gross Margin was approximately $37.2 million, a decrease of $7.3 million compared to $44.5 million for the nine months ended September 30, 2017. The decrease was primarily driven by a decline in barge revenues as a result of lower throughput volume and average prices per throughput barrel, partially offset by an increase in trucking volumes.
Retail. For the nine months ended September 30, 2018, our retail Adjusted Gross Margin was approximately $74.9 million, an increase of $16.1 million when compared to approximately $58.8 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in gross margin and higher sales volumes of 23%, primarily due to the acquisition of Northwest Retail.
Discussion of Consolidated Results
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Revenues. For the three months ended September 30, 2018, revenues were $909.8 million, a $299.3 million increase compared to $610.5 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $262.1 million in third-party refining segment revenue, which was driven by higher crude oil prices and a 9% increase in refined product sales volumes. Brent crude oil prices averaged $75.93 per barrel during the third quarter of 2018 compared to $52.14 per barrel during the third quarter of 2017. Revenues in our retail segment increased $41.3 million primarily driven by the acquisition of Northwest Retail.
Cost of Revenues (Excluding Depreciation). For the three months ended September 30, 2018, cost of revenues (excluding depreciation) was $822.8 million, a $313.3 million increase compared to $509.5 million for the three months ended September 30, 2017. The increase was primarily driven by higher crude oil prices as discussed above and a 9% increase in refined product sales volumes, partially offset by a decrease in RINs expense of approximately $3.7 million. Cost of revenues (excluding depreciation) in our retail segment increased $32.8 million primarily driven by the acquisition of Northwest Retail.
Operating Expense (Excluding Depreciation). For the three months ended September 30, 2018, operating expense (excluding depreciation) was approximately $54.9 million, a $3.2 million increase when compared to $51.7 million for the three months ended September 30, 2017. The increase was primarily driven by operating expenses related to the Northwest Retail assets, acquired on March 23, 2018.
Depreciation, Depletion, and Amortization. For the three months ended September 30, 2018, DD&A was approximately $13.2 million, an increase of $1.9 million compared to $11.3 million for the three months ended September 30, 2017. The increase was primarily due to approximately $1.5 million of accelerated depreciation resulting from changes in the estimated useful lives of certain refinery equipment, storage tanks, and leasehold improvements. Other factors that contributed to the increase were the acquisition of Northwest Retail on March 23, 2018 and a higher depreciable asset base.

General and Administrative Expense (Excluding Depreciation).  For the three months ended September 30, 2018, general and administrative expense (excluding depreciation) was approximately $11.9 million, which is relatively consistent with when compared to $11.3 million for the three months ended September 30, 2017.
Acquisition and Integration Expense.  For the three months ended September 30, 2018, we incurred approximately $2.1 million of expenses related to acquisition costs primarily associated with the Hawaii Refinery Expansion. No such costs were incurred during the three months ended September 30, 2017.
Interest Expense and Financing Costs, Net. For the three months ended September 30, 2018, our interest expense and financing costs were approximately $10.4 million, an increase of $3.0 million when compared to $7.4 million for the three months ended September 30, 2017. The increase was primarily due to higher interest expense and financing costs of $6.3 million related to the 7.75% Senior Secured Notes issued and ABL Revolver entered into in December 2017 and a $0.6 million increase in interest expense and financing costs associated with our Supply and Offtake Agreements, partially offset by lower interest expense and financing costs of $4.2 million related to the debt and credit agreements terminated in June and December 2017.
Change in Value of Common Stock Warrants. For the three months ended September 30, 2018, the change in value of common stock warrants resulted in a loss of approximately $1.1 million, a change of $0.1 million when compared to a loss of approximately $1.0 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, our stock price increased from $17.38 per share as of June 30, 2018 to $20.40 per share as of September 30, 2018, which resulted in an increase in the fair value of the common stock warrants. During the three months ended September 30, 2017, our stock price increased from $18.04 per share as of June 30, 2017 to $20.80 per share as of September 30, 2017, which resulted in an increase in the fair value of the common stock warrants.
Equity Earnings (Losses) From Laramie Energy. For the three months ended September 30, 2018, equity earnings from Laramie Energy were approximately $1.1 million, an increase of $0.5 million compared to equity earnings of $0.6 million for the three months ended September 30, 2017. The change in equity earnings was primarily due to higher sales volumes during the three months ended September 30, 2018, partially offset by an increase in Laramie’s loss on derivative instruments compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third party.
Income Taxes. For the three months ended September 30, 2018, we recorded income tax expense of $359 thousand primarily due to deferred federal taxes for the period. For the three months ended September 30, 2017, we recorded income tax expense of $700 thousand related primarily to alternative minimum tax.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Revenues. For the nine months ended September 30, 2018, revenues were $2.5 billion, a $0.7 billion increase compared to $1.8 billion for the nine months ended September 30, 2017. The increase was primarily due to an increase of $679.3 million in third-party revenues at our refining segment primarily as a result of higher crude oil prices and refined product sales volumes. Average Brent prices increased from $52.56 per barrel in the nine months ended September 30, 2017 to $72.73 per barrel in the nine months ended September 30, 2018. Refined product sales volumes increased 9% from 91.2 Mbpd in the nine months ended September 30, 2017 to 99.2 Mbpd in the nine months ended September 30, 2018. Revenues in our retail segment increased $79.6 million primarily driven by the acquisition of Northwest Retail.
Cost of Revenues (Excluding Depreciation). For the nine months ended September 30, 2018, cost of revenues (excluding depreciation) was $2.2 billion, a $0.7 billion increase compared to $1.5 billion for the nine months ended September 30, 2017. The increase was primarily due to higher crude oil prices and refined product sales volumes at our refining segment as discussed above, partially offset by a reduction of RINs expense. Cost of revenues (excluding depreciation) in our retail segment increased $63.4 million primarily driven by the acquisition of Northwest Retail.
Operating Expense (Excluding Depreciation). For the nine months ended September 30, 2018, operating expense (excluding depreciation) was approximately $159.0 million, an increase of $5.3 million compared to $153.7 million for the nine months ended September 30, 2017. The increase was primarily due to operating expenses related to the Northwest Retail assets, acquired on March 23, 2018.
Depreciation, Depletion, and Amortization. For the nine months ended September 30, 2018, DD&A was approximately $39.0 million, an increase of $5.2 million when compared to $33.8 million for the nine months ended September 30, 2017. The increase was primarily due to approximately $3.2 million of accelerated depreciation resulting from changes in the estimated useful lives of certain refinery equipment, storage tanks, and leasehold improvements. Other factors that contributed to the increase were higher depreciable asset base, including the Northwest Retail acquisition.

General and Administrative Expense (Excluding Depreciation). For the nine months ended September 30, 2018, general and administrative expense (excluding depreciation) was approximately $36.0 million, which is relatively consistent with $34.7 million for the nine months ended September 30, 2017.
Acquisition and Integration Expense. For the nine months ended September 30, 2018, we incurred approximately $3.5 million of expenses primarily related to acquisition and integration costs for the Northwest Retail Acquisition and the Hawaii Refinery Expansion. For the nine months ended September 30, 2017, we incurred approximately $0.3 million of integration costs related to the Wyoming Refining acquisition completed in July 2016.
Interest Expense and Financing Costs, Net. For the nine months ended September 30, 2018, our interest expense and financing costs were approximately $29.3 million, an increase of $3.8 million when compared to $25.5 million for the nine months ended September 30, 2017. The increase was primarily due to higher interest expense and financing costs of $19.0 million related to the 7.75% Senior Secured Notes issued in December 2017 and a $1.1 million increase in interest expense and financing costs associated with our Supply and Offtake Agreements, partially offset by lower interest expense and financing costs of $14.9 million related to the debt and credit agreements terminated in December 2017 and a net increase on gains on interest rate derivatives of $1.8 million.
Change in Value of Common Stock Warrants. For the nine months ended September 30, 2018, the change in value of common stock warrants resulted in a loss of approximately $0.4 million, a change of $1.8 million when compared to a loss of $2.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our stock price increased from $19.28 per share as of December 31, 2017 to $20.40 per share as of September 30, 2018, which resulted in an increase in the fair value of the common stock warrants. During the nine months ended September 30, 2017, our stock price increased from $14.54 per share on December 31, 2016 to $20.80 per share on September 30, 2017, which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the nine months ended September 30, 2018, the change in the value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. For the nine months ended September 30, 2017, there was no change in value of our contingent consideration liability. Please read Note 12—Commitments and Contingencies for more information.
Loss on Termination of Financing Agreements. For the nine months ended September 30, 2017, our loss on termination of financing agreements was approximately $1.8 million and represents the acceleration of deferred amortization costs in connection with the termination of the Delayed Draw Term Loan and Bridge Loan Credit Agreement during the second quarter of 2017. No such loss was incurred for the nine months ended September 30, 2018.
Equity Earnings (Losses) From Laramie Energy. For the nine months ended September 30, 2018, equity earnings from Laramie Energy were approximately $4.3 million, a decrease of $7.4 million compared to equity earnings of $11.7 million for the nine months ended September 30, 2017. The change was primarily due to a decrease in Laramie’s gain on derivative instruments, partially offset by higher sales volumes during the nine months ended September 30, 2018 compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third party.
Income Taxes. For the nine months ended September 30, 2018, we recorded income tax expense of $885 thousand primarily due to deferred federal taxes for the period. For the nine months ended September 30, 2017, we recorded income tax expense of $1.8 million primarily due to alternative minimum tax expense.
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

	As of September 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$46,943	$40,594	$197	$87,734
Restricted cash	743	—	—	743
Trade accounts receivable	—	132,358	668	133,026
Inventories	—	358,581	—	358,581
Prepaid and other current assets	2,683	7,905	(349)	10,239
Due from related parties	21,377	19,909	(41,286)	—
Total current assets	71,746	559,347	(40,770)	590,323
Property and equipment
Property, plant, and equipment	18,546	569,709	—	588,255
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	18,546	569,709	400	588,655
Less accumulated depreciation and depletion	(8,427)	(97,176)	(285)	(105,888)
Property and equipment, net	10,119	472,533	115	482,767
Long-term assets
Investment in Laramie Energy, LLC	—	—	131,466	131,466
Investment in subsidiaries	608,907	—	(608,907)	—
Intangible assets, net	—	24,611	—	24,611
Goodwill	—	150,799	2,598	153,397
Other long-term assets	3,580	20,339	—	23,919
Total assets	$694,352	$1,227,629	$(515,498)	$1,406,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$351,188	$—	$351,188
Accounts payable	4,524	62,587	1,481	68,592
Advances from customers	—	8,493	—	8,493
Accrued taxes	37	14,372	—	14,409
Other accrued liabilities	5,989	41,653	(1,737)	45,905
Due to related parties	98,218	—	(98,218)	—
Total current liabilities	108,768	478,293	(98,474)	488,587
Long-term liabilities
Long-term debt, net of current maturities	99,145	290,453	—	389,598
Common stock warrants	7,204	—	—	7,204
Long-term capital lease obligations	559	5,123	—	5,682
Other liabilities	1,270	41,505	(4,769)	38,006
Total liabilities	216,946	815,374	(103,243)	929,077
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,009,104 shares issued	460	—	—	460
Additional paid-in capital	597,439	345,825	(345,825)	597,439
Accumulated earnings (deficit)	(122,637)	63,456	(63,456)	(122,637)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	477,406	412,255	(412,255)	477,406
Total liabilities and stockholders’ equity	$694,352	$1,227,629	$(515,498)	$1,406,483

	As of December 31, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$65,615	$51,429	$1,289	$118,333
Restricted cash	744	—	—	744
Trade accounts receivable	—	120,032	1,799	121,831
Inventories	—	345,072	285	345,357
Prepaid and other current assets	11,768	7,115	(1,604)	17,279
Due from related parties	8,113	32,171	(40,284)	—
Total current assets	86,240	555,819	(38,515)	603,544
Property and equipment
Property, plant, and equipment	15,773	513,307	158	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	15,773	513,307	558	529,638
Less accumulated depreciation and depletion	(6,226)	(73,029)	(367)	(79,622)
Property and equipment, net	9,547	440,278	191	450,016
Long-term assets
Investment in Laramie Energy, LLC	—	—	127,192	127,192
Investment in subsidiaries	552,748	—	(552,748)	—
Intangible assets, net	—	26,604	—	26,604
Goodwill	—	104,589	2,598	107,187
Other long-term assets	1,976	30,888	—	32,864
Total assets	$650,511	$1,158,178	$(461,282)	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$363,756	$—	$363,756
Accounts payable	4,510	46,273	1,760	52,543
Advances from customers	—	9,522	—	9,522
Accrued taxes	—	20,227	(2,540)	17,687
Other accrued liabilities	12,913	14,420	111	27,444
Due to related parties	82,524	—	(82,524)	—
Total current liabilities	99,947	454,198	(83,193)	470,952
Long-term liabilities
Long-term debt, net of current maturities	95,486	289,326	—	384,812
Common stock warrants	6,808	—	—	6,808
Long-term capital lease obligations	551	669	—	1,220
Other liabilities	—	41,253	(5,357)	35,896
Total liabilities	202,792	785,446	(88,550)	899,688
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 45,776,087 shares issued	458	—	—	458
Additional paid-in capital	593,295	345,825	(345,825)	593,295
Accumulated earnings (deficit)	(148,178)	23,933	(23,933)	(148,178)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	447,719	372,732	(372,732)	447,719
Total liabilities and stockholders’ equity	$650,511	$1,158,178	$(461,282)	$1,347,407

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$22	$909,749	$10	$909,781

Operating expenses
Cost of revenues (excluding depreciation)	—	822,785	—	822,785
Operating expense (excluding depreciation)	—	54,905	—	54,905
Depreciation, depletion, and amortization	1,268	11,915	9	13,192
General and administrative expense (excluding depreciation)	5,296	6,499	76	11,871
Acquisition and integration expense	2,134	—	—	2,134
Total operating expenses	8,698	896,104	85	904,887

Operating income (loss)	(8,676)	13,645	(75)	4,894

Other income (expense)
Interest expense and financing costs, net	(2,726)	(7,699)	—	(10,425)
Other income (expense), net	121	(36)	—	85
Change in value of common stock warrants	(1,067)	—	—	(1,067)
Equity earnings (losses) from subsidiaries	6,574	—	(6,574)	—
Equity earnings from Laramie Energy, LLC	—	—	1,050	1,050
Total other income (expense), net	2,902	(7,735)	(5,524)	(10,357)

Income (loss) before income taxes	(5,774)	5,910	(5,599)	(5,463)
Income tax benefit (expense)	(48)	(1,400)	1,089	(359)
Net income (loss)	$(5,822)	$4,510	$(4,510)	$(5,822)

Adjusted EBITDA	$(5,153)	$32,326	$(66)	$27,107

	Three Months Ended September 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$610,665	$(159)	$610,506

Operating expenses
Cost of revenues (excluding depreciation)	—	510,304	(828)	509,476
Operating expense (excluding depreciation)	—	50,768	950	51,718
Depreciation, depletion, and amortization	624	10,492	188	11,304
General and administrative expense (excluding depreciation)	4,489	6,852	(49)	11,292
Total operating expenses	5,113	578,416	261	583,790

Operating income (loss)	(5,113)	32,249	(420)	26,716

Other income (expense)
Interest expense and financing costs, net	(2,589)	(4,830)	—	(7,419)
Loss on termination of financing agreements	—	—	—	—
Other income (expense), net	502	48	99	649
Change in value of common stock warrants	(975)	—	—	(975)
Equity earnings (losses) from subsidiaries	26,999	—	(26,999)	—
Equity earnings from Laramie Energy, LLC	—	—	553	553
Total other income (expense), net	23,937	(4,782)	(26,347)	(7,192)

Income (loss) before income taxes	18,824	27,467	(26,767)	19,524
Income tax benefit (expense)	—	(17,284)	16,584	(700)
Net income (loss)	$18,824	$10,183	$(10,183)	$18,824

Adjusted EBITDA	$(3,987)	$49,179	$(133)	$45,059

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$22	$2,531,056	$538	$2,531,616

Operating expenses
Cost of revenues (excluding depreciation)	—	2,232,288	320	2,232,608
Operating expense (excluding depreciation)	—	158,971	4	158,975
Depreciation, depletion, and amortization	3,245	35,730	29	39,004
General and administrative expense (excluding depreciation)	15,677	20,074	230	35,981
Acquisition and integration expense	3,314	201	—	3,515
Total operating expenses	22,236	2,447,264	583	2,470,083

Operating income (loss)	(22,214)	83,792	(45)	61,533

Other income (expense)
Interest expense and financing costs, net	(8,066)	(21,280)	—	(29,346)
Other income (expense), net	944	(71)	(12)	861
Change in value of common stock warrants	(396)	—	—	(396)
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	55,321	—	(55,321)	—
Equity earnings from Laramie Energy, LLC	—	—	4,274	4,274
Total other income (expense), net	47,803	(31,851)	(51,059)	(35,107)

Income (loss) before income taxes	25,589	51,941	(51,104)	26,426
Income tax benefit (expense)	(48)	(12,417)	11,580	(885)
Net income (loss)	$25,541	$39,524	$(39,524)	$25,541

Adjusted EBITDA	$(14,711)	$104,467	$(28)	$89,728

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,779,174	$830	$1,780,004

Operating expenses
Cost of revenues (excluding depreciation)	—	1,485,048	70	1,485,118
Operating expense (excluding depreciation)	—	152,791	950	153,741
Depreciation, depletion, and amortization	1,974	31,310	564	33,848
General and administrative expense (excluding depreciation)	14,372	20,142	174	34,688
Acquisition and integration expense	253	—	—	253
Total operating expenses	16,599	1,689,291	1,758	1,707,648

Operating income (loss)	(16,599)	89,883	(928)	72,356

Other income (expense)
Interest expense and financing costs, net	(11,102)	(14,398)	—	(25,500)
Loss on termination of financing agreements	(1,804)	—	—	(1,804)
Other income (expense), net	614	130	142	886
Change in value of common stock warrants	(2,211)	—	—	(2,211)
Equity earnings (losses) from subsidiaries	84,718	—	(84,718)	—
Equity earnings from Laramie Energy, LLC	—	—	11,651	11,651
Total other income (expense), net	70,215	(14,268)	(72,925)	(16,978)

Income (loss) before income taxes	53,616	75,615	(73,853)	55,378
Income tax benefit (expense)	—	(32,424)	30,662	(1,762)
Net income (loss)	$53,616	$43,191	$(43,191)	$53,616

Adjusted EBITDA	$(12,558)	$119,808	$(222)	$107,028

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended September 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(5,822)	$4,510	$(4,510)	$(5,822)
Inventory valuation adjustment	—	3,944	—	3,944
Unrealized loss (gain) on derivatives	—	2,858	—	2,858
Acquisition and integration expense	2,134	—	—	2,134
Change in value of common stock warrants	1,067	—	—	1,067
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (1)	—	—	1,271	1,271
Depreciation, depletion, and amortization	1,268	11,915	9	13,192
Interest expense and financing costs, net	2,726	7,699	—	10,425
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(2,321)	(2,321)
Equity losses (income) from subsidiaries	(6,574)	—	6,574	—
Income tax expense (benefit)	48	1,400	(1,089)	359
Adjusted EBITDA	$(5,153)	$32,326	$(66)	$27,107

	Three Months Ended September 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$18,824	$10,183	$(10,183)	$18,824
Inventory valuation adjustment	—	9,423	—	9,423
Unrealized loss (gain) on derivatives	—	(3,033)	—	(3,033)
Change in value of common stock warrants	975	—	—	975
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (1)	—	—	(997)	(997)
Depreciation, depletion, and amortization	624	10,492	188	11,304
Interest expense and financing costs, net	2,589	4,830	—	7,419
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	444	444
Equity losses (income) from subsidiaries	(26,999)	—	26,999	—
Income tax expense (benefit)	—	17,284	(16,584)	700
Adjusted EBITDA	$(3,987)	$49,179	$(133)	$45,059

	Nine Months Ended September 30, 2018
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$25,541	$39,524	$(39,524)	$25,541
Inventory valuation adjustment	—	(20,034)	—	(20,034)
Unrealized loss (gain) on derivatives	—	4,849	—	4,849
Acquisition and integration expense	3,314	201	—	3,515
Change in value of common stock warrants	396	—	—	396
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (1)	—	—	2,440	2,440
Depreciation, depletion, and amortization	3,245	35,730	29	39,004
Interest expense and financing costs, net	8,066	21,280	—	29,346
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(6,714)	(6,714)
Equity losses (income) from subsidiaries	(55,321)	—	55,321	—
Income tax expense (benefit)	48	12,417	(11,580)	885
Adjusted EBITDA	$(14,711)	$104,467	$(28)	$89,728

	Nine Months Ended September 30, 2017
	Parent Guarantor	Issuer	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$53,616	$43,191	$(43,191)	$53,616
Inventory valuation adjustment	—	(1,989)	—	(1,989)
Unrealized loss (gain) on derivatives	—	79	—	79
Acquisition and integration expense	253	—	—	253
Loss on termination of financing agreements	1,804	—	—	1,804
Change in value of common stock warrants	2,211	—	—	2,211
Severance costs	1,200	395	—	1,595
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (1)	—	—	(14,914)	(14,914)
Depreciation, depletion, and amortization	1,974	31,310	564	33,848
Interest expense and financing costs, net	11,102	14,398	—	25,500
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	3,263	3,263
Equity losses (income) from subsidiaries	(84,718)	—	84,718	—
Income tax expense (benefit)	—	32,424	(30,662)	1,762
Adjusted EBITDA	$(12,558)	$119,808	$(222)	$107,028
________________________________________

(1)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.
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

Our liquidity position as of September 30, 2018 was $184.9 million and consisted of $137.2 million at Par Petroleum, LLC and subsidiaries, $47.5 million at Par Pacific Holdings, and $0.2 million at all our other subsidiaries. Our consolidated liquidity position as of November 2, 2018 was $182.1 million. The change in our liquidity position from September 30, 2018 to November 2, 2018 was primarily attributable to changes in working capital.
As of September 30, 2018, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, and cash on hand of $87.7 million. In addition, we have the Supply and Offtake Agreements with J. Aron, which are used to finance the majority of the inventory at our Hawaii refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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
Cash Flows
The following table summarizes cash activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$51,900	$105,456
Net cash used in investing activities	(103,724)	(19,869)
Net cash provided by (used in) financing activities	21,224	(55,561)
Net cash provided by operating activities was approximately $51.9 million for the nine months ended September 30, 2018, which resulted from net income of approximately $25.5 million, non-cash charges to operations of approximately $54.2 million, and net cash used for changes in operating assets and liabilities of approximately $27.9 million. The change in our operating assets and liabilities for the nine months ended September 30, 2018 is primarily due to a decrease in our Obligations under inventory financing agreements driven by the timing of crude oil purchases and deliveries. Net cash provided by operating activities was approximately $105.5 million for the nine months ended September 30, 2017, which resulted from net income of approximately $53.6 million, non-cash charges to operations of approximately $39.2 million, and net cash provided by changes in operating assets and liabilities of approximately $12.6 million.
For the nine months ended September 30, 2018, net cash used in investing activities was approximately $103.7 million and primarily related to $74.3 million for the Northwest Retail Acquisition and additions to property and equipment totaling approximately $30.2 million. Net cash used in investing activities was approximately $19.9 million for the nine months ended September 30, 2017 and related to additions to property and equipment.
Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $21.2 million, which consisted primarily of net debt repayments of approximately $8.4 million and net borrowings associated with the J. Aron deferred payment of approximately $30.7 million. Net cash used in financing activities for the nine months ended September 30, 2017 was approximately $55.6 million, which consisted primarily of net debt repayments from borrowings of approximately $53.2 million and net repayments of the J. Aron deferred payment arrangement of $1.5 million.
Capital Expenditures
Our capital expenditures for the nine months ended September 30, 2018 totaled approximately $30.2 million and were primarily related to the first phase of our hydrotreater construction at our Hawaii refinery, other refinery facilities and equipment at both refineries, and scheduled maintenance. Our capital expenditure budget for 2018 ranges from $50 million to $55 million and primarily relates to annual maintenance costs and growth projects at our refining and retail segments, including the first phase of our hydrotreater construction to increase ultra-low sulfur distillate production capacity at our Hawaii refinery and expansion projects at our Wyoming refinery.

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

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of work that remains to be completed related to the Consent Decree; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the closing of the Hawaii Refinery Expansion, including the timing of closing and the anticipated synergies and other benefits thereof; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended September 30, 2018 of 89 thousand barrels per day, would change annualized operating income by approximately $31.9 million. This analysis may differ from actual results.
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
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through February 28, 2019. At September 30, 2018, these open commodity derivative contracts represent:

•	OTC swap purchases of 181 thousand barrels that economically hedge our crude oil and refined products month-end target inventory under our Supply and Offtake Agreements;

•	futures sales contracts of 125 thousand barrels that economically hedge our jet fuel inventory;

•	OTC swap sales of 250 thousand barrels that economically hedge our refined products exports;

•	futures purchases contracts of 305 thousand barrels that economically hedge our sales of refined products; and

•	option collars of 60 thousand barrels per month and OTC swaps of 15 thousand barrels per month, both through December 2018, that economically hedge our internally consumed fuel.
Based on our net open positions at September 30, 2018, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $0.2 million to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 72 thousand barrels per day of crude oil during the refining process at our Hawaii refinery. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost. We have economically hedged our internally consumed fuel cost at our Hawaii refinery by purchasing option collars and swaps. These option collars have a weighted-average strike price ranging from a floor of $37.49 per barrel to a ceiling of $68.33 per barrel. The OTC swaps have a weighted-average price of $46.45. We do not economically hedge our internally consumed fuel cost at our Wyoming refinery.
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
Interest Rate Risk
As of September 30, 2018, we had no outstanding debt that was subject to floating interest rates. We had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.0 million and $0.5 million per year, respectively.
We utilize interest rate swaps to manage our interest rate risk. As of September 30, 2018, we had locked in a fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matures in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis and accumulated and reported to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended September 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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
The pending Hawaii Refinery Expansion may not close as anticipated.
The Hawaii Refinery Expansion is expected to close in the fourth quarter of 2018, subject to the satisfaction of certain closing conditions. If these conditions are not satisfied or waived, the Hawaii Refinery Expansion will not be consummated. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties contained in the Hawaii Refinery Expansion purchase agreement;

•	the performance by each party of its obligations under the Hawaii Refinery Expansion purchase agreement;

•	the absence of any decree, order, injunction, ruling, or judgment that prohibits the Hawaii Refinery Expansion or makes the Hawaii Refinery Expansion unlawful;

•	the absence of a material adverse effect with respect to the assets to be acquired in the Hawaii Refinery Expansion;

•	the separation by IES of the refining units that it is retaining at its Hawaii refinery from the assets to be acquired in the Hawaii Refinery Expansion; and

•	the execution of certain agreements related to the consummation of the Hawaii Refinery Expansion.
In addition, we and IES can mutually agree to terminate the Hawaii Refinery Expansion purchase agreement without completing the Hawaii Refinery Expansion. Further, we or IES can unilaterally terminate the Hawaii Refinery Expansion purchase agreement without the other party’s agreement and without completing the Hawaii Refinery Expansion upon the occurrence of certain events.
We cannot assure you that the pending Hawaii Refinery Expansion will close on our expected timeframe, or at all, or close without material adjustment.

We may fail to successfully integrate the assets to be acquired in the Hawaii Refinery Expansion with our existing business in a timely manner, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows, or we may fail to realize all of the expected benefits of the Hawaii Refinery Expansion, which could negatively impact our future results of operations.
Integration of the assets to be acquired in the Hawaii Refinery Expansion with our existing business will be a complex, time-consuming, and costly process. A failure to successfully integrate the assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations, or cash flows. The difficulties of combining the assets with our existing operations include, among other things:

•
the operational complexities associated with us operating the assets to be acquired in the Hawaii Refinery Expansion and IES operating the related logistics assets as separate business operations when they were previously integrated as a single business operation;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	the diversion of management’s attention from other business concerns;

•	an inability to complete other internal growth projects and/or acquisitions; and

•	difficulties integrating the assets with our other assets in Hawaii.
If we consummate the Hawaii Refinery Expansion and if any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits of the Hawaii Refinery Expansion may not be fully realized, if at all, and our future results of operations could be negatively impacted. In addition, the assets to be acquired in the Hawaii Refinery Expansion may actually perform at levels below the forecasts we used to evaluate the assets, due to factors that are beyond our control. If the assets perform at levels below the forecasts we used to evaluate the assets, then our future results of operations could be negatively impacted.
Flaws in our ongoing due diligence in connection with the assets to be acquired in the Hawaii Refinery Expansion could have a significant negative effect on our financial condition and results of operations.
We conducted limited due diligence in connection with the Hawaii Refinery Expansion prior to signing the purchase agreement with respect thereto and are continuing to conduct due diligence during the period between the signing and closing of the Hawaii Refinery Expansion. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance, and legal professionals who must be involved in the due diligence process and the fact that such efforts do not always lead to a consummated transaction. Diligence may not reveal all material issues that may affect the assets to be acquired in the Hawaii Refinery Expansion. In addition, factors outside of our control may later arise. If, during the due diligence process, we fail to identify issues specific to the assets, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in other reporting losses. We cannot assure you that we will not have to take write-downs or write-offs in connection with the acquisitions of certain of the assets and assumption of certain liabilities of the assets to be acquired in the Hawaii Refinery Expansion, which could have a negative effect on our financial condition and results of operations following closing.
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

Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2018:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2018	3,396	$17.29	—	—
August 1 - August 31, 2018	1,510	17.29	—	—
September 1 - September 30, 2018	8,670	20.34	—	—
Total	13,576	$19.24	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLSOURE
Not applicable.
Item 5. OTHER INFORMATION
In response to the comments received from the staff of the SEC, the Company is supplementing certain disclosures to provide additional information in Item 2, Properties, of its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) with respect to internal controls over reserve estimates, proved undeveloped reserves, and drilling activity included.
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
Drilling Activity
Laramie Energy is currently running one drilling rig performing multi-well pad drilling in the Mesaverde Formation. Due to the emergence and further refinement of certain technological innovations in completion techniques such as low-cost proppantless fracturing, or “sandless fracing,” Laramie Energy is utilizing enhanced frac design to reduce the overall number of wells required to drain the same proven undeveloped acreage. As a result, Laramie Energy adjusted its development well pattern from three to two column spacing per section in 2017 to account for these improvements. This drilling pattern is intended to more efficiently develop the same sections, acreage, and reserves as were targeted in prior development plans with fewer wells per section. Our current development plan is designed to take advantage of the improved efficiencies provided by this drilling pattern as well as cost reductions provided by the Gathering Contract described above and a $17.6 million water gathering, treating, storage, and redelivery system completed by Laramie Energy in 2017 (the “water treatment facility”). During 2017, drill times averaged 4.9 days per well, or 6.3 wells per month, and the typical pad contained 16-24 wells, depending on the well spacing being utilized on the pad.
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

4.16	Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.17	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

10.1	Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018. * #

10.2	Unit Purchase Agreement by and among Laramie Energy, LLC, EnCap Energy Capital Fund VI, L.P., and EnCap Energy VI-B Acquisitions, L.P., dated as of October 18, 2018. * #

10.3
Second Amendment to Loan and Security Agreement dated as of October 16, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and the other members party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent. *

10.4	Fourth Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC, dated as of October 18, 2018, by and among Par Piceance Energy Equity LLC and the other members party thereto. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Documents.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

Date: November 7, 2018