Form 10-Q/A
period 2018-09-30
PAR PACIFIC HOLDINGS, INC.
filed 2019-02-04
CIK 821483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

(Former name, former address and former fiscal year, if changed since last report):

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

6974510v1

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

45,876,894 shares of Common Stock, $0.01 par value, were outstanding as of November 2, 2018

EXPLANATORY NOTE

On November 7, 2018, Par Pacific Holdings, Inc. (the “Company”) filed the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (the “Form 10-Q”) with the Securities and Exchange Commission (the “Commission”). This Amendment No. 1 to Form 10-Q (this “Amendment”) is an exhibit-only filing in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.2, as originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.2 based on comments from the Commission.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has set forth the complete text of Item 6, as amended. This Amendment speaks as of the filing date of the Form 10-Q, does not update information in the Form 10-Q to reflect events that have occurred subsequent to the filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q. Except as described above, no other amendments are being made to the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s subsequent filings made with the Securities and Exchange Commission since November 7, 2018. The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

6974510v1

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

6974510v1

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

10.1
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018. #

10.2	Unit Purchase Agreement by and among Laramie Energy, LLC, EnCap Energy Capital Fund VI, L.P., and EnCap Energy VI-B Acquisitions, L.P., dated as of October 18, 2018. * #

10.3
Second Amendment to Loan and Security Agreement dated as of October 16, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and the other members party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018.

6974510v1

10.4
Fourth Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC, dated as of October 18, 2018. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018.

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
***     Previously filed.
@    Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
#    Confidential treatment has been requested for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the Securities and Exchange Commission..

6974510v1

SIGNATURES
Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PACIFIC HOLDINGS, INC. (Registrant)

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Date: February 4, 2019

6974510v1