Form 10-K
period 2018-12-31
PAR PACIFIC HOLDINGS, INC.
filed 2019-03-11
CIK 821483

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
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $559,047,131 based on the closing sales price of the common stock on the New York Stock Exchange as of June 29, 2018. As of March 4, 2019, 49,539,919 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

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

feedstocks	Crude oil or partially refined petroleum products that are processed or blended into refined products.
jobber	A petroleum marketer.
LSFO	Low sulfur fuel oil.
Mbbls	Thousand barrels of crude oil or other liquid hydrocarbons.
Mbpd	Thousand barrels per day.
MMbbls	Million barrels of crude oil or other liquid hydrocarbons
MMcf	Million cubic feet, a unit of measurement for natural gas.
MMcfd	Million cubic feet per day.
MMcfe	Million cubic feet equivalent which is determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil.
MMbtu	Million British thermal units.
MW	Megawatt.
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

ii

PART I

Item  1. BUSINESS
OVERVIEW
Par Pacific Holdings, Inc., headquartered in Houston, Texas, owns and operates market-leading energy and infrastructure businesses. Our strategy is to acquire and develop energy and infrastructure businesses in logistically-complex markets.
Our business is organized into three primary operating segments:
1) Refining - We own and operate three refineries with total throughput capacity of over 200 Mbpd. Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, produces distillate, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
2) Retail - We operate 124 retail outlets in Hawaii, Washington, and Idaho. Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele® and 76® branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. During 2018, we completed the rebranding of 24 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
3) Logistics - We operate an extensive, multimodal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single-point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We also own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. In Washington, we own and operate a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves McChord Air Force Base.
We also own a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy,”), a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
On January 9, 2018, we entered into an Asset Purchase Agreement with CHS Inc. to acquire twenty-one (21) owned retail gasoline, convenience store facilities and twelve (12) leased retail gasoline, convenience store facilities, all at various locations in Washington and Idaho (collectively, “Northwest Retail”). On March 23, 2018, we completed the acquisition for cash consideration of approximately $74.5 million (the “Northwest Retail Acquisition”). The results of operations of Northwest Retail are included in our retail segment commencing March 23, 2018.
On August 29, 2018, following the announcement by IES Downstream, LLC (“IES”) that it was ceasing refining operations in Hawaii, we entered into a Topping Unit Purchase Agreement with IES to purchase certain of IES’s refining units and related assets in addition to certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Hawaii Refinery Expansion”). On December 19, 2018, we completed the asset purchase for approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million. The results of operations of the acquired assets are included in our refining segment commencing December 19, 2018.
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business, for $358 million including working capital acquired (the “Washington Refinery Acquisition”). The Washington Refinery Acquisition includes a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics network are located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Refinery Acquisition for a total purchase price of $326.7 million, including acquired net working capital, consisting of cash consideration of $289.7 million and approximately 2.4 million shares of our common stock issued to the seller of U.S. Oil. The Washington refinery's results of operations are included in our refining and logistics segments commencing January 11, 2019.

Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 20—Segment Information to our consolidated financial statements under Item 8 of this Form 10-K for detailed information on our operating results by segment.
Corporate Information
Our common stock is listed and trades on the New York Stock Exchange (the "NYSE") under the ticker symbol “PARR.” Our principal executive office is located at 825 Town and Country Lane, Suite 1500, Houston, Texas 77024 and our telephone number is (281) 899-4800. Throughout this Annual Report on Form 10-K, the terms “Par,” “the Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.
Available Information
Our website address is www.parpacific.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “Investors”) free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
OPERATING SEGMENTS
Refining
Our refining segment buys and refines crude oil and other feedstocks into petroleum products (such as gasoline and distillates) at our Hawaii, Wyoming, and Washington refineries.
Hawaii Refinery
Our Hawaii refinery is located in Kapolei, Hawaii, on the island of Oahu and is rated at 148 Mbpd throughput capacity with a Nelson Complexity Index of 4.0. The Hawaii refinery’s major processing units include crude distillation, vacuum distillation, visbreaking, hydrocracking, naphtha hydrotreating, and reforming units, which produce ULSD, gasoline, jet fuel, marine fuel, LSFO, and other associated refined products. We believe the configuration of our Hawaii refinery uniquely fits the demands of the Hawaii market. The co-located refinery has two facility locations that are approximately two miles from one another:
1) Par East - Our legacy refinery assets, which we have owned and operated since the acquisition in 2013 from Tesoro Corporation ("Tesoro," which changed its name to Andeavor Corporation prior to being purchased by Marathon Petroleum Company in October 2018).
2) Par West - The recently-acquired assets from IES.
We source our crude oil for the Hawaii refinery from North America, Asia, Latin America, Africa, the Middle East, and other sources. Crude oil is transported to Hawaii in tankers then discharged through our SPM or third-party logistics networks. Our three underwater pipelines from the SPM allow crude oil and refined products to be transferred to and from the Hawaii refinery.
Crude oil is received into the Hawaii refinery tank farm, which includes 2.4 MMbbls of total owned crude oil storage, and/or third-party crude oil storage. We process the crude oil through various refining units into products and store them in the Hawaii refinery’s owned 2.5 MMbbls of refined and additional third-party product storage. This storage capacity allows us to manage the various product requirements of our customers in the state of Hawaii.
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

Set forth below are summaries of the capacity of our Hawaii refinery as of December 31, 2018:

Hawaii Refining Unit	Capacity (Mbpd)
Crude Units	148
Vacuum Distillation Units	75
Hydrocracker	19
Catalytic Reformer	13
Visbreaker	11
Naphtha Hydrotreater	13

Hawaii Refining Unit	Capacity
Hydrogen Plant (MMcfd)	18
Co-generation Turbine Unit (MW)	32
The Hawaii refinery operated at an average throughput of 74.9 Mbpd, or 78% utilization, to meet local demand for the year ended December 31, 2018. Below is a summary of our Hawaii refinery’s throughput percentage by type of crude oil and the product yield percentages for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016

Feedstocks throughput (Mbpd)	74.9	73.7	70.2
Source of crude oil:
North America	35.0%	23.8%	41.7%
Asia	20.6%	23.1%	30.0%
Africa	32.4%	24.9%	13.7%
Latin America	1.0%	0.1%	3.9%
Middle East	11.0%	28.1%	10.7%
Total	100.0%	100.0%	100.0%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	27.1%	27.8%	26.8%
Distillates	47.4%	48.2%	44.7%
Fuel oils	17.8%	15.7%	20.1%
Other products	4.5%	5.0%	4.8%
Total yield	96.8%	96.7%	96.4%
Our Hawaii refining business transports refined products through our logistics network and sells to wholesale and bulk customers and to our retail business in Hawaii. Wholesale customers include jobbers and other non-end users, as well as 33 fueling stations where operations and consumer pricing are controlled by third parties. Bulk customers include utilities, military bases, marine vessels, industrial end-users, and exports.
The profitability of our Hawaii refining business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. We believe the Singapore 4-1-2-1 crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel) and one barrel of fuel oil) best reflects a market indicator for our Hawaii refinery operations. During the course of 2018, the index exhibited high volatility with lows observed during the first quarter. The Singapore 4-1-2-1 crack spread averaged $7.22 per barrel during 2018 with a low of $6.38 per barrel average in the first quarter and a high of $8.23 per barrel average in the fourth quarter.

Below is a summary of average crack spreads for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
4-1-2-1 Singapore Crack Spread	$7.22	$7.18	$3.74
We are building a new 10 Mbpd Diesel Hydrotreater ("DHT") unit for an estimated cost of $27 million and we estimate project completion and startup to occur during the third quarter of 2019. The new unit is expected to allow us to convert an additional six to eight thousand barrels per day of intermediate products into jet fuel and/or ULSD and help position us for new regulations regarding marine fuels to be implemented in 2020 by the International Maritime Organization ("IMO 2020").
Wyoming Refinery
Our Wyoming refinery is located in Newcastle, Wyoming, on approximately 121 fee-owned acres, and is rated at 18 Mbpd throughput capacity with a Nelson Complexity Index of 10.9. The Wyoming refinery’s major processing units include crude distillation, catalytic cracker, naphtha hydrotreating, and reforming units, which produce gasoline, ULSD, jet fuel, and other associated refined products.
We source our crude oil for the Wyoming refinery from local producers in the Petroleum Administration for Defense District IV Rocky Mountain (“PADD IV”) region of the United States as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned pipeline network and the rest is delivered by truck.
Crude oil is received into the refinery tank farm and crude oil terminals, which include 256 Mbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the Wyoming refinery's 451 Mbbls of refined product tankage. The Wyoming refinery's storage capacity allows us to manage the various product requirements of our customers in the states of Wyoming and South Dakota and other targeted market destinations.
Set forth below is a summary of the capacity of our Wyoming refinery as of December 31, 2018:

Wyoming Refining Unit	Capacity (Mbpd)
Crude Unit	18
Residual Fluid Catalytic Cracker	7
Catalytic Reformer	3
Naphtha Hydrotreater	3
Diesel Hydrotreater	6
Isomerization	5
The Wyoming refinery operated at an average throughput of 16.4 Mbpd, or 91% utilization, for the year ended December 31, 2018. Below is a summary of the Wyoming refinery's product yield percentages for the years ended December 31, 2018 and 2017, and for the period from July 14, 2016 (the date of acquisition) to December 31, 2016:

	Year Ended December 31,	Year Ended December 31,	July 14, 2016 to December 31,
	2018	2017	2016

Feedstocks Throughput (Mbpd)	16.4	15.5	15.8
Yield (% of total throughput):
Gasoline and gasoline blendstocks	49.5%	51.9%	56.0%
Distillate	45.8%	42.8%	39.3%
Fuel oil	1.6%	2.2%	1.9%
Other products	0.8%	0.8%	1.0%
Total yield	97.7%	97.7%	98.2%
Our Wyoming refining business sells refined products through our logistics network to wholesale, bulk, and retail customers primarily in the Rapid City, South Dakota, area. Products are also distributed by rail from our refinery to markets beyond our logistics network.

The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe our Wyoming refining operations are best captured by the Wyoming 3-2-1 Index, or three barrels of WTI converted into two barrels of gasoline and one barrel of distillate (jet fuel and diesel). We believe the Wyoming 3-2-1 crack spread, a 50%/50% blend of Rapid City 3-2-1 and Denver 3-2-1 (WTI based) crack spreads, best reflects a market indicator for our Wyoming refining and fuel distribution operations. The Wyoming 3-2-1 Index averaged $22.69 per barrel during 2018 with a low of $15.65 per barrel average in the first quarter and a high of $26.25 per barrel average in the third quarter.
Below is a summary of average crack spreads for the years ended December 31, 2018 and 2017, and for the period from July 14, 2016 (the date of acquisition) to December 31, 2016:

	Year Ended December 31,	Year Ended December 31,	July 14, 2016 to December 31,
	2018	2017	2016
Wyoming 3-2-1 Index	$22.69	$21.80	$16.27
Washington Refinery
Our Washington refinery is located in Tacoma, Washington, on approximately 139 fee-owned acres, and is rated at 42 Mbpd throughput capacity with a Nelson Complexity Index of 5.4. The Washington refinery's major processing units include crude distillation, vacuum unit, jet treater, diesel hydrotreater, isomerization, and reforming units, which produce distillate, gasoline, asphalt, and other associated refined products that are primarily marketed in the Pacific Northwest.
We source our crude oil for the Washington refinery primarily from Canadian and Bakken producers as well as other North American sources. Most of the crude oil is delivered to the refinery via our owned unit train facility and the rest is delivered by barge.
Crude oil is received into the refinery tank farm, which includes 1.4 MMbbls of total crude oil storage. We process the crude oil through various refining units into products and store them in the refinery's 1.5 MMbbls of refined product tankage. This storage capacity allows us to manage the various product requirements of our customers in the state of Washington and other targeted market destinations.
Set forth below is a summary of the capacity of our Washington refinery as of December 31, 2018:

Washington Refining Unit	Capacity (Mbpd)
Crude Unit	42
Vacuum Unit	19
Naptha Hydrotreaters	10
Catalytic Reformers	6
Diesel Hydrotreater	8
Isomerization	4
Competition
All facets of the energy industry are highly competitive. Our competitors include major integrated, national, and independent energy companies. Many of these competitors have greater financial and technical resources and staff which may allow them to better withstand and react to changing and adverse market conditions.
Our refining business sources and obtains all of our crude oil from third-party sources and competes globally for crude oil and feedstocks. Our Hawaii refinery, through our facility with J. Aron, has access to a large variety of markets for crude oil imports and product exports. Please read “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Supply and Offtake Agreements” of this Form 10-K for further information. Our Wyoming refinery sources its crude oil and feedstocks primarily from the PADD IV region of the United States. Our Washington refinery utilizes an intermediation arrangement with Merrill Lynch and sources its crude oil and feedstocks primarily from North Dakota and Canada.
Our Hawaii refinery product slate is tailored to meet local on-island demand. Outside the Hawaii market, our refined product sales from our Hawaii refinery typically target the Eastern Asia and U.S. West Coast markets. Our Wyoming refinery primarily sells refined products locally in the PADD IV region. Our Washington refinery primarily sells refined products in the Pacific Northwest region.
Retail
The retail segment includes 91 locations in Hawaii and 33 locations in Washington and Idaho where we set the price to the retail consumer. Of these, 34 of the Hawaii locations and all 33 Washington and Idaho locations are outlets operated by our personnel and include various sizes of kiosks, snack shops, or convenience stores. The remaining 57 Hawaii locations are cardlocks or sites operated by third parties where we retain ownership of the fuel and set retail pricing.
We hold exclusive licenses within the state of Hawaii to utilize the “76” brand for retail locations. Since 2016, we have completed the rebranding of 39 out of our 91 fueling stations in Hawaii to Hele, a new proprietary brand. All of the manned Hawaii locations and one cardlock are currently operated under one of those brands (see table below). The “76” license agreement expires September 24, 2024, unless extended by mutual agreement. During 2018, we completed the rebranding of 24 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho operate under the “Cenex®” and “Zip Trip®” brand names.
As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip convenience stores.
The following table shows our owned and leased retail outlets by location and type:

Location and Channel of Trade	“76” Brand	Hele Brand	Cenex® Zip Trip Brand	Unbranded	Total
Oahu
Company operated	2	18	—	—	20
7-Eleven alliance	22	7	—	—	29
Fee operated	5	3	—	—	8
Cardlock	—	1	—	3	4
Oahu total	29	29	—	3	61
Big Island
Company operated	3	6	—	—	9
Fee operated	3	—	—	—	3
Big Island total	6	6	—	—	12
Maui
Company operated	1	4	—	—	5
Fee operated	2	—	—	—	2
Maui total	3	4	—	—	7
Kauai
Fee operated	3	—	—	—	3
Cardlock	—	—	—	8	8
Kauai total	3	—	—	8	11
Total for Hawaii locations	41	39	—	11	91

Washington
Company operated	—	—	25	—	25
Washington total	—	—	25	—	25
Idaho
Company operated	—	—	8	—	8
Idaho total	—	—	8	—	8
Total for Washington and Idaho locations	—	—	33	—	33

Total for Retail segment	41	39	33	11	124

Competition
Competitive factors that affect our retail performance include product price, station appearance, location, customer service, and brand awareness. Our Hawaii competitors include the Shell, Texaco, Costco, Safeway, and Sam’s Club national brands, regional brand Aloha, and other local retailers. Competitors of our Northwest Retail assets include the Chevron, Exxon, Conoco, Safeway, and Costco national brands, regional brands such as Maverik, Holiday, and Fred Meyer, and other local retailers.
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
The Oahu logistics network includes a 27-mile wholly owned and operated pipeline network that transports refined products from our Hawaii refinery to delivery locations (the "Honolulu Products Pipeline"). The majority of our Oahu refined product volumes are distributed through the Honolulu Products Pipeline to (i) our leased and operated Sand Island terminal, (ii) the Honolulu International Airport, (iii) interconnections to Navy and Air Force fuel facilities, and (iv) a third-party terminal in Honolulu Harbor. In addition to the Honolulu Products Pipeline, we own four proprietary pipelines connecting our Hawaii refinery to Kalaeloa Barbers Point Harbor, approximately three miles from the Hawaii refinery. The four pipelines deliver refined products to barges for distribution to the neighboring islands or export, the local utility pipeline and storage network, and another third-party terminal on the west side of Oahu. The Oahu pipeline network is generally configured to be bidirectional, allowing for both delivery and receipt of products.
In connection with the Hawaii Refinery Expansion, we entered into a long-term agreement with IES for storage and throughput at the Par West location. The agreement provides for the right to utilize 2 MMbbls barrels of dedicated crude and refined product storage, as well as certain IES logistics assets, including its off-shore mooring and Honolulu pipeline system.
Crude oil is presently transferred to the Par West facility via the IES off-shore mooring and a 30-inch undersea pipeline. We have agreed to construct an on-shore pipeline manifold that will connect the IES pipeline into our owned SPM pipeline (the “Tie-In”). The Tie-In is expected to allow crude to be transferred from our SPM to the Par East facility and the Par West facility, the two locations of our co-located Hawaii refinery. The Tie-In provides operational flexibility and redundancy in the event of maintenance on the off-shore pipelines. It also allows us to avoid throughput charges for use of the IES off-shore mooring. The Tie-In is expected to be completed in mid-2019.
Our terminal facilities on Oahu include our Sand Island facility that comprises two tanks with a total capacity of 30 Mbbls, as well as contractual rights to utilize strategically located third-party facilities both near the Hawaii refinery and at Honolulu Harbor near downtown.
We also operate a proprietary trucking business on Oahu to distribute gasoline and road diesel to the final point of sale.
Our logistics network for the islands neighboring Oahu consists of leased barge equipment and refined product tankage and proprietary trucking operations on the islands of Maui, Hawaii, Molokai, and Kauai. Specifically, we charter two barges to serve our neighbor island markets. This includes the Nale with 86 Mbbls of capacity and the Ne’ena with 52 Mbbls of capacity. In addition to neighbor island deliveries, the Ne’ena is utilized to service our bunker fuel customers, such as passenger cruise ships and container vessels. We also lease the barge Capella primarily for the import of ethanol from the U.S. West Coast with periodic backhauls of refined products for sale in the Pacific Northwest.
The barges deliver to, and product is dispensed from, a neighbor island network of seven petroleum terminals with total storage capacity of 301 Mbbls.

Wyoming Logistics
Our Wyoming logistics network includes a 140-mile crude oil pipeline gathering system that provides us access to crude oil from the Powder River Basin. This network also includes a 40-mile refined products pipeline that transports product from our Wyoming refinery to a common carrier with access to Rapid City, South Dakota.
The logistics network in Wyoming includes storage, loading racks, and a rail siding at the refinery site. Our crude oil and refined product tanks at the Wyoming refinery have a total capacity of 470 Mbbls. We also own and operate a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota.
Washington Logistics
Our Washington logistics network includes 2.9 MMbbls of storage capacity, a proprietary 14-mile jet fuel pipeline, a marine terminal with 15 acres of waterfront property, a unit train-capable rail loading terminal with 107 unloading spots, and a truck rack with six truck lanes and 10 loading arms. These assets provide connectivity to Bakken, Canadian, and Alaskan crude oil and the Pacific, West Coast, Pacific Northwest, and Rockies product markets.
Hawaii Market
The Hawaii State Department of Business, Economic Development, and Tourism (“DBEDT”) projected Hawaii’s economic growth at 1% for 2018, continuing the trend of positive but slower growth. Hawaii’s economic growth rate is expected to increase to 1.8% in 2019.
With tourism as the principal engine behind Hawaii’s economy, the state registered a record 9.9 million visitor arrivals in 2018, a 6% increase over 2017, and continuing a seven year trend of growth. The corresponding nominal visitor expenditures increased nearly 7%. Total number of air seats on scheduled flights to Hawaii, a leading indicator of the tourism industry, increased 8% during 2018. According to available airline schedules, scheduled air seats to Hawaii during the first nine months of 2019 are expected to increase by 0.3%, leading to an expected arrival growth of approximately 1.8% in 2019. Demand for jet fuel is somewhat higher in Hawaii during the winter months than during the summer months as tourism increases during the winter months. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.
Pacific Northwest and Rockies Markets
Spokane, Washington, and Northwest Idaho are the primary regions of our Pacific Northwest retail operations and the U.S. Census Bureau projected that the population increased 1.5% in Washington and 2.1% in Idaho from 2017 to 2018. Spokane is a regional hub in eastern Washington, with a population of over a half million and a variety of employers in the health care, retail, and other industries. According to the U.S. Bureau of Economic Analysis, personal income for the Spokane metro area grew by 3.3% between 2016 and 2017, continuing the trend of positive growth since the 2008-2009 recession. Additionally, Amazon is constructing a new fulfillment center near the Spokane International Airport that is anticipated to open in late 2019, and future regional growth and increased traffic is expected.
The primary market for our Wyoming refined products is the Black Hills Region in South Dakota, driven largely by Pennington, Lawrence, and Meade Counties, which represents nearly half of the state’s taxable tourism sales. According to the U.S. Census Bureau, the population in Pennington County, the state's second largest county, increased by 1.1% from 2016 to 2017. According to the U.S. Bureau of Economic Analysis, personal income in South Dakota grew by 4.9% between the fourth quarter of 2017 and the first quarter of 2018. Unemployment in South Dakota continues to remain below the national average unemployment rate at 3%.
Demand for gasoline is highly seasonal, with a large increase in demand during the summer driving season. The South Dakota economy is anchored by tourism, including visitors to Mount Rushmore and the Black Hills, as well as government and health care spending. The South Dakota tourism industry has grown for the ninth consecutive year. Visitor spending in South Dakota was approximately $4.0 billion in 2018, an increase of 2.5% over 2017, and there were approximately 14.1 million visitors, a 1.4% increase as compared to 2017. In 2018, $920 million, or 23%, of tourism dollars were spent on transportation services. We also distribute refined products to customers in central and northeastern Wyoming. The economy in Wyoming is sensitive to demand for Powder River Basin coal and other locally-produced commodities. Coal mine production in the Powder River Basin increased 18.9% in the third quarter as compared to the second quarter of 2018, however production still declined year-over-year.

OTHER OPERATIONS
Laramie Energy
As of December 31, 2018, we own a 46.0% equity investment in Laramie Energy, a joint venture entity focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
On March 1, 2016, Laramie Energy acquired certain properties in the Piceance Basin for $152.1 million. The acquired properties consisted of approximately 249 billion cubic feet equivalent of proved developed producing reserves as of December 31, 2016, more than 53 thousand net operated acres, and more than 18 thousand net non-operated acres. On February 28, 2018, Laramie Energy closed on a purchase and contribution agreement with an unaffiliated third party that contributed all of its oil and gas properties located in the Piceance Basin to Laramie Energy, consisting of approximately 24 billion cubic feet equivalent of proved developed producing reserves. The acquired and existing properties produce primarily from the Mesaverde Formation and, to a lesser extent, the Mancos Formation. The majority of the acquired acreage is adjacent to Laramie Energy’s existing assets.
As of December 31, 2018, the estimated proved reserves we own indirectly through Laramie Energy are as follows:

	Gas (MMcf)	Oil (Mbbls)	NGLs (Mbbls)	Total (MMcfe)
Company’s share of Laramie Energy
Proved developed	256,363	1,420	8,868	318,091
Proved undeveloped	81,428	325	3,715	105,668
Total	337,791	1,745	12,583	423,759
For more information regarding our proved undeveloped reserves, please read “Item 2. — Properties — Reserves — Proved Undeveloped Reserves” of this Form 10-K.
The following table presents the estimated future net cash flows related to proved developed producing, proved developed non-producing, and proved undeveloped reserves that we own indirectly through Laramie Energy as of December 31, 2018 (in thousands):

	Proved Developed Producing	Proved Developed Non-producing	Proved Undeveloped	Total (1)
Estimated future undiscounted net cash flows	$469,132	$—	$138,100	$607,232
Standardized measure of discounted future net cash flows	268,436	—	50,666	319,102
________________________________________________

(1)
Prices are based on the historical first-day-of-the-month twelve-month average posted price depending on the area. These prices are adjusted for quality, energy content, regional price differentials, and transportation fees. All prices are held constant throughout the lives of the properties. The average adjusted prices are $61.44 per barrel of crude oil, $22.40 per barrel of natural gas liquids, and $2.65 per Mcf of natural gas.

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

The following table provides a reconciliation of our share of Laramie Energy's standardized measure of discounted future net cash flows to PV-10 at December 31, 2018 (in thousands):

Standardized measure of discounted future net cash flows	$319,102
Present value of future income taxes discounted at 10% (1)	—
PV-10	$319,102
________________________________________________

(1)
There is no present value of future income taxes as we believe we have sufficient net operating loss carryforwards to offset any income. Please read Note 19—Income Taxes to our consolidated financial statements under Item 8 of this Form 10-K for further information.

For more information on our natural gas and oil operations, please read “Item 2. — Properties” of this Form 10-K.
Competition
The natural gas and oil business is highly competitive. The principal markets for natural gas and oil are refineries and transmission companies that have facilities near Laramie Energy’s producing properties. Natural gas and oil produced from Laramie Energy’s wells are normally sold to various purchasers. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas. Crude oil is picked up and transported by the purchaser from the wellhead. In some instances, Laramie Energy is charged a fee for the cost of transporting the crude oil, which is deducted from or accounted for in the price paid for the crude oil.
BANKRUPTCY AND PLAN OF REORGANIZATION
Background and General Recovery Trust
In 2011 and 2012, our predecessor, Delta Petroleum Corporation (“Delta”) and its subsidiaries (collectively “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). In March 2012, the Debtors obtained approval from the Bankruptcy Court to proceed with Laramie as the sponsor of a plan of reorganization (“Plan”). Delta emerged from bankruptcy, amended and restated its certificate of incorporation and bylaws, changed its name to Par Petroleum Corporation, and contributed the majority of its natural gas and oil properties to Laramie Energy on August 31, 2012 (the "Emergence Date"). The reorganization converted approximately $265 million of unsecured debt to equity and allowed us to preserve significant tax attributes. On the Emergence Date, the Delta Petroleum General Recovery Trust (“General Trust”) was formed to pursue certain litigation against third parties or causes of action under the U.S. Bankruptcy Code and other claims and potential claims that the Debtors hold against third parties. The General Trust was funded with $1.0 million pursuant to the Plan. The General Trust is pursuing all bankruptcy causes of action, claim objections, and resolutions and is responsible for winding up the bankruptcy. Upon liquidation of the various claims and causes of action held by the General Trust, the proceeds, less certain administrative reserves and expenses, will be transferred to us. It is unknown at this time what proceeds, if any, we will realize from the General Trust’s litigation efforts. Through December 31, 2013, the General Trust released approximately $5.2 million to us, which was available for our general use, due to a negotiated reduction in certain fees and claims associated with the bankruptcy, as well as a favorable variance in actual expenses versus budgeted expenses. No funds were released during the year ended December 31, 2018.
Shares Reserved for Unsecured Claims
The Plan provides that certain allowed general unsecured claims be paid with shares of our common stock. Pursuant to the Plan, allowed claims are settled at a ratio of 54.4 shares per $1,000 of claim. As of December 31, 2018, two related claims totaling approximately $22.4 million remained to be resolved by the Recovery Trustee. One of the two remaining claims was filed by the U.S. Government for approximately $22.4 million relating to ongoing litigation concerning a plugging and abandonment obligation in Pacific Outer Continental Shelf Lease OCS-P 0320, comprising part of the Sword Unit in the Santa Barbara Channel, California. The second unliquidated claim, which is related to the same plugging and abandonment obligation, was filed by Noble Energy Inc., the operator and majority interest owner of the Sword Unit. We believe the probability of issuing shares to satisfy the full claim amount is remote, as the obligations upon which such proof of claim is asserted are joint and several among all working interest owners and Delta, our predecessor, owned an approximate 3.4% aggregate working interest in the unit.
The settlement of claims is subject to ongoing litigation and we are unable to predict with certainty how many shares will be required to satisfy all claims. We have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at December 31, 2018. Please read “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments and Contingencies – Bankruptcy Matters” of this Form 10-K for further information.
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
Natural gas and oil production
Our activities with respect to exploration and production of natural gas and oil, including the drilling of wells and the operation and construction of pipelines, plants, and other facilities for extracting, transporting, processing, treating, or storing natural gas, crude oil, and other petroleum products, are subject to stringent environmental regulation by state and federal authorities, including the U.S. Environmental Protection Agency (“EPA”). Such regulation can increase the costs of planning, designing, installing, and operating such facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities are inherent in natural gas and oil production, transport, and storage operations and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as spills or other unanticipated releases, stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production, transport, or storage would result in substantial costs and liabilities to us.
Climate Change and Regulation of Greenhouse Gases
According to certain scientific studies, emissions of CO2, methane, nitrous oxide, and other gases commonly known as greenhouse gases (“GHGs”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant.” In response, the EPA promulgated an endangerment finding, paving the way for regulation of GHG emissions under the CAA. The EPA has now begun regulating GHG under the CAA. New construction or material expansions that meet certain GHG emissions thresholds will likely require that, among other things, a GHG permit be issued in accordance with the CAA regulations and we will be required in connection with such permitting to undertake a technology review to determine appropriate controls to be implemented with the project in order to reduce GHG emissions. Based on current company operations, however, our natural gas and oil exploration and production activities and our existing refining activities are not subject to current federal GHG permitting requirements.
Furthermore, the EPA is developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity. We believe it is unlikely that such additional GHG requirements will be finalized in the near term.
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
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health (“DOH”) has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). The GHG rules include an alternative for facilities to demonstrate that further GHG reductions are not economically viable and an additional provision that authorized the DOH to issue a waiver if GHGs are being effectively controlled as a consequence of other state initiatives and regulations such as the Renewable Portfolio Standard. The capacity of our co-located refinery in Hawaii to further reduce fuel use and GHG emissions is limited. Since Hawaii’s GHG emissions have already been reduced below 2010 levels and are projected to be less than the 1990 levels by 2020, we anticipate our refinery in Hawaii will be able to demonstrate that no further reductions are required to meet the statewide goal. Any reductions imposed by the 16% facility-specific mandate would not be cost effective and therefore should not be required. Additionally, the regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced GHG emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Regulation of GHG emissions is fairly new and highly controversial. Further regulatory, legislative, and judicial developments are likely to occur in the future. Such developments may affect how these GHG initiatives will impact us. They may also impact the use of and demand for petroleum products, which could impact our business. Further, apart from these developments, tort claims alleging property damage against GHG emissions sources may be asserted. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.
National Ambient Air Quality Standards
Over the past several years the EPA has adopted a number of new and more stringent National Ambient Air Quality Standards (“NAAQS”). Specifically new NOX and SO2 standards were set in 2010 and a new particulate matter standard was set in 2012. States are required to develop State Implementation Plans and ultimately local air districts are required to adopt rules that will (over time) improve the air quality so that it will be “In Attainment” with the existing and new NAAQS. More stringent air pollutant standards and corresponding rules have already impacted and will continue to cause many refineries to invest heavily in additional air pollution controls. Thus far, Hawaii air quality, particularly on Oahu where our Hawaii refinery is located, has met even the most recent NAAQS and the Hawaii refinery has not been required to install new controls as result of local rules. Even so, NAAQS could and, to a degree, have already forced some changes for our customer base. Power plants on the Big Island, where SO2 levels are already elevated due to volcanic activity, are switching from LSFO to diesel fuel. On Oahu, the state’s largest utility frequently cites compliance with NAAQS as one of its justifications for moving towards a cleaner bridge fuel, potentially diesel or liquefied natural gas, before reaching its renewable goals. On October 1, 2015, the EPA adopted rules that would substantially tighten the NAAQS for ground-level ozone. This rule will cause many areas of the country to fall out of attainment and for the affected states to require additional controls and limits on combustion emissions and emissions of volatile organic compounds. We do not currently anticipate that the more stringent NAAQS will impact our Hawaii, Washington, or Wyoming operations.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic

Safety Administration ("NHTSA") jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule, but they are expected to do so in 2019. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS2 requires an increasing amount of renewable fuel to be blended into the nation's transportation fuel supply, up to 36.0 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the EPA issued Renewable Fuel Standard (“RFS”), may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. In 2019, EPA is expected to conduct a rulemaking to allow year-round sales of E15. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation's transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard is January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. Our Hawaii refinery is required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East facility of our Hawaii refinery, our Wyoming refinery, and our Washington refinery were all granted small refinery status by the EPA for 2017. The EPA is expected to make small refinery status determinations for 2018 in the first quarter of 2019.
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
In addition to U.S. fuels requirements, the IMO has also adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 ("IMO 2020"). Like the rest of the refining industry, we are focused on meeting these standards and may incur costs in producing lower-sulfur fuels.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, IMO 2020, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
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
Oil Pollution Act
The Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of crude oil spills and liability for damages resulting from such spills in U.S. waters. A “responsible party” includes the owner or operator of a facility or vessel or the lessee or permittee of the area in which an offshore facility is located. While liability limits apply in some circumstances, few defenses exist to the liability imposed by the OPA.
The OPA establishes a liability limit for onshore facilities of $633.85 million and for offshore facilities of all removal costs plus $137.66 million, with lesser limits for some vessels depending upon their size. The regulations promulgated under OPA impose proof of financial responsibility requirements that can be satisfied through insurance, guarantee, indemnity, surety bond, letter of credit, qualification as a self-insurer, or a combination thereof. Failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. Further, the U.S. Congress has considered legislation that could increase our obligations and potential liability under the OPA, including by eliminating the current cap on liability for damages and increasing minimum levels of financial responsibility. It is uncertain whether, and in what form, such legislation may ultimately be adopted. We are not aware of the occurrence of any action or event that would subject us to liability under OPA and we believe that compliance with OPA’s financial responsibility and other operating requirements will not have a material adverse effect on us.
Discharges and Marine Protection
The Clean Water Act (“CWA”) regulates the discharge of pollutants to waters of the U.S., including wetlands, and requires a permit for the discharge of pollutants, including petroleum, to such waters. Certain facilities that store or otherwise handle crude oil are required to prepare and implement Spill Prevention, Control, and Countermeasure and Facility Response Plans relating to the possible discharge of oil to surface waters. We are required to prepare and comply with such plans and to obtain and comply with discharge permits. We believe we are in substantial compliance with these requirements and that any noncompliance would not have a material adverse effect on us. The CWA also prohibits spills of oil and hazardous substances to waters of the U.S. in excess of levels set by regulations and imposes liability in the event of a spill.
Other statutes provide protection to animal and plant species. These laws and regulations may require the acquisition of a permit or other authorization before drilling or construction related to the oil and gas industry commences and may limit or prohibit construction, drilling, and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. For example, the Magnuson amendment to the Marine Mammal Protection Act may limit or restrict certain new oil terminals and oil-by-rail infrastructure in the State of Washington.
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
Hydraulic Fracturing
Our and Laramie Energy’s exploration and production activities may involve the use of hydraulic fracturing techniques to stimulate wells and maximize natural gas production. Some states and localities now regulate the utilization of hydraulic fracturing and other states and localities are in the process of developing, or are considering development of, such rules. A state ballot initiative was introduced in Colorado that would have required oil and gas wells to be at least 2,500 feet from homes and other occupied buildings. This initiative was rejected, but similar legislative action could subject Laramie Energy’s drilling activities to new or enhanced federal, state, and/or local regulatory requirements, including requirements that could restrict the areas in which Laramie Energy is able to operate.
Air Emissions
Our refining operations and our and Laramie Energy’s exploration and production operations are subject to local, state, and federal regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may be resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could impose civil and criminal liability for non-compliance. An agency could require us to forego construction or operation of certain air emission sources. We believe that we are in substantial compliance with air pollution control requirements and that, if a particular permit application were denied, we would have enough permitted or permittable capacity to continue our operations without a material adverse effect on any particular producing field.
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
On September 29, 2015, the EPA announced a final rule updating standards that control toxic air emissions from petroleum refineries, addressing, among other things, flaring operations, fenceline air quality monitoring, and additional emission reductions from storage tanks and delayed coking units. Affected existing sources were required to comply with the new requirements no later than 2018, with certain refiners required to comply earlier depending on the relevant provision and refinery construction date. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.
More stringent regulation may be imposed in the future as a result of public concern about the impacts of increased oil and gas drilling activity and the availability of new information. For example, the Colorado Department of Natural Resources and the Colorado Department of Public Health and the Environment completed a study of emissions tied to oil and gas development in areas along the northern Front Range of the Rocky Mountains. It is unclear what regulatory or legislative action will be taken in response to this study and we are unable to predict the financial impact of such developments on our company going forward.
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

Environmental Agreement
On September 25, 2013 (the “Closing Date”), Par Petroleum, LLC (formerly known as Hawaii Pacific Energy; a wholly owned subsidiary of Par created for purposes of acquiring Par Hawaii Refining, LLC ("PHR")), Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR as follows:
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Par East facility of our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing. This work subjects us to risks associated with engineering, procurement, and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the closing date of the acquisition of PHR. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.
Through December 31, 2018, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of December 31, 2018, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree are presented within Capital expenditures on our consolidated statement of cash flows for the years ended December 31, 2018 and 2017. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
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
SIGNIFICANT CUSTOMERS
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. For the year ended December 31, 2017, we had one customer in our refining segment that accounted for 10% of our consolidated revenues. No other customers accounted for more than 10% of our consolidated revenues during the years ended December 31, 2018, 2017, and 2016.
EMPLOYEES
At December 31, 2018, we employed 1,285 people, 192 of whom are nonexempt employees at our co-located Hawaii refinery who are represented by the United Steelworkers Union (“USW”). Our previous collective bargaining agreement with the union expired in January 2019. We are currently in negotiations with the USW on a new extension of the collective bargaining agreement.
On January 13, 2016, a claim against us was brought to the United States National Labor Relations Board (“NLRB”) alleging a refusal to bargain collectively and in good faith. Notwithstanding the claim, we consider our relations with our represented and non-represented employees to be satisfactory. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for further information.
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
The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. — Risk Factors”, “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events, or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1A. RISK FACTORS
Our businesses involve a high degree of risk. You should consider and read carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10-K, actually occurs, our business, prospects, financial condition, results of operations, or cash flows could be materially adversely affected. In any such case, the trading price of our common stock could decline. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.
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
Earnings and cash flows from our refining segment depend on a number of factors, including to a large extent the cost of crude oil and other refinery feedstocks which has fluctuated significantly in recent years. While prices for refined products are influenced by the price of crude oil, the constantly changing margin between the price we pay for crude oil and other refinery feedstocks and the prices we receive for refined products (“crack spread”) also fluctuates significantly. The prices we pay and prices we receive depend on numerous factors beyond our control, including the global supply and demand for crude oil, gasoline, and other refined products, which are subject to, among other things:

•	changes in the global economy and the level of foreign and domestic production of crude oil and refined products;

•	availability of crude oil and refined products and the infrastructure to transport crude oil and refined products;

•	local factors, including market conditions, the level of operations of other refineries in our markets, and the volume and price of refined products imported;

•	threatened or actual terrorist incidents, acts of war, and other global political conditions;

•	government regulations or mandated production curtailments or limitations; and

•	weather conditions, hurricanes, or other natural disasters.
For example, our newly acquired Washington refinery sources crude from, among other locations, Western Canada, where the Alberta government recently announced that it will mandate oil production cuts in 2019. This action, or any similar actions, could result in an increase in the price we pay for crude oil, which may result in a decrease in the expected earnings and cash flows generated by the Washington refinery.
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
Our business is impacted by increased risks of spills, discharges, or other releases of petroleum or hazardous substances in our refining and logistics operations.
The operation of refineries, pipelines, and refined products terminals is subject to increased risks of spills, discharges, or other inadvertent releases of petroleum or hazardous substances, and we operate in and around environmentally sensitive coastal waters that are closely regulated and monitored. These events could occur in connection with the operation of our refineries, pipelines, or refined products terminals. If any of these events occur, or is found to have previously occurred, we could be liable for costs and penalties associated with their remediation under federal, state, and local environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. The penalties and clean-up costs that we may have to pay for releases or the amounts that we may have to pay to third parties for damages to their property, could be significant and have a material adverse effect on our business, financial condition, or results of operations.
Our operations, including the operation of underground storage tanks, are also subject to the risk of environmental litigation and investigations which could affect our results of operations.
From time to time we may be subject to litigation or investigations with respect to environmental and related matters, the costs of which could be material. We operate, and have in the past operated, fueling stations with underground storage tanks used primarily for storing and dispensing refined fuels. In addition, some of our fueling stations have been owned by third parties whose operation of the stations was not under our control. Federal and state regulations and legislation govern the storage tanks and compliance with these requirements can be costly. The operation of underground storage tanks poses certain risks, including leaks. Leaks from underground storage tanks, which may occur at one or more of our fueling stations, may impact soil or groundwater and could result in fines or civil liability for us.
Our insurance coverage may be inadequate to protect us from the liabilities that could arise in our business.
We carry property, casualty, business interruption, and other lines of insurance, but we do not maintain insurance coverage against all potential losses. Marine vessel charter agreements do not include indemnity provisions for oil spills so we also carry marine charterer’s liability insurance. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products to and from our refineries.
Our refineries receive and transport crude oil and refined products via tankers, barges, pipelines, and railcars. In addition to environmental risks, we could experience an interruption of supply or an increased cost to deliver refined products to market if such transportation is disrupted because of accidents, governmental regulation, or third-party action. A prolonged disruption could have a material adverse effect on our business, financial condition, and results of operations.
The financial and operating results of our refineries, including the products they refine and sell, can be seasonal.
Demand for gasoline in Wyoming and South Dakota is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. Wyoming Refining’s financial and operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality. Demand for gasoline in Washington is also highly seasonal, with a large increase in demand during the summer driving season. Conversely, the demand for the products the co-located Hawaii refinery refines and sells, and the financial and operating results for the Hawaii refinery, are often strongest in the first and fourth calendar quarters.

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
Our information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented measures, such as virus protection software and intrusion detection systems, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our business, financial condition, and results of operations. Finally, federal legislation relating to cyber security threats could impose additional requirements on our operations.
Through our investment in Laramie Energy, we are subject to all of the risks of natural gas and oil exploration and production, but we lack the ability to control Laramie Energy's operations.
Through our investment in Laramie Energy, we are exposed to all of the risks inherent in natural gas and oil exploration and production, including the risks that:

•	exploration and development drilling may not result in commercially productive reserves;

•	the operator may act in ways contrary to our best interest;

•
the marketability of our natural gas products depends mostly on the availability, proximity, and capacity of natural gas gathering systems, pipelines, and processing facilities, which are owned by third parties, as well as adequate water supplies;

•	we have no long-term contracts to sell natural gas or oil;

•
compliance with environmental and other governmental regulatory or legislative requirements could result in increased costs of operation or curtailment, delay, or cancellation of development and producing operations; and

•	a decline in demand for natural gas and oil could adversely affect our financial condition and results of operations.
Our ability to extract value from our investment in Laramie Energy is limited.
Our 46.0% ownership interest in Laramie Energy is a significant asset. However, the ability of Laramie Energy to make distributions to its owners, including us, is currently prohibited by the terms of Laramie Energy’s credit facility and the terms of its limited liability company agreement.
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
The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves as of December 31, 2018, included herein, were prepared by independent reserve engineers in accordance with the rules of the SEC and are not intended to represent the fair market value of such reserves. As required by the SEC, the estimated discounted present value of future net cash flows from proved reserves is generally based on prices and costs on the date of the estimate, while actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor the SEC requires to be used to calculate discounted future net revenues for reporting purposes is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the natural gas and oil industry in general.
Under current SEC requirements, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled and developed within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves we own indirectly through our equity investment in Laramie Energy as Laramie Energy pursues its drilling program. Moreover, we may be required to write down our proved undeveloped reserves we own indirectly through our equity investment in Laramie Energy, or we may be required to write down previously disclosed proved undeveloped reserves, if Laramie Energy does not drill and develop those reserves within the required five-year time frame.
REGULATORY RISK
Meeting the requirements of evolving environmental, health, and safety laws and regulations, including those related to climate change and marine protection, could adversely affect our performance.
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
Currently, multiple legislative and regulatory measures to address GHG emissions (including CO2, methane, and nitrous oxides) are in various phases of consideration, promulgation, or implementation. These include actions to develop national, statewide, or regional programs, each of which could require reductions in our GHG emissions. Requiring reductions in our GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, and/or (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. Requiring reductions in our GHG emissions and increased use of renewable fuels which can be supplied by producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial, and individual customers could also decrease the demand for our refined products, and could have a material adverse impact on our business, financial condition, and results of operations.
Additionally, legislation designed to protect animal and plant species, such as the Magnuson amendment to the Marine Mammal Protection Act, may limit or restrict our ability to construct or expand new oil terminals and oil-by-rail infrastructure in the State of Washington, which could have a material impact on our business, financial condition, and results of operations.
Renewable fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our business results of operations and financial condition.
The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels we produce and sell in the U.S. On November 30, 2017, the EPA issued final volume mandates for 2018, which are generally lower than the corresponding statutory mandates for that year. During 2018, we received a $1.8 million benefit and incurred a $0.7 million expense for RINs for the Par East facility of our Hawaii refinery and our Wyoming refinery, respectively. On November 30, 2018, the EPA issued final volume mandates for the year 2019 and the biomass-based diesel for 2020. All but biomass-based diesel are below the statutory mandates, with biomass-based diesel significantly greater than the statutory floor of 1.0 billion gallons. We expect to incur costs of approximately $15.2 million for RINs in 2019 for our refineries, including the newly acquired Washington refinery. In addition, as a result of the annual volume mandates, we may experience a decrease in demand for refined products due to refined products being replaced by renewable fuels.
Ongoing litigation regarding the standards for 2017, 2018, and 2019 creates some potential that the final volumes of renewable fuels that the EPA established will be revised for one or more of those years. In addition, the EPA is considering changes (not yet proposed) to the existing RFS program regulations and other regulatory initiatives under the RFS program that could impact future standards. Although uncertain, any of these events may cause the price of RINs to rise and result in additional costs in connection with RFS compliance for 2017 and 2018, costs that exceed our estimates in connection with RFS compliance for 2019 and/or increased compliance costs in future years. Such increased costs could be material and may have a material adverse impact on our business, financial condition, and results of operations. Finally, while there is no current regulatory standard that authenticates RINs that may be purchased on the open market from third parties, we believe that the RINs we purchase are from reputable sources, are valid, and serve to demonstrate compliance with applicable RFS requirements. However, if this belief proves incorrect and the RINs that we purchase are not valid or in compliance with applicable RFS requirements, our financial condition and cash flows may be adversely affected.

Several states, including Washington and Hawaii, have pursued or are considering initiatives designed to reduce the carbon intensity of the transportation sector by encouraging increased use of renewable fuels or electric vehicles or by requiring reductions in transportation fuel-related greenhouse gas emissions in the state. Since 2006, Washington has required that denatured ethanol make up at least 2% of total gasoline sold in the state and that biodiesel comprise at least 2% of total diesel sold in the state, and the Washington Department of Ecology is authorized to increase these requirements if certain conditions are met. In addition, the Washington State Legislature is currently considering adopting a clean fuels program that would limit the greenhouse gas emissions per unit of transportation fuel energy to 10 percent below 2017 levels by 2028. Compliance with this program would also be demonstrated through a credit trading program. In 2014, the State of Hawaii signed a memorandum of understanding with the U.S. Department of Energy to collaborate to produce 70% of the state’s energy needs from energy-efficient and renewable sources by 2030 and 100% of the state's energy needs from energy-efficient and renewable sources by 2045. In addition, Hawaii’s alternative fuels standard requires alternative fuels to provide 20% of highway fuel demand by 2020 and 30% by 2030. These state programs could increase the cost of consuming, and thereby reduce demand for our refined petroleum productions, which could have a material adverse effect on our business, results of operations, and financial condition.
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
In addition, from time to time, the U.S. Congress has considered, and may in the future consider and adopt “cap and trade” legislation that would establish an economy-wide cap on GHG emissions in the U.S. and would require most sources of GHG emissions to obtain emission “allowances” corresponding to their annual GHG emissions. For those GHG sources that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Any laws or regulations that may be adopted to restrict or reduce GHG emissions would likely require us to incur increased operating costs and could have an adverse effect on demand for our production. The adoption of any legislation or regulations that limits emissions of GHG from our or such drilling and production entities’ facilities, equipment, and operations could require us or such entities to incur costs to reduce emissions of GHG associated with our or such entities’ operations or could adversely affect demand for the refined petroleum products that we produce or the crude oil or natural gas that such drilling and production entities in which we hold a working interest produce.
In connection with the WRC Acquisition, we will be required to undertake significant remediation and other corrective actions with respect to certain environmental matters.
In connection with the July 14, 2016 purchase of Hermes Consolidated, LLC (d/b/a Wyoming Refining Company) and, indirectly, Wyoming Refining Company’s wholly owned subsidiary, Wyoming Pipeline Company, LLC (collectively, “Wyoming Refining” or “WRC”) (the “WRC Acquisition”), there are several environmental conditions that will require us to undertake significant remediation efforts and other corrective actions. The Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery.
As is typical of older small refineries like the Wyoming refinery, the largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2018, we have accrued $17.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder being incurred over approximately 30 years.

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
Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could result in our incurring increased operating costs that could have a material adverse effect on our financial position or results of operations.
BUSINESS RISKS
The locations of our refineries and related assets in certain limited geographic areas create an exposure to localized economic risks.
Because of the locations of our refineries in Hawaii, Washington, and Wyoming, we primarily market our refined products in relatively limited geographic areas. As a result, we are more susceptible to regional economic conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect our operating areas could also materially adversely affect our revenues and our business and operating results. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors, and reductions in the supply of crude oil.
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

Delays or cost increases related to the engineering, procurement, and construction of new facilities, or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, or results of operations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	difficulties in executing the capital projects;

•	unplanned increases in the cost of equipment, materials, or labor;

•	disruptions in transportation of equipment and materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, or spills) affecting our facilities, or those of our vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, our vendors, suppliers, contractors, or sub-contractors.
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
The retail market is diverse and highly competitive. Aggressive competition and the development of alternative fuels could adversely impact our business.
We face strong competition in the market for the sale of retail gasoline, diesel fuel, and merchandise. Our competitors include outlets owned or operated by fully integrated major oil companies or their dealers, and other well-recognized national or regional retail outlets, often selling products at very competitive prices. We compete with a number of integrated national and international oil companies who produce crude oil, some of which is used in their refining operations. Unlike these oil companies, we must purchase all of our crude oil from unaffiliated sources. Because these oil companies benefit from increased commodity prices, have greater access to capital, and have stronger capital structures, they are able to better withstand poor and volatile market conditions, such as a lower refining margin environment, shortages of crude oil and other feedstocks, or extreme price fluctuations.
Additionally, non-traditional retailers such as supermarkets, club stores, and mass merchants are also in the retail business, and these non-traditional gasoline retailers have obtained a significant share of the transportation fuels market. These retailers may use integration of operations, greater financial resources, promotional pricing or discounts, or other advantages to withstand volatile market conditions or levels of no or low profitability. The development of alternative and competing fuels in the retail market could also adversely impact our business. Increased competition from these alternatives as a result of governmental regulations, technological advances, and consumer demand could have an impact on pricing and demand for our products and our profitability.
If we are unable to obtain crude oil supplies for our refineries without the benefit of certain intermediation agreements, the capital required to finance our crude oil supply could negatively impact our liquidity.
All of the crude oil delivered at our co-located Hawaii refinery is subject to our Supply and Offtake Agreements with J. Aron and the crude oil delivered at our Washington refinery is subject to an intermediation agreement with Merrill Lynch (the “Washington Refinery Intermediation Agreement” and, together with the Supply and Offtake Agreements, the “Intermediation Agreements”). If we are unable to obtain our crude oil supply for our refineries outside of these agreements, our exposure to crude oil pricing risks may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Such increased exposure could negatively impact our liquidity position due to the increase in working capital used to acquire crude oil inventory for our refineries.

The Intermediation Agreements expose us to counterparty credit and performance risk.
We have Supply and Offtake Agreements with J. Aron, pursuant to which J. Aron will intermediate crude oil supplies and refined product inventories at our Hawaii refinery. J. Aron will own all of the crude oil in our tanks and substantially all of our refined product inventories prior to our sale of the inventories. Upon termination of the Supply and Offtake Agreements, which may be terminated by J. Aron as early as May 31, 2021, we are obligated to repurchase all crude oil and refined product inventories then owned by J. Aron and located at the specified storage facilities at then current market prices. This repurchase obligation could have a material adverse effect on our business, results of operations, or financial condition. We have a similar intermediation agreement with Merrill Lynch whereby our Washington refinery purchases crude oil supplies from third-party suppliers and Merrill Lynch provides credit support for such purchases in exchange for our pledge of all crude oil and refined products inventories from such refinery. An adverse change in the business, results of operations, liquidity, or financial condition of our intermediation counterparties could adversely affect the ability of such counterparties to perform their obligations, which could consequently have a material adverse effect on our business, results of operations, or liquidity and, as a result, our business and operating results.
Inadequate liquidity could materially and adversely affect our business operations in the future.
If our cash flow and capital resources are insufficient to fund our obligations, we may be forced to reduce our capital expenditures, seek additional equity or debt capital, or restructure our indebtedness. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all. Our liquidity is constrained by our need to satisfy our obligations under our debt agreements and the Intermediation Agreements. The availability of capital when the need arises will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, the crack spread, natural gas and crude oil prices, our credit ratings, interest rates, market perceptions of us or the industries in which we operate, our market value, and our operating performance. We may be unable to execute our long-term operating strategy if we cannot obtain capital from these or other sources when the need arises.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2018, we had $392.6 million of indebtedness, and Interest expense and financing costs, net for the year ended December 31, 2018 was $39.8 million. In connection with the Washington Refinery Acquisition in January 2019, we entered into a $250 million term loan facility with Goldman Sachs Bank USA and a $45 million term loan with Bank of Hawaii. Additionally, the Washington Refinery Intermediation Agreement was amended and remained in place at the closing of the acquisition of the Washington refinery.
Our substantial level of indebtedness could have important consequences, including the following:

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness and obligations under the Intermediation Agreements, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;

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
Our ability to meet expenses, to remain in compliance with the covenants under our debt agreements, and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. If industry and economic conditions deteriorate, our cash flow may not be sufficient to allow them to pay principal and interest on our debt and meet our other obligations.
This increase in our indebtedness may reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditure or working capital needs because we will require additional funds to service our outstanding indebtedness and may not be able to obtain additional financing.
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly and otherwise impact our ability to incur indebtedness for acquisitions and working capital needs.
We are subject to interest rate risk in connection with borrowings under certain of our debt agreements, which bear interest at variable rates. Interest rate changes will not affect the market value of indebtedness incurred under such debt agreements, but could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Increases in interest rates could also impact our ability to incur indebtedness to fund acquisitions and working capital needs. A significant increase in prevailing interest rates, that results in a substantial increase in the interest rates applicable to our indebtedness, could substantially increase our interest expense and have a material adverse effect on our financial condition, results of operations, and cash flows.
If we are unable to refinance our term loan with the Bank of Hawaii before it matures, we may be unable to repay the amounts that are due thereunder.
In order to fund a portion of the cash purchase price for the acquisition of the Washington refinery, we entered into a $45 million term loan, which matures on July 9, 2019, on which date the entire unpaid principal balance will be due and payable in full. We are considering a variety of options to refinance the term loan, including a new term loan issued by the Bank of Hawaii pursuant to a non-binding term sheet executed by us and the Bank of Hawaii, the security for which is expected to consist of certain unencumbered real estate in Hawaii owned by Mid Pac Petroleum, LLC ("Mid Pac"), a wholly owned subsidiary of Par Petroleum, to be conveyed to our wholly owned subsidiary in a sale-leaseback transaction. We cannot assure you that such refinancing will be available to us or at all. In the event that we are unable to refinance the term loan, we may not have sufficient cash to repay the term loan at its maturity, which would be an event of default under the term loan and could result in an acceleration of the payments due under our other debt agreements.
We cannot be certain that our net operating loss tax carryforwards will continue to be available to offset our tax liability.
As of December 31, 2018, we estimated that we had approximately $1.5 billion of net operating loss tax carryforwards (“NOLs”). In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards. The availability of NOLs to offset taxable income would be substantially reduced or eliminated if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during any three year “testing period” by “5% shareholders.” In order to help us preserve our NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Code. We expect that the restrictions will remain in place for the foreseeable future. We cannot assure you, however, that these restrictions will prevent an ownership change.
Our ability to utilize our NOLs to offset future taxable income is subject to various limitations, including that the NOLs will expire in various amounts, if not used, between 2027 through 2036. During 2018, the Internal Revenue Service (“IRS”) completed an audit of our tax returns for the tax years ending 2014 through 2016, which included those returns for the years in which the losses giving rise to the NOLs were reported. Although the IRS made no challenge of the availability of our NOLs during this audit, we cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs in the event of future audits. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income which would negatively impact our results of operations and cash flows. Certain provisions of the Tax Cuts and Jobs Act may also limit our ability to utilize our net operating tax loss carryforwards.
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
Our recent growth is due in large part to acquisitions, such as the acquisitions of PHR, Mid Pac, Wyoming Refining, Northwest Retail, the Washington Refinery, and the assets related to the Hawaii Refinery Expansion. We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of potential unknown and contingent liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence reviews of acquired businesses and assets that we believe are generally consistent with industry practices. However, such reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with potential environmental problems or other contingent and unknown liabilities that may exist or arise. As a result, there may be unknown and contingent liabilities related to acquired businesses and assets of which we are unaware. We could be liable for unknown obligations relating to acquisitions for which indemnification is not available, which could materially adversely affect our business, results of operations, and cash flows.

We may fail to successfully integrate recent acquisitions with our existing business in a timely manner or fail to realize all of the expected benefits from such acquisitions, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Integration of Washington Refinery Acquisition and the Hawaii Refinery Expansion into our existing business will be a complex, time consuming, and costly process. A failure to complete this integration successfully and in a timely manner could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Difficulties related to the integration of Washington Refinery Acquisition and the Hawaii Refinery Expansion into our existing business could include:

•	operating a larger combined organization and adding operations;

•	difficulties in the assimilation of the acquired assets and operations;

•	the diversion of management's attention from other business concerns;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	potential environmental or regulatory compliance matters or liabilities; and

•	coordinating and consolidating corporate and administrative functions.
If any of these risks or unanticipated liabilities or costs were to materialize, then any desired benefits of the Washington Refinery Acquisition and the Hawaii Refinery Expansion may not be fully realized, or realized at all, and our future results of operations could be negatively impacted. In addition, acquired assets and businesses may actually perform at levels below the forecasts used to evaluate such acquisitions due to actors outside of our control, which could negatively impact our results and operations and financial condition.
All of our refineries are scheduled for maintenance turnarounds in the next few years that will involve significant expenditures.
Wyoming Refining expects to perform a significant maintenance turnaround during 2020 and our refinery in Hawaii is scheduled to undergo a significant maintenance turnaround between 2019 and 2020. Additionally, our newly-acquired Washington refinery anticipates conducting a turnaround during 2020. During a turnaround, all or a portion of each refinery’s production may be halted or disrupted. Any turnaround, if unsuccessful or delayed, could have a material adverse effect on our business, financial condition, or results of operations.
In addition, all of our refineries may require additional unscheduled down time for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds. Refinery operations may also be disrupted by external factors such as a suspension of feedstock deliveries or an interruption of electricity, natural gas, water treatment, or other utilities. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations, or acts of terrorism. Disruptions to our refining operations could reduce our revenues and profitability during the period of time that our processing units are not operating.
A substantial portion of our refining workforce is unionized and we may face labor disruptions that would interfere with our operations.
As of December 31, 2018, we employed approximately 1,285 people, with a collective bargaining agreement covering 192 of those employees. Our previous collective bargaining agreement with the union expired in January 2019. We are currently in negotiations with the USW on a new extension of the collective bargaining agreement. On January 13, 2016, a claim against us was brought to the NLRB alleging a refusal to bargain collectively and in good faith. Accordingly, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Adverse changes in global economic conditions and the demand for transportation fuels may impact our business and financial condition in ways that we currently cannot predict.
A recession or prolonged economic downturn would adversely affect the business and economic environment in which we operate. These conditions increase the risks associated with the creditworthiness of our suppliers, customers, and business partners. The consequences of such adverse effects could include interruptions or delays in our suppliers’ performance of our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may adversely affect our financial condition, cash flows, and profitability.

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
The market price for our common stock has varied between a high of $20.81 on August 30, 2018, and a low of $13.73 on December 24, 2018, during the year ended December 31, 2018. This volatility may affect the price at which you could sell your common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments.
The market for our common stock has been historically illiquid, which may affect your ability to sell your shares.
The volume of trading in our common stock has historically been low. In addition, a substantial amount of our common stock is beneficially owned by three investors. The lack of substantial liquidity can adversely affect the price of our stock at a time when you might want to sell your shares. There is no guarantee that an active trading market for our common stock will develop or be maintained on the NYSE, or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.
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
Zell Credit Opportunities Master Fund, L.P. (“ZCOF”), Blackrock, Inc., and Whitebox Advisors, LLC (“Whitebox”), together with their respective affiliates, each owned or had the right to acquire as of December 31, 2018 approximately 27.8%, 9.8%, and 7.1%, respectively, of our outstanding common stock. The level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal.

We may issue preferred stock with terms that could adversely affect the voting power or value of our common stock and any future issuances of our common stock may reduce our stock price.
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
Additionally, we are not restricted from issuing additional shares of common stock, or securities convertible into common stock, under a registration statement declared effective by the SEC. We cannot predict the size of future issuances of our common stock. However, one or more large issuances of our common stock, or securities convertible into our common stock, may adversely affect the prevailing market price of our common stock.
Item  1B. UNRESOLVED STAFF COMMENTS
None.
Item  2. PROPERTIES
Please read “Item 1. — Business” of this Form 10-K for the location and general character of the properties used in our refining, retail, and logistics segments. Our corporate headquarters are located at 825 Town & Country Lane, Suite 1500, Houston, Texas 77024. We believe that these properties and facilities are adequate for our operations and are maintained in a good state of repair.
Natural Gas and Oil Properties
Laramie Energy
All of the assets held by Laramie Energy are located in Garfield, Mesa, and Rio Blanco Counties, Colorado. All of the natural gas, natural gas liquids, and crude oil are produced primarily from the Mesaverde Formation and to a lesser extent the Mancos Formation and some of the acreage is contiguous. The geology of the Piceance Basin is characterized as highly consistent and predictable over large areas, which generally equates to reliable timing and cost expectations during drilling and completion activities, as well as minimal well-to-well variance in production and reserves when completed with the same methodology. Laramie Energy considers the Mesaverde Formation within Garfield, Mesa, and Rio Blanco Counties, Colorado, to be a single field. Laramie Energy and its predecessor company have drilled over 300 natural gas wells with over a 99% success rate in the Piceance Basin.
Other
We also own certain immaterial minority working interests in wells located in the various regions of the Southwest United States. Please read Note 24—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
Reserves
For a table presenting the estimated natural gas and crude oil reserves we own indirectly through Laramie Energy, please read “Item 1. — Business — Other Operations” of this Form 10-K. The natural gas and crude oil reserves we own directly are not material.
Internal Controls Over Reserve Estimates, Technical Qualifications, and Technologies Used
Our policies regarding internal controls require our reserve estimates to be prepared in compliance with the SEC definitions and guidance by an independent third-party reserve engineering firm. These reserve estimates are reviewed and approved by our reserves committee, which ensures that our reserves estimates and related disclosures are prepared in compliance with SEC definitions and guidance taking into consideration recent developments, including the impact of changes in commodity price and drilling and transportation costs, drilling and completion technological innovations, the evaluation of historical conversion rates for previous proved undeveloped reserves, and deviations from previously sanctioned development plans for such reserves.
Our reserves committee is comprised of the following members: our Chief Executive Officer, our Chief Financial Officer, our General Counsel and Secretary, our Chief Accounting Officer, our Associate General Counsel, our Assistant Controller, and

a mergers and acquisitions analyst with a background in the oil and gas industry. The reserves committee also consults with representatives from our independent reserve engineering firm. In addition, with respect to the reserves that we own indirectly through Laramie Energy, our Chief Executive Officer, our Chief Financial Officer, and our mergers and acquisitions analyst participate in Laramie Energy’s board of managers meetings (which generally occur at least quarterly) as our appointees to Laramie Energy’s board of managers under the Laramie Energy limited liability company agreement. Together with the other members of our reserves committee, our Chief Executive Officer and our Chief Financial Officer review Laramie Energy’s development plan and related capital expenditures and meet regularly with Laramie Energy’s management in connection with our review of the development and classification of such reserves to ensure that such reserves are prepared in compliance with SEC definitions and guidance. Under the Laramie Energy limited liability company agreement, Laramie Energy is required to provide to us certain reports and other information on a monthly, quarterly, and annual basis, including monthly and quarterly reports with respect to drilling and completion activities and a comparison of budgeted amounts for such month or quarter to the actual results of operations for such month or quarter (with a written explanation of any material variances). This information allows our reserves committee to monitor Laramie Energy’s development activities and to evaluate any deviations from Laramie Energy’s development plan to ensure compliance with SEC definitions and guidance. The reserves committee also utilizes the information received from Laramie Energy to provide feedback to Laramie Energy (through Laramie Energy’s board of managers, if necessary) with respect to such development activities. The enhanced scrutiny and evaluation of Laramie Energy’s development plan by our reserves committee, supported by access to information required by Laramie Energy’s organizational documents and our ability to provide feedback to Laramie Energy at the highest organizational level, ensure that our reserves estimates and related disclosures are prepared in compliance with SEC definitions and guidance.
As we do not operate our interests in our natural gas and crude oil assets, we do not have an internal reserve engineering staff and do not prepare any internal reserve estimates. William Monteleone, our Chief Financial Officer and the chair of our reserves committee, reviews the independence and professional qualifications of the third-party engineering firms we engage with the other members of our reserves committee. He also supervises the submission of technical and financial data to third-party engineering firms and reviews the prepared reports with the other members of our reserves committee. Mr. Monteleone has more than ten years of experience in senior financial positions in the oil and gas industry. The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over two years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geophysics (License No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary’s College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The professional qualifications of the individuals at NSAI who were responsible for overseeing the preparation of our reserve estimates as of December 31, 2018 have been filed as part of Exhibit 99.1 to this Annual Report on Form 10-K.
A variety of methodologies were used to determine our proved reserves estimates. The principal methodologies employed are decline curve analysis, analog type curve analysis, log analysis, and analogy. Substantially all of our proved reserves estimates are determined based on a combination of these methods.
Production Volumes, Unit Prices and Costs
All of Laramie Energy’s properties are located in Garfield, Mesa, and Rio Blanco Counties, Colorado. Substantially all of Laramie Energy’s total estimated proved reserves are located in the same geological formation, the Mesaverde Formation, which Laramie Energy considers to be a single field.

The following table sets forth certain information regarding volumes of production sold, average prices received, and production costs associated with our share of Laramie Energy’s production and sales of natural gas and crude oil for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Production volumes
Oil (Mbbls)	106	71	59
NGLs (Mbbls)	712	608	552
Natural Gas (MMcf)	25,513	18,104	15,192
Total (MMcfe)	30,421	22,178	18,858
Net average daily production
Oil (Bbls)	290	190	160
NGLs (Bbls)	1,951	1,662	1,508
Natural Gas (Mcf)	69,899	49,460	41,509
Average sales price
Oil (Per Bbl)	$55.43	$45.61	$37.85
NGLs (Per Bbl)	26.26	20.02	11.61
Natural Gas (per Mcf)	2.67	2.81	2.30
Hedge gain (loss) (per Mcfe)	(0.19)	(1.25)	(1.47)
Production costs (per Mcfe) (1)	1.28	1.36	1.38
________________________________________________________
(1) Production costs (per Mcfe) exclude ad valorem and severance taxes.
The table above excludes production volumes related to our other non-operated natural gas and oil interests of 40 MMcfe, 59 MMcfe, and 66 MMcfe for the years ended December 31, 2018, 2017, and 2016, respectively. Please read Note 24—Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements under Item 8 of this Form 10-K for further information on our proved reserves related to our other non-operated natural gas and oil interests.
Proved Undeveloped Reserves
All of our proved undeveloped reserves at December 31, 2018 are held through our non-controlling equity ownership in Laramie Energy. The following table provides information regarding changes in our share of Laramie Energy’s proved undeveloped reserves for the year ended December 31, 2018.

	Gas	Oil	NGLs	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe)
Proved undeveloped reserves at December 31, 2017	118,578	449	2,913	138,750
Revisions of previous estimates	25,702	114	1,787	37,108
Extensions and discoveries	—	—	—	—
Acquisitions	—	—	—	—
Conversion to proved developed reserves	(62,852)	(238)	(985)	(70,190)
Proved undeveloped reserves at December 31, 2018	81,428	325	3,715	105,668
As of December 31, 2018, our share of Laramie Energy’s proved undeveloped reserves totaled 105,668 MMcfe, an approximate 24% decrease from proved undeveloped reserves at December 31, 2017. The decrease in our share of Laramie Energy’s proved undeveloped reserves was due to the following:

•
During the year ended December 31, 2018, Laramie Energy expended approximately $60.4 million in connection with the development of its proved undeveloped reserves. Our share of Laramie Energy’s proved undeveloped reserves converted to proved developed reserves during 2018 was 70,190 MMcfe. This activity represented 51% of the prior year-end proved undeveloped reserves. The total number of proved undeveloped locations converted to proved developed reserves during 2018 was substantially consistent with Laramie Energy’s original development plan. Of the 127 locations converted to proved developed locations in 2018, 112 were originally scheduled to be completed in 2018, and the remaining 15 were accelerated into 2018.

•
Revisions of previous estimates of 37,108 MMcfe were mainly driven by the addition of 60,679 MMCfe of proved undeveloped reserves primarily located within Laramie Energy's northern acreage where adequate midstream capacity exists and development economics are more favorable due to Laramie Energy's elevated net revenue interests within these reserves. The additions were partially offset by 26,996 MMcfe of proved undeveloped reserves that were removed due to Laramie Energy's primary midstream provider limiting additional volumes from the area where the reserves are located. The remaining positive revisions are related to performance improvements.

In recognition of the potential impact of recent commodity price volatility and Par’s position as an equity interest owner without control of Laramie Energy’s operations, Par continues to base its determination of Laramie Energy’s proved undeveloped reserves at year end 2018 on a two year drilling and three year completion time horizon compared to the 5-year time horizon permitted under SEC requirements. Members of our reserves committee met regularly with Laramie Energy’s management to finalize our determination of proved undeveloped reserves at year end 2018.
Laramie Energy expects to expend approximately $66.8 million and $66.3 million to convert approximately 61 and 53 proved undeveloped locations to proved developed reserves in 2019 and 2020, respectively. At December 31, 2018, Laramie Energy had 23 proved undeveloped locations that were drilled but not yet completed. Through March 1, 2019, Laramie Energy had already drilled 8 and completed 18 of the proved undeveloped locations included in the 2018 reserve report.
As of December 31, 2018, Laramie Energy had no proved undeveloped reserves that remain undeveloped for five years or more after booking as proved reserves.
Productive Wells and Acreage
The table below shows, as of December 31, 2018, our share of Laramie Energy’s gross and net wells and developed acres. Developed acreage consists of acres spaced or assignable to productive wells.

	Productive Wells
	Oil		Gas (1)		Developed Acres
Location	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Colorado (4)	—	—	1,855	673	26,552	9,951
_____________________________________________

(1)	Some of the wells classified as “gas” wells also produce minor amounts of crude oil.

(2)	A “gross well” or “gross acre” is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

(3)
A “net well” or “net acre” is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

(4)	Net wells and net developed acres are reflected as if we owned our interest directly.

Undeveloped Acreage
At December 31, 2018, our share of undeveloped acreage held through our ownership in Laramie Energy was as follows:

	Undeveloped Acres (1) (2)
Location	Gross	Net
Colorado (3)	338,793	92,943
________________________________________________

(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and gas, regardless of whether such acreage contains proved reserves.

(2)
There are no material near-term lease expirations for which the carrying value at December 31, 2018 has not already been impaired in consideration of these expirations or capital budgeted to convert acreage to held by production.

(3)	Net undeveloped acres are reflected as if we owned our interest directly.

Drilling Activity
Laramie Energy is currently running one drilling rig performing multi-well pad drilling in the Mesaverde Formation. Due to the emergence and further refinement of certain technological innovations in completion techniques such as low-cost proppantless fracturing, or “sandless fracing,” Laramie Energy is utilizing enhanced frac design to reduce the overall number of wells required to drain the same proven undeveloped acreage. As a result, Laramie Energy adjusted its development well pattern from three to two column spacing per section in 2017 to account for these improvements. This drilling pattern is intended to more efficiently develop the same sections, acreage, and reserves as were targeted in prior development plans with fewer wells per section. Our current development plan is designed to take advantage of the improved efficiencies provided by this drilling pattern as well as cost reductions provided by the January 2017 renegotiation of Laramie Energy's primary gathering and processing agreement, as well as a $17.6 million water gathering, treating, storage, and redelivery system completed by Laramie Energy in 2017 (the “water treatment facility”). During 2018, drill times averaged 4.7 days per well, or 6.5 wells per month, and the typical pad contained 13-21 wells, depending on the well spacing being utilized on the pad. At December 31, 2018, Laramie Energy had 23 gross and net proved undeveloped locations that were drilled but not completed.
The table below shows the number of development wells completed by Laramie Energy during the periods indicated. Laramie Energy drilled no exploratory productive or dry wells during 2018, 2017 or 2016.

	Year ended December 31,
	2018		2017		2016
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Development
Productive	140	140	74	74	56	48
Dry	—	—	—	—	—	—
Total	140	140	74	74	56	48

(1)	A “gross well” is a well in which a working interest is held. The number of gross wells is the total number of wells in which a working interest is owned.

(2)
A “net well” is deemed to exist when the sum of fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Delivery Commitments
Laramie Energy has entered into certain gathering, processing and transportation contracts with third parties that require Laramie Energy to deliver fixed, determinable quantities of production over specified periods of time. Under these agreements, Laramie Energy is required to make deficiency payments for any shortfalls associated with minimum volume commitments. Laramie Energy expects to fulfill delivery commitments under gathering, processing and transportation agreements from proved developed and undeveloped reserves.

The table below shows Laramie Energy's minimum volume commitments under gathering, processing, and transportation contracts as of December 31, 2018 (in MMcfe).

2019	69,451
2020	28,473
2021	23,343
2022	10,186
2023	8,987
Thereafter	31,059
Total delivery commitments	171,499

Item  3. LEGAL PROCEEDINGS
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the DOJ, and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates, including the Par East facility of our Hawaii refinery. As a result of the Consent Decree, PHR expanded its previously-announced 2016 Hawaii refinery turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain NOx and SO2 emission controls and monitoring required by the Consent Decree. Although the turnaround was completed in the third quarter of 2016, work related to the Consent Decree is ongoing. Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree.
Other
From time to time, we may be involved in other litigation relating to claims arising out of our operations in the normal course of our business. As of the date of this Annual Report on Form 10-K, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows. Any litigation pending at the time we emerged from Chapter 11 was transferred to the General Trust for resolution and settlement. For more information, please read “Item 1. — Business—Bankruptcy and Plan of Reorganization – General Recovery Trust” and Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K.
Item  4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 20, 2018, our common stock began trading on the NYSE under the symbol “PARR.” Prior to that date, our common stock was traded on the NYSE American under the symbol “PARR.” As of March 4, 2019, there were 171 common stockholders of record. On March 4, 2019, the closing price of our common stock was $16.66 per share on the NYSE.
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
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peer companies (that we selected) for the five fiscal years ended December 31, 2018. The performance graph of our peer group is weighted by market value at the beginning of the period and our peer group consists of the following companies: Calumet Specialty Products Partners, L.P., Casey’s General Stores, Inc., CVR Energy, Inc., Darling Ingredients Inc., Delek US Holdings, Inc., FutureFuel Corp., Green Plains Inc., Macquarie Infrastructure Corporation, Methanex Corporation, Pacific Ethanol, Inc., Renewable Energy Group, Inc., REX American Resources Corporation, SEACOR Holdings Inc., Stepan Company, and Westlake Chemical Corporation. We believe our peer group, which is made up of oil and gas refining and marketing companies, retailers, and companies that are generally similar to our operating segments, provides for meaningful comparability to our business as a whole.

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

Recent Sales of Unregistered Securities
During the year ended December 31, 2018, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2018:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2018	—	$—	—	—
November 1 - November 30, 2018	—	—	—	—
December 1 - December 31, 2018	1,293	14.18	—	—
Total	1,293	$14.18	—	—
________________________________________________

(1)	All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.

Item 6. SELECTED FINANCIAL DATA
The selected financial information presented below as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial information presented below as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial information should be read in conjunction with the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
(in thousands, except per share data)	2018 (1)	2017 (2)	2016 (2) (3)	2015 (4)	2014
Statement of Operations Data:
Revenues	$3,410,728	$2,443,066	$1,865,045	$2,066,337	$3,108,025
Depreciation, depletion and amortization	52,642	45,989	31,617	19,918	14,897
Impairment expense	—	—	—	9,639	—
Operating income (loss)	81,941	93,961	(19,649)	61,514	(37,532)
Interest expense and financing costs, net	(39,768)	(31,632)	(28,506)	(20,156)	(17,995)
Debt extinguishment and commitment costs	(4,224)	(8,633)	—	(19,669)	(1,788)
Gain on curtailment of pension obligation	—	—	3,067	—	—
Change in value of common stock warrants	1,801	(1,674)	2,962	(3,664)	4,433
Change in value of contingent consideration	(10,500)	—	10,770	(18,450)	2,849
Equity earnings (losses) from Laramie Energy, LLC	9,464	18,369	(22,381)	(55,983)	2,849
Net income (loss)	39,427	72,621	(45,835)	(39,911)	(47,041)
Income (loss) per diluted common share	0.85	1.57	(1.08)	(1.06)	(1.44)
Balance Sheet Data:
Cash and cash equivalents	$75,076	$118,333	$47,772	$167,788	$89,210
Total current assets	586,592	603,544	403,108	531,752	460,789
Total assets	1,460,734	1,347,407	1,145,433	892,261	735,236
Total current liabilities	507,201	470,952	382,765	365,040	310,806
Total long-term debt, net of current maturities	392,607	384,812	350,110	154,212	101,739
Total liabilities	948,405	899,688	776,524	551,650	443,077
Total stockholders’ equity	512,329	447,719	368,909	340,611	292,159
_________________________________________________________

(1)
We completed the Northwest Retail Acquisition effective March 23, 2018, therefore the results of Northwest Retail are only included subsequent to March 23, 2018. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(2)
Operating income (loss) for the year ended December 31, 2016 was retrospectively recast to reflect the reclassification of the curtailment gain of $3.1 million related to an amendment on our defined benefit pension plan from Operating expense (excluding depreciation) to a newly defined line within Total other income (expense), net, Gain on curtailment of pension obligation. For the years ended December 31, 2017 and 2016, other immaterial non-service-cost-related components of the net periodic benefit cost related to our defined benefit pension plan were reclassified from Operating expense (excluding depreciation) to Other income (expense), net. Please read Note 2—Summary of Significant Accounting Policies and Note 17—Benefit Plans to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(3)
We completed the WRC Acquisition effective July 14, 2016, therefore the results of WRC are only included subsequent to July 14, 2016. Please read Note 4—Acquisitions to the consolidated financial statements under Item 8 of this Form 10-K for further information.

(4)	We completed the acquisition of Mid Pac effective April 1, 2015, therefore, the results of Mid Pac are only included subsequent to April 1, 2015.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses. For more information, please read “Part I –Item 1. — Business—Overview” of this Form 10-K.
Recent Events Affecting Comparability of Periods
Hawaii Refinery Expansion
On December 19, 2018, we completed the Hawaii Refinery Expansion for approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock with a fair value of $19.3 million. The results of operations of the newly acquired assets are included in our refining segment commencing December 19, 2018.
Northwest Retail Acquisition
On January 9, 2018, we entered into an Asset Purchase Agreement with CHS, Inc. to acquire 33 retail outlets at various locations in Washington and Idaho. On March 23, 2018, we completed the Northwest Retail Acquisition for cash consideration of approximately $74.5 million. As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the 33 acquired Cenex® Zip Trip retail outlets.The results of operations of Northwest Retail are included in our retail segment commencing March 23, 2018. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Amended and Restated J. Aron Supply and Offtake Agreements
On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. On December 5, 2018, we amended and restated the Supply and Offtake Agreements to account for additional processing capacity provided through the Hawaii Refinery Expansion. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Other Factors Affecting Comparability of Prior Periods
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
Subsequent Events
On January 11, 2019, we completed the Washington Refinery Acquisition for total consideration of $326.7 million, including acquired working capital, consisting of cash consideration of $289.7 million and approximately 2.4 million shares of our common stock issued to the seller of U.S. Oil. The Washington refinery's results of operations will be included in our refining and logistics segments commencing January 11, 2019. Please read Note 22—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Income (Loss). Our net income decreased from $72.6 million for the year ended December 31, 2017 to net income of $39.4 million for the year ended December 31, 2018. The decrease in our net income was primarily driven by lower refining margins, a $10.5 million charge related to the Tesoro earn-out settlement, higher acquisition and integration costs, and a decrease in our Equity earnings (losses) from Laramie Energy, partially offset by improved margins in our retail segment. Other factors impacting our results period over period include increased interest expense and financing fees, and depreciation, depletion, and amortization (“DD&A”).

Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2018, Adjusted EBITDA was $132.1 million compared to $140.8 million for the year ended December 31, 2017. The change was primarily related to lower refining margins driven by unfavorable crude differentials, partially offset by improved margins in our retail segment and an increase in refined product sales volumes and crack spreads.
For the year ended December 31, 2018, Adjusted Net Income (Loss) was approximately $49.3 million compared to approximately $63.3 million for the year ended December 31, 2017. The change was primarily related to the same factors described above for the decrease in Adjusted EBITDA, increased interest expense and financing fees, and DD&A.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Income (Loss). During 2017, our financial performance was primarily driven by improved crack spreads, which was reflected in a change in our net income (loss) from a net loss of $45.8 million for the year ended December 31, 2016 to net income of $72.6 million for the year ended December 31, 2017. Other factors impacting our results period over period include the full-year contribution provided by Wyoming Refining, which was acquired on July 14, 2016, and an improvement in our Equity earnings (losses) from Laramie Energy, LLC, partially offset by debt extinguishment and commitment costs and the change in value of the contingent consideration obligation during 2016.
Adjusted EBITDA and Adjusted Net Income (Loss). For the year ended December 31, 2017, Adjusted EBITDA was $140.8 million compared to $33.5 million for the year ended December 31, 2016. The change was primarily related to improved crack spreads and the full-year contribution provided by Wyoming Refining, which was acquired on July 14, 2016.
For the year ended December 31, 2017, Adjusted Net Income (Loss) was income of approximately $63.3 million compared to a loss of $32.4 million for the year ended December 31, 2016. The change was primarily related to improved crack spreads, the full-year contribution provided by Wyoming Refining, and an improvement in our Equity earnings (losses) from Laramie Energy excluding our share of Laramie's unrealized gain (loss) on derivatives, partially offset by an increase in Interest expense and financing costs, net.
The following table summarizes our consolidated results of operations for the years ended December 31, 2018, 2017, and 2016 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016
Revenues	$3,410,728	$2,443,066	$1,865,045
Cost of revenues (excluding depreciation)	3,003,116	2,054,627	1,636,339
Operating expense (excluding depreciation)	215,284	202,016	169,371
Depreciation, depletion, and amortization	52,642	45,989	31,617
General and administrative expense (excluding depreciation)	47,426	46,078	42,073
Acquisition and integration costs	10,319	395	5,294
Total operating expenses	3,328,787	2,349,105	1,884,694
Operating income (loss)	81,941	93,961	(19,649)
Other income (expense)
Interest expense and financing costs, net	(39,768)	(31,632)	(28,506)
Debt extinguishment and commitment costs	(4,224)	(8,633)	—
Gain on curtailment of pension obligation	—	—	3,067
Other income (expense), net	1,046	911	(10)
Change in value of common stock warrants	1,801	(1,674)	2,962
Change in value of contingent consideration	(10,500)	—	10,770
Equity earnings (losses) from Laramie Energy, LLC	9,464	18,369	(22,381)
Total other expense, net	(42,181)	(22,659)	(34,098)
Income (loss) before income taxes	39,760	71,302	(53,747)
Income tax benefit (expense)	(333)	1,319	7,912
Net income (loss)	$39,427	$72,621	$(45,835)

The following tables summarize our operating income (loss) by segment for the years ended December 31, 2018, 2017, and 2016 (in thousands). The following should be read in conjunction with our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Year ended December 31, 2018	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$3,210,067	$125,743	$441,040	$(366,122)	$3,410,728
Cost of revenues (excluding depreciation)	2,957,995	77,712	333,664	(366,255)	3,003,116
Operating expense (excluding depreciation)	146,320	7,782	61,182	—	215,284
Depreciation, depletion, and amortization	32,483	6,860	8,962	4,337	52,642
General and administrative expense (excluding depreciation)	—	—	—	47,426	47,426
Acquisition and integration costs	—	—	—	10,319	10,319
Operating income (loss)	$73,269	$33,389	$37,232	$(61,949)	$81,941

Year ended December 31, 2017	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$2,319,638	$121,470	$326,076	$(324,118)	$2,443,066
Cost of revenues (excluding depreciation)	2,062,804	66,301	249,097	(323,575)	2,054,627
Operating expense (excluding depreciation)	141,065	15,010	45,941	—	202,016
Depreciation, depletion, and amortization	29,753	6,166	6,338	3,732	45,989
General and administrative expense (excluding depreciation)	—	—	—	46,078	46,078
Acquisition and integration costs	—	—	—	395	395
Operating income (loss)	$86,016	$33,993	$24,700	$(50,748)	$93,961

Year ended December 31, 2016	Refining	Logistics (1)	Retail	Corporate, Eliminations and Other (2)	Total
Revenues	$1,702,463	$102,779	$290,402	$(230,599)	$1,865,045
Cost of revenues (excluding depreciation)	1,580,014	65,439	220,545	(229,659)	1,636,339
Operating expense (excluding depreciation)	115,818	11,239	41,291	1,023	169,371
Depreciation, depletion, and amortization	17,565	4,679	6,372	3,001	31,617
General and administrative expense (excluding depreciation)	—	—	—	42,073	42,073
Acquisition and integration costs	—	—	—	5,294	5,294
Operating income (loss)	$(10,934)	$21,422	$22,194	$(52,331)	$(19,649)
________________________________________________________

(1)	Our logistics operations consist primarily of intercompany transactions which eliminate on a consolidated basis.

(2)
Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $365.5 million, $325.2 million, and $271.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Below is a summary of key operating statistics for the refining segment for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Total Refining Segment
Feedstocks Throughput (Mbpd) (1)	91.3	89.2	86.0
Refined product sales volume (Mbpd) (1)	100.3	90.7	90.6

Hawaii Refinery
Feedstocks Throughput (Mbpd)	74.9	73.7	70.2
Source of Crude Oil:
North America	35.0%	23.8%	41.7%
Latin America	1.0%	0.1%	3.9%
Africa	32.4%	24.9%	13.7%
Asia	20.6%	23.1%	30.0%
Middle East	11.0%	28.1%	10.7%
Total	100.0%	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	27.1%	27.8%	26.8%
Distillate	47.4%	48.2%	44.7%
Fuel oils	17.8%	15.7%	20.1%
Other products	4.5%	5.0%	4.8%
Total yield	96.8%	96.7%	96.4%

Refined product sales volume (Mbpd)
On-island sales volume	74.6	63.3	61.7
Exports sale volume	9.0	11.4	12.5
Total refined product sales volume	83.6	74.7	74.2

4-1-2-1 Singapore Crack Spread ($ per barrel) (2)	$7.22	$7.18	$3.74
Operating income (loss) per bbl ($/throughput bbl)	1.46	2.13	(0.43)
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	5.37	6.43	4.49
Production costs per bbl ($/throughput bbl) (4)	3.65	3.60	3.72
DD&A per bbl ($/throughput bbl)	0.66	0.64	0.45

	Year Ended December 31,		July 14, 2016 to December 31,
	2018	2017	2016
Wyoming Refinery
Feedstocks Throughput (Mbpd) (1)	16.4	15.5	15.8

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49.5%	51.9%	56.0%
Distillate	45.8%	42.8%	39.3%
Fuel oil	1.6%	2.2%	1.9%
Other products	0.8%	0.8%	1.0%
Total yield	97.7%	97.7%	98.2%

Refined product sales volume (Mbpd) (1)	16.7	16.0	16.4

Wyoming 3-2-1 Index ($ per barrel) (5)	$22.69	$21.80	$16.27
Operating income per bbl ($/throughput bbl) (6)	5.57	5.09	0.05
Adjusted Gross Margin per bbl ($/throughput bbl) (3)	15.29	14.46	8.78
Production costs per bbl ($/throughput bbl) (4) (6)	7.06	7.18	6.08
DD&A per bbl ($/throughput bbl)	2.39	2.19	2.25
________________________________________________________

(1)
Feedstocks throughput and sales volumes per day for the Wyoming refinery for 2016 are calculated based on the 171 day period for which we owned Wyoming Refining in 2016. As such, the amounts for the total refining segment represent the sum of the Hawaii refinery’s throughput or sales volumes averaged over the year plus the Wyoming refinery’s throughput or sales volumes averaged over the period from July 14, 2016 to December 31, 2016. The 2017 and 2018 amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the years ended December 31, 2017 and 2018.

(2)
The profitability of our Hawaii business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. We believe the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel), and one barrel of fuel oil) best reflects a market indicator for our Hawaii refinery operations. The previously reported 4-1-2-1 Mid Pacific crack spread was calculated using a ratio of 80% Singapore and 20% San Francisco indexes. We have revised key operating statistics for the years ended December 31, 2017 and 2016 to conform to the current period presentation. Beginning in the fourth quarter of 2018, we have also excluded the Mid Pacific Crude Oil Differential from our key operating statistics as we believe this metric no longer provides a consistent and reasonable market indicator for crude purchases differentials given the unique geographical locations of our Hawaii business and the variability of our crude slate.

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

(6)
Operating income per bbl and Production costs per bbl for the Wyoming refinery for the year ended December 31, 2016 were retrospectively recast to reflect the reclassification of the curtailment gain of $3.1 million related to an amendment of our defined benefit pension plan from Operating expense (excluding depreciation) to a newly-defined line within Total other income (expense), net, Gain on curtailment of pension obligation. Please read Note 2—Summary of Significant Accounting

Policies and Note 17—Benefit Plans to the consolidated financial statements under Item 8 of this Form 10-K for further information.
Below is a summary of key operating statistics for the retail and logistics segments for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Retail Segment
Retail sales volumes (thousands of gallons) (1)	116,715	92,739	90,941

Logistics Segment
Pipeline throughput (Mbpd) (2)
Crude oil pipelines	86.2	85.0	87.3
Refined product pipelines	84.6	87.4	85.8
Total pipeline throughput	170.8	172.4	173.1
________________________________________________________

(1)	Retail sales volumes for the year ended December 31, 2018, includes 284 days of retail sales volumes from Northwest Retail since its acquisition on March 23, 2018.

(2)
The 2016 amounts for the total logistics segment represent the sum of the pipeline throughput in Hawaii averaged over the year plus the pipeline throughput in Wyoming averaged over the period from July 14, 2016 to December 31, 2016. The 2017 and 2018 amounts for the total logistics segment represent the sum of the Hawaii and Wyoming pipelines’ throughput averaged over the years ended December 31, 2017 and 2018, respectively.

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
Adjusted Gross Margin. Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation), impairment expense, inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligation, and purchase price allocation adjustments), DD&A, RINs loss in excess of net obligation (see definition below), and unrealized losses (gains) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustments and unrealized losses (gains) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes certain direct operating expenses related to our logistics segment, unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
Beginning in 2018, Adjusted Net Income (loss) excludes RINs losses recorded in excess of our net RINs obligation (“RINs loss in excess of net obligation”). Our RINs obligations to comply with RFS are recorded as liabilities and measured at fair value as of the end of the reporting period. Our RINs assets, which include RINS purchased in on the open market and RINs generated by blending biofuels as part of our refining process, are stated at the lower of cost or net realizable value ("NRV") as of the end of the reporting period. During periods of rising RINs market prices, we recognize unrealized losses associated with the increase in the fair value of our RINs liabilities. We do not adjust the carrying value of our RINs assets because such assets are stated at the lower of cost or NRV under GAAP. This adjustment represents the income statement effect of reflecting our RINs liability on a net basis, as the settlement of any open obligation would first be offset by RINs assets rather than purchasing such RINs obligations at market prices. We have recast the non-GAAP information for the years ended December 31, 2017 and 2016 to conform to the current period presentation.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Year ended December 31, 2018	Refining	Logistics	Retail
Operating income	$73,269	$33,389	$37,232
Operating expense (excluding depreciation)	146,320	7,782	61,182
Depreciation, depletion, and amortization	32,483	6,860	8,962
Inventory valuation adjustment	(16,875)	—	—
RINs loss on excess of net obligation	4,544	—	—
Unrealized gain on derivatives	(1,497)	—	—
Adjusted Gross Margin (1)	$238,244	$48,031	$107,376

Year ended December 31, 2017	Refining	Logistics	Retail
Operating income (2)	$86,016	$33,993	$24,700
Operating expense (excluding depreciation)	141,065	15,010	45,941
Depreciation, depletion, and amortization	29,753	6,166	6,338
Inventory valuation adjustment	(1,461)	—	—
Unrealized gain on derivatives	(623)	—	—
Adjusted Gross Margin (1)	$254,750	$55,169	$76,979

Year ended December 31, 2016	Refining	Logistics	Retail
Operating income (loss) (2)	$(10,934)	$21,422	$22,194
Operating expense (excluding depreciation)	115,818	11,239	41,291
Depreciation, depletion, and amortization	17,565	4,679	6,372
Inventory valuation adjustment	29,056	—	—
Unrealized loss on derivatives	(12,438)	—	—
Adjusted Gross Margin (1)	$139,067	$37,340	$69,857
________________________________________

(1)	For the years ended December 31, 2018, 2017, and 2016, there was no impairment expense. For the years ended December 31, 2017, and 2016, there was no RINs loss in excess of net obligation.

(2)
Operating income (loss) and Operating expense (excluding depreciation) for the year ended December 31, 2016 were retrospectively recast to reflect the reclassification of the curtailment gain of $3.1 million from Operating expense (excluding depreciation) to a newly defined line within Total other income (expense), net, Gain on curtailment of pension obligation. For the years ended December 31, 2017 and 2016, other immaterial non-service-cost-related components of the net periodic benefit cost related to our defined benefit pension plan were reclassified from Operating expense (excluding depreciation) to Other income (expense), net. Please read Note 2—Summary of Significant Accounting Policies and Note 17—Benefit Plans to the consolidated financial statements under Item 8 of this Form 10-K for further information.

Adjusted Net Income (Loss) and Adjusted EBITDA. Adjusted Net Income (Loss) is defined as net income (loss) excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gains) losses on derivatives, debt extinguishment and commitment costs, release of tax valuation allowance, inventory valuation adjustment, severance costs, impairment expense, and (gain) loss on sale of assets. Beginning in 2018, Adjusted Net Income (Loss) also excludes Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives and RINs loss in excess of net obligation (as defined in the Adjusted Gross Margin section above). The exclusion of Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives from Adjusted Net Income (Loss) is consistent with our treatment of Par’s unrealized (gains) losses on derivatives, which are also excluded from Adjusted Net Income (Loss).
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, taxes, DD&A, and, beginning in 2018, equity losses (earnings) from Laramie Energy, excluding Par's share of unrealized loss (gain) on derivatives. We have recast the non-GAAP information for the years ended December 31, 2017 and 2016 to conform with the current period presentation.
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

The following table presents a reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$39,427	$72,621	$(45,835)
Inventory valuation adjustment	(16,875)	(1,461)	25,101
RINs loss in excess of net obligation	4,544	—	—
Unrealized loss (gain) on derivatives	(1,497)	(623)	(12,034)
Acquisition and integration costs	10,319	395	5,294
Debt extinguishment and commitment costs	4,224	8,633	—
Release of tax valuation allowance (1)	(660)	—	(8,573)
Change in value of common stock warrants	(1,801)	1,674	(2,962)
Change in value of contingent consideration	10,500	—	(10,770)
Severance costs	—	1,595	105
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	1,158	(19,568)	17,278
Adjusted Net Income (Loss) (3)	49,339	63,266	(32,396)
Depreciation, depletion, and amortization	52,642	45,989	31,617
Interest expense and financing costs, net	39,768	31,632	28,506
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	(10,622)	1,199	5,103
Income tax expense (benefit)	993	(1,319)	661
Adjusted EBITDA	$132,120	$140,767	$33,491
________________________________________________________

(1)	Included in Income tax expense (benefit) on our consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.

(3)	For the years ended December 31, 2018, 2017, and 2016, there was no impairment expense or (gain) loss on sale of assets.
Discussion of Operating Income by Segment
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Refining. Operating income for our refining segment was $73.3 million for the year ended December 31, 2018, a decrease of $12.7 million compared to operating income of $86.0 million for the year ended December 31, 2017. The decrease in profitability was primarily due to lower refining margins in Hawaii partially offset by improved crack spreads. Feedstock costs at the Hawaii refinery increased approximately 29% due to unfavorable crude differentials and increased refined product purchases to meet higher on-island demand and contractual obligations. The decrease was partially offset by a 12% increase in Hawaii refinery sales volumes and improved crack spreads in Hawaii and Wyoming. The Singapore crack spread increased 1% from $7.18 per barrel for the year ended December 31, 2017 to $7.22 per barrel for the year ended December 31, 2018. The Wyoming Index increased 4% from $21.80 per barrel for the year ended December 31, 2017 to $22.69 per barrel for the year ended December 31, 2018. Another contributing factor was a decrease in RINs expense of approximately $18.5 million due primarily to our refineries obtaining a small refinery exemption for 2017 during the first quarter of 2018.
Logistics. Operating income for our logistics segment was $33.4 million for the year ended December 31, 2018, which is relatively consistent with operating income of $34.0 million for the year ended December 31, 2017.
Retail. Operating income for our retail segment was $37.2 million for the year ended December 31, 2018, an increase of $12.5 million compared to operating income of $24.7 million for the year ended December 31, 2017. The increase in profitability was primarily due to an increase in sales prices of 14% and an increase in sales volumes of 26%, primarily due to the acquisition of Northwest Retail.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Refining. Operating income for our refining segment was $86.0 million for the year ended December 31, 2017, an increase of $96.9 million compared to an operating loss of $10.9 million for the year ended December 31, 2016. The increase in profitability was primarily driven by higher crack spreads and the full year contribution of Wyoming Refining. The Singapore crack spread increased 92% from $3.74 per barrel for the year ended December 31, 2016 to $7.18 per barrel for the year ended December 31, 2017. Wyoming Refining contributed operating income of approximately $28.8 million to the refining segment for the year ended December 31, 2017 as compared to approximately $0.1 million for the year ended December 31, 2016.
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
Discussion of Adjusted Gross Margin by Segment
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Refining. For the year ended December 31, 2018, our refining Adjusted Gross Margin was approximately $238.2 million, a decrease of $16.6 million compared to $254.8 million for the year ended December 31, 2017. The decrease in profitability was primarily due to lower refining margins in Hawaii partially offset by improved crack spreads. Feedstock costs at the Hawaii refinery increased approximately 29% due to unfavorable crude differentials and increased refined product purchases to meet higher on-island demand and contractual obligations. The decrease was partially offset by a 12% increase in Hawaii refinery sales volumes and improved crack spreads in Hawaii and Wyoming. The Singapore crack spread increased 1% from $7.18 per barrel for the year ended December 31, 2017 to $7.22 per barrel for the year ended December 31, 2018. The Wyoming Index increased 4% from $21.80 per barrel for the year ended December 31, 2017 to $22.69 per barrel for the year ended December 31, 2018. Another contributing factor was a decrease in RINs expense of approximately $18.5 million due primarily to our refineries obtaining a small refinery exemption for 2017 during the first quarter of 2018.
Logistics. For the year ended December 31, 2018, our logistics Adjusted Gross Margin was approximately $48.0 million, a decrease of $7.2 million compared to $55.2 million for the year ended December 31, 2017. The decrease was primarily driven by a decrease in barge revenues as a result of lower throughput volume and average prices per throughput barrel, partially offset by an increase in trucking volumes.
Retail. For the year ended December 31, 2018, our retail Adjusted Gross Margin was approximately $107.4 million, an increase of $30.4 million compared to $77.0 million for the year ended December 31, 2017. The increase was primarily due to a 14% increase in sales prices and higher sales volumes of 26%, primarily due to the acquisition of Northwest Retail.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Refining. For the year ended December 31, 2017, our refining Adjusted Gross Margin was approximately $254.8 million, an increase of $115.7 million compared to $139.1 million for the year ended December 31, 2016. The increase was primarily due to higher crack spreads and the full year contribution of Wyoming Refining. The Singapore crack spread increased 92% from $3.74 per barrel for the year ended December 31, 2016 to $7.18 per barrel for the year ended December 31, 2017. Wyoming Refining contributed approximately $81.8 million and $23.7 million of Adjusted Gross Margin to the refining segment for the years ended December 31, 2017 and 2016, respectively.
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
Discussion of Consolidated Results
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues. For the year ended December 31, 2018, revenues were $3.4 billion, a $1.0 billion increase compared to $2.4 billion for the year ended December 31, 2017. The increase was primarily due to an increase of $0.9 billion in third-party revenues at our refining segment, which was primarily the result of higher crude oil prices and volumes. Brent crude oil prices averaged $71.55 per barrel in the year ended December 31, 2018 compared to $54.82 per barrel in the year ended December 31, 2017, with similar increases experienced for WTI crude oil prices. Refined product sales volumes increased 11% from 90.7 Mbpd in the year ended December 31, 2017 to 100.3 Mbpd in the year ended December 31, 2018. Revenues in our retail segment increased $114.9 million primarily driven by the acquisition of Northwest Retail.
Cost of Revenues (Excluding Depreciation). For the year ended December 31, 2018, cost of revenues (excluding depreciation), was $3.0 billion, a $0.9 billion increase compared to $2.1 billion for the year ended December 31, 2017. The increase was primarily due to higher crude oil prices and volumes as stated above. Cost of revenues (excluding depreciation) in our retail segment increased $84.6 million primarily driven by the acquisition of Northwest Retail.
Operating Expense (Excluding Depreciation). For the year ended December 31, 2018, operating expense (excluding depreciation) was approximately $215.3 million, an increase of $13.3 million compared to $202.0 million for the year ended December 31, 2017. The increase was primarily due to operating expenses related to the Northwest Retail assets, which we acquired on March 23, 2018.
Depreciation, Depletion, and Amortization. For the year ended December 31, 2018, DD&A expense was approximately $52.6 million, an increase of $6.6 million compared to $46.0 million for the year ended December 31, 2017. The increase was primarily due to the acquisition of Northwest Retail on March 23, 2018 and approximately $4.1 million of accelerated depreciation resulting from changes in the estimated useful lives of certain refinery equipment, storage tanks, and leasehold improvements. Northwest Retail contributed $1.9 million of DD&A for the year ended December 31, 2018.
General and Administrative Expense (Excluding Depreciation). For the year ended December 31, 2018, general and administrative expense (excluding depreciation) was approximately $47.4 million, which is relatively consistent with expense of $46.1 million for the year ended December 31, 2017.
Acquisition and Integration Costs. For the year ended December 31, 2018, we incurred approximately $10.3 million of expenses primarily related to acquisition and integration costs for the Northwest Retail Acquisition, the Hawaii Refinery Expansion, and the Washington Refinery Acquisition. For the year ended December 31, 2017, we incurred approximately $0.4 million of integration costs related to the WRC Acquisition completed in July 2016. Please read Note 4—Acquisitions to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2018, our interest expense and financing costs were approximately $39.8 million, an increase of $8.2 million compared to $31.6 million for the year ended December 31, 2017. The increase was primarily due to interest expense of $24.4 million related to the 7.75% Senior Secured Notes issued in December 2017 and increased financing costs of $2.4 million associated with J. Aron deferred payments, partially offset by lower interest expense of $17.4 million related to the debt and credit agreements terminated in December 2017 and a net increase on gains on interest rate derivatives of $0.9 million. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the year ended December 31, 2018, the change in value of common stock warrants resulted in a gain of approximately $1.8 million, a change of $3.5 million compared to a loss of $1.7 million for the year ended December 31, 2017. For the year ended December 31, 2018, our stock price decreased from $19.28 per share as of December 31, 2017 to $14.18 per share as of December 31, 2018 which resulted in a decrease in the fair value of the common stock warrants. During the year ended December 31, 2017, our stock price increased from $14.54 per share on December 31, 2016 to $19.28 per share on December 31, 2017, which resulted in an increase in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the year ended December 31, 2018, the change in value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro.

For the year ended December 31, 2017, there was no change in the value of our contingent consideration liability. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Debt extinguishment and commitment costs. For the year ended December 31, 2018, our debt extinguishment and commitment costs were approximately $4.2 million and represents the commitment and other fees associated with the financing of the Washington Refinery Acquisition. For the year ended December 31, 2017, our debt extinguishment and commitment costs were approximately $8.6 million and represent early termination fees and the acceleration of deferred amortization costs in connection with the termination of the Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Term Loan”) during the second quarter of 2017 and the termination and repayment of our outstanding indebtedness under the Hawaii Retail Credit Facilities, the Wyoming Refining Credit Facilities, the Par Wyoming Holdings Credit Agreement, and the J. Aron Forward Sale in the fourth quarter of 2017.
Equity Losses From Laramie Energy. For the year ended December 31, 2018, equity earnings from Laramie Energy were approximately $9.5 million, a change of $8.9 million compared to equity earnings of $18.4 million for the year ended December 31, 2017. The decrease was primarily due to Laramie Energy's loss on derivative instruments of $13.4 million for the year ended December 31, 2018, compared to a gain on derivative instruments of $35.5 million for the same period in 2017. The loss on derivative instruments was partially offset by a 42% increase in Laramie Energy's sales volumes for the year ended December 31, 2018 compared to the same period in 2017. In addition, our ownership percentage decreased from 42.3% to 39.1% on February 28, 2018 due to an investment made by a third party and increased to 46.0% on October 18, 2018 due to Laramie Energy's repurchase of units from certain unitholders.
Income Taxes. For the year ended December 31, 2018, we recorded an income tax expense of $0.3 million primarily due to deferred tax expense of $0.7 million offset by current federal income tax benefit of $0.3 million. Deferred tax expense for the year ended December 31, 2018 includes a benefit of $0.7 million related to the release of valuation allowance due to the impact of the U.S. tax reform legislation on the interest deduction limitation. For the year ended December 31, 2017, we recorded an income tax benefit of $1.3 million primarily due to the release of $0.8 million of valuation allowance associated with the U.S. tax reform legislation that converted the Alternative Minimum Tax Credit Carryovers to refundable credits.
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
Operating Expense (Excluding Depreciation). For the year ended December 31, 2017, operating expense (excluding depreciation) was approximately $202.0 million, an increase of $32.6 million compared to $169.4 million for the year ended December 31, 2016. The increase was primarily due to the full year contribution of Wyoming Refining, which contributed $48.9 million and $19.9 million for the years ended December 31, 2017 and 2016, respectively.
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
Acquisition and Integration Costs. For the year ended December 31, 2017, acquisition and integration costs were approximately $0.4 million, a decrease of $4.9 million compared to $5.3 million for the year ended December 31, 2016. The decrease was primarily due to the completion of the WRC Acquisition in July 2016 compared to minor costs incurred in 2017 for the WRC integration and the pending Northwest Retail Acquisition.
Interest Expense and Financing Costs, Net. For the year ended December 31, 2017, our interest expense and financing costs were approximately $31.6 million, an increase of $3.1 million compared to $28.5 million for the year ended December 31, 2016. The increase was primarily due to higher interest expense and financing costs of $4.6 million related to the Wyoming Refining Credit Facilities and Par Wyoming Holdings Credit Agreement entered into during the third quarter of 2016 in conjunction with the WRC Acquisition, higher interest expense of $5.0 million associated with our 5.00% Convertible Senior Notes issued during the second quarter of 2016, and a $2.0 million reduction in the gain on interest rate swaps for the year ended December 31, 2017. These increases were partially offset by lower interest expense of $6.1 million due to the full repayment and termination of the Term Loan during the second quarter of 2017 and lower interest expense and financing costs of approximately $3.0 million due to the full repayment and termination of the Bridge Notes in the third quarter of 2016. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the year ended December 31, 2017, the change in value of common stock warrants resulted in a loss of approximately $1.7 million, a change of $4.7 million when compared to a gain of $3.0 million for the year ended December 31, 2016. For the year ended December 31, 2017, our stock price increased from $14.54 per share as of December 31, 2016 to $19.28 per share as of December 31, 2017 which resulted in an increase in the fair value of the common stock warrants. During the year ended December 31, 2016, our stock price decreased from $23.54 per share on December 31, 2015 to $14.54 per share on December 31, 2016, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the year ended December 31, 2017, there was no change in value of our contingent consideration liability. For the year ended December 31, 2016, the change in the value of our contingent consideration liability resulted in a gain of $10.8 million due to a decrease in our expected cash flows related to PHR for 2016 as a result of lower crack spreads. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Debt extinguishment and commitment costs. For the year ended December 31, 2017, our debt extinguishment and commitment costs were approximately $8.6 million and represent early termination fees and the acceleration of deferred amortization costs in connection with the termination of the Term Loan during the second quarter of 2017 and the termination and repayment of our outstanding indebtedness under the Hawaii Retail Credit Facilities, the Wyoming Refining Credit Facilities, the Par Wyoming Holdings Credit Agreement, and the J. Aron Forward Sale in the fourth quarter of 2017. No such costs were incurred in 2016.
Gain on curtailment of pension obligation. During December 2016, the benefit plan acquired as part of the WRC Acquisition was amended to freeze all future benefit accruals for salaried plan participants, resulting in a reduction of the projected benefit obligation of $3.1 million as of December 31, 2016. Please read Note 2—Summary of Significant Accounting Policies and Note 17—Benefit Plans to our consolidated financial statements under Item 8 of this Form 10-K for more information. No amendments were made to the plan in 2017.
Equity Earnings (Losses) From Laramie Energy. For the year ended December 31, 2017, equity earnings from Laramie Energy were approximately $18.4 million, a change of $40.8 million compared to equity losses of $22.4 million for the year ended December 31, 2016. The change was primarily due to an increase in production volumes, natural gas prices, and an increase in our share of Laramie Energy's gain (loss) on derivative instruments of $26.8 million for the year ended December 31, 2017 compared to the same period in 2016.
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

Consolidating Condensed Financial Information
On December 21, 2017, Par Petroleum, LLC (the “Issuer and Subsidiaries”), issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. The notes were co-issued by Par Petroleum Finance Corp., which has no independent assets or operations. The notes are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC (other than Par Petroleum Finance Corp.).
The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts (which are all guarantors of the 7.75% Senior Secured Notes), (iii) the accounts of subsidiaries of the Parent that are not guarantors of the 7.75% Senior Secured Notes and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$28,701	$46,062	$313	$75,076
Restricted cash	743	—	—	743
Trade accounts receivable	—	159,630	708	160,338
Inventories	—	322,065	—	322,065
Prepaid and other current assets	11,711	17,048	(389)	28,370
Due from related parties	43,928	—	(43,928)	—
Total current assets	85,083	544,805	(43,296)	586,592
Property and equipment
Property, plant, and equipment	18,939	630,429	—	649,368
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	18,939	630,429	400	649,768
Less accumulated depreciation and depletion	(9,034)	(102,180)	(293)	(111,507)
Property and equipment, net	9,905	528,249	107	538,261
Long-term assets
Investment in Laramie Energy, LLC	—	—	136,656	136,656
Investment in subsidiaries	638,975	—	(638,975)	—
Intangible assets, net	—	23,947	—	23,947
Goodwill	—	150,799	2,598	153,397
Other long-term assets	3,334	18,547	—	21,881
Total assets	$737,297	$1,266,347	$(542,910)	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$33	$—	$33
Obligations under inventory financing agreements	—	373,882	—	373,882
Accounts payable	8,312	44,997	1,478	54,787
Advances from customers	—	6,681	—	6,681
Accrued taxes	—	17,206	50	17,256
Other accrued liabilities	12,349	43,773	(1,560)	54,562
Due to related parties	96,963	9,848	(106,811)	—
Total current liabilities	117,624	496,420	(106,843)	507,201
Long-term liabilities
Long-term debt, net of current maturities	100,411	292,196	—	392,607
Common stock warrants	5,007	—	—	5,007
Long-term capital lease obligations	475	5,648	—	6,123
Other liabilities	1,451	41,040	(5,024)	37,467
Total liabilities	224,968	835,304	(111,867)	948,405
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,983,924 shares issued	470	—	—	470
Additional paid-in capital	617,937	345,825	(345,825)	617,937
Accumulated earnings (deficit)	(108,751)	81,715	(81,715)	(108,751)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	512,329	431,043	(431,043)	512,329
Total liabilities and stockholders’ equity	$737,297	$1,266,347	$(542,910)	$1,460,734

	As of December 31, 2017
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$65,615	$51,429	$1,289	$118,333
Restricted cash	744	—	—	744
Trade accounts receivable	—	120,032	1,799	121,831
Inventories	—	345,072	285	345,357
Prepaid and other current assets	11,768	7,115	(1,604)	17,279
Due from related parties	8,113	32,171	(40,284)	—
Total current assets	86,240	555,819	(38,515)	603,544
Property and equipment
Property, plant, and equipment	15,773	513,307	158	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	—	—	400	400
Total property and equipment	15,773	513,307	558	529,638
Less accumulated depreciation and depletion	(6,226)	(73,029)	(367)	(79,622)
Property and equipment, net	9,547	440,278	191	450,016
Long-term assets
Investment in Laramie Energy, LLC	—	—	127,192	127,192
Investment in subsidiaries	552,748	—	(552,748)	—
Intangible assets, net	—	26,604	—	26,604
Goodwill	—	104,589	2,598	107,187
Other long-term assets	1,976	30,888	—	32,864
Total assets	$650,511	$1,158,178	$(461,282)	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Obligations under inventory financing agreements	$—	$363,756	$—	$363,756
Accounts payable	4,510	46,273	1,760	52,543
Advances from customers	—	9,522	—	9,522
Accrued taxes	—	20,227	(2,540)	17,687
Other accrued liabilities	12,913	14,420	111	27,444
Due to related parties	82,524	—	(82,524)	—
Total current liabilities	99,947	454,198	(83,193)	470,952
Long-term liabilities
Long-term debt, net of current maturities	95,486	289,326	—	384,812
Common stock warrants	6,808	—	—	6,808
Long-term capital lease obligations	551	669	—	1,220
Other liabilities	—	41,253	(5,357)	35,896
Total liabilities	202,792	785,446	(88,550)	899,688
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 45,776,087 shares issued	458	—	—	458
Additional paid-in capital	593,295	345,825	(345,825)	593,295
Accumulated earnings (deficit)	(148,178)	23,933	(23,933)	(148,178)
Accumulated other comprehensive income	2,144	2,974	(2,974)	2,144
Total stockholders’ equity	447,719	372,732	(372,732)	447,719
Total liabilities and stockholders’ equity	$650,511	$1,158,178	$(461,282)	$1,347,407

	Year Ended December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$3,410,155	$573	$3,410,728

Operating expenses
Cost of revenues (excluding depreciation)	—	3,002,718	398	3,003,116
Operating expense (excluding depreciation)	—	215,284	—	215,284
Depreciation, depletion, and amortization	4,092	48,513	37	52,642
General and administrative expense (excluding depreciation)	20,721	26,370	335	47,426
Acquisition and integration costs	10,118	201	—	10,319
Total operating expenses	34,931	3,293,086	770	3,328,787

Operating income (loss)	(34,931)	117,069	(197)	81,941

Other income (expense)
Interest expense and financing costs, net	(10,867)	(28,897)	(4)	(39,768)
Debt extinguishment and commitment costs	—	(4,224)	—	(4,224)
Other income (expense), net	1,155	(99)	(10)	1,046
Change in value of common stock warrants	1,801	—	—	1,801
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	81,942	—	(81,942)	—
Equity earnings from Laramie Energy, LLC	—	—	9,464	9,464
Total other income (expense), net	74,031	(43,720)	(72,492)	(42,181)

Income (loss) before income taxes	39,100	73,349	(72,689)	39,760
Income tax benefit (expense)	327	(15,567)	14,907	(333)
Net income (loss)	$39,427	$57,782	$(57,782)	$39,427

Adjusted EBITDA	$(19,566)	$151,856	$(170)	$132,120

	Year Ended December 31, 2017
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$2,442,188	$878	$2,443,066

Operating expenses
Cost of revenues (excluding depreciation)	—	2,053,757	870	2,054,627
Operating expense (excluding depreciation)	—	202,019	(3)	202,016
Depreciation, depletion, and amortization	2,871	42,368	750	45,989
General and administrative expense (excluding depreciation)	18,922	26,967	189	46,078
Acquisition and integration costs	192	—	203	395
Total operating expenses	21,985	2,325,111	2,009	2,349,105

Operating income (loss)	(21,985)	117,077	(1,131)	93,961

Other income (expense)
Interest expense and financing costs, net	(13,709)	(17,923)	—	(31,632)
Debt extinguishment and commitment costs	(1,804)	(6,829)	—	(8,633)
Other income (expense), net	631	154	126	911
Change in value of common stock warrants	(1,674)	—	—	(1,674)
Equity losses from subsidiaries	111,162	—	(111,162)	—
Equity losses from Laramie Energy, LLC	—	—	18,369	18,369
Total other income (expense), net	94,606	(24,598)	(92,667)	(22,659)

Income (loss) before income taxes	72,621	92,479	(93,798)	71,302
Income tax benefit (expense)	—	(29,079)	30,398	1,319
Net income (loss)	$72,621	$63,400	$(63,400)	$72,621

Adjusted EBITDA	$(17,091)	$157,910	$(52)	$140,767

	Year Ended December 31, 2016
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,823,527	$41,518	$1,865,045

Operating expenses
Cost of revenues (excluding depreciation)	—	1,593,998	42,341	1,636,339
Operating expense (excluding depreciation)	—	169,473	(102)	169,371
Depreciation, depletion, and amortization	2,205	28,659	753	31,617
General and administrative expense (excluding depreciation)	15,618	22,458	3,997	42,073
Acquisition and integration costs	4,781	—	513	5,294
Total operating expenses	22,604	1,814,588	47,502	1,884,694

Operating income (loss)	(22,604)	8,939	(5,984)	(19,649)

Other income (expense)
Interest expense and financing costs, net	(18,246)	(10,152)	(108)	(28,506)
Interest income from subsidiaries	583	—	(583)	—
Gain on curtailment of pension obligation	—	3,067	—	3,067
Other income (expense), net	67	124	(201)	(10)
Change in value of common stock warrants	2,962	—	—	2,962
Change in value of contingent consideration	—	10,770	—	10,770
Equity losses from subsidiaries	(17,170)	—	17,170	—
Equity losses from Laramie Energy, LLC	—	—	(22,381)	(22,381)
Total other income (expense), net	(31,804)	3,809	(6,103)	(34,098)

Income (loss) before income taxes	(54,408)	12,748	(12,087)	(53,747)
Income tax benefit (expense)	8,573	(10,621)	9,960	7,912
Net income (loss)	$(45,835)	$2,127	$(2,127)	$(45,835)

Adjusted EBITDA	$(14,863)	$53,856	$(5,502)	$33,491

Non-GAAP Financial Measures
Adjusted EBITDA for the supplemental consolidating condensed financial information, which is segregated at the “Parent Guarantor,” “Issuer and Subsidiaries,” and “Non-Guarantor Subsidiaries and Eliminations” levels, is calculated in the same manner as for the Par Pacific Holdings, Inc. Adjusted EBITDA calculations. See “Results of Operations — Non-GAAP Performance Measures — Adjusted Net Income (Loss) and Adjusted EBITDA” above.
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Year Ended December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$39,427	$57,782	$(57,782)	$39,427
Inventory valuation adjustment	—	(16,875)	—	(16,875)
RINs loss in excess of net obligation	—	4,544	—	4,544
Unrealized loss (gain) on derivatives	—	(1,497)	—	(1,497)
Acquisition and integration costs	10,118	201	—	10,319
Debt extinguishment and commitment costs	—	4,224	—	4,224
Increase in (release of) tax valuation allowance (1)	—	—	(660)	(660)
Change in value of common stock warrants	(1,801)	—	—	(1,801)
Change in value of contingent consideration	—	10,500	—	10,500
Par's share of Laramie Energy's unrealized loss (gain) on derivatives (2)	—	—	1,158	1,158
Depreciation, depletion, and amortization	4,092	48,513	37	52,642
Interest expense and financing costs, net	10,867	28,897	4	39,768
Equity losses (earnings) from Laramie Energy, LLC	—	—	(10,622)	(10,622)
Equity losses (income) from subsidiaries	(81,942)	—	81,942	—
Income tax expense (benefit)	(327)	15,567	(14,247)	993
Adjusted EBITDA (3)	$(19,566)	$151,856	$(170)	$132,120

	Year Ended December 31, 2017
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$72,621	$63,400	$(63,400)	$72,621
Inventory valuation adjustment	—	(1,461)	—	(1,461)
RINs loss in excess of net obligation	—	—	—	—
Unrealized loss (gain) on derivatives	—	(623)	—	(623)
Acquisition and integration costs	192	—	203	395
Debt extinguishment and commitment costs	1,804	6,829	—	8,633
Change in value of common stock warrants	1,674	—	—	1,674
Severance costs	1,200	395	—	1,595
Par's share of Laramie Energy's unrealized loss (gain) on derivatives (2)	—	—	(19,568)	(19,568)
Depreciation, depletion, and amortization	2,871	42,368	750	45,989
Interest expense and financing costs, net	13,709	17,923	—	31,632
Equity losses (earnings) from Laramie Energy, LLC	—	—	1,199	1,199
Equity losses from subsidiaries	(111,162)	—	111,162	—
Income tax expense (benefit)	—	29,079	(30,398)	(1,319)
Adjusted EBITDA (3)	$(17,091)	$157,910	$(52)	$140,767

	Year Ended December 31, 2016
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$(45,835)	$2,127	$(2,127)	$(45,835)
Inventory valuation adjustment	—	25,101	—	25,101
RINs loss in excess of net obligation	—	—	—	—
Unrealized loss (gain) on derivatives	—	(12,034)	—	(12,034)
Acquisition and integration costs	4,781	—	513	5,294
Increase in (release of) tax valuation allowance (1)	(8,573)	—	—	(8,573)
Change in value of common stock warrants	(2,962)	—	—	(2,962)
Change in value of contingent consideration	—	(10,770)	—	(10,770)
Severance costs	105	—	—	105
Par's share of Laramie Energy's unrealized loss (gain) on derivatives (2)	—	—	17,278	17,278
Depreciation, depletion, and amortization	2,205	28,659	753	31,617
Interest expense and financing costs, net	18,246	10,152	108	28,506
Equity losses (earnings) from Laramie Energy, LLC	—	—	5,103	5,103
Equity losses from subsidiaries	17,170	—	(17,170)	—
Income tax expense (benefit)	—	10,621	(9,960)	661
Adjusted EBITDA (3)	$(14,863)	$53,856	$(5,502)	$33,491
________________________________________________________

(1)	Included in Income tax benefit on our consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our consolidated statements of operations.

(3)	For the years ended December 31, 2018, 2017, and 2016, there was no impairment expense or (gain) loss on sale of assets.

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
Our liquidity position as of December 31, 2018 was $138.8 million and consisted of $109.4 million at Par Petroleum, LLC and subsidiaries, $29.1 million at Par Pacific Holdings, and $0.3 million at all our other subsidiaries. Our consolidated liquidity position as of February 27, 2019 was approximately $144.1 million. The change in our liquidity position from December 31, 2018 to February 27, 2019 was primarily attributable to the funding for and purchase of the Washington Refinery Acquisition, capital expenditures, and changes in working capital. Please read Note 22—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for more information on the Washington Refinery Acquisition and the funding secured through a $250 million term loan facility with Goldman Sachs Bank USA (the "GS Term Loan") and a $45 million term loan with Bank of Hawaii (the "Par Pacific Term Loan").
As of December 31, 2018, our total liquidity of $138.8 million was comprised of a deferred payment arrangement with J. Aron, availability under or available borrowings under the ABL Credit Facility, and cash on hand of $75.1 million. In addition, we utilize the Supply and Offtake Agreements with J. Aron to finance the majority of the inventory at our co-located Hawaii refinery and, following the Washington Refinery Acquisition in January 2019, utilize an intermediation agreement with Merrill Lynch to procure feedstocks for our Washington refinery. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, to repay or refinance indebtedness, and cash capital contributions to Laramie Energy.
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
We may from time to time seek to retire or purchase our 5.00% Convertible Senior Notes or our 7.75% Senior Secured Notes and, following the Washington Refinery Acquisition in January 2019, our GS Term Loan and our Par Pacific Term Loan through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
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
Debt Activity
We had the following significant debt issuances and amendments during the years ended December 31, 2018, 2017, and 2016:

•
On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) requires us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC ("PHR") in limited and restricted circumstances.

•
On September 27, 2018, Mid Pac Petroleum, LLC, our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, FSB, which provided a term loan of up to approximately $1.5 million, the proceeds of which were received on and used for the October 18, 2018 purchase of retail property.

•
On December 21, 2017, Par Petroleum, LLC and Par Petroleum Finance Corp., both our wholly owned subsidiaries, completed the issuance and sale of $300 million in aggregate principal amount of 7.75% Senior Secured Notes due 2025 in a private placement under Rule 144A and Regulation S of the Securities Act. The net proceeds of $289.2 million (net of financing costs and original issue discount of 1%) from the sale were used to repay our outstanding indebtedness under the Hawaii Retail Credit Facilities, the Wyoming Refining Credit Facilities, the Par Wyoming Holdings Credit Agreement, and the J. Aron Forward Sale and for general corporate purposes.

•
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, the ABL Borrowers entered into the ABL Credit Facility dated as of December 21, 2017, with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. The ABL Revolver had no outstanding balance and had a borrowing base of approximately $54.7 million at December 31, 2018.

•
On June 30, 2017, we fully repaid and terminated the Term Loan. We recorded debt extinguishment costs of approximately $1.8 million related to unamortized deferred financing costs associated with the Term Loan in the year ended December 31, 2017.

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

•
On December 17, 2015, HIE Retail, LLC ("HIE Retail") and Mid Pac entered into the Hawaii Retail Credit Facilities in the form of a revolving credit facility up to $5.0 million (“Hawaii Retail Revolving Credit Facilities”), which provided for revolving loans and for the issuance of letters of credit and term loans (“Hawaii Retail Term Loans”) in the aggregate principal amount of $110 million. The proceeds of the Hawaii Retail Term Loans were used to repay existing indebtedness under HIE Retail and Mid Pac’s then existing credit agreements, to pay transaction fees and expenses, and to facilitate a cash distribution to us. Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the Hawaii Retail Revolving Credit Facilities.

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
Please read Note 12—Debt and Note 22—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for further discussion on our debt agreements and the financing activities associated with the Washington Refinery Acquisition.
Cash Flows
The following table summarizes cash activities for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$90,620	$106,483	$(23,393)
Net cash used in investing activities	(175,821)	(31,673)	(286,243)
Net cash provided by (used in) financing activities	41,943	(4,751)	190,118
Net cash provided by operating activities was approximately $90.6 million for the year ended December 31, 2018, which resulted from net income of approximately $39.4 million and non-cash charges to operations of approximately $61.7 million, offset by net cash used for changes in operating assets and liabilities of approximately $10.5 million. Net cash provided by operating activities was approximately $106.5 million for the year ended December 31, 2017, which resulted from net income of approximately $72.6 million and non-cash charges to operations of approximately $50.1 million, offset by net cash used for changes in operating assets and liabilities of approximately $16.2 million. Net cash used in operating activities was approximately $23.4 million for the year ended December 31, 2016, which resulted from a net loss of approximately $45.8 million and net cash used for changes in operating assets and liabilities of approximately $19.2 million, offset by non-cash charges to operations of approximately $41.6 million.
For the year ended December 31, 2018, net cash used in investing activities was approximately $175.8 million and primarily related to $74.3 million for the Northwest Retail Acquisition, $53.9 million for the Hawaii Refinery Expansion, and additions to property and equipment totaling approximately $48.4 million. Net cash used in investing activities was approximately $31.7 million for the year ended December 31, 2017 and was primarily related to additions to property and equipment totaling approximately $31.7 million. Net cash used in investing activities was approximately $286.2 million for the year ended December 31, 2016 and was primarily related to $209.2 million for the WRC Acquisition, an investment in Laramie Energy of $55.0 million, and additions to property and equipment totaling approximately $24.8 million.
Net cash provided by financing activities for the year ended December 31, 2018 was approximately $41.9 million and consisted primarily of proceeds from net repayments of borrowings and net borrowings on our deferred payment arrangement of $27.3 million and the issuance of common stock totaling approximately $19.3 million, offset by the payment of $3.4 million in commitment and other fees related to the funding for the Washington Refinery Acquisition. Net cash used in financing activities for the year ended December 31, 2017 of approximately $4.8 million consisted primarily of proceeds from net borrowings and net payments on our deferred payment arrangement of $10.7 million, offset by deferred loan costs of $10.1 million and payments for early termination of financing agreements of $4.4 million. Net cash provided by financing activities for the year ended December 31, 2016 of approximately $190.1 million consisted primarily of proceeds from net borrowings and net borrowings on our deferred payment arrangement of $160.5 million and the sale of common stock totaling approximately $49.0 million, offset by a contingent consideration settlement of $12.0 million and deferred loan costs of $6.9 million.
Capital Expenditures
Our capital expenditures, excluding acquisitions, for the year ended December 31, 2018, totaled approximately $48.4 million and were primarily related to the first phase of our diesel hydrotreater project at our Hawaii refinery and other capital projects and scheduled maintenance across our operating segments. Our capital expenditure budget for 2019 ranges from $100 to $110 million and primarily relates to the second phase of our diesel hydrotreater project to increase ultra-low sulfur distillate production capacity in our Hawaii refinery, the first phase of a project to allow for processing and storage of renewable fuels at our Washington refinery, equipment purchases and pre-engineering work in preparation for the 2020 turnarounds at our refineries, construction of the Tie-In connecting our SPM to the IES crude oil pipeline for Hawaii logistics, and scheduled maintenance and other expansion projects.

We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Contractual Obligations
We have various contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly related to our operating activities. The following table summarizes our contractual obligations as of December 31, 2018. Cash obligations reflected in the table below are not discounted.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt (including current portion)	$416,466	$33	$115,070	$76	$301,287
Interest payments on debt	177,272	29,064	55,010	46,618	46,580
Operating leases	433,488	62,589	101,953	77,229	191,717
Capital leases	12,004	2,723	4,021	2,660	2,600
Purchase commitments	538,471	537,390	1,081	—	—
Long-Term Debt (including Current Portion). Long-term debt includes the scheduled principal payments related to our outstanding debt obligations and letters of credit. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Interest Payments on Debt. Interest payments on debt represent estimated periodic interest payment obligations associated with our outstanding debt obligations using interest rates in effect as of December 31, 2018. Please read Note 12—Debt to our consolidated financial statements under Item 8 of this Form 10-K for further discussion.
Operating Leases. Operating leases include minimum lease payment obligations associated with certain retail sites, office space, and office equipment leases. Also included in operating leases are terminal and charter agreements associated with our logistics operations.
Capital Leases. Capital leases include minimum lease payment obligations associated with certain retail sites, vehicles, and information technology systems.
Purchase Commitments. Purchase commitments primarily consist of contracts executed as of December 31, 2018 for the purchase of crude oil for use at our refineries that are scheduled for delivery in 2019.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. The Supply and Offtake Agreements were amended and restated on December 21, 2017 in connection with the issuance of the 7.75% Senior Secured Notes and the entry into the ABL Credit Facility. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Matters. Our operations and the third-party oil and gas exploration and production operations in which we have a working interest are subject to extensive and periodically changing federal, state, and local environmental laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these laws and regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.

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
Furthermore, the EPA is developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.
On September 29, 2015, the EPA announced a final rule updating standards that control toxic air emissions from petroleum refineries, addressing, among other things, flaring operations, fenceline air quality monitoring, and additional emission reductions from storage tanks and delayed coking units. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.
In 2007, the State of Hawaii passed Act 234, which required that GHG emissions be rolled back on a statewide basis to 1990 levels by the year 2020. Although delayed, the Hawaii Department of Health has issued regulations that would require each major facility to reduce CO2 emissions by 16% by 2020 relative to a calendar year 2010 baseline (the first year in which GHG emissions were reported to the EPA under 40 CFR Part 98). Those rules are pending final approval by the Hawaii State Government. The capacity of our co-located refinery in Hawaii to reduce fuel use and GHG emissions is limited. However, the state’s pending regulation allows, and we anticipate our co-located Hawaii refinery will be able to demonstrate, that additional reductions are not cost-effective or necessary in light of the state’s current GHG inventory and future year projections. The pending regulation allows for “partnering” with other facilities (principally power plants) which have already dramatically reduced greenhouse emissions or are on schedule to reduce CO2 emissions in order to comply with the state’s Renewable Portfolio Standards.
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration ("NHTSA") jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule, but they are expected to do so in 2019. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS2 requires an increasing amount of renewable fuel to be blended into the nation's transportation fuel supply, up to 36.0 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. In 2019, EPA is expected to conduct a rulemaking to allow year-round sales of E15. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation's transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable sulfur level in gasoline to 10 parts per million (“ppm”) and also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard is January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. Our Hawaii refinery is required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East facility of our Hawaii refinery, our Wyoming refinery, and our Washington refinery were all granted small refinery status by the EPA for 2017. The EPA is expected to make small refinery status determinations for 2018 in the first quarter of 2019.
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
In addition to U.S. fuels requirements, the IMO has also adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 ("IMO 2020"). Like the rest of the refining industry, we are focused on meeting these standards and may incur costs in producing lower-sulfur fuels.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, IMO 2020, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Wyoming Refinery; Recent Acquisitions
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Our recent acquisition of Par East in Hawaii and the Washington refinery acquisition will also subject us to additional environmental compliance costs. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC, Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”), which allocated responsibility for known and contingent environmental liabilities related to the acquisition of PHR, including the Consent Decree. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 and Legal Proceedings under Item 3 of this Form 10-K for more information.
Tesoro Earn-out Dispute. On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Tesoro, pursuant to which it purchased all of the issued and outstanding membership interests in PHR. The PHR acquisition was subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million. On March 22, 2018, Tesoro agreed to settle the earn-out dispute and release and discharge any related claims in exchange for our payment of $10.5 million. Please read Note 15—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Form 10-K for more information.
Bankruptcy Matters. We emerged from the reorganization of Delta Petroleum Corporation (“Delta”) on August 31, 2012 (“Emergence Date”) when the plan of reorganization (“Plan”) was consummated. Please read “Item 1. — Business — Bankruptcy and Plan of Reorganization” of this Form 10-K for more information.
Operating Leases. We have various cancelable and noncancelable operating leases related to land, vehicles, office, and retail facilities and other facilities used in the storage, transportation, and sale of crude oil and refined products. The majority of the future lease payments relate to retail stations and facilities used in the storage, transportation, and sale of crude oil and refined products. We have operating leases for most of our retail stations with an average term of 8 years remaining and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation, and sale of crude oil and refined products have various expiration dates extending to 2044.
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
Minimum annual lease payments extending to 2044 for operating leases to which we are legally obligated and having initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2019	$62,589
2020	62,132
2021	39,821
2022	38,402
2023	38,827
Thereafter	191,717
Total minimum rental payments	$433,488
Capital Leases. We have capital lease obligations related primarily to the leases of 17 retail stations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. Certain leases include escalation clauses and/or purchase options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2019	$2,723
2020	2,264
2021	1,757
2022	1,512
2023	1,148
Thereafter	2,600
Total minimum lease payments	$12,004
Less amount representing interest	1,865
Total minimum rental payments	$10,139
Off-Balance Sheet Arrangements
Other than our operating leases, we have no material off-balance sheet arrangements as of December 31, 2018 that are reasonably likely to have a current or future material affect on our financial condition, results of operations, or cash flows.
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
Our refining segment acquires all of its crude oil utilized at the Hawaii refinery from J. Aron under procurement contracts. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding accrued liability on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we have an obligation to repurchase it. The valuation of our repurchase obligation requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
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
We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted, readily observable quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Please read Note 14—Fair Value Measurements to our consolidated financial statements under Item 8 of this Form 10-K for additional information.
We recognize assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Significant judgment is required in estimating the fair value of assets acquired. We obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. These valuation methods require management to make estimates and assumptions regarding characteristics of the acquired property and future revenues and expenses. Changes in these estimates and assumptions would result in different amounts allocated to the related assets and liabilities.
Impairment of Goodwill and Long-lived Assets
We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. Under the quantitative test, we compare the carrying value of the net assets of the reporting unit to the estimated fair value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss is recorded. The fair value of a reporting unit is determined using the income approach and the market approach. Under the income approach, we estimate the present value of expected future cash flows using a market participant discount rate. Under the market approach, we estimate fair value using observable multiples for comparable companies within our industry. These valuation methods require us to make significant estimates and assumptions regarding future cash flows, capital projects, commodity prices, long-term growth rates, and discount rates.
We review property, plant, and equipment and other long-lived assets whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. If this occurs, an impairment loss is recognized for the difference between the fair value and carrying value. The fair value of long-lived assets is determined using the income approach.
Derivatives and Other Financial instruments
We are exposed to commodity price risk related to crude oil and refined products. We manage this exposure through the use of various derivative commodity instruments. These instruments include exchange traded futures and over-the-counter swaps, forwards, and options.
For our forward contracts that are derivatives, we have elected the normal purchase normal sale exclusion, as it is our policy to fulfill or accept the physical delivery of the product and we will not net settle. Therefore, we did not recognize the unrealized gains or losses related to these contracts in our consolidated financial statements. We apply the accrual method of accounting to contracts qualifying for the normal purchase and sale exemption.
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
Based upon the level of historical taxable income, significant book losses during the prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2018 and 2017.
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
Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput of 93 Mbpd for the fourth quarter of 2018, would change annualized operating income by approximately $33.4 million. Total throughput is expected to increase by approximately 80 Mbpd in 2019 as a result of the Hawaii Refinery Expansion and Washington Refinery Acquisition. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange traded futures, options, and over-the-counter (“OTC”) swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
We are required under the Supply and Offtake Agreements with J.Aron to hedge the time spread between the period of crude oil cargo pricing and the month of delivery for certain crude oil purchases. We manage this exposure by entering into swaps with J.Aron. Please read Note 11—Inventory Financing Agreements to our consolidated financial statements under Item 8 of this Form 10-K for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through March 2019. At December 31, 2018, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Long	Short	Net
Futures	305	(26)	279
Swaps	300	(804)	(504)
Total	605	(830)	(225)
Based on our net open positions at December 31, 2018, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in $225 thousand change to the fair value of our derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. We consumed approximately 75 Mbpd of crude oil during the refining process at our Hawaii refinery in 2018. With the additions of the Hawaii Refinery Expansion and the Washington Refinery, and assuming normal operating conditions, we expect to increase this consumption by approximately 80 Mbpd. Historically, we have internally consumed approximately 3% of this throughput in the refining process which is accounted for as a fuel cost. At December 31, 2018, there are no outstanding economic hedges for internally consumed fuel cost at our refineries.

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
Interest Rate Risk
As of December 31, 2018, we had no outstanding debt that was subject to floating interest rates. We had interest rate exposure in connection with our liability under the J. Aron Supply and Offtake Agreements for which we pay a charge based on three-month LIBOR. Historically, an increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our Cost of revenues (excluding depreciation) and Interest expense and financing costs, net of approximately $3.1 million and $0.6 million per year, respectively. In January 2019, we entered into a $250.0 million term loan with Goldman Sachs Bank USA (the “GS Term Loan”) and a $45.0 million term loan with the Bank of Hawaii (the “Par Pacific Term Loan”) to fund the purchase of the Washington Refinery Acquisition. Additionally, upon closing the Washington Refinery Acquisition on January 11, 2019, we assumed an inventory intermediation facility with Merrill Lynch (the “Washington Refinery Intermediation Agreement”). Our liability under the two term loans and the Washington Refinery Intermediation Agreement is subject to floating interest rates. Please read Note 22—Subsequent Events to our consolidated financial statements under Item 8 of this Form 10-K for more information.
We utilize interest rate swaps, interest rate caps, interest rate collars, or other similar contracts to manage our interest rate risk. As of December 31, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matured in February 2019.
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
Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURES
    None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified by the SEC. In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pacific Holdings, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated March 11, 2019 expressed an unqualified opinion on those financial statements.

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
March 11, 2019

Item  9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2018.
Item 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.
Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2018.
Item  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2018.

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

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 16, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.**

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012.**

2.3
Membership Interest Purchase Agreement dated as of June17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC and Hawaii Pacific Energy, LLC Incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013.**

2.4
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014.**

2.5
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014.**

2.6
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015.**

2.7
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc. and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015.**

2.8
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016.**

2.9
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016.**

2.10
Purchase and Sale Agreement dated as of November 26, 2018, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and solely for certain purposes specified therein, the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 30, 2018.**#

2.11
Amendment No. 1 to Purchase and Sale Agreement dated as of January 11, 2019, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC and Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

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

4.3
First Amendment to Registration Rights Agreement dated as of December 19, 2018, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-3 filed on December 21, 2018.

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

4.5	Form of Common Stock Purchase Warrant dated as of June 4, 2012. Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

4.6	Par Pacific Holdings, Inc. Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 21, 2016.****

4.7
Par Pacific Holdings, Inc. Second Amended and Restated 2012 Long Term Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on May 18, 2018.****

4.8	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 18, 2018.****

4.9
Registration Rights Agreement dated as of September 25, 2013, by and among the Company and the Purchasers party thereto. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013.

4.10	Stockholders Agreement dated April 10, 2015. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2015.

4.11
Registration Rights Agreement, dated June 21, 2016, between Par Pacific Holdings, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.

4.12
Registration Rights Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc. and the purchasers party thereto. Incorporated by Reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

4.13
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

4.17
Fifth Amendment to Registration Rights Agreement dated as of October 21, 2016, by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.18
Sixth Amendment to Registration Rights Agreement dated as of October 28, 2016 by and among the Company and the holders party thereto. Incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016.

4.19
Indenture, dated June 21, 2016, between Par Pacific Holdings, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.

4.20
Indenture, dated December 21, 2017, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee and Collateral Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

4.21
First Supplemental Indenture, dated November 20, 2018, among Par Petroleum, LLC, Par Petroleum Finance Corp., the Guarantors (as defined therein), and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.21 to the Company’s registration statement on Form S-3 filed on December 21, 2018.

4.22
Second Supplemental Indenture, dated January 11, 2019, among Par Tacoma, LLC (f/k/a TrailStone NA Asset Finance I, LLC), U.S. Oil & Refining Co., McChord Pipeline Co., Par Petroleum, LLC, Par Petroleum Finance Corp., Par Pacific Holdings, Inc., the other guarantors party thereto, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

4.23
Registration Rights Agreement dated as of December 19, 2018, by and between the Company and IES Downstream, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2018.

4.24
Registration Rights Agreement dated as of January 11, 2019, by and between the Company and TrailStone NA Oil  & Refining Holdings, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.1
Loan and Security Agreement dated as of December 21, 2017, among Par Petroleum, LLC, Par Hawaii, Inc, Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and the other members party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2017.

10.2
Fourth Amended and Restated Limited Liability Company Agreement of Laramie Energy, LLC, dated as of October 18, 2018, by and among Par Piceance Energy Equity LLC and the other members party thereto. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2018.

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

10.41
Amendment to Amended and Restated Supply and Offtake Agreement dated as of December 5, 2018, between Par Hawaii Refining, LLC and J. Aron & Company, LLC.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2018.

10.42	Amendment to Amended and Restated Supply and Offtake Agreement dated as of February 19, 2019 by and among Par Hawaii Refining, LLC, Par Petroleum, LLC and J. Aron & Company LLC. *

10.43
Storage Facilities Agreement dated as of June 1, 2015, between Hawaii Independent Energy, LLC and J. Aron & Company. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.44
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

10.46
Amendment to Amended and Restated Pledge and Security Agreement dated January 11, 2019, among Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.47
Environmental Indemnity Agreement dated as of June 1, 2015, by Hawaii Independent Energy, LLC in favor of J. Aron & Company. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 2, 2015.

10.48	Employment Offer Letter with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.49	Initial Award with William C. Pate dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.50	Amendment to Employment Offer Letter with Joseph Israel dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 14, 2015.****

10.51
Unit Purchase Agreement dated February 22, 2016, by and among Laramie Energy, LLC, Par Piceance Energy Equity LLC, and the other parties thereto. Incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed on March 3, 2016.**

10.52
Equity Commitment Letter dated December 17, 2015, by and between Par Pacific Holdings, Inc. and Piceance Energy, LLC. Incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 3, 2016.**

10.53
First Amendment to Third Amended and Restated Loan Agreement dated as of March 31, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 15, 2016.

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

10.56
Fourth Amendment to Third Amended and Restated Loan Agreement dated as of July 14, 2016, by and among Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, Par Wyoming, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.57
Note Purchase Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc. and the purchasers named therein. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 15, 2016.

10.58	Par Pacific Holdings, Inc. Non-Qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.****

10.59	Par Pacific Holdings, Inc. Severance Plan for Senior Officers. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017. ****

10.60
First Amendment to Loan and Security Agreement dated as of April 3, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company and Bank of America N.A. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018.

10.61
Asset Purchase Agreement dated as of January 9, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.62
First Amendment to Asset Purchase Agreement dated as of March 23, 2018 by and among CHS Inc., Par Hawaii, Inc., and Par Pacific Holdings, Inc.  Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018. #

10.63
Term Loan and Guaranty Agreement, dated as of January 11, 2019, among Par Petroleum, LLC, Par Petroleum Finance Corp., the guarantors party thereto, Par Pacific Holdings, Inc. solely for the limited purposes set forth therein, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.64
Collateral Trust and Intercreditor Agreement, dated as of December 21, 2017, among Par Petroleum, LLC, Par Petroleum Finance Corp., the guarantors from time to time party thereto, Wilmington Trust, National Association, as indenture trustee and as collateral trustee, J. Aron  & Company LLC, and Goldman Sachs Bank USA. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.65
Fourth Amendment to Loan and Security Agreement, dated as of January 11, 2019, among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company LLC, the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent and collateral agent for the lenders. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.66
Conformed Copy of First Lien ISDA Master Agreement dated as of January 11, 2019, between Merrill Lynch Commodities, Inc. and U.S. Oil & Refining Co. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.67
Amendment to Amended and Restated Pledge and Security Agreement dated January 11, 2019, among Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.68
Loan Agreement, dated January 9, 2018, between Par Pacific Holdings, Inc. and Bank of Hawaii. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.69	Note made by Par Pacific Holdings, Inc. to Bank of Hawaii, dated as of January 9, 2018. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.70
Increase Agreement dated July 24, 2018 among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and certain lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2018.

10.71
Topping Unit Purchase Agreement by and among IES Downstream, LLC, Eagle Island, LLC, Par Hawaii Refining, LLC, and Par Pacific Holdings, Inc., dated as of August 29, 2018.  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.72
Unit Purchase Agreement by and among Laramie Energy, LLC, EnCap Energy Capital Fund VI, L.P., and EnCap Energy VI-B Acquisitions, L.P., dated as of October 18, 2018. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018. #

10.73
Second Amendment to Loan and Security Agreement dated as of October 16, 2018 by and among Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, Hermes Consolidated, LLC, Wyoming Pipeline Company, LLC, and the other members party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018.

14.1
Par Pacific Holdings, Inc. Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, effective December 3, 2015. Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 3, 2016.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of Deloitte & Touche LLP related to the financial statements of Laramie Energy, LLC.*

23.3	Consent of Netherland, Sewell & Associates, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrants Proved Reserves as of December 31, 2018.*

99.2	Laramie Energy, LLC Financial Statements and Independent Auditors’ Report, as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016.*

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Documents.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	Filed herewith.
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
#
Confidential treatment has been granted for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the SEC.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pacific Holdings, Inc.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Par Pacific Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 11, 2019

We have served as the Company's auditor since 2013.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$75,076	$118,333
Restricted cash	743	744
Total cash, cash equivalents, and restricted cash	75,819	119,077
Trade accounts receivable	160,338	121,831
Inventories	322,065	345,357
Prepaid and other current assets	28,370	17,279
Total current assets	586,592	603,544
Property and equipment
Property, plant, and equipment	649,368	529,238
Proved oil and gas properties, at cost, successful efforts method of accounting	400	400
Total property and equipment	649,768	529,638
Less accumulated depreciation and depletion	(111,507)	(79,622)
Property and equipment, net	538,261	450,016
Long-term assets
Investment in Laramie Energy, LLC	136,656	127,192
Intangible assets, net	23,947	26,604
Goodwill	153,397	107,187
Other long-term assets	21,881	32,864
Total assets	$1,460,734	$1,347,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$33	$—
Obligations under inventory financing agreements	373,882	363,756
Accounts payable	54,787	52,543
Advances from customers	6,681	9,522
Accrued taxes	17,256	17,687
Other accrued liabilities	54,562	27,444
Total current liabilities	507,201	470,952
Long-term liabilities
Long-term debt, net of current maturities	392,607	384,812
Common stock warrants	5,007	6,808
Long-term capital lease obligations	6,123	1,220
Other liabilities	37,467	35,896
Total liabilities	948,405	899,688
Commitments and Contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2018 and December 31, 2017, 46,983,924 shares and 45,776,087 shares issued at December 31, 2018 and December 31, 2017, respectively	470	458
Additional paid-in capital	617,937	593,295
Accumulated deficit	(108,751)	(148,178)
Accumulated other comprehensive income	2,673	2,144
Total stockholders’ equity	512,329	447,719
Total liabilities and stockholders’ equity	$1,460,734	$1,347,407
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues	$3,410,728	$2,443,066	$1,865,045

Operating expenses
Cost of revenues (excluding depreciation)	3,003,116	2,054,627	1,636,339
Operating expense (excluding depreciation)	215,284	202,016	169,371
Depreciation, depletion, and amortization	52,642	45,989	31,617
General and administrative expense (excluding depreciation)	47,426	46,078	42,073
Acquisition and integration costs	10,319	395	5,294
Total operating expenses	3,328,787	2,349,105	1,884,694
Operating income (loss)	81,941	93,961	(19,649)

Other income (expense)
Interest expense and financing costs, net	(39,768)	(31,632)	(28,506)
Debt extinguishment and commitment costs	(4,224)	(8,633)	—
Gain on curtailment of pension obligation	—	—	3,067
Other income (expense), net	1,046	911	(10)
Change in value of common stock warrants	1,801	(1,674)	2,962
Change in value of contingent consideration	(10,500)	—	10,770
Equity earnings (losses) from Laramie Energy, LLC	9,464	18,369	(22,381)
Total other expense, net	(42,181)	(22,659)	(34,098)

Income (loss) before income taxes	39,760	71,302	(53,747)
Income tax benefit (expense)	(333)	1,319	7,912
Net income (loss)	$39,427	$72,621	$(45,835)

Income (loss) per share
Basic	$0.85	$1.58	$(1.08)
Diluted	$0.85	$1.57	$(1.08)
Weighted-average number of shares outstanding
Basic	45,726	45,543	42,349
Diluted	45,755	45,583	42,349

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$39,427	$72,621	$(45,835)
Other comprehensive income (loss):
Other post-retirement benefits income (loss), net of tax	529	(52)	2,196
Total other comprehensive income (loss), net of tax	529	(52)	2,196
Comprehensive income (loss)	$39,956	$72,569	$(43,639)
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$39,427	$72,621	$(45,835)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	52,642	45,989	31,617
Debt extinguishment and commitment costs	4,224	8,633	—
Non-cash interest expense	7,127	7,276	18,121
Change in value of common stock warrants	(1,801)	1,674	(2,962)
Change in value of contingent consideration	—	—	(10,770)
Deferred taxes	661	(1,321)	(7,935)
Stock-based compensation	6,196	7,204	6,625
Unrealized (gain) loss on derivative contracts	2,122	(989)	(15,479)
Equity (earnings) losses from Laramie Energy, LLC	(9,464)	(18,369)	22,381
Net changes in operating assets and liabilities:
Trade accounts receivable	(35,790)	(19,100)	(17,162)
Collateral posted with broker for derivative transactions	(3,790)	2,499	18,212
Prepaid and other assets	(5,521)	37,645	945
Inventories	31,840	(146,533)	49,015
Deferred turnaround expenditures	—	—	(32,661)
Obligations under inventory financing agreements	(17,138)	143,034	(5,977)
Accounts payable and other accrued liabilities	19,885	(33,780)	(26,698)
Contingent consideration	—	—	(4,830)
Net cash provided by (used in) operating activities	90,620	106,483	(23,393)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(128,198)	—	(209,183)
Capital expenditures	(48,439)	(31,708)	(24,833)
Proceeds from sale of assets	816	35	2,773
Investment in Laramie Energy, LLC	—	—	(55,000)
Net cash used in investing activities	(175,821)	(31,673)	(286,243)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	19,318	—	49,044
Proceeds from borrowings	118,741	616,706	354,682
Repayments of borrowings	(118,751)	(603,770)	(202,165)
Net borrowings (repayments) on deferred payment arrangement	27,264	(2,198)	8,027
Payment of deferred loan costs	(379)	(10,064)	(6,892)
Contingent consideration settlements	—	—	(11,980)
Payments for early termination of financing agreements	—	(4,432)	—
Payments for commitment costs	(3,390)	—	—
Other financing activities, net	(860)	(993)	(598)
Net cash provided by (used in) financing activities	41,943	(4,751)	190,118
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,258)	70,059	(119,518)
Cash, cash equivalents, and restricted cash at beginning of period	119,077	49,018	168,536
Cash, cash equivalents, and restricted cash at end of period	$75,819	$119,077	$49,018
Supplemental cash flow information:
Net cash paid for:
Interest	$(28,186)	$(23,873)	$(13,217)
Taxes	(49)	(1,478)	589
Non-cash investing and financing activities:
Accrued capital expenditures	$6,199	$2,926	$4,907
Value of warrants and debt reclassified to equity	—	—	3,084
Capital lease additions	1,678	165	1,575
See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2016	41,010	$410	$515,165	$(174,964)	$—	$340,611
Issuance of common stock, net of offering costs of $1.0 million	4,075	41	49,003	—	—	49,044
Stock-based compensation	218	3	6,622	—	—	6,625
Equity component of 5.00% Convertible Senior Notes due 2021, net of tax of $8.6 million	—	—	13,526	—	—	13,526
Conversion of Bridge Notes	273	2	3,338	—	—	3,340
Purchase of common stock for retirement	(42)	(1)	(597)	—	—	(598)
Other comprehensive income	—	—	—	—	2,196	2,196
Net loss	—	—	—	(45,835)	—	(45,835)
Balance, December 31, 2016	45,534	455	587,057	(220,799)	2,196	368,909
Stock-based compensation	303	4	7,200	—	—	7,204
Purchase of common stock for retirement	(61)	(1)	(962)	—	—	(963)
Other comprehensive loss	—	—	—	—	(52)	(52)
Net income	—	—	—	72,621	—	72,621
Balance, December 31, 2017	45,776	458	593,295	(148,178)	2,144	447,719
Issuance of common stock in connection with acquisition	1,108	11	19,307	—	—	19,318
Stock-based compensation	147	1	6,195	—	—	6,196
Purchase of common stock for retirement	(47)	—	(860)	—	—	(860)
Other comprehensive income	—	—	—	—	529	529
Net income	—	—	—	39,427	—	39,427
Balance, December 31, 2018	46,984	$470	$617,937	$(108,751)	$2,673	$512,329

See accompanying notes to consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) owns and operates market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries with total throughput capacity of over 200 Mbpd. Our refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, acquired in January 2019, produces distillate, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
2) Retail - We operate 124 retail outlets in Hawaii, Washington, and Idaho. Our retail outlets in Hawaii sell gasoline, diesel, and retail merchandise throughout the islands of Oahu, Maui, Hawaii, and Kauai. Our Hawaii retail network includes Hele and “76” branded retail sites, company-operated convenience stores, 7-Eleven operated convenience stores, other sites operated by third parties, and unattended cardlock stations. During 2018, we completed the rebranding of 24 of our 34 company-operated convenience stores in Hawaii to “nomnom,” a new proprietary brand. Our retail outlets in Washington and Idaho sell gasoline, diesel, and retail merchandise and operate under the “Cenex®” and “Zip Trip®” brand names.
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single-point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve Ellsworth Air Force Base in South Dakota. Beginning in January 2019, we own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves McChord Air Force Base.
We also own a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”), a joint venture entity operated by Laramie Energy II, LLC (“Laramie”) and focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Our Corporate and Other reportable segment primarily includes general and administrative costs.
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
For the Years Ended December 31, 2018, 2017, and 2016

Restricted Cash
Restricted cash consists of cash not readily available for general purpose cash needs. Restricted cash relates to bankruptcy matters.
Allowance for Doubtful Accounts
We establish provisions for losses on trade receivables if it becomes probable that we will not collect all or part of the outstanding balances. We review collectibility and establish or adjust our allowance as necessary using the specific identification method. As of December 31, 2018 and 2017, we did not have a significant allowance for doubtful accounts.
Inventories
Commodity inventories are stated at the lower of cost or net realizable value using the first-in, first-out accounting method (“FIFO”). We value merchandise along with spare parts, materials, and supplies at average cost.
Our refining segment acquires all of its crude oil utilized at the Hawaii refinery from J. Aron & Company (“J.Aron”) under the Supply and Offtake Agreements as described in Note 11—Inventory Financing Agreements. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding obligation on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and are obligated to repurchase the inventory.
We enter into refined product and crude oil exchange agreements with other oil companies. Exchange receivables or payables are stated at cost and are presented within Trade accounts receivable and Accounts payable on our consolidated balance sheets.
Renewable Identification Numbers
Beginning in 2018, Inventories also include Renewable Identification Numbers (“RINs”). Our RINs assets, which include RINS purchased in the open market and RINs generated by blending biofuels as part of our refining process, are presented as Inventories on our consolidated balance sheets and stated at the lower of cost or net realizable value ("NRV") as of the end of the reporting period. Our RINs obligations to comply with RFS are presented as Other accrued liabilities on our consolidated balance sheets and measured at fair value as of the end of the reporting period. The net cost of RINs is recognized within Cost of revenues (excluding depreciation) in our consolidated statements of operations.
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

Assets	Lives in Years
Refining	8 to 47
Logistics	3 to 30
Retail	3 to 30
Corporate	3 to 7
Software	3

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are deferred and amortized on a straight-line basis over the period of time estimated until the next planned turnaround (generally three to five years). During 2016, we recognized deferred turnaround costs of approximately $32.7 million. No deferred turnaround costs were recorded during 2018 and 2017. Deferred turnaround costs are presented within Other long-term assets on our consolidated balance sheets.
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
For the Years Ended December 31, 2018, 2017, and 2016

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
Please read Note 13—Derivatives and Note 14—Fair Value Measurements for information regarding our derivatives and other financial instruments.
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
We recognize the impact of an uncertain tax position only if it is more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. As a general rule, our open years for Internal Revenue Service (“IRS”) examination purposes are 2015, 2016, and 2017. However, since we have net operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations in order to re-determine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction is claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss deductions was claimed. Any penalties or interest as a result of an examination will be recorded in the period assessed.
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
For the Years Ended December 31, 2018, 2017, and 2016

are equal to the market price of our common stock on the date of grant. The fair value of stock options are estimated using the Black-Scholes option-pricing model as of the date of grant.
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “ASC 606”), as amended by other ASUs, using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. As such, the comparative financial information for prior periods has not been adjusted and continues to be reported under Financial Accounting Standards Board (“FASB”) ASC Topic 605, Revenue Recognition (“ASC 605”). We did not identify any significant differences in our existing revenue recognition policies that require modification under the new standard; therefore, we did not recognize a cumulative adjustment on opening equity as of January 1, 2018.
Refining and Retail
Our refining and retail segment revenues are primarily associated with the sale of refined products. We recognize revenues upon physical delivery of refined products to a customer, which is the point in time at which control of the refined products is transferred to the customer. The refining segment’s contracts with its customers state the terms of the sale, including the description, quantity, delivery terms, and price of each product sold. Payments from customers are generally due in full within 2 to 30 days of product delivery or invoice date.
We account for certain transactions on a net basis under FASB ASC Topic 845, “Nonmonetary Transactions.” These transactions include nonmonetary crude oil and refined product exchange transactions, certain crude oil buy/sell arrangements, and sale and purchase transactions entered into with the same counterparty that are deemed to be in contemplation with one another.
Upon adoption of ASC 606, we made an accounting policy election to apply the sales tax practical expedient, whereby all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within Cost of revenues (excluding depreciation). This change in our accounting policy did not have a material impact on our consolidated financial information for the year ended December 31, 2018.
Logistics
We recognize transportation and storage fees as services are provided to a customer. Substantially all of our logistics revenues represent intercompany transactions that are eliminated in consolidation.
Cost Classifications
Cost of revenues (excluding depreciation) includes the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives, inventory valuation adjustments, and certain direct operating expenses related to our logistics segment.
Operating expense (excluding depreciation) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemicals and catalysts and other direct operating expenses.
The following table summarizes depreciation expense excluded from each line item in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$6,722	$6,029	$4,604
Operating expense	28,037	22,861	16,340
General and administrative expense	4,233	2,929	2,108
Benefit Plans
We recognize an asset for the overfunded status or a liability for the underfunded status of our defined benefit pension plan. The funded status is recorded within Other long-term liabilities. Certain changes in the plan’s funded status are recognized in Other comprehensive income (loss) in the period the change occurs.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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
Income (Loss) Per Share
Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the warrants. The common stock warrants are included in the calculation of basic EPS because they are issuable for minimal consideration. Basic and diluted EPS are computed taking into account the effect of participating securities. Participating securities include restricted stock that has been issued but has not yet vested. Please read Note 18—Income (Loss) Per Share for further information.
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
Accounting Principles Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a right-of-use asset or lease liability. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), which allows for an option to apply the transition provisions of ASC 842 at the adoption date versus at the earliest comparative period presented in the financial statements and an optional practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. These ASUs and other amendments and technical corrections to ASC 842 are effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We have adopted ASC 842 on January 1, 2019 under the modified retrospective approach and used the effective date as our initial application date. We have elected to apply the practical expedients package that allows us to not reassess our conclusions regarding lease identification, classification and initial direct costs for contracts that commenced prior to the effective date. We will also apply the short-term lease exception and the practical expedient that allows us not to bifurcate lease and non-lease components. We have substantially completed our evaluation of the amended lease guidance in ASC 842 for our existing leases as of December 31, 2018. Our existing lease contracts include leases related to retail facilities, railcars, barges, and other facilities used in the storage, transportation, and sale of crude oil and refined products. We are still evaluating lease contracts assumed in connection with our acquisition of U.S. Oil & Refining Co. Please read Note 22—Subsequent Events. As a result of the adoption of ASC 842, we expect to record lease assets and lease liabilities related to operating and finance leases in the approximate range of $365 million to $385 million on our consolidated balance sheet, including our preliminary estimate for U.S. Oil & Refining Co. leases. The new standard will also require additional disclosures for financing and operating leases beginning in the first quarter of 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). This ASU permits entities to elect to reclassify to retained earnings the stranded effects in Accumulated Other Comprehensive Income related to the changes in the statutory tax rate that were charged to income from continuing operations under the requirements of ASC 740. The guidance in ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-02 to have a material impact on our financial condition, results of operations, and cash flows.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends, adds, and removes certain disclosure requirements under FASB ASC Topic 820 “Fair Value Measurement.” The guidance in ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of ASU 2018-13 on our disclosures.
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
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). This ASU requires entities to account for implementation costs incurred in a cloud computing agreement that is a service contract under the guidance in FASB ASC Topic 350, “Goodwill and Intangible Assets,” which results in a capitalized and amortizable intangible asset. The guidance in ASU 2018-15 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. We currently do not expect the adoption of ASU 2018-15 to have a material impact on our financial condition, results of operations, and cash flows.
Accounting Principles Adopted
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by other ASUs issued since May 2014 (“ASU 2014-09” or “ASC 606”), using the modified retrospective method as permitted. Under this method, the cumulative effect of initially applying ASU 2014-09 is recognized as an adjustment to the opening balance of retained earnings (or accumulated deficit) and revenues reported in the periods prior to the date of adoption are not changed. Because the adoption of ASU 2014-09 did not have a material impact on the amount or timing of revenues recognized for the sale of refined products, we did not make such an adjustment to retained earnings. Please read Note 5—Revenue Recognition for further information.
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
For the Years Ended December 31, 2018, 2017, and 2016

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
On January 1, 2018, we adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This ASU required entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU required entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. As a result of the adoption of ASU 2017-07, we also retrospectively adjusted our 2017 and 2016 results of operations and disclosures, using the amounts disclosed in the benefit plan note for the estimation basis as a practical expedient. Operating income (loss) for the year ended December 31, 2016 was adjusted to reflect the reclassification of the curtailment gain of $3.1 million from Operating expense (excluding depreciation) to a newly-defined line item within Total other income (expense), net, Gain on curtailment of pension obligation. For the years ended December 31, 2017 and 2016, other immaterial non-service-cost-related components of the net periodic benefit cost related to our defined benefit pension plan were reclassified from Operating expense (excluding depreciation) to Other income (expense), net.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). Under ASU 2018-05, an entity would estimate, to the extent possible, the impacts of the Tax Cut and Jobs Act enacted on December 22, 2017 (“U.S. tax reform”) and then adjust the estimates when better information is available or the amount becomes determinable over something similar to the measurement period under business combination guidance. This ASU was effective upon issuance. As of December 31, 2018, we believe the impacts of the U.S. tax reform have been reasonably estimated and recorded within our consolidated financial statements.
Note 3—Investment in Laramie Energy, LLC
We have a 46.0% ownership interest in Laramie Energy, a joint venture entity focused on developing and producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado. Laramie Energy has a $400 million revolving credit facility secured by a lien on its natural gas and crude oil properties and related assets with a borrowing base currently set at $240 million. As of December 31, 2018 and 2017, the balance outstanding on the revolving credit facility was approximately $210.8 million and $171.5 million, respectively. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest in our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The change in our equity investment in Laramie Energy is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$127,192	$108,823	$76,203
Equity earnings (losses) from Laramie Energy	4,487	13,043	(28,198)
Accretion of basis difference	4,977	5,326	5,818
Investments	—	—	55,000
Ending balance	$136,656	$127,192	$108,823
Summarized financial information for Laramie Energy is as follows (in thousands):

	December 31,
	2018	2017
Current assets	$28,569	$18,757
Non-current assets	788,515	720,444
Current liabilities	41,681	42,149
Non-current liabilities	293,084	237,497

	Year Ended December 31,
	2018	2017	2016
Natural gas and oil revenues	$226,974	$157,879	$104,826
Income (loss) from operations	34,206	6,019	(27,325)
Net income (loss)	6,347	30,837	(61,849)
Laramie Energy’s net income for the year ended December 31, 2018 includes $66.6 million and $4.1 million of DD&A expense and unrealized losses on derivative instruments, respectively. Laramie Energy’s net income for the year ended December 31, 2017 includes $50.3 million and $46.2 million of DD&A expense and unrealized gains on derivative instruments, respectively. Laramie Energy’s net loss for the year ended December 31, 2016 includes $42.7 million and $34.5 million of DD&A expense and unrealized losses on derivative instruments, respectively.
At December 31, 2018 and 2017, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $85.2 million and $67.2 million, respectively. This difference arose primarily due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Hawaii Refinery Expansion
On August 29, 2018, following the announcement by IES Downstream, LLC’s (“IES”) that it was ceasing refining operations in Hawaii, we entered into a Topping Unit Purchase Agreement with IES to purchase certain of IES’s refining units and related assets in addition to certain hydrocarbon and non-hydrocarbon inventory (collectively, the “Hawaii Refinery Expansion”). On December 19, 2018, we completed the asset purchase for total consideration of approximately $66.9 million, net of a $4.3 million receivable related to net working capital adjustments. The purchase price consisted of $47.6 million in cash and approximately 1.1 million shares of our common stock valued with a fair value of $19.3 million.
We accounted for the Hawaii Refinery Expansion as an asset acquisition whereby the purchase price was allocated entirely to the assets acquired. Of the total purchase price of $66.9 million, $45.2 million was allocated to property, plant, and equipment, $4.3 million to non-hydrocarbon inventory, and $17.4 million to hydrocarbon inventory. With the completion of the Hawaii Refinery Expansion, the Hawaii refinery now has two facility locations that are approximately two miles from one another: Par East, our legacy refinery assets, and Par West, the recently-acquired assets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

We incurred $5.7 million of acquisition costs related to the Hawaii Refinery Expansion for the year ended December 31, 2018. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations.
Northwest Retail Acquisition
On January 9, 2018, we entered into an Asset Purchase Agreement with CHS, Inc. to acquire twenty-one (21) owned retail gasoline, convenience store facilities and twelve (12) leased retail gasoline, convenience store facilities, all at various locations in Washington and Idaho (collectively, “Northwest Retail”). On March 23, 2018, we completed the acquisition for cash consideration of approximately $74.5 million (the “Northwest Retail Acquisition”).
As part of the Northwest Retail Acquisition, Par and CHS, Inc. entered into a multi-year branded petroleum marketing agreement for the continued supply of Cenex®-branded refined products to the acquired Cenex® Zip Trip convenience stores. In addition, the parties also entered into a multi-year supply agreement pursuant to which Par supplies refined products to CHS, Inc. within the Rocky Mountain and Pacific Northwest markets.
We accounted for the acquisition of Northwest Retail as a business combination whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with Northwest Retail and utilization of our net operating loss carryforwards, as well as intangible assets that do not qualify for separate recognition. Goodwill recognized as a result of the Northwest Retail Acquisition is expected to be deductible for income tax reporting purposes.
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
As of December 31, 2018, we finalized the Northwest Retail Acquisition purchase price allocation. We incurred $0.6 million of acquisition costs related to the Northwest Retail Acquisition for the year ended December 31, 2018. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations.
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
On July 14, 2016, we completed the WRC Acquisition for cash consideration of $209.4 million, including a deposit of $5.0 million paid in June 2016, and assumed debt consisting of term loans of $58.0 million and revolving loans of $10.1 million. The consideration was paid with funds received from the issuance of our 2.50% convertible subordinated bridge notes (the “Bridge Notes”), cash on hand, which included the net proceeds from our June 2016 issuance and sale of an aggregate of $115 million principal amount of 5.00% convertible senior notes due 2021 (the “5.00% Convertible Senior Notes”), and the issuance of a $65 million secured term loan by Par Wyoming Holdings, LLC (the “Par Wyoming Holdings Credit Agreement”). Please read Note 12—Debt for further information on the 5.00% Convertible Senior Notes, the Bridge Notes, and the Par Wyoming Holdings Credit Agreement.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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

Year Ended December 31,
2016
Revenues	$2,026,237
Net (loss)	(51,239)

(Loss) per share
Basic	$(1.21)
Diluted	$(1.21)
Note 5—Revenue Recognition
As of December 31, 2018 and December 31, 2017, receivables from contracts with customers were $148.4 million and $112.3 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $6.7 million and $9.5 million as of December 31, 2018 and December 31, 2017, respectively. We have elected to apply a practical expedient not to disclose the value of unsatisfied performance

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

obligations for (i) contracts with an original expected duration of less than one year and (ii) contracts where the variable consideration has been allocated entirely to our unsatisfied performance obligation.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

Year Ended December 31, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$981,090	$—	$317,434
Distillates (1)	1,770,381	—	39,835
Other refined products (2)	458,596	—	—
Merchandise	—	—	83,771
Transportation and terminalling services	—	125,743	—
Total segment revenues (3)	$3,210,067	$125,743	$441,040
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, and naphtha.

(3)	Refer to Note 20—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at December 31, 2018 and 2017 consist of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
December 31, 2018
Crude oil and feedstocks	$7,000	$117,877	$124,877
Refined products and blendstock	62,401	100,175	162,576
Warehouse stock and other (2)	34,612	—	34,612
Total	$104,013	$218,052	$322,065
December 31, 2017
Crude oil and feedstocks	$93,970	$56,014	$149,984
Refined products and blendstock	63,505	108,917	172,422
Warehouse stock and other	22,951	—	22,951
Total	$180,426	$164,931	$345,357
_________________________________________________________

(1)	Please read Note 11—Inventory Financing Agreements for further information.

(2)	Includes $5.0 million of RINs and environmental credits.
There was a $3.8 million reserve for the lower of cost or net realizable value of inventory as of December 31, 2018. There was no reserve for the lower of cost or net realizable value of inventory as of December 31, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at December 31, 2018 and 2017 consist of the following (in thousands):

	December 31,
	2018	2017
Collateral posted with broker for derivative instruments (1)	$2,759	$215
Prepaid insurance	7,727	7,547
Derivative assets	5,164	4,296
Other	12,720	5,221
Total	$28,370	$17,279
_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 13—Derivatives for further information.

Note 8—Property, Plant, and Equipment
Major classes of property, plant, and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Land	$117,559	$79,330
Buildings and equipment	512,870	433,977
Other	18,939	15,931
Total property, plant, and equipment	649,368	529,238
Proved oil and gas properties	400	400
Less accumulated depreciation and depletion	(111,507)	(79,622)
Property, plant, and equipment, net	$538,261	$450,016
Depreciation expense was approximately $39.0 million, $31.8 million, and $23.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 9—Asset Retirement Obligations
The table below summarizes the changes in our recorded asset retirement obligations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$9,103	$9,042	$8,909
Obligations acquired	487	—	—
Accretion expense	395	369	362
Liabilities settled during period	—	(308)	(229)
Ending balance	$9,985	$9,103	$9,042

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 10—Goodwill and Intangible Assets
During the years ended December 31, 2018 and 2017, the change in the carrying amount of goodwill was as follows (in thousands):

Balance at January 1, 2017	$105,732
Wyoming Refining acquisition purchase price allocation adjustment (1)	1,455
Balance at December 31, 2017	107,187
Acquisition of Northwest Retail (1)	46,210
Balance at December 31, 2018	$153,397
________________________________________________________

(1)	Please read Note 4—Acquisitions for further discussion.
Intangible assets consist of the following (in thousands):

	December 31,
	2018	2017
Intangible assets:
Railcar leases	$3,249	$3,249
Trade names and trademarks	6,267	6,267
Customer relationships	32,064	32,064
Total intangible assets	41,580	41,580
Accumulated amortization:
Railcar leases	(3,249)	(3,249)
Trade name and trademarks	(5,037)	(4,951)
Customer relationships	(9,347)	(6,776)
Total accumulated amortization	(17,633)	(14,976)
Net:
Railcar leases	—	—
Trade name and trademarks	1,230	1,316
Customer relationships	22,717	25,288
Total intangible assets, net	$23,947	$26,604
Amortization expense was approximately $2.7 million, $3.3 million, and $4.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our intangible assets related to customer relationships and trade names have an average useful life of 13.5 years. Expected amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year Ended	Amount
2019	$2,658
2020	2,658
2021	2,658
2022	2,658
2023	2,658
Thereafter	10,657
$23,947

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 11—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. As part of this amendment, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of December 31, 2018, we had no obligations due to J. Aron under this letter of credit agreement. On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, we amended and restated the Supply and Offtake Agreements to update the terms of the collateral. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. Prior to June 27, 2018, we had the right to defer payments owed to J. Aron up to the lesser of $125 million or 85% of eligible accounts receivable and inventory. Effective June 27, 2018, we have the right to defer payments owed to J. Aron up to the lesser of $165 million or 85% of eligible accounts receivable and inventory. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) requires us to increase our margin requirements by an aggregate $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC ("PHR") in limited and restricted circumstances.
During the term of the Supply and Offtake Agreements, we and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 150 Mbpd of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices.
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
For the years ended December 31, 2018, 2017, and 2016, we incurred approximately $21.5 million, $13.7 million, and $7.8 million in handling fees related to the Supply and Offtake Agreements, respectively, which are included in Cost of revenues (excluding depreciation) on our consolidated statements of operations. For the years ended December 31, 2018, 2017, and 2016, Interest expense and financing costs, net on our consolidated statements of operations includes approximately $4.5 million, $2.3 million, and $3.2 million of expenses related to the Supply and Offtake Agreements, respectively.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement will bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2018 and 2017, the capacity of the Deferred Payment Arrangement was $77.4 million and $83.1 million, respectively, and we had $68.4 million and $41.1 million outstanding, respectively.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 of the Supply and Offtake Agreements for an additional $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional aggregate $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of December 31, 2018 and 2017, the receivable was $2.5 million and $7.1 million, respectively.
The agreements also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 13—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 12—Debt
The following table summarizes our outstanding debt as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
5.00% Convertible Senior Notes due 2021	$115,000	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,466	—
Principal amount of long-term debt	416,466	415,000
Less: unamortized discount and deferred financing costs	(23,826)	(30,188)
Total debt, net of unamortized discount and deferred financing costs	392,640	384,812
Less: current maturities	(33)	—
Long-term debt, net of current maturities	$392,607	$384,812
Annual maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

Year Ended	Amount Due
2019	$33
2020	34
2021	115,036
2022	37
2023	39
Thereafter	301,287
Total	$416,466
Additionally, as of December 31, 2018, we had approximately $13.5 million in letters of credit outstanding under the ABL Credit Facility.
Our debt is subject to various affirmative and negative covenants. As of December 31, 2018, we were in compliance with all debt covenants. Under the ABL Credit Facility and the indenture governing the 7.75% Senior Secured Notes, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
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
The 7.75% Senior Secured Notes are secured by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of the Issuers and the subsidiary guarantors, including but not limited to, material real property now owned or hereafter acquired by the Issuers or subsidiary guarantors and their equipment, intellectual property, and equity interests, but excluding certain property which is collateral under the ABL Credit Facility and collateral under the Supply

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

and Offtake Agreements. The 7.75% Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each of Par Petroleum, LLC’s existing wholly owned subsidiaries (other than Par Petroleum Finance Corp.), and are guaranteed on a senior unsecured basis only as to the payment of principal and interest by Par Pacific Holdings, Inc. In the future, the 7.75% Senior Secured Notes will be guaranteed on a senior secured basis by additional subsidiaries of Par Petroleum, LLC that guarantee material indebtedness of the Issuers or otherwise become obligated with respect to material indebtedness under a credit facility, subject to certain exceptions.
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii, Inc., Mid Pac Petroleum, LLC, HIE Retail, LLC, and WRC (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. The ABL Revolver had no outstanding balance as of December 31, 2018 and had a borrowing base of approximately $54.7 million at December 31, 2018.
The revolving loans under the ABL Revolver bear interest at a fluctuating rate per annum equal to (i) during the periods such revolving loan is a base rate loan, the base rate plus the applicable margin in effect from time to time, and (ii) during the periods such revolving loan is a LIBOR Loan, at LIBOR for the applicable interest period plus the applicable margin in effect from time to time. The base rate is equal to (i) daily LIBOR (“LIBOR Daily Floating Rate") or (ii) if the LIBOR Daily Floating Rate is unavailable for any reason, a rate as calculated per the agreement (the “Prime Rate") for such day. The maturity date of the ABL Revolver is December 21, 2022, on which date all revolving loans will be due and payable in full. The average effective interest rate for 2018 on the ABL Revolver loan was 4.3%.
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
The obligations of the ABL Borrowers are guaranteed by Par and Par Petroleum, LLC’s existing and future direct or indirect domestic subsidiaries that are not borrowers under the ABL Credit Facility. The loans and letters of credit issued under the ABL Credit Facility are secured by a first-priority security interest in and lien on certain assets of the borrowers and the guarantors, including cash and cash equivalents and inventory, and excluding the assets of PHR.
Mid Pac Term Loan
On September 27, 2018, Mid Pac Petroleum, LLC, our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, FSB, which provided a term loan of up to $1.5 million, the proceeds of which were received and used for the October 18, 2018 purchase of retail property. The Mid Pac Term Loan is scheduled to mature on October 18, 2028.
The Mid Pac Term Loan is payable monthly, bears interest an annual rate of 4.375%, is secured by a first-priority lien on the real property purchased with the funds, including leases and rents on the property and the property's fixed assets and fixtures, and is guaranteed by Par Petroleum, LLC.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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
Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the J. Aron Forward Sale and recognized $0.3 million of costs associated with the termination of the agreement, which is included within Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2017.
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
Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the Par Wyoming Holdings Credit Agreement and recognized $5.2 million of costs associated with the termination of the agreement, which is included within Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2017.
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
Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the Wyoming Refining Credit Facilities and recognized $0.1 million of costs associated with the termination of the agreement, which is included within Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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
The 5.00% Convertible Senior Notes are not redeemable by us prior to June 20, 2019. On or after June 20, 2019, we may redeem all or any portion of the 5.00% Convertible Senior Notes if the last reported sales price of our common stock is at least 140% of the conversion price then in effect (i) on the trading day immediately preceding the date on which we provide notice of redemption and (ii) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 5.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest and a make-whole premium, which is equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. Please read Note 13—Derivatives for further information on embedded derivatives.
We separately account for the liability and equity components of the 5.00% Convertible Senior Notes. The fair value of the liability component was calculated using a discount rate of an identical debt instrument without a conversion feature. Based on this borrowing rate, the fair value of the liability component of the 5.00% Convertible Senior Notes on the issuance date was $89.3 million. The carrying amount of the equity component was determined to be $22.2 million by deducting the fair value of the liability component from the $111.6 million net proceeds of the 5.00% Convertible Senior Notes. The deferred financing costs of $0.6 million related to 5.00% Convertible Senior Notes were allocated on a proportionate basis between Long-term debt and Additional paid-in capital on the consolidated balance sheet. As of December 31, 2018, the if-converted value did not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes.
As of December 31, 2018, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $14.6 million and the carrying amount of the liability component was $100.4 million. The unamortized discount and deferred financing costs will be amortized to Interest expense and financing costs, net over the term of the 5.00% Convertible Senior Notes.
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
For the Years Ended December 31, 2018, 2017, and 2016

equal to a Eurodollar Loan, the relevant Adjusted Eurodollar Rate for such Eurodollar Loan for the applicable interest period plus an applicable margin ranging from 2.50% to 3.25%. The effective interest rate for 2017 on the outstanding loan was 4.0%.
Upon issuance of the 7.75% Senior Secured Notes on December 21, 2017, we repaid in full and terminated the Hawaii Retail Credit Facilities and recognized $1.2 million of costs associated with the termination of the agreement, which is included within Debt extinguishment and commitment costs on our consolidated statement of operations for the year ended December 31, 2017.

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
Term Loan
On July 11, 2014, we and certain subsidiaries entered into a Delayed Draw Term Loan and Bridge Loan Credit Agreement (“Credit Agreement”), amending and restating a previous borrowing arrangement with the lenders, to provide us with a term loan of up to $50.0 million (“Term Loan”) and a bridge loan of up to $75.0 million (“Bridge Loan”). The lenders under the Credit Agreement include ZCOF Par Petroleum Holdings, LLC, one of our significant stockholders. Proceeds from the Term Loan were used to fund a deposit per the Mid Pac merger agreement, to pay transaction costs, and for working capital and general corporate purposes.
On June 15, 2016, the Credit Agreement was amended to permit (i) the issuance of the 5.00% Convertible Senior Notes, (ii) the issuance of our Bridge Notes, and (iii) the WRC Acquisition. We paid a consent fee of $2.5 million in connection with this amendment, $1.3 million of which was paid to an affiliate of Whitebox Advisors, LLC (“Whitebox”), one of our largest stockholders. On June 21, 2016, we repaid $5 million of the Term Loan pursuant to the terms of the amendment, $3.3 million of which was allocated to an affiliate of Whitebox. Please read Note 21—Related Party Transactions for additional information.
The Term Loan originally matured on July 11, 2018 and bore interest at either 10% per annum if paid in cash or 12% per annum if paid in kind, at our election, and had an original issue discount of 5%.
On June 30, 2017, we fully repaid the Term Loan and terminated the Credit Agreement. A portion of the proceeds from the J. Aron Forward Sale and cash flows from operations were used to repay the full amount outstanding. We recorded a Debt extinguishment and commitment costs of approximately $1.8 million related to unamortized deferred financing costs associated with the Term Loan in the year ended December 31, 2017.
Cross Default Provisions
Included within each of our debt instruments are customary cross default provisions that require the repayment of amounts outstanding on demand should an event of default occur and not be cured within the permitted grace period, if any. As of December 31, 2018, we are in compliance with all of our debt instruments.
Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the SEC on February 6, 2019 and declared effective on February 15, 2019 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750.0 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries are subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans, or advances.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 13—Derivatives
Commodity Derivatives
We utilize commodity derivative contracts to manage our price exposure in our inventory positions, future purchases of crude oil, future sales and purchases of refined products, and crude oil consumption in our refining process. The derivative contracts that we execute to manage our price risk include exchange traded futures, options, and OTC swaps. Our futures, options, and OTC swaps are marked-to-market and changes in the fair value of these contracts are recognized within Cost of revenues (excluding depreciation) on our consolidated statements of operations.
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
We have entered into forward purchase contracts for crude oil and forward sales and purchases contracts of refined products. We elect the normal purchases normal sales (“NPNS”) exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs. Our open futures and OTC swaps expire at various dates through March 2019.
We elect to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Our consolidated balance sheets present derivative assets and liabilities on a net basis. Please read Note 14—Fair Value Measurements for the gross fair value and net carrying value of our derivative instruments. Our cash margin that is required as collateral deposits cannot be offset against the fair value of open contracts except in the event of default.
At December 31, 2018, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Long	Short	Net
Futures	305	(26)	279
Swaps	300	(804)	(504)
Total	605	(830)	(225)
Interest Rate Derivatives
We are exposed to interest rate volatility in the Supply and Offtake Agreements. We utilize interest rate swaps to manage our interest rate risk. As of December 31, 2018, we had locked in an average fixed rate of 0.97% in exchange for a floating interest rate indexed to the three-month LIBOR on an aggregate notional amount of $100 million. The interest rate swap matured in February 2019. In February 2018, we terminated a separate $100 million floating interest rate swap originally maturing in March 2021, which resulted in a realized gain of $3.7 million.
In June 2016, we completed the issuance and sale of an aggregate of $115.0 million principal amount of the 5.00% Convertible Senior Notes. Please read Note 12—Debt for further discussion. Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net on our consolidated statements of operations. As of December 31, 2018, this embedded derivative was deemed to have a de minimis fair value.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The following table provides information on the fair value amounts (in thousands) of these derivatives as of December 31, 2018 and 2017 and their placement within our consolidated balance sheets.

		December 31,
	Balance Sheet Location	2018	2017
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$4,973	$2,814
Commodity derivatives	Other accrued liabilities	(700)	(39)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	4,085	(19,564)
Interest rate derivatives	Prepaid and other current assets	191	1,482
Interest rate derivatives	Other long-term assets	—	2,328
_________________________________________________________

(1)
Does not include cash collateral of $2.7 million and $0.2 million recorded in Prepaid and other current assets and $8.3 million and $7.0 million in Other long-term assets as of December 31, 2018 and 2017, respectively.

The following table summarizes the pre-tax gains (losses) recognized in Net income (loss) on our consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Year Ended December 31,
	Statement of Operations Classification	2018	2017	2016
Commodity derivatives	Cost of revenues (excluding depreciation)	$(3,420)	$(4,517)	$(1,338)
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	23,649	436	(29,810)
Interest rate derivatives	Interest expense and financing costs, net	1,309	489	2,729
Note 14—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Purchase Price Allocation of Northwest Retail
The fair values of the assets acquired and liabilities assumed as a result of the Northwest Retail acquisition were estimated as of March 23, 2018, the date of the acquisition, using valuation techniques described in notes (1) through (5) described below.

		Valuation
	Fair Value	Technique
	(in thousands)
Net working capital	$3,822	(1)
Property, plant, and equipment	30,230	(2)
Goodwill	46,210	(3)
Long-term capital lease obligations	(5,244)	(4)
Other non-current liabilities	(487)	(5)
Total	$74,531

(1)	Current assets acquired and liabilities assumed were recorded at their net realizable value.

(2)
The fair value of property, plant, and equipment was estimated using the cost approach. Under the cost approach, the total replacement cost of the property is determined based on industry sources with adjustments for regional factors. The total cost is then adjusted for depreciation based on the physical age of the assets and obsolescence. The fair value of the land was estimated using the sales comparison approach. Under this approach, the sales prices of similar properties

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

are adjusted to account for differences in land characteristics. We consider this to be a Level 3 fair value measurement. The fair value of capital lease assets was estimated using the income approach. Under the income approach, the annual lease market rental rate cash flow stream is estimated and then discounted to present value over the remaining life of the lease using a pre-tax discount rate based on expected return for the specific asset type and location.

(3)	The excess of the purchase price paid over the fair value of the identifiable assets acquired and liabilities assumed is allocated to goodwill.

(4)	Long-term capital lease obligations were estimated based on the present value of lease payments over the term of the lease.

(5)
Other non-current liabilities are primarily related to asset retirement obligations. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate.

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

(5)
Other non-current liabilities include environmental liabilities and the underfunded status of the Wyoming Refining defined benefit plan. The underfunded status of the defined benefit plan represents the difference between the fair value of the plan’s assets and the projected benefit obligations. Environmental liabilities are based on management’s best estimates of probable future costs using current available information. We consider this to be a Level 3 fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common stock warrants
As of December 31, 2018 and 2017, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of December 31, 2018, the warrants had a weighted-average exercise price of $0.09 and a remaining term of 3.67 years.
The estimated fair value of the common stock warrants was $14.13 and $19.21 per share as of December 31, 2018 and 2017, respectively. Increases in the value of our common stock will increase the value of the common stock warrants. Likewise, decreases in the value of our common stock will result in a decrease in the value of the common stock warrants.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Derivative instruments
We utilize commodity derivative contracts to manage our price exposure in our inventory positions, future purchases of crude oil, future sales and purchases of refined products, and cost of crude oil consumed in the refining process. We utilize interest rate swaps to manage our interest rate risk. Please read Note 13—Derivatives for further information on derivatives.
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
Upon redemption of our 5.00% Convertible Senior Notes on or after June 20, 2019 at our election, we are obligated to pay a make-whole premium equal to the present value of the remaining scheduled payments of interest on the 5.00% Convertible Senior Notes to be redeemed from the relevant redemption date to the maturity date of June 15, 2021. We have determined that the redemption option and the related make-whole premium represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As of December 31, 2018 and 2017, this embedded derivative was deemed to have a de minimis fair value.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and options.  These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron repurchase obligation derivative requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period. Estimates of the J. Aron settlement prices are based on observable inputs, such as Brent and WTI indices, and unobservable inputs, such as contractual price differentials as defined in the Supply and Offtake Agreements; therefore it is classified as a Level 3 instrument. We do not have other commodity derivatives classified as Level 3 at December 31, 2018 or 2017. Please read Note 13—Derivatives for further information on derivatives.
Contingent consideration
The cash consideration for our acquisition of PHR was subject to an earn-out provision. As of December 31, 2016, the earn-out measurement period was complete and our estimated liability no longer relied on forecasts and simulations. Prior to December 31, 2016, the liability was remeasured at the end of each reporting period using an estimate based on actual results to date and a Monte Carlo simulation analysis for future periods. Significant inputs used in the valuation model included estimated future gross margin, annual gross margin volatility, and a present value factor. We considered this to be a Level 3 fair value measurement. See Note 15—Commitments and Contingencies for further discussion.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Financial Statement Impact
Fair value amounts by hierarchy level as of December 31, 2018 and 2017 are presented gross in the tables below (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$170	$5,234	$—	$5,404	$(431)	$4,973
Interest rate derivatives	—	191	—	191	—	191
Total	$170	$5,425	$—	$5,595	$(431)	$5,164

Liabilities
Common stock warrants	$—	$—	$(5,007)	$(5,007)	$—	$(5,007)
Commodity derivatives	(870)	(261)	—	(1,131)	431	(700)
J. Aron repurchase obligation derivative	—	—	4,085	4,085	—	4,085
Total	$(870)	$(261)	$(922)	$(2,053)	$431	$(1,622)

	December 31, 2017
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$557	$21,907	$—	$22,464	$(19,650)	$2,814
Interest rate derivatives	—	3,810	—	3,810	—	3,810
Total	$557	$25,717	$—	$26,274	$(19,650)	$6,624

Liabilities
Common stock warrants	$—	$—	$(6,808)	$(6,808)	$—	$(6,808)
Commodity derivatives	(596)	(19,093)	—	(19,689)	19,650	(39)
J.Aron repurchase obligation derivative	—	—	(19,564)	(19,564)	—	(19,564)
Total	$(596)	$(19,093)	$(26,372)	$(46,061)	$19,650	$(26,411)
_________________________________________________________

(1)	Does not include cash collateral of $10.9 million and $7.2 million as of December 31, 2018 and 2017, respectively included on our consolidated balance sheets.
A roll forward of Level 3 derivative instruments measured at fair value on a recurring basis is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$(26,372)	$(25,134)	$(25,867)
Settlements	—	—	16,810
Total unrealized income (loss) included in earnings	25,450	(1,238)	(16,077)
Ending balance	$(922)	$(26,372)	$(25,134)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The carrying value and fair value of long-term debt and other financial instruments as of December 31, 2018 and 2017 is as follows (in thousands):

	Carrying Value	Fair Value
December 31, 2018
5.00% Convertible Senior Notes due 2021 (1) (3)	$100,411	$121,488
7.75% Senior Secured Notes due 2025 (1)	290,763	270,000
Mid Pac Term Loan (2)	1,466	1,466
Common stock warrants (2)	5,007	5,007

December 31, 2017
5.00% Convertible Senior Notes due 2021 (1) (3)	$95,486	$149,007
7.75% Senior Secured Notes due 2025 (1)	289,326	300,423
Common stock warrants (2)	6,808	6,808
_________________________________________________________

(1)	The fair values of the 5.00% Convertible Senior Notes and the 7.75% Senior Secured Notes are considered Level 2 measurements as discussed below.

(2)	The fair values of the common stock warrants and the Mid Pac Term Loan are considered a Level 3 measurement in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of December 31, 2018. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
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
Note 15—Commitments and Contingencies
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
Tesoro Earn-out Dispute
On June 17, 2013, a wholly owned subsidiary of Par entered into a membership interest purchase agreement with Andeavor, formerly known as Tesoro Corporation (“Tesoro,” which changed its name to Andeavor Corporation before being purchased by Marathon Petroleum Company in October 2018), pursuant to which it purchased all of the issued and outstanding membership interests in Tesoro Hawaii, LLC, an entity that was renamed Hawaii Independent Energy, LLC, and thereafter renamed Par Hawaii Refining, LLC. The cash consideration for the acquisition was subject to an earn-out provision during the years 2014-2016, subject to, among other things, an annual earn-out cap of $20 million and an overall cap of $40 million. During 2016, we paid Tesoro a total of $16.8 million to settle the 2014 and 2015 earn-out periods. Tesoro disputed our calculation of the 2015 and 2016 earn-out amounts and asserted that it was entitled to an additional earn-out amount of $4.3 million for the 2015 earn-out period and a total

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

earn-out amount of $8.3 million for the 2016 earn-out period. On March 22, 2018, Tesoro agreed to settle the earn-out dispute and release and discharge any related claims in exchange for our payment of $10.5 million.
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
United Steelworkers Union Dispute
A portion of our employees at the Hawaii refinery are represented by the United Steelworkers Union (“USW”). On March 23, 2015, the union ratified a four-year extension of the collective bargaining agreement. On January 13, 2016, the USW filed a claim against PHR before the United States National Labor Relations Board (the “NLRB”) alleging a refusal to bargain collectively and in good faith. On March 29, 2016, the NLRB deferred final determination on the USW charge to the grievance/arbitration process under the extant collective bargaining agreement. Arbitration was commenced and concluded on October 1, 2018. In a decision dated November 27, 2018, the arbitrator denied the grievance without prejudice to USW's NLRB claim regarding retiree medical and short term disability benefits. PHR denies the USW’s allegations and intends to vigorously defend itself in connection with such claim in the grievance/arbitration process and any subsequent proceeding before the NLRB.
Environmental Matters
Like other companies in our industry, our operations are subject to extensive and periodically-changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time.
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
The Par East facility of our Hawaii refinery and our Wyoming refinery were each granted a one-year small refinery exemption for the compliance year 2017 from the U.S. Environmental Protection Agency (“EPA”). Owing primarily to the receipt of these small refinery exemptions, our net income for the year ended December 31, 2018 includes a $1.1 million of RINs benefit.
Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, and, therefore, investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of December 31, 2018, we have accrued $17.3 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next 5 years, with the remainder being incurred over approximately 30 years.
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
For the Years Ended December 31, 2018, 2017, and 2016

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
Furthermore, the EPA is developing refinery-specific GHG regulations and performance standards that are expected to impose GHG emission limits and/or technology requirements. These control requirements may affect a wide range of refinery operations. Any such controls could result in material increased compliance costs, additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial condition, results of operations, or cash flows.
On September 29, 2015, the EPA announced a final rule updating standards that control toxic air emissions from petroleum refineries, addressing, among other things, flaring operations, fenceline air quality monitoring, and additional emission reductions from storage tanks and delayed coking units. Compliance with this rule has not had a material impact on our financial condition, results of operations, or cash flows to date.
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
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and National Highway Traffic Safety Administration ("NHTSA") jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule, but they are expected to do so in 2019. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS2 requires an increasing amount of renewable fuel to be blended into the nation's transportation fuel supply, up to 36.0 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as Renewable Identification Numbers (“RINs”), to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. The RFS2 may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
In October 2010, the EPA issued a partial waiver decision under the federal CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10% (“E10”) to 15% (“E15”) for 2007 and newer light duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model years 2001-2006. In 2019, EPA is expected to conduct a rulemaking to allow year-round sales of E15. There are numerous issues, including state and federal regulatory issues,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

which need to be addressed before E15 can be marketed on a large scale for use in traditional gasoline engines; however, increased renewable fuel in the nation's transportation fuel supply could reduce demand for our refined products.
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard is January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. Our Hawaii refinery is required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East facility of our Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2017. The EPA is expected to make small refinery status determinations for 2018 in the first quarter of 2019.
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
In addition to U.S. fuels requirements, the IMO has also adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 ("IMO 2020"). Like the rest of the refining industry, we are focused on meeting these standards and may incur costs in producing lower-sulfur fuels.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, IMO 2020, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
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
Consent Decree
On July 18, 2016, PHR and subsidiaries of Tesoro entered into a consent decree with the EPA, the U.S. Department of Justice (“DOJ”), and other state governmental authorities concerning alleged violations of the federal CAA related to the ownership and operation of multiple facilities owned or formerly owned by Tesoro and its affiliates (“Consent Decree”), including the Par East facility of our Hawaii refinery. As a result of the Consent Decree, PHR expanded its planned 2016 turnaround to undertake additional capital improvements to reduce emissions of air pollutants and to provide for certain nitrogen oxide and sulfur dioxide emission controls and monitoring required by the Consent Decree. Although the turnaround was completed during the third quarter of 2016, work related to the Consent Decree is ongoing. This work subjects us to risks associated with engineering, procurement, and construction of improvements and repairs to our facilities and related penalties and fines to the extent applicable deadlines under the Consent Decree are not satisfied, as well as risks related to the performance of equipment required by, or affected by, the Consent Decree. Each of these risks could have a material adverse effect on our business, financial condition, or results of operations.
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through December 31, 2018, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of December 31, 2018, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree for the year ended December 31, 2018 and 2017 are presented within Capital expenditures on our consolidated statement of cash flows for the related periods.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

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
As of December 31, 2018, two related claims totaling approximately $22.4 million remained to be resolved by the trustee for the General Trust and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Capital Leases
Within our retail segment, we have capital lease obligations related primarily to the leases of 17 retail stations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. Certain leases include escalation clauses and/or purchase options. Minimum annual lease payments including interest, for capital leases are as follows (in thousands):

2019	$2,723
2020	2,264
2021	1,757
2022	1,512
2023	1,148
Thereafter	2,600
Total minimum lease payments	12,004
Less amount representing interest	1,865
Total minimum rental payments	$10,139
Operating Leases
We have various cancelable and noncancelable operating leases related to land, vehicles, office and retail facilities, railcars, barges, and other facilities used in the storage, transportation, and sale of crude oil and refined products. We have operating leases for most of our retail stations with an average of eight years remaining and generally containing renewal options and escalation clauses. Leases for facilities used in the storage, transportation, and sale of crude oil and refined products have various expiration dates extending to 2044.
Minimum annual lease payments for operating leases to which we are legally obligated and having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

2019	$62,589
2020	62,132
2021	39,821
2022	38,402
2023	38,827
Thereafter	191,717
Total minimum rental payments	$433,488
Rent expense for the years ended December 31, 2018, 2017, and 2016 was approximately $41.6 million, $41.2 million, and $39.6 million, respectively.
Major Customers
For the year ended December 31, 2017, we had one customer in our refining segment that accounted for 10% of our consolidated revenues. No other customers accounted for more than 10% of our consolidated revenues during the years ended December 31, 2018, 2017, and 2016.
Note 16—Stockholders’ Equity
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
For the Years Ended December 31, 2018, 2017, and 2016

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
For the Years Ended December 31, 2018, 2017, and 2016

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
In connection with the issuance by the Company of its 2.50% convertible subordinated bridge notes (the “Bridge Notes”), the Company entered into a registration rights agreement (the “Bridge Notes Registration Rights Agreement”), dated as of July 14, 2016 with the purchasers of the Bridge Notes. The Bridge Notes Registration Rights Agreement required the Company to file with the SEC a shelf registration statement covering resales of the shares of common stock, if any, issuable upon conversion of the Bridge Notes, (ii) to use its commercially reasonable efforts to cause such shelf registration statement to be declared effective by the SEC no later than (A) the earlier of December 14, 2016 or 60 days after the filing deadline for the shelf registration statement or (B) if earlier, five business days after the date on which the SEC informs the Company that it will not review the shelf registration statement, and (iii) to use its commercially reasonable efforts to keep such shelf registration statement effective until the earlier of (A) the date on which all of such shares have been sold, (B) the date on which such shares may be sold without volume restrictions under Rule 144 of the Securities Act of 1933, as amended, or (C) the third anniversary of the effective date of such shelf registration statement.
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
In connection with the Hawaii Refinery Expansion, we entered into a registration rights agreement with IES (the "IES Registration Rights Agreement"). Under the IES Registration Rights Agreement, we agreed to file with the SEC within three (3) days after the closing date of the Hawaii Refinery Expansion and to use our commercially reasonable efforts to cause to become effective a registration statement relating to the resales of the common stock issued in connection with the Hawaii Refinery Expansion (the “IES Shares”), with an effectiveness deadline as promptly as practicable after filing of the prospectus relating to the registration statement, but in no event later than (i) ninety (90) days after the closing of the Hawaii Refinery Expansion, or (ii) if earlier, three (3) business days after the date on which the SEC informs us (A) that the SEC will not review the registration statement or (B) that we may request acceleration of the effectiveness of the registration statement. We also agreed to use our commercially reasonable efforts to keep the registration statement effective until the earliest to occur of (a) the disposition of the IES Shares, (b) the availability under Rule 144 for each holder of the IES Shares to immediately freely resell such IES Shares without notice, current information, manner of sale, or volume restrictions, or (c) the fifth anniversary of the effective date of the registration statement. The registration statement required by the IES Rights Agreement was filed with the SEC on December 21, 2018.
In connection with the Washington Refinery Acquisition (as defined in Note 22—Subsequent Events), we entered into a registration rights agreement with the seller of U.S. Oil (the "USOR Registration Rights Agreement"). Under the USOR Registration Rights Agreement, we agreed to file with the SEC within five (5) days after the closing date of the Washington Refinery Acquisition and to use our commercially reasonable efforts to cause to become effective a registration statement relating to the resales of 2,363,776 shares of our common stock issued in connection with the Washington Refinery Acquisition (the “USOR Shares”), with an effectiveness deadline as promptly as practicable after filing of the prospectus relating to the registration statement, but in no event later than (i) sixty (60) days after the closing of the Washington Refinery Acquisition, or (ii) if earlier, five (5) business days after the date on which the SEC informs us (A) that the SEC will not review the registration statement or (B) that we may request the effectiveness of the registration statement and we make such request. In addition, the USOR Registration Rights Agreement provides the holders of the USOR Shares with certain customary demand, shelf takedown, and piggyback registration rights, subject to certain exceptions and to certain customary limitations (including with respect to minimum offering size and maximum number of demands and underwritten shelf takedowns). The registration statement required by the USOR Registration Rights Agreement was filed with the SEC on January 16, 2019.
Incentive Plans
Our incentive compensation plans are described below.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Long Term Incentive Plan
On December 20, 2012, our Board of Directors (“Board”) approved the Par Petroleum Corporation 2012 Long Term Incentive Plan (“Incentive Plan” or “LTIP”). Under the Incentive Plan, the Board, or a committee of the Board, may grant incentive stock options, nonstatutory stock options, restricted stock, and restricted stock units to directors and other employees or those of our subsidiaries. On February 16, 2016 and February 27, 2018, the Board approved the amendment and restatement of the Incentive Plan to increase the number of shares issuable under the Amended and Restated LTIP.  The Company’s shareholders ratified the amended and restated Incentive Plan on June 2, 2016 and May 8, 2018, respectively. The maximum number of shares that may be granted under the LTIP is 6.0 million shares of common stock. At December 31, 2018, 2.3 million shares were available for future grants and awards under the LTIP.
Restricted stock and restricted stock units awarded under the Incentive Plan are subject to restrictions, terms, and conditions, including forfeitures, as may be determined by the Board. During the period in which such restrictions apply, unless specifically provided otherwise in accordance with the terms of the Incentive Plan, the recipient of the restricted stock would be the record owner of the shares and have all of the rights of a stockholder with respect to the shares, including the right to vote and the right to receive dividends or other distributions made or paid with respect to the shares. The recipient of restricted stock units shall not have any of the rights of a stockholder of the Company; the Compensation Committee of the Board shall be entitled to specify with respect to any restricted stock unit award that upon the payment of a dividend by the Company, the Company will hold in escrow an amount in cash equal to the dividend that would have been paid on the restricted stock units had they been converted into the same number of shares of common stock and held by the recipient on that date. Upon adjustment and vesting of the restricted stock unit, any cash payment due with respect to such dividends shall be made to the recipient. The fair value of the restricted stock and stock units is generally determined based upon the quoted market price of our common stock on the date of grant. Restricted stock awards generally vest ratably over a four-year period. Restricted stock units do not vest ratably, rather they vest in full at the end of three years.
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
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Incentive Plan and Stock Purchase Plan (in thousands):

	Years Ended December 31,
	2018	2017	2016
Restricted Stock Awards	$3,483	$4,263	$2,975
Restricted Stock Units	$835	$502	$1,255
Stock Option Awards	$1,878	$2,439	$2,352

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Employee Stock Purchase Plan
On February 27, 2018, our Board approved the Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan (“ESPP”). Beginning in 2019, eligible employees may elect to purchase the Company's common stock at 85% of the market price on the purchase date. Eligible employees may invest from 0% to 10% of their annual income subject to a $15 thousand annual maximum. The Board, or a committee of the Board, is authorized to set the market price discount percentages, any holding periods, and other purchasing terms and timing. The Company’s shareholders ratified the ESPP on May 8, 2018. The maximum number of shares that may be granted under the ESPP is 500 thousand shares of common stock. As of December 31, 2018, no purchases had been made under the ESPP.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes our restricted stock activity, including performance restricted stock units, (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2017	543	$16.23
Granted	309	$17.45
Vested	(184)	$17.62
Forfeited	(41)	$17.39
Unvested balance at December 31, 2018	627	$17.14
The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2018, 2017, and 2016 was $3.3 million, $4.0 million, and $3.6 million, respectively. The estimated weighted-average grant-date fair value per share of restricted stock and restricted stock units granted during the years ended December 31, 2018, 2017, and 2016 was $17.45, $15.25, and $17.32, respectively.
As of December 31, 2018, 2017, and 2016, there was approximately $5.8 million, $5.7 million, and $6.2 million, of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.46 years, 2.39 years, and 2.50 years, respectively.
During the years ended December 31, 2018 and 2017, we granted 49 thousand and 45 thousand performance restricted stock units to executive officers, respectively. These performance restricted stock units had a fair value of approximately $0.8 million and $0.7 million, respectively, and are subject to certain annual performance targets as defined by our Board of Directors.
As of December 31, 2018, there were approximately $0.9 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.87 years.
Stock Option Grants
The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the period of time that options are expected to be outstanding and is based upon the term of the option. The expected volatility represents the extent to which our stock price is expected to fluctuate between the grant date and the expected term of the award. We do not use an expected dividend yield in our fair value measurement as we are restricted from payment of dividends. The risk-free rate is the implied yield available on U.S. Treasury securities with a remaining term equal to the expected term of the option at the date of grant. The weighted-average assumptions used to measure stock options granted during 2018, 2017, and 2016 are presented below.

	2018	2017	2016
Expected life from date of grant (years)	5.3	5.3	4.4
Expected volatility	36.2%	42.0%	39.8%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.50%	1.97%	1.16%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The following table summarizes our stock option activity (in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding balance at December 31, 2017	1,979	$19.52	5.5	$1,431
Issued	252	17.34
Outstanding balance at December 31, 2018	2,231	$19.27	4.8	$—
Exercisable, end of year	1,440	$19.66	3.8	$—
The estimated weighted-average grant-date fair value per share of options granted during the year ended December 31, 2018, 2017, and 2016 was $6.30, $5.81, and $3.79, respectively.
As of December 31, 2018 and 2017, there were approximately $3.4 million and $3.5 million, respectively, of total unrecognized compensation costs related to stock option awards, that are expected to be recognized on a straight-line basis over a weighted-average period of 2.32 and 1.74 years, respectively.
Note 17—Benefit Plans
Defined Contribution Plan
We maintain a defined contribution plan for our employees. All eligible employees may participate in this plan after thirty days of service. We match employee contributions up to a maximum of 6% of the employee’s eligible compensation, with the employer contributions vesting at 100% immediately. For the years ended December 31, 2018, 2017, and 2016, we made contributions to the plans totaling approximately $4.0 million, $3.6 million, and $3.2 million, respectively.
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
In December 2016, the Benefit Plan was amended (the “Plan Amendment”) to freeze all future benefit accruals for salaried plan participants. The Plan Amendment reduced the projected benefit obligation by $3.1 million as of December 31, 2016. The curtailment gain of $3.1 million was recognized in Gain on curtailment of pension obligation in our consolidated statement of operations for the year ended December 31, 2016.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The changes in the projected benefit obligation and the fair value of plan assets of our Benefit Plan for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Changes in projected benefit obligation:
Projected benefit obligation as of the beginning of the period	$30,877	$28,914
Service cost	548	614
Interest cost	1,107	1,192
Actuarial (gain) loss	(2,917)	1,091
Benefits paid	(2,076)	(934)
Projected benefit obligation as of December 31	$27,539	$30,877

Changes in fair value of plan assets:
Fair value of plan assets as of the beginning of the period	$23,461	$21,345
Actual return on plan assets	(1,131)	3,050
Benefits paid	(2,076)	(934)
Fair value of plan assets as of December 31	$20,254	$23,461
The underfunded status of our Benefit Plans is recorded within Other liabilities in our consolidated balance sheets. The reconciliation of the underfunded status of our Benefit Plans of December 31, 2018 and 2017 was as follows:

	2018	2017
Projected benefit obligation	$27,539	$30,877
Fair value of plan assets	20,254	23,461
Underfunded status	$7,285	$7,416

Gross amounts recognized in accumulated other comprehensive income: (1)
Net actuarial gain	$3,494	$2,965
____________________________________________________

(1)	As of December 31, 2018, we had $0.1 million in accumulated other comprehensive income that is expected to be amortized into net periodic benefit cost in 2019.
Weighted-average assumptions used to measure our projected benefit obligation as of December 31, 2018 and 2017 and net periodic benefit costs for the years ended December 31, 2018 and 2017 and the period from July 14, 2016, the date of acquisition, to December 31, 2016 are as follows:

	2018	2017	2016
Projected benefit obligation:
Discount rate (1)	4.20%	3.65%	4.20%
Rate of compensation increase	3.00%	3.00%	4.30%

Net periodic benefit costs:
Discount rate (1)	3.65%	4.20%	3.80%
Expected long-term rate of return (2)	6.50%	6.25%	7.00%
Rate of compensation increase	3.00%	4.30%	4.03%
_________________________________________________________

(1)	In determining the discount rate, we use yields on high-quality fixed income investments with payments matched to the estimated distributions of benefits from our plans.

(2)	The expected long-term rate of return is based on a blend of historic returns of equity and debt securities.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The net periodic benefit cost (credit) for the years ended December 31, 2018 and 2017 and the period from July 14, 2016 to December 31, 2016 includes the following components:

	2018	2017	2016
Components of net periodic benefit cost (credit):
Service cost	$548	$614	$668
Interest cost	1,107	1,192	598
Expected return on plan assets	(1,258)	(1,189)	(686)
Plan amendment effect	—	—	(3,067)
Net periodic benefit cost (credit)	$397	$617	$(2,487)
The Interest cost and Expected return on plan assets components of net periodic benefit cost are included in Other income (expense), net in our consolidated statement of operations for the years ended December 31, 2018, 2017, and 2016. The Service cost component of net periodic benefit cost is included in Operating expense (excluding depreciation) in our consolidated statement of operations for the years ended December 31, 2018, 2017, and 2016.

The weighted-average asset allocation at December 31, 2018 is as follows:

	Target	Actual
Asset category:
Equity securities	54%	54%
Debt securities	35%	33%
Real estate	11%	13%
Total	100%	100%
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
We do not intend to make any contributions to the pension plan during 2019. Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years:

Year Ended
2019	$1,140
2020	1,260
2021	1,130
2022	1,200
2023	1,270
Thereafter	7,460
$13,460

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 18—Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares, 354 thousand shares, and 347 thousand shares for the years ended December 31, 2018, 2017, and 2016, respectively. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$39,427	$72,621	$(45,835)
Less: Undistributed income allocated to participating securities (1)	556	878	—
Net income (loss) attributable to common stockholders	38,871	71,743	(45,835)
Plus: Net income effect of convertible securities	—	—	—
Numerator for diluted income (loss) per common share	$38,871	$71,743	$(45,835)

Basic weighted-average common stock shares outstanding	45,726	45,543	42,349
Add dilutive effects of common stock equivalents (2)	29	40	—
Diluted weighted-average common stock shares outstanding	45,755	45,583	42,349

Basic income (loss) per common share	$0.85	$1.58	$(1.08)
Diluted income (loss) per common share	$0.85	$1.57	$(1.08)
________________________________________________________

(1)	Participating securities includes restricted stock that has been issued but has not yet vested.

(2)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. We have utilized the basic shares outstanding to calculate both basic and diluted loss per share for the year ended December 31, 2016.

For the year ended December 31, 2018, our calculation of dilutive shares outstanding excluded 68 thousand shares of unvested restricted stock and 1.3 million stock options. For the year ended December 31, 2017, our calculation of dilutive shares outstanding excluded 65 thousand shares of unvested restricted stock and 1.3 million stock options. For the year ended December 31, 2016, our calculation of dilutive shares outstanding excluded 451 thousand shares of unvested restricted stock and 1.3 million stock options.
As discussed in Note 12—Debt, we have the option of settling the 5.00% Convertible Senior Notes issued in June 2016 in cash or shares of common stock, or any combination thereof, upon conversion. For the years ended December 31, 2018, 2017, and 2016, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for years ended December 31, 2018, 2017, and 2016 excluded 6.4 million common stock equivalents, as the effect would be anti-dilutive.
Note 19—Income Taxes
We have approximately $1.5 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Certain provisions of the Tax Cuts and Jobs Act may also limit our ability to utilize our net operating tax loss carryforwards. Based upon the level of historical taxable income, significant book losses during the prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management concluded that we did not meet the “more likely than not” requirement in order to recognize deferred

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

tax assets and therefore, a valuation allowance has been recorded for substantially all of our net deferred tax assets at December 31, 2018 and 2017.
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
During the years ended December 31, 2018, 2017, and 2016, no adjustments were recognized for uncertain tax benefits.
Our net taxable income must be apportioned to various states based upon the income tax laws of the states in which we derive our revenue. Our NOL carryforwards will not always be available to offset taxable income apportioned to the various states.
The Tax Cuts and Jobs Act lowered the Federal corporate tax rate from 35% to 21% and made numerous other tax law changes. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. During 2018, we recorded a benefit for the release of $0.7 million of our valuation allowance to offset future temporary differences associated with the interest expense carryforwards available under the Tax Cuts and Jobs Act. During 2017, as a result of the change in rate, we remeasured our net deferred tax assets and the associated valuation allowance by $207.7 million. We also released $0.8 million of valuation allowance related to Alternative Minimum Tax ("AMT") credit carried forward from prior years that became refundable in connection with the Tax Cuts and Jobs Act. During 2016, we recorded a benefit for the release of $8.6 million of our valuation allowance to offset future temporary differences associated with the 5.00% Convertible Senior Notes.
During 2019 and thereafter, we will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and tax planning strategies. Should actual operating results improve, the amount of the deferred tax asset considered more likely than not to be realizable could be increased.
Income (loss) before income taxes related to our foreign operations was a loss of $1.4 million for the year ended December 31, 2016. We had no income (loss) from foreign operations for the years ended December 31, 2018 and 2017.
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S.—Federal	$(328)	$—	$—
U.S.—State	—	2	23
Deferred:
U.S.—Federal	426	(1,321)	(7,046)
U.S.—State	235	—	(889)
Total	$333	$(1,319)	$(7,912)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Income tax expense was different from the amounts computed by applying U.S. Federal income tax rate to pretax income as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6%	—%	1.6%
Expiration of capital loss carryover	—%	—%	(17.6)%
Change in valuation allowance related to current activity	(21.3)%	(30.1)%	9.2%
Change in valuation allowance related to change in tax rate	—%	(291.2)%	—%
Change in tax rate	—%	291.2%	—%
Permanent items	1.3%	1.1%	(5.7)%
Provision to return adjustments and other	(0.8)%	(7.9)%	(7.8)%
Actual income tax rate	0.8%	(1.9)%	14.7%
Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss	$396,033	$388,317
Property and equipment	8,323	9,862
Intangible assets	444	—
Other	17,886	10,263
Total deferred tax assets	422,686	408,442
Valuation allowance	(394,196)	(383,253)
Net deferred tax assets	28,490	25,189
Deferred tax liabilities:
Investment in Laramie Energy	26,981	18,140
Convertible notes	2,658	3,193
Intangible assets	—	3,978
Other	496	863
Total deferred tax liabilities	30,135	26,174
Total deferred tax liability, net	$(1,645)	$(985)
We have NOL carryforwards as of December 31, 2018 of $1.5 billion for federal income tax purposes. If not utilized, the NOL carryforwards will expire during 2027 through 2036. As noted above, we also have AMT Credit Carryovers of $1.4 million which are refundable under the U.S. tax reform legislation effective tax year 2018.
Note 20—Segment Information
We report the results for the following four business segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Beginning in the third quarter of 2016, the results of operations of Wyoming Refining are included in our refining and logistics segments, and, beginning in the first quarter of 2018, the results of operations of Northwest Retail are included in our retail segment.
We recast the segment information for the years ended December 31, 2016 to reflect the elimination of the Texadian segment as a reportable segment beginning in the first quarter of 2017. As of December 31, 2017, Texadian had ceased its business operations other than the disposal of certain assets and liquidation of inventory. Our Corporate and Other reportable segment now primarily includes general and administrative costs.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Summarized financial information concerning reportable segments consists of the following (in thousands):

For the year ended December 31, 2018	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$3,210,067	$125,743	$441,040	$(366,122)	$3,410,728
Cost of revenues (excluding depreciation)	2,957,995	77,712	333,664	(366,255)	3,003,116
Operating expense (excluding depreciation)	146,320	7,782	61,182	—	215,284
Depreciation, depletion, and amortization	32,483	6,860	8,962	4,337	52,642
General and administrative expense (excluding depreciation)	—	—	—	47,426	47,426
Acquisition and integration costs	—	—	—	10,319	10,319
Operating income (loss)	$73,269	$33,389	$37,232	$(61,949)	$81,941
Interest expense and financing costs, net					(39,768)
Debt extinguishment and commitment costs					(4,224)
Other income, net					1,046
Change in value of common stock warrants					1,801
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					9,464
Income before income taxes					39,760
Income tax expense					(333)
Net income					$39,427

Total assets	$968,623	$130,138	$201,848	$160,125	$1,460,734
Goodwill	53,264	37,373	62,760	—	153,397
Capital expenditures	25,601	13,055	6,101	3,682	48,439
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $365.5 million for the year ended December 31, 2018.

For the year ended December 31, 2017	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$2,319,638	$121,470	$326,076	$(324,118)	$2,443,066
Cost of revenues (excluding depreciation)	2,062,804	66,301	249,097	(323,575)	2,054,627
Operating expense (excluding depreciation)	141,065	15,010	45,941	—	202,016
Depreciation, depletion, and amortization	29,753	6,166	6,338	3,732	45,989
General and administrative expense (excluding depreciation)	—	—	—	46,078	46,078
Acquisition and integration costs	—	—	—	395	395
Operating income (loss)	$86,016	$33,993	$24,700	$(50,748)	$93,961
Interest expense and financing costs, net					(31,632)
Debt extinguishment and commitment costs					(8,633)
Other income, net					911
Change in value of common stock warrants					(1,674)
Equity earnings from Laramie Energy, LLC					18,369
Income before income taxes					71,302
Income tax benefit					1,319
Net income					$72,621

Total assets	$949,588	$118,304	$128,966	$150,549	$1,347,407
Goodwill	53,264	37,373	16,550	—	107,187
Capital expenditures	10,433	8,836	7,073	5,366	31,708
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $325.2 million for the year ended December 31, 2017.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

For the year ended December 31, 2016	Refining	Logistics	Retail	Corporate, Eliminations, and Other (1)	Total
Revenues	$1,702,463	$102,779	$290,402	$(230,599)	$1,865,045
Cost of revenues (excluding depreciation)	1,580,014	65,439	220,545	(229,659)	1,636,339
Operating expense (excluding depreciation)	115,818	11,239	41,291	1,023	169,371
Depreciation, depletion, and amortization	17,565	4,679	6,372	3,001	31,617
General and administrative expense (excluding depreciation)	—	—	—	42,073	42,073
Acquisition and integration costs	—	—	—	5,294	5,294
Operating income (loss)	$(10,934)	$21,422	$22,194	$(52,331)	$(19,649)
Interest expense and financing costs, net					(28,506)
Debt extinguishment and commitment costs					—
Gain on curtailment of pension obligation					3,067
Other expense, net					(10)
Change in value of common stock warrants					2,962
Change in value of contingent consideration					10,770
Equity losses from Laramie Energy, LLC					(22,381)
Loss before income taxes					(53,747)
Income tax benefit					7,912
Net loss					$(45,835)

Total assets	$772,438	$120,443	$122,570	$129,982	$1,145,433
Goodwill	53,037	36,145	16,550	—	105,732
Capital expenditures	15,106	1,344	4,375	4,008	24,833
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $271.9 million for the year ended December 31, 2016.
Note 21—Related Party Transactions
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
Convertible Notes Offering
In June 2016, we issued $115 million in aggregate principal amount of our 5.00% Convertible Senior Notes in a private placement under Rule 144A in the Notes Offering. Please read Note 12—Debt for further discussion.
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
For the Years Ended December 31, 2018, 2017, and 2016

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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no significant costs incurred related to this agreement during the years ended December 31, 2018, 2017, or 2016.
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
Note 22—Subsequent Events
Washington Refinery Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business, for $358 million plus net working capital (the “Washington Refinery Acquisition”). The Washington Refinery Acquisition includes a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Refinery Acquisition for a total purchase price of $326.7 million, including acquired working capital, consisting of cash consideration of $289.7 million and approximately 2.4 million shares of Par’s common stock issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under the GS Term Loan Facility (as defined below) of $250.0 million and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million. During December 2018 and January 2019, we incurred $4.2 million and $5.4 million of commitment fees associated with the funding of the Washington Refinery Acquisition, respectively. Such commitment fees are presented as Debt extinguishment and commitment costs on our consolidated statements of operations.
We will account for the Washington Refinery Acquisition as a business combination whereby the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. We are in the process of developing an initial estimate of the fair value of the assets acquired and liabilities assumed as part of the Washington Refinery Acquisition.
On January 11, 2019, in connection with the consummation of the Washington Refinery Acquisition, we entered into a new term loan facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

(the “GS Term Loan Facility”). Pursuant to the GS Term Loan Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (the “GS Term Loan”) on the closing date. The net proceeds from the GS Term Loan totaled $228.9 million after deducting the original issue discount, deferred financing costs, and commitment and other fees. Loans under the GS Term Loan will bear interest at a rate per annum equal to Adjusted LIBOR (as defined in the GS Term Loan Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the GS Term Loan Facility) plus an applicable margin of 5.75%. The GS Term Loan matures on January 11, 2026.
On January 9, 2019, we entered into a loan agreement (the “Par Pacific Term Loan Agreement”) with Bank of Hawaii (“BOH”). Pursuant to the Par Pacific Term Loan Agreement, BOH made a loan to the Company in the amount of $45.0 million (the “Par Pacific Term Loan”). During the term of the Par Pacific Term Loan, the interest rate on the outstanding principal balance will be a floating rate equal to 3.50% above the applicable LIBOR rate (as defined in the Par Pacific Term Loan Agreement) subject to an increased default interest rate in the event of a default. The unpaid principal balance of the Par Pacific Term Loan will be due and payable in full on July 9, 2019.
In connection with the consummation of the Washington Refinery Acquisition, we assumed an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. ("MLC") that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivables. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers, and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty or causing the issuance of a letter of credit from a third party issuing bank. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC. During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million, and additional advances based on crude oil and products inventories. The Washington Refinery Intermediation Agreement expires on December 31, 2019.
On March 4, 2019, Laramie entered into a binding agreement to divest an insignificant amount of producing property for approximately $17.5 million.
Note 23—Quarterly Financial Data (Unaudited)
Summarized quarterly data for the years ended December 31, 2018 and 2017 consist of the following (in thousands, except per share amounts):

	Year Ended December 31, 2018
	Q1	Q2	Q3	Q4
Revenues	$765,439	$856,396	$909,781	$879,112
Operating income	27,656	28,983	4,894	20,408
Net income (loss)	15,185	16,178	(5,822)	13,886

Net income (loss) per share
Basic	$0.33	$0.35	$(0.13)	$0.30
Diluted	$0.33	$0.35	$(0.13)	$0.30

	Year Ended December 31, 2017
	Q1	Q2	Q3	Q4
Revenues	$605,253	$564,245	$610,506	$663,062
Operating income	29,189	16,451	26,716	21,605
Net income	27,786	7,006	18,824	19,005

Net income per share
Basic	$0.60	$0.15	$0.41	$0.41
Diluted	$0.58	$0.15	$0.41	$0.41

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

Note 24—Supplemental Oil and Gas Disclosures (Unaudited)
Capitalized costs related to oil and gas activities are as follows (in thousands):

	December 31,
	2018	2017
Company
Unproved properties	$—	$—
Proved properties	400	400
	400	400
Accumulated depreciation and depletion	(293)	(275)
Total	$107	$125

Company’s share of Laramie Energy
Unproved properties	$16,379	$13,728
Proved properties	473,763	382,789
	490,142	396,517
Accumulated depreciation, depletion, and amortization	(150,075)	(111,119)
Total	$340,067	$285,398
Costs incurred in oil and gas activities including costs associated with assets retirement obligations, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Company
Development costs—other	$—	$—	$—
Total	$—	$—	$—

Company’s share of Laramie Energy
Acquisition costs	$—	$—	$65,324
Development costs—other	50,867	49,273	12,805
Total	$50,867	$49,273	$78,129
For the years ended December 31, 2018, 2017, and 2016, neither we nor Laramie Energy incurred exploratory well costs so no amounts were capitalized or expensed during these respective periods. Accordingly, there were no suspended exploratory well costs at December 31, 2018, 2017, and 2016 that were being evaluated.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

A summary of the results of operations for oil and gas producing activities, excluding general and administrative costs, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Company
Revenue
Oil and gas revenues	$51	$288	$190
Expenses
Production costs	191	29	147
Depletion and amortization	17	66	69
Exploration	—	—	—
Abandoned and impaired properties	—	—	—
Results of operations of oil and gas producing activities	$(157)	$193	$(26)

Company’s share of Laramie Energy
Revenue
Oil and gas revenues	$93,493	$66,783	$43,607
Expenses
Production costs	42,706	32,606	27,750
Depletion, depreciation, and amortization	26,819	21,277	17,534
Results of operations of oil and gas producing activities	$23,968	$12,900	$(1,677)

Total results of operations of oil and gas producing activities	$23,811	$13,093	$(1,703)
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
Estimates of our crude oil and natural gas reserves and present values as of December 31, 2018, 2017, and 2016, were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

A summary of changes in estimated quantities of proved reserves for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Gas	Oil	NGLS	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe) (1)
Company
Balance at January 1, 2016	188	6	—	224
Revisions of quantity estimate	196	3	8	262
Extensions and discoveries	—	—	—	—
Production	(54)	(2)	—	(66)
Balance at December 31, 2016	330	7	8	420
Revisions of quantity estimate	109	2	3	139
Extensions and discoveries	—	—	—	—
Production	(47)	(2)	—	(59)
Balance at December 31, 2017 (2)	392	7	11	500
Revisions of quantity estimate	(269)	(2)	(10)	(341)
Extensions and discoveries	—	—	—	—
Production	(34)	(1)	—	(40)
Balance at December 31, 2018 (3)	89	4	1	119

Company’s share of Laramie Energy
Balance at January 1, 2016, as revised	127,274	480	3,850	153,254
Revisions of quantity estimate	28,195	53	526	31,672
Extensions and discoveries	638	1	19	758
Acquisitions and divestitures	168,887	492	4,701	200,045
Production	(15,192)	(59)	(552)	(18,858)
Balance at December 31, 2016, as revised	309,802	967	8,544	366,871
Revisions of quantity estimate	1,344	211	(434)	3
Extensions and discoveries (2)	—	—	—	—
Acquisitions and divestitures	—	—	—	—
Production	(18,104)	(71)	(608)	(22,178)
Balance at December 31, 2017 (2)	293,042	1,107	7,502	344,696
Revisions of quantity estimate	47,871	732	5,602	85,875
Extensions and discoveries	—	—	—	—
Acquisitions and divestitures	22,391	12	191	23,609
Production	(25,513)	(106)	(712)	(30,421)
Balance at December 31, 2018 (3)	337,791	1,745	12,583	423,759

Total at December 31, 2018	337,880	1,749	12,584	423,878
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

(2)
During 2017, the Company’s estimated proved reserves, inclusive of the Company’s share of Laramie Energy’s estimated proved reserves, decreased by 22,095 MMcfe or approximately 6%. Production volumes related to our share of Laramie Energy’s estimated proved reserves resulted in a decrease of 22,178 MMcfe. Beginning in 2017, Par has decided to base its determination of Laramie Energy proved undeveloped reserves on only a two year drilling and three year completion time horizon, which has resulted in negative revisions to our proved reserves of 17,216 MMcfe during 2017. The Company’s share of Laramie Energy’s revisions of quantity estimate also includes 30,362 MMcfe of positive revisions associated with 44 probable locations that were converted to proved developed reserves during 2017. These 44 locations converted to proved reserves during 2017 were not considered extensions because they were drilled in proved areas that are slightly offset to other proved locations. The remaining decrease in estimated proved reserves was due to performance and other changes to the Company’s share of Laramie Energy’s proved developed producing and developed non-producing reserves.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

(3)
During 2018, the Company’s estimated proved reserves, inclusive of the Company’s share of Laramie Energy’s estimated proved reserves, increased by 78,682 MMcfe or approximately 23%. The Company’s share of Laramie Energy’s revisions of quantity estimate increased primarily due to: 1) additions of 60,679 MMcfe of proved undeveloped reserves primarily located within Laramie Energy's northern acreage, 2) 11,614 MMcfe of positive revisions associated with 13 probable locations that were converted to proved developed reserves during 2018, and 3) 13,582 MMcfe of positive revisions due to performance improvements and other changes to the Company’s share of Laramie Energy’s proved developed and undeveloped reserves. Production volumes related to our share of Laramie Energy’s estimated proved reserves resulted in a decrease of 30,421 MMcfe. During 2018, Laramie Energy closed on a purchase and contribution agreement with an unaffiliated third party that contributed 23,609 MMcfe of proved developed reserves in the Piceance Basin.

A summary of proved developed and undeveloped reserves for the years ended December 31, 2018, 2017, and 2016 is presented below:

	Gas	Oil	NGLS	Total
	(MMcf)	(Mbbl)	(Mbbl)	(MMcfe) (1)
December 31, 2016
Proved developed reserves
Company	330	7	8	420
Company’s share of Laramie Energy	159,500	516	4,349	188,690
Total	159,830	523	4,357	189,110
Proved undeveloped reserves
Company	—	—	—	—
Company’s share of Laramie Energy	150,302	451	4,195	178,181
Total	150,302	451	4,195	178,181

December 31, 2017
Proved developed reserves
Company	392	7	11	500
Company’s share of Laramie Energy	174,464	658	4,589	205,946
Total	174,856	665	4,600	206,446
Proved undeveloped reserves
Company	—	—	—	—
Company’s share of Laramie Energy	118,578	449	2,913	138,750
Total	118,578	449	2,913	138,750

December 31, 2018
Proved developed reserves
Company	89	4	1	119
Company’s share of Laramie Energy	256,363	1,420	8,868	318,091
Total	256,452	1,424	8,869	318,210
Proved undeveloped reserves
Company	—	—	—	—
Company’s share of Laramie Energy	81,428	325	3,715	105,668
Total	81,428	325	3,715	105,668
__________________________________________________

(1)	MMcfe is based on a ratio of 6 Mcf to 1 barrel.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

	Price per MMbtu	WTI per Bbl
Base pricing, before adjustments for contractual differentials (Company and Laramie Energy): (1)
December 31, 2016	$2.29	$42.75
December 31, 2017	2.68	51.34
December 31, 2018	2.47	65.56
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

	December 31,
	2018	2017	2016
	(in thousands)
Company
Future net cash flows	$398	$1,802	$1,154
Future costs
Production	123	902	713
Development and abandonment	35	—	2
Income taxes (1)	—	—	—
Future net cash flows	240	900	439
10% discount factor	(110)	(328)	(154)
Discounted future net cash flows	$130	$572	$285

Company’s share of Laramie Energy
Future net cash flows	$1,283,890	$1,026,005	$905,607
Future costs
Production	583,112	491,748	462,684
Development and abandonment	93,546	109,248	136,224
Income taxes (1)	—	—	—
Future net cash flows	607,232	425,009	306,699
10% discount factor	(288,130)	(209,188)	(165,557)
Discounted future net cash flows	$319,102	$215,821	$141,142

Total discounted future net cash flows	$319,232	$216,393	$141,427
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017, and 2016

The principal sources of changes in the standardized measure of discounted net cash flows for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Company	Company's Share of Laramie Energy	Total

Balance at January 1, 2016	$192	$39,605	$39,797
Sales of oil and gas production during the period, net of production costs	(62)	(7,979)	(8,041)
Acquisitions and divestitures	—	81,066	81,066
Net change in prices and production costs	(20)	2,994	2,974
Changes in estimated future development costs	14	(8,575)	(8,561)
Extensions, discoveries, and improved recovery	—	231	231
Revisions of previous quantity estimates, estimated timing of development and other	142	16,995	17,137
Previously estimated development and abandonment costs incurred during the period	—	12,805	12,805
Accretion of discount	19	4,000	4,019
Balance at December 31, 2016	285	141,142	141,427
Sales of oil and gas production during the period, net of production costs	(28)	(29,911)	(29,939)
Net change in prices and production costs	(60)	35,597	35,537
Revisions of previous quantity estimates, estimated timing of development and other	346	37,692	38,038
Previously estimated development and abandonment costs incurred during the period	—	17,187	17,187
Accretion of discount	29	14,114	14,143
Balance at December 31, 2017	572	215,821	216,393
Sales of oil and gas production during the period, net of production costs	(127)	(47,165)	(47,292)
Acquisitions and divestitures	—	35,182	35,182
Net change in prices and production costs	20	(1,365)	(1,345)
Revisions of previous quantity estimates, estimated timing of development and other	(392)	54,311	53,919
Previously estimated development and abandonment costs incurred during the period	—	40,736	40,736
Accretion of discount	57	21,582	21,639
Balance at December 31, 2018	$130	$319,102	319,232

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$28,701	$65,615
Restricted cash	743	744
Total cash, cash equivalents, and restricted cash	29,444	66,359
Prepaid and other current assets	11,711	11,768
Due from subsidiaries	43,928	8,113
Total current assets	85,083	86,240
Property and equipment
Property, plant, and equipment	18,939	15,773
Less accumulated depreciation and depletion	(9,034)	(6,226)
Property and equipment, net	9,905	9,547
Long-term assets
Investment in subsidiaries	638,975	552,748
Other long-term assets	3,334	1,976
Total assets	$737,297	$650,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,312	$4,510
Other accrued liabilities	12,349	12,913
Due to subsidiaries	96,963	82,524
Total current liabilities	117,624	99,947
Long-term liabilities
Long-term debt	100,411	95,486
Common stock warrants	5,007	6,808
Long-term capital lease obligations	475	551
Other liabilities	1,451	—
Total liabilities	224,968	202,792
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at December 31, 2018 and December 31, 2017, 46,983,924 shares and 45,776,087 shares issued at December 31, 2018 and December 31, 2017, respectively	470	458
Additional paid-in capital	617,937	593,295
Accumulated deficit	(108,751)	(148,178)
Accumulated other comprehensive income	2,673	2,144
Total stockholders’ equity	512,329	447,719
Total liabilities and stockholders’ equity	$737,297	$650,511

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating expenses
Depreciation and amortization	4,092	2,871	2,205
General and administrative expense (excluding depreciation)	20,721	18,922	15,618
Acquisition and integration costs	10,118	192	4,781
Total operating expenses	34,931	21,985	22,604

Operating loss	(34,931)	(21,985)	(22,604)

Other income (expense)
Interest expense and financing costs, net	(10,867)	(13,709)	(18,246)
Debt extinguishment and commitment costs	—	(1,804)	—
Interest income from subsidiaries	—	—	583
Other income (expense), net	1,155	631	67
Change in value of common stock warrants	1,801	(1,674)	2,962
Equity in earnings (losses) of subsidiaries	81,942	111,162	(17,170)
Total other income (expense), net	74,031	94,606	(31,804)

Income (loss) before income taxes	39,100	72,621	(54,408)
Income tax benefit	327	—	8,573
Net income (loss)	$39,427	$72,621	$(45,835)

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$39,427	$72,621	$(45,835)
Other comprehensive income (loss): (1)
Other post-retirement benefits income (loss), net of tax	529	(52)	2,196
Total other comprehensive income (loss)	529	(52)	2,196
Comprehensive income (loss)	$39,956	$72,569	$(43,639)
____________________________________________________
(1)Other comprehensive income (loss) relates to benefit plans at our subsidiaries.

This statement should be read in conjunction with the notes to consolidated financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PAR PACIFIC HOLDINGS, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$39,427	$72,621	$(45,835)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,092	2,871	2,205
Non-cash interest expense	4,925	5,617	13,722
Non-cash interest income from subsidiary	—	—	(583)
Change in value of common stock warrants	(1,801)	1,674	(2,962)
Deferred taxes	—	—	(8,573)
Stock-based compensation	6,196	7,204	2,226
Equity in losses (income) of subsidiaries	(81,942)	(111,162)	17,170
Debt extinguishment and commitment costs	—	1,804	—
Net changes in operating assets and liabilities:
Prepaid and other assets	(2,604)	(2,568)	23
Accounts payable and other accrued liabilities	5,601	3,088	381
Net cash used in operating activities	(26,106)	(18,851)	(22,226)
Cash flows from investing activities:
Investments in subsidiaries	—	(2,072)	(264,163)
Distributions from subsidiaries	—	70,645	9,047
Note receivable from subsidiary	—	—	10,000
Capital expenditures	(3,682)	(5,366)	(4,321)
Due to (from) subsidiaries	(25,102)	80,762	(23,947)
Net cash provided by (used in) investing activities	(28,784)	143,969	(273,384)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	19,318	—	49,044
Proceeds from borrowings	10,770	—	172,282
Repayments of borrowings	(11,253)	(68,873)	(63,062)
Payment of deferred loan costs	—	—	(6,298)
Due to (from) subsidiaries	—	—	63,578
Other financing activities, net	(860)	(993)	(598)
Net cash provided by (used in) financing activities	17,975	(69,866)	214,946
Net increase (decrease) in cash, cash equivalents, and restricted cash	(36,915)	55,252	(80,664)
Cash, cash equivalents, and restricted cash at beginning of period	66,359	11,107	91,771
Cash, cash equivalents, and restricted cash at end of period	$29,444	$66,359	$11,107
Supplemental cash flow information:
Cash received (paid) for:
Interest	$(5,750)	$(7,856)	$(4,557)
Taxes	(49)	(1,478)	—
Non-cash investing and financing activities:
Accrued capital expenditures	$714	$370	$361
Value of warrants and debt reclassified to equity	—	—	3,084
Capital leases	539	165	1,575
This statement should be read in conjunction with the notes to consolidated financial statements.

Item  16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2019.

PAR PACIFIC HOLDINGS, INC.

By:	/s/ William Pate
William Pate
President and Chief Executive Officer

By:	/s/ William Monteleone
William Monteleone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities indicated and on March 11, 2019.

Signature	Title

/s/ WILLIAM PATE	President and Chief Executive Officer (Principal Executive Officer)
William Pate

/s/ WILLIAM MONTELEONE	Chief Financial Officer (Principal Financial Officer)
William Monteleone

/s/ IVAN GUERRA	Chief Accounting Officer (Principal Accounting Officer)
Ivan Guerra

/s/ MELVYN N. KLEIN	Chairman Emeritus
Melvyn N. Klein

/s/ ROBERT S. SILBERMAN	Chairman of the Board of Directors
Robert S. Silberman

/s/ TIMOTHY CLOSSEY	Director
Timothy Clossey

/s/ L. MELVIN COOPER	Director
L. Melvin Cooper

/s/ CURTIS ANASTASIO	Director
Curtis Anastasio

/s/ WALTER A. DODS, JR.	Director
Walter A. Dods, Jr.

/s/ JOSEPH ISRAEL	Director
Joseph Israel

/s/ KATHERINE HATCHER	Director
Katherine Hatcher