Form 10-Q
period 2019-03-31
PAR PACIFIC HOLDINGS, INC.
filed 2019-05-10
CIK 821483

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
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	PARR	New York Stock Exchange

49,550,274 shares of Common Stock, $0.01 par value, were outstanding as of May 3, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES

The terms “Par,” “Company,” “we,” “our,” and “us” refer to Par Pacific Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$60,297	$75,076
Restricted cash	743	743
Total cash, cash equivalents, and restricted cash	61,040	75,819
Trade accounts receivable	264,402	160,338
Inventories	499,519	322,065
Prepaid and other current assets	83,670	28,370
Total current assets	908,631	586,592
Property and equipment
Property, plant, and equipment	1,083,300	649,768
Less accumulated depreciation, amortization, and depletion	(126,959)	(111,507)
Property and equipment, net	956,341	538,261
Long-term assets
Operating lease assets	405,942	—
Investment in Laramie Energy, LLC	136,957	136,656
Intangible assets, net	23,282	23,947
Goodwill	199,925	153,397
Other long-term assets	17,026	21,881
Total assets	$2,648,104	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$12,441	$33
Obligations under inventory financing agreements	629,086	373,882
Accounts payable	89,235	54,787
Deferred revenue	5,827	6,681
Accrued taxes	25,453	17,256
Operating lease liabilities	64,868	—
Other accrued liabilities	121,162	54,562
Total current liabilities	948,072	507,201
Long-term liabilities
Long-term debt, net of current maturities	664,388	392,607
Common stock warrants	6,289	5,007
Finance lease liabilities	6,366	6,123
Operating lease liabilities	344,620	—
Other liabilities	67,167	37,467
Total liabilities	2,036,902	948,405
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized at March 31, 2019 and December 31, 2018, 49,550,274 shares and 46,983,924 shares issued at March 31, 2019 and December 31, 2018, respectively	496	470
Additional paid-in capital	655,692	617,937
Accumulated deficit	(47,659)	(108,751)
Accumulated other comprehensive income	2,673	2,673
Total stockholders’ equity	611,202	512,329
Total liabilities and stockholders’ equity	$2,648,104	$1,460,734

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$1,191,335	$765,439

Operating expenses
Cost of revenues (excluding depreciation)	1,060,732	661,899
Operating expense (excluding depreciation)	73,674	51,010
Depreciation, depletion, and amortization	20,957	13,037
General and administrative expense (excluding depreciation)	11,665	11,205
Acquisition and integration costs	2,884	632
Total operating expenses	1,169,912	737,783

Operating income	21,423	27,656

Other income (expense)
Interest expense and financing costs, net	(18,710)	(8,377)
Debt extinguishment and commitment costs	(5,496)	—
Other income, net	87	119
Change in value of common stock warrants	(1,282)	745
Change in value of contingent consideration	—	(10,500)
Equity earnings from Laramie Energy, LLC	301	5,576
Total other income (expense), net	(25,100)	(12,437)

Income (loss) before income taxes	(3,677)	15,219
Income tax benefit (expense)	64,769	(34)
Net income	$61,092	$15,185

Income per share
Basic	$1.23	$0.33
Diluted	$1.14	$0.33
Weighted-average number of shares outstanding
Basic	49,127	45,634
Diluted	55,550	45,677

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$61,092	$15,185
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	20,957	13,037
Debt extinguishment and commitment costs	5,496	—
Non-cash interest expense	2,574	1,864
Change in value of common stock warrants	1,282	(745)
Deferred taxes	(65,129)	31
Stock-based compensation	1,535	1,439
Unrealized (gain) loss on derivative contracts	5,255	(846)
Equity earnings from Laramie Energy, LLC	(301)	(5,576)
Net changes in operating assets and liabilities:
Trade accounts receivable	(71,361)	(6,086)
Prepaid and other assets	(58,309)	(79,117)
Inventories	(80,518)	53,484
Obligations under inventory financing agreements	82,870	(1,494)
Accounts payable and other accrued liabilities	37,799	21,465
Net cash provided by (used in) operating activities	(56,758)	12,641
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(271,065)	(74,680)
Capital expenditures	(17,864)	(9,612)
Other investing activities	188	—
Net cash used in investing activities	(288,741)	(84,292)
Cash flows from financing activities:
Proceeds from borrowings	383,006	25,000
Repayments of borrowings	(89,038)	(27,655)
Net borrowings on deferred payment arrangements and receivable advances	56,967	21,544
Payment of deferred loan costs	(13,293)	(72)
Payments for commitment costs	(6,188)	—
Other financing activities, net	(734)	(543)
Net cash provided by financing activities	330,720	18,274
Net decrease in cash, cash equivalents, and restricted cash	(14,779)	(53,377)
Cash, cash equivalents, and restricted cash at beginning of period	75,819	119,077
Cash, cash equivalents, and restricted cash at end of period	$61,040	$65,700
Supplemental cash flow information:
Net cash received (paid) for:
Interest	$(3,389)	$3,219
Taxes	—	—
Non-cash investing and financing activities:
Accrued capital expenditures	$9,457	$1,466
Common stock issued for business combination	36,980	$—

See accompanying notes to the condensed consolidated financial statements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2017	45,776	$458	$593,295	$(148,178)	$2,144	$447,719
Stock-based compensation	272	1	1,437	—	—	1,438
Purchase of common stock for retirement	(29)	—	(543)	—	—	(543)
Net income	—	—	—	15,185	—	15,185
Balance, March 31, 2018	46,019	$459	$594,189	$(132,993)	$2,144	$463,799

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	46,984	$470	$617,937	$(108,751)	$2,673	$512,329
Issuance of common stock	2,364	23	36,957	—	—	36,980
Stock-based compensation	246	3	1,532	—	—	1,535
Purchase of common stock for retirement	(44)	—	(734)	—	—	(734)
Net income	—	—	—	61,092	—	61,092
Balance, March 31, 2019	49,550	$496	$655,692	$(47,659)	$2,673	$611,202

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Note 1—Overview
Par Pacific Holdings, Inc. and its wholly owned subsidiaries (“Par” or the “Company”) own and operate market-leading energy and infrastructure businesses. Our strategy is to acquire and develop businesses in logistically-complex markets. Currently, we operate in three primary business segments:
1) Refining - We own and operate three refineries with total throughput capacity of over 200 thousand barrels per day (“Mbpd”). Our co-located refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, acquired in January 2019, produces distillate, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
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
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, a single-point mooring (“SPM”), and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota. Beginning in January 2019, we own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves McChord Air Force Base.
As of March 31, 2019, we owned a 46.0% equity investment in Laramie Energy, LLC (“Laramie Energy”). Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The condensed consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the complete fiscal year or for any other period. The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Inventories
Commodity inventories, excluding commodity inventories at the Washington refinery, are stated at the lower of cost or net realizable value using the first-in, first-out accounting method (“FIFO”). Commodity inventories at the Washington refinery are stated at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) inventory accounting method. We value merchandise along with spare parts, materials, and supplies at average cost. Our LIFO reserve was $8.1 million as of March 31, 2019.
All of the crude oil utilized at the Hawaii refinery is financed by J. Aron & Company (“J.Aron”) under the Supply and Offtake Agreements as described in Note 8—Inventory Financing Agreements. The crude oil remains in the legal title of J. Aron and is stored in our storage tanks governed by a storage agreement. Legal title to the crude oil passes to us at the tank outlet. After processing, J. Aron takes title to the refined products stored in our storage tanks until they are sold to our retail locations or to third parties. We record the inventory owned by J. Aron on our behalf as inventory with a corresponding obligation on our balance sheet because we maintain the risk of loss until the refined products are sold to third parties and we are obligated to repurchase the inventory.
In connection with the consummation of the Washington Acquisition (as defined in Note 4—Acquisitions), we became a party to an intermediation arrangement (the “Washington Refinery Intermediation Agreement”) with Merrill Lynch Commodities, Inc. (“MLC”) as described in Note 8—Inventory Financing Agreements. Under this arrangement, U.S. Oil (as defined in Note 4 —Acquisitions) purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third-parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC.
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
The following table summarizes depreciation expense excluded from each line item in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$3,839	$1,607
Operating expense	12,585	6,904
General and administrative expense	672	1,147
Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations, and cash flows, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Accounting Principles Adopted
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended by other ASUs issued since February 2019 (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition method. Under this optional transition method, information presented prior to January 1, 2019 has not been restated and continues to be reported under the accounting standards in effect for the period. There was no adjustment to our opening retained earnings as a result of the adoption of this ASU.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

ASU 2016-02 requires lessees to recognize a right-of-use asset (“ROU asset”) or lease liability on the balance sheet for all rights and obligations created by leases. The new standard provided a number of optional practical expedients. We have elected:

•
the package of practical expedients, permitting us to carryforward our conclusions regarding lease identification, classification, and initial direct costs for contracts that commenced prior to the effective date;

•	the practical expedient pertaining to land easements, allowing us to account for existing land easements under our previous accounting policy;

•	the short-term lease exemption, which states that leases that are 12 months or less are exempt from balance sheet reporting; and

•	the practical expedient that allows us to combine lease and non-lease components.
ASC 842 had a material impact on our consolidated balance sheet but did not materially impact our consolidated statement of operations or statement of cash flows. As a result of the adoption of ASC 842, we recorded ROU assets and lease liabilities related to operating leases of $347 million and $349 million, respectively. Our accounting for finance leases remained substantially unchanged. Additionally, we acquired operating lease assets and lease liabilities of $62 million in connection with the Washington Acquisition (as defined in Note 4—Acquisitions). Please read Note 12—Leases for further disclosures and information.
On January 1, 2019, we adopted ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) and elected not to reclassify to retained earnings the stranded effects in Accumulated Other Comprehensive Income related to the changes in the statutory tax rate that were charged to income from continuing operations under the requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes.” The adoption of ASU 2018-02 did not have a material impact on our financial condition, results of operations, and cash flows.
Note 3—Investment in Laramie Energy, LLC
As of March 31, 2019, we had a 46.0% ownership interest in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
Laramie Energy has a $400 million revolving credit facility with a borrowing base currently set at $240 million that is secured by a lien on its natural gas and crude oil properties and related assets. As of March 31, 2019, the balance outstanding on the revolving credit facility was approximately $192.8 million. We are guarantors of Laramie Energy’s credit facility, with recourse limited to the pledge of our equity interest of our wholly owned subsidiary, Par Piceance Energy Equity, LLC. Under the terms of its credit facility, Laramie Energy is generally prohibited from making future cash distributions to its owners, including us.
The change in our equity investment in Laramie Energy is as follows (in thousands):

Three Months Ended March 31, 2019
Beginning balance	$136,656
Equity earnings from Laramie Energy	(1,372)
Accretion of basis difference	1,673
Ending balance	$136,957

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Summarized financial information for Laramie Energy is as follows (in thousands):

	March 31, 2019	December 31, 2018
Current assets	$23,886	$28,569
Non-current assets	771,958	788,515
Current liabilities	40,016	41,681
Non-current liabilities	276,420	293,084

	Three Months Ended March 31,
	2019	2018
Natural gas and oil revenues	$67,924	$46,681
Income from operations	13,743	6,044
Net (loss) income	(2,983)	7,290
Laramie Energy’s net loss for the three months ended March 31, 2019 includes $21.4 million of depreciation, depletion, and amortization (“DD&A”) and $2.7 million of unrealized gains on derivative instruments. Laramie Energy’s net income for the three months ended March 31, 2018 includes $14.9 million of DD&A and $4.6 million of unrealized gains on derivative instruments.
At March 31, 2019 and December 31, 2018, our equity in the underlying net assets of Laramie Energy exceeded the carrying value of our investment by approximately $83.6 million and $85.2 million, respectively. This difference arose primarily due to lack of control and marketability discounts and an other-than-temporary impairment of our equity investment in Laramie Energy. We attributed this difference to natural gas and crude oil properties and are amortizing the difference over 15 years based on the estimated timing of production of proved reserves.
Note 4—Acquisitions
Washington Acquisition
On November 26, 2018, we entered into a Purchase and Sale Agreement to acquire U.S. Oil & Refining Co. and certain affiliated entities (collectively, “U.S. Oil”), a privately-held downstream business, for $358 million plus net working capital (the “Washington Acquisition”). The Washington Acquisition includes a 42 Mbpd refinery, a marine terminal, a unit train-capable rail loading terminal, and 2.9 MMbbls of refined product and crude oil storage. The refinery and associated logistics system are strategically located in Tacoma, Washington, and currently serve the Pacific Northwest market. On January 11, 2019, we completed the Washington Acquisition for a total purchase price of $326.4 million, including acquired working capital, consisting of cash consideration of $289.5 million and approximately 2.4 million shares of Par’s common stock with a fair value of $37.0 million issued to the seller of U.S. Oil. The cash consideration was funded in part through cash on hand, proceeds from borrowings under a new term loan facility entered into with Goldman Sachs Bank USA, as administrative agent, of $250.0 million (the “Term Loan B”) and proceeds from borrowings under a term loan from the Bank of Hawaii of $45.0 million (the “Par Pacific Term Loan”). Please read Note 9—Debt for further information on the Term Loan B and Par Pacific Term Loan. In January 2019, we incurred $5.4 million of commitment fees associated with the funding of the Washington Acquisition. Such commitment fees are presented as Debt extinguishment and commitment costs on our condensed consolidated statements of operations for the three months ended March 31, 2019.
In connection with the consummation of the Washington Acquisition, we assumed the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Please read Note 8—Inventory Financing Agreements for further information on the Washington Refinery Intermediation Agreement.
We accounted for the Washington Acquisition as a business combination whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. Goodwill recognized in the transaction was attributable to opportunities expected to arise from combining our operations with those of the Washington refinery and the utilization of our net operating loss carryforwards, as well as other intangible assets that do not qualify for separate recognition. Goodwill recognized as a result of the Washington Acquisition is not expected to be deductible for income tax reporting purposes.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

A summary of the preliminary estimated fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$16,146
Accounts receivable	34,954
Inventories	96,936
Prepaid and other assets	5,320
Property, plant, and equipment	410,624
Operating lease assets	62,337
Goodwill (1)	46,528
Total assets	672,845
Accounts payable	(13,445)
Current operating lease obligations	(21,571)
Other current liabilities	(58,626)
Obligations under inventory financing agreements	(115,367)
Long-term operating lease obligations	(40,766)
Deferred tax liability	(95,824)
Other non-current liabilities	(804)
Total liabilities	(346,403)
Total	$326,442
______________________________________________
(1) We allocated $33.5 million and $13.0 million of total assets to our refining and logistics segments, respectively.
We have recorded a preliminary estimate of the fair value of the assets acquired and liabilities assumed and expect to finalize the purchase price allocation during the remainder of 2019. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant, and equipment, goodwill, and income taxes. We incurred $2.2 million of acquisition costs related to the Washington Acquisition for the three months ended March 31, 2019. These costs are included in Acquisition and integration costs on our condensed consolidated statement of operations.
The results of operations of U.S. Oil were included in our results beginning on January 11, 2019. For the three months ended March 31, 2019, our results of operations included revenues of $245.8 million and net loss of $3.1 million related to U.S. Oil. The following unaudited pro forma financial information presents our consolidated revenues and net income (loss) as if the Washington Acquisition had been completed on January 1, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$1,219,243	$1,054,156
Net income	65,568	1,858

Income per share
Basic	$1.35	$0.04
Diluted	$1.24	$0.04
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

We accounted for the Hawaii Refinery Expansion as an asset acquisition whereby the purchase price was allocated entirely to the assets acquired. Of the total purchase price of $66.9 million, $45.2 million was allocated to property, plant, and equipment, $4.3 million to non-hydrocarbon inventory, and $17.4 million to hydrocarbon inventory. With the completion of the Hawaii Refinery Expansion, the Hawaii refinery operations now have two facility locations which are approximately two miles from one another: Par East, our legacy refinery assets, and Par West, the recently-acquired assets.
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
As of December 31, 2018, we finalized the Northwest Retail Acquisition purchase price allocation. We incurred $0.6 million of acquisition costs related to the Northwest Retail Acquisition during the three months ended March 31, 2018. These costs were included in Acquisition and integration costs on our March 31, 2018 condensed consolidated statement of operations.
Note 5—Revenue Recognition
As of March 31, 2019 and December 31, 2018, receivables from contracts with customers were $248.6 million and $148.4 million, respectively. Our refining segment recognizes deferred revenues when cash payments are received in advance of delivery of products to the customer. Deferred revenue was $5.8 million and $6.7 million as of March 31, 2019 and December 31, 2018, respectively.
The following table provides information about disaggregated revenue by major product line and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Three Months Ended March 31, 2019	Refining	Logistics	Retail
Product or service:
Gasoline	$288,200	$—	$69,763
Distillates (1)	555,892	—	9,009
Other refined products (2)	301,446	—	—
Merchandise	—	—	20,609
Transportation and terminalling services	—	45,209	—
Other revenue	526	—	450
Total segment revenues (3)	$1,146,064	$45,209	$99,831

Three Months Ended March 31, 2018	Refining	Logistics	Retail
Product or service:
Gasoline	$239,261	$—	$58,202
Distillates (1)	398,529	—	6,996
Other refined products (2)	102,473	—	—
Merchandise	—	—	13,394
Transportation and terminalling services	—	33,067	—
Total segment revenues (3)	$740,263	$33,067	$78,592
_______________________________________________________

(1)	Distillates primarily include diesel and jet fuel.

(2)	Other refined products include fuel oil, gas oil, asphalt, and naphtha.

(3)	Refer to Note 17—Segment Information for the reconciliation of segment revenues to total consolidated revenues.
Note 6—Inventories
Inventories at March 31, 2019 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$83,849	$114,057	$197,906
Refined products and blendstock	113,471	140,683	254,154
Warehouse stock and other (2)	47,459	—	47,459
Total	$244,779	$254,740	$499,519
Inventories at December 31, 2018 consisted of the following (in thousands):

	Titled Inventory	Supply and Offtake Agreements (1)	Total
Crude oil and feedstocks	$7,000	$117,877	$124,877
Refined products and blendstock	62,401	100,175	162,576
Warehouse stock and other (2)	34,612	—	34,612
Total	$104,013	$218,052	$322,065
________________________________________________________

(1)	Please read Note 8—Inventory Financing Agreements for further information.

(2)	Includes $3.8 million and $5.0 million of RINs and environmental credits as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, there was no reserve for the lower of cost or net realizable value of inventory. As of December 31, 2018, there was a $3.8 million reserve for the lower of cost or net realizable value of inventory. Our LIFO inventory reserve was $8.1 million as of March 31, 2019.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Note 7—Prepaid and Other Current Assets
Prepaid and other current assets at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Advances to suppliers for crude oil purchases	$67,808	$—
Collateral posted with broker for derivative instruments (1)	1,321	2,759
Prepaid insurance	7,240	7,727
Deferred financing costs	470	—
Derivative assets	1,483	5,164
Other	5,348	12,720
Total	$83,670	$28,370
_________________________________________________________

(1)
Our cash margin that is required as collateral deposits on our commodity derivatives cannot be offset against the fair value of open contracts except in the event of default. Please read Note 10—Derivatives for further information.

Note 8—Inventory Financing Agreements
Supply and Offtake Agreements
On June 1, 2015, we entered into several agreements with J. Aron to support the operations of our Hawaii refinery (the “Supply and Offtake Agreements”). The Supply and Offtake Agreements mature on May 31, 2021 and have a one-year extension option upon mutual agreement of the parties. Under the Supply and Offtake Agreements, J. Aron may enter into agreements with third parties whereby J. Aron will remit payments to these third parties for refinery procurement contracts for which we will become immediately obligated to reimburse J. Aron. As of March 31, 2019, we had no obligations due to J. Aron under this contractual undertakings agreement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. The December 5, 2018 amendment to the Supply and Offtake Agreements also (i) requires us to increase our margin requirements by an aggregate of $2.5 million by making certain additional margin payments on December 19, 2018, March 1, 2019, and June 3, 2019, and (ii) only allows dividends, payments, or other distributions with respect to any equity interests in Par Hawaii Refining, LLC ("PHR") in limited and restricted circumstances.
During the term of the Supply and Offtake Agreements, J. Aron and we will identify mutually acceptable contracts for the purchase of crude oil from third parties. Per the Supply and Offtake Agreements, J. Aron will provide up to 150 Mbpd per day of crude oil to our Hawaii refinery. Additionally, we agreed to sell and J. Aron agreed to buy, at market prices, refined products produced at our Hawaii refinery. We will then repurchase the refined products from J. Aron prior to selling the refined products to our retail operations or to third parties. The agreements also provide for the lease of crude oil and certain refined product storage facilities to J. Aron. Following the expiration or termination of the Supply and Offtake Agreements, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the leased storage facilities at then-current market prices.
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
For the three months ended March 31, 2019, we incurred approximately $5.4 million in handling fees related to the Supply and Offtake Agreements, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2018, we incurred approximately $4.8 million in handling fees related to the Supply and Offtake Agreements. For the three months ended March 31, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.7 million of expenses related to the Supply and Offtake Agreements. For the three months ended March 31, 2018, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $0.7 million of expenses related to the Supply and Offtake Agreements.
The Supply and Offtake Agreements also include a deferred payment arrangement (“Deferred Payment Arrangement”) whereby we can defer payments owed under the agreements up to the lesser of $165 million or 85% of the eligible accounts

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

receivable and inventory. Upon execution of the Supply and Offtake Agreements, we paid J. Aron a deferral arrangement fee of $1.3 million. The deferred amounts under the Deferred Payment Arrangement bear interest at a rate equal to three-month LIBOR plus 3.50% per annum. We also agreed to pay a deferred payment availability fee equal to 0.75% of the unused capacity under the Deferred Payment Arrangement. Amounts outstanding under the Deferred Payment Arrangement are included in Obligations under inventory financing agreements on our condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. As of March 31, 2019 and December 31, 2018, the capacity of the Deferred Payment Arrangement was $142.1 million and $77.4 million, respectively. As of March 31, 2019 and December 31, 2018, we had $128.5 million and $68.4 million outstanding, respectively, under the Deferred Payment Arrangements.
Under the Supply and Offtake Agreements, we pay or receive certain fees from J. Aron based on changes in market prices over time. In February 2016, we fixed the market fee for the period from December 1, 2016 through May 31, 2018 for $14.6 million to be settled in eighteen equal monthly payments. In 2017, we fixed the market fee for the period from June 1, 2018 through May 2021 for an additional $2.2 million. The receivable from J. Aron was recorded as a reduction to our Obligations under inventory financing agreements pursuant to our Master Netting Agreement. As of March 31, 2019 and December 31, 2018, the receivable was $2.8 million and $2.5 million, respectively.
Washington Refinery Intermediation Agreement
In connection with the consummation of the Washington Acquisition, we became a party to the Washington Refinery Intermediation Agreement with MLC that provides a structured financing arrangement based on U.S. Oil’s crude oil and refined products inventories and associated accounts receivable. Under this arrangement, U.S. Oil purchases crude oil supplied from third-party suppliers and MLC provides credit support for such crude oil purchases. MLC’s credit support can consist of either providing a payment guaranty, causing the issuance of a letter of credit from a third party issuing bank, or purchasing crude oil directly from third-parties on our behalf. U.S. Oil holds title to all crude oil and refined products inventories at all times and pledges such inventories, together with all receivables arising from the sales of same, exclusively to MLC. The Washington Refinery Intermediation Agreement expires on December 31, 2019.
During the remaining term of the Washington Refinery Intermediation Agreement, MLC will make receivable advances to U.S. Oil based on an advance rate of 95% of eligible receivables, up to a total receivables advance maximum of $90.0 million (the “MLC receivable advances”), and additional advances based on crude oil and products inventories. Changes in the amount outstanding under the MLC receivable advances are included within Cash flows from financing activities on the condensed consolidated statements of cash flows. The MLC receivable advances bear interest at a rate equal to three-month LIBOR plus 3.25% per annum. We also agreed to pay a an availability fee equal to 1.50% of the unused capacity under the MLC receivable advances. As of March 31, 2019, our outstanding balance under MLC receivable advances was equal to our borrowing base of $46.4 million. Additionally, as of March 31, 2019, we had approximately $62.7 million in letters of credit outstanding through MLC’s credit support.
For the three months ended March 31, 2019, we incurred approximately $0.8 million in handling fees related to the Washington Refinery Intermediation Agreement, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. For the three months ended March 31, 2019, Interest expense and financing costs, net on our condensed consolidated statements of operations includes approximately $1.2 million of expenses related to the Washington Refinery Intermediation Agreement.
The Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement also provide us with the ability to economically hedge price risk on our inventories and crude oil purchases. Please read Note 10—Derivatives for further information.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Note 9—Debt
The following table summarizes our outstanding debt (in thousands):

	March 31, 2019	December 31, 2018
5.00% Convertible Senior Notes due 2021	$115,000	$115,000
7.75% Senior Secured Notes due 2025	300,000	300,000
ABL Credit Facility	—	—
Mid Pac Term Loan	1,457	1,466
Term Loan B	250,000	—
Retail Property Term Loan	45,000	—
Principal amount of long-term debt	711,457	416,466
Less: unamortized discount and deferred financing costs	(34,628)	(23,826)
Total debt, net of unamortized discount and deferred financing costs	676,829	392,640
Less: current maturities	(12,441)	(33)
Long-term debt, net of current maturities	$664,388	$392,607
Additionally, as of March 31, 2019 and December 31, 2018, we had approximately $0.1 million and $13.5 million in letters of credit outstanding under the ABL Credit Facility, respectively. As of March 31, 2019, we also had $3.7 million in cash-collateralized letters of credit and surety bonds outstanding.
Our debt is subject to various affirmative and negative covenants. As of March 31, 2019, we were in compliance with all debt covenants. Under the ABL Credit Facility, the indenture governing the 7.75% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.
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
ABL Credit Facility
On December 21, 2017, in connection with the issuance of the 7.75% Senior Secured Notes, Par Petroleum, LLC, Par Hawaii Inc., Mid Pac Petroleum, LLC (“Mid Pac”), HIE Retail, LLC, Hermes Consolidated, LLC, and Wyoming Pipeline Company (collectively, the “ABL Borrowers”), entered into a Loan and Security Agreement dated as of December 21, 2017 (the “ABL Credit Facility”) with certain lenders and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Facility provides for a revolving credit facility that provides for revolving loans and for the issuance of letters of credit (the “ABL Revolver”). On July 24, 2018, we amended the ABL Credit Facility to increase the maximum principal amount at any time outstanding of the ABL Revolver by $10 million to $85 million, subject to a borrowing base. As of March 31, 2019, the ABL Revolver had no outstanding balance and a borrowing base of approximately $52.4 million and the ABL Credit Facility had $0.1 million in letters of credit outstanding.
5.00% Convertible Senior Notes Due 2021
As of March 31, 2019, the outstanding principal amount of the 5.00% Convertible Senior Notes was $115.0 million, the unamortized discount and deferred financing cost was $13.3 million, and the carrying amount of the liability component was $101.7 million.
Mid Pac Term Loan
On September 27, 2018, Mid Pac, our wholly owned subsidiary, entered into the Mid Pac Term Loan with American Savings Bank, FSB, which provided a term loan of up to $1.5 million, the proceeds of which were received and used for the October 18, 2018 purchase of retail property. The Mid Pac Term Loan is scheduled to mature on October 18, 2028.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

The Mid Pac Term Loan is payable monthly, bears interest an annual rate of 4.375%, is secured by a first-priority lien on the real property purchased with the funds, including leases and rents on the property and the property's fixed assets and fixtures, and is guaranteed by Par Petroleum, LLC.
Term Loan B Facility
On January 11, 2019, Par Petroleum, LLC and Par Petroleum Finance Corp. entered into a new term loan facility with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time (the “Term Loan B Facility”). Pursuant to the Term Loan B Facility, the lenders made a term loan to the borrowers in the amount of $250.0 million (“Term Loan B”) on the closing date. The net proceeds from Term Loan B totaled $228.9 million after deducting the original issue discount, deferred financing costs, and commitment and other fees.
Loans under Term Loan B bear interest at a rate per annum equal to Adjusted LIBOR (as defined in the Term Loan B Facility) plus an applicable margin of 6.75% or at a rate per annum equal to Alternate Base Rate (as defined in the Term Loan B Facility) plus an applicable margin of 5.75%. In addition to the quarterly interest payments, Term Loan B requires quarterly principal payments of $3.1 million. Term Loan B matures on January 11, 2026.
The obligations of the borrowers under the Term Loan B Facility are guaranteed by Par Petroleum, LLC’s, and Par Petroleum Finance Corp.’s existing and future direct or indirect domestic subsidiaries and by the Company, with respect to principal and interest only. The Term Loan B Facility and the 7.75% Senior Secured Notes are secured on a pari passu basis by first priority liens (subject to the relative priority of permitted liens) on substantially all of the property and assets of Par Petroleum, LLC, Par Petroleum Finance Corp., and their subsidiary guarantors, but excluding certain property which is collateral under the ABL Credit Facility, the Supply and Offtake Agreements, and the Washington Refinery Intermediation Agreement.
Par Pacific Term Loan Agreement
On January 9, 2019, we entered into a loan agreement (the “Par Pacific Term Loan Agreement”) with Bank of Hawaii (“BOH”). Pursuant to the Par Pacific Term Loan Agreement, BOH made a loan to the Company in the amount of $45.0 million (the “Par Pacific Term Loan”).
During the term of the Par Pacific Term Loan, the interest payments were due monthly and were based on the outstanding principal balance multiplied by a floating rate equal to 3.50% above the applicable LIBOR rate (as defined in the Par Pacific Term Loan Agreement) subject to an increased default interest rate in the event of a default. The Par Pacific Term Loan Agreement was scheduled to mature on July 9, 2019. We terminated and repaid all amounts outstanding under the Par Pacific Term Loan Agreement on March 29, 2019 using the proceeds of the Retail Property Term Loan (as defined below). We recognized approximately $0.1 million of debt extinguishment costs related to the unamortized deferred financing costs associated with the Par Pacific Term Loan Agreement in the three months ended March 31, 2019.
Retail Property Term Loan
On March 29, 2019, Par Pacific Hawaii Property Company, LLC, our wholly owned subsidiary, entered into a term loan agreement (the “Retail Property Term Loan”) with BOH, which provided a term loan in the principal amount of $45.0 million. The proceeds from the Retail Property Term Loan were used to repay and terminate the Par Pacific Term Loan Agreement.
The Retail Property Term Loan is guaranteed by Par and secured by a lien on substantially all of the assets of the borrower, including a mortgage lien on 21 retail properties in Hawaii (the “Portfolio Properties”). Certain covenants require us to maintain a loan-to-appraisal value of the Portfolio Properties ratio of not greater than 75% and an annual debt yield of at least 9%. Par is also subject to a minimum liquidity covenant measured on the last day of each fiscal quarter.
The Retail Property Term Loan bears interest based on a floating rate equal to the applicable LIBOR for a one-month interest period plus 1.5%. Principal and interest payments are payable monthly based on a 20-year amortization schedule, principal prepayments are allowed subject to applicable prepayment penalties, and the remaining unpaid principal, plus any unpaid interest or other charges, is due on April 1, 2024, the maturity date of the Retail Property Term Loan.
Cross Default Provisions
Included within each of our debt agreements are customary cross default provisions that require the repayment of amounts outstanding on demand unless the triggering payment default or acceleration is remedied, rescinded, or waived. As of March 31, 2019, we were in compliance with all of our debt agreements.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Guarantors
In connection with our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (“SEC”) on February 6, 2019 and declared effective on February 15, 2019 (“Registration Statement”), we may sell non-convertible debt securities and other securities in one or more offerings with an aggregate initial offering price of up to $750.0 million. Any non-convertible debt securities issued under the Registration Statement may be fully and unconditionally guaranteed (except for customary release provisions), on a joint and several basis, by some or all of our subsidiaries, other than subsidiaries that are “minor” within the meaning of Rule 3-10 of Regulation S-X (the “Guarantor Subsidiaries”). We have no “independent assets or operations” within the meaning of Rule 3-10 of Regulation S-X and certain of the Guarantor Subsidiaries may be subject to restrictions on their ability to distribute funds to us, whether by cash dividends, loans, or advances.
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
We are obligated to repurchase the crude oil and refined products from J. Aron at the termination of the Supply and Offtake Agreements. Our Washington Refinery Intermediation Agreement contains forward purchase obligations for certain volumes of crude and refined products that are required to be settled at market prices on a monthly basis. We have determined that these obligations under the Supply and Offtake Agreements and Washington Refinery Intermediation Agreement contain embedded derivatives. As such, we have accounted for these embedded derivatives at fair value with changes in the fair value recorded in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. We are required under the Supply and Offtake Agreements to hedge the time spread between the period of crude oil cargo pricing and the month of delivery for certain crude oil purchases. We utilize OTC swaps to accomplish this.
We have entered into forward purchase contracts for crude oil and forward purchases and sales contracts of refined products. We elect the normal purchases normal sales (“NPNS”) exception for all forward contracts that meet the definition of a derivative and are not expected to net settle. Any gains and losses with respect to these forward contracts designated as NPNS are not reflected in earnings until the delivery occurs. Our open futures and OTC swaps expire at various dates through September 2019.
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
At March 31, 2019, our open commodity derivative contracts represented (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	381	(253)	128
Swaps	6,660	(7,000)	(340)
Total	7,041	(7,253)	(212)
Interest Rate Derivatives
We are exposed to interest rate volatility in our ABL Revolver, Term Loan B Facility, Retail Property Term Loan, Supply and Offtake Agreements, and Washington Refinery Intermediation Agreement.We may utilize interest rate swaps to manage our interest rate risk.
Our 5.00% Convertible Senior Notes include a redemption option and a related make-whole premium which represent an embedded derivative that is not clearly and closely related to the 5.00% Convertible Senior Notes. As such, we have accounted for this embedded derivative at fair value with changes in the fair value recorded in Interest expense and financing costs, net, on

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

our condensed consolidated statements of operations. As of March 31, 2019, this embedded derivative was deemed to have a de minimis fair value.
The following table provides information on the fair value amounts (in thousands) of these derivatives as of March 31, 2019 and December 31, 2018 and their placement within our condensed consolidated balance sheets.

	Balance Sheet Location	March 31, 2019	December 31, 2018
		Asset (Liability)
Commodity derivatives (1)	Prepaid and other current assets	$1,407	$4,973
Commodity derivatives	Other accrued liabilities	(2,274)	(700)
J. Aron repurchase obligation derivative	Obligations under inventory financing agreements	(13,222)	4,085
MLC repurchase obligation derivative	Obligations under inventory financing agreements	(7,230)	—
Interest rate derivatives	Prepaid and other current assets	—	191
_________________________________________________________

(1)
Does not include cash collateral of $1.3 million and $2.7 million recorded in Prepaid and other current assets and $8.8 million and $8.3 million in Other long-term assets as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the pre-tax gains (losses) recognized on our condensed consolidated statements of operations resulting from changes in fair value of derivative instruments not designated as hedges charged directly to earnings (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2019	2018
Commodity derivatives	Cost of revenues (excluding depreciation)	$(504)	$4,932
J. Aron repurchase obligation derivative	Cost of revenues (excluding depreciation)	(17,307)	6,342
MLC repurchase obligation derivative	Cost of revenues (excluding depreciation)	(12,942)	—
Interest rate derivatives	Interest expense and financing costs, net	1	1,236
Note 11—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Common Stock Warrants
As of March 31, 2019 and December 31, 2018, we had 354,350 common stock warrants outstanding. We estimate the fair value of our outstanding common stock warrants using the difference between the strike price of the warrant and the market price of our common stock, which is a Level 3 fair value measurement. As of March 31, 2019 and December 31, 2018, the warrants had a weighted-average exercise price of $0.09 and $0.09 and a remaining term of 3.42 years and 3.67 years, respectively.
The estimated fair value of the common stock warrants was $17.75 and $14.13 per share as of March 31, 2019 and December 31, 2018, respectively.
Derivative Instruments
We utilize crude oil commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, future purchases and sales of refined products, and cost of crude oil consumed in the refining process. We may utilize interest rate swaps to manage our interest rate risk.
We classify financial assets and liabilities according to the fair value hierarchy. Financial assets and liabilities classified as Level 1 instruments are valued using quoted prices in active markets for identical assets and liabilities. These include our exchange traded futures. Level 2 instruments are valued using quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Our Level 2 instruments include OTC swaps and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

options. These commodity derivatives are valued using market quotations from independent price reporting agencies and commodity exchange price curves that are corroborated with market data. Level 3 instruments are valued using significant unobservable inputs that are not supported by sufficient market activity. The valuation of our J. Aron and MLC repurchase obligation embedded derivatives requires that we make estimates of the prices and differentials assuming settlement at the end of the reporting period; therefore, they are classified as Level 3 instruments. We do not have other commodity derivatives classified as Level 3 at March 31, 2019 or December 31, 2018. Please read Note 10—Derivatives for further information on derivatives.
Financial Statement Impact
Fair value amounts by hierarchy level as of March 31, 2019 and December 31, 2018 are presented gross in the tables below (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$238	$19,776	$—	$20,014	$(18,607)	$1,407

Liabilities
Common stock warrants	$—	$—	$(6,289)	$(6,289)	$—	$(6,289)
Commodity derivatives	(153)	(20,728)	—	(20,881)	18,607	(2,274)
J. Aron repurchase obligation derivative	—	—	(13,222)	(13,222)	—	(13,222)
MLC repurchase obligation derivative	—	—	(7,230)	(7,230)	—	(7,230)
Total	$(153)	$(20,728)	$(26,741)	$(47,622)	$18,607	$(29,015)

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Effect of Counter-Party Netting	Net Carrying Value on Balance Sheet (1)
Assets
Commodity derivatives	$170	$5,234	$—	$5,404	$(431)	$4,973
Interest rate derivatives	—	191	—	191	—	191
Total	$170	$5,425	$—	$5,595	$(431)	$5,164

Liabilities
Common stock warrants	$—	$—	$(5,007)	$(5,007)	$—	$(5,007)
Commodity derivatives	(870)	(261)	—	(1,131)	431	(700)
J. Aron repurchase obligation derivative	—	—	4,085	4,085	—	4,085
Total	$(870)	$(261)	$(922)	$(2,053)	$431	$(1,622)
_________________________________________________________

(1)
Does not include cash collateral of $10.1 million and $10.9 million as of March 31, 2019 and December 31, 2018, respectively, included within Prepaid and other current assets and Other long-term assets on our condensed consolidated balance sheets.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

A roll forward of Level 3 financial instruments measured at fair value on a recurring basis is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, at beginning of period	$(922)	$(26,372)
Settlements	—	—
Acquired	(8,654)	—
Total unrealized income (loss) included in earnings	(17,165)	7,087
Balance, at end of period	$(26,741)	$(19,285)
The carrying value and fair value of long-term debt and other financial instruments as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$101,729	$133,955
7.75% Senior Secured Notes due 2025 (1)	291,074	278,625
Mid Pac Term Loan (2)	1,457	1,457
Term Loan B Facility (1)	238,649	250,000
Retail Property Term Loan (2)	43,920	43,920
Common stock warrants (2)	6,289	6,289

	December 31, 2018
	Carrying Value	Fair Value
5.00% Convertible Senior Notes due 2021 (1) (3)	$100,411	$121,488
7.75% Senior Secured Notes due 2025 (1)	290,763	270,000
Mid Pac Term Loan (2)	1,466	1,466
Common stock warrants (2)	5,007	5,007
_________________________________________________________

(1)	The fair values measurements of the 5.00% Convertible Senior Notes, 7.75% Senior Secured Notes, and Term Loan B Facility are considered Level 2 measurements as discussed below.

(2)	The fair value of the common stock warrants, Mid Pac Term Loan, and Retail Property Term Loan are considered Level 3 measurements in the fair value hierarchy.

(3)	The carrying value of the 5.00% Convertible Senior Notes excludes the fair value of the equity component, which was classified as equity upon issuance.
The fair value of the 5.00% Convertible Senior Notes was determined by aggregating the fair value of the liability and equity components of the notes. The fair value of the liability component of the 5.00% Convertible Senior Notes was determined using a discounted cash flow analysis in which the projected interest and principal payments were discounted at an estimated market yield for a similar debt instrument without the conversion feature. The equity component was estimated based on the Black-Scholes model for a call option with strike price equal to the conversion price, a term matching the remaining life of the 5.00% Convertible Senior Notes, and an implied volatility based on market values of options outstanding as of March 31, 2019. The fair value of the 5.00% Convertible Senior Notes is considered a Level 2 measurement in the fair value hierarchy.
The fair value of the 7.75% Senior Secured Notes and the Term Loan B Facility were determined using a market approach based on quoted prices. Because the 7.75% Senior Secured Notes and Term Loan B Facility may not be actively traded, the inputs used to measure the fair value are classified as Level 2 inputs within the fair value hierarchy.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

The fair value of all non-derivative financial instruments recorded in current assets, including cash and cash equivalents, restricted cash, and trade accounts receivable, and current liabilities, including accounts payable, approximate their carrying value due to their short-term nature.
Note 12—Leases
We have cancelable and non-cancelable finance and operating lease obligations for the lease of land, vehicles, office space, retail facilities, and other facilities used in the storage and transportation of crude oil and refined products. Most of our leases have options and can extend the terms from one to 40 years. There are no material lease arrangements where we are the lessor.
We determine whether a contract is or contains a lease when we have the right to control the use of the identified asset in exchange for consideration. Lease liabilities and ROU assets are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate in the calculation of present value unless the implicit rate can be readily determined. Certain leases include provisions for variable payments based upon percentage of sales and/or other operating metrics; escalation provisions to adjust rental payments to reflect changes in price indices and fair market rents; and provisions for the renewal, termination, and/or purchase the leased asset. We only consider fixed payments and those options that are reasonably certain to be exercised in the determination of the lease term and the initial measurement of lease liabilities and ROU assets. Expense for operating lease payments is recognized as lease expense on a straight-line basis over the lease term. Expense for finance leases is recognized as amortization expense on a straight-line basis and interest expense on an effective rate basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
We do not separate lease and nonlease components of a contract. There are no material residual value guarantees associated with any of our leases.
The following table provides information on the amounts (in thousands, except lease term and discount rates) of our leased assets and liabilities as of March 31, 2019 and their placement within our condensed consolidated balance sheets:

Lease type	Balance Sheet Location	March 31, 2019
Assets
Finance	Property, plant, and equipment	$10,649
Finance	Accumulated amortization	(2,919)
Finance	Property and equipment, net	$7,730
Operating	Operating lease assets	405,942
Total leased assets		$413,672

Liabilities
Current
Finance	Other accrued liabilities	$2,056
Operating	Operating lease liabilities	64,868
Long-term
Finance	Finance lease liabilities	6,366
Operating	Operating lease liabilities	344,620
Total lease liabilities		$417,910

Weighted-average remaining lease term (in years)
Finance		6.37
Operating		11.39
Weighted-average discount rate
Finance		6.60%
Operating		7.88%

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

The following table summarizes the lease costs recognized on our condensed consolidated statements of operations (in thousands):

Lease cost type	Three Months Ended March 31, 2019
Finance lease cost
Amortization of finance lease assets	$499
Interest on lease liabilities	156
Operating lease cost	23,412
Variable lease cost	1,630
Short-term lease cost	253
Net lease cost	$25,950
The following table summarizes the supplemental cash flow information related to leases as follows (in thousands):

Lease type	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of liabilities
Financing cash flows from finance leases	$342
Operating cash flows from finance leases	156
Operating cash flows from operating leases	21,045
Non-cash supplemental amounts
ROU assets obtained in exchange for new operating lease obligations	14,130
The table below includes the estimated future undiscounted cash flows for finance and operating leases as of March 31, 2019 (in thousands):

For the year ending December 31,	Finance leases	Operating leases	Total
2019 (1)	$2,035	$72,302	$74,337
2020	2,151	79,713	81,864
2021	1,444	51,584	53,028
2022	1,238	49,454	50,692
2023	1,156	48,396	49,552
2024	751	40,211	40,962
Thereafter	1,098	198,494	199,592
Total lease payments	9,873	540,154	550,027
Less amount representing interest	(1,451)	(130,666)	(132,117)
Present value of lease liabilities	$8,422	$409,488	$417,910
_________________________________________________________

(1)	Represents period from April 1, 2019 to December 31, 2019.
Additionally, the Company has $5.9 million in future undiscounted cash flows for an operating lease of a retail facility that has not yet commenced. This lease is expected to commence when the lessor has made the location available to the Company to construct the store location.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

At December 31, 2018, the estimated minimum lease payments for capital and operating leases with initial or remaining non-cancelable lease terms in excess of one year were as follows (in thousands):

	Capital leases	Operating leases
2019	$2,723	$62,589
2020	2,264	62,132
2021	1,757	39,821
2022	1,512	38,402
2023	1,148	38,827
Thereafter	2,600	191,717
Total minimum rental payments	$12,004	$433,488
Less amount representing interest	1,865
Present value of minimum rental payments	$10,139
Note 13—Commitments and Contingencies
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

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Wyoming Refinery
Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the U.S. Environmental Protection Agency (“EPA”) and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. The largest cost component arising from these various decrees relates to the investigation, monitoring, and remediation of soil, groundwater, surface water, and sediment contamination associated with the facility’s historic operations. Investigative work by Wyoming Refining and negotiations with the relevant agencies as to remedial approaches remain ongoing on a number of aspects of the contamination, meaning that investigation, monitoring, and remediation costs are not reasonably estimable for some elements of these efforts. As of March 31, 2019, we have accrued $17.1 million for the well-understood components of these efforts based on current information, approximately one-third of which we expect to incur in the next five years and the remainder to be incurred over approximately 30 years.
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
Fuel Standards
In 2007, the U.S. Congress passed the Energy Independence and Security Act of 2007 (the “EISA”) which, among other things, set a target fuel economy standard of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contained an expanded Renewable Fuel Standard (the “RFS”). In August 2012, the EPA and National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish an average industry fuel economy of 54.5 miles per gallon by model year 2025. On August 8, 2018, the EPA and NHTSA jointly proposed to revise existing fuel economy standards for model years 2021-2025 and to set standards for 2026 for the first time. The agencies have not yet issued a final rule,

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

but they are expected to do so in 2019. Although the revised fuel economy standards are expected to be less stringent than the initial standards for model years 2021-2025, it is uncertain whether the revised standards will increase year over year. Higher fuel economy standards have the potential to reduce demand for our refined transportation fuel products.
Under EISA, the RFS requires an increasing amount of renewable fuel to be blended into the nation’s transportation fuel supply, up to 36 billion gallons by 2022. In the near term, the RFS will be satisfied primarily with fuel ethanol blended into gasoline. We, and other refiners subject to the RFS, may meet the RFS requirements by blending the necessary volumes of renewable fuels produced by us or purchased from third parties. To the extent that refiners will not or cannot blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners must purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable fuels, we generate our own RINs for which we have the option of retaining these self-generated RINs for current or future RFS compliance or selling those RINs on the open market. The RFS may present production and logistics challenges for both the renewable fuels and petroleum refining and marketing industries in that we may have to enter into arrangements with other parties or purchase D3 waivers from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels.
The eastern location of our co-located Hawaii refinery and our Wyoming refinery were each granted a one-year small refinery exemption for the year 2017 from the U.S. Environmental Protection Agency (“EPA”).
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
In March 2014, the EPA published a final Tier 3 gasoline standard that requires, among other things, that gasoline contain no more than 10 parts per million (“ppm”) sulfur on an annual average basis and no more than 80 ppm sulfur on a per-gallon basis. The standard also lowers the allowable benzene, aromatics, and olefins content of gasoline. The effective date for the new standard was January 1, 2017, however, approved small volume refineries have until January 1, 2020 to meet the standard. The eastern location of our co-located Hawaii refinery was required to comply with Tier 3 gasoline standards within 30 months of June 21, 2016, the date our Hawaii refinery was disqualified from small volume refinery status, and is currently compliant. On March 19, 2015, the EPA confirmed the small refinery status of our Wyoming refinery. The Par East facility of our Hawaii refinery, our Wyoming refinery, and our Washington refinery, acquired in January 2019, were all granted small refinery status by the EPA for 2017. The EPA is expected to make small refinery status determinations for 2018 in the second quarter of 2019.
Beginning on June 30, 2014, new sulfur standards for fuel oil used by marine vessels operating within 200 miles of the U.S. coastline (which includes the entire Hawaiian Island chain) was lowered from 10,000 ppm (1%) to 1,000 ppm (0.1%). The sulfur standards began at the Hawaii refinery and were phased in so that by January 1, 2015, they were to be fully aligned with the International Marine Organization (“IMO”) standards and deadline. The more stringent standards apply universally to both U.S. and foreign-flagged ships. Although the marine fuel regulations provided vessel operators with a few compliance options such as installation of on-board pollution controls and demonstration unavailability, many vessel operators will be forced to switch to a distillate fuel while operating within the Emission Control Area (“ECA”). Beyond the 200 mile ECA, large ocean vessels are still allowed to burn marine fuel with up to 3.5% sulfur. Our Hawaii refinery is capable of producing the 1% sulfur residual fuel oil that was previously required within the ECA. Although our Hawaii refinery remains in a position to supply vessels traveling to and through Hawaii, the market for 0.1% sulfur distillate fuel and 3.5% sulfur residual fuel is much more competitive.
In addition to U.S. fuels requirements, the IMO has also adopted newer standards that further reduce the global limit on sulfur content in maritime fuels to 0.5% beginning in 2020 (“IMO 2020”). Like the rest of the refining industry, we are focused on meeting these standards and may incur costs in producing lower-sulfur fuels.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in the EISA, RFS, IMO 2020, and other fuel-related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
Environmental Agreement
On September 25, 2013, Par Petroleum, LLC (formerly Hawaii Pacific Energy, a wholly owned subsidiary of Par created for purposes of the PHR acquisition), Tesoro, and PHR entered into an Environmental Agreement (“Environmental Agreement”)

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

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
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Through March 31, 2019, Tesoro has reimbursed us for $12.2 million of our total capital expenditures incurred in connection with the Consent Decree. As of March 31, 2019, all reimbursable capital expenditures incurred pursuant to the Consent Decree were collected. Net capital expenditures and reimbursements related to the Consent Decree for the three months ended March 31, 2019 and 2018 are presented within Capital expenditures on our condensed consolidated statement of cash flows for the related periods.
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
As of March 31, 2019, two related claims totaling approximately $22.4 million remained to be resolved and we have accrued approximately $0.5 million representing the estimated value of claims remaining to be settled which are deemed probable and estimable at period end.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

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
Note 14—Stockholders’ Equity
Incentive Plans
The following table summarizes our compensation costs recognized in General and administrative expense (excluding depreciation) and Operating expense (excluding depreciation) under the Amended and Restated Par Pacific Holdings, Inc. 2012 Long-term Incentive Plan and Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted Stock Awards	$946	$843
Restricted Stock Units	254	150
Stock Option Awards	335	446
During the three months ended March 31, 2019, we granted 247 thousand shares of restricted stock and restricted stock units with a fair value of approximately $4.2 million. As of March 31, 2019, there were approximately $9.0 million of total unrecognized compensation costs related to restricted stock awards and restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years.
During the three months ended March 31, 2019, we granted 300 thousand stock option awards with a weighted-average exercise price of $17.00 per share. As of March 31, 2019, there were approximately $5.1 million of total unrecognized compensation costs related to stock option awards, which are expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
During the three months ended March 31, 2019, we granted 48 thousand performance restricted stock units to executive officers. These performance restricted stock units had a fair value of approximately $0.8 million and are subject to certain annual performance targets as defined by our Board of Directors. As of March 31, 2019, there were approximately $1.5 million of total unrecognized compensation costs related to the performance restricted stock units, which are expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Note 15—Income (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under the common stock warrants, representing 354 thousand shares during each of the three months ended March 31, 2019 and March 31, 2018. The common stock warrants are included in the calculation of basic income (loss) per share because they are issuable for minimal consideration. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$61,092	$15,185
Less: Undistributed income allocated to participating securities (1)	693	192
Net income attributable to common stockholders	60,399	14,993
Plus: Net income effect of convertible securities	2,756	—
Numerator for diluted income per common share	$63,155	$14,993

Basic weighted-average common stock shares outstanding	49,127	45,634
Plus: dilutive effects of common stock equivalents	6,423	43
Diluted weighted-average common stock shares outstanding	55,550	45,677

Basic income per common share	$1.23	$0.33
Diluted income per common share	$1.14	$0.33
________________________________________________________

(1)	Participating securities include restricted stock that has been issued but has not yet vested.
For the three months ended March 31, 2019, our calculation of diluted shares outstanding excluded 359 thousand shares of unvested restricted stock and 1.9 million stock options. For the three months ended March 31, 2018, our calculation of diluted shares outstanding excluded 46 thousand shares of unvested restricted stock and 1.3 million stock options.
As discussed in Note 9—Debt, we have the option of settling the 5.00% Convertible Senior Notes in cash or shares of common stock, or any combination thereof, upon conversion. For the three months ended March 31, 2019 and March 31, 2018, diluted income (loss) per share was determined using the if-converted method. Our calculation of diluted shares outstanding for the three months ended March 31, 2018 excluded 6.4 million common stock equivalents, as the effect would be anti-dilutive.
Note 16—Income Taxes
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. For the three months ended March 31, 2019, we recorded an income tax benefit of $64.8 million primarily due to the release of valuation allowance in connection with the recognition of deferred tax liabilities acquired as part of the Washington Acquisition. The remaining net deferred tax assets were evaluated based upon the level of historical taxable income, significant book losses during recent prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors. Management continues to conclude that we did not meet the “more likely than not” requirement in order to recognize deferred tax assets on the remaining amounts and a valuation allowance has been recorded for substantially all of our net deferred tax assets at March 31, 2019.
During the three months ended March 31, 2019 and 2018, no adjustments were recognized for uncertain tax positions.
As of December 31, 2018, we had approximately $1.5 billion in net operating loss carryforwards (“NOL carryforwards”); however, we currently have a valuation allowance against this and substantially all of our other deferred taxed assets. We will continue to assess the realizability of our deferred tax assets based on consideration of actual and projected operating results and

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

tax planning strategies. If sufficient positive evidence of improving actual operating results becomes available, the amount of the deferred tax asset considered more likely than not to be recognized would be increased with a corresponding reduction in income tax expense in the period recorded.
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
Note 17—Segment Information
We report the results for the following four business segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Commencing January 11, 2019, the results of operations of the Washington Acquisition are included in our refining and logistics segments.
Summarized financial information concerning reportable segments consists of the following (in thousands):

Three Months Ended March 31, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,146,064	$45,209	$99,831	$(99,769)	$1,191,335
Cost of revenues (excluding depreciation)	1,062,568	26,530	71,338	(99,704)	1,060,732
Operating expense (excluding depreciation)	55,255	2,364	16,055	—	73,674
Depreciation, depletion, and amortization	13,878	3,896	2,374	809	20,957
General and administrative expense (excluding depreciation)	—	—	—	11,665	11,665
Acquisition and integration costs	—	—	—	2,884	2,884
Operating income (loss)	$14,363	$12,419	$10,064	$(15,423)	$21,423
Interest expense and financing costs, net					(18,710)
Debt extinguishment and commitment costs					(5,496)
Other income, net					87
Change in value of common stock warrants					(1,282)
Equity earnings from Laramie Energy, LLC					301
Loss before income taxes					(3,677)
Income tax benefit					64,769
Net income					$61,092

Capital expenditures	$9,446	$5,513	$2,479	$426	$17,864

PAR PACIFIC HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Interim Periods Ended March 31, 2019 and 2018

Three Months Ended March 31, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$740,263	$33,067	$78,592	$(86,483)	$765,439
Cost of revenues (excluding depreciation)	668,479	20,810	59,147	(86,537)	661,899
Operating expense (excluding depreciation)	37,349	1,822	11,839	—	51,010
Depreciation, depletion, and amortization	8,362	1,642	1,868	1,165	13,037
General and administrative expense (excluding depreciation)	—	—	—	11,205	11,205
Acquisition and integration costs	—	—	—	632	632
Operating income (loss)	$26,073	$8,793	$5,738	$(12,948)	$27,656
Interest expense and financing costs, net					(8,377)
Other income, net					119
Change in value of common stock warrants					745
Change in value of contingent consideration					(10,500)
Equity earnings from Laramie Energy, LLC					5,576
Income before income taxes					15,219
Income tax expense					(34)
Net income					$15,185

Capital expenditures	$4,974	$2,683	$701	$1,254	$9,612
________________________________________________________

(1)	Includes eliminations of intersegment revenues and cost of revenues of $99.8 million and $85.9 million for the three months ended March 31, 2019 and 2018, respectively.
Note 18—Related Party Transactions
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
The Services Agreement has a term of one year and will be automatically extended for successive one-year periods unless terminated by either party at least 60 days prior to any extension date. There were no costs incurred related to this agreement during the three months ended March 31, 2019 or 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a growth-oriented company based in Houston, Texas, that owns and operates market-leading energy and infrastructure businesses.
Our business is organized into three primary operating segments:
1) Refining - We own and operate three refineries with total throughput capacity of over 200 Mbpd. Our co-located refinery in Kapolei, Hawaii, produces ultra-low sulfur diesel (“ULSD”), gasoline, jet fuel, marine fuel, low sulfur fuel oil (“LSFO”), and other associated refined products primarily for consumption in Hawaii. Our refinery in Newcastle, Wyoming, produces gasoline, ULSD, jet fuel, and other associated refined products that are primarily marketed in Wyoming and South Dakota. Our refinery in Tacoma, Washington, acquired in January 2019, produces distillate, gasoline, asphalt, and other associated refined products primarily marketed in the Pacific Northwest.
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
3) Logistics - We operate an extensive multi-modal logistics network spanning the Pacific, the Northwest, and the Rockies. We own and operate terminals, pipelines, an SPM, and trucking operations to distribute refined products throughout the islands of Oahu, Maui, Hawaii, Molokai, and Kauai. We own and operate a crude oil pipeline gathering system, a refined products pipeline, storage facilities, and loading racks in Wyoming and a jet fuel storage facility and pipeline that serve the Ellsworth Air Force Base in South Dakota. Beginning in January 2019, we own and operate logistics assets in Washington, including a marine terminal, a unit train-capable rail loading terminal, storage facilities, a truck rack, and a proprietary pipeline that serves McChord Air Force Base.
As of March 31, 2019, we owned a 46.0% equity investment in Laramie Energy. Laramie Energy is focused on producing natural gas in Garfield, Mesa, and Rio Blanco Counties, Colorado.
We have four reportable segments: (i) Refining, (ii) Retail, (iii) Logistics, and (iv) Corporate and Other. Commencing January 11, 2019, the results of operations of the Washington Acquisition are included in our refining and logistics segments. Our Corporate and Other reportable segment primarily includes general and administrative costs. Please read Note 17—Segment Information to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for detailed information on our operating results by segment.
Results of Operations
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net Income . During 2019, our results were primarily driven by a $65.4 million income tax benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. Our net income increased from $15.2 million for the three months ended March 31, 2018 to $61.1 million for the three months ended March 31, 2019. Other factors impacting our results period over period include a $10.5 million charge related to the Tesoro earn-out settlement in 2018, increased interest expense and financing fees related to the Term Loan B Facility and Par Pacific Term Loan, debt commitment costs incurred in connection with the Washington Acquisition, a decrease in our Equity earnings from Laramie Energy, and RINs waivers received in 2018.
Adjusted EBITDA and Adjusted Net Income (Loss). For the three months ended March 31, 2019, Adjusted EBITDA was $47.6 million compared to $26.1 million for the three months ended March 31, 2018. The change was primarily related to improved margins in our Retail operations and the Washington Acquisition.
For the three months ended March 31, 2019, Adjusted Net Income was approximately $6.4 million compared to $8.2 million for the three months ended March 31, 2018. The decrease was primarily related to the same factors described above for the increase in Adjusted EBITDA, offset by a decrease in our Equity earnings from Laramie Energy, excluding our share of unrealized gains or losses on derivatives, DD&A associated with assets acquired in connection with the Washington Acquisition, and increased interest expense and financing fees related to the Term Loan B Facility and Par Pacific Term Loan.
The following tables summarize our consolidated results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change(1)
Revenues	$1,191,335	$765,439	$425,896	56%
Cost of revenues (excluding depreciation)	1,060,732	661,899	398,833	60%
Operating expense (excluding depreciation)	73,674	51,010	22,664	44%
Depreciation, depletion, and amortization	20,957	13,037	7,920	61%
General and administrative expense (excluding depreciation)	11,665	11,205	460	4%
Acquisition and integration costs	2,884	632	2,252	356%
Total operating expenses	1,169,912	737,783
Operating income	21,423	27,656
Other income (expense)
Interest expense and financing costs, net	(18,710)	(8,377)	(10,333)	(123)%
Debt extinguishment and commitment costs	(5,496)	—	(5,496)	NM
Other income, net	87	119	(32)	(27)%
Change in value of common stock warrants	(1,282)	745	(2,027)	(272)%
Change in value of contingent consideration	—	(10,500)	10,500	100%
Equity earnings from Laramie Energy, LLC	301	5,576	(5,275)	(95)%
Total other income (expense), net	(25,100)	(12,437)
Income (loss) before income taxes	(3,677)	15,219
Income tax benefit (expense)	64,769	(34)	64,803	NM
Net income	$61,092	$15,185
________________________________________________________
(1) NM - Not meaningful

The following tables summarize our operating income (loss) by segment for the three months ended March 31, 2019 and 2018 (in thousands). The following should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Three months ended March 31, 2019	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$1,146,064	$45,209	$99,831	$(99,769)	$1,191,335
Cost of revenues (excluding depreciation)	1,062,568	26,530	71,338	(99,704)	1,060,732
Operating expense (excluding depreciation)	55,255	2,364	16,055	—	73,674
Depreciation, depletion, and amortization	13,878	3,896	2,374	809	20,957
General and administrative expense (excluding depreciation)	—	—	—	11,665	11,665
Acquisition and integration costs	—	—	—	2,884	2,884
Operating income (loss)	$14,363	$12,419	$10,064	$(15,423)	$21,423

Three months ended March 31, 2018	Refining	Logistics	Retail	Corporate, Eliminations and Other (1)	Total
Revenues	$740,263	$33,067	$78,592	$(86,483)	$765,439
Cost of revenues (excluding depreciation)	668,479	20,810	59,147	(86,537)	661,899
Operating expense (excluding depreciation)	37,349	1,822	11,839	—	51,010
Depreciation, depletion, and amortization	8,362	1,642	1,868	1,165	13,037
General and administrative expense (excluding depreciation)	—	—	—	11,205	11,205
Acquisition and integration costs	—	—	—	632	632
Operating income (loss)	$26,073	$8,793	$5,738	$(12,948)	$27,656
________________________________________________________

(1)	Includes eliminations of intersegment Revenues and Cost of revenues (excluding depreciation) of $99.8 million and $85.9 million for the three months ended March 31, 2019 and 2018, respectively.

Below is a summary of key operating statistics for the refining segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019 (1)	2018 (1)
Total Refining Segment
Feedstocks Throughput (Mbpd) (2)	162.3	92.7
Refined product sales volume (Mbpd) (2)	166.0	102.3

Hawaii Refinery
Feedstocks Throughput (Mbpd)	113.0	76.2
Source of Crude Oil:
North America	35.0%	39.7%
Latin America	10.3%	—%
Africa	34.1%	39.9%
Asia	20.6%	6.7%
Middle East	—%	13.7%
Total	100.0%	100.0%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	22.8%	28.2%
Distillate	42.5%	47.2%
Fuel oils	29.0%	16.3%
Other products	2.1%	5.2%
Total yield	96.4%	96.9%

Refined product sales volume (Mbpd)
On-island sales volume	106.9	69.4
Exports sale volume	5.7	14.6
Total refined product sales volume	112.6	84.0

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$3.74	$5.20
Production costs per bbl ($/throughput bbl) (4)	2.81	3.64
DD&A per bbl ($/throughput bbl)	0.44	0.71

	Three Months Ended March 31,
	2019 (1)	2018 (1)
Washington Refinery
Feedstocks Throughput (Mbpd) (2)	37.2	—
Yield (% of total throughput)
Gasoline and gasoline blendstocks	24.2%	—%
Distillate	36.5%	—%
Asphalt	16.2%	—%
Other products	20.7%	—%
Total yield	97.6%	—%

Refined product sales volume (Mbpd) (2)	41.0	—

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$8.88	$—
Production costs per bbl ($/throughput bbl) (4)	4.87	—
DD&A per bbl ($/throughput bbl)	1.88	—

Wyoming Refinery
Feedstocks Throughput (Mbpd)	16.2	16.5
Yield (% of total throughput)
Gasoline and gasoline blendstocks	52.8%	49.9%
Distillate	41.9%	44.8%
Fuel oils	1.5%	2.5%
Other products	0.8%	0.4%
Total yield	97.0%	97.6%

Refined product sales volume (Mbpd)	17.0	18.3

Adjusted Gross Margin per bbl ($/throughput bbl) (3)	$14.55	$13.96
Production costs per bbl ($/throughput bbl) (4)	7.69	7.74
DD&A per bbl ($/throughput bbl)	2.65	2.33

Market Indices ($ per barrel)
4-1-2-1 Singapore Crack Spread (5)	$6.88	$6.38
Pacific Northwest 5-2-2-1 Index (6)	11.09	—
Wyoming 3-2-1 Index (7)	15.09	15.65

Crude Prices ($ per barrel)
Brent	$63.83	$67.19
WTI	54.90	62.89
ANS	64.09	67.29
Bakken Clearbrook	54.84	62.06
WCS Hardisty	44.26	36.73
Brent M1-M3	0.07	0.71
________________________________________________________

(1)
Previously reported logistics pipeline throughput volumes have been removed from the Operating Statistics table post-closing of the Washington Acquisition as we have determined that pipeline throughput is no longer a relevant indicator of logistics segment profitability given the low weighting of pipeline movements at the Washington refinery. Operating income (loss) per barrel has also been removed from the table because we do not believe it to be an indicative measure of our refineries’ profitability.

(2)
Feedstocks throughput and sales volumes per day for the Washington refinery for the three months ended March 31, 2019 are calculated based on the 80-day period for which we owned the Washington refinery in 2019. As such, the amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three months ended March 31, 2019 plus the Washington refinery’s throughput or sales volumes averaged over the period from January 11, 2019 to March 31, 2019. The 2018 amounts for the total refining segment represent the sum of the Hawaii and Wyoming refineries’ throughput or sales volumes averaged over the three months ended March 31, 2018.

(3)
Please see discussion of Adjusted Gross Margin below. We calculate Adjusted Gross Margin per barrel by dividing Adjusted Gross Margin by total refining throughput. Adjusted Gross Margin for our Washington Refinery is determined under the last-in, first-out (“LIFO”) inventory costing method. Adjusted Gross Margin for our other refineries is determined under the under the first-in, first-out (“FIFO”) inventory costing method.

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

(5)
The profitability of our Hawaii business is heavily influenced by crack spreads in the Singapore market. This market reflects the closest liquid market alternative to source refined products for Hawaii. We believe the 4-1-2-1 Singapore crack spread (or four barrels of Brent crude oil converted into one barrel of gasoline, two barrels of distillate (diesel and jet fuel) and one barrel of fuel oil) best reflects a market indicator for our Hawaii operations.

(6)
We believe the Pacific Northwest 5-2-2-1 Index is the best market indicator for our operations in Tacoma, Washington. The Pacific Northwest 5-2-2-1 Index is computed by taking two parts gasoline (sub-octane), two parts middle distillates (ULSD and jet fuel), and one part fuel oil as created from five barrels of Alaskan North Slope crude. The 2019 price represents the price averaged over the period from January 11, 2019 to March 31, 2019.

(7)
The profitability of our Wyoming refinery is heavily influenced by crack spreads in nearby markets. We believe the Wyoming 3-2-1 Index is the best market indicator for our operations in Wyoming. The Wyoming 3-2-1 Index is computed by taking two parts gasoline and one part distillate (ULSD) as created from three barrels of West Texas Intermediate Crude Oil (“WTI”). Pricing is based 50% on applicable product pricing in Rapid City, South Dakota, and 50% on applicable product pricing in Denver, Colorado.

Below is a summary of key operating statistics for the retail segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Retail Segment
Retail sales volumes (thousands of gallons) (1)	29,734	22,190
________________________________________________________

(1)
Retail sales volumes for the three months ended March 31, 2018 include the nine days of retail sales volumes from Northwest Retail since its acquisition on March 23, 2018. The 2019 amounts represent the sum of the Hawaii and Northwest Retail sales volumes for the three months ended March 31, 2019.

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

Adjusted Gross Margin
Adjusted Gross Margin is defined as (i) operating income (loss) plus operating expense (excluding depreciation); impairment expense; inventory valuation adjustments (which adjusts for timing differences to reflect the economics of our inventory financing agreements, including lower of cost or net realizable value adjustments, the impact of the embedded derivative repurchase obligations, and purchase price allocation adjustments); depreciation, depletion, and amortization (“DD&A”); RINs loss (gain) in excess of net obligation (see definition below); and unrealized losses (gains) on derivatives or (ii) revenues less cost of revenues (excluding depreciation) plus inventory valuation adjustments and unrealized losses (gains) on derivatives. We define cost of revenues (excluding depreciation) as the hydrocarbon-related costs of inventory sold, transportation costs of delivering product to customers, crude oil consumed in the refining process, costs to satisfy our RINs obligations, and certain hydrocarbon fees and taxes. Cost of revenues (excluding depreciation) also includes the unrealized gains (losses) on derivatives and inventory valuation adjustments that we exclude from Adjusted Gross Margin.
Beginning in the fourth quarter of 2018, Adjusted Net Income (loss) excludes RINs losses (gains) recorded in excess of our net RINs obligation (“RINs loss (gain) in excess of net obligation”). Our RINs obligations to comply with the Renewable Fuel Standard (“RFS”) are recorded as liabilities and measured at fair value as of the end of the reporting period. Our RINs assets, which include RINs purchased on the open market and RINs generated by blending biofuels as part of our refining process, are stated at the lower of cost or net realizable value (“NRV”) as of the end of the reporting period. During periods of rising RINs market prices, we recognize unrealized losses associated with the increase in the fair value of our RINs liabilities. Under GAAP, we do not adjust the carrying value of our RINs assets because such assets are stated at the lower of cost or NRV. This adjustment represents the income statement effect of reflecting our RINs liability on a net basis, as the settlement of any open obligation would first be offset by RINs assets rather than purchasing such RINs obligations at market prices. We have recast the non-GAAP information for the three months ended March 31, 2018 to conform to the current period presentation.
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
The following tables present a reconciliation of Adjusted Gross Margin to the most directly comparable GAAP financial measure, operating income (loss), on a historical basis, for selected segments, for the periods indicated (in thousands):

Three months ended March 31, 2019	Refining	Logistics	Retail
Operating income	$14,363	$12,419	$10,064
Operating expense (excluding depreciation)	55,255	2,364	16,055
Depreciation, depletion, and amortization	13,878	3,896	2,374
Inventory valuation adjustment	385	—	—
RINs loss (gain) in excess of net obligation	(4,512)	—	—
Unrealized loss on derivatives	6,298	—	—
Adjusted Gross Margin (1)	$85,667	$18,679	$28,493

Three months ended March 31, 2018	Refining	Logistics	Retail
Operating income	$26,073	$8,793	$5,738
Operating expense (excluding depreciation)	37,349	1,822	11,839
Depreciation, depletion, and amortization	8,362	1,642	1,868
Inventory valuation adjustment	(11,887)	—	—
RINs loss (gain) in excess of net obligation	—	—	—
Unrealized gain on derivatives	(3,505)	—	—
Adjusted Gross Margin (1)	$56,392	$12,257	$19,445
_______________________________
(1) For the three months ended March 31, 2019 and 2018, there was no impairment expense.
Adjusted Net Income and Adjusted EBITDA
Adjusted Net Income (Loss) is defined as Net income excluding changes in the value of contingent consideration and common stock warrants, acquisition and integration costs, unrealized (gains) losses on derivatives, debt extinguishment and commitment costs, release of tax valuation allowance, inventory valuation adjustment, severance costs, impairment expense, (gain) loss on sale of assets, and Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives. Beginning in the fourth quarter of 2018, Adjusted Net Income (Loss) also excludes RINs loss (gain) in excess of net obligation (as defined in the Adjusted Gross Margin section above).
Adjusted EBITDA is Adjusted Net Income (Loss) excluding interest expense and financing costs, taxes, DD&A, and, equity losses (earnings) from Laramie Energy, excluding Par’s share of unrealized loss (gain) on derivatives.
We believe Adjusted Net Income and Adjusted EBITDA are useful supplemental financial measures that allow investors to assess:

•	The financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;

•	The ability of our assets to generate cash to pay interest on our indebtedness; and

•	Our operating performance and return on invested capital as compared to other companies without regard to financing methods and capital structure.
Adjusted Net Income and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing, and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Adjusted Net Income and Adjusted EBITDA presented by other companies may not be comparable to our presentation as other companies may define these terms differently.

The following table presents a reconciliation of Adjusted Net Income and Adjusted EBITDA to the most directly comparable GAAP financial measure, Net income, on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$61,092	$15,185
Inventory valuation adjustment	385	(11,887)
RINs loss (gain) in excess of net obligation	(4,512)	—
Unrealized loss (gain) on derivatives	6,342	(3,505)
Acquisition and integration costs	2,884	632
Debt extinguishment and commitment costs	5,496	—
Release of tax valuation allowance (1)	(65,351)	—
Change in value of common stock warrants	1,282	(745)
Change in value of contingent consideration	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	(1,231)	(1,988)
Adjusted Net Income (3)	6,387	8,192
Depreciation, depletion, and amortization	20,957	13,037
Interest expense and financing costs, net	18,710	8,377
Equity losses (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	930	(3,588)
Income tax expense	582	34
Adjusted EBITDA	$47,566	$26,052
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three months ended March 31, 2019 and 2018, there was no severance costs, impairment expense, or (gain) loss on sale of assets.
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Refining. Operating income for our refining segment was $14.4 million for the three months ended March 31, 2019, a decrease of $11.7 million compared to operating income of $26.1 million for the three months ended March 31, 2018. The decrease in profitability was primarily driven by RINs waivers received in 2018, partially offset by favorable feedstock and inventory costs at our Wyoming refinery and an increase in crack spreads in Hawaii. The Singapore crack spread increased 8% from $6.38 per barrel for the three months ended March 31, 2018 to $6.88 per barrel for the three months ended March 31, 2019. The Washington refinery assets contributed an operating loss of approximately $5.3 million to the refining segment for the period from January 11, 2019 to March 31, 2019.
Logistics. Operating income for our logistics segment was $12.4 million for the three months ended March 31, 2019, an increase of $3.6 million compared to operating income of $8.8 million for the three months ended March 31, 2018. The increase is primarily due to a contribution of approximately $3.5 million from the logistics assets acquired in connection with the Washington Acquisition for the period from January 11, 2019 to March 31, 2019.
Retail. Operating income for our retail segment was $10.1 million for the three months ended March 31, 2019, an increase of $4.4 million compared to operating income of $5.7 million for the three months ended March 31, 2018. The increase in profitability is primarily due to improved margins in Hawaii and an increase in sales volumes of 34% primarily due to the contribution of Northwest Retail for a full quarter during 2019 compared to a nine day period of ownership during the first quarter of 2018.
Adjusted Gross Margin

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Refining. For the three months ended March 31, 2019, our refining Adjusted Gross Margin was approximately $85.7 million, an increase of $29.3 million compared to $56.4 million for the three months ended March 31, 2018. The increase in profitability was primarily driven by the contribution of the Washington refinery, favorable feedstock and inventory costs at our Wyoming refinery, and an increase in crack spreads in Hawaii, partially offset by RINs waivers received in 2018 that have not been received in 2019. The Singapore crack spread increased 8% from $6.38 per barrel for the three months ended March 31, 2018 to $6.88 per barrel for the three months ended March 31, 2019. The Washington refinery contributed Adjusted Gross Margin of approximately $26.4 million to the refining segment for the period from January 11, 2019 to March 31, 2019.
Logistics. For the three months ended March 31, 2019, our logistics Adjusted Gross Margin was approximately $18.7 million, an increase of $6.4 million compared to $12.3 million for the three months ended March 31, 2018. The increase was primarily driven by the contribution of the Washington assets and higher revenue per throughput barrel in Wyoming. The Washington assets contributed Adjusted Gross Margin of approximately $5.6 million to the logistics segment for the period from January 11, 2019 to March 31, 2019.
Retail. For the three months ended March 31, 2019, our retail Adjusted Gross Margin was approximately $28.5 million, an increase of $9.1 million when compared to approximately $19.4 million for the three months ended March 31, 2018. The increase was primarily due to higher margins in Hawaii and an increase in sales volumes of 34%, primarily due to the contribution of Northwest Retail for a full quarter during 2019 compared to a nine day period of ownership during the first quarter of 2018.
Discussion of Consolidated Results
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Revenues. For the three months ended March 31, 2019, revenues were $1.2 billion, a $0.4 billion increase compared to $0.8 billion for the three months ended March 31, 2018. The increase was primarily due to an increase of $406.8 million in third-party revenues at our refining segment primarily as a result of the Washington Acquisition and record on-island sales in Hawaii, partially offset by a 5% decrease in Brent prices. The Washington Acquisition contributed third-party revenues of approximately $245.8 million for the period from January 11, 2019 to March 31, 2019. Average Brent prices decreased from $67.19 per barrel in the three months ended March 31, 2018 to $63.83 per barrel in the three months ended March 31, 2019. Refined product sales volumes in Hawaii increased 34.0% from 84.0 Mbpd in the three months ended March 31, 2018 to 112.6 Mbpd in the three months ended March 31, 2019. Revenues in our retail segment increased $21.2 million primarily due to the acquisition of Northwest Retail, offset by 7% lower fuel sales prices.
Cost of Revenues (Excluding Depreciation). For the three months ended March 31, 2019, cost of revenues (excluding depreciation) was $1.1 billion, a $0.4 billion increase compared to $0.7 billion for the three months ended March 31, 2018. The increase was primarily due to the Washington Acquisition and record on-island sales in Hawaii. The Washington Acquisition contributed cost of revenues of approximately $237.8 million for the period from January 11, 2019 to March 31, 2019.
Operating Expense (Excluding Depreciation). For the three months ended March 31, 2019, operating expense (excluding depreciation) was approximately $73.7 million, an increase of $22.7 million compared to $51.0 million for the three months ended March 31, 2018. The increase was primarily due to the Washington Acquisition, Hawaii Refinery Expansion, and Northwest Retail. The Washington Acquisition contributed operating expenses of approximately $14.5 million for the period from January 11, 2019 to March 31, 2019. The Hawaii Refinery Expansion contributed operating expenses of approximately $4.8 million for the three months ended March 31, 2019. Northwest Retail contributed operating expenses of approximately $4.7 million for the three months ended March 31, 2019 as compared to $0.6 million for the nine day period of ownership from March 23, 2018 to March 31, 2018.
Depreciation, Depletion, and Amortization. For the three months ended March 31, 2019, DD&A was approximately $21.0 million, an increase of $8.0 million when compared to $13.0 million for the three months ended March 31, 2018. The increase was primarily due to DD&A on assets acquired as part of the Washington Acquisition and DD&A incurred by Northwest Retail for the full three-month period ended March 31, 2019 compared to a nine-day period of ownership during the first quarter of 2018.
General and Administrative Expense (Excluding Depreciation). For the three months ended March 31, 2019, general and administrative expense (excluding depreciation) was approximately $11.7 million, which is relatively consistent with $11.2 million for the three months ended March 31, 2018.
Acquisition and Integration Costs. For the three months ended March 31, 2019, we incurred approximately $2.9 million of acquisition and integration costs primarily related to the Washington Acquisition and the Hawaii Refinery Expansion. For the

three months ended March 31, 2018, we incurred approximately $0.6 million of acquisition and integration costs related to the Northwest Retail Acquisition.
Interest Expense and Financing Costs, Net. For the three months ended March 31, 2019, our interest expense and financing costs were approximately $18.7 million, an increase of $10.3 million when compared to $8.4 million for the three months ended March 31, 2018. The increase was primarily due to interest expense and financing costs of $5.6 million related to the new Term Loan B Facility entered into on January 11, 2019, interest expense of $1.4 million on the Washington Refinery Intermediation Agreement, increased interest and financing costs of $1.0 million associated with J. Aron deferred payments, a net decrease on gains on interest rate derivatives of $1.2 million, and interest expense and financing costs of $0.7 million related to the Par Pacific Term Loan entered into on January 9, 2019. Please read Note 9—Debt to our condensed consolidated financial statements for further discussion on our indebtedness.
Change in Value of Common Stock Warrants. For the three months ended March 31, 2019, the change in value of common stock warrants resulted in a loss of approximately $1.3 million, a change of $2.0 million when compared to a gain of $0.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, our stock price increased from $14.18 per share as of December 31, 2018 to $17.81 per share as of March 31, 2019, which resulted in an increase in the fair value of the common stock warrants. During the three months ended March 31, 2018, our stock price decreased from $19.28 per share on December 31, 2017 to $17.17 per share on March 31, 2018, which resulted in a decrease in the value of the common stock warrants.
Change in Value of Contingent Consideration. For the three months ended March 31, 2018, the change in the value of our contingent consideration liability resulted in a loss of $10.5 million as a result of the settlement agreement reached with Tesoro. As of December 31, 2018 and for the three months ended March 31, 2019, there was no contingent consideration liability. Please read Note 13—Commitments and Contingencies for more information.
Debt Extinguishment and Commitment Costs. For the three months ended March 31, 2019, our debt extinguishment and commitment costs were approximately $5.5 million and represent the commitment and other fees associated with the financing of the Washington Acquisition. No such costs were incurred for the three months ended March 31, 2018.
Equity Earnings from Laramie Energy, LLC. For the three months ended March 31, 2019, equity earnings from Laramie Energy were approximately $0.3 million, a decrease of $5.3 million compared to $5.6 million for the three months ended March 31, 2018. The change was primarily due to Laramie Energy's gain on derivative instruments of $4.5 million for the three months ended March 31, 2018, compared to a loss on derivative instruments of $12.3 million for the same period in 2019, partially offset by higher operating profits driven by a 40% increase in sales volumes.
Income Taxes. For the three months ended March 31, 2019, we recorded an income tax benefit of $64.8 million primarily driven by a $65.4 million benefit associated with a partial release of our valuation allowance in connection with the Washington Acquisition. For the three months ended March 31, 2018, we recorded income tax expense of $34.0 thousand primarily due to deferred federal income taxes.
Consolidating Condensed Financial Information
On December 21, 2017, Par Petroleum, LLC (the “Issuer”) issued its 7.75% Senior Secured Notes due 2025 in a private offering under Rule 144A and Regulation S of the Securities Act. On January 11, 2019, the Issuers entered into a term loan and guaranty agreement with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto with respect to a $250.0 million term loan (the “Term Loan B”). The 7.75% Senior Secured Notes and the Term Loan B were co-issued by Par Petroleum Finance Corp. (together with the Issuer, the “Issuers”), which has no independent assets or operations. The 7.75% Senior Secured Notes and Term Loan B are guaranteed on a senior unsecured basis only as to payment of principal and interest by Par Pacific Holdings, Inc. (the “Parent”) and are guaranteed on a senior secured basis by all of the subsidiaries of Par Petroleum, LLC (other than Par Petroleum Finance Corp.).
The following supplemental condensed consolidating financial information reflects (i) the Parent’s separate accounts, (ii) Par Petroleum, LLC and its consolidated subsidiaries’ accounts, (iii) the accounts of subsidiaries of the Parent that are not guarantors of the 7.75% Senior Secured Notes or Term Loan B and consolidating adjustments and eliminations, and (iv) the Parent’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, the Parent’s investment in its subsidiaries is accounted for under the equity method of accounting (dollar amounts in thousands).

	As of March 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$20,176	$40,039	$82	$60,297
Restricted cash	743	—	—	743
Trade accounts receivable	—	264,199	203	264,402
Inventories	—	499,519	—	499,519
Prepaid and other current assets	7,722	75,657	291	83,670
Due from related parties	83,869	—	(83,869)	—
Total current assets	112,510	879,414	(83,293)	908,631
Property and equipment
Property, plant, and equipment	19,579	1,063,721	—	1,083,300
Less accumulated depreciation, amortization, and depletion	(9,788)	(117,171)	—	(126,959)
Property and equipment, net	9,791	946,550	—	956,341
Long-term assets
Operating lease assets	3,484	402,458	—	405,942
Investment in Laramie Energy, LLC	—	—	136,957	136,957
Investment in subsidiaries	663,808	—	(663,808)	—
Intangible assets, net	—	23,282	—	23,282
Goodwill	—	197,327	2,598	199,925
Other long-term assets	2,655	14,371	—	17,026
Total assets	$792,248	$2,463,402	$(607,546)	$2,648,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$10,963	$1,478	$12,441
Obligations under inventory financing agreements	—	629,086	—	629,086
Accounts payable	2,778	84,980	1,477	89,235
Advances from customers	—	5,827	—	5,827
Accrued taxes	—	25,391	62	25,453
Operating lease liabilities	78	64,790	—	64,868
Other accrued liabilities	8,451	115,824	(3,113)	121,162
Due to related parties	55,525	55,626	(111,151)	—
Total current liabilities	66,832	992,487	(111,247)	948,072
Long-term liabilities
Long-term debt, net of current maturities	101,729	520,217	42,442	664,388
Due to related parties (1)	—	71,682	(71,682)	—
Common stock warrants	6,289	—	—	6,289
Long-term financing lease obligations	361	6,005	—	6,366
Long-term operating lease obligations	5,218	339,402	—	344,620
Other liabilities	617	136,773	(70,223)	67,167
Total liabilities	181,046	2,066,566	(210,710)	2,036,902
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 49,550,274 shares issued	496	—	—	496
Additional paid-in capital	655,692	309,645	(309,645)	655,692
Accumulated earnings (deficit)	(47,659)	83,688	(83,688)	(47,659)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	611,202	396,836	(396,836)	611,202
Total liabilities and stockholders’ equity	$792,248	$2,463,402	$(607,546)	$2,648,104
________________________________________

(1)	The Issuer and Subsidiaries column includes a $71.7 million long-term payable due to Par Pacific Hawaii Property Company, LLC related to an intercompany sale-leaseback transaction.

	As of December 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
ASSETS
Current assets
Cash and cash equivalents	$28,701	$46,062	$313	$75,076
Restricted cash	743	—	—	743
Trade accounts receivable	—	159,630	708	160,338
Inventories	—	322,065	—	322,065
Prepaid and other current assets	11,711	17,048	(389)	28,370
Due from related parties	43,928	—	(43,928)	—
Total current assets	85,083	544,805	(43,296)	586,592
Property and equipment
Property, plant, and equipment	18,939	630,429	400	649,768
Less accumulated depreciation and depletion	(9,034)	(102,180)	(293)	(111,507)
Property and equipment, net	9,905	528,249	107	538,261
Long-term assets
Investment in Laramie Energy, LLC	—	—	136,656	136,656
Investment in subsidiaries	638,975	—	(638,975)	—
Intangible assets, net	—	23,947	—	23,947
Goodwill	—	150,799	2,598	153,397
Other long-term assets	3,334	18,547	—	21,881
Total assets	$737,297	$1,266,347	$(542,910)	$1,460,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$33	$—	$33
Obligations under inventory financing agreements	—	373,882	—	373,882
Accounts payable	8,312	44,997	1,478	54,787
Advances from customers	—	6,681	—	6,681
Accrued taxes	—	17,206	50	17,256
Other accrued liabilities	12,349	43,773	(1,560)	54,562
Due to related parties	96,963	9,848	(106,811)	—
Total current liabilities	117,624	496,420	(106,843)	507,201
Long-term liabilities
Long-term debt, net of current maturities	100,411	292,196	—	392,607
Common stock warrants	5,007	—	—	5,007
Long-term capital lease obligations	475	5,648	—	6,123
Other liabilities	1,451	41,040	(5,024)	37,467
Total liabilities	224,968	835,304	(111,867)	948,405
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 3,000,000 shares authorized, none issued	—	—	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized and 46,983,924 shares issued	470	—	—	470
Additional paid-in capital	617,937	345,825	(345,825)	617,937
Accumulated earnings (deficit)	(108,751)	81,715	(81,715)	(108,751)
Accumulated other comprehensive income	2,673	3,503	(3,503)	2,673
Total stockholders’ equity	512,329	431,043	(431,043)	512,329
Total liabilities and stockholders’ equity	$737,297	$1,266,347	$(542,910)	$1,460,734

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$1,191,326	$9	$1,191,335

Operating expenses
Cost of revenues (excluding depreciation)	—	1,060,732	—	1,060,732
Operating expense (excluding depreciation)	—	73,674	—	73,674
Depreciation, depletion, and amortization	752	20,199	6	20,957
General and administrative expense (excluding depreciation)	4,994	6,682	(11)	11,665
Acquisition and integration costs	2	2,882	—	2,884
Total operating expenses	5,748	1,164,169	(5)	1,169,912

Operating income (loss)	(5,748)	27,157	14	21,423

Other income (expense)
Interest expense and financing costs, net	(382)	(18,328)	—	(18,710)
Debt extinguishment and commitment costs	(142)	(5,354)	—	(5,496)
Other income (expense), net	107	(20)	—	87
Change in value of common stock warrants	(1,282)	—	—	(1,282)
Equity earnings (losses) from subsidiaries	68,689	—	(68,689)	—
Equity earnings from Laramie Energy, LLC	—	—	301	301
Total other income (expense), net	66,990	(23,702)	(68,388)	(25,100)

Income (loss) before income taxes	61,242	3,455	(68,374)	(3,677)
Income tax benefit (expense)	(150)	(1,482)	66,401	64,769
Net income (loss)	$61,092	$1,973	$(1,973)	$61,092

Adjusted EBITDA	$(4,887)	$52,433	$20	$47,566

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Revenues	$—	$764,927	$512	$765,439

Operating expenses
Cost of revenues (excluding depreciation)	—	661,579	320	661,899
Operating expense (excluding depreciation)	—	51,010	—	51,010
Depreciation, depletion, and amortization	1,113	11,919	5	13,037
General and administrative expense (excluding depreciation)	5,225	5,905	75	11,205
Acquisition and integration costs	431	201	—	632
Total operating expenses	6,769	730,614	400	737,783

Operating income (loss)	(6,769)	34,313	112	27,656

Other income (expense)
Interest expense and financing costs, net	(2,654)	(5,723)	—	(8,377)
Other income (expense), net	155	(30)	(6)	119
Change in value of common stock warrants	745	—	—	745
Change in value of contingent consideration	—	(10,500)	—	(10,500)
Equity earnings (losses) from subsidiaries	23,708	—	(23,708)	—
Equity earnings from Laramie Energy, LLC	—	—	5,576	5,576
Total other income (expense), net	21,954	(16,253)	(18,138)	(12,437)

Income (loss) before income taxes	15,185	18,060	(18,026)	15,219
Income tax benefit (expense)	—	(5,753)	5,719	(34)
Net income (loss)	$15,185	$12,307	$(12,307)	$15,185

Adjusted EBITDA	$(5,070)	$31,011	$111	$26,052

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
The following tables present a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), on a historical basis for the periods indicated (in thousands):

	Three Months Ended March 31, 2019
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$61,092	$1,973	$(1,973)	$61,092
Inventory valuation adjustment	—	385	—	385
RINs loss (gain) in excess of net obligation	—	(4,512)	—	(4,512)
Unrealized loss (gain) on derivatives	—	6,342	—	6,342
Acquisition and integration costs	2	2,882	—	2,884
Debt extinguishment and commitment costs	142	5,354	—	5,496
Increase in (release of) tax valuation allowance (1)	—	—	(65,351)	(65,351)
Change in value of common stock warrants	1,282	—	—	1,282
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(1,231)	(1,231)
Depreciation, depletion, and amortization	752	20,199	6	20,957
Interest expense and financing costs, net	382	18,328	—	18,710
Equity losses from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	930	930
Equity losses (income) from subsidiaries	(68,689)	—	68,689	—
Income tax expense (benefit)	150	1,482	(1,050)	582
Adjusted EBITDA (3)	$(4,887)	$52,433	$20	$47,566

	Three Months Ended March 31, 2018
	Parent Guarantor	Issuer and Subsidiaries	Non-Guarantor Subsidiaries and Eliminations	Par Pacific Holdings, Inc. and Subsidiaries
Net income (loss)	$15,185	$12,307	$(12,307)	$15,185
Inventory valuation adjustment	—	(11,887)	—	(11,887)
RINs loss (gain) in excess of net obligation	—	—	—	—
Unrealized loss (gain) on derivatives	—	(3,505)	—	(3,505)
Acquisition and integration costs	431	201	—	632
Change in value of common stock warrants	(745)	—	—	(745)
Change in value of contingent consideration	—	10,500	—	10,500
Par’s share of Laramie Energy’s unrealized loss (gain) on derivatives (2)	—	—	(1,988)	(1,988)
Depreciation, depletion, and amortization	1,113	11,919	5	13,037
Interest expense and financing costs, net	2,654	5,723	—	8,377
Equity (earnings) from Laramie Energy, LLC, excluding Par’s share of unrealized loss (gain) on derivatives	—	—	(3,588)	(3,588)
Equity losses (income) from subsidiaries	(23,708)	—	23,708	—
Income tax expense (benefit)	—	5,753	(5,719)	34
Adjusted EBITDA (3)	$(5,070)	$31,011	$111	$26,052
________________________________________

(1)	Included in Income tax benefit (expense) on our condensed consolidated statements of operations.

(2)	Included in Equity earnings (losses) from Laramie Energy, LLC on our condensed consolidated statements of operations.

(3)	For the three months ended March 31, 2019 and 2018, there was no severance costs, impairment expense, or (gain) loss on sale of assets.
Liquidity and Capital Resources
Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, and contractual obligations, capital expenditures, and working capital needs. Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs, and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand, amounts available under our credit agreements, and access to capital markets.
Our liquidity position as of March 31, 2019 was $126.4 million and consisted of $106.1 million at Par Petroleum, LLC and subsidiaries, $20.2 million at Par Pacific Holdings, and $0.1 million at all our other subsidiaries.
As of March 31, 2019, we had access to the J. Aron Deferred Payment Arrangement, the ABL Credit Facility, and cash on hand of $60.3 million. In addition, we have the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement, which are used to finance the majority of the inventory at our Hawaii and Washington refineries, respectively. Generally, the primary uses of our capital resources have been in the operations of our refining and retail segments, payments related to acquisitions, and to repay or refinance indebtedness.
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

Cash Flows
The following table summarizes cash activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(56,758)	$12,641
Net cash used in investing activities	(288,741)	(84,292)
Net cash provided by financing activities	330,720	18,274
Net cash used in operating activities was approximately $56.8 million for the three months ended March 31, 2019, which resulted from net income of approximately $61.1 million, offset by non-cash earnings from operations of approximately $28.3 million and net cash used for changes in operating assets and liabilities of approximately $89.5 million. The change in our operating assets and liabilities for the three months ended March 31, 2019 was primarily due to advances to suppliers for crude oil purchases and an increase in trade receivables related to higher sales volumes in Hawaii. Net cash provided by operating activities was approximately $12.6 million for the three months ended March 31, 2018, which resulted from net income of approximately $15.2 million and non-cash charges to operations of approximately $9.2 million, offset by net cash used for changes in operating assets and liabilities of approximately $11.7 million.
For the three months ended March 31, 2019, net cash used in investing activities was approximately $288.7 million and primarily related to $274.3 million net cash consideration paid for the Washington Acquisition and additions to property and equipment totaling approximately $17.9 million. Net cash used in investing activities was approximately $84.3 million for the three months ended March 31, 2018 and primarily related to $74.7 million paid for the Northwest Retail Acquisition and additions to property and equipment totaling approximately $9.6 million.
Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $330.7 million, which consisted primarily of net debt borrowings of approximately $294.0 million, and net borrowings associated with the J. Aron deferred payment and MLC receivable advances of approximately $57.0 million, offset by the payments of $13.3 million in deferred loan costs and $6.2 million in commitment and other fees related to the funding for the Washington Acquisition. Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $18.3 million, which consisted primarily of net borrowings of approximately $21.5 million associated with the J. Aron deferred payment arrangement.
Capital Expenditures
Our capital expenditures for the three months ended March 31, 2019 totaled approximately $17.9 million and were primarily related to the second phase of our diesel hydrotreater construction at our Hawaii refinery, the first phase of a project to allow for processing and storage of renewable fuels at our Washington refinery, and scheduled maintenance. Our capital expenditure budget for 2019 ranges from $100 million to $110 million and primarily relates to the second phase of our diesel hydrotreater project to increase ultra-low sulfur distillate production capacity in our Hawaii refinery, the first phase of a project to allow for processing and storage of renewable fuels at our Washington refinery, equipment purchases and pre-engineering work in preparation for the 2020 turnarounds at our refineries, construction of the tie-in connecting our SPM to the IES crude oil pipeline for Hawaii logistics, and scheduled maintenance and other expansion projects.
We also continue to seek strategic investments in business opportunities, but the amount and timing of those investments are not predictable.
Commitments and Contingencies
Supply and Offtake Agreements. On June 1, 2015, we entered into the Supply and Offtake Agreements with J. Aron to support the operations of our Hawaii refinery. On May 8, 2017, we and J. Aron amended the Supply and Offtake Agreements and extended the term through May 31, 2021 with a one-year extension option upon mutual agreement of the parties. On June 27, 2018, we and J. Aron amended the Supply and Offtake Agreements to increase the amount that we may defer under the deferred payment arrangement. On December 5, 2018, we amended the Supply and Offtake Agreements to account for additional processing capacity expected to be provided through the Hawaii Refinery Expansion. Please read Note 8—Inventory Financing Agreements for more information.
Washington Refinery Intermediation Agreement. In connection with the consummation of the Washington Acquisition on January 11, 2019, we assumed the Washington Refinery Intermediation Agreement with MLC to support the operations of our

Washington refinery. The Washington Refinery Intermediation Agreement expires on December 31, 2019. Please read Note 8—Inventory Financing Agreements for more information.
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
Tesoro is responsible under the Environmental Agreement for directly paying, or reimbursing PHR, for all reasonable third-party capital expenditures incurred pursuant to the Consent Decree to the extent related to acts or omissions prior to the date of the closing of the PHR acquisition. Tesoro is obligated to pay all applicable fines and penalties related to the Consent Decree. Please read Note 13—Commitments and Contingencies for more information.
Wyoming refinery. Our Wyoming refinery is subject to a number of consent decrees, orders, and settlement agreements involving the EPA and/or the Wyoming Department of Environmental Quality, some of which date back to the late 1970s and several of which remain in effect, requiring further actions at the Wyoming refinery. Please read Note 13—Commitments and Contingencies for more information.

Critical Accounting Policies and Estimates
Except as described below, there have been no material changes to critical accounting policies disclosed in our Annual Report on Form 10-K.
Inventory
Commodity inventories, excluding commodity inventories at the refinery located in Tacoma, Washington, are stated at the lower of cost or net realizable value using the first-in, first-out accounting method (“FIFO”). Cost of crude and refined products inventory at the Washington refinery is determined using the last-in, first-out (“LIFO”) inventory valuation method and inventory is stated at the lower of LIFO cost or net realizable value. We value merchandise along with spare parts, materials, and supplies at average cost.
Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for the sales.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (“PSLRA”), or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors including, without limitation, our beliefs with regard to available capital resources, our beliefs regarding the likelihood or impact of any potential fines or penalties and of the fair value of certain assets, and our expectations with respect to laws and regulations, including environmental regulations and related compliance costs and any fines or penalties related thereto, including potential fines and penalties related to Wyoming Refining; our expectations regarding the sufficiency of our cash flows and liquidity; our expectations regarding anticipated capital improvements and the timing and cost of work that remains to be completed related to the Consent Decree; our expectations regarding the impact of the adoption of certain accounting standards; our beliefs as to the impact of changes to inputs regarding the valuation of our stock warrants, as well as our estimates regarding the fair value of such warrants and certain indebtedness; estimated costs to settle claims from the Delta bankruptcy; the estimated value of, and our ability to settle, legal claims remaining to be settled against third parties; our expectations regarding the synergies or other benefits of the Hawaii Refinery Expansion or the Washington Acquisition; our expectations regarding certain tax liabilities and debt obligations; our expectations and estimates regarding our Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement; management’s assumptions about future events; our ability to raise additional debt or equity capital; our ability to make strategic investments in business opportunities; and the estimates, assumptions and projections regarding future financial condition, results of operations, liquidity, and cash flows. These and other forward-looking statements could cause the actual results, performance, or achievements of Par and its subsidiaries to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Our earnings, cash flow, and liquidity are significantly affected by commodity price volatility. Our Revenues fluctuate with refined product prices and our Cost of revenues (excluding depreciation) fluctuates with movements in crude oil and feedstock prices. Assuming all other factors remain constant, a $1 per barrel change in average gross refining margins, based on our throughput for the three months ended March 31, 2019 of 162 thousand barrels per day, would change annualized operating income by approximately $58.4 million. This analysis may differ from actual results.
In order to manage commodity price risks, we utilize exchange-traded futures, options, and OTC swaps to manage commodity price risks associated with:

•	the price for which we sell our refined products;

•	the price we pay for crude oil and other feedstocks;

•	our crude oil and refined products inventory; and

•	our fuel requirements for our refineries.
We are required under the Supply and Offtake Agreements with J. Aron and the Washington Refinery Intermediation Agreement with MLC to hedge the time spread between the period of crude oil cargo pricing and the month of delivery for certain crude oil purchases. We manage this exposure by entering into swaps. Please read Note 8—Inventory Financing Agreements for more information.
All of our futures and OTC swaps are executed to economically hedge our physical commodity purchases, sales, and inventory. Our open futures and OTC swaps expire at various dates through September 2019. At March 31, 2019, these open commodity derivative contracts represent (in thousands of barrels):

Contract type	Purchases	Sales	Net
Futures	381	(253)	128
Swaps	6,660	(7,000)	(340)
Total	7,041	(7,253)	(212)
Based on our net open positions at March 31, 2019, a $1 change in the price of crude oil, assuming all other factors remain constant, would result in a change of approximately $212 thousand to the fair value of these derivative instruments and Cost of revenues (excluding depreciation).
Our predominant variable operating cost is the cost of fuel consumed in the refining process, which is included in Cost of revenues (excluding depreciation) on our condensed consolidated statements of operations. Assuming normal operating conditions, we consume approximately 162 thousand barrels per day of crude oil during the refining process at our Hawaii, Washington, and Wyoming refineries. We internally consume approximately 3% of this throughput in the refining process, which is accounted for as a fuel cost.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our renewable volume obligation (“RVO”) is based on a percentage of our Hawaii, Wyoming, and Washington refineries’ production of on-road transportation fuel. The EPA sets the RVO percentages annually. To the degree we are unable to blend the required amount of biofuels to satisfy our RVO, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows, we may purchase RINs when the price of these instruments is deemed favorable. Some of these contracts are derivative instruments, however, we elect the normal purchases normal sales exception and do not record these contracts at their fair values.
Interest Rate Risk
As of March 31, 2019, we had $295.0 million in debt principal that was subject to floating interest rates. We also had interest rate exposure in connection with our liabilities under the J. Aron Supply and Offtake Agreements and the Washington Refinery Intermediation Agreement for which we pay charges based on three-month LIBOR. An increase of 1% in the variable rate on our indebtedness, after considering the instruments subject to minimum interest rates, would result in an increase to our

Cost of revenues (excluding depreciation) and Interest expense and financing costs, net, of approximately $3.1 million and $4.5 million per year, respectively. As of March 31, 2019, we have not hedged our interest rate risk.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (ASC 842). During the quarter ended March 31, 2019, we implemented additional internal controls over financial reporting in response to the adoption of ASC 842.
Except for the change described above, there were no changes during the quarter ended March 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Please read Note 13—Commitments and Contingencies to our condensed consolidated financial statements for more information.
Item 1A. RISK FACTORS
We are subject to certain risks. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
We have not paid dividends on our common stock and we do not expect to do so in the foreseeable future. In addition, under the ABL Credit Facility, the indenture governing the 7.75% Senior Secured Notes, and the Term Loan B Facility, our subsidiaries are restricted from paying dividends or making other equity distributions, subject to certain exceptions.

Stock Repurchases
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2019:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2019	2,063	$15.18	—	—
February 1 - February 28, 2019	36,874	17.01	—	—
March 1 - March 31, 2019	4,974	17.12	—	—
Total	43,911	$16.94	—	—
________________________________________________
(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURE
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

2.1
Third Amended Joint Chapter 11 Plan of Reorganization of Delta Petroleum Corporation and Its Debtor Affiliates dated August 16, 2012. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012. @

2.2
Contribution Agreement, dated as of June 4, 2012, among Piceance Energy, LLC, Laramie Energy, LLC, and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012. @

2.3
Purchase and Sale Agreement dated as of December 31, 2012, by and among the Company, SEACOR Energy Holdings Inc., SEACOR Holdings Inc., and Gateway Terminals LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 3, 2013. @

2.4
Membership Interest Purchase Agreement dated as of June 17, 2013, by and among Tesoro Corporation, Tesoro Hawaii, LLC, and Hawaii Pacific Energy, LLC Incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed on August 14, 2013. @

2.5
Agreement and Plan of Merger dated as of June 2, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 11, 2014. @

2.6
Amendment of Agreement and Plan of Merger dated as of September 9, 2014, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2014. @

2.7
Second Amendment of Agreement and Plan of Merger dated as of December 31, 2014, by and among Par Petroleum Corporation, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholder’s Representative. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2015. @

2.8
Third Amendment to Agreement and Plan of Merger dated as of March 31, 2015, by and among the Company, Bogey, Inc., Koko’oha Investments, Inc., and Bill D. Mills, in his capacity as the Shareholders’ Representative. Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 2, 2015. @

2.9
Unit Purchase Agreement, dated as of June 13, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016. @

2.10
First Amendment to Unit Purchase Agreement dated as of July 14, 2016, between Par Wyoming, LLC and Black Elk Refining, LLC. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016. @

2.11
Purchase and Sale Agreement dated as of November 26, 2018, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC, and solely for certain purposes specified therein, the Company. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on November 30, 2018. @#

2.12
Amendment No. 1 to Purchase and Sale Agreement dated as of January 11, 2019, among Par Petroleum, LLC, TrailStone NA Oil & Refining Holdings, LLC and Par Pacific Holdings, Inc. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

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

4.5
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

4.10
Registration Rights Agreement dated as of July 14, 2016, by and among Par Pacific Holdings, Inc. and the purchasers party thereto. Incorporated by Reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016.

4.11
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

4.17	Second Amended and Restated Par Pacific Holdings, Inc. 2012 Long Term Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.18	Par Pacific Holdings, Inc. 2018 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 29, 2018.

4.19
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

10.2
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

10.3
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

10.4
Conformed Copy of First Lien ISDA Master Agreement dated as of January 11, 2019, between Merrill Lynch Commodities, Inc. and U.S. Oil & Refining Co. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.5
Amendment to Amended and Restated Pledge and Security Agreement dated January 11, 2019, among Par Hawaii Refining, LLC and J. Aron & Company LLC. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.6
Loan Agreement, dated January 9, 2019, between Par Pacific Holdings, Inc. and Bank of Hawaii. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.7	Note made by Par Pacific Holdings, Inc. to Bank of Hawaii, dated as of January 9, 2019. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 14, 2019.

10.8	Note made by Par Pacific Holdings, Inc. to Bank of Hawaii, dated as of March 29, 2019. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019.

10.9
Promissory Note dated as of March 29, 2019 made by Par Pacific Hawaii Property Company, LLC, and payable to the order of Bank of Hawaii. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2019.

10.10
Guaranty Agreement dated as of March 29, 2019 executed by Par Pacific Holdings, Inc. in favor of Bank of Hawaii. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2019.

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

Date: May 10, 2019